Form 10-Q
period 2010-06-30
AMERICAN EXPRESS CO
filed 2010-08-05
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010

Common Shares (par value $.20 per share)	1,203,211,865 shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2010	2009
Revenues
Non-interest revenues
Discount revenue	$3,734	$3,305
Net card fees	520	532
Travel commissions and fees	434	407
Other commissions and fees	497	439
Securitization income, net	—	(2)
Other	485	670

Total non-interest revenues	5,670	5,351

Interest income
Interest and fees on loans	1,657	1,081
Interest and dividends on investment securities	125	196
Deposits with banks and other	16	11

Total interest income	1,798	1,288

Interest expense
Deposits	137	105
Short-term borrowings	1	7
Long-term debt and other	472	435

Total interest expense	610	547

Net interest income	1,188	741

Total revenues net of interest expense	6,858	6,092

Provisions for losses
Charge card	96	237
Cardmember loans	540	1,303
Other	16	44

Total provisions for losses	652	1,584

Total revenues net of interest expense after provisions for losses	6,206	4,508

Expenses
Marketing, promotion, rewards and cardmember services	2,122	1,512
Salaries and employee benefits	1,315	1,370
Professional services	636	599
Other, net	538	609

Total	4,611	4,090

Pretax income from continuing operations	1,595	418
Income tax provision	578	76

Income from continuing operations	1,017	342
Loss from discontinued operations, net of tax	—	(5)

Net income	$1,017	$337

Earnings per Common Share – Basic: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$0.84	$0.09
Loss from discontinued operations, net of tax	—	—

Net income attributable to common shareholders(a)	$0.84	$0.09

Earnings per Common Share – Diluted: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$0.84	$0.09
Loss from discontinued operations, net of tax	—	—

Net income attributable to common shareholders(a)	$0.84	$0.09

Average common shares outstanding for earnings per common share:
Basic	1,190	1,162
Diluted	1,197	1,165
Cash dividends declared per common share	$0.18	$0.18

(a)
Represents income from continuing operations or net income, as applicable, less (i) accelerated preferred dividend accretion of $212 million for the three months ended June 30, 2009 due to a repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP), (ii) preferred share dividends and related accretion of $22 million for the three months ended June 30, 2009, and (iii) earnings allocated to participating share awards and other items of $13 million and $1 million for the three months ended June 30, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2010	2009
Revenues
Non-interest revenues
Discount revenue	$7,200	$6,371
Net card fees	1,041	1,064
Travel commissions and fees	820	772
Other commissions and fees	997	892
Securitization income, net	—	139
Other	911	1,120

Total non-interest revenues	10,969	10,358

Interest income
Interest and fees on loans	3,432	2,373
Interest and dividends on investment securities	242	350
Deposits with banks and other	29	39

Total interest income	3,703	2,762

Interest expense
Deposits	265	190
Short-term borrowings	2	34
Long-term debt and other	941	878

Total interest expense	1,208	1,102

Net interest income	2,495	1,660

Total revenues net of interest expense	13,464	12,018

Provisions for losses
Charge card	323	573
Cardmember loans	1,228	2,717
Other	44	97

Total provisions for losses	1,595	3,387

Total revenues net of interest expense after provisions for losses	11,869	8,631

Expenses
Marketing, promotion, rewards and cardmember services	4,084	2,814
Salaries and employee benefits	2,642	2,623
Professional services	1,197	1,118
Other, net	1,099	1,114

Total	9,022	7,669

Pretax income from continuing operations	2,847	962
Income tax provision	945	177

Income from continuing operations	1,902	785
Loss from discontinued operations, net of tax	—	(11)

Net income	$1,902	$774

Earnings per Common Share – Basic: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$1.58	$0.41
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders(a)	$1.58	$0.40

Earnings per Common Share – Diluted: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$1.57	$0.41
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders(a)	$1.57	$0.40

Average common shares outstanding for earnings per common share:
Basic	1,188	1,159
Diluted	1,194	1,161
Cash dividends declared per common share	$0.36	$0.36

(a)
Represents income from continuing operations or net income, as applicable, less (i) accelerated preferred dividend accretion of $212 million for the six months ended June 30, 2009 due to a repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP), (ii) preferred share dividends and related accretion of $94 million for the six months ended June 30, 2009, and (iii) earnings allocated to participating share awards and other items of $25 million and $5 million for the six months ended June 30, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Millions, except share data)	2010	2009
Assets
Cash and cash equivalents
Cash and cash due from banks	$1,850	$1,525
Interest-bearing deposits in other banks (including securities purchased under resale agreements: 2010, $321; 2009, $212)	18,423	11,010
Short-term investment securities	414	4,064

Total cash and cash equivalents	20,687	16,599
Accounts receivable
Cardmember receivables (includes gross receivables of a consolidated variable interest entity: 2010, $7,582; 2009, $8,314), less reserves: 2010, $440; 2009, $546	34,188	33,197
Other receivables, less reserves: 2010, $184; 2009, $109	2,858	5,007
Loans
Cardmember loans (includes gross loans of a consolidated variable interest entity: 2010, $33,510)(a), less reserves: 2010, $4,866; 2009, $3,268	52,406	29,504
Other, less reserves: 2010, $24; 2009, $27	409	506
Investment securities	17,328	24,337
Premises and equipment — at cost, less accumulated depreciation: 2010, $4,387; 2009, $4,130	2,714	2,782
Other assets (includes restricted cash of consolidated variable interest entities: 2010, $1,437; 2009, $1,799)(a)	13,173	13,213

Total assets	$143,763	$125,145

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$28,352	$26,289
Travelers Cheques outstanding	5,411	5,975
Accounts payable	9,503	9,063
Short-term borrowings	2,609	2,344
Long-term debt (includes debt issued by consolidated variable interest entities: 2010, $24,655; 2009, $4,970)	69,345	52,338
Other liabilities	14,030	14,730

Total liabilities	129,250	110,739

Contingencies (Note 15)

Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,202 million shares in 2010 and 1,192 million shares in 2009	239	237
Additional paid-in capital	11,586	11,144
Retained earnings	3,724	3,737
Accumulated other comprehensive loss, net of tax:
Net unrealized securities gains, net of tax: 2010, $(103); 2009, $(291)	201	507
Net unrealized derivatives losses, net of tax: 2010, $9; 2009, $15	(16)	(28)
Foreign currency translation adjustments, net of tax: 2010, $40; 2009, $31	(787)	(722)
Net unrealized pension and other postretirement benefit costs, net of tax: 2010 $216; 2009, $244	(434)	(469)

Total accumulated other comprehensive loss	(1,036)	(712)

Total shareholders’ equity	14,513	14,406

Total liabilities and shareholders’ equity	$143,763	$125,145

(a)
The balance as of December 31, 2009 includes an undivided, pro-rata interest in an unconsolidated variable interest entity (historically referred to as “seller’s interest”) totaling $8,752, of which $8,033 is included in cardmember loans and $719 is included in other assets. Refer to Note 7 for additional details.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2010	2009
Cash Flows from Operating Activities
Net income	$1,902	$774
Loss from discontinued operations, net of tax	—	11

Income from continuing operations	1,902	785
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	1,595	3,387
Depreciation and amortization	441	568
Deferred taxes, acquisition costs and other	699	(1,387)
Stock-based compensation	106	121
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	202	422
Other assets	120	683
Accounts payable and other liabilities	(56)	(1,351)
Travelers Cheques outstanding	(559)	(462)
Net cash used in operating activities attributable to discontinued operations	—	(165)

Net cash provided by operating activities	4,450	2,601

Cash Flows from Investing Activities
Sale of investments	1,253	1,897
Maturity and redemption of investments	7,025	1,371
Purchase of investments	(4,911)	(10,023)
Net decrease in cardmember loans/receivables	367	8,838
Proceeds from cardmember loan securitizations	—	998
Maturities of cardmember loan securitizations	—	(2,100)
Purchase of premises and equipment	(329)	(334)
Sale of premises and equipment	7	36
Acquisitions/Dispositions, net of cash acquired	(254)	—
Net decrease (increase) in restricted cash	2,327	(56)
Net cash provided by investing activities attributable to discontinued operations	—	183

Net cash provided by investing activities	5,485	810

Cash Flows from Financing Activities
Net change in customer deposits	2,068	4,766
Net increase (decrease) in short-term borrowings	298	(6,719)
Issuance of long-term debt	1,444	2,980
Principal payments on long-term debt	(9,509)	(9,682)
Issuance of American Express Series A preferred shares and warrants	—	3,389
Issuance of American Express common shares	295	531
Repurchase of American Express Series A preferred shares	—	(3,389)
Common and preferred dividends paid	(433)	(494)
Net cash used in financing activities attributable to discontinued operations	—	(19)

Net cash used in financing activities	(5,837)	(8,637)

Effect of exchange rate changes on cash	(10)	20

Net increase (decrease) in cash and cash equivalents	4,088	(5,206)
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2010, $0; 2009, $3	16,599	21,654

Cash and cash equivalents at end of period includes cash of discontinued operations: 2010, $0; 2009, $2	$20,687	$16,448

See Notes to Consolidated Financial Statements

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
Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to loans and charge card receivables, reserves for Membership Rewards costs, fair value measurement, goodwill and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.
Classification of Cash Balances
The Company recently determined that in periods prior to June 30, 2010, the Company misclassified certain book overdraft balances against cash balances on its Consolidated Balance Sheets. Such overdraft balances, which arise in the normal course of the Company’s business activities, should have been classified as either accounts payable or other liabilities, depending on the underlying nature of the account. The Company has evaluated the effects of these misclassifications and concluded that none of them are material to any of the Company’s previously issued quarterly or annual Consolidated Financial Statements. Nevertheless, the Company has elected to revise in this report and future filings its Consolidated Balance Sheets and Consolidated Statements of Cash Flows to correct the effects of these misclassifications.
The amounts on prior period Consolidated Balance Sheets that have been revised are summarized below:
Consolidated Balance Sheets, as of:

	March 31, 2010		December 31, 2009		December 31, 2008
	As		As		As
	Previously	As	Previously	As	Previously	As
(Billions)	Reported	Revised	Reported	Revised	Reported	Revised

Cash and cash equivalents	$21.1	$22.9	$15.5	$16.6	$20.5	$21.7

Accounts payable and other liabilities	22.0	23.8	22.7	23.8	23.0	24.2

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These balance sheet misclassifications further impacted amounts previously reported in prior period Consolidated Statements of Cash Flows, as summarized below:

	Three Months			Nine Months		Six Months		Three Months
	Ended			Ended		Ended		Ended
	March 31, 2010			September 30, 2009		June 30, 2009		March 31, 2009
	As			As		As		As
	Previously	As		Previously	As	Previously	As	Previously	As
(Billions)	Reported	Revised		Reported	Revised	Reported	Revised	Reported	Revised

Change in accounts payable and other liabilities	$(1.0)	$0.2	(a)	$(0.9)	$(1.0)	$(1.1)	$(1.4)	$(2.3)	$(2.7)

Net cash provided by operating activities	1.1	2.3	(a)	5.0 (b)	4.9	2.9 (b)	2.6	1.0	0.6

Net increase (decrease) in cash and cash equivalents	5.6	6.4		(1.9)	(2.0)	(4.9)	(5.2)	0.3	(0.1)

(a)
The “As Revised’ amounts also include a $0.4 billion adjustment to correct certain balances relating to the foreign currency translation impact on cash flows. This item resulted in a corresponding $0.4 billion decrease in cash flows in “net decrease in cardmember loans/receivables” and “net cash provided by investing activities” in the Consolidated Statement of Cash Flows for the three months ended March 31, 2010. This item did not affect any other previously issued quarterly or annual consolidated financial statements.

(b)
The “As Previously Reported” amounts for the nine months ended September 30, 2009 and the six months ended June 30, 2009 include reductions to net cash provided by operating activities of $0.6 billion and $0.3 billion, respectively, to conform to certain reclassifications beginning with the December 31, 2009 Consolidated Statement of Cash Flows. These reclassifications relate to net recoveries of cardmember loans/receivables and changes in restricted cash balances, both of which are now reflected in cash flows from investing activities.

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	As		As		As
	Previously	As	Previously	As	Previously	As
(Billions)	Reported	Revised	Reported	Revised	Reported	Revised

Change in accounts payable and other liabilities	$—	$(0.1)	$0.9	$0.5	$1.0	$1.5

Net cash provided by operating activities	6.4	6.3	8.1	7.7	8.0	8.5

Net increase (decrease) in cash and cash equivalents	(5.0)	(5.1)	5.3	4.9	7.0	7.5

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Standards
The Financial Accounting Standards Board (FASB) recently issued the Accounting Standard Update No. 2010-20—Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard amends existing guidance by requiring an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity will be required to disclose credit quality indicators, past due information, and modifications of its financing receivables. The amendments that require disclosures as of a balance sheet date are effective for December 31, 2010. The amendments that require disclosures about activity during a period are effective for periods beginning January 1, 2011. The new standard is anticipated to require expanded disclosure by the Company due to the requirement for further disaggregation of currently disclosed information, as well as new disclosure requirements surrounding reserve activity.
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
Upon adoption of new GAAP effective January 1, 2010, the Company was required to change its accounting for the American Express Credit Account Master Trust (the Lending Trust), a previously unconsolidated VIE, which is now consolidated. As a result, beginning January 1, 2010, the securitized cardmember loans and related debt securities issued to third parties by the Lending Trust are included on the Company’s Consolidated Balance Sheet. The Company continues to consolidate the American Express Issuance Trust (the Charge Trust). Prior period results have not been revised for the change in accounting for the Lending Trust. Refer to Note 7 for further discussion.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Acquisition
On January 15, 2010, the Company purchased Revolution Money, a provider of secure person-to-person payment services through an internet based platform, for a cash purchase price of approximately $305 million. Among the assets acquired was $184 million of goodwill, $119 million of definite-lived intangible assets, and other miscellaneous net assets totaling $2 million. All assets and liabilities acquired, including goodwill, are reflected in the Corporate & Other segment. The acquisition of Revolution Money did not have a significant impact on the Corporate & Other segment’s or the Company’s results of operations for the six months ended June 30, 2010.
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
Generally Accepted Accounting Principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:
•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets

-	Quoted prices for identical or similar assets or liabilities in markets that are not active

-	Inputs other than quoted prices that are observable for the asset or liability

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means
•
Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis by GAAP’s valuation hierarchy (as described above), as of June 30, 2010 and December 31, 2009:

	2010				2009
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$469	$469	$—	$—	$530	$530	$—	$—
Retained subordinated securities(b)	—	—	—	—	3,599	—	—	3,599
Debt securities and other	16,859	—	16,859	—	20,208	—	20,208	—
Interest-only strip(b)	—	—	—	—	20	—	—	20
Derivatives(c)	1,218	—	1,218	—	833	—	833	—

Total assets	$18,546	$469	$18,077	$—	$25,190	$530	$21,041	$3,619

Liabilities:
Derivatives(c)	$240	$—	$240	$—	$283	$—	$283	$—

Total liabilities	$240	$—	$240	$—	$283	$—	$283	$—

(a)	Refer to Note 6 for the fair values of investment securities on a further disaggregated basis.

(b)
As a result of new GAAP effective January 1, 2010, the Company no longer presents the retained subordinated securities and interest-only strip within its Consolidated Financial Statements in periods subsequent to December 31, 2009. Refer to Note 7 for further details.

(c)
GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of June 30, 2010 and December 31, 2009, $21 million and $33 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets. Refer to Note 9 for the fair values of derivative assets and liabilities on a further disaggregated basis.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2009, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive (loss) income (AOCI):

	2009 (a)
	Investments-Retained		Other Assets-
(Millions)	Subordinated Securities		Interest-Only Strip
Beginning fair value, January 1	$744		$32
Increases in securitized loans(b)	1,760		—
Unrealized and realized gains (losses)	1,095	(c)	(12	)(d)

Ending fair value, December 31	$3,599		$20

(a)	The Company did not measure any financial instruments at fair value using significantly unobservable inputs during the six months ended June 30, 2010.

(b)	Represents cost basis of securitized loans.

(c)	Included in AOCI, net of taxes.

(d)	Included in securitization income, net.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
•
When quoted prices in an active market are not available, the fair values for the Company’s investment securities are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. The fair values provided by the pricing services are estimated using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, the Company did not apply any adjustments to prices received from the pricing services. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

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
Retained Subordinated Securities
As of December 31, 2009, the Company determined the fair value of its retained subordinated securities using discounted cash flow models. The discount rate used was based on an interest rate curve that was observable in the marketplace plus an unobservable credit spread commensurate with the risk of these securities and similar financial instruments. The Company classified such securities in Level 3 of the fair value hierarchy because the applicable credit spreads were not observable due to the illiquidity in the market with respect to these securities and similar financial instruments.
Interest-only Strip
As of December 31, 2009, the fair value of the interest-only strip was the present value of estimated future positive excess spread expected to be generated by the securitized loans over the estimated remaining life of those loans. Management utilized certain estimates and assumptions to determine the fair value of the interest-only strip asset, including estimates for finance charge yield, credit losses, London Interbank Offered Rate (LIBOR) (which determined future certificate interest costs), monthly payment rate and discount rate. On a quarterly basis, the Company compared the assumptions it used in calculating the fair value of its interest-only strip to observable market data when available, and to historical trends. The interest-only strip was classified within Level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in valuing this asset.

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
The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities not carried at fair value, as of June 30, 2010 and December 31, 2009:

	2010			2009
	Carrying	Fair		Carrying	Fair
(Rounded to nearest billion)	Value	Value		Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$60	$60	(a)	$58	$58	(b)
Loans, net	$53	$53	(a)	$30	$30

Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$37	$37		$34	$34
Certificates of deposit	$15	$16		$15	$16
Long-term debt	$69	$72	(a)	$52	$54	(b)

(a)
Includes fair values of cardmember receivables, loans and long-term debt of $7.6 billion, $31.2 billion and $24.9 billion, respectively, held by consolidated VIEs as of June 30, 2010. Refer to the Consolidated Balance Sheets for the related carrying values.

(b)
Includes fair values of cardmember receivables and long-term debt of $8.3 billion and $5.0 billion, respectively, held by a consolidated VIE as of December 31, 2009. Refer to the Consolidated Balance Sheets for the related carrying values.

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2010 and December 31, 2009, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be estimated by aggregating the amounts presented.
The following methods were used to determine estimated fair values:
Financial Assets for Which Carrying Values Equal or Approximate Fair Value
Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short-term in duration or variable rate in nature.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value
Financial liabilities for which carrying values equal or approximate fair value include accrued interest, customer deposits (excluding certificates of deposit, which are described further below), Travelers Cheques outstanding, short-term borrowings and certain other liabilities for which the carrying values approximate fair value because they are short-term in duration, variable rate in nature, or have no defined maturity.
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
4.	Accounts Receivable
Accounts receivable as of June 30, 2010 and December 31, 2009, consisted of:

(Millions)	2010	2009
U.S. Card Services(a)	$17,307	$17,750
International Card Services	5,596	5,944
Global Commercial Services(b)	11,532	9,844
Global Network & Merchant Services(c)	193	205

Cardmember receivables, gross(d)	34,628	33,743
Less: Cardmember reserve for losses	440	546

Cardmember receivables, net	$34,188	$33,197

Other receivables, net(e)	$2,858	$5,007

(a)	Includes $7.0 billion and $7.8 billion of gross cardmember receivables of a consolidated VIE as of June 30, 2010 and December 31, 2009, respectively.

(b)	Includes $0.6 billion and $0.5 billion of gross cardmember receivables of a consolidated VIE as of June 30, 2010 and December 31, 2009, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $10.5 billion and $10.4 billion of cardmember receivables outside the United States as of June 30, 2010 and December 31, 2009, respectively.

(e)
Other receivables primarily represent amounts due from the Company’s travel customers, third-party issuing partners, accrued interest on investments, and other receivables due to the Company in the ordinary course of business. As of December 31, 2009, these amounts also include $1.9 billion of cash held in an unconsolidated VIE required for daily settlement requirements. Beginning January 1, 2010, this VIE is consolidated by the Company and cash held by this consolidated VIE is considered restricted cash included in other assets on the Company’s Consolidated Balance Sheets. Refer to Note 7 for additional details.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the cardmember receivable reserve for losses for the six months ended June 30:

(Millions)	2010	2009
Balance, January 1	$546	$810
Additions:
Cardmember receivables provisions(a)	239	539
Cardmember receivables provisions — other(b)	84	34

Total provision	323	573

Deductions:
Cardmember receivables net write-offs(c)(d)	(365)	(672)
Cardmember receivables — other(e)	(64)	3

Balance, June 30	$440	$714

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents loss provisions for cardmember receivables resulting from unauthorized transactions.

(c)
Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $189 million and $163 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2009, these amounts also include net write-offs for cardmember receivables resulting from unauthorized transactions.

(d)
Through December 31, 2009, cardmember receivables in the International Card Services (ICS) and Global Commercial Services (GCS) segments were written off when 360 days past billing or earlier. During the first quarter of 2010, consistent with applicable bank regulatory guidance, the Company modified its methodology to write off cardmember receivables in the ICS and GCS segments when 180 days past due or earlier. Therefore, net write-offs for cardmember receivables for the first quarter of 2010 included approximately $108 million resulting from this change in write-off methodology. The impact of this change to the provision for charge card losses was not material.

(e)
For the six months ended June 30, 2010, these amounts include net write-offs of cardmember receivables resulting from unauthorized transactions. For the six months ended June 30, 2009, net write-offs of cardmember receivables resulting from unauthorized transactions were included in cardmember receivables net write-offs. For all periods these amounts include foreign currency translation adjustments.

Refer to Note 5 for impaired cardmember receivables as of June 30, 2010 and December 31, 2009.
5.	Loans
Loans as of June 30, 2010 and December 31, 2009 consisted of:

(Millions)	2010	2009
U.S. Card Services(a)	$48,968	$23,507
International Card Services	8,281	9,241
Global Commercial Services	23	24

Cardmember loans(b)	57,272	32,772
Less: Cardmember loans reserve for losses	4,866	3,268

Cardmember loans, net	$52,406	$29,504

Other loans, net(c)	$409	$506

(a)
As of June 30, 2010, includes approximately $33.5 billion of gross cardmember loans of a consolidated VIE. As of December 31, 2009 includes approximately $8.0 billion for an undivided, pro-rata interest in an unconsolidated VIE (historically referred to as “seller’s interest”). Refer to Note 7 for additional details.

(b)	Cardmember loan balance is net of unamortized net card fees of $123 million and $114 million as of June 30, 2010 and December 31, 2009, respectively.

(c)
Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the acquisition of Corporate Payment Services (CPS).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2010	2009
Balance, January 1	$3,268	$2,570
Reserves established for consolidation of a variable interest entity	2,531	—

Total adjusted balance, January 1	5,799	2,570

Additions:
Cardmember loans provisions(a)	1,190	2,692
Cardmember loans — other(b)	38	25

Total provision	1,228	2,717

Deductions:
Cardmember loans net write-offs — principal(c)	(1,902)	(1,629)
Cardmember loans net write-offs — interest and fees(c)	(206)	(286)
Cardmember loans — other(d)	(53)	(153)

Balance, June 30	$4,866	$3,219

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Primarily represents loss provisions for cardmember loans resulting from unauthorized transactions.

(c)
Cardmember loans net write-offs — principal for the six months ended June 30, 2010 and 2009 include recoveries of $280 million and $174 million, respectively. Recoveries of interest and fees were de minimis.

(d)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments.
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
The Company may modify cardmember loans and receivables to minimize losses to the Company while providing cardmembers with temporary or permanent financial relief. Such modifications may include reducing the interest rate or delinquency fees on the loans and receivables and/or placing the cardmember on a fixed payment plan not exceeding 60 months. If the cardmember does not comply with the modified terms, then the loan or receivable agreement generally reverts back to its original terms. The performance of loans and receivables modified in a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of these modification programs remains uncertain, the Company believes they improve the cumulative loss performance of such loans and receivables.
Modification programs can be long term (more than 12 months) or short-term (12 months or less). Loans and receivables in short-term modification programs previously were not classified as TDRs. Beginning June 30, 2010, the Company has classified such cardmember loans and receivables as TDRs and has correspondingly revised the prior period impaired loan and receivable amounts. Also, for loans in short-term modification programs where the contractual rate of interest has been temporarily modified to zero percent (generally not to exceed six months), such loans previously were not classified as non-accrual loans. Beginning June 30, 2010, the Company has classified such loans as non-accrual loans and has correspondingly revised the prior period impaired loan and receivable amounts.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding the Company’s impaired loans and receivables as of June 30, 2010 and December 31, 2009 is as follows:
Balances as of June 30, 2010:

					Loans
	Loans and Receivables				and
	Modified in a TDR				Receivables
	Short-Term		Long-Term		Not in
	Modification		Modification		Modification
(Millions)	Programs		Programs		Programs	Total(e)
Loans over 90 days past due and accruing interest(a)	$8		$—		$239	$247
Non-accrual loans(b)	895		—		825	1,720
Loans and receivables modified in a TDR(c)	326		249		—	575

Total as of June 30, 2010	$1,229		$249		$1,064	$2,542

Reserves for losses on impaired loans and receivables	$335	(d)	$72	(d)	$749	$1,156

Balances as of December 31, 2009:

					Loans
	Loans and Receivables				and
	Modified in a TDR				Receivables
	Short-Term		Long-Term		Not in
	Modification		Modification		Modification
(Millions)	Programs		Programs		Programs	Total(e)
Loans over 90 days past due and accruing interest(a)	$1		$—		$253	$254
Non-accrual loans(b)	586		—		494	1,080
Loans and receivables modified in a TDR(c)	114		114		—	228

Total as of December 31, 2009	$701		$114		$747	$1,562

Reserves for losses on impaired loans and receivables	$211	(d)	$40	(d)	$539	$790

(a)
The Company’s policy is generally to accrue interest through the date of charge-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected.

(b)	Non-accrual loans not in modification programs include certain cardmember loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)	These amounts do not include cardmember loans and receivables modified in a TDR already disclosed above as (i) loans over 90 days past due and still accruing interest, and (ii) non-accrual loans.

(d)
Reserves for losses for loans and receivables modified in a TDR are determined by the difference between cash flows expected to be received from the cardmember discounted at the original effective interest rate and the recorded investment in the cardmember balance. These amounts include reserves for losses on loans modified in a TDR that are disclosed above as loans 90 days past due and still accruing interest and non-accrual loans.

(e)
The increase in impaired loans was due to the adoption of new GAAP effective January 1, 2010, which resulted in the consolidation of the Lending Trust as discussed further in Note 1. As a result of these changes, amounts as of June 30, 2010 include impaired loans and receivables for both the Charge Trust and Lending Trust; correspondingly, amounts as of December 31, 2009 only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust.

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
The following is a summary of investment securities as of June 30, 2010 and December 31, 2009:

	2010				2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$6,164	$53	$(186)	$6,031	$6,457	$51	$(258)	$6,250
U.S. Government agency obligations	6,332	31	—	6,363	6,699	47	(1)	6,745
U.S. Government treasury obligations	2,700	8	—	2,708	5,556	10	—	5,566
Corporate debt securities(a)	1,378	21	(1)	1,398	1,333	14	(12)	1,335
Retained subordinated securities(b)	—	—	—	—	3,088	512	(1)	3,599
Mortgage-backed securities(c)	208	7	—	215	179	3	(2)	180
Foreign government bonds and obligations	99	4	—	103	90	2	—	92
Equity securities(d)	100	369	—	469	100	430	—	530
Other(e)	40	1	—	41	40	—	—	40

Total	$17,021	$494	$(187)	$17,328	$23,542	$1,069	$(274)	$24,337

(a)
The June 30, 2010 and December 31, 2009 balances include, on a cost basis, $1.2 billion and $1.1 billion, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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

(c)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(d)	Principally represents the Company’s investment in Industrial and Commercial Bank of China (ICBC).

(e)	Other is comprised of investments in various mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other-Than-Temporary Impairment
Realized losses are recognized when management determines that a decline in fair value is other than temporary. Such determination requires judgment regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly and more often, as market conditions may require, to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. It is reasonably possible that a change in estimate will occur in the near term relating to other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for other-than-temporary impairment including the determination of the extent to which the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk. With respect to increased default risk, the Company assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of a financial guarantor, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, the Company assesses whether it has the intent to sell the securities, and whether it is more likely than not that the Company will not be required to sell the securities before recovery of any unrealized losses.
The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009:

	2010				2009
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross		Gross
(Millions)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$622	$(14)	$1,923	$(172)	$837	$(25)	$2,074	$(233)
U.S. Government agency obligations	—	—	—	—	249	(1)	—	—
Corporate debt securities	—	—	2	(1)	102	(1)	38	(11)
Retained subordinated securities	—	—	—	—	—	—	75	(1)
Mortgage-backed securities	—	—	—	—	120	(2)	—	—

Total	$622	$(14)	$1,925	$(173)	$1,308	$(29)	$2,187	$(245)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2010 and December 31, 2009:

(Millions)	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value to	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2010:
90%–100%	85	$607	$(12)	227	$1,290	$(63)	312	$1,897	$(75)
Less than 90%	1	15	(2)	63	635	(110)	64	650	(112)

Total as of June 30, 2010	86	$622	$(14)	290	$1,925	$(173)	376	$2,547	$(187)

2009:
90%–100%	155	$1,289	$(25)	225	$1,411	$(87)	380	$2,700	$(112)
Less than 90%	2	19	(4)	78	776	(158)	80	795	(162)

Total as of December 31, 2009	157	$1,308	$(29)	303	$2,187	$(245)	460	$3,495	$(274)

The gross unrealized losses on state and municipal securities and all other debt securities can be attributed to a number of reasons such as higher credit spreads generally for state and municipal securities, higher credit spreads for specific issuers, changes in market benchmark interest rates or a combination thereof, all as compared to those prevailing when the securities were acquired.
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
Supplemental Information
Gross realized gains and losses on the sales of investment securities, included in other non-interest revenues, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Gains(a)	$1	$222	$2	$223
Losses	(6)	—	(6)	—

Total	$(5)	$222	$(4)	$223

(a)	2009 gains primarily represent the gain from the sale of 50 percent of the Company’s investment in ICBC.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual maturities of investment securities, excluding equity securities and other securities, as of June 30, 2010, were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year:	$8,182	$8,208
Due after 1 year but within 5 years	2,436	2,467
Due after 5 years but within 10 years	337	349
Due after 10 years	5,926	5,794

Total	$16,881	$16,818

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
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
Upon adoption of new GAAP effective January 1, 2010, the Company continues to consolidate the Charge Trust. In addition, the Company was required to change its accounting for the Lending Trust, which is now consolidated. As a result, beginning January 1, 2010, the securitized cardmember loans and the related debt securities issued to third parties by the Lending Trust are included on the Company’s Consolidated Balance Sheets. Prior period Consolidated Financial Statements have not been revised for this accounting change.
The Charge Trust and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying cardmember receivables and loans.
TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $1.5 billion of subordinated securities issued by the Lending Trust as of June 30, 2010. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS was determined to be the primary beneficiary of both the Charge Trust and the Lending Trust.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
There was approximately $10 million and $1.8 billion of restricted cash held by the Charge Trust as of June 30, 2010 and December 31, 2009, respectively, and approximately $1.4 billion of restricted cash held by the Lending Trust as of June 30, 2010, included in other assets on the Company’s Consolidated Balance Sheets. Also, as of December 31, 2009, other receivables on the Company’s Consolidated Balance Sheet included $1.9 billion of cash held in the Lending Trust. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses, and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.
Lending Trust — Impact on the Consolidated Balance Sheet
The following table summarizes the major balance sheet impacts, including adjustments associated with the adoption of new GAAP effective January 1, 2010, for the consolidation of the Lending Trust:

	Balance		Adjusted Balance
(Billions)	December 31, 2009	Adjustments	January 1, 2010
Cardmember loans	$32.8	$29.0	$61.8
Loss reserves (cardmember loans)	(3.3)	(2.5)	(5.8)
Investment securities	24.3	(3.6)	20.7
Other receivables	5.1	(1.9)	3.2
Other assets	13.2	2.2	15.4
Long-term debt	52.3	25.0	77.3
Shareholders’ equity	14.4	(1.8)	12.6

The primary changes to the Company’s Consolidated Balance Sheets were:
•	An increase to cardmember loans and long-term debt for the (i) cardmember loans held by the Lending Trust and (ii) debt securities issued by the Lending Trust;
•	Establishment of a cardmember reserve for losses for the additional cardmember loans;
•	The elimination in consolidation of the Company’s retained subordinated securities against the debt securities issued by the Lending Trust;
•	A reduction to shareholders’ equity, primarily for the after-tax effect of establishing the additional reserve for losses on cardmember loans.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lending Trust Long-term Debt
As previously discussed, consolidation of the Lending Trust on January 1, 2010 resulted in an increase to long-term debt on the Company’s Consolidated Balance Sheet. The Lending Trust’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of June 30, 2010 was as follows:

			Quarter-End
	Maturity	Outstanding	Stated Rate
(Millions, except percentages)	Dates	Balance	on Debt(a)
Fixed Rate Senior Notes	2011	$438	5.35%
Fixed Rate Subordinated Notes	2011	62	5.61%
Floating Rate Senior Notes	2010-2018	19,502	0.95%
Floating Rate Subordinated Notes	2010-2018	1,539	0.73%

Total		$21,541	1.04%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of June 30, 2010. These rates may not be indicative of future interest rates.
Aggregate annual maturities on long-term debt obligations for the Lending Trust (based on final maturity dates) as of June 30, 2010 were as follows:

(Millions)	Amount
2010	$2,250
2011	5,330
2012	5,222
2013	2,904
2014	2,685
Thereafter	3,150

Total	$21,541

Charge Trust and Lending Trust Triggering Events
Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain events could result in establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of June 30, 2010, no triggering events have occurred resulting in funding of reserve accounts or early amortization.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the activity related to securitized loans reported in securitization income, net, prior to adoption of the new accounting standards:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Excess spread, net(a)	$(139)	$(137)
Servicing fees	140	279
Losses on securitizations(b)	(3)	(3)

Securitization income, net	$(2)	$139

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

(b)
Excludes $82 million and $(48) million of impact from cardmember loan sales and maturities for the three months ended June 30, 2009, reflected in the provisions for losses for the period. Excludes $82 million and $(141) million of impact from cardmember loan sales and maturities for the six months ended June 30, 2009, reflected in the provisions for losses for the period.

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
8.	Customer Deposits
As of June 30, 2010 and December 31, 2009, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2010	2009
U.S.:
Interest-bearing	$27,634	$25,579
Non-interest-bearing	13	13
Non-U.S.:
Interest-bearing	690	680
Non-interest-bearing	15	17

Total customer deposits	$28,352	$26,289

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The customer deposits were aggregated by deposit type offered by the Company as of June 30, 2010 and December 31, 2009 as follows:

(Millions)	2010	2009
U.S. retail deposits:
Cash sweep and savings accounts	$12,753	$10,498
Certificates of deposit	14,881	15,081
Other deposits	718	710

Total customer deposits	$28,352	$26,289

The scheduled maturities of all certificates of deposit as of June 30, 2010 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2010	$2,868	$402	$3,270
2011	5,458	7	5,465
2012	2,793	—	2,793
2013	2,234	—	2,234
2014	1,016	—	1,016
After 5 years	512	—	512

Total	$14,881	$409	$15,290

As of June 30, 2010 and December 31, 2009, the outstanding amounts of certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2010	2009
U.S.	$481	$196
Non-U.S.	313	293

Total	$794	$489

9.	Derivatives and Hedging Activities
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s market exposures are in large part by-products of the delivery of its products and services. Interest rate risk arises through the funding of cardmember receivables and fixed-rate loans with variable-rate borrowings as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime and LIBOR.
Interest rate exposure within the Company’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to effectively convert fixed-rate debt to variable-rate or to convert variable-rate debt to fixed rate. The Company may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors. The majority of its cardmember loans, which are linked to a benchmark rate such as Prime that can reprice monthly, are funded with variable-rate funding, the majority of which is linked to LIBOR.
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
Derivatives may give rise to counterparty credit risk. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk the Company has, in certain limited instances, entered into master netting agreements and credit support agreements (CSA). As of June 30, 2010 and December 31, 2009, no collateral had been received or posted under the CSAs.
As of June 30, 2010 and December 31, 2009, the counterparty credit risk associated with the Company’s derivatives was not significant. In relation to the Company’s credit risk, under the terms of its derivatives, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2010 and December 31, 2009:

	Other assets		Other liabilities
	Fair Value		Fair Value
(Millions)	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$1,039	$632	$—	$6
Cash flow hedges	—	1	25	44
Foreign exchange contracts
Net investment hedges	114	132	98	130

Total derivatives designated as hedging instruments	$1,153	$765	$123	$180

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$11	$8	$5
Foreign exchange contracts(a)	65	57	105	95
Equity-linked contract(b)	—	—	4	3

Total derivatives not designated as hedging instruments	65	68	117	103

Total derivatives(c)	$1,218	$833	$240	$283

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)
GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of June 30, 2010 and December 31, 2009, $21 million and $33 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Derivatives that Qualify for Hedge Accounting
Derivatives executed for hedge accounting purposes are documented and designated as such when the Company enters into the contracts. In accordance with its risk management policies, the Company structures its hedges with very similar terms to the hedged items. The Company formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of the regression analysis method. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue the application of hedge accounting.
Fair Value Hedges
A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of June 30, 2010 and December 31, 2009, the Company hedged $15.1 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fixed-rate long-term debt described above for the three and six months ended June 30:
For the three months ended June 30:

	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
(Millions)	Location	2010	2009	Location	2010	2009	2010	2009
Interest rate contracts	Other, net expenses	$289	$(408)	Other, net expenses	$(252)	$347	$37	$(61)

For the six months ended June 30:

	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
(Millions)	Location	2010	2009	Location	2010	2009	2010	2009
Interest rate contracts	Other, net expenses	$413	$(425)	Other, net expenses	$(367)	$430	$46	$5

Cash Flow Hedges
A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of June 30, 2010 and December 31, 2009, the Company hedged $0.9 billion and $1.6 billion, respectively, of its floating debt using interest rate swaps.
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
In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $25 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements for the three and six months ended June 30:
For the three months ended June 30:

			Gains (losses) recognized in income
	Gains (losses)			Amount reclassified
	recognized in			from AOCI into			Net hedge
	AOCI, net of tax			income			ineffectiveness
(Millions)	2010	2009	Location	2010	2009	Location	2010	2009

Cash flow hedges:(a)
Interest rate contracts	$—	$(5)	Interest expense	$(8)	$(31)	Other, net expenses	$—	$3
Net investment hedges:
Foreign exchange contracts	$199	$(459)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the six months ended June 30:

			Losses recognized in income
	Gains (losses)			Amount reclassified
	recognized in			from AOCI into			Net hedge
	AOCI, net of tax			income			ineffectiveness
(Millions)	2010	2009	Location	2010	2009	Location	2010	2009
Cash flow hedges:(a)
Interest rate contracts	$(2)	$(17)	Interest expense	$(21)	$(75)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	$335	$(371)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

(a)	During the six months ended June 30, 2010 and 2009, there were no forecasted transactions that were considered no longer probable to occur.
Derivatives Not Designated as Hedges
The Company has derivatives that act as economic hedges and are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income for the three and six months ended June 30:
For the three months ended June 30:

	Gains (losses) recognized in income
		Amount
(Millions)	Location	2010	2009
Interest rate contracts	Other, net expenses	$(13)	$18
Foreign exchange contracts(a)	Other non-interest revenues	—	—
	Interest and dividends on investment securities	—	1
	Interest expense on short-term borrowings	2	1
	Interest expense on long-term debt and other	23	7
	Other, net expenses	(22)	54
Equity-linked contract	Other non-interest revenues	(1)	—

Total		$(11)	$81

For the six months ended June 30:

	Gains (losses) recognized in income
		Amount
(Millions)	Location	2010	2009
Interest rate contracts	Other, net expenses	$(14)	$17
Foreign exchange contracts(a)	Other non-interest revenues	—	(1)
	Interest and dividends on investment securities	1	3
	Interest expense on short-term borrowings	4	1
	Interest expense on long-term debt and other	42	11
	Other, net expenses	(54)	53
Equity-linked contracts	Other non-interest revenues	(1)	—

Total		$(22)	$84

(a)
For the three and six months ended June 30, 2010, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other, net expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Guarantees
The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business which are within the scope of GAAP governing the accounting for guarantees.
In relation to its maximum amount of undiscounted future payments as seen in the table that follows, to date the Company has not experienced any significant losses related to guarantees. The Company’s initial recognition of guarantees is at fair value, which has been determined in accordance with GAAP governing fair value measurement. In addition, the Company recognizes a liability when a loss from an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
The following table provides information related to such guarantees as of June 30, 2010 and December 31, 2009:

	Maximum amount of		Amount of related
	undiscounted future payments(a)		liability(b)
	(Billions)		(Millions)
Type of Guarantee	2010	2009	2010	2009
Card and travel operations(c)	$68	$66	$113	$112
Other(d)	1	1	100	74

Total	$69	$67	$213	$186

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

(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Includes Credit Card Registry, Return Protection, Account Protection and Merchant Protection, which the Company offers directly to cardmembers.

(d)	Other primarily includes guarantees related to the Company’s business dispositions and real estate, each of which are individually smaller indemnifications.
11.	Comprehensive Income
Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Net income	$1,017	$337	$1,902	$774
Other comprehensive income gains (losses):
Net unrealized securities gains	25	400	9	732
Net unrealized derivative gains	5	12	12	31
Foreign currency translation adjustments	(34)	(72)	(65)	(91)
Net unrealized pension and other postretirement benefit costs	8	8	35	29

Total	$1,021	$685	$1,893	$1,475

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Income Taxes
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
The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $681 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $681 million of unrecognized tax benefits, approximately $304 million are temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials. With respect to the remaining $377 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income over the next 12 months, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).
The following table summarizes the Company’s effective tax rate:

	Three Months Ended	Six Months Ended	Full Year
	June 30, 2010	June 30, 2010	2009
Effective tax rate(a)	36%(b) (c)	33%(b)	25%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

(b)
For the three months and six months ended June 30, 2010, the effective tax rate includes the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.

(c)	For the three months ended June 30, 2010, the effective tax rate includes the impact of an increase of 2010’s estimated annual effective rate during the quarter.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Earnings Per Common Share (EPS)
The following table presents computations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Basic and diluted:
Income from continuing operations	$1,017	$342	$1,902	$785
Preferred shares dividends, accretion, and recognition of remaining unaccreted dividends(a)	—	(234)	—	(306)
Earnings allocated to participating share awards and other items	(13)	(1)	(25)	(5)
Loss from discontinued operations, net of tax	—	(5)	—	(11)

Net income attributable to common shareholders	$1,004	$102	$1,877	$463

Denominator:
Basic: weighted-average common stock	1,190	1,162	1,188	1,159
Add: weighted-average stock options and warrants(b)	7	3	6	2

Diluted	1,197	1,165	1,194	1,161

Basic EPS:
Income from continuing operations attributable to common shareholders	$0.84	$0.09	$1.58	$0.41
Loss from discontinued operations	—	—	—	(0.01)

Net income attributable to common shareholders	$0.84	$0.09	$1.58	$0.40

Diluted EPS:
Income from continuing operations attributable to common shareholders	$0.84	$0.09	$1.57	$0.41
Loss from discontinued operations	—	—	—	(0.01)

Net income attributable to common shareholders	$0.84	$0.09	$1.57	$0.40

(a)
Includes the accelerated preferred dividend accretion of $212 millions for the three and six months ended June 30, 2009, due to the repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP) on June 17, 2009.

(b)
For the three and six months ended June 30, 2010, the dilutive effect of unexercised stock options excluded 35 million and 38 million options, respectively. For the three and six months ended June 30, 2009, the dilutive effect of unexercised stock options excluded 79 million and 83 million options, respectively, and 24 million warrants for both the three and six months ended June 30, 2009. Such amounts for all periods were excluded from the computation of EPS because inclusion of the options and warrants would have been anti-dilutive.

Subordinated debentures of $750 million as of June 30, 2010 and December 31, 2009 issued by the Company would affect the EPS computation only in the unlikely event the Company fails to achieve specified performance measures related to the Company’s tangible common equity and consolidated net income. In that circumstance the Company would reflect the additional common shares in the EPS computation.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Details of Certain Consolidated Statements of Income Lines
The following is a detail of other commissions and fees for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Foreign currency conversion revenue	$205	$165	$393	$308
Delinquency fees	153	131	312	302
Service fees	80	82	162	161
Other	59	61	130	121

Total other commissions and fees	$497	$439	$997	$892

The following is a detail of other revenues for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Insurance premium revenue	$63	$75	$136	$151
(Loss) Gain on investment securities	(5)	222	(4)	223
Other	427	373	779	746

Total other revenues	$485	$670	$911	$1,120

The following is a detail of marketing, promotion, rewards and cardmember services for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Marketing and promotion	$802	$352	$1,397	$697
Cardmember rewards	1,198	1,029	2,416	1,875
Cardmember services	122	131	271	242

Total marketing, promotion, rewards and cardmember services	$2,122	$1,512	$4,084	$2,814

The following is a detail of other, net expense for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Occupancy and equipment	$379	$392	$763	$750
Communications	97	106	192	210
MasterCard and Visa settlements	(213)	(213)	(426)	(426)
Other	275	324	570	580

Total other, net expense	$538	$609	$1,099	$1,114

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Contingencies
The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), information gathering requests, subpoenas, inquiries and investigations (collectively “governmental examinations”). As of June 30, 2010, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally. The Company describes certain of its more significant legal proceedings and governmental examinations under “Part II. Other Information — Item 1. Legal Proceedings” on pages 81 — 84 of this Form 10-Q.
The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is established when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of the loss can be reasonably estimated (although there may be an exposure to loss in excess of the liability recorded). The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously established.
The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with hundreds of thousands of putative class members. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. In view of the inherent difficulty of predicting the outcome of legal proceedings and governmental examinations, for the reasons described above, the Company at this time cannot reasonably estimate a loss or a range of possible losses in excess of accrued liabilities, if any, with respect to such matters that would be meaningful to investors or predict with reasonable accuracy the timing of the ultimate resolution of such matters.
Based on its current knowledge, after taking into consideration its current litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.
16.	Reportable Operating Segments
The Company is a leading global payments, network and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS) and the Global Network & Merchant Services (GNMS). Corporate functions and auxiliary businesses, including the Company’s publishing business, the Global Prepaid business, as well as other company operations are included in Corporate & Other.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Beginning in the first quarter of 2010, the Company made changes to the manner in which it allocates equity capital as well as funding and the related interest expense charged to its reportable operating segments. The changes reflect the inclusion of additional factors in its allocation methodologies that the Company believes more accurately reflect the capital characteristics and funding requirements of its segments. The segment results for quarters prior to the first quarter of 2010 have been revised for this change. Debt, cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread continues to be reported in the Corporate & Other segment.
The following table presents certain operating segment information for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Non-interest revenues:
USCS	$2,534	$2,269	$4,851	$4,605
ICS	865	838	1,747	1,625
GCS	1,138	1,039	2,207	2,021
GNMS	1,021	872	1,970	1,679
Corporate & Other, including adjustments and eliminations(a)	112	333	194	428

Total	$5,670	$5,351	$10,969	$10,358

Interest income:
USCS	$1,315	$758	$2,726	$1,686
ICS	342	376	705	741
GCS	2	2	3	3
GNMS	1	—	2	—
Corporate & Other, including adjustments and eliminations(a)	138	152	267	332

Total	$1,798	$1,288	$3,703	$2,762

Interest expense:
USCS	$204	$146	$394	$308
ICS	99	101	205	209
GCS	56	43	104	88
GNMS	(46)	(44)	(93)	(94)
Corporate & Other, including adjustments and eliminations(a)	297	301	598	591

Total	$610	$547	$1,208	$1,102

Total revenues, net of interest expense:
USCS	$3,645	$2,881	$7,183	$5,983
ICS	1,108	1,113	2,247	2,157
GCS	1,084	998	2,106	1,936
GNMS	1,068	916	2,065	1,773
Corporate & Other, including adjustments and eliminations(a)	(47)	184	(137)	169

Total	$6,858	$6,092	$13,464	$12,018

Income (Loss) from continuing operations:
USCS	$522	$(153)	$950	$(160)
ICS	160	78	311	130
GCS	117	67	209	148
GNMS	269	239	536	489
Corporate & Other, including adjustments and eliminations(a)	(51)	111	(104)	178

Total	$1,017	$342	$1,902	$785

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:
•	charge and credit card products;
•	expense management products and services;
•	consumer and business travel services;
•	stored value products such as Travelers Cheques and other prepaid products;
•	network services for the Company’s network partners;
•	merchant acquisition and processing, point-of-sale, servicing and settlement and marketing products and services for merchants; and
•	fee services, including market and trend analyses and related consulting services, and the design of customized customer loyalty and rewards programs.
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
Historically, the Company has sought to achieve three financial targets, on average and over time:
•	Revenues net of interest expense growth of at least 8 percent;
•	Earnings per share (EPS) growth of 12 to 15 percent; and
•	Return on average equity (ROE) of 33 to 36 percent.

In addition, assuming achievement of such financial targets, the Company has sought to return at least 65 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock.
The Company met or exceeded these targets for most of the past decade. However, during 2008 and 2009, its performance fell short of the targets due to the effects of the continuing global economic downturn. The Company’s share repurchase program was suspended in 2008 and, as a result, the amount of capital generated that is returned to shareholders has been below the levels achieved earlier in the decade.
The Company believes it will be positioned, over the long term, to generate revenue and earnings growth in line with its historical target levels. However, evolving market, regulatory and debt investor expectations will likely cause the Company, as well as other financial institutions, to maintain in future years a higher level of capital than they have historically maintained. These higher capital requirements would in turn lead, all other things being equal, to lower future ROE than the Company has historically targeted. In addition, the Company recognizes it may need to maintain higher capital levels to support acquisitions that can augment its business growth. In combination, these factors have led the Company to revise its on average and over time ROE financial target to 25 percent or more.
In establishing the revised ROE target, the Company has assumed that it will seek to maintain a 10 percent Tier 1 Common ratio, although the actual future capital requirements applicable to the Company are uncertain and will not be known until further guidance is provided in connection with certain initiatives, such as Basel III and the implementation of regulations under the recent United States financial reform legislation. International and United States banking regulators could also increase the capital ratio levels at which banks would be deemed to be “well capitalized”. Refer to Capital Strategy below. The revised ROE target also assumes the Company would need to maintain capital to finance moderate-sized acquisitions, although the actual magnitude of these transactions cannot be determined at this time. If the Company achieves its EPS target as well as the revised ROE target, it would seek to return, on average and over time, at least 50 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock rather than the 65 percent level referred to above.
Certain reclassifications of prior year amounts have been made to conform to the current presentation.
Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section below.
Bank Holding Company
The Company is a bank holding company under the Bank Holding Company Act of 1956 and the Federal Reserve Board (Federal Reserve) is the Company’s primary federal regulator. As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.
Current Economic Environment/Outlook
The Company’s results for the second quarter of 2010 continued to reflect an improved economic environment. Year-over-year cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses, due to both higher absolute spending levels and relatively weak volumes last year amidst the global economic slowdown. Growth in both the number of transactions and average transaction size contributed to the higher spending. Double-digit spending growth as compared to last year continued into the third quarter of 2010 through July. Such growth rate was down slightly from June of 2010 reflecting a more challenging year-over-year comparison.
The Company continues to see a sharp divergence between the positive growth rates in customer spending on credit cards and lower borrowing levels, due in part to changing consumer behavior and the Company’s strategic and risk-related actions. The Company expects the difference in growth rates in credit card spending and loan balances to continue over the near term. While the offsetting influences of stronger billings growth and lower loan balances challenge overall revenue growth, improving credit trends and well controlled operating expenses have provided an ability to invest in the business at significant levels and also generate strong earnings. Some of these investments are focused on near term metrics, while others are allocated toward initiatives focused on the medium to long-term success of the Company.
The improving credit trends contributed to the reduction in the second quarter of approximately $500 million in loss reserves, although reserve coverage ratios remain strong. The Company plans to maintain its investments in the business at substantial levels to the extent the benefits from its credit performance continue and intends to dedicate resources to select partnerships and acquisitions.

Net interest yield for the second quarter decreased year-over-year. The lower yield reflects higher payment rates and lower revolving levels, and the implementation of elements of the recently passed the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which were partially offset by the benefit of certain repricing initiatives effective during 2009 and the first quarter of 2010. The Company’s objective is to attain a net interest yield in the US Consumer business closer to historic levels of approximately 9 percent1, which will be subject to uncertainties including the requirement under the CARD Act to periodically reevaluate APR increases.
Despite the improved economic environment and the favorable spending and credit trends discussed above, the Company recognizes that certain challenges remain. These include high unemployment levels, uncertainty in customer behavior, volatile consumer confidence and the legislative and regulatory environment, including the uncertain impact of the CARD Act and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act. Refer to Certain Legislative, Regulatory and Other Developments below.
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
As the Company has previously indicated, beginning in the third quarter of 2009, benefits related to better than initially forecasted credit and business trends for 2009, which have continued into 2010, were utilized to increase spending on marketing and other business-building initiatives during the second half of the year. This has reduced the expected carryover into 2010 of the reengineering benefits previously discussed in 2009 related to investment spending and position eliminations, although the employee count decline of 7,500, or 11 percent, since September 30, 2008, primarily due to these initiatives, will continue to provide benefits.
In the second quarter of 2010, income from continuing operations reflects $4 million ($3 million after-tax) of net reengineering benefit.
Discontinued Operations
For the three and six months ended June 30, 2009, the operating results, assets and liabilities, and cash flows of American Express International Deposit Company (AEIDC), which was sold to Standard Chartered in the third quarter of 2009, have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions on the Company’s Consolidated Financial Statements.

[1]	As discussed on page 41 below, net interest yield is a non-GAAP measure. The comparable GAAP measure is not determinable at this time.

American Express Company
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Card billed business:(a)
United States	$119.7	$104.8	$227.7	$202.2
Outside the United States	55.6	46.6	108.6	88.4

Total	$175.3	$151.4	$336.3	$290.6

Total cards-in-force (millions)(b)
United States	$49.0	$49.8	$49.0	$49.8
Outside the United States	39.9	38.7	39.9	38.7

Total	$88.9	$88.5	$88.9	$88.5

Basic cards-in-force (millions)(b)
United States	$38.1	$38.7	$38.1	$38.7
Outside the United States	35.2	33.9	35.2	33.9

Total	$73.3	$72.6	$73.3	$72.6

Average discount rate(c)	2.56%	2.55%	2.56%	2.55%
Average basic cardmember spending (dollars)(d)	$3,288	$2,712	$6,299	$5,155
Average fee per card (dollars)(d)	$37	$35	$37	$35
Average fee per card adjusted (dollars)(d)	$41	$39	$41	$39

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

(d)
Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $48 million and $45 million for the three months ended June 30, 2010 and 2009, respectively, and $99 million and $85 million for the six months ended June 30, 2010 and 2009, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $56 million and $62 million for the three months ended June 30, 2010 and 2009, respectively, and $107 million and $132 million for the six months ended June 30, 2010 and 2009, respectively. The Company presents adjusted average fee per card because management believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company
Selected Statistical Information
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Worldwide cardmember receivables:
Total receivables	$34.6	$31.4	$34.6	$31.4
Loss reserves (millions):
Beginning balance	$498	$810	$546	$810
Provisions for losses on authorized transactions(a)	55	221	239	539
Net write-offs(b)	(121)	(340)	(365)	(672)
Other	8	23	20	37

Ending balance	$440	$714	$440	$714

% of receivables	1.3%	2.3%	1.3%	2.3%
Net write-off rate — USCS	1.6%	5.2%	1.7%	5.0%
30 days past due loans as a % of total — USCS	1.5%	2.6%	1.5%	2.6%
Net loss ratio (as a % of charge volume) — ICS/GCS(b) (c)	0.10%	0.27%	0.23%	N/A
90 days past billing as a % of total — ICS/GCS(b)	1.0%	2.3%	1.0%	2.3%

Worldwide cardmember loans (GAAP basis portfolio):(d)
Total loans	$57.3	$32.5	$57.3	$32.5
30 days past due as a % of total	2.8%	4.3%	2.8%	4.3%
Loss reserves (millions):
Beginning balance	$5,314	$3,013	$3,268	$2,570
Adoption of new GAAP consolidation standard(e)	N/A	N/A	2,531	N/A
Provisions for losses on authorized transactions	520	1,291	1,190	2,692
Net write-offs — principal	(867)	(847)	(1,902)	(1,629)
Net write-offs — interest and fees	(92)	(131)	(206)	(286)
Other	(9)	(107)	(15)	(128)

Ending balance	$4,866	$3,219	$4,866	$3,219

Ending Reserves — principal	$4,743	$3,035	$4,743	$3,035
Ending Reserves — interest and fees	$123	$184	$123	$184
% of loans	8.5%	9.9%	8.5%	9.9%
% of past due	307%	230%	307%	230%
Average loans	$57.5	$35.2	$58.5	$37.2
Net write-off rate	6.0%	9.6%	6.5%	8.8%
Net interest income divided by average loans(f)	8.3%	8.4%	8.6%	9.0%
Net interest yield on cardmember loans(g)	9.6%	9.7%	9.9%	10.2%

Worldwide cardmember loans (Managed basis portfolio):(h)
Total loans	$57.3	$62.9	$57.3	$62.9
30 days past due loans as a % of total	2.8%	4.3%	2.8%	4.3%
Net write-offs — principal (millions)	$867	$1,541	$1,902	$2,933
Average loans	$57.5	$63.9	$58.5	$66.0
Net write-off rate	6.0%	9.7%	6.5%	8.9%
Net interest yield on cardmember loans(g)	9.6%	10.1%	9.9%	10.6%

(a)
Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components. Adjustments to cardmember receivables resulting from unauthorized transactions have been reclassified from this line to “Other” for all periods presented.

(b)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in International Card Services and Global Commercial Services are written off when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 included net write-offs of approximately $60 million for International Card Services and approximately $48 million for Global Commercial Services resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a substantial impact on provisions for losses.

(c)
Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude net write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been revised for this change as it was deemed immaterial.

(d)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 63 for a discussion of GAAP basis information.

(e)
Reflects the new GAAP effective January 1, 2010, which resulted in the consolidation of the American Express Credit Account Master Trust (the Lending Trust), reflecting $29.0 billion of additional cardmember loans along with a $2.5 billion loan loss reserve on the Company’s balance sheets.

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

(g)
See below for calculations of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. Management believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loan portfolio.

(h)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 63 for a discussion of managed basis information.

American Express Company
Selected Statistical Information
(continued)
Calculation of net interest yield on cardmember loans(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages and where indicated)	2010	2009	2010	2009
Calculation based on 2010 and 2009 GAAP information:(b)
Net interest income	$1,188	$741	$2,495	$1,660
Average loans (billions)	$57.5	$35.2	$58.5	$37.2
Adjusted net interest income(c)	$1,379	$855	$2,877	$1,896
Adjusted average loans (billions)(d)	$57.4	$35.4	$58.4	$37.3
Net interest income divided by average loans	8.3%	8.4%	8.6%	9.0%
Net interest yield on cardmember loans(e)	9.6%	9.7%	9.9%	10.2%

Calculation based on 2010 and 2009 managed information:(f)
Net interest income(g)	$1,188	$1,464	$2,495	$3,186
Average loans (billions)	$57.5	$63.9	$58.5	$66.0
Adjusted net interest income(c)	$1,379	$1,617	$2,877	$3,475
Adjusted average loans (billions)(d)	$57.4	$64.0	$58.4	$66.1
Net interest yield on cardmember loans(e)	9.6%	10.1%	9.9%	10.6%

(a)
Beginning in the first quarter of 2010, the Company changed the manner in which it allocates interest expense and capital to its reportable operating segments. The change reflects modifications in allocation methodology that the Company believes to more accurately reflect the funding and capital characteristics of its segments. The change to interest allocation impacted the consolidated net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been revised for this change.

(b)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 63 for a discussion of GAAP basis information.

(c)
Represents net interest income allocated to the Company’s cardmember loans portfolio on a GAAP or managed basis, as applicable, in each case excluding the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember loans.

(d)	Represents average cardmember loans on a GAAP or managed basis, as applicable, in each case excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.

(e)
Net interest yield on cardmember loans is a non-GAAP financial measure that represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all presentations of net interest yield on cardmember loans, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses — cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

(f)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 63 for a discussion of managed basis information.

(g)
For periods ended on or prior to December 31, 2009, the information presented includes the adjustments to the GAAP “owned” basis presentation for such periods attributable to securitization activity for interest income and interest expense to arrive at the non-GAAP “managed” basis information, which adjustments are set forth under the U.S. Card Services managed basis presentation on page 63.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.
Consolidated Results of Operations for the Three Months Ended June 30, 2010 and 2009
The Company’s consolidated net income for the three months ended June 30, 2010 increased $680 million or more than 100 percent from the same period a year ago to $1.0 billion, and diluted EPS increased significantly to $0.84 from $0.09. On a trailing 12-month basis, ROE was 23.5 percent, up from 13.2 percent a year ago.
The Company’s total revenues net of interest expense and total expenses increased by approximately 13 percent, and provisions for losses decreased by approximately 59 percent, for the three months ended June 30, 2010. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased by approximately 12 percent and provisions for losses decreased by approximately 59 percent for the three months ended June 30, 20102.
Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense were $6.9 billion for the three months ended June 30, 2010, up $766 million or 13 percent from $6.1 billion in the same period a year ago. The increase in total revenues net of interest expense was driven by the new GAAP effective January 1, 2010, which caused the reporting of write-offs related to securitized loans to move from securitization income, net in the second quarter of 2009 to provisions for cardmember loan losses in the second quarter of 2010. In addition, total revenues net of interest expense reflects higher discount revenues, higher other commissions and fees and higher travel commissions and fees. This was partially offset by lower net interest income in 2010 compared in 2009 to the combined net interest income on the non-securitized loan portfolio and the net interest income on the securitized loan portfolio (a component of securitization income, net in 2009), reduced other revenues and lower net card fees.
Discount revenue increased $429 million or 13 percent to $3.7 billion as a result of a 16 percent increase in billed business. The lesser revenue versus billed business growth reflects the relatively faster growth in billed business related to GNS, where discount revenue is shared with card issuing partners, as well as a co-brand partnership investment. The average discount rate was 2.56 percent and 2.55 percent for the three months ended June 30, 2010 and 2009, respectively. As indicated in prior quarters, selective repricing initiatives, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.
U.S. billed business and billed business outside the United States were up 14 percent and 19 percent, respectively, primarily due to increases in average spending per proprietary basic card. Billed business outside the United States was up 16 percent assuming no changes in foreign currency exchange rates.

[2]
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

The table below summarizes selected statistics for increases and decreases during the three months ended June 30, 2010:

		Percentage Increase
		Assuming No
	Percentage	Changes in Foreign
	Increase/(Decrease)	Exchange Rates
Worldwide:(a)
Billed business	16%	15%
Proprietary billed business	14	14
GNS billed business(b)	27	23
Average spending per proprietary basic card	21	20
Basic cards-in-force	1
United States:(a)
Billed business	14
Average spending per proprietary basic card	22
Basic cards-in-force	(2)
Proprietary consumer card billed business(c)	13
Proprietary small business billed business(c)	12
Proprietary Corporate Services billed business(d)	21
Outside the United States:(a)
Billed business	19	16
Average spending per proprietary basic card	20	17
Basic cards-in-force	4
Proprietary consumer and small business billed business(e)	12	9
Proprietary Corporate Services billed business(d)	22	22

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.

(b)	Included in the Global Network & Merchant Services segment.

(c)	Included in the U.S. Card Services segment.

(d)	Included in the Global Commercial Services segment.

(e)	Included in the International Card Services segment.
Assuming no changes in foreign exchange rates, total billed business outside the United States increased 23 percent in Asia Pacific, 20 percent in Latin America, 11 percent in Europe and 8 percent in Canada.
Total cards-in-force increased worldwide with an increase of 7 percent in GNS, partially offset by a decrease of 3 percent in International Card Services (ICS) and GCS and a decrease of 1 percent in United States Card Services (USCS). As of June 30, 2010, total cards-in-force had decreased 800,000, or 2 percent, in the United States and increased 1.2 million, or 3 percent, outside the United States, as compared to a year ago.
Travel commissions and fees increased $27 million or 7 percent to $434 million, reflecting a 25 percent increase in worldwide travel sales, partially offset by a lower sales revenue rate.
Other commissions and fees increased $58 million or 13 percent to $497 million, driven primarily by the new GAAP effective January 1, 2010 where fees related to securitized receivables are now recognized as other commissions and fees starting in the first quarter of 2010. These fees were previously reported in securitization income, net. The increase also reflects greater foreign currency conversion revenues related to higher spending, partially offset by lower delinquency fees in the non-securitized cardmember loan portfolio.

Other revenues decreased $185 million or 28 percent to $485 million, primarily reflecting the $211 million gain in the second quarter of 2009 resulting from the sale of 50 percent of the Company’s equity holdings in Industrial and Commercial Bank of China (ICBC), partially offset by higher GNS partner-related revenue.
Interest income increased $510 million or 40 percent to $1.8 billion in 2010. Interest and fees on loans increased $576 million or 53 percent to $1.7 billion, driven by an increase in the average loan balance resulting from the consolidation of securitized receivables in accordance with the new GAAP effective January 1, 2010. Interest income related to securitized receivables was reported in securitization income, net in prior periods, but is now reported in interest and fees on loans. The increase related to this consolidation was partially offset by lower average non-securitized cardmember loans, as well as by a lower yield on cardmember loans reflecting higher payment rates, lower revolving levels, and the implementation of elements of the CARD Act, which were partially offset by the benefit of certain repricing initiatives effective during 2009 and the first quarter of 2010. Worldwide cardmember loan balances of $57.3 billion as of June 30, 2010 increased 75 percent from $32.8 billion as of December 31, 2009, due to the adoption of the new GAAP effective January 1, 2010. On a comparable managed basis, including securitized loans in both periods, cardmember loan balances of $57.3 billion declined 7.3 percent from $61.8 billion as of December 31, 2009, reflecting higher cardmember payment rates and the growth of products with lower revolving balances, partially offset by higher cardmember spending levels during the first half of 2010. For further discussion of the managed basis presentation, refer to Cardmember Loan Portfolio Presentation below.
Interest and dividends on investment securities decreased $71 million or 36 percent to $125 million, primarily reflecting the elimination of interest on retained securities driven by the new GAAP effective January 1, 2010 and decreased short-term investment levels. Interest on deposits with banks and others increased $5 million or 45 percent to $16 million, primarily due to the higher average deposit balances compared to the prior year.
Interest expense increased $63 million or 12 percent to $610 million in 2010. Interest on deposits increased $32 million or 30 percent to $137 million, as a significant increase in balances was partially offset by a lower cost of funds. Interest on short-term borrowings decreased $6 million or 86 percent to $1 million, reflecting lower short-term debt levels due to the strategic shift to deposit funding. Interest on long-term debt and other increased $37 million or 9 percent to $472 million, reflecting the consolidation of long-term debt associated with securitized loans previously held off-balance sheet in accordance with the new GAAP effective January 1, 2010. Interest expense related to this debt was reported in securitization income, net in prior periods, but is now reported in long-term debt and other interest expense. Excluding this impact, lower average debt outstanding unrelated to securitized loans was offset by a higher cost of funds.
Provisions for Losses
Consolidated provisions for losses decreased $932 million or 59 percent compared to prior year to $652 million, primarily driven by lower reserve requirements due to improving credit performance in both the charge card and cardmember loan portfolios, partially offset by the inclusion of write-offs related to securitized loans, which were reported in securitization income, net in periods prior to 2010 and are now reported in provisions for cardmember loan losses.
Charge card provisions decreased $141 million or 59 percent to $96 million, reflecting lower write-off rates and improving delinquency rates.
Cardmember loans provisions decreased $763 million or 59 percent to $540 million due to improved credit performance partially offset by an increase related to the inclusion of second quarter 2010 write-offs related to securitized loans as a result of new GAAP effective January 1, 2010.
Other provision for losses decreased $28 million or 64 percent to $16 million, reflecting lower merchant-related reserves.

Expenses
Consolidated expenses were $4.6 billion, up $521 million or 13 percent from $4.1 billion for the same period in 2009. The increase was a result of increased marketing and promotion expense, cardmember rewards expense and higher professional services expense, partially offset by lower salaries and employee benefits expense, cardmember services, communications expense and other, net expense.
Marketing and promotion expense increased $450 million or more than 100 percent to $802 million, reflecting the increased investment spending resulting from better credit and business trends during the second quarter of 2010.
Cardmember rewards expense increased $169 million or 16 percent to $1.2 billion, primarily due to greater rewards-related spending volumes and higher co-brand expense.
Cardmember services expense decreased $9 million or 7 percent to $122 million, primarily reflecting a reclassification of certain rewards costs to the cardmember rewards expense line.
Salaries and employee benefits expense decreased $55 million or 4 percent to $1.3 billion, due to $154 million of net severance costs associated with the Company’s reengineering efforts in the second quarter of 2009. Excluding those charges, salaries and benefits increased 8 percent as merit increases and higher incentive compensation expense were partially offset by lower employee levels and related expenses due to the benefits of the Company’s reengineering initiatives.
Other, net expense decreased $49 million or 44 percent to $62 million, primarily reflecting a $37 million favorable impact related to hedging the Company’s fixed-rate debt in the second quarter of 2010 compared to a $61 million unfavorable impact in the second quarter of 2009.
Income Taxes
The effective tax rate was 36 percent and 18 percent for the three months ended June 30, 2010 and 2009, respectively. Each of the periods reflects the level of pretax income in relation to recurring permanent tax benefits. The tax rate for the three months ended June 30, 2010 also includes the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations and an increase of 2010’s estimated annual effective tax rate during the quarter.
Consolidated Results of Operations for the Six Months Ended June 30, 2010 and 2009
The Company’s consolidated net income for the six months ended June 30, 2010 increased $1.1 billion compared to the same period a year ago to $1.9 billion, and diluted EPS increased $1.17 or more than 100 percent to $1.57. On a trailing 12-month basis, ROE was 23.5 percent, up from 13.2 percent a year ago.
The Company’s total revenues net of interest expense and total expenses increased by approximately 12 percent and 18 percent, respectively, and provisions for losses decreased by approximately 53 percent in the six months ended June 30, 2010. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased by approximately 10 percent and 15 percent, respectively, and provisions for losses decreased by approximately 54 percent in the six months ended June 30, 20103.

[3]
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

Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense were $13.5 billion, up $1.4 billion or 12 percent for the same period a year ago. Total revenues net of interest expense increased due primarily to higher discount revenues and higher net interest income on the combined securitized and non-securitized loan portfolio, offset mainly by reduced other revenues and lower net card fees.
Discount revenue increased $829 million or 13 percent to $7.2 billion as a result of a 16 percent increase in billed business partially offset by amounts shared with card issuing partners as well as co-brand partnership investments. The average discount rate was 2.56 percent for the six months ended June 30, 2010. As previously indicated, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.
U.S. billed business and billed business outside the United States were up 13 percent and 23 percent, respectively, primarily due to increases in average spending per proprietary basic card. Billed business outside the United States was up 15 percent assuming no changes in foreign currency exchange rates.
The table below summarizes selected statistics for increases and decreases during the six months ended June 30, 2010:

		Percentage Increase
		Assuming No
	Percentage	Changes in Foreign
	Increase/(Decrease)	Exchange Rates
Worldwide:(a)
Billed business	16%	13%
Proprietary billed business	14	12
GNS billed business(b)	31	24
Average spending per proprietary basic card	22	20
Basic cards-in-force	1
United States:(a)
Billed business	13
Average spending per proprietary basic card	22
Basic cards-in-force	(2)
Proprietary consumer card billed business(c)	12
Proprietary small business billed business(c)	9
Proprietary Corporate Services billed business(d)	20
Outside the United States:(a)
Billed business	23	15
Average spending per proprietary basic card	25	17
Basic cards-in-force	4
Proprietary consumer and small business billed business(e)	16	7
Proprietary Corporate Services billed business(d)	25	19

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.

(b)	Included in the Global Network & Merchant Services segment.

(c)	Included in the U.S. Card Services segment.

(d)	Included in the Global Commercial Services segment.

(e)	Included in the International Card Services segment.
Assuming no changes in foreign exchange rates, total billed business outside the United States increased 22 percent in Asia Pacific, 18 percent in Latin America, 11 percent in Europe and 7 percent in Canada.

Total cards-in-force increased worldwide with an increase of 7 percent in GNS, partially offset by a decrease of 3 percent in ICS and GCS and a decrease of 1 percent in USCS. As of June 30, 2010, total cards-in-force had decreased 800,000, or 2 percent, in the United States and increased 1.2 million, or 3 percent, outside the United States, as compared to a year ago.
Travel commissions and fees increased $48 million or 6 percent to $820 million, reflecting a 23 percent increase in worldwide travel sales, partially offset by a lower sales revenue rate.
Other commissions and fees increased $105 million or 12 percent to $997 million, primarily driven by the new GAAP effective January 1, 2010 where fees related to securitized receivables are now recognized as other commissions and fees starting in the first quarter of 2010. These fees were previously reported in securitization income, net. The increase also reflects greater foreign currency conversion revenues related to higher spending, partially offset by lower delinquency fees in the non-securitized cardmember loan portfolio.
Other revenues decreased $209 million or 19 percent to $911 million, primarily related to a second quarter of 2009 gain of $211 million on the sale of 50 percent of the Company’s investment in ICBC and migration of the Corporate Payment Services (CPS) portfolio to the American Express network during the first quarter of 2009, partially offset by higher GNS partner-related revenue.
Interest income increased $941 million or 34 percent to $3.7 billion in 2010. Interest and fees on loans increased $1.1 billion or 45 percent to $3.4 billion, driven by the new GAAP effective January 1, 2010. Interest income related to securitized receivables was reported in securitization income, net in prior periods, but is now reported in interest and fees on loans. The increase related to this consolidation was partially offset by lower average non-securitized cardmember loans as well as by a lower yield on cardmember loans as higher payment rates, lower revolving levels and the implementation of elements of the CARD Act were partially offset by the benefit of certain repricing initiatives effective during 2009 and the first quarter of 2010. Worldwide cardmember loan balances of $57.3 billion as of June 30, 2010 increased 75 percent from $32.8 billion as of December 31, 2009, due to the adoption of the new GAAP effective January 1, 2010. On a comparable managed basis, including securitized loans in both periods, cardmember loan balances of $57.3 billion declined 7.3 percent from $61.8 billion as of December 31, 2009, reflecting higher cardmember payment rates and the growth of products with lower revolving balances, partially offset by higher cardmember spending levels during the first half of 2010. For further discussion of the managed basis presentation, refer to Cardmember Loan Portfolio Presentation below.
Interest and dividends on investment securities decreased $108 million or 31 percent to $242 million, primarily reflecting lower average short-term investment balances, partially offset by higher investment yields. Interest on deposits with banks and others decreased $10 million or 26 percent to $29 million, primarily due to the lower other interest income, partially offset by higher deposit income due to an increase in average interest-bearing deposits.
Interest expense increased $106 million or 10 percent to $1.2 billion in 2010. Interest on deposits increased $75 million or 39 percent to $265 million, as an increase in average balances was partially offset by a lower cost of funds. Interest on short-term borrowings decreased $32 million or 94 percent to $2 million, reflecting lower cost of funds and average borrowings. Interest on long-term debt and other increased $63 million or 7 percent to $941 million, primarily reflecting the consolidation of long-term debt associated with securitized loans previously held off-balance sheet in accordance with new GAAP effective January 1, 2010. Interest expense related to this debt was reported in securitization income, net in prior periods, but is now reported in long-term debt and other interest expense in 2010. Excluding this impact, interest expense was flat due to lower average debt outstanding unrelated to securitized loans offset by a higher cost of funds.

Provisions for Losses
Consolidated provisions for losses decreased $1.8 billion or 53 percent over last year to $1.6 billion, due to the benefit of improving credit performance in both the loan and charge card portfolios.
Charge card provisions decreased $250 million or 44 percent to $323 million, driven by lower reserve requirements due to improved credit performance.
Cardmember loans provisions decreased $1.5 billion or 55 percent to $1.2 billion, primarily reflecting lower reserve requirements due to improved credit performance.
Other provision for losses decreased $53 million or 55 percent to $44 million, reflecting lower merchant-related reserves.
Expenses
Consolidated expenses were $9.0 billion, up $1.4 billion or 18 percent from $7.7 billion for the same period in 2009. The increase was a result of increased marketing and promotion expense, cardmember rewards expense, and higher professional services expense, partially offset by lower communications expense and other, net expense.
Marketing and promotion expense increased $700 million or more than 100 percent to $1.4 billion, reflecting the increased investment spending resulting from better credit and business trends during the first six months of 2010.
Cardmember rewards expense increased $541 million or 29 percent to $2.4 billion, reflecting various redemption option value improvements and a more tenured user base due to recent low acquisition levels; greater rewards-related spending volumes; and a higher average cost per point due to redemption mix changes and increased co-brand expenses.
Cardmember services expense increased $29 million or 12 percent to $271 million, primarily reflecting higher other cardmember services, partially offset by a reclassification of certain rewards costs to the cardmember rewards expense line in the second quarter of 2010.
Professional services expense increased $79 million or 7 percent to $1.2 billion, primarily driven by higher technology-related consulting and legal expenses.
Communications expense and other, net expense decreased $18 million or 9 percent and $10 million or 6 percent, respectively. The communications expense decrease was driven by lower postage and distribution costs as well as lower telephone related costs. Other, net expense decrease was primarily driven by the favorable accounting impact related to hedging the Company’s fixed-rate debt during the first six months of 2010.
Income Taxes
The effective tax rate was 33 percent and 18 percent for the six months ended June 30, 2010 and 2009, respectively. Each of the periods reflect the level of pretax income in relation to recurring permanent tax benefits. The tax rate for the six months ended June 30, 2010 also includes the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations and an increase of 2010’s estimated annual effective tax rate.

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
The recently-passed Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as a series of international capital and liquidity standards proposed by the Basel Committee on Banking Supervision (commonly referred to as Basel III), will in the future change these current quantitative measures. In general, these changes will involve, for the United States banking industry as a whole, a reduction in the amount of eligible capital that banks are deemed to hold and an increase in the amount of capital that their assets, liabilities and certain off-balance sheet items require. The Company currently reports its capital ratios under the measurement standards commonly referred to as Basel I. Thus, these changes will generally serve to reduce reported capital ratios compared to current capital guidelines. The specific guidelines supporting the new legislation have not been finalized but are generally expected to be issued within the next 18 months. In addition to these measurement changes, international and United States banking regulators could increase the ratio levels at which banks would be deemed to be “well-capitalized.”
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

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant banking subsidiaries, as well as additional ratios widely utilized in the market place, as of June 30, 2010:

	Current
	Well-Capitalized
	Ratio	Actual
Risk-Based Capital
Tier 1	6.0%
American Express Company		10.7%
Centurion Bank		16.9%
FSB		15.5%
Total	10.0%
American Express Company		12.9%
Centurion Bank		18.2%
FSB		18.0%
Tier 1 Leverage	5.0%
American Express Company		8.2%
Centurion Bank		18.7%
FSB		15.4%
Tier 1 Common Risk-Based
American Express Company		10.7%
Common Equity to Risk-Weighted Assets(a)
American Express Company		13.5%
Tangible Common Equity to Risk-Weighted Assets(a)
American Express Company		10.4%

(a)
Common equity equals the Company’s shareholders’ equity of $14.5 billion as of June 30, 2010, and tangible common equity equals common shareholders’ equity, less goodwill and other intangibles of $3.3 billion. Risk-weighted assets as of June 30, 2010, were $107.6 billion. Management believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

The Company seeks to maintain capital levels and ratios in excess of the minimum regulatory requirements; failure to maintain minimum capital levels could cause the respective regulatory agencies to take actions that could limit the Company’s business operations.
The Company’s primary source of equity capital has been through the generation of net income. Historically, capital generated through net income and other sources such as employee benefit plans has exceeded the growth in its capital requirements. To the extent capital has exceeded business, regulatory, and rating agency requirements, the Company has returned excess capital to shareholders through its regular common dividend and its share repurchase program.
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
On a cumulative basis, since 1994 the Company has distributed 65 percent of capital generated through share repurchases and dividends. No shares have been repurchased over the past nine quarters, as share repurchases were suspended during the first quarter of 2008 in light of the challenging global economic environment. The Company does not expect to repurchase any of its shares in the near term; any future repurchases would be subject to consultation with applicable regulatory authorities.
During the three months ended June 30, 2010, the Company returned $217 million in dividends to shareholders, which represents approximately 18 percent of total capital generated. During the six months ended June 30, 2010, the Company returned $433 million in dividends to shareholders, which represents approximately 20 percent of the total capital generated.
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
The Company meets its funding needs through a variety of sources, including debt instruments such as senior unsecured debentures, asset securitizations and commercial paper, as well as retail deposits placed with the Company’s U.S. banks, and long-term committed bank borrowing facilities in certain non-U.S. markets.
During the second quarter of 2010, the Company issued $912 million of asset-backed securities as follows:
•	$850 million Class A at one month Libor plus 25 basis points

•	$62 million Class B at one month Libor plus 60 basis points
As of June 30, 2010, the Company had $1.4 billion of commercial paper outstanding and $28.4 billion of outstanding retail deposits. See “Deposit Programs” section below for more details.
The Company’s funding strategy is to raise funds to meet all financing obligations, including seasonal and other working capital needs, while maintaining sufficient cash and readily-marketable securities that are easily convertible to cash, in order to meet all long-term funding maturities for a 12-month period. The Company has $5.7 billion of unsecured long-term debt, $8.5 billion of asset securitizations, and $5.4 billion of long-term deposits that will mature by June 30, 2011. See “Liquidity Strategy” section for more details.
The Company’s equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch), and Dominion Bond Rating Services (DBRS). Such ratings support the Company’s access to cost effective unsecured funding as part of its overall financing programs. Ratings for the Company’s ABS activities are evaluated separately.

Unsecured Debt Ratings

Long-Term
		Short-Term	Senior
		Debt and	Unsecured Debt
Credit Agency	Entity Rated	Deposit ratings	ratings	Outlook

DBRS	All rated entities	R-1 (middle)	A (high)	Stable
Fitch	All rated entities	F1	A+	Stable(a)
Moody’s	TRS and rated operating subsidiaries	Prime-1	A2	Stable
Moody’s	American Express Company	Prime-2	A3	Negative
S&P	All rated entities	A-2	BBB+	Stable

(a)	In April 2010 Fitch revised its ratings outlook from “Negative” to “Stable”.
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
During the second quarter of 2010, within U.S. retail deposits the Company focused on continuing to grow both the number of accounts and the total balances outstanding on savings accounts and CDs that were sourced directly with consumers through Personal Savings from American Express. These balances grew during the quarter, and financed in part the maturities in excess of planned issuances of CDs through third-party distribution channels.
The Company held the following deposits as of June 30, 2010 and December 31, 2009:

(Billions)	2010	2009
U.S. retail deposits:
Cash sweep and savings accounts	$12.8	$10.5
Certificates of deposit (a)	14.9	15.1
Other deposits	0.7	0.7

Total customer deposits	$28.4	$26.3

(a)	Includes CDs sourced directly with consumers and through third-party distribution channels.

Asset Securitization Programs
The Company periodically securitizes cardmember receivables and loans arising from its card business, as the securitization market provides the Company with cost-effective funding. Securitization of cardmember receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues certificates or notes (securities) collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to the Company, through its wholly-owned subsidiaries, as consideration for the transferred assets. Refer to Note 1 to the Consolidated Financial Statements for a description of the adoption of new GAAP effective January 1, 2010.
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
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of June 30, 2010, no triggering events have occurred that would have resulted in the funding of reserve accounts or early amortization.
The credit rating agencies are assessing the potential impact of the adoption of new GAAP effective January 1, 2010 on credit ratings of the securities issued by securitization trusts within the overall asset-backed securities market. In particular, the agencies are assessing the FDIC’s safe harbor rule relating to the FDIC’s treatment of securitized assets in the event of a sponsoring financial institution’s receivership or conservatorship. Pursuant to the existing safe harbor rule, the FDIC will not seek to reclaim, recover or recharacterize any transfer of any financial asset transferred in connection with a securitization, provided that such transfer meets all conditions for sale accounting in accordance with GAAP. Because of the adoption of new GAAP effective January 1, 2010, all assets being securitized are included in the Company’s Consolidated Balance Sheets. For this reason, the rating agencies have indicated that they may ultimately conclude that the safe harbor no longer applies and, in certain cases, that the highest rating an ABS security could receive would be based on the sponsoring bank’s unsecured debt rating, rather than relying on their separate evaluation of the securitization trust. At present, the FDIC has extended the safe harbor rule to September 30, 2010, and is in the process of revising the safe harbor rule permanently to prevent potential market disruptions caused by the new GAAP mentioned above. Nonetheless, the ability of the Company’s securitization programs to receive or maintain AAA ratings on ABS securities under the same terms and conditions as done in the past, or at all, beyond the extended safe harbor September deadline, is subject to uncertainty. Any action by the rating agencies as described above could adversely impact the Company’s capacity and cost of using ABS as a source of funding for its business. Refer to Certain Legislative, Regulatory and Other Developments section below for additional information regarding matters affecting offerings of asset-backed securities.
Committed Bank Credit Facilities
As of June 30, 2010, the Company maintained committed bank lines of credit totaling $11.9 billion, of which $3.5 billion was drawn. These draw downs are part of the Company’s normal funding activities. The Company’s subsidiary, American Express Credit Corporation (Credco), has an allocation of $9.8 billion under these facilities and also has access to the Parent Company’s allocation of $1.3 billion for a maximum borrowing capacity of $11.1 billion. The Company allowed certain credit facilities totaling approximately $2.0 billion to expire on July 30, 2010.

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
As of June 30, 2010, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

(Billions)
Cash	$21.9	(a)
Readily-marketable securities	10.2	(b)

Cash and readily-marketable securities	32.1
Less:
Operating cash	(4.3)	(c)
Short-term obligations outstanding	(2.4)	(d)

Excess cash and readily-marketable securities	$25.4	(e)

(a)
Includes cash and cash equivalents of $20.7 billion as well as cash of $1.2 billion held in other assets on the Consolidated Balance Sheet for certain forthcoming asset-backed securitization maturities in the third quarter of 2010.

(b)
Consists of certain available-for-sale investment securities (U.S. Treasury and agency securities and government-guaranteed debt) that are considered highly liquid and either mature prior to the maturity of borrowings that will occur within the next 12 months, or could be sold or pledged under sale/repurchase agreements to raise cash.

(c)	Cash on hand for day-to-day operations.

(d)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.

(e)	Amount is not affected by the misclassification of certain book overdraft balances referred to in Note 1 to the Consolidated Financial Statements.
The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations, and long-term certificates of deposit are as follows:

	Funding Maturities
(Billions)	Unsecured	Asset-Backed	Certificates
Quarter Ending:	Debt	Securitization	of Deposit	Total
September 30, 2010	$1.0	$2.3	$0.2	$3.5
December 31, 2010	3.4	1.5	1.6	6.5
March 31, 2011	—	3.2	2.0	5.2
June 30, 2011	1.3	1.5	1.6	4.4

Total	$5.7	$8.5	$5.4	$19.6

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
Cash Flows from Operating Activities
The Company generated net cash provided by operating activities in amounts greater than net income for both the six months ended June 30, 2010 and 2009, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, for the six months ended June 30, 2010, net cash was provided by net income, deferred taxes, acquisition costs and other and fluctuations in other receivables and other assets, partially offset by fluctuations in Travelers Cheques outstanding and accounts payable and other liabilities. For the six months ended June 30, 2009, net cash was provided by net income and fluctuations in other receivables and other assets, partially offset by deferred taxes, acquisition costs and other and fluctuations in accounts payable and other liabilities and Travelers Cheques outstanding. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.
For the six months ended June 30, 2010, net cash provided by operating activities of $4.5 billion increased $1.9 billion compared to the same period in 2009. The increase was primarily due to deferred taxes, acquisition costs and other and fluctuations in accounts payable and other liabilities, as well as an increase in net income, partially offset by lower provisions for losses and changes in other receivables and other assets.
Refer to Note 1 to the Consolidated Financial Statements for a discussion of the impact of the misclassification of cash balances on cash flows from operating activities.
Cash Flows from Investing Activities
The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.
For the six months ended June 30, 2010, net cash provided by investing activities of $5.5 billion increased $4.7 billion compared to the same period in 2009. The increase was primarily due to increased maturity and redemption of investments; lower purchases of investments; maturities of cardmember loan securitizations in 2009 resulting in an increase in an undivided pro-rata interest in an unconsolidated VIE (historically referred to as “seller’s interest”); and fluctuations in restricted cash primarily due to a decrease in restricted cash of a consolidated VIE in 2010, which was used to pay down long-term debt of the consolidated VIE, partially offset by changes in the net decrease in cardmember loans and receivables.
Cash Flows from Financing Activities
The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, paying dividends and repurchasing its common shares.
For the six months ended June 30, 2010, net cash used in financing activities of $5.8 billion decreased $2.8 billion compared to the same period in 2009. The decrease was primarily due to a decreased cash outflow for short-term borrowings; a fluctuation in customer deposits; a decrease in principal payments on long-term debt (which include payments made on long-term debt of a consolidated VIE of $4.5 billion in 2010) partially offset by decreases in the issuance of long-term debt and common shares.

Certain Legislative, Regulatory and Other Developments
As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. The Company is a bank holding company and is subject to the supervision of the Federal Reserve. As such, the Company is subject to the Federal Reserve’s regulations and policies, including its regulatory capital requirements. In addition, the extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to a number of changes in the financial services industry, including significant additional regulation and the formation of additional regulatory bodies. The Company’s conversion to a bank holding company in the fourth quarter of 2008 has increased the scope of its regulatory oversight and its compliance program. In addition, although the long-term impact on the Company of much of the recent and pending legislative and regulatory initiatives remains uncertain, the Company expects that compliance requirements and expenditures will continue to rise for financial services firms, including the Company, as the legislation and rules become effective over the course of the next several years.
The CARD Act
In May 2009, the U.S. Congress passed, and the President of the United States signed into law, legislation, known as the CARD Act, to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 by federal bank regulators in the United States. Together, the legislation and the regulatory amendments, portions of which became effective commencing August 2009, include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. Certain other provisions of the CARD Act effective in August 2010 require penalty fees to be reasonable and proportional in relation to the circumstances for which such fees are levied and require issuers to evaluate past interest rate increases twice per year to determine whether it is appropriate to reduce such increases.
The Company has made changes to its product terms and practices that are designed to mitigate the impact on Company revenue of the changes required by the CARD Act and the regulatory amendments. These changes include instituting product-specific increases in pricing on purchases and cash advances, modifying the criteria pursuant to which the penalty rate of interest is imposed on a cardmember, assessing late fees on certain charge products at an earlier date than previously assessed and lowering the balance level at which a higher level of late fee is charged. Although the Company believes that its actions to mitigate the impact of the CARD Act have, to date, been largely effective (as evidenced in part by the net interest yield for its U.S. lending portfolio), certain other provisions of the CARD Act are still subject to some regulatory uncertainty (such as the requirement to periodically reevaluate APR increases). Accordingly, in the event the actions undertaken by the Company to date to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on the Company’s results of operations, including its revenue and net income.
Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)
In July 2010, President Obama signed into law the Reform Act. The Reform Act is comprehensive in scope and contains a wide array of provisions intending to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau, which will regulate consumer credit across the U.S. economy. The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings, payment and other consumer financial products and services.
Under the Reform Act, the Federal Reserve is authorized to regulate interchange fees paid to banks on debit card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit card networks and issuers from requiring transactions to be processed on a single payment network. The Reform Act also prohibits credit/debit network rules that would restrict a merchant from offering discounts to customers in order to encourage them to use a particular form of payment, as long as such discounts do not discriminate among issuers or networks, and that would restrict a merchant from setting certain minimum and maximum transaction amounts for credit cards.

The Reform Act has also eliminated an exception to certain types of liabilities applicable to rating agencies under the securities laws, which has resulted in the agencies’ declining to give their consent to disclose ratings in registered offerings. This circumstance is of particular significance in offerings of asset-backed securities (“ABS offerings”), which require ratings disclosure that, subsequent to the Reform Act, can be made only with rating agency consent. Although the SEC staff has effectively relieved issuers from the ratings disclosure requirement through January 2011, if the rating agencies do not change their position, the Company will not be able to issue ABS securities in registered offerings after such time, and may have to rely on private offerings to raise funding through its ABS program.
The Reform Act also authorizes the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. In addition, most interest rate and currency swaps will be required to be exchange-traded which may increase collateral posting requirements for the Company.
Many provisions of the Reform Act require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. These new rules and studies will be implemented and undertaken over a period of several years. Accordingly, the ultimate consequences of the Reform Act and its implementing regulations on the Company’s business, results of operations and financial condition are uncertain at this time.
Other Legislative and Regulatory Initiatives
In addition, other legislative initiatives remain in Congress, including a proposed “financial crisis responsibility fee” that would be assessed on large financial institutions at approximately 0.15 percent of total assets (less Tier 1 capital and less FDIC-assessed deposits) for at least the next ten years for the purpose of recovering projected losses from the Troubled Asset Relief Program, and other potential assessments.
Governments outside the United States are also considering wide-ranging and comprehensive financial services industry reform proposals, including various taxes on financial transactions and financial institutions’ profits, assets, and compensation. Any such legislative and regulatory changes could impact the profitability of the Company’s business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs).
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
In addition to the provisions of the Reform Act regarding merchants ability to offer discounts, a number of U.S. states are also considering legislation that would prohibit card networks from imposing conditions, restrictions or penalties on a merchant if the merchant, among other things, (i) provides a discount to a customer for using one form of payment versus another or one type of credit or charge card versus another, (ii) imposes a minimum dollar requirement on customers with respect to the use of credit or charge cards or (iii) chooses to accept credit and charge cards at some of its locations but not at others. Such legislation has recently been enacted in Vermont, and is pending enactment in several other states.

Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers and bankcard networks, which could have a material adverse effect on the Company’s results of operations.
Our results of operations also could be adversely impacted by various proposals to reform the taxation of income earned by U.S. companies’ international business operations and by other legislative action or inaction, including the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code.
In December 2009, the Basel Committee on Banking Supervision of the Bank of International Settlements (BIS) released a comprehensive list of proposals of new and revised international capital and liquidity standards for banks. These proposals, if enacted, could have a substantial impact on the capital structure and liquidity profiles of the banking industry, including those of the Company. The Committee is evaluating comments it received on the proposals prior to finalizing the content and timing of implementation of the proposals. During July, the Committee issued several statements that reflected, among other things, tentative decisions it has reached on certain elements of the comprehensive proposals, including timelines for implementation, while re-affirming its goal to issue the proposals in final form before year end. Refer to Capital Strategy above.

BUSINESS SEGMENT RESULTS
Beginning in the first quarter of 2010, the Company made changes to the manner in which it allocates equity capital as well as funding and the related interest expense charged to its reportable operating segments. The changes reflect the inclusion of additional factors in its allocation methodologies that the Company believes more accurately reflect the capital characteristics and funding requirements of its segments. The segment results for quarters prior to the first quarter of 2010 have been revised for this change. Debt, cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread continues to be reported in the Corporate & Other segment. The change to interest allocation also impacted the consolidated and segment reported net interest yield on cardmember loans.
As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.
U.S. Card Services
Selected Income Statement Data
GAAP Basis Presentation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, net card fees and other	$2,534	$2,271	$4,851	$4,466

Securitization income, net(a)	—	(2)	—	139

Interest income	1,315	758	2,726	1,686
Interest expense	204	146	394	308

Net interest income	1,111	612	2,332	1,378

Total revenues net of interest expense	3,645	2,881	7,183	5,983

Provisions for losses	519	1,190	1,206	2,573

Total revenues net of interest expense after provisions for losses	3,126	1,691	5,977	3,410

Expenses
Marketing, promotion, rewards and cardmember services	1,386	1,021	2,687	1,910
Salaries and employee benefits and other operating expenses	912	926	1,785	1,778

Total	2,298	1,947	4,472	3,688

Pretax segment income (loss)	828	(256)	1,505	(278)
Income tax provision (benefit)	306	(103)	555	(118)

Segment income (loss)	$522	$(153)	$950	$(160)

(a)	In accordance with the new GAAP effective January 1, 2010, the Company no longer reports securitization income, net in its income statement.

U.S. Card Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Card billed business	$94.6	$84.1	$179.5	$162.1
Total cards-in-force (millions)	39.6	40.2	39.6	40.2
Basic cards-in-force (millions)	29.5	29.8	29.5	29.8
Average basic cardmember spending (dollars)	$3,212	$2,667	$6,095	$5,058
U.S. Consumer Travel:
Travel sales (millions)	$840	$696	$1,575	$1,323
Travel commissions and fees/sales	7.9%	8.5%	7.8%	8.3%
Total segment assets	$82.4	$54.1	$82.4	$54.1
Segment capital (millions)(a)	$5,997	$5,501	$5,997	$5,501
Return on average segment capital(b)	26.9%	4.9%	26.9%	4.9%
Return on average tangible segment capital(b)	29.2%	5.2%	29.2%	5.2%

Cardmember receivables:
Total receivables	$17.3	$15.9	$17.3	$15.9
30 days past due as a % of total	1.5%	2.6%	1.5%	2.6%
Average receivables	$17.1	$15.7	$17.0	$15.9
Net write-off rate	1.6%	5.2%	1.7%	5.0%

Cardmember loans — (GAAP basis portfolio):(c)
Total loans	$49.0	$23.6	$49.0	$23.6
30 days past due loans as a % of total	2.7%	4.4%	2.7%	4.4%
Average loans	$49.1	$26.5	$49.9	$28.4
Net write-off rate	6.2%	10.3%	6.7%	9.3%
Net interest income divided by average loans(d)	9.1%	9.3%	9.4%	9.8%
Net interest yield on cardmember loans(e)	9.3%	8.8%	9.7%	9.6%

Cardmember loans — (Managed basis portfolio):(f)
Total loans	$49.0	$54.0	$49.0	$54.0
30 days past due loans as a % of total	2.7%	4.4%	2.7%	4.4%
Average loans	$49.1	$55.1	$49.9	$57.2
Net write-off rate	6.2%	10.0%	6.7%	9.2%
Net interest yield on cardmember loans(e)	9.3%	9.7%	9.7%	10.3%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($1.5 billion and $223 million for the twelve months ended June 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($5.7 billion and $4.6 billion for the twelve months ended June 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $447 million and $338 million as of June 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

(c)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 63 for a discussion of GAAP basis information.

(d)
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

(e)
See below for calculations of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. Management believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loan portfolio.

(f)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 63 for a discussion of managed basis information.

U.S. Card Services
Selected Statistical Information
(continued)
Calculation of net interest yield on cardmember loans(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages or where indicated)	2010	2009	2010	2009
Calculation based on 2010 and 2009 GAAP information:(b)
Net interest income	$1,111	$612	$2,332	$1,378
Average loans (billions)	$49.1	$26.5	$49.9	$28.4
Adjusted net interest income(c)	$1,145	$581	$2,391	$1,356
Adjusted average loans (billions)(d)	$49.2	$26.6	$49.9	$28.5
Net interest income divided by average loans	9.1%	9.3%	9.4%	9.8%
Net interest yield on cardmember loans(e)	9.3%	8.8%	9.7%	9.6%

Calculation based on 2010 and 2009 managed information:(f)
Net interest income(g)	$1,111	$1,335	$2,332	$2,904
Average loans (billions)	$49.1	$55.1	$49.9	$57.2
Adjusted net interest income(c)	$1,145	$1,343	$2,391	$2,935
Adjusted average loans (billions)(d)	$49.2	$55.2	$49.9	$57.3
Net interest yield on cardmember loans(e)	9.3%	9.7%	9.7%	10.3%

(a)
Beginning in the first quarter of 2010, the Company changed the manner in which it allocates capital and related interest expense to its reportable operating segments to more accurately reflect the funding and capital characteristics of its segments. The change to interest allocation impacted the consolidated net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been revised for this change.

(b)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 63 for a discussion of GAAP basis information.

(c)
Represents net interest income allocated to the Company’s cardmember loans portfolio on a GAAP or managed basis, as applicable, in each case excluding the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember loans.

(d)
Represents average cardmember loans on a GAAP or managed portfolio basis, as applicable, in each case excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.

(e)
Net interest yield on cardmember loans is a non-GAAP financial measure that represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all presentations of net interest yield on cardmember loans, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses — cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

(f)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 63 for a discussion of managed basis information.

(g)
For periods ended on or prior to December 31, 2009, the information presented includes the adjustments to the GAAP “owned” basis presentation for such periods attributable to securitization activity for interest income and interest expense to arrive at the non-GAAP “managed” basis information, which adjustments are set forth under the U.S. Card Services managed basis presentation on page 63.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.
U.S. Card Services reported segment income of $522 million for the three months ended June 30, 2010, a $675 million increase from a loss of $153 million for the same period a year ago. For the six months ended June 30, 2010, U.S. Card Services reported segment income of $950 million, a $1.1 billion increase from a loss of $160 million for the same period a year ago.
Total revenues net of interest expense increased $764 million or 27 percent to $3.6 billion for the three months ended June 30, 2010 and $1.2 billion or 20 percent to $7.2 billion for the six months ended June 30, 2010, driven primarily by the increase in interest income, discount revenue, net card fees and other offset by the increase in interest expense.
Discount revenue, net card fees and other was $2.5 billion for the three months ended June 30, 2010, an increase of $263 million or 12 percent from $2.3 billion for the same periods a year ago. The increase is primarily due to a 12 percent increase in billed business. This line also reflects higher other commissions and fees driven by the new GAAP effective January 1, 2010, which led to the inclusion of fees formerly recorded in securitization income, net, within discount revenue, net card fees and other and higher travel revenues, partially offset by lower commissions and fees and decreased net card fees. Discount revenue, net card fees and other increased $385 million or 9 percent to $4.9 billion for the six months ended June 30, 2010, due to higher discount revenue and other commissions and fees partially offset by the impact of the new GAAP effective January 1, 2010 and lower net card fees.
Interest income of $1.3 billion and $2.7 billion for the three and six months ended June 30, 2010, respectively, increased $557 million or 73 percent and $1.0 billion or 62 percent, respectively, due to the first quarter 2010 consolidation of securitized cardmember loans, partially offset by a lower average balance of non-securitized cardmember loans and a reduction in loan portfolio yield.
Interest expense of $204 million and $394 million for the three and six months ended June 30, 2010, respectively, increased $58 million or 40 percent and increased $86 million or 28 percent, respectively, as compared to a year ago, reflecting higher expense related to the first quarter 2010 consolidation of off-balance sheet debt.
Provisions for losses of $519 million decreased $671 million or 56 percent for the three months ended June 30, 2010, principally reflecting improving cardmember loan and charge card credit trends and a lower average balance of non-securitized loans, partially offset by the inclusion of write-offs on the securitized cardmember loans. Provisions for losses of $1.2 billion decreased $1.4 billion or 53 percent for the six months ended June 30, 2010, primarily driven by improved credit performance but partially offset by the effect of the new GAAP, effective January 1, 2010.
Expenses were $2.3 billion, an increase of $351 million or 18 percent for the three months ended June 30, 2010 due to increased marketing, promotion, rewards and cardmember services expenses, as salaries and employee benefits and other operating expenses were relatively flat year over year. Expenses were $4.5 billion, an increase of $784 million or 21 percent, for the six months ended June 30, 2010 due to increased marketing, promotion, rewards and cardmember services expenses, as salaries and employee benefits and other operating expenses were relatively flat year over year.
Marketing, promotion, rewards and cardmember services expenses of $1.4 billion and $2.7 billion for the three and six months ended June 30, 2010, respectively, increased $365 million or 36 percent and $777 million or 41 percent, respectively, reflecting increased marketing and promotion expense and higher rewards costs.

Salaries and employee benefits and other operating expenses were $912 million for the three months ended June 30, 2010, a decrease of $14 million or 2 percent, reflecting higher net charges during the second quarter of 2009 related to reengineering, a benefit in the second quarter of 2010 versus a charge in the year ago period related to hedging the Company’s fixed-rate debt and higher FDIC assessments in the second quarter of 2009. Salaries and employee benefits and other operating expense of $1.8 billion for the six months ended June 30, 2010, remained flat compared to same period a year ago with higher technology charges offset by a benefit related to hedging the Company’s fixed-rated debt, lower salaries and benefits, and professional services.
The effective tax rate was 37 percent for both the three and six months ended June 30, 2010. The effective tax rate was (40) percent and (42) percent for the three and six months ended June 30, 2009. The effective rate in the three and six months ended June 30, 2009 reflects the impact of recurring tax benefits on a pretax loss.
Cardmember Loan Portfolio Presentation
For periods ended on or prior to December 31, 2009, the Company’s non-securitized cardmember loan and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. For such periods, the Company also provided information on a non-GAAP “managed” basis. Unlike the GAAP basis presentation, the managed basis presentation in such periods assumed there had been no off-balance sheet securitizations for the Company’s U.S. Card Services segment (the Company has not securitized its international cardmember loans), resulting in the inclusion of all securitized and non-securitized cardmember loans and related debt in the Company’s performance information.
Under the GAAP basis presentation prior to securitization for the period ended on or prior to December 31, 2009, revenues and expenses from cardmember loans and related debt were reflected in the Company’s income statements in other commissions and fees, net interest income and provisions for losses for cardmember loans. At the time of a securitization transaction, the securitized cardmember loans were removed from the Company’s balance sheet, and the resulting gain on sale was reflected in securitization income, net, as well as a reduction to the provision for losses (credit reserves were no longer recorded for the cardmember loans once sold). Over the life of a securitization transaction, the Company recognized the net cash flow from interest and fee collections on interests sold to investors (the investors’ interests) after deducting interest paid on the investors’ certificates, credit losses, contractual service fees, other expenses and changes in the fair value of the interest-only strip (referred to as “excess spread”). These amounts, in addition to servicing fees and the non-credit components of the gains/(losses) from securitization activities were reflected in securitization income, net. The Company also recognized interest income over the life of the securitization transaction related to the interest it retained (i.e., the seller’s interest). At the maturity of a securitization transaction, cardmember loans on the balance sheet increased, and the impact of the incremental required loss reserves was recorded in provisions for losses.
Under the managed basis presentation for periods ended on or prior to December 31, 2009, revenues and expenses related to securitized cardmember loans and related debt were reflected in other commissions and fees (included in discount revenue, net card fees and other), interest income, interest expense and provisions for losses. In addition, there was no securitization income, net as this presentation assumed no securitization transactions had occurred.

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
The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized Cardmember loans in the consolidated financial statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable.
For additional information on the differences between the Company’s historical GAAP and managed basis presentations, see the Company’s Financial Review included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table sets forth cardmember loan portfolio financial information for the three and six months ended June 30, 2010. The June 30, 2010 financial information was determined in accordance with the new GAAP effective January 1, 2010. The June 30, 2009 information includes the “owned” (GAAP) basis presentation, together with the adjustments for securitization activity to arrive at the “managed” (non-GAAP) basis presentation. For additional information, see “Cardmember Loan Portfolio Presentation” above:
U.S. Card Services
Selected Financial Information
Managed Basis Presentation

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Millions)	2010	2009		2010	2009

Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,534	$2,271		$4,851	$4,466
Securitization adjustments	—	79		—	178

Total discount revenue, net card fees and other	$2,534	$2,350		$4,851	$4,644

Interest income:
Reported for the period (GAAP)	$1,315	$758		$2,726	$1,686
Securitization adjustments	—	771		—	1,657

Total interest income	$1,315	$1,529		$2,726	$3,343

Securitization income, net:(a)
Reported for the period (GAAP)	$—	$(2)		$—	$139
Securitization adjustments	—	2		—	(139)

Total securitization income, net	$—	$—		$—	$—

Interest expense:
Reported for the period (GAAP)	$204	$146		$394	$308
Securitization adjustments	—	48		—	131

Total interest expense	$204	$194		$394	$439

Provisions for losses:
Reported for the period (GAAP)	$519	$1,190		$1,206	$2,573
Securitization adjustments	—	836	(b)	—	1,472	(b)

Total provisions for losses	$519	$2,026		$1,206	$4,045

(a)	In accordance with the new GAAP effective January 1, 2010, the Company no longer reports securitization income, net in its income statement.

(b)
Includes provisions for losses for off-balance sheet cardmember loans based on the same methodology as applied to on-balance sheet cardmember loans, except that any quarterly adjustment to reserve levels for on-balance sheet loans to address external environmental factors was not applied to adjust the provision expense for the securitized portfolio.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009 — Managed Basis
The following discussion of U.S. Card Services is on a managed basis.
Discount revenue, net card fees and other increased $184 million or 8 percent and $207 million or 4 percent as compared to the same period a year ago to $2.5 billion and $4.9 billion for the three and six months ended June 30, 2010, respectively, reflecting higher billed business volumes and increased travel revenues partially offset by lower commissions and fees and decreased net card fees.
Interest income for the three months ended June 30, 2010 decreased $214 million or 14 percent to $1.3 billion, due to a decline of 11 percent in the average managed loan portfolio balance and a lower portfolio yield. The lower yield was driven by higher payment rates, lower revolving levels and the CARD Act, partially offset by repricing initiatives. Interest income for the six months ended June 30, 2010, decreased $617 million or 18 percent to $2.7 billion primarily due to 13 percent decline in the average managed loan balances and a lower portfolio yield as compared to a year ago.
Interest expense increased $10 million or 5 percent as compared to a year ago to $204 million for the three months ended June 30, 2010 due to higher cost of funds, partially offset by reduced funding requirements due to a lower average cardmember loan balance. Interest expense decreased $45 million or 10 percent as compared to the same period a year ago to $394 million for the six months ended June 30, 2010, primarily due to lower average cardmember loan balances.
Provisions for losses decreased $1.5 billion or 74 percent to $519 million for the three months ended June 30, 2010, principally due to improving cardmember lending and charge card credit performance and a lower average loan balance. Provisions for losses decreased $2.8 billion or 70 percent to $1.2 billion for the six months ended 2010, principally due to improving cardmember loan and charge card credit performance and a lower average loan balance.

International Card Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, net card fees and other	$865	$838	$1,747	$1,625

Interest income	342	376	705	741
Interest expense	99	101	205	209

Net interest income	243	275	500	532

Total revenues net of interest expense	1,108	1,113	2,247	2,157
Provisions for losses	90	302	248	637

Total revenues net of interest expense after provisions for losses	1,018	811	1,999	1,520

Expenses
Marketing, promotion, rewards and cardmember services	376	287	726	545
Salaries and employee benefits and other operating expenses	441	453	888	875

Total	817	740	1,614	1,420

Pretax segment income	201	71	385	100
Income tax provision (benefit)	41	(7)	74	(30)

Segment income	$160	$78	$311	$130

International Card Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009

Card billed business	$25.5	$22.7	$49.9	$43.2
Total cards-in-force (millions)	15.0	15.5	15.0	15.5
Basic cards-in-force (millions)	10.4	10.8	10.4	10.8
Average basic cardmember spending (dollars)	$2,449	$2,083	$4,789	$3,897
International Consumer Travel:
Travel sales (millions)	$262	$231	$523	$449
Travel commissions and fees/sales	8.0%	8.7%	7.6%	8.5%
Total segment assets	$20.0	$19.5	$20.0	$19.5
Segment capital (millions)(a)	$2,022	$2,215	$2,022	$2,215
Return on average segment capital(b)	23.6%	9.8%	23.6%	9.8%
Return on average tangible segment capital(b)	31.8%	13.0%	31.8%	13.0%

Cardmember receivables:
Total receivables	$5.6	$5.4	$5.6	$5.4
90 days past billing as a % of total(c)	1.0%	3.0%	1.0%	3.0%
Net loss ratio (as a % of charge volume)(c)(d)	0.15%	0.36%	0.34%	0.35%

Cardmember loans:
Total loans	$8.3	$8.9	$8.3	$8.9
30 days past due loans as a % of total	3.0%	4.0%	3.0%	4.0%
Average loans	$8.3	$8.7	$8.6	$8.8
Net write-off rate	4.9%	7.5%	5.2%	6.9%
Net interest income divided by average loans(e)	11.7%	12.7%	11.7%	12.2%
Net interest yield on cardmember loans(f)	11.4%	12.5%	11.5%	12.3%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($513 million and $219 million for the twelve months ended June 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($2.2 billion and $2.2 billion for the twelve months ended June 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $561 million and $546 million as of June 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

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

(d)
Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been revised for this change as it was deemed immaterial.

(e)
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

(f)
See below for calculations of net interest yield on cardmember loans, a non-GAAP measure, and the ratio of net interest income divided by average loans, a GAAP measure. Management believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loans portfolio.

International Card Services
Selected Statistical Information
(continued)
Calculation of net interest yield on cardmember loans(a)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except for percentages and where indicated)	2010	2009	2010	2009
Net interest income	$243	$275	$500	$532
Average loans (billions)	$8.3	$8.7	$8.6	$8.8
Adjusted net interest income(b)	$234	$274	$487	$539
Adjusted average loans (billions)(c)	$8.2	$8.8	$8.5	$8.8
Net interest income divided by average loans	11.7%	12.7%	11.7%	12.2%
Net interest yield on cardmember loans(d)	11.4%	12.5%	11.5%	12.3%

(a)
Beginning in the first quarter of 2010, the Company changed the manner in which it allocates capital and related interest expense to its reportable operating segments to more accurately reflect the funding and capital characteristics of its segments. The change to interest allocation impacted the consolidated net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been revised for this change.

(b)
Represents net interest income allocated to the Company’s cardmember loans portfolio, excluding the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember loans.

(c)	Represents average cardmember loans excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.

(d)
Net interest yield on cardmember loans is a non-GAAP financial measure that represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all net interest yield presentations, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses — cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
International Card Services segment income increased more than 100 percent or $82 million to $160 million for the three months ended June 30, 2010, from $78 million for the same period a year ago as total revenues net of interest expense remained flat, provisions for losses decreased 70 percent and expenses increased by 10 percent. For the six months ended June 30, 2010, International Card Services reported segment income of $311 million, a $181 million or more than 100 percent increase from $130 million for the same period a year ago. Both the revenue and expense comparisons were influenced by the translation impact of a weaker dollar during the second quarter of 2010.
Total revenues net of interest expense increased $90 million or 4 percent to $2.2 billion for the six months ended June 30, 2010. The year over year increase is primarily due to increased discount revenue, other commissions and fees, net card fees and lower interest expense, partially offset by lower interest income. Total revenues net of interest expense remained flat for the three months ended June 30, 2010.
Discount revenue, net card fees and other revenues of $865 million and $1.7 billion for three and six months ended June 30, 2010, respectively, increased $27 million or 3 percent and $122 million or 8 percent, driven primarily by the higher level of card spending, higher other commissions and fees, increased net card fees and slightly greater travel commissions and fees, partially offset by lower other revenues. The 12 percent and 16 percent increase in billed business for the three and six months ended June 30, 2010, respectively, reflects an 18 percent and 23 percent increase in average spending per proprietary basic cards-in-force partially offset by a 4 percent decrease in basic cards-in-force, when compared to the prior year.

For the three and six months ended June 30, 2010, assuming no changes in foreign currency exchange rates, billed business increased 9 percent and 7 percent, respectively, and average spending per proprietary basic cards-in-force increased 14 percent, respectively. Billed business outside the United States increased 15 percent in Latin America, 10 percent in Asia Pacific, 7 percent in Canada and 7 percent in Europe for the three months ended June 30, 2010, and 13 percent in Latin America, 8 percent in Asia Pacific, 6 percent in Canada and 6 percent in Europe for the six months ended June 30, 2010.
Interest income of $342 million and $705 million for the three and six months ended June 30, 2010, respectively, declined $34 million or 9 percent and $36 million or 5 percent as compared to the same periods a year ago, as a lower yield on cardmember loans and a lower average loan balance were partially offset by higher lending card fees.
Interest expense decreased $2 million or 2 percent and $4 million or 2 percent for the three and six months ended June 30, 2010, due to a lower average loan balance, partially offset by a higher average receivable balance.
Provisions for losses of $90 million and $248 million decreased $212 million or 70 percent and $389 million or 61 percent for the three and six months ended June 30, 2010, respectively, primarily reflecting improving cardmember loans and charge card credit trends.
Expenses of $817 million and $1.6 billion increased $77 million or 10 percent and $194 million or 14 percent for the three and six months ended June 30, 2010, respectively, due to higher marketing, promotion, rewards and cardmember services costs.
Marketing, promotion, rewards and cardmember services expenses of $376 million and $726 million for the three and six months ended June 30, 2010, respectively, increased $89 million or 31 percent and $181 million or 33 percent as compared to the same periods a year ago, reflecting higher marketing and promotion expenses and greater rewards costs.
Salaries and employee benefits and other operating expenses decreased $12 million or 3 percent to $441 million for the three months ended June 30, 2010 reflecting lower salaries and employee benefits, partially offset by higher professional services expenses. Salaries and employee benefits and other operating expenses increased $13 million or 1 percent to $888 million for the six months ended June 30, 2010 driven by higher professional services expenses, partially offset by lower salaries and employee benefits.
The effective tax rate was 20 percent and 19 percent for the three and six months ended June 30, 2010, respectively. The effective tax rate was (10) percent and (30) percent for the three and six months ended June 30, 2009, respectively. The tax rates in all periods reflect the impact of recurring tax benefits on varying levels of pretax income. As indicated in previous quarters, this segment reflects the favorable impact of the Company’s consolidated tax benefit related to its ongoing funding activities outside the United States, which is allocated to International Card Services under the Company’s internal tax allocation process. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet acted to extend. Refer to Certain Legislative, Regulatory and Other Developments above for further discussion of this provision.

Global Commercial Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, net card fees and other	$1,138	$1,039	$2,207	$2,021

Interest income	2	2	3	3
Interest expense	56	43	104	88

Net interest income	(54)	(41)	(101)	(85)

Total revenues net of interest expense	1,084	998	2,106	1,936
Provisions for losses	28	53	106	100

Total revenues net of interest expense after provisions for losses	1,056	945	2,000	1,836

Expenses
Marketing, promotion, rewards and cardmember services	107	74	220	153
Salaries and employee benefits and other operating expenses	709	777	1,404	1,467

Total	816	851	1,624	1,620

Pretax segment income	240	94	376	216
Income tax provision	123	27	167	68

Segment income	$117	$67	$209	$148

Global Commercial Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009

Card billed business	$32.9	$27.2	$63.7	$52.3
Total cards-in-force (millions)	7.0	7.2	7.0	7.2
Basic cards-in-force (millions)	7.0	7.2	7.0	7.2
Average basic cardmember spending (dollars)	$4,712	$3,746	$9,110	$7,278
Global Corporate Travel:
Travel sales	$4.6	$3.6	$8.7	$7.0
Travel commissions and fees/sales	7.6%	9.1%	7.5%	8.8%
Total segment assets	$23.5	$21.2	$23.5	$21.2
Segment capital (millions)(a)	$3,509	$3,553	$3,509	$3,553
Return on average segment capital(b)	11.5%	7.0%	11.5%	7.0%
Return on average tangible segment capital(b)	25.0%	15.1%	25.0%	15.1%

Cardmember receivables:
Total receivables	$11.5	$9.9	$11.5	$9.9
90 days past billing as a % of total(c)	1.0%	1.9%	1.0%	1.9%
Net loss ratio (as a % of charge volume)(c) (d)	0.06%	0.22%	0.17%	0.20%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($411 million and $250 million for the twelve months ended June 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($3.6 billion and $3.6 billion for the twelve months ended June 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.9 billion as of June 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

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

(d)
Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude net write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been revised for this change as it was deemed immaterial.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Global Commercial Services reported segment income of $117 million and $209 million for the three and six months ended June 30, 2010, an increase of $50 million or 75 percent and $61 million or 41 percent, respectively, compared to the same period a year ago.
Total revenues net of interest expense increased $86 million or 9 percent and $170 million or 9 percent for the three and six months ended June 30, 2010, to $1.1 billion and $2.1 billion, respectively, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $1.1 billion for the three months ended June 30, 2010, increased $99 million or 10 percent due to the increased level of card spending, greater travel commissions and fees and higher net card fees, other commissions and fees and other revenues. The 21 percent increase in billed business reflects a 26 percent increase in average spending per proprietary basic card, partially offset by a 3 percent decrease in basic cards-in-force. For the six months ended June 30, 2010, discount revenue, net card fees and other revenues of $2.2 billion increased $186 million or 9 percent over the same period a year ago, driven primarily by the increased level of card spending, higher travel commissions and fees and higher net card fees, partially offset by decreased other revenues and reduced other commissions and fees. The 22 percent increase in billed business reflects a 25 percent increase in average spending per proprietary basic card, partially offset by a 3 percent decrease in basic cards-in-force.
Interest expense increased $13 million or 30 percent to $56 million for the three months ended June 30, 2010, driven by increased funding requirements due to a higher average receivable balance and a higher cost of funds, primarily in the United States. For the six months ended June 30, 2010 interest expense increased $16 million or 18 percent to $104 million, driven by increased funding requirements due to a higher average receivable balance, partially offset by lower cost of funds, primarily in the United States.
Provision for losses decreased $25 million or 47 percent to $28 million for the three months ended June 30, 2010, driven by improved credit performance within the underlying portfolio, partially offset by higher receivable levels. For the six months ended June 30, 2010, provision for losses increased $6 million or 6 percent to $106 million, driven by higher receivable levels, partially offset by improved credit performance within the underlying portfolio.
Expenses were $816 million for the three months ended June 30, 2010, a decrease of $35 million or 4 percent, due to a decrease in salaries and employee benefits and other operating expenses, partially offset by increased marketing, promotion, rewards and cardmember services expenses. For the six months ended June 30, 2010, expenses were $1.6 billion, reflecting an increase of $4 million, mainly due to increased marketing, promotion, rewards and cardmember services expenses, partially offset by a decrease in salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses increased $33 million or 45 percent and $67 million or 44 percent to $107 million and $220 million, respectively, for the three and six months ended June 30, 2010, primarily reflecting higher reward costs and marketing and promotion expenses.
Salaries and employee benefits and other operating expenses decreased $68 million or 9 percent and $63 million or 4 percent to $709 million and $1.4 billion, respectively, for the three and six months ended June 30, 2010, primarily due to net reengineering charges during the second quarter of 2009 and the accounting benefit related to hedging the Company’s fixed-rate debt.
The effective tax rate was 51 percent and 44 percent for the three and six months ended June 30, 2010, respectively, and reflects the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations recorded in the second quarter. The effective tax rate was 29 and 32 percent for the three and six months ended June 30, 2009.

Global Network & Merchant Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, fees and other	$1,021	$872	$1,970	$1,679

Interest income	1	—	2	—
Interest expense	(46)	(44)	(93)	(94)

Net interest income	47	44	95	94

Total revenues net of interest expense	1,068	916	2,065	1,773
Provisions for losses	12	33	33	68

Total revenues net of interest expense after provisions for losses	1,056	883	2,032	1,705

Expenses
Marketing and promotion	209	94	375	158
Salaries and employee benefits and other operating expenses	430	423	825	795

Total	639	517	1,200	953

Pretax segment income	417	366	832	752
Income tax provision	148	127	296	263

Segment income	$269	$239	$536	$489

Global Network & Merchant Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Global Card billed business(a)	$175.3	$151.4	$336.3	$290.6
Global Network & Merchant Services:
Total segment assets	$11.9	$10.6	$11.9	$10.6
Segment capital (millions)(b)	$1,762	$1,488	$1,762	$1,488
Return on average segment capital(c)	65.2%	76.7%	65.2%	76.7%
Return on average tangible segment capital(c)	66.8%	78.8%	66.8%	78.8%

Global Network Services:
Card billed business	$21.6	$17.0	$41.7	$31.8
Total cards-in-force (millions)	27.3	25.6	27.3	25.6

(a)
Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.

(b)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($984 million and $1.0 billion for the twelve months ended June 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($1.5 billion and $1.3 billion for the twelve months ended June 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $36 million and $35 million at June 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Global Network & Merchant Services reported segment income of $269 million for the three months ended June 30, 2010, a $30 million or 13 percent increase from $239 million for the same period a year ago. For the six months ended June 30, 2010, Global Network & Merchant Services reported segment income of $536 million, a $47 million or 10 percent increase from the same period a year ago.
Total revenues net of interest expense increased $152 million or 17 percent and $292 million or 16 percent to $1.1 billion and $2.1 billion for the three and six months ended June 30, 2010, respectively, due to increased discount revenue, fees and other revenues.
Discount revenue, fees and other increased $149 million or 17 percent and $291 million or 17 percent to $1.0 billion and $2.0 billion for the three and six months ended June 30, 2010, respectively, reflecting an increase in merchant-related revenues, driven by the 16 percent increase in global card billed business, as well as higher volume driven GNS-related revenues.
Interest expense credit increased $2 million or 5 percent and decreased $1 million or 1 percent to a credit of $46 million and $93 million for the three and six months ended June 30, 2010, respectively, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.
Provisions for losses decreased $21 million or 64 percent and $35 million or 51 percent to $12 million and $33 million for the three and six months ended June 30, 2010, respectively, primarily due to lower merchant-related debit balances.

Expenses were $639 million and $1.2 billion for the three and six months ended June 30, 2010, respectively, an increase of $122 million or 24 percent and $247 million or 26 percent, respectively, due to increased marketing and promotion and salaries and employee benefits and other operating expenses.
Marketing and promotion expenses increased $115 million or more than 100 percent and $217 million or more than 100 percent for the three and six months ended June 30, 2010, respectively, reflecting higher brand, network and merchant-related marketing investments.
Salaries and employee benefits and other operating expenses increased $7 million or 2 percent and $30 million or 4 percent for the three and six months ended June 30, 2010, respectively, reflecting higher professional services and technology-related expenses, offset by lower salaries and employee benefits expense.
The effective tax rate was 35 percent and 36 percent for the three and six months ended June 30, 2010, respectively. The effective tax rate was 35 percent for both the three and six months ended June 30, 2009, respectively.
Corporate & Other
Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
Corporate & Other reported net expense of $51 million and $104 million for the three and six months ended June 30, 2010, respectively. Segment income for the three and six months ended June 30, 2009 was $111 million and $178 million, respectively. The net expense for the three months ended June 30, 2010 reflected higher incentive compensation and benefit expense compared to prior year, partially offset by $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, and $2 million of after-tax benefit related to the Company’s reengineering efforts. The income for the three months ended June 30, 2009, reflected $135 million of after-tax income related to the ICBC sale, $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, and a $35 million of after-tax expense related to the Company’s reengineering initiatives.
The net expense for the six months ended June 30, 2010 reflected higher incentive compensation and benefit expense compared to prior year, partially offset by $186 million and $86 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, and $3 million of after-tax benefit related to the Company’s reengineering efforts. The income for the six months ended June 30, 2009 included $186 million and $86 million of after-tax income reflected the MasterCard and Visa litigation settlements, respectively.
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
Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely”, and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the inability of the Company to achieve its revised on average, over time return on equity financial target of 25% or more, which will depend in part on the Company’s earnings growth, the risks of which are described herein, and future capital levels of the Company, which are still uncertain and subject to the issuance of regulatory guidelines under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), the Basel III regulatory initiative and possible changing interpretations by bank regulators as to the capital ratio levels at which banks would be deemed to be “well-capitalized”, as well as the number and size of acquisitions that may be consummated by the Company; the Company’s failure, over time, to return to shareholders at least 50 percent of capital generated, which will depend on its ability to grow its business and meet its on average, over time target for earnings per share growth of 12 percent to 15 percent, the risks of which are described herein, and its on average, over time target return on equity of 25 percent or more, the risks of which are described above; the Company’s net interest yield on U.S. cardmember loans not trending over time to historical levels as expected, which will be influenced by, among other things, the effects of The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) and regulations adopted pursuant thereto, including the regulations requiring the Company to periodically reevaluate APR increases, interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, the Company’s cardmember acquisition strategy, product mix, credit actions, including line size and other adjustments to credit availability, and pricing changes; the Company’s growth rate of its loan portfolio might not remain lower than the growth rate of billed business generated on the Company’s card products in the near term, which will depend in part on paydown rates and spending volumes on the Company’s credit card products, which are in turn dependent on, among other things, consumer confidence, unemployment, interest rates and general economic conditions; changes in laws or government regulations, including, in the United States, the impact of the Reform Act, which is subject to further extensive rulemaking, the implications of which are not fully known at this time; the impact of the provisions of the Reform Act permitting merchants to discount or provide in-kind incentives for the use of one form of payment versus another, which will depend in part on merchants’ inclination to implement and invest in differentiated pricing and consumers’ behavior in choosing among different value propositions offered through various payment products; the difference between the Company’s discount rate to merchants and the discount rate for debit transactions to be established by the Federal Reserve, which could put increased downward pressure on the Company’s discount rate; the Company’s ability to exceed for 2010 its on-average, over-time earnings per share growth target of 12 percent to 15 percent per annum, which will depend on, among other things, the factors described herein, including the level of consumer and business spending discussed immediately below, credit trends, expense management, currency and interest rate fluctuations and general economic conditions, such as consumer confidence, unemployment, the housing market, the health of state economies and GDP growth; consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, and expand the Global Network Services business; the potential impact of the CARD Act and regulations adopted by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s revenues and net income to the extent that the Company’s efforts to offset the effects of the legislation and the rules are not effective and which could result from uncertainty related to the impact of provisions that have not yet been implemented, such as the requirement effective August 2010 to evaluate past interest rate increases to determine whether such increases must be reduced and that limit the fees that may be assessed to cardmembers for late payments; the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on (i) the economic environment, including, among other things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, (ii) the effectiveness of the Company’s credit models and (iii) the impact of recently enacted statutes and proposed legislative initiatives affecting the credit card business, including, without limitation, the CARD Act; the impact of the Company’s efforts to deal with delinquent cardmembers in the current challenging economic environment, which may affect payment patterns of cardmembers and the perception of the Company’s services, products and brands; the Company’s write-off rates over the next several quarters, which may increase or decrease from current levels depending in part on changes in the level of the Company’s loan balances, delinquency rates of cardmembers, including the “roll rates” of loans going from current to past due status, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates that may give rise to basis risk, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the actual amount to be spent by the Company on investments in the business for the remainder of 2010, including on marketing, promotion, rewards and cardmember services and certain other operating expenses, which will be based in part on management’s assessment of competitive opportunities and the extent of provision benefit, if any, the Company receives from improved credit performance in its card portfolios; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business and generate excess capital and earnings in a manner and at levels that will allow the Company to return a portion of capital to shareholders, which will depend on the Company’s ability to manage its capital needs, and the effect of business mix, acquisitions and rating agency and regulatory requirements, including those arising from the Company’s status as a bank holding company; the ability of the Company to meet its objectives with respect to the growth of its brokered retail CD program, brokerage sweep account program and its direct deposit initiative, which will depend in part on customer demand, the perception of the Company’s brand and regulatory capital requirements; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States with the benefits of greater cardmember loyalty and higher spend per customer and benefits merchants through, among other things, greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the Company’s settlements with MasterCard and Visa; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the success, timeliness and financial impact (including costs, cost savings, and other benefits, including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions, including, the ability of the Company to generate an annualized level of greater than $500 million of gross expense savings by 2012 from reengineering actions in its Global Services unit; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the ability of the Company to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, the Company’s future business growth, its credit ratings, market capacity and demand for securities offered by the Company, performance by the Company’s counterparties under its bank credit facilities and other lending facilities, regulatory changes, the Company’s ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to attract and retain executive management and other key employees; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters, intrusion into our infrastructure by “hackers” or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; proposed legislative and regulatory initiatives, both in the United States and internationally to, among other things, assess financial institutions of a certain minimum size with a “financial crisis responsibility fee” and other taxes or fees on financial transactions and financial institutions’ profits, assets, and compensation, which will depend in part on the revenues needed to pay for recently adopted or proposed financial reforms and other governmental initiatives and programs, and factors affecting the political environment including the economy and attitudes toward financial institutions and business more generally; the potential failure of the United States Congress to extend the active financing exception to Subpart F of the Internal Revenue Code, which could increase the Company’s effective tax rate and have an adverse impact on net income; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, its Quarterly Report on Form 10-Q for the three months ended March 31, 2010, and its other reports filed with the SEC.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), information gathering requests, subpoenas, inquiries and investigations (collectively “governmental examinations”). As of June 30, 2010, the Company and certain of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.
The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with hundreds of thousands of putative class members. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported.
Based on its current knowledge, after taking into consideration its current litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.
Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.
Corporate Matters
Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 26, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings. Plaintiffs filed an amended complaint on January 5, 2007. The Company subsequently filed a motion to dismiss the amended complaint, which motion was granted in September 2008. Plaintiffs appealed the dismissal, and in May 2010, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. Plaintiffs filed for rehearing and rehearing en banc with the Second Circuit in June 2010, which motions were denied by the Court.

In December 2008, a putative class action captioned Obester v. American Express Company, et al. was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. Thereafter, three other putative class actions making allegations similar to those made in the Obester matter were filed against the defendants: Tang v. American Express Company, et al., filed on December 29, 2008 in the U.S. District Court for the Southern District of New York, Miner v. American Express Company et al., filed on February 4, 2009 in the U.S. District Court for the Southern District of New York, and DiLorenzo v. American Express Company et al., filed on February 10, 2009 in the U.S. District Court for the Southern District of New York. American Express filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended complaint, captioned In re American Express ERISA Litigation.  Following argument on American Express’ motion to dismiss this action, the Court permitted plaintiffs to file a Second Amended Complaint. In April 2010, American Express filed a motion to dismiss the Second Amended Complaint, which motion is pending.
U.S. Card Services and Global Merchant Services Matters
Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the U.S. District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation.  A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the District Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the U.S. Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the U.S. Supreme Court a petition of certiorari from the Second Circuit’s arbitration ruling. On May 3, 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. The matter remains pending in the Second Circuit. The Company also filed a motion to dismiss the action filed by The Marcus Corporation, which was denied in July 2005. In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In March 2009, the Court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motion. In April 2009, the Court denied plaintiffs’ motion for reconsideration of the March 2009 order. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. A decision on the summary judgment motions is pending. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request that the California Superior Court that is hearing the Hayama action stay such action. To date the Hayama action has been stayed.

In February 2009, an amended complaint was filed in In re American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services. In addition, in February 2009, a new complaint making the same allegations as made in the amended complaint filed in In re American Express Merchants’ Litigation was also filed in the U.S. District Court for the Southern District of New York. That new case is captioned Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc. Proceedings in the Greenporter action and on the amended complaint filed in In re American Express Merchants’ Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case.
Beginning August 2005, the Company has been named in a number of putative class actions alleging that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express Cards violates U.S. antitrust laws. These cases are now all consolidated in the U.S. District Court for the Southern District of New York under the caption In re American Express Anti-Steering Rules Antitrust Litigation. The plaintiffs’ complaint seeks injunctive relief and unspecified damages. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the ruling of the Second Circuit (described above in connection with In re American Express Merchants’ Litigation), the stay has been lifted, and American Express’ response to the complaint was filed in April 2009. On December 1, 2009, the United States Judicial Panel on Multi-District Litigation denied the plaintiffs motion to consolidate their cases with the individual suits discussed below pending in the U.S. District Court for the Eastern District of New York. The U.S. District Court for the Southern District of New York entered a scheduling order on December 28, 2009. In July 2010 the Court entered an order partially staying the case pending the Second Circuit’s arbitration ruling (described above in connection with In re American Express Merchants’ Litigation). In June 2010, the attorneys representing the plaintiffs in In re American Express Anti-Steering Rules Antitrust Litigation filed an action making similar allegations captioned National Supermarkets Association v. American Express and American Express Travel Related Services. Upon filing, the plaintiffs designated that case as “related” to In re American Express Anti-Steering Rules Antitrust Litigation.
In July, 2009, a putative class action, captioned The Wild Grape v. American Express Company, et al., was filed in the U.S. District Court for the Central District of California. The complaint challenges American Express’s policy of retaining the discount charged to certain merchants when underlying purchases are returned to the merchant by an American Express cardmember for a refund. The complaint seeks certification of a California-only class. American Express has filed a motion to dismiss the complaint. In April 2010, prior to the Court’s reaching a decision on the Company’s motion to dismiss, plaintiff agreed to dismiss its lawsuit after the parties resolved the action on an individual basis, and the action has been dismissed.
In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the U.S. District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increases. American Express filed a motion to compel arbitration, and plaintiff has amended their complaint to limit the class to California residents only. The Company filed a revised motion to compel arbitration and a motion to dismiss the amended complaint, which is pending. Both motions were denied by the Court.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the U.S. Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, and who were assessed a foreign transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court.
In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the U.S. Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the U.S. District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety.

ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of each of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “2010 First Quarter Form 10-Q”), and should be read in conjunction with the discussion of risk factors set forth in such sections. Based on the information currently known to the Company, it believes that the matters discussed below, together with the risk factors set forth in the 2009 Form 10-K and the 2010 First Quarter Form 10-Q, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2009 Form 10-K and the 2010 First Quarter Form 10-Q. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.
Risk Factor
Recent legislative and regulatory reforms may have a significant adverse impact on our business, results of operations and financial condition.
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Reform Act, as well as other legislative and regulatory changes, could have a significant adverse impact on the Company’s business, results of operations and financial condition by, for example, requiring the Company to change its business practices, requiring the Company to comply with more stringent capital, liquidity and leverage ratio requirements, limiting the Company’s ability to pursue business opportunities, imposing additional costs on the Company (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), limiting the fees the Company can charge for services and impacting the value of the Company’s assets. A description of certain provisions of the Reform Act and other legislative and regulatory developments is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Legislative, Regulatory and Other Developments.”
The Reform Act will result in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of a new independent Consumer Financial Protection Bureau within the Federal Reserve. The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products. The impact this new regulatory regime will have on the Company’s business is uncertain at this time and will depend on, among other things, the timing of the Bureau’s assumption of its authority from other governmental agencies, which is expected to occur within six to 18 months of the enactment of the Reform Act.
Under the Reform Act, the Federal Reserve is authorized to regulate interchange fees paid to banks on debit card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit card networks and issuers from requiring transactions to be processed on a single payment network. The Reform Act also prohibits credit/debit network rules that would restrict a merchant from offering discounts to customers in order to encourage them to use a particular form of payment, as long as such discounts do not discriminate among issuers or networks, and that would restrict a merchant from setting certain minimum and maximum transaction amounts for credit cards. The impact of these provisions on the Company’s card and network businesses is uncertain at this time and will depend upon Federal Reserve implementing regulations, the actions of the Company’s competitors and the behavior of other marketplace participants, including cardholders and merchants in the Company’s payment network.

The Reform Act has also eliminated an exception to certain types of liabilities applicable to rating agencies under the securities laws, which has resulted in the agencies’ declining to give their consent to disclose ratings in registered offerings. This circumstance is of particular significance in offerings of asset-backed securities (“ABS offerings”), which require ratings disclosure that, subsequent to the Reform Act, can be made only with rating agency consent. Although the SEC staff has effectively relieved issuers from the ratings disclosure requirement through January 2011, if the rating agencies do not change their position, the Company will not be able to issue ABS securities in registered offerings after such time, and may have to rely on private offerings to raise funding through its ABS program.
The Reform Act also authorizes the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. In addition, most interest rate and currency swaps will be required to be exchange-traded which may increase collateral posting requirements for the Company.
Many provisions of the Reform Act, including numerous provisions not described above, require the adoption of rules to implement. In addition, the Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. The ultimate consequences, therefore, of the Reform Act and its implementing regulations on the Company’s business, results of operations and financial condition remain uncertain.

Ongoing legal and governmental proceedings regarding the Company’s surcharging and “anti-steering” policies could subject the Company to monetary judgments, fines, penalties and/or requirements resulting in increased expenses or loss of revenue.

The U.S. Department of Justice is investigating the Company’s surcharging and “anti-steering” policies that prohibit merchants from discriminating against the Company’s card products in favor of other forms of payment at the point of sale, and the Company is a defendant in a number of class actions filed by merchants that also challenge these policies. The Company’s competitor networks are subject to similar proceedings. An adverse outcome in any of these proceedings against the Company could adversely impact the profitability of the Company and require it to change its policies in a way that could expose the Company’s card products to discrimination or steering at the point of sale. Even if the Company is not required to change its policies, but its competitor networks are compelled to change their policies or practices as a result of the proceedings against them, the Company could be subject to market pressures that force it to make certain changes to its own policies and practices, which could adversely impact its profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2010.

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid Per Share	or Programs (3)	Programs

April 1-30, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	632	$38.46	N/A	N/A

May 1-31, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	6,427	$45.83	N/A	N/A

June 1-30, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	81,384	$38.18	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	88,443	$38.73	N/A

(1)
As of June 30, 2010, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

AMERICAN EXPRESS COMPANY
(Registrant)
Date: August 4, 2010	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: August 4, 2010	By	/s/ Joan C. Amble
Joan C. Amble
Executive Vice President and Comptroller (Principal Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1	Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault.

10.2	Consulting Services Agreement, effective July 19, 2010, by and between American Express Company and Theodore J. Leonsis.

10.3	Description of Compensation Payable to Non-Management Directors.

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault and Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1