Form 10-Q
period 2010-09-30
AMERICAN EXPRESS CO
filed 2010-11-03
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010

Common Shares (par value $.20 per share)	1,203,764,300 shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2010	2009
Revenues
Non-interest revenues
Discount revenue	$3,818	$3,373
Net card fees	527	538
Travel commissions and fees	487	383
Other commissions and fees	515	448
Securitization income, net	—	71
Other	502	449

Total non-interest revenues	5,849	5,262

Interest income
Interest and fees on loans	1,675	1,059
Interest and dividends on investment securities	103	229
Deposits with banks and other	16	9

Total interest income	1,794	1,297

Interest expense
Deposits	141	109
Short-term borrowings	—	2
Long-term debt and other	469	432

Total interest expense	610	543

Net interest income	1,184	754

Total revenues net of interest expense	7,033	6,016

Provisions for losses
Charge card	89	143
Cardmember loans	262	989
Other	22	46

Total provisions for losses	373	1,178

Total revenues net of interest expense after provisions for losses	6,660	4,838

Expenses
Marketing, promotion, rewards and cardmember services	2,251	1,619
Salaries and employee benefits	1,354	1,261
Professional services	701	575
Other, net	714	465

Total	5,020	3,920

Pretax income from continuing operations	1,640	918
Income tax provision	547	276

Income from continuing operations	1,093	642
Loss from discontinued operations, net of tax	—	(2)

Net income	$1,093	$640

Earnings per Common Share – Basic: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$0.91	$0.54

Loss from discontinued operations, net of tax	—	—

Net income attributable to common shareholders(a)	$0.91	$0.54

Earnings per Common Share – Diluted: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$0.90	$0.54
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders(a)	$0.90	$0.53

Average common shares outstanding for earnings per common share:
Basic	1,193	1,178
Diluted	1,199	1,181
Cash dividends declared per common share	$0.18	$0.18

(a)
Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards and other items of $13 million and $8 million for the three months ended September 30, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2010	2009
Revenues
Non-interest revenues
Discount revenue	$11,018	$9,744
Net card fees	1,568	1,602
Travel commissions and fees	1,307	1,155
Other commissions and fees	1,512	1,340
Securitization income, net	—	210
Other	1,413	1,569

Total non-interest revenues	16,818	15,620

Interest income
Interest and fees on loans	5,107	3,432
Interest and dividends on investment securities	345	579
Deposits with banks and other	45	48

Total interest income	5,497	4,059

Interest expense
Deposits	406	299
Short-term borrowings	2	36
Long-term debt and other	1,410	1,310

Total interest expense	1,818	1,645

Net interest income	3,679	2,414

Total revenues net of interest expense	20,497	18,034

Provisions for losses
Charge card	412	716
Cardmember loans	1,490	3,706
Other	66	143

Total provisions for losses	1,968	4,565

Total revenues net of interest expense after provisions for losses	18,529	13,469

Expenses
Marketing, promotion, rewards and cardmember services	6,335	4,433
Salaries and employee benefits	3,996	3,884
Professional services	1,898	1,693
Other, net	1,813	1,579

Total	14,042	11,589

Pretax income from continuing operations	4,487	1,880
Income tax provision	1,492	453

Income from continuing operations	2,995	1,427
Loss from discontinued operations, net of tax	—	(13)

Net income	$2,995	$1,414

Earnings per Common Share – Basic: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$2.49	$0.95
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders(a)	$2.49	$0.94

Earnings per Common Share – Diluted: (Note 13)
Income from continuing operations attributable to common shareholders(a)	$2.47	$0.95
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders(a)	$2.47	$0.94

Average common shares outstanding for earnings per common share:
Basic	1,189	1,164
Diluted	1,195	1,166
Cash dividends declared per common share	$0.54	$0.54

(a)
Represents income from continuing operations or net income, as applicable, less (i) accelerated preferred dividend accretion of $212 million for the nine months ended September 30, 2009 due to a repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP), (ii) preferred share dividends and related accretion of $94 million for the nine months ended September 30, 2009, and (iii) earnings allocated to participating share awards and other items of $38 million and $13 million for the nine months ended September 30, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Millions, except share data)	2010	2009
Assets
Cash and cash equivalents
Cash and cash due from banks	$2,159	$1,525
Interest-bearing deposits in other banks (including securities purchased under resale agreements: 2010, $360; 2009, $212)	18,784	11,010
Short-term investment securities	398	4,064

Total cash and cash equivalents	21,341	16,599
Accounts receivable
Cardmember receivables (includes gross receivables of a consolidated variable interest entity: 2010, $7,078; 2009, $8,314), less reserves: 2010, $364; 2009, $546	34,751	33,197
Other receivables, less reserves: 2010, $182; 2009, $109	3,281	5,007
Loans
Cardmember loans (includes gross loans of a consolidated variable interest entity: 2010, $33,010)(a), less reserves: 2010, $4,318; 2009, $3,268	52,892	29,504
Other, less reserves: 2010, $25; 2009, $27	390	506
Investment securities	17,170	24,337
Premises and equipment – at cost, less accumulated depreciation: 2010, $4,499; 2009, $4,130	2,799	2,782
Other assets (includes restricted cash of consolidated variable interest entities: 2010, $1,374; 2009, $1,799)(a)	13,432	13,213

Total assets	$146,056	$125,145

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$28,365	$26,289
Travelers Cheques outstanding	5,410	5,975
Accounts payable	10,510	9,063
Short-term borrowings	1,919	2,344
Long-term debt (includes debt issued by consolidated variable interest entities: 2010, $22,305; 2009, $4,970)	68,828	52,338
Other liabilities	15,104	14,730

Total liabilities	130,136	110,739

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,204 million shares in 2010 and 1,192 million shares in 2009	240	237
Additional paid-in capital	11,715	11,144
Retained earnings	4,582	3,737
Accumulated other comprehensive loss, net of tax:
Net unrealized securities gains, net of tax: 2010, $(165); 2009, $(291)	305	507
Net unrealized derivatives losses, net of tax: 2010, $6; 2009, $15	(12)	(28)
Foreign currency translation adjustments, net of tax: 2010, $380; 2009, $31	(480)	(722)
Net unrealized pension and other postretirement benefit costs, net of tax: 2010 $215; 2009, $244	(430)	(469)

Total accumulated other comprehensive loss	(617)	(712)

Total shareholders’ equity	15,920	14,406

Total liabilities and shareholders’ equity	$146,056	$125,145

(a)
The balance as of December 31, 2009 includes an undivided, pro-rata interest in an unconsolidated variable interest entity (historically referred to as “seller’s interest”) totaling $8,752, of which $8,033 is included in cardmember loans and $719 is included in other assets. Refer to Note 7 for additional details.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2010	2009
Cash Flows from Operating Activities
Net income	$2,995	$1,414
Loss from discontinued operations, net of tax	—	13

Income from continuing operations	2,995	1,427
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	1,968	4,565
Depreciation and amortization	689	777
Deferred taxes, acquisition costs and other	735	(1,423)
Stock-based compensation	157	158
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(232)	1,028
Other assets	(424)	287
Accounts payable and other liabilities	1,871	(987)
Travelers Cheques outstanding	(532)	(681)
Net cash used in operating activities attributable to discontinued operations	—	(239)

Net cash provided by operating activities	7,227	4,912

Cash Flows from Investing Activities
Sale of investments	1,759	2,647
Maturity and redemption of investments	8,998	2,741
Purchase of investments	(7,054)	(12,493)
Net decrease in cardmember loans/receivables	66	9,684
Proceeds from cardmember loan securitizations	—	2,244
Maturities of cardmember loan securitizations	—	(4,800)
Purchase of premises and equipment	(592)	(491)
Sale of premises and equipment	6	39
Acquisitions/Dispositions, net of cash acquired	(254)	—
Net decrease (increase) in restricted cash	2,369	(51)
Net cash provided by investing activities attributable to discontinued operations	—	196

Net cash provided by (used in) investing activities	5,298	(284)

Cash Flows from Financing Activities
Net change in customer deposits	2,055	8,545
Net decrease in short-term borrowings	(274)	(6,724)
Issuance of long-term debt	3,423	4,500
Principal payments on long-term debt	(12,814)	(12,439)
Issuance of American Express Series A preferred shares and warrants	—	3,389
Issuance of American Express common shares	375	531
Repurchase of American Express Series A preferred shares	—	(3,389)
Repurchase of American Express Stock Warrants	—	(340)
Common and preferred dividends paid	(650)	(709)
Net cash provided by financing activities attributable to discontinued operations	—	40

Net cash used in financing activities	(7,885)	(6,596)

Effect of exchange rate changes on cash	102	4

Net increase (decrease) in cash and cash equivalents	4,742	(1,964)
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2010, $0; 2009, $3	16,599	21,654

Cash and cash equivalents at end of period	$21,341	$19,690

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

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain amounts in prior periods have been reclassified to conform to the current presentation. Refer to Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-Q for the quarter ended June 30, 2010 for a description of changes made to certain line items in the Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 to correct the effects of certain misclassifications.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard amends existing guidance by requiring an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity will be required to disclose credit quality indicators, past due information, and modifications of its financing receivables. The amendments that require disclosures as of a balance sheet date are effective for December 31, 2010. The amendments that require disclosures about activity during a period are effective for periods beginning January 1, 2011. The new standard is anticipated to require expanded disclosure by the Company due to the requirement for further disaggregation of currently disclosed information, as well as new disclosure requirements surrounding reserve activity.

Effective January 1, 2010, the Company adopted ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (generally referred to herein as new GAAP effective January 1, 2010). These standards eliminate the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIEs). In addition, ASU 2009-17 requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary and (iii) the required financial statement disclosures.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On January 15, 2010, the Company purchased Revolution Money, a provider of secure person-to-person payment services through an internet based platform, for a cash purchase price of approximately $305 million. Among the assets acquired was $184 million of goodwill, $119 million of definite-lived intangible assets, and other miscellaneous net assets totaling $2 million. All assets and liabilities acquired, including goodwill, are reflected in the Corporate & Other segment. The acquisition of Revolution Money did not have a significant impact on the Corporate & Other segment’s or the Company’s results of operations for the three and nine months ended September 30, 2010.

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

•
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

—	Quoted prices for similar assets or liabilities in active markets

—	Quoted prices for identical or similar assets or liabilities in markets that are not active

—	Inputs other than quoted prices that are observable for the asset or liability

—	Inputs that are derived principally from or corroborated by observable market data by correlation or other means
•
Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of September 30, 2010 and December 31, 2009:

	2010				2009
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$475	$475	$—	$—	$530	$530	$—	$—
Retained subordinated securities(b)	—	—	—	—	3,599	—	—	3,599

Debt securities and other	16,695	—	16,695	—	20,208	—	20,208	—
Interest-only strip(b)	—	—	—	—	20	—	—	20
Derivatives(c)	1,414	—	1,414	—	833	—	833	—

Total assets	$18,584	$475	$18,109	$—	$25,190	$530	$21,041	$3,619

Liabilities:
Derivatives(c)	$581	$—	$581	$—	$283	$—	$283	$—

Total liabilities	$581	$—	$581	$—	$283	$—	$283	$—

(a)	Refer to Note 6 for the fair values of investment securities on a further disaggregated basis.

(b)
As a result of new GAAP effective January 1, 2010, the Company no longer presents the retained subordinated securities and interest-only strip within its Consolidated Financial Statements in periods subsequent to December 31, 2009. Refer to Note 7 for further details.

(c)
GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of September 30, 2010 and December 31, 2009, $8 million and $33 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets. Refer to Note 9 for the fair values of derivative assets and liabilities on a further disaggregated basis.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2009, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive (loss) income (AOCI):

	2009 (a)
	Investments-Retained		Other Assets-
(Millions)	Subordinated Securities		Interest-Only Strip
Beginning fair value, January 1	$744		$32
Increases in securitized loans(b)	1,760		—
Unrealized and realized gains (losses)	1,095	(c)	(12	) (d)

Ending fair value, December 31	$3,599		$20

(a)	The Company did not measure any financial instruments at fair value using significantly unobservable inputs during the nine months ended September 30, 2010.

(b)	Represents cost basis of securitized loans.

(c)	Included in AOCI, net of taxes.

(d)	Included in securitization income, net.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table on the previous page) the Company applies the following valuation techniques to measure fair value:

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

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
models, or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 9 for additional fair value information.

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not carried at fair value, as of September 30, 2010 and December 31, 2009:

	2010			2009
	Carrying	Fair		Carrying	Fair
(Rounded to nearest billion)	Value	Value		Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$61	$61	(a)	$58	$58	(b)
Loans, net	$53	$54	(a)	$30	$30

Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$38	$38		$34	$34
Certificates of deposit	$14	$15		$15	$16
Long-term debt	$69	$72	(a)	$52	$54	(b)

(a)
Includes fair values of cardmember receivables, loans and long-term debt of $7.1 billion, $31.1 billion and $22.5 billion, respectively, held by consolidated VIEs as of September 30, 2010. Refer to the Consolidated Balance Sheets for the related carrying values.

(b)
Includes fair values of cardmember receivables and long-term debt of $8.3 billion and $5.0 billion, respectively, held by a consolidated VIE as of December 31, 2009. Refer to the Consolidated Balance Sheets for the related carrying values.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2010 and December 31, 2009, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

Financial Assets Carried at Other than Fair Value

Loans, net

Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans the principal market is assumed to be the securitization market, and the Company uses the hypothetical securitization price to determine the fair value of the portfolio. The securitization price is estimated from the assumed proceeds of the hypothetical securitization in the current market, adjusted for securitization uncertainties such as market conditions and liquidity.

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

4.	Accounts Receivable
Accounts receivable as of September 30, 2010 and December 31, 2009, consisted of:

(Millions)	2010	2009
U.S. Card Services(a)	$16,476	$17,750
International Card Services	6,231	5,944
Global Commercial Services(b)	12,212	9,844
Global Network & Merchant Services(c)	196	205

Cardmember receivables, gross(d)	35,115	33,743
Less: Cardmember reserve for losses	364	546

Cardmember receivables, net	$34,751	$33,197

Other receivables, net(e)	$3,281	$5,007

(a)	Includes $6.5 billion and $7.8 billion of gross cardmember receivables of a consolidated VIE as of September 30, 2010 and December 31, 2009, respectively.

(b)	Includes $0.6 billion and $0.5 billion of gross cardmember receivables of a consolidated VIE as of September 30, 2010 and December 31, 2009, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $11.3 billion and $10.4 billion of cardmember receivables outside the United States as of September 30, 2010 and December 31, 2009, respectively.

(e)
Other receivables primarily represent amounts due from the Company’s travel customers and suppliers, third-party issuing partners, accrued interest on investments, and other receivables due to the Company in the ordinary course of business. As of December 31, 2009, these amounts also include $1.9 billion of cash held in an unconsolidated VIE required for daily settlement requirements. Beginning January 1, 2010, this VIE is consolidated by the Company and cash held by this consolidated VIE is considered restricted cash included in other assets on the Company’s Consolidated Balance Sheets. Refer to Note 7 for additional details.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the cardmember receivable reserve for losses for the nine months ended September 30:

(Millions)	2010	2009
Balance, January 1	$546	$810
Additions:
Cardmember receivables provisions(a)	292	657
Cardmember receivables provisions – other(b)	120	59

Total provision	412	716

Deductions:
Cardmember receivables net write-offs(c)(d)	(481)	(937)
Cardmember receivables – other(e)	(113)	10

Balance, September 30	$364	$599

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents loss provisions for cardmember receivables resulting from unauthorized transactions.

(c)
Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $275 million and $254 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2009, these amounts also include net write-offs for cardmember receivables resulting from unauthorized transactions.

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

(e)
For the nine months ended September 30, 2010, these amounts include net write-offs of cardmember receivables resulting from unauthorized transactions. For all periods these amounts include foreign currency translation adjustments.

Refer to Note 5 for impaired cardmember receivables as of September 30, 2010 and December 31, 2009.
5. Loans
Loans as of September 30, 2010 and December 31, 2009 consisted of:

(Millions)	2010	2009
U.S. Card Services(a)	$48,722	$23,507
International Card Services	8,462	9,241
Global Commercial Services	26	24

Cardmember loans(b)	57,210	32,772
Less: Cardmember loans reserve for losses	4,318	3,268

Cardmember loans, net	$52,892	$29,504

Other loans, net(c)	$390	$506

(a)
As of September 30, 2010, includes approximately $33.0 billion of gross cardmember loans of a consolidated VIE. As of December 31, 2009 includes approximately $8.0 billion for an undivided, pro-rata interest in an unconsolidated VIE (historically referred to as “seller’s interest”). Refer to Note 7 for additional details.

(b)	Cardmember loan balance is net of unamortized net card fees of $128 million and $114 million as of September 30, 2010 and December 31, 2009, respectively.

(c)
Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the acquisition of Corporate Payment Services (CPS).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in the cardmember loans reserve for losses for the nine months ended September 30:

(Millions)	2010	2009
Balance, January 1	$3,268	$2,570
Reserves established for consolidation of a variable interest entity	2,531	—

Total adjusted balance, January 1	5,799	2,570

Additions:
Cardmember loans provisions(a)	1,429	3,665
Cardmember loans – other(b)	61	41

Total provision	1,490	3,706

Deductions:
Cardmember loans net write-offs – principal(c)	(2,630)	(2,360)
Cardmember loans net write-offs – interest and fees(c)	(287)	(376)
Cardmember loans – other(d)	(54)	(181)

Balance, September 30	$4,318	$3,359

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Primarily represents loss provisions for cardmember loans resulting from unauthorized transactions.

(c)
Cardmember loans net write-offs – principal for the nine months ended September 30, 2010 and 2009 include recoveries of $422 million and $253 million, respectively. Recoveries of interest and fees were de minimis.

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
Modification programs can be long term (more than 12 months) or short term (12 months or less). The Company has classified such cardmember loans and receivables in these modification programs as TDRs.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information regarding the Company’s impaired loans and receivables as of September 30, 2010 and December 31, 2009 is as follows:
Balances as of September 30, 2010:

	Loans and Receivables				Loans and
	Modified in a TDR				Receivables
	Short-Term		Long-Term		Not in
	Modification		Modification		Modification
(Millions)	Programs		Programs		Programs	Total (e)
Loans over 90 days past due and accruing interest(a)	$4		$3		$215	$222
Non-accrual loans(b)	795		9		663	1,467
Loans and receivables modified in a TDR(c)	265		229		—	494

Total as of September 30, 2010	$1,064		$241		$878	$2,183

Reserves for losses on impaired loans and receivables	$316	(d)	$63	(d)	$622	$1,001

Balances as of December 31, 2009:

	Loans and Receivables				Loans and
	Modified in a TDR				Receivables
	Short-Term		Long-Term		Not in
	Modification		Modification		Modification
(Millions)	Programs		Programs		Programs	Total (e)
Loans over 90 days past due and accruing interest(a)	$1		$—		$253	$254
Non-accrual loans(b)	586		—		494	1,080
Loans and receivables modified in a TDR(c)	114		114		—	228

Total as of December 31, 2009	$701		$114		$747	$1,562

Reserves for losses on impaired loans and receivables	$211	(d)	$40	(d)	$539	$790

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

(e)
The increase in impaired loans was due to the adoption of new GAAP effective January 1, 2010, which resulted in the consolidation of the Lending Trust as discussed further in Note 1. As a result of these changes, amounts as of September 30, 2010 include impaired loans and receivables for both the Charge Trust and Lending Trust; correspondingly, amounts as of December 31, 2009 only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust. Amounts as of both balance sheet dates also include impaired loans and receivables associated with other non-securitized portfolios.

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
The following is a summary of investment securities as of September 30, 2010 and December 31, 2009:

	2010				2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$6,064	$105	$(75)	$6,094	$6,457	$51	$(258)	$6,250
U.S. Government agency obligations	5,429	20	(1)	5,448	6,699	47	(1)	6,745
U.S. Government treasury obligations	3,153	10	—	3,163	5,556	10	—	5,566
Corporate debt securities(a)	1,570	23	—	1,593	1,333	14	(12)	1,335
Retained subordinated securities(b)	—	—	—	—	3,088	512	(1)	3,599
Mortgage-backed securities(c)	244	9	—	253	179	3	(2)	180
Equity securities(d)	100	375	—	475	100	430	—	530
Foreign government bonds and obligations	95	8	—	103	90	2	—	92
Other(e)	40	1	—	41	40	—	—	40

Total	$16,695	$551	$(76)	$17,170	$23,542	$1,069	$(274)	$24,337

(a)
The September 30, 2010 and December 31, 2009 balances include, on a cost basis, $1.4 billion and $1.1 billion, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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
The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009:

	2010				2009
(Millions)	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$147	$(2)	$1,259	$(73)	$837	$(25)	$2,074	$(233)
U.S. Government agency obligations	299	(1)	—	—	249	(1)	—	—
Corporate debt securities	—	—	—	—	102	(1)	38	(11)
Retained subordinated securities	—	—	—	—	—	—	75	(1)
Mortgage-backed securities	—	—	—	—	120	(2)	—	—

Total	$446	$(3)	$1,259	$(73)	$1,308	$(29)	$2,187	$(245)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2010 and December 31, 2009:

(Millions)	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value to	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2010:
90%–100%	21	$446	$(3)	141	$1,083	$(47)	162	$1,529	$(50)
Less than 90%	—	—	—	18	176	(26)	18	176	(26)

Total as of September 30, 2010	21	$446	$(3)	159	$1,259	$(73)	180	$1,705	$(76)

2009:
90%–100%	155	$1,289	$(25)	225	$1,411	$(87)	380	$2,700	$(112)
Less than 90%	2	19	(4)	78	776	(158)	80	795	(162)

Total as of December 31, 2009	157	$1,308	$(29)	303	$2,187	$(245)	460	$3,495	$(274)

The gross unrealized losses on state and municipal securities and all other debt securities can be attributed to a number of reasons such as higher credit spreads generally for state and municipal securities, higher credit spreads for specific issuers, changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.
In assessing default risk on these investment securities, excluding the Company’s retained subordinated securities, the Company has qualitatively considered the key factors identified above and determined that it expects to collect all of the contractual cash flows due on the investment securities. In assessing default risk on the retained subordinated securities in 2009, the Company analyzed the projected cash flows of the Lending Trust and determined that it expected to collect all of the contractual cash flows due on the investment securities.
Overall, for the investment securities in gross unrealized loss positions identified above (a) the Company does not intend to sell the investment securities, (b) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses and (c) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairments during the periods presented.
Supplemental Information
Gross realized gains and losses on the sales of investment securities, included in other non-interest revenues, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Gains(a)	$—	$2	$1	$225
Losses	—	—	(6)	—

Total	$—	$2	$(5)	$225

(a)	2009 gains primarily represent the gain from the sale of 50 percent of the Company’s investment in ICBC.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual maturities of investment securities, excluding equity securities and other securities, as of September 30, 2010, were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$6,931	$6,945
Due after 1 year but within 5 years	3,306	3,341
Due after 5 years but within 10 years	342	357
Due after 10 years	5,976	6,011

Total	$16,555	$16,654

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
TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $1.4 billion of subordinated securities issued by the Lending Trust as of September 30, 2010. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
significant. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS was determined to be the primary beneficiary of both the Charge Trust and the Lending Trust.
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
There was approximately $1.0 billion and $1.8 billion of restricted cash held by the Charge Trust as of September 30, 2010 and December 31, 2009, respectively, and approximately $0.4 billion of restricted cash held by the Lending Trust as of September 30, 2010, included in other assets on the Company’s Consolidated Balance Sheets. Also, as of December 31, 2009, other receivables on the Company’s Consolidated Balance Sheet included $1.9 billion of restricted cash held in the Lending Trust. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses, and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lending Trust Long-term Debt
As previously discussed, consolidation of the Lending Trust on January 1, 2010 resulted in an increase to long-term debt on the Company’s Consolidated Balance Sheet. The Lending Trust’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of September 30, 2010 was as follows:

			Quarter-End
	Maturity	Outstanding	Stated Rate
(Millions, except percentages)	Dates	Balance	on Debt(a)
Fixed Rate Senior Notes	2011	$438	5.35%
Fixed Rate Subordinated Notes	2011	62	5.61%
Floating Rate Senior Notes	2010-2018	17,933	0.87%
Floating Rate Subordinated Notes	2010-2018	1,358	0.65%

Total		$19,791	0.97%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of September 30, 2010. These rates may not be indicative of future interest rates.
Aggregate annual maturities on long-term debt obligations for the Lending Trust (based on final maturity dates) as of September 30, 2010 were as follows:

(Millions)	Amount
2010	$500
2011	5,330
2012	5,222
2013	2,904
2014	2,685
Thereafter	3,150

Total	$19,791

Charge Trust and Lending Trust Triggering Events
Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain events could result in establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of September 30, 2010, no triggering events have occurred resulting in funding of reserve accounts or early amortization.
The Company announced in the second quarter of 2009 that certain actions affecting outstanding series of securities issued by the Lending Trust were completed in order to adjust the credit enhancement structure of substantially all of the outstanding series of securities previously issued by the Lending Trust. One of these enhancements was the designation of a percentage of new principal receivables arising from accounts in the Lending Trust as “Discount Option Receivables” (as defined in the Lending Trust documentation). The designated percentage was reduced to zero percent in the current quarter given that the trust excess spread had exceeded pre-determined targets.
Securitization Income
As a result of the adoption of new GAAP effective January 1, 2010, the Company no longer recognizes securitization income, net. The components of securitization income, net for the cardmember loans and long-term debt, are now recorded in other commissions and fees, interest income and interest expense.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the activity related to securitized loans reported in securitization income, net, prior to adoption of the new accounting standards:

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2009	September 30, 2009
Excess spread, net(a)	$(67)	$(204)
Servicing fees	142	421
Losses on securitizations(b)	(4)	(7)

Securitization income, net	$71	$210

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

(b)
Excludes $119 million and $(252) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2009, reflected in the provisions for losses for the period. Excludes $201 million and $(393) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2009, reflected in the provisions for losses for the period.

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
8. Customer Deposits
As of September 30, 2010 and December 31, 2009, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2010	2009
U.S.:
Interest-bearing	$27,675	$25,579
Non-interest-bearing	12	13
Non-U.S.:
Interest-bearing	663	680
Non-interest-bearing	15	17

Total customer deposits	$28,365	$26,289

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The customer deposits were aggregated by deposit type offered by the Company as of September 30, 2010 and December 31, 2009 as follows:

(Millions)	2010	2009
U.S. retail deposits:
Cash sweep and savings accounts	$13,797	$10,498
Certificates of deposit	13,878	15,081
Other deposits	690	710

Total customer deposits	$28,365	$26,289

The scheduled maturities of all certificates of deposit as of September 30, 2010 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2010	$1,673	$326	$1,999
2011	5,524	72	5,596
2012	2,857	—	2,857
2013	2,273	—	2,273
2014	1,017	—	1,017
After 5 years	534	—	534

Total	$13,878	$398	$14,276

As of September 30, 2010 and December 31, 2009, the outstanding amounts of certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2010	2009
U.S.	$584	$196
Non-U.S.	308	293

Total	$892	$489

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Derivatives may give rise to counterparty credit risk. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk the Company has, in certain limited instances, entered into master netting agreements and credit support annexes (CSA). As of September 30, 2010 and December 31, 2009, no collateral had been received or posted under the CSAs.
As of September 30, 2010 and December 31, 2009, the counterparty credit risk associated with the Company’s derivatives was not significant. In relation to the Company’s credit risk, under the terms of its derivatives, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2010 and December 31, 2009:

	Other assets		Other liabilities
	Fair Value		Fair Value
(Millions)	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$1,228	$632	$—	$6
Cash flow hedges	2	1	20	44
Foreign exchange contracts
Net investment hedges	22	132	434	130

Total derivatives designated as hedging instruments	$1,252	$765	$454	$180

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$11	$8	$5
Foreign exchange contracts(a)	162	57	115	95
Equity-linked contract(b)	—	—	4	3

Total derivatives not designated as hedging instruments	162	68	127	103

Total derivatives(c)	$1,414	$833	$581	$283

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)
GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of September 30, 2010 and December 31, 2009, $8 million and $33 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

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
Fair Value Hedges
A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of September 30, 2010 and December 31, 2009, the Company hedged $17.1 billion and $15.1 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fixed-rate long-term debt described above:

For the three months ended September 30:

	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
(Millions)	Location	2010	2009	Location	2010	2009	2010	2009
Interest rate contracts	Other, net expenses	$189	$146	Other, net expenses	$(195)	$(153)	$(6)	$(7)

For the nine months ended September 30:

	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
(Millions)	Location	2010	2009	Location	2010	2009	2010	2009
Interest rate contracts	Other, net expenses	$602	$(279)	Other, net expenses	$(562)	$277	$40	$(2)

The Company also recognized a net reduction in interest expense on long-term debt and other of $129 and $116 million for the three months ended September 30, 2010 and 2009, respectively, primarily related to the net settlements (interest accruals) on the Company’s fair value hedges. For the nine months ended September 30, 2010 and 2009, the impact on interest expense was a net reduction of $391 and $333 million, respectively.
Cash Flow Hedges
A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of September 30, 2010 and December 31, 2009, the Company hedged $1.2 billion and $1.6 billion, respectively, of its floating debt using interest rate swaps.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $18 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.
Net Investment Hedges
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change.
The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements:

For the three months ended September 30:

			Gains (losses) recognized in income
	Gains (losses)			Amount reclassified
	recognized in			from AOCI into			Net hedge
	AOCI, net of tax			income			ineffectiveness
(Millions)	2010	2009	Location	2010	2009	Location	2010	2009
Cash flow hedges:(a)
Interest rate contracts	$(1)	$(3)	Interest expense	$(8)	$(20)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	$(218)	$(272)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the nine months ended September 30:

			Losses recognized in income
	Gains (losses)			Amount reclassified
	recognized in			from AOCI into			Net hedge
	AOCI, net of tax			income			ineffectiveness
(Millions)	2010	2009	Location	2010	2009	Location	2010	2009
Cash flow hedges:(a)
Interest rate contracts	$(3)	$(20)	Interest expense	$(29)	$(95)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	$117	$(643)	Other, net expenses	$—	$—	Other, net expenses	$—	$—

(a)	During the nine months ended September 30, 2010 and 2009, there were no forecasted transactions that were considered no longer probable to occur.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

For the three months ended September 30:

	Gains (losses) recognized in income
		Amount
(Millions)	Location	2010	2009
Interest rate contracts	Other, net expenses	$3	$(1)
Foreign exchange contracts(a)	Interest and dividends on investment securities	1	1
	Interest expense on short-term borrowings	2	2
	Interest expense on long-term debt and other	24	2
	Other, net expenses	101	55
Equity-linked contract	Other non-interest revenues	1	—

Total		$132	$59

For the nine months ended September 30:

	Gains (losses) recognized in income
		Amount
(Millions)	Location	2010	2009
Interest rate contracts	Other, net expenses	$(11)	$16
Foreign exchange contracts(a)	Other non-interest revenues	—	(1)
	Interest and dividends on investment securities	2	4
	Interest expense on short-term borrowings	6	3
	Interest expense on long-term debt and other	66	13
	Other, net expenses	49	91

Total		$112	$126

(a)
For the three and nine months ended September 30, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other, net expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business which are within the scope of GAAP governing the accounting for guarantees.
To date the Company has not experienced any significant losses related to guarantees in relation to its maximum amount of undiscounted future payments. The Company’s initial recognition of guarantees is at fair value, which has been determined in accordance with GAAP governing fair value measurement. In addition, the Company recognizes a liability when a loss from an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
The following table provides information related to such guarantees as of September 30, 2010 and December 31, 2009:

	Maximum amount of		Amount of related
	undiscounted future payments(a)		liability(b)
	(Billions)		(Millions)
Type of Guarantee	2010	2009	2010	2009
Card and travel operations(c)	$68	$66	$113	$112
Other(d)	1	1	101	74

Total	$69	$67	$214	$186

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
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Net income	$1,093	$640	$2,995	$1,414
Other comprehensive income gains (losses):
Net unrealized securities gains	104	554	113	1,286
Net unrealized derivative gains	4	11	16	42
Foreign currency translation adjustments	307	(220)	242	(311)
Net unrealized pension and other postretirement benefit costs	4	4	39	33

Total	$1,512	$989	$3,405	$2,464

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
The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $691 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $691 million of unrecognized tax benefits, approximately $305 million are temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials. With respect to the remaining $386 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income over the next 12 months, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).
The following table summarizes the Company’s effective tax rate:

	Three Months Ended	Nine Months Ended	Full Year
	September 30, 2010	September 30, 2010	2009
Effective tax rate(a)	33%	33%	25%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The following table presents computations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2010	2009	2010	2009
Numerator:
Basic and diluted:
Income from continuing operations	$1,093	$642	$2,995	$1,427
Preferred shares dividends, accretion, and recognition of remaining unaccreted dividends(a)	—	—	—	(306)
Earnings allocated to participating share awards and other items	(13)	(8)	(38)	(13)
Loss from discontinued operations, net of tax	—	(2)	—	(13)

Net income attributable to common shareholders	$1,080	$632	$2,957	$1,095

Denominator:
Basic: weighted-average common stock	1,193	1,178	1,189	1,164
Add: weighted-average stock options and warrants(b)	6	3	6	2

Diluted	1,199	1,181	1,195	1,166

Basic EPS:
Income from continuing operations attributable to common shareholders	$0.91	$0.54	$2.49	$0.95
Loss from discontinued operations	—	—	—	(0.01)

Net income attributable to common shareholders	$0.91	$0.54	$2.49	$0.94

Diluted EPS:
Income from continuing operations attributable to common shareholders	$0.90	$0.54	$2.47	$0.95
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income attributable to common shareholders	$0.90	$0.53	$2.47	$0.94

(a)
Includes the accelerated preferred dividend accretion of $212 million for the nine months ended September 30, 2009, due to the repurchase of 3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP) on June 17, 2009.

(b)
For the three and nine months ended September 30, 2010, the dilutive effect of unexercised stock options excluded 36 million and 37 million options, respectively. For the three and nine months ended September 30, 2009, the dilutive effect of unexercised stock options excluded 71 million and 79 million options, respectively, and 24 million warrants for the nine months ended September 30, 2009. Such amounts for all periods were excluded from the computation of EPS because inclusion of the options and warrants would have been anti-dilutive.

Subordinated debentures of $750 million issued by the Company in 2006 would affect the EPS computation only in the unlikely event the Company fails to achieve specified performance measures related to the Company’s tangible common equity and consolidated net income. In that circumstance the Company would reflect the additional common shares in the EPS computation.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Details of Certain Consolidated Statements of Income Lines
The following is a detail of other commissions and fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Foreign currency conversion revenue	$221	$184	$614	$492
Delinquency fees	151	118	463	420
Service fees	85	84	247	244
Other	58	62	188	184

Total other commissions and fees	$515	$448	$1,512	$1,340

The following is a detail of other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Royalties from Global Network Services	$78	$59	$218	$156
Insurance premium revenue	61	73	198	225
Gain (Loss) on investment securities	—	2	(5)	225
Other	363	315	1,002	963

Total other revenues	$502	$449	$1,413	$1,569

The following is a detail of marketing, promotion, rewards and cardmember services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Marketing and promotion	$847	$504	$2,244	$1,201
Cardmember rewards	1,269	983	3,685	2,858
Cardmember services	135	132	406	374

Total marketing, promotion, rewards and cardmember services	$2,251	$1,619	$6,335	$4,433

The following is a detail of other, net expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Occupancy and equipment	$371	$374	$1,134	$1,124
Communications	92	105	284	315
Other non-income taxes	77	99	172	173
Foreign exchange (gain) loss(a)	31	(160)	(8)	(152)
MasterCard and Visa settlements	(213)	(213)	(639)	(639)
Other(b)	356	260	870	758

Total other, net expense	$714	$465	$1,813	$1,579

(a)
The three and nine months ended September 30, 2009 include (i) a $135 million benefit representing the correction of an error related to the accounting for cumulative translation adjustments associated with a net investment in foreign subsidiaries and (ii) a $45 million benefit resulting from the change in fair value of certain forward exchange contracts.

(b)
The nine months ended September 30, 2009 include (i) a $59 million benefit representing the correction of an error related to prior periods from the completion of certain account reconciliations and (ii) lower travel and entertainment and other expenses due to the Company’s reengineering activities.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Contingencies
The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), information gathering requests, subpoenas, inquiries and investigations (collectively “governmental examinations”). As of September 30, 2010, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally. The Company describes certain of its more significant legal proceedings and governmental examinations under “Part II. Other Information — Item 1. Legal Proceedings” on pages [82 — 85] of this Form 10-Q.
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
16. Reportable Operating Segments
The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS). Corporate functions and auxiliary businesses, including the Company’s publishing business, the Global Prepaid business, the Enterprise Growth Group, as well as other company operations are included in Corporate & Other.
Beginning in the first quarter of 2010, the Company made changes to the manner in which it allocates equity capital as well as funding and the related interest expense charged to its reportable operating segments. The changes reflect the inclusion of additional factors in its allocation methodologies that the

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents certain operating segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Non-interest revenues:
USCS	$2,540	$2,333	$7,391	$6,938
ICS	932	878	2,679	2,503
GCS	1,200	1,017	3,407	3,038
GNMS	1,066	937	3,036	2,616
Corporate & Other, including adjustments and eliminations(a)	111	97	305	525

Total	$5,849	$5,262	$16,818	$15,620

Interest income:
USCS	$1,334	$776	$4,060	$2,462
ICS	342	384	1,047	1,125
GCS	2	1	5	4
GNMS	1	—	3	—
Corporate & Other, including adjustments and eliminations(a)	115	136	382	468

Total	$1,794	$1,297	$5,497	$4,059

Interest expense:
USCS	$210	$127	$604	$435
ICS	105	105	310	314
GCS	58	43	162	131
GNMS	(51)	(39)	(144)	(133)
Corporate & Other, including adjustments and eliminations(a)	288	307	886	898

Total	$610	$543	$1,818	$1,645

Total revenues, net of interest expense:
USCS	$3,664	$2,982	$10,847	$8,965
ICS	1,169	1,157	3,416	3,314
GCS	1,144	975	3,250	2,911
GNMS	1,118	976	3,183	2,749
Corporate & Other, including adjustments and eliminations(a)	(62)	(74)	(199)	95

Total	$7,033	$6,016	$20,497	$18,034

Income (Loss) from continuing operations:
USCS	$595	$158	$1,545	$(2)
ICS	153	133	464	263
GCS	159	102	368	250
GNMS	259	248	795	737
Corporate & Other, including adjustments and eliminations(a)	(73)	1	(177)	179

Total	$1,093	$642	$2,995	$1,427

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

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
As previously disclosed, the Company has created an Enterprise Growth Group to focus on generating alternative sources of revenue. Under its new Group President, the Enterprise Growth Group has recently been organized into four units: an online and mobile payments unit; a global payments business focusing on developing payment forms outside the Company’s traditional charge and credit card products; a unit focusing on emerging payments in India, China and certain other Asian countries; and a fee-based services unit. The Enterprise Growth Group will seek to expand revenues both through organic growth that leverages existing assets and through increased acquisition activity.

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
The Company is retaining its on average and over time revenue and earnings growth targets. However, evolving market, regulatory and debt investor expectations will likely cause the Company, as well as other financial institutions, to maintain in future years a higher level of capital than they have historically maintained. These higher capital requirements would in turn lead, all other things being equal, to lower future ROE than the Company has historically targeted. In addition, the Company recognizes it may need to maintain higher capital levels to support acquisitions that can augment its business growth. In combination, these factors have led the Company to revise its on average and over time ROE financial target to 25 percent or more.
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
Current Economic Environment/Outlook
The Company’s results for the third quarter of 2010 continued to reflect an improved economic environment. Year-over-year cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses. Spending growth as compared to last year continued into the fourth quarter of 2010 through October at levels similar to those in the third quarter despite the more difficult year-over-year comparison in October.
The Company continues to see a sharp divergence between the positive growth rates in customer spending on credit cards and lower borrowing levels, due in part to changing consumer behavior and the Company’s strategic (i.e. additional focus on charge and co-brand products) and risk-related actions. While the offsetting influences of stronger billings growth and lower loan balances challenge overall revenue growth, improving credit trends have provided an ability to invest in the business at significant levels and also generate strong earnings. Some of these investments are focused on near-term metrics, while others are allocated toward initiatives focused on the medium to long-term success of the Company. These investments are reflected not only in marketing, promotion and rewards expenses but also in other operating expenses, mainly salaries and benefits, professional services and other, net expenses.
The improving credit trends contributed to the reduction in the third quarter of approximately $620 million in loss reserves, although reserve coverage ratios remain strong. It is expected that the year-over-year benefits from improving credit trends will decrease over the course of the year. While the Company is currently investing at historically high levels, the challenges described below have the Company approaching future investment and expense commitments with caution.
Net interest yield for the third quarter decreased year-over-year. The lower yield reflects higher payment rates and lower revolving levels, and the implementation of elements of the recently passed Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. The Company expects to attain a net interest yield in the US Consumer business closer to historic levels of approximately 9 percent1 by year-end 2010, but this remains subject to uncertainties such as cardmember behavior and the requirement under the CARD Act to periodically reevaluate APR increases.
Despite the improved economic environment, challenges clearly remain for the Company, both in the United States and in many other key markets. These challenges include weak job creation, volatile consumer confidence, uncertain consumer behavior, and the regulatory and legislative environment, including the uncertain impact of the CARD Act, of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and of the proceeding against the Company recently brought by the Department of Justice (DOJ) and certain state attorneys general alleging a violation of the U.S. antitrust laws. Refer to “Certain Legislative, Regulatory and Other Developments”, “Other Information — Legal Proceedings” and “Risk Factors” below.
Reengineering Initiatives
In the fourth quarter of 2008 and the second quarter of 2009 the Company undertook major reengineering initiatives that together were expected to produce cost benefits of approximately $2.6 billion in 2009 versus the previously anticipated spending levels. These initiatives included reducing staffing levels and compensation expenses (expected benefit of $875 million in 2009), reducing certain operating costs (expected benefit of $250 million in 2009) and scaling back investment spending (expected benefit of $1.5 billion in 2009). The Company recorded restructuring charges of $404 million ($262 million after-tax) in the fourth quarter of 2008 and $182 million ($118 million after-tax) in the second quarter of 2009, respectively, primarily associated with severance and other costs related to the expected elimination of a significant number of positions.
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

This has reduced the expected carryover into 2010 of the reengineering benefits previously discussed in 2009 related to investment spending and position eliminations.
In the third quarter of 2010, income from continuing operations reflects $2 million ($1 million after-tax) of net reengineering cost.
Discontinued Operations
For the three and nine months ended September 30, 2009, the operating results, assets and liabilities, and cash flows of American Express International Deposit Company (AEIDC), which was sold to Standard Chartered in the third quarter of 2009, have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions on the Company’s Consolidated Financial Statements.

American Express Company
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Card billed business:(a)
United States	$120.5	$106.5	$348.2	$308.7
Outside the United States	58.8	50.1	167.4	138.5

Total	$179.3	$156.6	$515.6	$447.2

Total cards-in-force (millions)(b)
United States	$48.1	$49.4	$48.1	$49.4
Outside the United States	40.9	39.0	40.9	39.0

Total	$89.0	$88.4	$89.0	$88.4

Basic cards-in-force (millions)(b)
United States	$37.2	$38.6	$37.2	$38.6
Outside the United States	36.2	34.3	36.2	34.3

Total	$73.4	$72.9	$73.4	$72.9

Average discount rate(c)	2.56%	2.54%	2.56%	2.55%
Average basic cardmember spending (dollars)(d)	$3,330	$2,898	$9,628	$8,029
Average fee per card (dollars)(d)	$38	$37	$37	$37
Average fee per card adjusted (dollars)(d)	$41	$41	$41	$41

(a)
Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in Global Network Services, from which the Company earns no revenue, is not included in non-proprietary billed business. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.

(b)
Total cards-in-force represents the number of cards that are issued and outstanding. Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee cardmembers. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail co-brand cardmember accounts that have no out-of-store spend activity during the prior 12-month period.

(c)
This calculation is designed to reflect pricing at merchants accepting general purpose American Express cards. It represents the percentage of billed business (both proprietary and Global Network Services) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.

(d)
Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $58 million and $47 million for the three months ended September 30, 2010 and 2009, respectively, and $157 million and $132 million for the nine months ended September 30, 2010 and 2009, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $49 million and $57 million for the three months ended September 30, 2010 and 2009, respectively, and $156 million and $189 million for the nine months ended September 30, 2010 and 2009, respectively. The Company presents adjusted average fee per card because management believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company
Selected Statistical Information
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Worldwide cardmember receivables:
Total receivables	$35.1	$32.1	$35.1	$32.1
Loss reserves (millions):
Beginning balance	$440	$714	$546	$810
Provisions for losses on authorized transactions(a)	53	118	292	657
Net write-offs(b)	(116)	(265)	(481)	(937)
Other	(13)	32	7	69

Ending balance	$364	$599	$364	$599

% of receivables	1.0%	1.9%	1.0%	1.9%
Net write-off rate — USCS	1.6%	3.2%	1.7%	4.4%
30 days past due loans as a % of total — USCS	1.7%	2.2%	1.7%	2.2%
Net loss ratio (as a % of charge volume) — ICS/GCS(b) (c)	0.09%	0.28%	0.18%	N/A
90 days past billing as a % of total — ICS/GCS(b)	0.8%	1.9%	0.8%	1.9%
Worldwide cardmember loans (GAAP basis portfolio):(d)
Total loans	$57.2	$31.5	$57.2	$31.5
30 days past due as a % of total	2.5%	4.0%	2.5%	4.0%
Loss reserves (millions):
Beginning balance	$4,866	$3,219	$3,268	$2,570
Adoption of new GAAP consolidation standard(e)	N/A	N/A	2,531	N/A
Provisions for losses on authorized transactions	239	973	1,429	3,665
Net write-offs — principal	(728)	(731)	(2,630)	(2,360)
Net write-offs — interest and fees	(81)	(90)	(287)	(376)
Other	22	(12)	7	(140)

Ending balance	$4,318	$3,359	$4,318	$3,359

Ending Reserves — principal	$4,210	$3,246	$4,210	$3,246
Ending Reserves — interest and fees	$108	$113	$108	$113
% of loans	7.5%	10.7%	7.5%	10.7%
% of past due	302%	264%	302%	264%
Average loans	$57.4	$32.3	$58.2	$35.7
Net write-off rate	5.1%	9.1%	6.0%	8.8%
Net interest income divided by average loans(f)(g)	8.2%	9.3%	8.5%	9.0%
Net interest yield on cardmember loans(f)	9.5%	10.2%	9.8%	10.2%

Worldwide cardmember loans (Managed basis portfolio):(h)
Total loans	$57.2	$60.7	$57.2	$60.7
30 days past due loans as a % of total	2.5%	4.0%	2.5%	4.0%
Net write-offs — principal (millions)	$728	$1,327	$2,630	$4,260
Average loans	$57.4	$61.8	$58.2	$64.6
Net write-off rate	5.1%	8.6%	6.0%	8.8%
Net interest yield on cardmember loans(f)	9.5%	10.2%	9.8%	10.5%

(a)
Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components. Adjustments to cardmember receivables resulting from unauthorized transactions have been reclassified from this line to “Other” for all periods presented.

(b)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in International Card Services and Global Commercial Services are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 included net write-offs of approximately $60 million for International Card Services and approximately $48 million for Global Commercial Services resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a substantial impact on provisions for losses.

(c)
Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude net write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been revised for this change as it was deemed immaterial.

(d)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 66 for a discussion of GAAP basis information.

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

(g)
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

(h)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 66 for a discussion of managed basis information.

American Express Company
Selected Statistical Information
(continued)
Calculation of net interest yield on cardmember loans(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages and where indicated)	2010	2009	2010	2009
Calculation based on 2010 and 2009 GAAP information:(b)
Net interest income	$1,184	$754	$3,679	$2,414
Average loans (billions)	$57.4	$32.3	$58.2	$35.7
Adjusted net interest income(c)	$1,381	$837	$4,258	$2,733
Adjusted average loans (billions)(d)	$57.4	$32.4	$58.1	$35.8
Net interest income divided by average loans(e)	8.2%	9.3%	8.5%	9.0%
Net interest yield on cardmember loans(f)	9.5%	10.2%	9.8%	10.2%

Calculation based on 2010 and 2009 managed information:(g)
Net interest income(h)	$1,184	$1,410	$3,679	$4,596
Average loans (billions)	$57.4	$61.8	$58.2	$64.6
Adjusted net interest income(c)	$1,381	$1,594	$4,258	$5,069
Adjusted average loans (billions)(d)	$57.4	$62.0	$58.1	$64.8
Net interest yield on cardmember loans(f)	9.5%	10.2%	9.8%	10.5%

(a)
Beginning in the first quarter of 2010, the Company changed the manner in which it allocates interest expense and capital to its reportable operating segments. The change reflects modifications in allocation methodology that management believes more accurately reflect the funding and capital characteristics of the Company’s segments. The change to interest allocation impacted the consolidated net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been revised for this change.

(b)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 66 for a discussion of GAAP basis information.

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

(g)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 66 for a discussion of managed basis information.

(h)
For periods ended on or prior to December 31, 2009, the information presented includes the adjustments to the GAAP “owned” basis presentation for such periods attributable to securitization activity for interest income and interest expense to arrive at the non-GAAP “managed” basis information, which adjustments are set forth under the U.S. Card Services managed basis presentation on page 67.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.
Consolidated Results of Operations for the Three Months Ended September 30, 2010 and 2009
The Company’s consolidated net income for the three months ended September 30, 2010 increased $453 million or 71 percent from the same period a year ago to $1.1 billion, and diluted EPS increased $0.37 or 70 percent to $0.90. On a trailing 12-month basis, ROE was 25.9 percent, up from 11.7 percent a year ago.
The Company’s total revenues net of interest expense and total expenses increased by approximately 17 percent and 28 percent, respectively, and provisions for losses decreased by approximately 68 percent for the three months ended September 30, 2010. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased by approximately 17 percent and 28 percent, respectively, and provisions for losses decreased by approximately 68 percent for the three months ended September 30, 20102.
Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense were $7.0 billion for the three months ended September 30, 2010, up $1.0 billion or 17 percent from $6.0 billion in the same period a year ago. The increase in total revenues net of interest expense partially reflects the new GAAP effective January 1, 2010, which caused the reporting of write-offs related to securitized loans to move from securitization income, net in the third quarter of 2009 to provisions for cardmember loan losses in the third quarter of 2010. In addition, total revenues net of interest expense reflects higher discount revenues, greater travel commissions and fees, increased other commissions and fees and higher other revenues, partially offset by lower net interest income on the combined securitized and non-securitized loan portfolio, and lower net card fees.
Discount revenue increased $445 million or 13 percent to $3.8 billion as a result of a 14 percent increase in billed business. The lesser revenue versus billed business growth reflects the relatively faster growth in billed business related to Global Network Services (GNS), where discount revenue is shared with card issuing partners, and higher contra-revenues, including cash-back rewards costs and corporate incentive payments. The average discount rate was 2.56 percent and 2.54 percent for the three months ended September 30, 2010 and 2009, respectively. As indicated in prior quarters, certain pricing initiatives, changes in the mix of business and volume-related pricing discounts and investments will likely result in some erosion of the average discount rate over time.
United States billed business and billed business outside the United States were up 13 percent and 17 percent, respectively, primarily due to increases in average spending per proprietary basic card. Billed business outside the United States was up 16 percent assuming no changes in foreign currency exchange rates.

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

The table below summarizes selected statistics for increases and decreases during the three months ended September 30, 2010 compared to the same period in prior year:

		Percentage Increase
		Assuming No
	Percentage	Changes in Foreign
	Increase/(Decrease)	Exchange Rates
Worldwide:(a)
Billed business	14%	14%
Proprietary billed business	13	13
GNS billed business(b)	24	22
Average spending per proprietary basic card	15	15
Basic cards-in-force	1
United States:(a)
Billed business	13
Average spending per proprietary basic card	14
Basic cards-in-force	(4)
Proprietary consumer card billed business(c)	12
Proprietary small business billed business(c)	12
Proprietary Corporate Services billed business(d)	18
Outside the United States:(a)
Billed business	17	16
Average spending per proprietary basic card	17	16
Basic cards-in-force	6
Proprietary consumer and small business billed business(e)	12	10
Proprietary Corporate Services billed business(d)	19	20

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.

(b)	Included in the Global Network & Merchant Services segment.

(c)	Included in the U.S. Card Services segment.

(d)	Included in the Global Commercial Services segment.

(e)	Included in the International Card Services segment.
Assuming no changes in foreign exchange rates, total billed business outside the United States increased 23 percent in Asia Pacific, 17 percent in Latin America, 12 percent in Canada, and 11 percent in Europe.
Total cards-in-force increased 1 percent worldwide as a 3 percent increase in GNS was partially offset by decreases of 1 percent in International Card Services (ICS) and Global Commercial Services (GCS), while cards-in-force was flat in United States Card Services (USCS). During the third quarter of 2010, the definition of non-proprietary cards-in-force was changed to exclude retail co-brand cardmember accounts in GNS that have no out-of-store spend activity during the prior 12-month period. This change caused a reduction to reported cards-in-force of 1.6 million. Also, during the third quarter of 2010, total cards-in-force decreased by 900,000 in the United States due to the change described above and increased by 1 million outside the United States.
Travel commissions and fees increased $104 million or 27 percent to $487 million, reflecting a 21 percent increase in worldwide travel sales, as well as a higher sales revenue rate.
Other commissions and fees increased $67 million or 15 percent to $515 million, driven primarily by the new GAAP effective January 1, 2010 where fees related to securitized receivables are now recognized as other commissions and fees starting in the first quarter of 2010. These fees were previously reported in securitization income, net. The increase also reflects greater foreign currency conversion revenues related to higher spending, partially offset by lower delinquency fees in the non-securitized cardmember loan portfolio.
Other revenues increased $53 million or 12 percent to $502 million, primarily reflecting higher GNS partner-related revenue and higher publishing revenue, partially offset by lower insurance premium revenue.
Interest income increased $497 million or 38 percent to $1.8 billion in 2010. Interest and fees on loans increased $616 million or 58 percent to $1.7 billion, driven by an increase in the average loan balance resulting from the consolidation of securitized receivables in accordance with the new GAAP effective January 1, 2010. Interest income related to securitized receivables was reported in securitization income, net in prior periods, but is now reported in interest and fees on loans. The increase related to the consolidation was partially offset by a lower yield on cardmember loans, reflecting higher payment rates and lower revolving levels, and the implementation of elements of the CARD Act, which were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Worldwide cardmember loan balances of $57.2 billion as of September 30, 2010 increased 74.4 percent from $32.8 billion as of December 31, 2009, due to the adoption of the new GAAP effective January 1, 2010. On a comparable managed basis, including securitized loans in both periods, cardmember loan balances of $57.2 billion declined 7.4 percent from $61.8 billion as of December 31, 2009, reflecting higher cardmember payment rates and the growth of products with lower revolving balances, partially offset by higher cardmember spending levels during the first half of 2010. For further discussion of the managed basis presentation, refer to the “Cardmember Loan Portfolio Presentation” below.
Interest and dividends on investment securities decreased $126 million or 55 percent to $103 million, primarily reflecting the elimination of interest on retained securities driven by the new GAAP effective January 1, 2010 and decreased short-term investment levels. Interest on deposits with banks and others increased $7 million or 78 percent to $16 million, primarily due to higher average deposit balances versus the prior year, partially offset by lower interest yields.
Interest expense increased $67 million or 12 percent to $610 million in 2010. Interest on deposits increased $32 million or 29 percent to $141 million, as an increase in balances was partially offset by a lower cost of funds. Interest on short-term borrowings decreased $2 million to nil, reflecting low short-term debt levels similar to the prior year and a lower cost of funds. Interest on long-term debt and other increased $37 million or 9 percent to $469 million, reflecting the consolidation of long-term debt associated with securitized loans previously held off-balance sheet in accordance with the new GAAP effective January 1, 2010. Interest expense related to this debt was reported in securitization income, net in prior periods, but is now reported in long-term debt and other interest expense. Excluding this impact, long-term debt and other interest expense would have declined due to lower average debt outstanding unrelated to securitized loans.
Provisions for Losses
Consolidated provisions for losses decreased $805 million or 68 percent to $373 million compared to the prior year. Provisions for losses declined despite the new GAAP effective January 1, 2010, which caused write-offs related to securitized loans to be reported in the provisions for losses line in the third quarter of 2010 as opposed to securitization income, net in the third quarter of 2009. The provision decrease reflects the benefit of improving year-over-year credit metrics in both the cardmember loan and charge card portfolios.
Charge card provisions decreased $54 million or 38 percent to $89 million, driven by improving credit performance.
Cardmember loans provisions decreased $727 million or 74 percent to $262 million, primarily reflecting a lower USCS cardmember reserve level requirement during the last quarter, due to improving credit performance, partially offset by an increase related to the inclusion of the third quarter 2010 expense for written-off securitized loans, which in the prior year was reported in securitization income, net. Refer to the “Cardmember Loan Portfolio Presentation” discussion below.
Other provisions for losses decreased $24 million or 52 percent to $22 million, primarily reflecting lower merchant-related reserves.
Expenses
Consolidated expenses were $5.0 billion, up $1.1 billion or 28 percent from $3.9 billion for the same period in 2009. The total expense increase reflected greater marketing and promotion expenses, increased cardmember rewards expenses, higher other, net expenses, greater professional services expenses, higher salaries and employee benefits expenses and increased cardmember services expenses, partially offset by lower occupancy and equipment expense and lower communication expenses. The third quarter of 2009 includes the $180 million net benefit from investments in consolidated foreign subsidiaries reported in other, net expenses.
Marketing and promotion expense increased $343 million or 68 percent to $847 million, reflecting the increased investment spending resulting from better credit and business trends in the third quarter of 2010.
Cardmember rewards expense increased $286 million or 29 percent to $1.3 billion, primarily due to greater rewards-related spending volumes, higher co-brand expense and the benefit in the third quarter of 2009 of a revised, more restrictive, redemption policy for accounts 30 days past due.
Salaries and employee benefits expense increased $93 million or 7 percent to $1.4 billion, reflecting merit increases, higher benefit-related costs and higher incentive compensation expenses coupled with a flat employee base.
Professional services expense increased $126 million or 22 percent to $701 million, in part reflecting higher technology-related expenses.
Other, net expense increased significantly, primarily reflecting the $180 million benefit recorded in the third quarter of 2009 related to a net investment in consolidated foreign subsidiaries. Excluding that benefit, other, net expense, increased still substantially reflecting higher travel and entertainment costs, investments in new business initiatives, higher printing and stationary costs and a contribution to the American Express Foundation.
Income Taxes
The effective tax rate was 33 percent and 30 percent for the three months ended September 30, 2010 and 2009, respectively. Each of the periods reflects the level of pretax income in relation to recurring permanent tax benefits.
Consolidated Results of Operations for the Nine Months Ended September 30, 2010 and 2009
The Company’s consolidated net income for the nine months ended September 30, 2010 increased $1.6 billion compared to the same period a year ago to $3.0 billion, and diluted EPS increased significantly to $2.47 from $0.94. On a trailing 12-month basis, ROE was 25.9 percent, up from 11.7 percent a year ago.
The Company’s total revenues net of interest expense and total expenses increased by approximately 14 percent and 21 percent, respectively, and provisions for losses decreased by approximately 57 percent for the nine months ended September 30, 2010. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased by approximately 12 percent and 19 percent, respectively, and provisions for losses decreased by approximately 58 percent in the nine months ended September 30, 20103.
Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense were $20.5 billion, up $2.5 billion or 14 percent from the same period a year ago. Total revenues net of interest expense increased due primarily to higher discount revenues and higher net interest income on the combined securitized and non-securitized loan portfolio, partially offset by lower net card fees.
Discount revenue increased $1.3 billion or 13 percent to $11.0 billion as a result of a 15 percent increase in billed business, partially offset by amounts shared with card issuing partners. The average discount rate was 2.56 percent and 2.55 percent for the nine months ended September 30, 2010 and 2009, respectively.
United States billed business and billed business outside the United States were up 13 percent and 21 percent, respectively, primarily due to increases in average spending per proprietary basic card. Billed business outside the United States was up 15 percent assuming no changes in foreign currency exchange rates.
The table below summarizes selected statistics for increases and decreases during the nine months ended September 30, 2010 compared to the same period in prior year:

		Percentage Increase
		Assuming No
	Percentage	Changes in Foreign
	Increase/(Decrease)	Exchange Rates
Worldwide:(a)
Billed business	15%	14%
Proprietary billed business	14	12
GNS billed business(b)	29	23
Average spending per proprietary basic card	20	19
Basic cards-in-force	1
United States:(a)
Billed business	13
Average spending per proprietary basic card	19
Basic cards-in-force	(4)
Proprietary consumer card billed business(c)	12
Proprietary small business billed business(c)	10
Proprietary Corporate Services billed business(d)	20
Outside the United States:(a)
Billed business	21	15
Average spending per proprietary basic card	22	17
Basic cards-in-force	6
Proprietary consumer and small business billed business(e)	14	8
Proprietary Corporate Services billed business(d)	23	19

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.

(b)	Included in the Global Network & Merchant Services segment.

(c)	Included in the U.S. Card Services segment.

(d)	Included in the Global Commercial Services segment.

(e)	Included in the International Card Services segment.

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

Assuming no changes in foreign exchange rates, total billed business outside the United States increased 22 percent in Asia Pacific, 18 percent in Latin America, 11 percent in Europe and 8 percent in Canada.
Total cards-in-force increased 1 percent worldwide as a 3 percent increase in GNS was partially offset by decreases of 1 percent in ICS and GCS, while cards-in-force was flat in USCS. During the third quarter of 2010, the definition of non-proprietary cards-in-force was changed to exclude retail co-brand cardmember accounts in GNS that have no out-of-store spend activity during the prior 12-month period. This change caused a reduction to reported cards-in-force of 1.6 million. Also, for the nine months ended in 2010, total cards-in-force decreased by 800,000 in the United States due to the change described above and increased by 1.9 million outside the United States.
Travel commissions and fees increased $152 million or 13 percent to $1.3 billion, reflecting a 22 percent increase in worldwide travel sales, partially offset by lower travel sales revenue rates.
Other commissions and fees increased $172 million or 13 percent to $1.5 billion, primarily driven by the new GAAP effective January 1, 2010 where fees related to securitized receivables are now recognized as other commissions and fees starting in the first quarter of 2010. These fees were previously reported in securitization income, net. The increase also reflects foreign currency conversion revenues related to higher spending, partially offset by lower delinquency fees in the non-securitized cardmember loan portfolio.
Other revenues decreased $156 million or 10 percent to $1.4 billion, primarily related to a second quarter of 2009 gain of $211 million on the sale of 50 percent of the Company’s investment in Industrial and Commercial Bank of China (ICBC) and migration of the Corporate Payment Services (CPS) portfolio to the American Express network during the first quarter of 2009 and lower insurance premium revenue, partially offset by higher GNS partner-related revenue.
Interest income increased $1.4 billion or 35 percent to $5.5 billion in 2010. Interest and fees on loans increased $1.7 billion or 49 percent to $5.1 billion, driven by the new GAAP effective January 1, 2010. Interest income related to securitized receivables was reported in securitization income, net in prior periods, but is now reported in interest and fees on loans. The increase related to the consolidation was partially offset by a lower yield on cardmember loans, reflecting higher payment rates and lower revolving levels, and the implementation of elements of the CARD Act, which were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Worldwide cardmember loan balances of $57.2 billion as of September 30, 2010 increased 74.4 percent from $32.8 billion as of December 31, 2009, due to the adoption of the new GAAP effective January 1, 2010. On a comparable managed basis, including securitized loans in both periods, cardmember loan balances of $57.2 billion declined 7.4 percent from $61.8 billion as of December 31, 2009, reflecting higher cardmember payment rates and the growth of products with lower revolving balances, partially offset by higher cardmember spending levels during the first half of 2010. For further discussion of the managed basis presentation, refer to Cardmember Loan Portfolio Presentation below.
Interest and dividends on investment securities decreased $234 million or 40 percent to $345 million, primarily due to the elimination of interest on retained securities as a result of new GAAP effective January 1, 2010 and lower average investment securities, partially offset by higher effective investment yields. Interest on deposits with banks and others decreased $3 million or 6 percent to $45 million, driven by lower other interest income, substantially offset by higher deposit income due to an increase in average interest-bearing deposits.
Interest expense increased $173 million or 11 percent to $1.8 billion in 2010. Interest on deposits increased $107 million or 36 percent to $406 million, due to higher average customer deposits, partially offset by lower effective cost of funds. Interest on short-term borrowings decreased $34 million or 94 percent to $2 million, driven by both lower effective cost of funds and average borrowings. Interest on long-term debt and other increased $100 million or 8 percent to $1.4 billion, primarily reflecting the consolidation of long-term debt associated with securitized loans previously held off-balance sheet in accordance with new GAAP effective January 1, 2010. Interest expense related to this debt was reported in securitization income, net in prior periods, but is now reported in long-term debt and other interest expense in 2010. The increase was partially offset by lower average long-term debt.
Provisions for Losses
Consolidated provisions for losses decreased $2.6 billion or 57 percent over last year to $2.0 billion, due to the benefit of improving credit performance in both the loan and charge card portfolios.
Charge card provisions decreased $304 million or 42 percent to $412 million, driven by lower reserve requirements due to improved credit performance, partially offset by an increase in average charge card receivables.
Cardmember loans provisions decreased $2.2 billion or 60 percent to $1.5 billion, primarily reflecting lower reserve requirements due to improved credit performance.
Other provisions for losses decreased $77 million or 54 percent to $66 million, reflecting lower merchant-related reserves.
Expenses
Consolidated expenses were $14.0 billion, up $2.5 billion or 21 percent from $11.6 billion for the same period in 2009. The increase was a result of increased marketing and promotion expense, cardmember rewards expense, higher professional services expense and other, net expense.
Marketing and promotion expense increased $1.0 billion or 87 percent to $2.2 billion, reflecting higher levels of investments in the business as the credit and business environment improves.
Cardmember rewards expense increased $827 million or 29 percent to $3.7 billion, driven by higher volume-related rewards costs, co-brand expenses and 2009 benefits due to the change in United States Membership Rewards program.
Cardmember services expense increased $32 million or 9 percent to $406 million, primarily due to higher other cardmember services.
Professional services expense increased $205 million or 12 percent to $1.9 billion, primarily driven by higher technology-related expenses, partially offset by lower collection costs.
Other, net expense increased $255 million, primarily reflecting the $180 million benefit recorded in the third quarter of 2009 related to a net investment in a foreign subsidiary and higher expenses on travel and entertainment.
Income Taxes
The effective tax rate was 33 percent and 24 percent for the nine months ended September 30, 2010 and 2009, respectively. Each of the periods reflects the level of pretax income in relation to recurring permanent tax benefits. The tax rate for the nine months ended September 30, 2010 also includes the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.

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
The level and composition of the Company’s equity capital are determined in large part by the Company’s internal assessment of its business activities, as well as rating agency and regulatory capital requirements. They are also influenced by subsidiary capital requirements, including that of American Express Centurion Bank and American Express Bank, FSB, which have their own separate capital requirements, as well as the business environment, and by conditions in the debt capital markets. The Company, as a bank holding company, is subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items.
The recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as a series of international capital and liquidity standards proposed by the Basel Committee on Banking Supervision (commonly referred to as Basel III), will in the future change these current quantitative measures. In general, these changes will involve, for the United States banking industry as a whole, a reduction in the amount of eligible capital that banks are deemed to hold and an increase in the amount of capital that their assets, liabilities and certain off-balance sheet items require. The Company currently reports its capital ratios under the measurement standards commonly referred to as Basel I. Thus, these changes will generally serve to reduce reported capital ratios compared to current capital guidelines. The specific guidelines supporting the new legislation have not been finalized but are generally expected to be issued within the next 18 months. In addition to these measurement changes, international and United States banking regulators could increase the ratio levels at which banks would be deemed to be “well-capitalized.”
The Financial Accounting Standards Board (FASB) amended the accounting for off-balance sheet securitization activities beginning January 1, 2010, which resulted in the Company consolidating the assets (primarily cardmember loans) and liabilities (primarily debt certificates) of the Lending Trust. Both the cardmember loans, net of the impact for any expected credit losses, and the debt are consolidated by American Express Travel Related Services (TRS), a wholly-owned subsidiary of the Company. Refer to Note 7 to the Consolidated Financial Statements for further discussion of the impact of the consolidation of the Lending Trust.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant banking subsidiaries, as well as additional ratios widely utilized in the market place, as of September 30, 2010:

	Current
	Well-Capitalized
	Ratio	Actual
Risk-Based Capital Ratios
Tier 1	6.0%
American Express Company		11.7%
Centurion Bank		18.6%
FSB		16.6%
Total	10.0%
American Express Company		13.9%
Centurion Bank		19.8%
FSB		19.1%
Tier 1 Leverage Ratio	5.0%
American Express Company		9.2%
Centurion Bank		17.8%
FSB		15.8%
Tier 1 Common Risk-Based Capital Ratio
American Express Company		11.7%
Common Equity to Risk-Weighted Assets Ratio
American Express Company		14.6%
Tangible Common Equity to Risk-Weighted Assets Ratio
American Express Company		11.5%

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, all of which are calculated as per standard regulatory guidance:
Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of September 30, 2010, were $109.1 billion.
Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit costs, all net of tax. Tier 1 capital as of September 30, 2010, was $12.8 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.
Total Risk-Based Capital Ratio — The Total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve Board for treatment as Tier 2 capital. Tier 2 capital as of September 30, 2010, was $2.3 billion.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average consolidation assets for the third quarter of 2010 were $139.0 billion.
The following provides definitions of non-regulatory capital ratios, which however are widely used in the industry in which the Company operates, although they may be calculated differently by different companies.
Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common capital divided by risk weighted assets. As of September 30, 2010, the Tier 1 common capital was $12.8 billion, and is calculated as Tier 1 capital less (a) certain noncontrolling interests (applicable but immaterial for the Company), (b) qualifying perpetual preferred stock and (c) trust preferred securities. Items (b) and (c) are not applicable for the Company.
Common Equity and Tangible Common Equity to Risk Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $15.9 billion as of September 30, 2010, and tangible common equity equals common equity, less goodwill and other intangibles of $3.3 billion. Management believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.
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
On a cumulative basis, since 1994 the Company has distributed 64 percent of capital generated through share repurchases and dividends. No shares have been repurchased over the past ten quarters, as share repurchases were suspended during the first quarter of 2008 in light of the challenging global economic environment. The Company has commenced its share repurchase program in the fourth quarter of 2010 to the extent of shares issued under employee programs.
During the three months ended September 30, 2010, the Company returned $217 million in dividends to shareholders, which represents approximately 17 percent of total capital generated. During the nine months ended September 30, 2010, the Company returned $650 million in dividends to shareholders, which represents approximately 19 percent of the total capital generated.

Funding
The Company has in place a Funding Policy covering American Express Company and all its subsidiaries. The principal funding objective is to maintain broad and well-diversified funding sources to allow the Company to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, reduces reliance on any one type of debt, maturity, or investor. The mix of the Company’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. The Company’s funding strategy and activities are integrated into its asset-liability management activities.
The Company meets its funding needs through a variety of sources, including debt instruments such as senior unsecured debentures, asset securitizations and commercial paper, as well as retail deposits placed with the Company’s U.S. banks, and long-term committed bank borrowing facilities in certain non-U.S. markets.
During the third quarter of 2010, the Company issued $2.0 billion of senior unsecured debt with a maturity of five years and a coupon of 2.75%.
As of September 30, 2010, the Company had $1.9 billion of short-term borrowings (including $0.9 billion of commercial paper outstanding), which are generally used to meet working capital needs and which represent a small proportion of the Company’s total funding requirement. Short-term borrowings have been stable over the past several quarters, showing little month-over-month variance.
The Company also had $28.4 billion of outstanding retail deposits at the end of the third quarter. See “Deposit Programs” section below for more details.
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
Unsecured Debt Ratings

Long-Term
		Short-Term	Senior
		Debt and	Unsecured Debt
Credit Agency	Entity Rated	Deposit ratings	ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable
Fitch	All rated entities	F1	A+	Stable
Moody’s	TRS and rated operating subsidiaries	Prime-1	A2	Negative(a)
Moody’s	American Express Company	Prime-2	A3	Negative
S&P	All rated entities	A-2	BBB+	Stable

(a) In November 2010, Moody’s revised its ratings outlook for TRS and rated operating subsidiaries from “Stable” to “Negative”.
Downgrades in the Company’s unsecured debt or asset securitization program’s securities ratings could result in higher interest expense on the Company’s unsecured debt and asset securitizations, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, a decline in credit ratings could reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes the change in its funding mix, which now includes an increasing proportion of FDIC-insured (as defined below) U.S. retail deposits, should reduce the impact that credit rating downgrades would have on the Company’s funding capacity and costs.

Deposit Programs
American Express Centurion Bank and American Express Bank, FSB (FSB) offer retail deposits. These funds are insured up to $250,000 per account, through the Federal Deposit Insurance Corporation (FDIC). During the second quarter of 2009, FSB launched a direct deposit-taking program, Personal Savings from American Express, to supplement its distribution of deposit products through third-party distribution channels. This program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.
During the third quarter of 2010, within U.S. retail deposits the Company continued to focus on growing both the number of accounts and the total balances outstanding on savings accounts and CDs that were sourced directly with consumers through Personal Savings from American Express. These accounts and balances grew during the quarter, and financed the maturities of CDs issued in prior quarters through third-party distribution channels.
The Company held the following deposits as of September 30, 2010 and December 31, 2009:

(Billions)	2010	2009
U.S. retail deposits:
Cash sweep and savings accounts	$13.8	$10.5
Certificates of deposit(a)	13.9	15.1
Other deposits	0.7	0.7

Total customer deposits	$28.4	$26.3

(a)	Includes CDs sourced directly with consumers and through third-party distribution channels.
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
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of September 30, 2010, no triggering events have occurred that would have resulted in the funding of reserve accounts or early amortization.
On September 27, 2010, the FDIC promulgated a new safe harbor rule relating to the FDIC’s treatment of securitized assets in the event of a sponsoring financial institution’s receivership or conservatorship. Pursuant to the new safe harbor rule, the FDIC will not seek to reclaim, recover or recharacterize any transfer of any financial asset transferred in connection with a preexisting securitization revolving trust or master trust, provided that such transfer met all conditions for sale accounting in accordance with GAAP in effect for reporting periods prior to November 15, 2009. The Lending Trust is among the securitization trusts covered by the FDIC’s new safe harbor rule. The new safe harbor rule applies to all new issuances under the Lending Trust. While the Charge Trust does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, it was structured and continues to be structured such that the financial assets transferred to the Charge Trust would not be deemed to be property of the sponsoring banks in the event the FDIC is appointed as a receiver or conservator of the sponsoring banks. Nevertheless, one or more of the rating agencies may ultimately conclude that in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the sponsoring bank’s unsecured debt rating. If one or more rating agencies come to this conclusion it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.
Refer to Certain Legislative, Regulatory and Other Developments section below for additional information regarding matters affecting offerings of asset-backed securities.
Committed Bank Credit Facilities
As of September 30, 2010, the Company maintained committed bank lines of credit totaling $10.3 billion, of which $3.9 billion was drawn. These draw downs are part of the Company’s normal funding activities. The Company’s subsidiary, American Express Credit Corporation (Credco), has an allocation of $8.8 billion under these facilities and also has access to the Parent Company’s allocation of $0.8 billion for a maximum borrowing capacity of $9.6 billion. The Company allowed certain credit facilities totaling approximately $2.0 billion to expire on July 30, 2010.
Liquidity Management
The Company has in place a Liquidity Risk Policy that sets out the Company’s approach to managing liquidity risk on an enterprise-wide basis.
The Company’s liquidity objective is to maintain access to a diverse set of on and off-balance sheet sources of liquidity, such that the Company can continuously meet expected future financing obligations and business requirements, even in the event it is unable to raise new funds under its regular funding programs.
The Company incurs and accepts liquidity risk arising in the normal course of offering its products and services. The liquidity risks that the Company is exposed to can arise from a variety of sources, and thus its liquidity management strategy includes a variety of parameters, assessments and guidelines, including but not limited to:
•	Maintaining a diversified set of funding sources (refer to Funding section for more details);

•	Maintaining unencumbered, liquid assets and off-balance sheet liquidity sources; and

•
Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including contingent liquidity exposures such as unused cardmember lines of credit and collateral requirements for derivative transactions.

The Company’s current liquidity target is to have adequate liquidity in the form of excess cash and readily-marketable securities that are easily convertible into cash, to satisfy all maturing long-term funding obligations for a 12-month period, in addition to having access to significant off-balance sheet liquidity sources.

As of September 30, 2010, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

(Billions)
Cash	$22.5	(a)
Readily-marketable securities	9.9	(b)

Cash and readily-marketable securities	32.4
Less:
Operating cash	(4.7)	(c)
Short-term obligations outstanding	(0.9)	(d)

Excess cash and readily-marketable securities	$26.8

(a)
Includes cash and cash equivalents of $21.3 billion as well as cash of $1.2 billion held in other assets on the Consolidated Balance Sheet for certain forthcoming asset-backed securitization maturities in the fourth quarter of 2010.

(b)
Consists of certain available-for-sale investment securities (U.S. Treasury and agency securities and U.S. government-guaranteed debt) that are considered highly liquid and either mature prior to the maturity of borrowings that will occur within the next 12 months, or could be sold or pledged under sale/repurchase agreements to raise cash.

(c)	Cash on hand for day-to-day operations.

(d)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.
The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations, and long-term certificates of deposit are as follows:

(Billions)	Funding Maturities
	Unsecured	Asset-Backed	Certificates
Quarter Ending:	Debt	Securitization	of Deposit	Total
December 31, 2010	$3.4	$1.5	$1.6	$6.5
March 31, 2011	—	3.2	2.0	5.2
June 30, 2011	1.3	1.5	1.6	4.4
September 30, 2011	0.7	0.6	0.7	2.0

Total	$5.4	$6.8	$5.9	$18.1

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

Cash Flows from Operating Activities
The Company generated net cash provided by operating activities in amounts greater than net income for both the nine months ended September 30, 2010 and 2009, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, for the nine months ended September 30, 2010, net cash was provided by net income, deferred taxes, acquisition costs and other and fluctuations in accounts payable and other liabilities, partially offset by fluctuations in Travelers Cheques outstanding, other assets and other receivables. For the nine months ended September 30, 2009, net cash was provided by net income and fluctuations in other receivables and other assets, partially offset by deferred taxes, acquisition costs and other and fluctuations in accounts payable and other liabilities and Travelers Cheques outstanding. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.
For the nine months ended September 30, 2010, net cash provided by operating activities of $7.2 billion increased $2.3 billion compared to the same period in 2009. The increase was primarily due to fluctuations in accounts payable and other liabilities and deferred taxes, acquisition costs and other, as well as an increase in net income, partially offset by lower provisions for losses and fluctuations in other receivables and other assets.
Cash Flows from Investing Activities
The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.
For the nine months ended September 30, 2010, net cash provided by investing activities of $5.3 billion increased $5.6 billion compared to the same period in 2009. The increase was primarily due to increased maturity and redemption of investments; lower purchases of investments; maturities of cardmember loan securitizations in 2009 resulting in an increase in an undivided pro-rata interest in an unconsolidated VIE (historically referred to as “seller’s interest”); and fluctuations in restricted cash primarily due to a decrease in restricted cash of a consolidated VIE in 2010, which was used to pay down long-term debt of the consolidated VIE, partially offset by changes in the net decrease in cardmember loans and receivables and decrease in sale of investments.
Cash Flows from Financing Activities
The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, paying dividends and repurchasing its common shares.
For the nine months ended September 30, 2010, net cash used in financing activities of $7.9 billion increased $1.3 billion compared to the same period in 2009. The increase was primarily due to a fluctuation in customer deposits and decrease in issuance of long-term debt, partially offset by decreased cash outflow to repay short-term borrowings.

Certain Legislative, Regulatory and Other Developments
As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. The Company is a bank holding company and is subject to the supervision of the Federal Reserve. As such, the Company is subject to the Federal Reserve’s regulations and policies, including its regulatory capital requirements. In addition, the extreme disruptions in the capital markets that commenced in mid-2007 and the resulting instability and failure of numerous financial institutions have led to a number of changes in the financial services industry, including significant additional regulation and the formation of additional regulatory bodies. The Company’s conversion to a bank holding company in the fourth quarter of 2008 has increased the scope of its regulatory oversight and its compliance program. In addition, although the long-term impact on the Company of much of the recent and pending legislative and regulatory initiatives remains uncertain, the Company expects that compliance requirements and expenditures will continue to rise for financial services firms, including the Company, as the legislation and rules become effective over the course of the next several years.
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
The Company has made changes to its product terms and practices that are designed to mitigate the impact on Company revenue of the changes required by the CARD Act and the regulatory amendments. These changes include instituting product-specific increases in pricing on purchases and cash advances, modifying the criteria pursuant to which the penalty rate of interest is imposed on a cardmember and assessing late fees on certain charge products at an earlier date than previously assessed. Although the Company believes its actions to mitigate the impact of the CARD Act have, to date, been largely effective (as evidenced in part by the net interest yield for its U.S. lending portfolio), the impacts of certain other provisions of the CARD Act are still subject to some uncertainty (such as the requirement to periodically reevaluate APR increases and the proposed amendments to the CARD Act’s implementing regulations published by the Federal Reserve on October 19, 2010). Accordingly, in the event the actions undertaken by the Company to date to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on the Company’s results of operations, including its revenue and net income.
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
The Reform Act also authorizes the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. In addition, most interest rate and currency swaps will be required to be centrally cleared, which may increase collateral posting requirements for the Company.
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
In December 2009, the Basel Committee on Banking Supervision of the Bank of International Settlements (BIS) released a comprehensive list of proposals of new and revised international capital and liquidity standards for banks. These proposals, if enacted, could have a substantial impact on the capital structure and liquidity profiles of the banking industry, including those of the Company. The Committee is evaluating comments it received on the proposals prior to finalizing the content and timing of implementation of the proposals. During 2010, the Committee issued several statements that reflected, among other things, tentative decisions it has reached on certain elements of the comprehensive proposals, including timelines for implementation, while re-affirming its goal to issue the proposals in final form before year end. Refer to Capital Strategy above.

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
U.S. Card Services
Selected Income Statement Data
GAAP Basis Presentation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, net card fees and other	$2,540	$2,262	$7,391	$6,728

Securitization income, net(a)	—	71	—	210

Interest income	1,334	776	4,060	2,462
Interest expense	210	127	604	435

Net interest income	1,124	649	3,456	2,027

Total revenues net of interest expense	3,664	2,982	10,847	8,965

Provisions for losses	274	850	1,480	3,423

Total revenues net of interest expense after provisions for losses	3,390	2,132	9,367	5,542

Expenses
Marketing, promotion, rewards and cardmember services	1,455	1,050	4,142	2,960
Salaries and employee benefits and other operating expenses	964	864	2,749	2,642

Total	2,419	1,914	6,891	5,602

Pretax segment income (loss)	971	218	2,476	(60)
Income tax provision (benefit)	376	60	931	(58)

Segment income (loss)	$595	$158	$1,545	$(2)

(a)	In accordance with the new GAAP effective January 1, 2010, the Company no longer reports securitization income, net in its income statement.

U.S. Card Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Card billed business	$95.2	$85.2	$274.7	$247.3
Total cards-in-force (millions)	39.9	39.8	39.9	39.8
Basic cards-in-force (millions)	29.7	29.7	29.7	29.7
Average basic cardmember spending (dollars)	$3,219	$2,851	$9,313	$7,875
U.S. Consumer Travel:
Travel sales (millions)	$828	$629	$2,403	$1,952
Travel commissions and fees/sales	8.6%	8.4%	8.1%	8.4%
Total segment assets	$82.2	$53.2	$82.2	$53.2
Segment capital (millions)(a)	$7,011	$5,493	$7,011	$5,493
Return on average segment capital(b)	32.8%	2.6%	32.8%	2.6%
Return on average tangible segment capital(b)	35.5%	2.8%	35.5%	2.8%

Cardmember receivables:
Total receivables	$16.5	$15.9	$16.5	$15.9
30 days past due as a % of total	1.7%	2.2%	1.7%	2.2%
Average receivables	$16.9	$15.8	$16.9	$15.9
Net write-off rate	1.6%	3.2%	1.7%	4.4%

Cardmember loans – (GAAP basis portfolio):(c)
Total loans	$48.7	$22.7	$48.7	$22.7
30 days past due loans as a % of total	2.5%	4.2%	2.5%	4.2%
Average loans	$49.1	$23.4	$49.7	$26.9
Net write-off rate	5.2%	9.8%	6.2%	9.4%
Net interest income divided by average loans(d)(e)	9.1%	11.0%	9.3%	10.1%
Net interest yield on cardmember loans(d)	9.3%	9.4%	9.5%	9.5%

Cardmember loans – (Managed basis portfolio):(f)
Total loans	$48.7	$51.9	$48.7	$51.9
30 days past due loans as a % of total	2.5%	4.1%	2.5%	4.1%
Average loans	$49.1	$52.9	$49.7	$55.8
Net write-off rate	5.2%	8.9%	6.2%	9.1%
Net interest yield on cardmember loans(d)	9.3%	9.8%	9.5%	10.2%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($2.0 billion and $124 million for the 12 months ended September 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($6.0 billion and $4.8 billion for the 12 months ended September 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $454 million and $383 million as of September 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

(c)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 66 for a discussion of GAAP basis information.

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

(f)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 66 for a discussion of managed basis information.

U.S. Card Services
Selected Statistical Information
(continued)
Calculation of net interest yield on cardmember loans(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages or where indicated)	2010	2009	2010	2009
Calculation based on 2010 and 2009 GAAP information:(b)
Net interest income	$1,124	$649	$3,456	$2,027
Average loans (billions)	$49.1	$23.4	$49.7	$26.9
Adjusted net interest income(c)	$1,150	$558	$3,541	$1,914
Adjusted average loans (billions)(d)	$49.2	$23.5	$49.7	$27.0
Net interest income divided by average loans(e)	9.1%	11.0%	9.3%	10.1%
Net interest yield on cardmember loans(f)	9.3%	9.4%	9.5%	9.5%

Calculation based on 2010 and 2009 managed information:(g)
Net interest income(h)	$1,124	$1,305	$3,456	$4,209
Average loans (billions)	$49.1	$52.9	$49.7	$55.8
Adjusted net interest income(c)	$1,150	$1,315	$3,541	$4,250
Adjusted average loans (billions)(d)	$49.2	$53.0	$49.7	$55.9
Net interest yield on cardmember loans(f)	9.3%	9.8%	9.5%	10.2%

(a)
Beginning in the first quarter of 2010, the Company changed the manner in which it allocates capital and related interest expense to its reportable operating segments to more accurately reflect the funding and capital characteristics of its segments. The change to interest allocation impacted the segment’s net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been revised for this change.

(b)
For periods ended on or prior to December 31, 2009, the Company’s cardmember loans and related debt performance information on a GAAP basis was referred to as the “owned” basis presentation. The information presented on a GAAP basis for such periods includes only non-securitized cardmember loans that were included in the Company’s balance sheet. Effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is also consolidated on its balance sheet upon the adoption of the new GAAP. Accordingly, beginning January 1, 2010, the GAAP basis presentation includes both securitized and non-securitized cardmember loans. Refer to page 66 for a discussion of GAAP basis information.

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

(g)
For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. Unlike the GAAP basis presentation, the information presented on a managed basis in such periods includes both the securitized and non-securitized cardmember loans. The adoption of new GAAP on January 1, 2010 resulted in accounting for both the Company’s securitized and non-securitized cardmember loans in the Consolidated Financial Statements. As a result, the Company’s 2010 GAAP presentations and managed basis presentations prior to 2010 are generally comparable. Refer to page 66 for a discussion of managed basis information.

(h)
For periods ended on or prior to December 31, 2009, the information presented includes the adjustments to the GAAP “owned” basis presentation for such periods attributable to securitization activity for interest income and interest expense to arrive at the non-GAAP “managed” basis information, which adjustments are set forth under the U.S. Card Services managed basis presentation on page 67.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.
U.S. Card Services reported segment income of $595 million for the three months ended September 30, 2010, a $437 million increase from $158 million for the same period a year ago. For the nine months ended September 30, 2010, U.S. Card Services reported segment income of $1.5 billion, a $1.5 billion increase from a loss of $2 million for the same period a year ago.
Total revenues net of interest expense increased $682 million or 23 percent to $3.7 billion for the three months ended September 30, 2010 and $1.9 billion or 21 percent to $10.8 billion for the nine months ended September 30, 2010, driven primarily by the increase in interest income and discount revenue partially offset by the increase in interest expense and lower net card fees.
Discount revenue, net card fees and other was $2.5 billion for the three months ended September 30, 2010, an increase of $278 million or 12 percent from $2.3 billion for the same period a year ago. The increase is primarily due to a 12 percent increase in billed business. This line also reflects higher other commissions and fees driven by the new GAAP effective January 1, 2010, which led to the inclusion of fees formerly recorded in securitization income, net. Discount revenue, net card fees and other increased $663 million or 10 percent to $7.4 billion for the nine months ended September 30, 2010, due to the impact of the new GAAP effective January 1, 2010, higher discount revenue and travel revenue, partially offset by lower net card fees.
Interest income of $1.3 billion and $4.1 billion for the three and nine months ended September 30, 2010, respectively, increased $558 million or 72 percent and $1.6 billion or 65 percent, respectively, due to the first quarter 2010 consolidation of securitized cardmember loans, partially offset by lower yields on cardmember loans within the managed portfolio.
Interest expense of $210 million and $604 million for the three and nine months ended September 30, 2010, respectively, increased $83 million or 65 percent and $169 million or 39 percent, respectively, as compared to a year ago, reflecting higher expense related to the first quarter 2010 consolidation of off-balance sheet debt and a higher cost of funds.
Provisions for losses of $274 million decreased $576 million or 68 percent for the three months ended September 30, 2010, principally reflecting improving cardmember loan and charge card credit trends, partially offset by the inclusion of write-offs on the securitized cardmember loans. Provisions for losses of $1.5 billion decreased $1.9 billion or 57 percent for the nine months ended September 30, 2010, primarily driven by improved credit performance, partially offset by the impact of new GAAP effective January 1, 2010.
Expenses were $2.4 billion and $6.9 billion for the three and nine months ended September 30, 2010, respectively, an increase of $505 million or 26 percent and $1.3 billion or 23 percent, respectively, due to increased marketing, promotion, rewards and cardmember services expenses, and salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses of $1.5 billion and $4.1 billion for the three and nine months ended September 30, 2010, respectively, increased $405 million or 39 percent and $1.2 billion or 40 percent, respectively, reflecting increased marketing and promotion expense, due to increased investment spending resulting from better credit and business trends in the third quarter 2010 and higher rewards costs due to greater rewards-related spending volumes and higher co-brand expense. Rewards expense growth also reflects the benefit in third quarter 2009 of a revised, more restrictive redemption policy for accounts 30 days past due.

Salaries and employee benefits and other operating expenses were $964 million for the three months ended September 30, 2010, an increase of $100 million or 12 percent, reflecting higher technology and partner-related investments. Salaries and employee benefits and other operating expenses were $2.7 billion for the nine months ended September 30, 2010, an increase of $107 million or 4 percent, reflecting higher technology charges and partner payments, offset by a benefit related to hedging the Company’s fixed-rate debt and lower salaries and employee benefits.
The effective tax rate was 39 percent and 38 percent for the three and nine months ended September 30, 2010, respectively. The effective tax rate was 28 percent and 97 percent for the three and nine months ended September 30, 2009, respectively. The tax rate for the three and nine months ended September 30, 2010 reflects charges resulting from adjustments to certain tax accounts. The tax rate for the three and nine months ended September 30, 2009 reflects the benefit from the resolution of certain prior year tax items.

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
Historically, the Company included USCS information on a managed basis, as that was the manner in which the Company’s management viewed and managed the business. Management believed a full picture of trends in the Company’s cardmember loans business could only be derived by evaluating the performance of both securitized and non-securitized cardmember loans, as the presentation of the entire cardmember loan portfolio was more representative of the economics of the aggregate cardmember relationships and ongoing business performance and related trends over time. The managed basis presentation also provided investors a more comprehensive assessment of the information necessary for the Company and investors to evaluate the Company’s market share.
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

The following table sets forth cardmember loan portfolio financial information for the three and nine months ended September 30, 2010. The September 30, 2010 financial information was determined in accordance with the new GAAP effective January 1, 2010. The September 30, 2009 information includes the “owned” (GAAP) basis presentation, together with the adjustments for securitization activity to arrive at the “managed” (non-GAAP) basis presentation. For additional information, see “Cardmember Loan Portfolio Presentation” above.
U.S. Card Services
Selected Financial Information
Managed Basis Presentation

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Millions)	2010	2009		2010	2009
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,540	$2,262		$7,391	$6,728
Securitization adjustments	—	82		—	260

Managed discount revenue, net card fees and other	$2,540	$2,344		$7,391	$6,988

Interest income:
Reported for the period (GAAP)	$1,334	$776		$4,060	$2,462
Securitization adjustments	—	714		—	2,371

Managed interest income	$1,334	$1,490		$4,060	$4,833

Securitization income, net: (a)
Reported for the period (GAAP)	$—	$71		$—	$210
Securitization adjustments	—	(71)		—	(210)

Managed securitization income, net	$—	$—		$—	$—

Interest expense:
Reported for the period (GAAP)	$210	$127		$604	$435
Securitization adjustments	—	58		—	189

Managed interest expense	$210	$185		$604	$624

Provisions for losses:
Reported for the period (GAAP)	$274	$850		$1,480	$3,423
Securitization adjustments	—	529	(b)	—	2,001	(b)

Managed provisions for losses	$274	$1,379	(b)	$1,480	$5,424	(b)

(a)	In accordance with the new GAAP effective January 1, 2010, the Company no longer reports securitization income, net in its income statement.

(b)
Includes provisions for losses for off-balance sheet cardmember loans based on the same methodology as applied to on-balance sheet cardmember loans, except that any quarterly adjustment to reserve levels for on-balance sheet loans to address external environmental factors was not applied to adjust the provision expense for the securitized portfolio.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 - Managed Basis
The following discussion of U.S. Card Services is on a managed basis.
Discount revenue, net card fees and other increased $196 million or 8 percent and $403 million or 6 percent as compared to the same period a year ago to $2.5 billion and $7.4 billion for the three and nine months ended September 30, 2010, respectively, reflecting higher billed business volumes.
Interest income for the three months ended September 30, 2010 decreased $156 million or 10 percent to $1.3 billion, due to a decline of 7 percent in the average managed loan portfolio balance and a lower portfolio yield. The lower yield was driven by higher payment rates, lower revolving levels and the CARD Act, partially offset by repricing initiatives. Interest income for the nine months ended September 30, 2010, decreased $773 million or 16 percent to $4.1 billion primarily due to 11 percent decline in the average managed loan balances and a lower portfolio yield as compared to a year ago.
Interest expense increased $25 million or 14 percent as compared to a year ago to $210 million for the three months ended September 30, 2010 due to higher cost of funds. Interest expense decreased $20 million or 3 percent as compared to the same period a year ago to $604 million for the nine months ended September 30, 2010, primarily due to reduced funding requirements resulting from lower average cardmember loan balances.
Provisions for losses decreased $1.1 billion or 80 percent to $274 million for the three months ended September 30, 2010, and $3.9 billion or 73 percent to $1.5 billion for the nine months ended 2010, principally due to improving cardmember loan and charge card credit performance and a lower average loan balance.

International Card Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, net card fees and other	$932	$878	$2,679	$2,503

Interest income	342	384	1,047	1,125
Interest expense	105	105	310	314

Net interest income	237	279	737	811

Total revenues net of interest expense	1,169	1,157	3,416	3,314
Provisions for losses	64	250	312	887

Total revenues net of interest expense after provisions for losses	1,105	907	3,104	2,427

Expenses
Marketing, promotion, rewards and cardmember services	428	302	1,154	847
Salaries and employee benefits and other operating expenses	532	469	1,420	1,344

Total	960	771	2,574	2,191

Pretax segment income	145	136	530	236
Income tax provision (benefit)	(8)	3	66	(27)

Segment income	$153	$133	$464	$263

International Card Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Card billed business	$27.1	$24.2	$77.0	$67.4
Total cards-in-force (millions)	15.0	15.2	15.0	15.2
Basic cards-in-force (millions)	10.4	10.6	10.4	10.6
Average basic cardmember spending (dollars)	$2,609	$2,273	$7,397	$6,162
International Consumer Travel:
Travel sales (millions)	$291	$258	$814	$707
Travel commissions and fees/sales	7.9%	8.5%	7.7%	8.5%
Total segment assets	$21.4	$19.5	$21.4	$19.5
Segment capital (millions)(a)	$2,077	$2,251	$2,077	$2,251
Return on average segment capital(b)	24.8%	13.2%	24.8%	13.2%
Return on average tangible segment capital(b)	33.8%	17.6%	33.8%	17.6%

Cardmember receivables:
Total receivables	$6.2	$5.6	$6.2	$5.6
90 days past billing as a % of total(c)	1.0%	2.5%	1.0%	2.5%
Net loss ratio (as a % of charge volume)(c)(d)	0.14%	0.37%	0.27%	0.36%

Cardmember loans:
Total loans	$8.5	$8.8	$8.5	$8.8
30 days past due loans as a % of total	2.8%	3.7%	2.8%	3.7%
Average loans	$8.3	$8.9	$8.5	$8.8
Net write-off rate	4.3%	7.1%	4.9%	7.0%
Net interest income divided by average loans(e)(f)	11.3%	12.4%	11.6%	12.3%
Net interest yield on cardmember loans(e)	11.1%	12.4%	11.3%	12.3%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($533 million and $296 million for the 12 months ended September 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($2.1 billion and $2.2 billion for the 12 months ended September 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $567 million and $551 million as of September 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

(c)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in International Card Services are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $60 million for International Card Services resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses.

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

International Card Services
Selected Statistical Information
(continued)
Calculation of net interest yield on cardmember loans(a)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except for percentages and where indicated)	2010	2009	2010	2009
Net interest income	$237	$279	$737	$811
Average loans (billions)	$8.3	$8.9	$8.5	$8.8
Adjusted net interest income(b)	$231	$279	$718	$818
Adjusted average loans (billions)(c)	$8.2	$8.9	$8.4	$8.9
Net interest income divided by average loans(d)	11.3%	12.4%	11.6%	12.3%
Net interest yield on cardmember loans(e)	11.1%	12.4%	11.3%	12.3%

(a)
Beginning in the first quarter of 2010, the Company changed the manner in which it allocates capital and related interest expense to its reportable operating segments to more accurately reflect the funding and capital characteristics of its segments. The change to interest allocation impacted the segment’s net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been revised for this change.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
International Card Services segment income increased 15 percent or $20 million to $153 million for the three months ended September 30, 2010, from $133 million for the same period a year ago, as total revenues net of interest expense increased 1 percent, provisions for losses decreased 74 percent and expenses increased by 25 percent. For the nine months ended September 30, 2010, International Card Services reported segment income of $464 million, a $201 million or 76 percent increase from $263 million for the same period a year ago.
Total revenues net of interest expense increased $12 million or 1 percent and $102 million or 3 percent for the three and nine months ended September 30, 2010, respectively. The increases are driven primarily by increases in discount revenue, net card fees and other, partially offset by a decrease in net interest income.
Discount revenue, net card fees and other revenues of $932 million and $2.7 billion for three and nine months ended September 30, 2010 increased $54 million or 6 percent and $176 million or 7 percent, respectively, driven primarily by higher level of card spending and higher other commissions and fees. The 12 percent and 14 percent increase in billed business for the three and nine months ended September 30, 2010, respectively, reflects a 15 percent and 20 percent increase in average spending per proprietary basic cards-in-force, partially offset by a 2 percent decrease in basic cards-in-force, when compared to the prior year.

For the three and nine months ended September 30, 2010, adjusting for the impacts of foreign exchange translation, billed business increased 10 percent and 8 percent, respectively, and average spending per proprietary basic cards-in-force increased 13 percent and 14 percent, respectively. Billed business outside the United States increased 12 percent in both Asia Pacific and Latin America, 10 percent in Canada and 9 percent in Europe for the three months ended September 30, 2010, and 13 percent in Latin America, 9 percent in Asia Pacific, and 7 percent in both Canada and Europe for the nine months ended September 30, 2010.
Interest income of $342 million and $1.0 billion for the three and nine months ended September 30, 2010 declined $42 million or 11 percent and $78 million or 7 percent, respectively, as compared to the same period a year ago, driven by a lower yield on cardmember loans and a lower average loan balance, partially offset by higher lending card fees.
Interest expense was flat and decreased $4 million or 1 percent for the three and nine months ended September 30, 2010, due to a lower average loan balance, partially offset by a higher average receivable balance.
Provisions for losses of $64 million and $312 million decreased $186 million or 74 percent and $575 million or 65 percent for the three and nine months ended September 30, 2010, respectively, primarily reflecting improving cardmember loan and charge card credit trends.
Expenses of $960 million and $2.6 billion increased $189 million or 25 percent and $383 million or 17 percent for the three and nine months ended September 30, 2010, respectively, due to higher marketing, promotion, rewards and cardmember services expenses and salaries, employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses of $428 million and $1.2 billion for the three and nine months ended September 30, 2010, respectively, increased $126 million or 42 percent and $307 million or 36 percent as compared to the same periods a year ago, reflecting higher marketing and promotion expenses and greater volume-related rewards costs.
Salaries and employee benefits and other operating expenses increased $63 million or 13 percent to $532 million for the three months ended September 30, 2010 reflecting higher technology-related investments. Salaries and employee benefits and other operating expenses increased $76 million or 6 percent to $1.4 billion for the nine months ended September 30, 2010 driven by higher technology-related investments and higher professional services expenses, partially offset by lower salaries and employee benefits.
The effective tax rate was (6) percent and 13 percent for the three and nine months ended September 30, 2010, respectively. The effective tax rate was 2 percent and (11) percent for the three and nine months ended September 30, 2009, respectively. The tax rate for the three months ended September 30, 2010 reflects a benefit from the resolution of certain prior year tax items. The tax rates in all periods reflect the impact of recurring tax benefits on varying levels of pretax income. As indicated in previous quarters, this segment reflects the favorable impact of the Company’s consolidated tax benefit related to its ongoing funding activities outside the United States, which is allocated to International Card Services under the Company’s internal tax allocation process. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet acted to extend. Refer to Certain Legislative, Regulatory and Other Developments above for further discussion of this provision.

Global Commercial Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, net card fees and other	$1,200	$1,017	$3,407	$3,038

Interest income	2	1	5	4
Interest expense	58	43	162	131

Net interest income	(56)	(42)	(157)	(127)

Total revenues net of interest expense	1,144	975	3,250	2,911
Provisions for losses	22	40	128	140

Total revenues net of interest expense after provisions for losses	1,122	935	3,122	2,771

Expenses
Marketing, promotion, rewards and cardmember services	110	81	330	234
Salaries and employee benefits and other operating expenses	772	706	2,176	2,173

Total	882	787	2,506	2,407

Pretax segment income	240	148	616	364
Income tax provision	81	46	248	114

Segment income	$159	$102	$368	$250

Global Commercial Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Card billed business	$33.2	$27.9	$96.9	$80.2
Total cards-in-force (millions)	7.0	7.1	7.0	7.1
Basic cards-in-force (millions)	7.0	7.1	7.0	7.1
Average basic cardmember spending (dollars)	$4,734	$3,907	$13,842	$11,189
Global Corporate Travel:
Travel sales	$4.2	$3.5	$12.9	$10.5
Travel commissions and fees/sales	9.3%	8.8%	8.1%	8.8%
Total segment assets	$21.3	$22.8	$21.3	$22.8
Segment capital (millions)(a)	$3,633	$3,679	$3,633	$3,679
Return on average segment capital(b)	13.0%	6.6%	13.0%	6.6%
Return on average tangible segment capital(b)	28.1%	14.2%	28.1%	14.2%

Cardmember receivables:
Total receivables	$12.2	$10.4	$12.2	$10.4
90 days past billing as a % of total(c)	0.8%	1.5%	0.8%	1.5%
Net loss ratio (as a % of charge volume)(c) (d)	0.06%	0.23%	0.13%	0.21%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($468 million and $236 million for the 12 months ended September 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($3.6 billion for the 12 months ended September 30, 2010 and 2009). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.9 billion as of September 30, 2010 and 2009. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

(c)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in Global Commercial Services are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $48 million for Global Commercial Services resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses. The 90 days past billing as a percent of total metric for the three and nine months ended September 30, 2010 has been revised from amounts previously disclosed.

(d)
Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude net write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been revised for this change as it was deemed immaterial.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Global Commercial Services reported segment income of $159 million and $368 million for the three and nine months ended September 30, 2010, an increase of $57 million or 56 percent and $118 million or 47 percent, respectively, compared to the same period a year ago.
Total revenues net of interest expense increased $169 million or 17 percent and $339 million or 12 percent for the three and nine months ended September 30, 2010, to $1.1 billion and $3.3 billion, respectively, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.
Discount revenue, net card fees and other revenues of $1.2 billion for the three months ended September 30, 2010, increased $183 million or 18 percent due to the increased level of card spending, greater travel commissions and fees and slightly higher net card fees. The 19 percent increase in billed business reflects a 21 percent increase in average spending per proprietary basic card, partially offset by a 1 percent decrease in basic cards-in-force. For the nine months ended September 30, 2010, discount revenue, net card fees and other revenues of $3.4 billion increased $369 million or 12 percent over the same period a year ago, driven primarily by the increased level of card spending, higher travel commissions and fees and slightly higher net card fees, partially offset by decreased other revenues and other commissions and fees. The 21 percent increase in billed business reflects a 24 percent increase in average spending per proprietary basic card, partially offset by a 1 percent decrease in basic cards-in-force.
Interest expense increased $15 million or 35 percent and $31 million or 24 percent to $58 million and $162 million, respectively, for the three and nine months ended September 30, 2010, driven by increased funding requirements due to a higher average receivable balance and a higher cost of funds, primarily in the United States and Asia Pacific.
Provision for losses decreased $18 million or 45 percent and $12 million or 9 percent, to $22 million and $128 million, respectively, for the three and nine months ended September 30, 2010, driven by improved credit performance within the underlying portfolio.
Expenses were $882 million and $2.5 billion for the three and nine months ended September 30, 2010, respectively, an increase of $95 million or 12 percent and $99 million or 4 percent, respectively, due to an increase in salaries and employee benefits and other operating expenses and increased marketing, promotion, rewards and cardmember services expenses.
Marketing, promotion, rewards and cardmember services expenses increased $29 million or 36 percent and $96 million or 41 percent to $110 million and $330 million, respectively, for the three and nine months ended September 30, 2010, primarily reflecting higher reward costs.
Salaries and employee benefits and other operating expenses increased 9 percent for the three months ended September 30, 2010. Salaries and employee benefits and other operating expenses remained flat year over year for the nine months ended September 30, 2010.
The effective tax rate was 34 percent and 40 percent for the three and nine months ended September 30, 2010, respectively. The effective tax rate was 31 percent for both the three and nine months ended September 30, 2009. The tax rate for the nine month period ended September 30, 2010 reflects the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations recorded in the second quarter.

Global Network & Merchant Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2010	2009	2010	2009
Revenues
Discount revenue, fees and other	$1,066	$937	$3,036	$2,616

Interest income	1	—	3	—
Interest expense	(51)	(39)	(144)	(133)

Net interest income	52	39	147	133

Total revenues net of interest expense	1,118	976	3,183	2,749
Provisions for losses	13	33	46	101

Total revenues net of interest expense after provisions for losses	1,105	943	3,137	2,648

Expenses
Marketing and promotion	208	157	583	315
Salaries and employee benefits and other operating expenses	475	415	1,300	1,210

Total	683	572	1,883	1,525

Pretax segment income	422	371	1,254	1,123
Income tax provision	163	123	459	386

Segment income	$259	$248	$795	$737

Global Network & Merchant Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2010	2009	2010	2009
Global Card billed business(a)	$179.3	$156.6	$515.6	$447.2
Global Network & Merchant Services:
Total segment assets	$12.7	$10.6	$12.7	$10.6
Segment capital (millions)(b)	$1,831	$1,493	$1,831	$1,493
Return on average segment capital(c)	63.1%	71.0%	63.1%	71.0%
Return on average tangible segment capital(c)	64.6%	72.8%	64.6%	72.8%

Global Network Services:
Card billed business(d)	$23.1	$18.6	$64.8	$50.4
Total cards-in-force (millions)	27.1	26.3	27.1	26.3

(a)
Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in Global Network Services from which the Company earns no revenue is not included in non-proprietary billed business.

(b)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c)
Return on average segment capital is calculated by dividing the (i) one year period segment income ($995 million and $980 million for the twelve months ended September 30, 2010 and 2009, respectively) by the (ii) one year average segment capital ($1.6 billion and $1.4 billion for the twelve months ended September 30, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $37 million and $35 million at September 30, 2010 and 2009, respectively. Management believes the return on average tangible segment capital is a useful measure of the profitability of its business.

(d)	For non-proprietary retail co-brand partners, Global Network Services metrics exclude cardmember accounts which have no out-of-store spend activity during the prior 12-month period.
Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Global Network & Merchant Services reported segment income of $259 million for the three months ended September 30, 2010, an $11 million or 4 percent increase from $248 million for the same period a year ago. For the nine months ended September 30, 2010, Global Network & Merchant Services reported segment income of $795 million, a $58 million or 8 percent increase from the same period a year ago.
Total revenues net of interest expense increased $142 million or 15 percent and $434 million or 16 percent to $1.1 billion and $3.2 billion for the three and nine months ended September 30, 2010, respectively, due to increased discount revenue, fees and other revenues.
Discount revenue, fees and other increased $129 million or 14 percent and $420 million or 16 percent to $1.1 billion and $3.0 billion for the three and nine months ended September 30, 2010, respectively, reflecting an increase in merchant-related revenues, driven by the 14 percent and 15 percent increase in global card billed business for the three and nine months ended September 30, 2010, respectively, as well as higher volume driven GNS-related revenues.
Interest expense credit increased $12 million or 31 percent and $11 million or 8 percent to a credit of $51 million and $144 million for the three and nine months ended September 30, 2010, respectively, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Provisions for losses decreased $20 million or 61 percent and $55 million or 54 percent to $13 million and $46 million for the three and nine months ended September 30, 2010, respectively, primarily due to lower merchant-related debit balances.
Expenses were $683 million and $1.9 billion for the three and nine months ended September 30, 2010, respectively, an increase of $111 million or 19 percent and $358 million or 23 percent, respectively, due to increased marketing and promotion and salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses increased $51 million or 32 percent and $268 million or 85 percent for the three and nine months ended September 30, 2010, respectively, reflecting higher network and merchant-related marketing investments.
Salaries and employee benefits and other operating expenses increased $60 million or 14 percent and $90 million or 7 percent for the three and nine months ended September 30, 2010, respectively, reflecting increased technology-related and professional service expenses, as well as incremental hiring to support business growth.
The effective tax rate was 39 percent and 37 percent for the three and nine months ended September 30, 2010, respectively. The effective tax rate was 33 percent and 34 percent for the three and nine months ended September 30, 2009, respectively. The tax rate for the three and nine months ended September 30, 2010 reflects charges resulting from adjustments to certain tax accounts.
Corporate & Other
Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
Corporate & Other reported net expense of $73 million and $177 million for the three and nine months ended September 30, 2010, respectively. Segment income for the three and nine months ended September 30, 2009 was $1 million and $179 million, respectively. The net expense for the three months ended September 30, 2010 as compared to the prior year reflected higher investments in the Global Prepaid business and Enterprise Growth initiatives, $5 million of after-tax expense related to the Company’s reengineering efforts, partially offset by $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. The income for the three months ended September 30, 2009 reflected $113 million of after-tax benefits related to the accounting for a net investment in consolidated foreign subsidiaries, $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, partially offset by $41 million of tax expense primarily due to an increase in the Company’s estimated annual effective tax rate, costs related to employee compensation program-related changes and $10 million of after-tax expense related to the Company’s reengineering initiatives. Payments from the MasterCard and Visa settlements will cease in the second and fourth quarters of 2011, respectively.
The net expense for the nine months ended September 30, 2010 reflected higher incentive compensation and benefit expense compared to the prior year, lower income in the Global Prepaid business and higher Enterprise Growth expenses reflecting investments in new initiatives and $2 million of after-tax net expense reflecting revisions of certain estimates impacting reserve balances related to the Company’s reengineering efforts partially offset by $279 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. The income for the nine months ended September 30, 2009 included $279 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, $135 million of after-tax income related to the sale of 50 percent of the Company’s investment in ICBC, $113 million of after-tax benefits related to the accounting for a net investment in the Company’s consolidated foreign subsidiaries, $43 million after-tax expense related to the Company’s reengineering initiatives, higher net interest expense related to the cost of carrying increased levels of liquidity and costs related to employer compensation program-related changes.
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
Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on the Card, delinquency rates, loan balances and other aspects of our business and results of operations;

•
changes in capital and credit market conditions, which may significantly affect the Company’s ability to meet its liquidity needs, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of the Company’s assets; or any reduction in the Company’s credit ratings or those of its subsidiaries, which could materially increase the cost and other terms of the Company’s funding, restrict its access to the capital markets or result in contingent payments under contracts;

•
litigation, such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against the Company by the U.S. Department of Justice and certain state attorneys general), that could result in (i) the imposition of behavioral remedies against the Company or the Company’s voluntarily making certain changes to its business practices, the effects of which in either case could have a material adverse impact on the Company’s financial performance; (ii) the imposition of substantial monetary damages in private actions against the Company; and/or (iii) damage to the Company’s global reputation and brand;

•
legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as the Dodd-Frank Act’s stricter regulation of large, interconnected financial institutions, changes in requirements relating to securitization and the establishment of the Bureau of Consumer Financial Protection, which could make fundamental changes to many of the Company’s business practices or materially affect its capital requirements, results of operations, ability to pay dividends or repurchase the Company’s stock; or actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program;

•
the Company’s net interest yield on U.S. cardmember loans not trending over time to historical levels as expected, which will be influenced by, among other things, the effects of the CARD Act (including the regulations requiring the Company to periodically reevaluate APR increases), interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, the Company’s cardmember acquisition strategy, product mix, credit actions, including line size and other adjustments to credit availability, and pricing changes;

•
changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept the Company’s Cards and the success of marketing, promotion or rewards programs;

•
changes in technology or in the Company’s ability to protect its intellectual property (such as copyrights, trademarks, patents and controls on access and distribution), and invest in and compete at the leading edge of technological developments across the Company’s businesses, including technology and intellectual property of third parties whom we rely on, all of which could materially affect the Company’s results of operations;

•
data breaches and fraudulent activity, which could damage the Company’s brand, increase the Company’s costs or have regulatory implications, and changes in regulation affecting privacy and data security under federal, state and foreign law, which could result in higher compliance and technology costs to the Company or the Company’s vendors;

•
changes in the Company’s ability to attract or retain qualified personnel in the management and operation of the company’s business, including any changes that may result from increasing regulatory supervision of compensation practices;

•
changes in the financial condition and creditworthiness of the Company’s business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of the Company’s business, such as the airline industry, or the Company’s partners in Global Network Services or financial institutions that we rely on for routine funding and liquidity, which could materially affect the Company’s financial condition or results of operations;

•
uncertainties associated with business acquisitions, including the ability to realize anticipated business retention, growth and cost savings or effectively integrate the acquired business into the Company’s existing operations;

•
changes affecting the success of the Company’s reengineering and other cost control initiatives, which may result in the company not realizing all or a significant portion of the benefits that we intend;

•	the effectiveness of the Company’s risk management policies and procedures, including credit risk relating to consumer debt, liquidity risk in meeting business requirements and operational risks;

•
changes affecting the Company’s ability to accept or maintain deposits due to market demand or regulatory constraints, such as changes in interest rates and regulatory restrictions on the Company’s ability to obtain deposit funding or offer competitive interest rates, which could affect the Company’s liquidity position and the Company’s ability to fund the Company’s business; and

•
factors beyond the Company’s control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, terrorism, “hackers” or fraud, which could affect travel-related spending or disrupt the Company’s global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in its Quarterly Reports on Form 10-Q for the three months ended March 31 and June 30, 2010, under Item 1A. Risk Factors and Cautionary Note Regarding Forward Looking Statements, and the Company’s other reports filed with the SEC.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), information gathering requests, subpoenas, inquiries and investigations (collectively “governmental examinations”). As of September 30, 2010, the Company and certain of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.
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
Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2010.
Corporate Matters
During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. In October 2008, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”). Pursuant to the CID, the DOJ requested the production of documents and information regarding the Company’s policies relating to merchant surcharging and its “anti-steering” policies that prohibit merchants from discriminating against American Express cards in favor of other forms of payment. The Company cooperated with the DOJ’s request. The Company had also received a similar civil investigative demand from the attorney general of the state of Ohio.
On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York, against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, the plaintiffs and Visa and MasterCard announced they had reached an agreement settling the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment.
In February 2010, a putative class action captioned Patzke, Knauss and Amick v. American Express Travel Related Services Company, Inc., was filed in the U.S. District Court for the District of Arizona. The complaint seeks to recover allegedly unpaid wages and overtime compensation for a class of employees at the Company’s call centers. The Company filed a motion to have the Patzke action transferred to North Carolina. This motion to transfer was denied. The Company has since filed a motion to compel arbitration which is currently pending.
On February 20, 2009, a putative class action captioned, Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the U.S. District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. In March 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which made similar allegations to those made in the Brozovich action, was filed in the U.S. District Court for the Southern District of New York. In October 2009, the plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action. The Company filed a motion to dismiss with the Court. On July 19, 2010, the Court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. The plaintiff has filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit.
U.S. Card Services and Global Merchant Services Matters
In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia. In October 2010, the Company removed the matter to federal court. The complaint alleges that plaintiff opened an account in 2005 with an interest rate of prime plus an additional marginal rate of 2.99%. Plaintiff contends that he was promised that the marginal rate would remain fixed. Plaintiff alleges that beginning in December 2008 the marginal rate began to increase. Plaintiff asserts claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment and duress. Plaintiff seeks to certify a nationwide class of all American Express cardmembers who received unilateral interest rate increases despite their accounts being in good standing.
In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the U.S. District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increases. American Express filed a motion to compel arbitration, and plaintiff has amended their complaint to limit the class to California residents only. The Company filed a revised motion to compel arbitration and a motion to dismiss the amended complaint. Both motions were denied by the Court. Subsequently, in response to a request by the Company, the Court stayed the action pending the outcome of a case captioned AT&T Mobility v. Concepcion, which is pending before the U.S. Supreme Court and may impact the question of whether the Company’s motion to compel arbitration should have been granted.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the U.S. Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the U.S. District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety. Subsequently, in response to a request by the Company, the Court stayed the Homa action pending the outcome of the case AT&T Mobility v. Concepcion, which is pending before the U.S. Supreme Court and may impact the question of whether the Company’s motion to compel arbitration should have been granted.
In July 2004, a purported class action captioned Ross et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the U.S. Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, and who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court, which seeks dismissal of plaintiff’s complaint, and that motion is pending.
The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, pending in the U.S. District Court for the Northern District of Illinois. The allegations in Kaufman relate primarily to monthly service fee charges in respect of the Company’s gift card products, with the principal claim being that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. In January 2009, the Company signed a Memorandum of Understanding to resolve these claims. Since such time, the parties have entered into a settlement agreement that was submitted to the Court for preliminary approval. The proposed Settlement Class consists of “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” Under the terms of the proposed settlement, in addition to certain non-monetary relief, the Company would pay $3 million into a settlement fund. Members of the settlement class would then be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees, and any monies remaining in the settlement fund after payment of all claims would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards with no purchase fee. Finally, the Company would be responsible for paying class counsel’s reasonable fees and expenses and certain expenses of administering the class settlement. The Company is also a defendant in two other putative class actions making allegations similar to those made in Kaufman: Goodman v. American Express Travel Related Services, pending in the U.S. District Court for the Eastern District of New York, and Jarratt v. American Express Company, filed in California state court in San Diego. If the court ultimately approves the proposed settlement in Kaufman, all related gift card claims and actions would also be released. In August 2010, in response to objections by plaintiffs in certain of the other pending cases, the Kaufman court partially granted and partially denied approval of the settlement. The Company has filed a motion for reconsideration of the portion of the court’s decision partially denying approval of the settlement, and that motion is pending.
International Matters
In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action. The Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$11.2 million plus interest on the non-disclosure claims. In addition, the Court awarded punitive damages in the amount of CDN$2.2 million. The judgment has been appealed by Amex Bank of Canada. The appeal is scheduled to be heard by the Quebec Court of Appeal in September 2011.
In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November. The Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$7.1 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Court awarded punitive damages in the amount of CDN$21.52 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. The appeal is scheduled to be heard by the Quebec Court of Appeal in September 2011.

ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of each of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 (the “2010 First and Second Quarter Forms 10-Q”), and should be read in conjunction with the discussion of risk factors set forth in such sections. Based on the information currently known to the Company, it believes that the matters discussed below, together with the risk factors set forth in the 2009 Form 10-K and the 2010 First and Second Quarter Forms 10-Q, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2009 Form 10-K and the 2010 First and Second Quarter Forms 10-Q. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Risk Factor

Ongoing legal proceedings regarding the Company’s “anti-steering” and surcharging policies could require changes to those policies that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to the Company’s global reputation and brand.

The Department of Justice (DOJ) and certain state attorneys general have recently brought an action against the Company alleging that the Company’s “anti-steering” policies that prohibit merchants from discriminating against the Company’s card products in favor of other forms of payment at the point of sale violate the U.S. antitrust laws. Visa and Mastercard are also defendants in this proceeding, but they have agreed to settle the complaint. In addition, the Company and its competitor networks are defendants in a number of actions, including class actions, filed by merchants that challenge both the Company’s and its competitors’ anti-steering policies as well as surcharging policies. A description of these legal proceedings is contained in “Legal Proceedings” above. An adverse outcome in any of these proceedings against the Company could materially and adversely impact the profitability of the Company, require it to change its policies in a way that could expose the Company’s card products to steering or other forms of discrimination at the point of sale, result in the imposition of substantial monetary damages and/or damage the Company’s global reputation and brand. Even if the Company were not required to change its policies, changes in policies agreed to by Visa and Mastercard pursuant to their settlement agreement with the DOJ and state attorneys general, or other changes to their policies or practices as a result of the proceedings brought by merchants against them, could subject the Company to market pressures that force it to make certain changes to its own policies and practices, which could materially and adversely impact its profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2010.

				Maximum
			Total Number	Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid Per Share	or Programs (3)	Programs
July 1-31, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	1,914	$38.57	N/A	N/A

August 1-31, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	24,804	$44.59	N/A	N/A

September 1-30, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	158	$40.50	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	26,876	$44.14	N/A

(1)
As of September 30, 2010, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

AMERICAN EXPRESS COMPANY

(Registrant)

Date: November 3, 2010	By	/s/ Daniel T. Henry Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: November 3, 2010	By	/s/ Joan C. Amble Joan C. Amble
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