Form 10-K
period 2010-12-31
AMERICAN EXPRESS CO
filed 2011-02-28
CIK 4962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-7657

American Express Company
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-4922250 (I.R.S. Employer Identification No.)
World Financial Center 200 Vesey Street New York, New York (Address of principal executive offices)	10285 (Zip Code)

Registrant’s telephone number, including area code: (212) 640-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares (par value $0.20 per Share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $47.6 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 22, 2011, there were 1,202,409,106 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of Registrant’s 2010 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 2, 2011.

Form 10-K

Item Number

i

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

We are principally engaged in businesses comprising four reportable operating segments: U.S. Card Services, International Card Services, Global Commercial Services, and Global Network & Merchant Services, all of which we describe below. Corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, publishing business, as well as other company operations, are included in Corporate & Other.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations Web site on the Internet at http://ir.americanexpress.com. We make available free of charge, on or through this Web site, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). To access these materials, just click on the “SEC Filings” link under the caption “Financial Information/Filings” on our Investor Relations homepage.

You can also access our Investor Relations Web site through our main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of our homepage. Information contained on our Investor Relations Web site and our main Web site is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

2010 Highlights

Compared with 2009, we delivered:

•	total revenues net of interest expense of $27.8 billion, up 13% from $24.5 billion

•	income from continuing operations of $4.1 billion, up 90% from $2.1 billion

      *Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

•	net income of $4.1 billion, up 90% from $2.1 billion

•	diluted earnings per share based on net income of $3.35, up 118% from $1.54

•	return on average equity of 27.5%, compared with 14.6%.

The Company’s results for 2010 reflected strong spending growth and improved credit performance. Throughout the year cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses. Cardmember spending levels in 2010 reached record levels at the end of the year. Improving credit trends contributed to the reduction in loan and receivable write-offs and the reduction of loss reserve levels over the course of 2010 when compared to 2009. It is expected that the year-over-year benefits from improving credit trends will decrease over the course of 2011. While the Company invested at historically high levels in 2010, it intends to maintain the flexibility to scale back on investments as business conditions change and the benefits realized from improving credit trends lessen.

Despite improvement in parts of the economic environment, challenges clearly remain for the Company, both in the United States and in many other key regions. These challenges include weak job creation, volatile consumer confidence, consumer behavior, an uncertain housing market, and the regulatory and legislative environment, including the uncertain impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and of the proceeding against the Company recently brought by the Department of Justice (“DOJ”) and certain state attorneys general alleging a violation of the U.S. antitrust laws. In addition, as previously discussed, the Company will stop receiving quarterly litigation payments from MasterCard International, Inc. (“MasterCard”) and Visa Inc. (“Visa”) at the end of the second and fourth quarters of 2011, respectively, and year-over-year comparisons will be more difficult to maintain in light of the strong 2010 results.

In 2011, the Company will be particularly focused on several initiatives designed to help us accomplish our long-term growth goals: providing greater value to merchants; adding more women, minorities and younger adults to our customer base; accelerating our growth outside the U.S.; making significant progress in the Enterprise Growth Group; and increasing our share of online spending across all products while transforming our customers’ digital experience.

We also continue to seek more ways to turn existing capabilities and relationships into new fee services. In the past eighteen months, we launched or expanded several key initiatives, including Business Insights, which provides analytics and consulting services to help merchants attract more customers and increase sales, and AcceptPay, which simplifies the invoicing and payment process for small businesses. Overall, we set an aggressive goal to generate $3 billion in annual fee-based revenues for the Company by the end of 2014.

For a complete discussion of our 2010 financial results, including financial information regarding each of our reportable operating segments, see pages 20-120 of our 2010 Annual Report to Shareholders, which are incorporated herein by reference. For a discussion of our principal sources of revenue, see pages 72-73 of the 2010 Annual Report to Shareholders.

Products and Services

The Company’s range of products and services includes:

•	charge and credit card products

•	expense management products and services

•	consumer and business travel services

•	stored value products such as Travelers Cheques and other prepaid products

•	network services

•	merchant acquisition and processing, point-of-sale, servicing and settlement, and marketing and information products and services for merchants; and

•	fee services, including market and trend analyses and related consulting services, fraud prevention services, and the design of customized customer loyalty and rewards programs.

The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, on-line applications, targeted direct and third-party sales forces, and direct response advertising.

The Company’s products and services generate the following types of revenue for the Company:

•	Discount revenue, the Company’s largest revenue source, which represents fees charged to merchants when cardmembers use their cards to purchase goods and services on the Company’s network;

•	Net card fees, which represent revenue earned for annual charge card memberships;

•	Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments;

•	Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services’ partners (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees; and

•	Interest and fees on loans, which principally represents interest income earned on outstanding balances, and card fees related to the cardmember loans portfolio.

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network (collectively, “Cards”). Our Cards permit our cardmembers (“Cardmembers”) to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. At December 31, 2010, we had total worldwide Cards-in-force of 91.0 million (including Cards issued by third parties). In 2010, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $713 billion.

The Company has also recently created an Enterprise Growth Group to focus on generating alternative sources of revenue on a global basis, both organically and through acquisitions, in areas such as online and mobile payments and fee-based services. For a discussion concerning our Enterprise Growth Group, please see “Corporate & Other” below.

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

Spend-Centric Model is Competitive Advantage

Despite the continuing challenges of the current economic environment, we believe our “spend-centric” business model (which focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees) continues to give us significant competitive advantages. Average spending on our Cards, which is substantially higher on a per-card basis for us versus our competitors, represents greater value to merchants in the form of loyal customers and higher sales. This enables us to earn premium discount rates and thereby invest in greater value-added services for merchants and Cardmembers. As a result of the higher revenues generated from higher spending Cardmembers, we have the flexibility to invest in more attractive rewards and other incentives to Cardmembers, and targeted marketing and other programs and investments for merchants, all of which in turn create incentives for Cardmembers to spend more on their Cards. The significant investments we make in rewards and other compelling value propositions for Cardmembers drive Card usage at merchants and encourage Cardmember loyalty. This business model, along with our closed-loop network, in which we are both the Card issuer and, in most instances, the merchant acquirer, gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and our Card-issuing partners.

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

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global general-purpose charge and credit card network for both proprietary Cards and Cards issued under the global network services business. It also manages merchant services globally, which includes signing merchants to accept Cards as well as processing and settling Card transactions for those merchants. This segment also offers merchants point-of-sale, servicing and settlement, fraud prevention services, and marketing and information products and services.

Cards bearing our logo are issued by our principal operating subsidiary, TRS, by the Company’s U.S. bank subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and by other operating and bank subsidiaries outside the United States. They are accepted at all merchant locations worldwide that accept American Express-branded Cards. In addition, depending on the product, Cards bearing our logo are generally accepted at ATM locations worldwide that accept Cards. TRS and its subsidiaries, including Centurion Bank and AEBFSB, issue the majority of Cards on our network.

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

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards and acquire merchants on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Cardmember and merchant base for our network worldwide. The GNS business has established 129 card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 131 countries.

In 2010, GNS signed four new partners to issue Cards and/or acquire merchants on the American Express network. Additionally, GNS partners launched approximately 77 new products during 2010, bringing the total number of American Express-branded GNS partner products to approximately 1,000.

GNS focuses on partnering with qualified third-party banks and other financial institutions that choose to issue Cards accepted on our global network and/or acquire merchants on our network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.**

As discussed below, while GNS has added significant partners in 2010, a core strategy of GNS is to build and invest in deeper and more meaningful relationships with its existing partners.

With approximately 1,000 different Card products launched on our network so far by our partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. GNS enables us to expand our network’s global presence generally without assuming additional Cardmember credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases they can target with American Express-branded products, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 24%, and totaled over 29 million Cards at the end of 2010. Outside the United States, 75% of new Cards issued in 2010 were Cards issued by GNS partners. Spending on GNS Cards has grown at a compound annual rate of 25% since 1999. Year-over-year spending growth on these Cards in 2010 was 28%, with total spending equal to $92 billion.

In assessing whether a given country should be proprietary, GNS, or some combination thereof, we consider a wide range of country-specific factors including the stability and attractiveness of returns, the size of the affluent segment, the strength of available marketing and credit data, the size of co-brand opportunities and how best can we create strong merchant value.

GNS Arrangements

Although the structures and details of each of the GNS arrangements vary, all of them generate revenues for us from the Card transaction volumes they drive on the American Express network. Gross revenues we receive per dollar spent on a Card issued by a GNS partner are generally lower than those from our proprietary Card-issuing business. However, because the GNS partner is responsible for most of the operating costs and risk of its Card-issuing business, our operating expenses and credit losses are generally lower than those in our proprietary Card-issuing business. The GNS business model generates an attractive earnings stream and risk profile that requires a lower level of capital support. The return on equity in our GNS business can thus be significantly higher than that of our proprietary Card-issuing business. In addition, since the majority of GNS costs are fixed, the GNS business is highly scalable. GNS partners benefit from their association with the American Express brand and their ability to gain attractive revenue streams and expand and differentiate their product offerings with innovative marketing programs.

Our GNS arrangements fall into the following three main categories: Independent Operator Arrangements, Network Card License Arrangements and Joint Venture Arrangements.

      ** The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with third-party issuers and merchant acquirers.

Independent Operator Arrangements

The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2010, we had 64 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in countries in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the country, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO bank partners are licensed to issue local currency Cards in their countries, including the classic Green, Gold and Platinum American Express Cards. In addition, the majority of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Cardmember billings, foreign exchange conversion revenue, royalties on charge volume at merchants, share of discount revenue and, in some partnerships, royalties on net spread revenue or royalties on cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Cardmember and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

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

Examples of countries where we have entered into IO arrangements include Brazil, Russia, China, Indonesia, Turkey, Ecuador, Greece, South Korea, Pakistan, Croatia, Peru, Portugal and Vietnam. Through our IO partnerships, we believe we can accelerate growth in Cardmember spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements

The second type of GNS arrangement is known as a network card license (“NCL”). At the end of 2010, we had 61 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain share in countries in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party financial institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Cardmembers), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point-of-sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in the United States, United Kingdom, Australia and Japan.

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

Joint Venture Arrangements

The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland and Belgium, as well as in other countries. In these countries, we join with a third-party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to the American Express network and issues local currency Cards that carry our logo. In a JV arrangement, the JV is responsible for the Cardmember credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, card fees and net spread revenues. The economics of the JV are similar to those of our proprietary Card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, AEOCC Ltd., purchases card receivables from certain of the GNS JVs from time to time.

GNS Business Highlights

Outside the United States we signed a number of agreements in 2010 to enhance our presence in countries where we already do business and further expanded our global presence into new geographic areas.

Some of the highlights of our GNS business outside the United States in 2010 include:

•	Announcement of a new card partnership with Sberbank, a leading retail bank in Russia, for the issuance of American Express branded-cards in Russia

•	Expansion of our card-issuing partnership with China Merchants Bank through the launch of American Express consumer Cards that bear the Centurion image

•	Announcement of the launch of the Pantai American Express® Credit Card with Maybank in Malaysia, the first medical co-brand credit card with a leading healthcare service provider in Malaysia

•	Renewal by Credit Saison of its signature product line in Japan and introduction of four new Saison American Express Cards with the Centurion image

•	Launch of the Blue from American Express Card in Georgia, with our partner, Bank of Georgia

•	Launch of the Blue from American Express Card in Kazakhstan, with our partner, Kazkommertsbank

•	Launch of the American Express® Gold Card in Armenia, with our partner, ACBA Credit Agricole.

GNS continues to expand the airline co-brand products issued through GNS relationships, launching 8 new airline co-brands in 2010 bringing the total to 52 airline co-brand products. Some of the key airline co-brand launches outside the United States in 2010 include:

•	Hana SK Skypass American Express® Card and the Hana SK Skypass Corporate American Express® Card with HanaSK Card Co., Ltd. in Korea

•	Lotte Skypass from American Express with Lotte Bank in South Korea

•	Miles & More Brussels Airlines products with our partner Alpha Card in Belgium

•	AAdvantage from Bank of America Europe Card Services (MBNA) in the United Kingdom

•	Aeroflot Card from American Express with our partner Russian Standard Bank in Russia

•	La Tarjeta Distancia American Express® Platinum and Elite with Banco de Guayaquil in Ecuador.

Some of the highlights of our GNS business in the United States in 2010 include:

•	Announcement of a new partnership for Macy’s and Bloomingdale’s credit cards to be co-branded exclusively with American Express and issued by Citibank

•	Announcement of a new partnership with Regions Bank in the U.S. to launch the Regions Reservesm American Express® Card, developed for Regions Bank’s Private Banking clients and issued by Bank of America.

Global Merchant Services

We operate a GMS business, which includes signing merchants to accept Cards, accepting and processing Card transactions, and settling with merchants that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide marketing information, and other programs and services to merchants, leveraging the capabilities provided by our investments in our closed-loop structure, as well as point-of-sale products, servicing, and fraud prevention services.

Our objective is for Cardmembers to be able to use the Card wherever and however they desire, and to increase merchant coverage in key geographic areas and in selected new industries that have not traditionally accepted the Card. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales and service agents, strategic alliances with banks and processors, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., where merchants desiring to accept the Card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

During 2010, we continued expanding our integrated American Express OnePoint® solution for small- and medium-sized merchants in the United States. Under this program, third-party service agents provide payment processing services to merchants on our behalf for Card transactions, while we retain the acceptance contract with participating merchants, manage merchant pricing decisions and negotiations, and receive the same transactional information we always have received through our closed-loop network. This program simplifies card processing for small- and medium-sized merchants by providing them with a single source for statements, settlement and customer service. We are now following a similar strategy to our OnePoint solution in Spain through our arrangement with La Caixa, one of Spain’s largest acquirers.

GMS continues to significantly expand the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card. Over the last several years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2010, U.S. non-travel and entertainment billings represented approximately 71.5% of the U.S. billed business on American Express Cards. This shift resulted, in part, from the growth, over time, in the types of merchants that began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, our focus on expanding Card acceptance to meet Cardmembers’ needs, and increased competition from our competitors for travel and entertainment sector spending.

During 2010, we continued our efforts to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, we have made headway in promoting Card acceptance in industries such as pharmaceuticals, construction, industrial supply, insurance and advertising. Card acceptance agreements signed in 2010 in the United States include:

•	Mercury Insurance Group, a leading insurance company

•	BDO USA, LLP, a leading professional services firm providing assurance, tax, financial advisory and consulting services

•	Applied Medical, a global medical device company that develops, manufactures and markets medical devices used in surgical procedures.

Internationally, among others, Card acceptance agreements were reached with:

•	Centro de Recaudaciones de Impuestos Municipales (CRIM), the tax collections governmental agency in Puerto Rico & the Caribbean

•	Municipio de Naucalpan in Mexico

•	AAMI, one of Australia’s largest and highest profile general insurance companies

•	Ageas Insurance Solutions in the United Kingdom.

Additionally, we continued our drive to expand Card acceptance for retail and everyday spending categories outside the United States. For example, during 2010, we announced Card acceptance agreements with:

•	Seven Eleven, now accepting the Card in Mexico

•	Best Buy, now accepting the Card in the United Kingdom

•	Kaiser’s Tengelmann AG, now an accepting supermarket merchant in Germany.

Globally, acceptance of general-purpose charge and credit cards continues to increase. As in prior years, during 2010, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Management estimates that, as of the end of 2010, our merchant network in the United States accommodated more than 90% of our Cardmembers’ general-purpose charge and credit card spending, and our international merchant network as a whole accommodated approximately 80% of our Cardmembers’ general-purpose charge and credit card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the amount charged on a Card. In some instances, an additional flat transaction fee is assessed. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, including for all U.S. merchants, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which submits the transactions to the appropriate Card issuer. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us from the merchant.

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

The merchant discount we charge reflects the value we deliver to the merchant and generally represents a premium over the rates charged for acceptance of many cards issued on other networks. We deliver greater value to merchants in a variety of ways, including through higher spending by our Cardmembers relative to users of cards issued on competing card networks, our product and network features and functionality, our marketing expertise and programs, information services, fraud prevention services, and other investments which enhance the merchant value propositions associated with acceptance of the Card.

The merchant discount varies, among other factors, with the industry in which the merchant does business, the merchant’s Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global) and the Charge amount.

In prior years, we experienced some reduction in our global weighted average merchant discount rate. The average discount rate was 2.55 percent and 2.54 percent for 2010 and 2009, respectively. Over time, certain repricing initiatives, changes in the mix of business and volume-related pricing discounts and investments will likely result in some erosion of the average discount rate.

While most merchants that accept our Cards understand our merchant discount pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of the Card. Subject to local legal requirements (such as, by way of example, Dodd-Frank), we respond to this issue vigorously to ensure that our Cardmembers are able to use their Card where and when they want to and to protect the American Express brand. We have made progress limiting Card suppression by focusing on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide to merchants through programs such as DailyWish and American Express Selects, which enable merchants of any size to gain valuable exposure and additional sales by providing exclusive offers and experiences to American Express Cardmembers; developing and providing new and innovative business insights, marketing programs and fraud prevention tools using information available through our closed-loop network; providing better and earlier communication of our value proposition; and, when appropriate, exercising our right to terminate Card acceptance agreements with merchants who seek to suppress the use of our Card products. We have a client management organization which is dedicated to growing our merchant customers’ business and finding ways to enhance effectiveness of our relationship with these key business partners. Most importantly, we recognize that it is the merchant’s choice whether or not to accept American Express cards and that all merchants have numerous options given the intense competition from new and traditional forms of payment. Therefore, we dedicate substantial resources to delivering superior and differentiated value to attract and retain our merchant customers.

The laws of a number of states in the U.S. and certain countries outside the U.S. prohibit surcharging credit card purchases. American Express’ Card acceptance agreements with merchants generally do not prohibit surcharging so long as it is permitted by law and a merchant does not discriminate against the Card by surcharging higher amounts on purchases with the Card than on purchases with other cards, or by imposing a surcharge only on Card purchases, but not on purchases made with other cards. American Express also does not prohibit merchants from offering discounts to customers who pay with cash, check or Automated Clearing House (i.e., inter-bank transfers or “ACH”). In addition, American Express does not prohibit U.S. merchants from offering discounts or in-kind incentives to customers who pay with particular forms of payment in accordance with the provisions of Dodd-Frank, which was enacted in July 2010. For information concerning the proceeding against us recently brought by the DOJ and certain state attorneys general alleging violation of the U.S. antitrust laws with regard to certain provisions of our merchant agreements that are designed to protect our Cardmembers and our brand against discrimination at the point of sale, please see “Corporate Matters” within “Legal Proceedings” beginning on page 91.

GMS is focused on understanding and addressing factors that influence merchant satisfaction, including developing and executing innovative programs that increase Card usage at merchants, using technology resources, enhancing operational efficiencies and merchants’ ease of doing business with us, providing a suite of online servicing tools, making our United States operating procedures easily available to merchants on our Web site, applying our closed-loop capabilities and deep marketing expertise, and strengthening our relationships with merchants through an expanding roster of services that helps them meet their business goals.

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

In November 2010, we acquired Accertify Inc., a leading provider of solutions that help merchants combat fraudulent online and other card-not-present transactions. Launched in 2007, Accertify provides a hosted software application that offers an extra level of security for transactions over any of the major payment networks, including American Express, Visa, MasterCard, Discover and PayPal, or any other alternative payment method. Accertify also offers merchants the option to outsource their end-to-end fraud management process. With the acquisition of Accertify, American Express is able to broaden its fraud prevention services to merchants for transactions that take place on all networks. Accertify’s capabilities are incremental and complementary to American Express’ fraud solutions already offered to merchants for transactions on the American Express network.

In November 2010, we also announced the launch of American Express SafeKeysm, an online fraud prevention solution, which licenses Visa’s 3-D Secure Protocol, a technology embraced by the payments industry as a global standard for payment authentication.

We continue to focus our commitment to driving global interoperability in payment card specifications, making it easier for merchants to accept our Cards, for Cardmembers to have a more seamless experience at the point of sale, and for issuers who have more than one network relationship to have a standard across their card products.

We are an owner-member of EMVCo, the standards body that manages, maintains, and enhances specifications for chip-based payment cards and acceptance devices, including point-of-sale terminals. Our participation in this company helps to drive secure and interoperable payments globally for transactions made with chip cards by aligning and progressing the EMV specifications. Further, as EMVCo’s scope expands to include emerging payment technologies such as contactless cards and mobile phones, our participation will facilitate our products and specifications being universally compatible and ready for merchant acceptance.

We continue to focus our efforts in areas that make use and acceptance of the Card more convenient for merchants and Cardmembers. For instance, American Express offers a contactless payment feature embedded in certain cards, to provide a fast, easy-to-use alternative to cash, check, debit or other payment forms, particularly for making everyday purchases at merchants where speed and convenience is important. In the U.S., top quick-service restaurants, movie theaters, drug and convenience stores and major retail chains readily accept American Express contactless payments. Similarly, Automatic Bill Payment focuses on providing convenience by allowing merchants to bill Cardmembers on a regular basis for recurring charges approved by the Cardmember such as insurance premiums, newspaper subscriptions, health club memberships, commutation costs and telecommunication services. Additionally, to provide extra convenience and speed at the point of sale, low value transactions (under $25 in the U.S.) do not require a signature.

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

Our relationships allow us to analyze information on Cardmember spending. This enables us to provide targeted marketing and other information services for merchants and special offers and services to Cardmembers through a variety of channels. Recently, we created a business within GMS called American Express® Business Insights, which offers products and services derived from our strong business model and closed loop network. Business Insights combines aggregated, non-personally identifiable data and trend analysis to provide specialized business planning and marketing expertise to our customers. At the same time, we protect the confidentiality of information on Cardmember spending, and comply with our privacy and firewall policies and applicable legal requirements.

We work closely with our Card-issuing and merchant-acquiring bank partners to maintain key elements of this closed-loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services and billing errors. Typically, we offset the amount due to the Cardmember against payments for the merchant’s current or future Charge submissions. We can realize losses when a merchant’s offsetting Charge submissions cease, such as when the merchant decides to no longer accept the Card, commences a bankruptcy proceeding or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by holding cash reserves funded through Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant requiring the merchant to secure a letter of credit or a parent company guarantee, or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies in accordance with relevant accounting rules.

With the increase in electronic transmission of payment card transaction data over merchants’ point-of-sale systems, American Express and other card networks recognized the necessity for merchants and merchant processors to secure this data against accidental or intentional compromise using a standard protocol that applies to all card types. We and Discover Financial Services, JCB Co., Ltd., MasterCard Worldwide and

Visa formed PCI Security Standards Council, LLC (“PCI SSC”), an independent standards-setting organization. PCI SSC’s role is to manage the Payment Card Industry (“PCI”) Data Security Standard, and more recently the PCI PIN Entry Device (“PED”) Security Requirements and the Payment Application Data Security Standard, which focus on improving payment card account security throughout the transaction process. By establishing PCI SSC, we and the other founders have developed common standards that are more accessible and efficient for participants in the payment card industry. All our merchants and service providers that store, process and transmit payment card data are required to comply with the PCI Data Security Standard. PCI SSC is dedicated to driving greater education, awareness and adoption of these security standards to ensure that all stakeholders involved in the payment process conduct their business responsibly.

In some markets outside the United States, particularly in Asia, third-party processors and some bankcard acquirers offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice is known as “dynamic currency conversion.” If a merchant utilizes a dynamic currency conversion process, the merchant and processor share any fee assessed or spread earned for converting the transaction at the point-of-sale, thus reducing or eliminating revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. This practice is still not widespread, and it remains uncertain whether its use will expand over time. Our policy generally requires merchants to submit Charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember’s billing currency.

Global Network & Merchant Services — Competition

Our global card network, including our Global Merchant Services and Global Network Services businesses, competes in the global payments industry with other card networks, including, among others, Visa, MasterCard, Diners Club International (which was acquired by Discover Financial Services), and Discover (primarily in the United States). We are the third largest general-purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which we believe are larger than we are in most countries. In addition, apart from such network services, a range of companies globally, including merchant acquirers and processors, carry out some activities similar to those performed by our GMS and GNS businesses. No single entity participates on a global basis in the full range of activities that are encompassed by our closed-loop business model.

The principal competitive factors that affect the network and merchant service businesses include:

•	the number of Cards-in-force and amount of spending on these Cards

•	the quantity and quality of the establishments where the Cards can be used

•	the economic attractiveness to card issuers and merchants of participating in the network

•	the success of marketing and promotional campaigns

•	reputation and brand recognition

•	innovation and investment in systems, technology, product and service offerings, particularly in on-line commerce

•	the quality of customer service

•	the security of Cardmember and merchant information

•	the impact of existing litigation, legislation and government regulation

•	the cost of Card acceptance relative to the value provided.

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal), wireless payment technologies

(including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to payment cards, and bank transfer models.

New technologies, together with the portability provided by smartphones and tablets and evolving consumer behavior with social networking, are rapidly changing the way people interact with each other and transact business all around the world. In this connection, traditional and non-traditional competitors such as mobile telecommunications companies are working to deliver digital and mobile payment services for both consumers and merchants. While we estimate that we have the largest share of online spending of any major card issuer and more global online billings volume than PayPal, the competition remains fierce for capturing online spend in the ever-increasing digital world.

To the extent alternative payment mechanisms and systems, such as aggregators, continue to successfully expand, discount revenues and our ability to access transaction data through our closed-loop network, and potentially other revenues could be negatively impacted. In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online. For a discussion concerning our involvement in the emerging payments area, please see “Enterprise Growth” beginning on page 34 below.

Some of our competitors have attempted to replicate our closed-loop functionality, such as Visa, with its Visa Incentive Network. Although it remains to be seen how effective Visa will be, efforts by Visa and other card networks and payment providers to replicate the closed-loop speak to its continued value and to the intensely competitive environment in which we operate.

Global Network & Merchant Services — Regulation

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting GNS’ arrangements with banks and qualifying financial institutions, because such banks and institutions generally are already authorized to issue general-purpose cards and, in the case of our IO arrangements, to operate merchant-acquiring businesses. Accordingly, our GNS partners have generally not had difficulty obtaining appropriate government authorization in the countries in which we have chosen to enter into GNS arrangements. As a service provider to regulated U.S. banks, our GNS business is subject to review by certain federal bank regulators, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”) and the Office of Thrift Supervision (“OTS”).

As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As a result of American Express Company and TRS each being bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. For additional information about our regulatory status, please see “Supervision and Regulation — General” beginning on page 38 below.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers and the fees merchants are charged to accept cards. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Hungary, the European Union, Australia, Brazil, Mexico and Venezuela, among others, have conducted investigations that are either ongoing, concluded, or on appeal.

The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge payable by merchants for bankcard debit and credit card acceptance in these systems. By contrast, the American Express network does not have interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and their operations on a multilateral basis, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In the United States, Congress continued to focus on the interchange issue during 2010. Congress passed Dodd-Frank, which the President signed into law in July 2010. Dodd-Frank gives the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. American Express does not offer a debit card linked to a deposit account, but does issue various types of prepaid cards. Reloadable general-use prepaid cards, but not those marketed or labeled as gift cards or gift certificates, are exempt from the interchange fee limitations. In contrast to the interchange fee limitations, all prepaid cards would be subject to the exclusive network routing restrictions for electronic debit transactions. In December 2010, the Federal Reserve issued a Notice of Proposed Rulemaking requesting comments to implement the interchange fee limitations and exclusive network routing restrictions. The Federal Reserve has proposed two options for the interchange limitations and describes two interpretations of the statutory language on the exclusive network routing restrictions. Comments on the proposal were due by February 22, 2011. The Federal Reserve must issue final rules on the interchange limitations by April 2011, and those rules take effect on July 21, 2011. The Federal Reserve must issue final rules on the exclusive network routing restrictions by July 21, 2011. The statute does not specify when those rules must take effect. The proposed rules issued by the Federal Reserve have garnered attention from members of Congress, and the relevant congressional committees have held hearings to review the proposal. It is difficult to assess at this time the extent to which the final regulations, once issued, could adversely impact our revenues and profitability.

Additionally, Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of these new laws, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment, such as debit, which could adversely affect our revenues and profitability. During the last four years, a number of bills were proposed in individual state legislatures seeking to impose caps on credit card interchange fees or to prohibit credit card companies from charging a merchant discount on the sales tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive cardholder payment information. In 2010, Vermont enacted legislation that permits merchants to set a minimum dollar value of no more than $10 for acceptance of any form of payment; permits merchants to provide discounts or other benefits based on the form of payment (i.e., card, cash, check, debit card, stored-value card, charge card or credit card); and permits merchants to accept the cards of a payment system at one or more of its locations but not at others. This legislation may serve as a model for other states. In the event that additional legislative or regulatory activity to limit interchange or merchant fees continues or increases, or state data security legislation is adopted, our revenues and profitability could be adversely affected.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of changes in the marketplace, we reduced our own merchant discount rates in Australia over time, although we have been able to increase billed business and the number of merchants accepting our Cards. In addition, under legislation enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates for credit cards cannot exceed 3%. The Central Bank of Venezuela has issued regulations regarding the maximum level of merchant discount rates by industry category. In December 2007, the European Commission ruled that MasterCard’s multilateral interchange fees (“MIF”) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices. The Commission’s decision applies to cross-border consumer credit, charge and debit card transactions within the EU and to domestic transactions to which MasterCard has chosen to apply the cross-border MIF. The ruling does not prevent MasterCard and its member banks from adopting an alternative MIF arrangement that can be proven to comply with EU Competition rules. Although the Commission’s investigation included commercial cards, it has reserved judgment for the time being on the legality of MasterCard’s cross-border MIF for commercial card transactions. MasterCard lodged an appeal against the Commission’s findings, which is pending. An interim settlement, pending the appeal, was agreed to in 2009 between the Commission and MasterCard, capping MIF at 30 basis points for consumer card transactions and 20 basis points for debit card transactions.

In 2002, the Commission granted an exemption to Visa regarding its MIFs for cross-border consumer card transactions within Europe. This exemption expired on December 31, 2007 and in March 2008 the Commission opened formal antitrust proceedings against Visa Europe Limited in relation to Visa’s MIFs for such transactions. The Commission indicated that the MasterCard decision should “provide Visa with guidance for the way ahead,” although it stated that “every MIF must be examined on its own merits.” In 2010, the Commission accepted Visa Europe’s pledge to cut its cross-border debit card MIF to 20 basis points for four years. The Commission’s investigation into Visa Europe’s credit and deferred debit card MIF for cross-border transactions remains ongoing.

Developments at the EU level may affect how the competition authorities in the Member States of the EU view domestic interchange and the progress of ongoing investigations. In 2007, for example, consistent with the Commission’s findings of that year in its case against MasterCard, the competition regulator in Poland found insufficient basis for Visa and MasterCard interchange fees and ordered the associations and their members to stop their current interchange setting practices. However, the banks appealed that decision, and in November 2008 the decision was overturned. The Polish Competition Authority has appealed that ruling. More recently, the Office of Fair Trading in the United Kingdom indicated that it was delaying further consideration of its cases against MasterCard and Visa pending the outcome of the appeal of the European Commission’s decision against MasterCard.

In 2010, national parliaments in Hungary and France enacted legislation to cap interchange fees or point of sale service charges without government sponsorship for these measures. Although in both cases the legislation has been either repealed or struck down on procedural grounds, it is possible there may be further attempts to enact regulation of merchant fees or interchange with direct or indirect impacts on American Express.

In August 2009, Visa and MasterCard settled an anti-trust case with the New Zealand regulatory authorities regarding whether the setting of interchange rates constituted price fixing and whether other scheme rules lessened competition. The settlement results in changes to the Visa and MasterCard scheme rules, which will set maximum interchange rates and also allow bilateral setting of lower interchange rates between issuers and acquirers, as well as remove the schemes’ no surcharging rules. On April 17, 2010, each of the schemes released their maximum interchange rates. It is difficult to assess at this time the extent to which the changes to interchange could adversely impact our revenues and profitability in New Zealand.

Regulators have also considered network rules that prohibit merchants from surcharging card purchases. In Australia, we have seen selective, but increasing, merchant surcharging on our Cards in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks. The member states of the European Economic Area have now implemented a relatively new legislative framework for electronic payment services, including cards, called the European Directive 2007/64/EC on payment services. This directive, commonly referred to as the Payment Services Directive, prescribes common rules for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the Payment Services Directive is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the Payment Services Directive permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the member states of the European Economic Area are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the Netherlands and Spain permitting it, in some cases within limits, and other countries such as France, Italy and Sweden prohibiting it. All member states permit discounts. The Payment Services Directive complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA involves the adoption of new, pan-European technical standards for cards and card transactions. All of the foregoing requires significant costs to implement and maintain.

The Canadian Competition Bureau has commenced an application against Visa and MasterCard under the price maintenance provisions of the Canadian Competition Act seeking a remedial order prohibiting Visa and MasterCard from entering into, enforcing or imposing terms that restrain merchants from certain business practices, including encouraging use of lower cost methods of payment and discouraging use of credit cards with higher card acceptance fees, declining acceptance of certain credit cards and surcharging customers who use Visa and MasterCard credit cards. While the Competition Bureau did not name American Express in its application, this action evidences the strong regulatory and judicial focus on this area, which could have indirect implications for American Express.

The Canadian Department of Finance requires Amex Bank of Canada as well as other payment networks, issuers and acquirers to adhere to the Code of Conduct for the Credit and Debit Card Industry in Canada which among other things requires increased transparency and disclosure of fees in merchant agreements and monthly statements, requires 90 days notice of merchant fee increases or introduction of new fees and gives merchants the right to cancel their contract without penalty after receiving such notice, allows differential discounting by merchants between forms of payment and payment networks and requires that merchants provide their express consent to accept new products or services.

U.S. CARD SERVICES

As a significant part of our proprietary Card-issuing business, our U.S. banking subsidiaries, Centurion Bank and AEBFSB, issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business, as does our Global Payment Options business.

The proprietary Card business offers a broad set of card products to attract our target customer base. As we continue to focus on premium products, the Company’s priority will be to drive billed business and average spend per card rather than achieve broad growth in cards-in-force. Core elements of our strategy are:

•	focusing on acquiring and retaining high-spending, creditworthy Cardmembers

•	designing Card products with features that appeal to specific customer segments

•	using strong incentives to drive spending on our various Card products, including our Membership Rewards® program and other rewards features

•	using loyalty programs such as Delta SkyMiles, sponsored by our co-brand and other partners to drive spending

•	developing and nurturing wide-ranging relationships with co-brand and other partners

•	promoting and using incentives for Cardmembers to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories

•	providing exceptional customer service.

In August 2010, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 10 of the largest card issuers in the United States, for the fourth consecutive year.

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express® Card, the American Express® Gold Card, the Platinum Card®, and the Centurion® Card, as well as the ZYNC® Card from American Express; revolving credit Cards such as Blue from American Express®, Blue Cash® Card from American Express, Blue Sky from American Expresssm, and Blue Sky Preferred from American Expresssm; and a variety of Cards sponsored by and co-branded with other corporations and institutions, such as the Delta SkyMiles® Credit Card from American Express, True-Earnings® Card exclusively for Costco members, Starwood Preferred Guest® Credit Card and JetBlue Card from American Express.

Centurion Bank and AEBFSB as Issuers of Certain Cards

We have two U.S. bank subsidiaries, Centurion Bank and AEBFSB, which are wholly owned subsidiaries of TRS. Each bank is an FDIC insured depository institution. The activities of Centurion Bank and AEBFSB are subject to examination by their respective regulators. Both banks take steps to maintain compliance programs to address the various safety and soundness, internal control and compliance requirements, including anti-money laundering requirements that apply to them. You can find a further discussion of the anti-money laundering initiatives affecting us under “Corporate & Other” below.

Certain additional information regarding each bank is set forth in the table below:

	Centurion Bank	AEBFSB
Type of Bank	Utah-chartered industrial bank	Federal savings bank

Regulatory Supervision	Regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC	Regulated, supervised and regularly examined by the OTS, a bureau of the U.S. Department of the Treasury, until July 21, 2011*; thereafter regulated, supervised and regularly examined by the OCC, a bureau of the U.S. Department of the Treasury.

Types of cards issued	• Consumer credit cards • Consumer charge cards	• Consumer credit cards (including all Co-brand credit cards) • Consumer charge cards • All OPEN® credit cards and charge cards

Marketing methods	Primarily direct mail and other remote marketing channels	• Direct mail and other remote marketing channels • In-person selling and third-party co-brand partners

Risk-based capital adequacy requirements**, based on Tier One risk-based capital, total risk-based capital and Tier One core capital ratios at December 31, 2010	Well capitalized	Well capitalized***

*	July 21, 2011 is the “transfer date” of the OTS’s supervisory responsibility for federal savings banks to the OCC under Section 311 of Dodd-Frank. The Treasury Secretary may extend the transfer date for up to six additional months upon finding that an orderly implementation process is not feasible by July 21, 2011.

**	The risk-based capital standards for both the FDIC and OTS are substantively identical. Currently, a bank generally is deemed to be well capitalized if it maintains a Tier One risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. For further discussion regarding capital adequacy, including changes to capital adequacy rules, please see “Supervision and Regulation — General — Capital Adequacy” beginning on page 41.

***	Since January 2009, AEBFSB has committed to maintain a Total capital ratio of no less than 15%.

Charge Cards

Our charge Cards, which generally carry no preset spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember’s current spending patterns, payment history, credit record, and financial resources. Cardmembers generally must pay the full amount billed each month, and no finance charges are assessed on the balance. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset-spending limit and pay-in-full nature of these products attract high-spending Cardmembers.

The charge Cards also offer several ways for eligible U.S. Cardmembers to pay off certain of their purchases over time. The Sign & Travel® Feature permits eligible U.S. Cardmembers to extend payment for airline tickets, cruise ship tickets and other travel charges purchased with our charge Cards. The Extended Payment Option permits eligible U.S. Cardmembers to extend payment for eligible charges above a certain dollar amount.

As part of our effort to deliver additional value for existing Cardmembers and to attract new high-spending customers to American Express, we launched in 2010 the following three new benefits for our Platinum Card® and Centurion Card® that will provide our consumer and OPEN® Cardmembers with improved value and service while traveling:

•	a $200 airline fee credit that allows Cardmembers to enroll and receive up to $200 annually on incidental fees on their airline of choice

•	a 20% travel bonus benefit that gives back to Cardmembers 20% of the points they redeem for travel when they use Membership Rewards® Pay With Points

•	a special version of the new American Express Travel iphone application.

We also announced in December 2010 that we will eliminate foreign currency transaction fees for U.S. consumer and small business Cardmembers who make international purchases with their Platinum Cards® or Centurion® Cards, which is expected to be effective towards the end of the first quarter of 2011.

In September 2010, we also announced that Continental Airlines will no longer participate in the Airport Club Access program for Centurion and Platinum Cardmembers or the Membership Rewards points transfer program as of October 1, 2011. However, Cardmembers will still be able to redeem points for travel on Continental Airlines® through Membership Rewards Pay with Points®. While Continental Airlines was a significant participant in the Airport Club Access Program and key redemption partner in our Membership Rewards points transfer program, we continue to strengthen our relationships with our Cardmembers by enhancing the value we provide through our premium offerings and benefits, including those listed above.

In May 2010, we launched the ZYNC® Card from American Express, a new charge Card with a low annual fee of $25. Cardmembers get core charge Card features and protections on the base card with the added flexibility to select bundles of rewards and benefits called “Packs” that are tailored to specific lifestyle interests and spending habits in categories such as music, fashion, food, travel and more.

Revolving Credit Cards

We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, interest rate and fee structures, rewards programs and Cardmember benefits. Revolving credit Card products, such as Blue from American Express, Blue Cash from American Express and Blue Sky from American Express, provide Cardmembers with the flexibility to pay their bill in full each month or carry a monthly balance on their Cards to finance the purchase of goods or services. Along with charge Cards and co-brand Cards, these revolving credit Cards attract affluent Cardmembers and promote increased relevance for our expanding merchant network.

In 2010, we launched Blue Sky Preferred from American Express, which offers double Blue Skysm points on hotel, dining and car rental purchases which can be redeemed towards travel anywhere, anytime, on any airline with no blackout dates or restrictions. In addition, Cardmembers receive an annual $100 Airline Allowance for use on airline incidental fees (e.g., checked baggage fees, in-flight meals, etc.). Blue Sky Preferredsm Card is the first proprietary lending product in the Blue Card family with an annual fee, diversifying the revenue streams of this portfolio.

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

During 2010, we introduced several new innovations to our existing products. For example, we launched the First Bag Free benefit which allows Gold, Platinum and Reserve Delta SkyMiles Credit Card Cardmembers to check their first bag for free on Delta Air Lines operated flights. We also launched two new benefits on the Starwood Preferred Guest Credit Card and the Starwood Preferred Guest Business Credit Card that provides a 5 night / 2 stay credit so Cardmembers earn elite status faster and an exclusive Sheraton Hotels and Resorts offer.

Co-brand Partnerships with Financial Services Institutions

We also issue Cards that are marketed under co-brand partnership arrangements with financial services partners. Such partnerships involve the offering of a standard product (issued by TRS or one of its subsidiaries) to customers of the financial services partner, generally co-branded with the partner’s name on the Card. Under these arrangements, we may make payments to the financial services partners that are primarily based on the number of accounts acquired and/or retained through the arrangement and/or the amount of Cardmember spending on such Cards. The duration of such arrangements generally ranges from three to seven years.

Card Pricing and Account Management

Certain Cards, particularly charge Cards, charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards with no annual fee but on which we assess finance charges for revolving balances. Depending on the product, we also charge

Cardmembers an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain services (e.g., additional copies of account statements). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, please see “Risk Management” appearing on page 48 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards® Program

The Membership Rewards program from American Express allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express Cards, and then redeem points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and even donations to benefit tens of thousands of charities. Points generally have no expiration date and there is no limit on the number of points one can earn. A large majority of spending by eligible Cardmembers earns points under this program.

The U.S. Membership Rewards program has over 150 redemption partners and features over 500 merchandise brands. Membership Rewards program tiers are aligned with specific Card products to better meet Cardmember lifestyle and reward program usage needs. American Express Cardmembers participate in one of three Membership Rewards program tiers based on the Credit or Charge Card they have in their wallet. For those Cardmembers with American Express Cards, such as Blue from American Express and ZYNC from American Express, we have the Membership Rewards Express® program. American Express Charge Cardmembers with American Express Green and Gold Cards have the Membership Rewards® program. Platinum Card® members and Centurion® Cardmembers are enrolled in the Membership Rewards First® program.

During the year, we enhanced our Membership Rewards® program with the introduction of new reward options designed to meet customer demand and provide Cardmembers with greater breadth and variety as well as utility. For example, we launched a new benefit that allows Membership Rewards points to be used for purchases on Amazon.com at the point of sale. In addition to this redemption option at Amazon, we have added a number of new partners to the program that give Cardmembers a broader range of opportunities to redeem points, such as Universal Studios Theme Parks, Four Seasons Hotels and Resorts, Victoria’s Secret, Ruby Tuesday and Zynga. In addition, Cardmembers now have the ability to pay for their annual membership fee with Membership Rewards points. We believe our Membership Rewards point bank is a substantial asset and a competitive advantage, and is moving towards becoming a valued virtual currency.

When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Cardmember charge volume, customer participation in the program, and contractual arrangements with redemption partners. At year end, we estimated that current Cardmembers will ultimately redeem approximately 90% of their points. For more information on our Membership Rewards program, see “Critical Accounting Policies — Reserves for Membership Rewards Costs” appearing on page 25 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, that Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and have favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Cardmembers and new marketing channels to reach these Cardmembers.

Cardmember Special Services and Programs

Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have. Examples of these special services and programs include:

•	the Membership Rewards® program	•	Automatic Flight Insurance
•	Premium Return Protection	•	Premium Baggage Protection
•	Global Assist® Hotline	•	CreditSecure®
•	Extended Warranty	•	Account Protector
•	Car Rental Loss and Damage Insurance Plan	•	Online Fraud Protection Guarantee
•	Purchase Protection Plan	•	Credit Card Registry
•	Emergency Card Replacement	•	My Free Credit Score and Report
•	Return Protection	•	Identity Theft Assistance
•	Manage Your Card Account Online	•	Event Ticket Protection Plan
•	Online Year-End Summary	•	Platinum Office Program
•	American Express Roadside Assistance Services	•	Online Money Manager
•	American Express Bill Pay®	•	Exclusive Access to Cardmember Events
•	Advanced Ticket Sales

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading provider of financial services to small businesses (generally, firms with less than 100 employees and/or annual sales up to $10 million). American Express OPEN (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including:

•	charge and credit cards

•	fee-based business solutions to help everyday business operations such as AcceptPay®, InsuranceEdgesm and SearchManager

•	rewards on eligible spend and business relevant redemptions

•	retail and travel protections such as purchase protection and baggage insurance

•	travel services

•	3%–10% or more discounts at select suppliers of travel, business services, and products through OPEN Savings®

•	expense management reporting

•	enhanced online account management capabilities

•	resources to help grow and manage a business through the award winning community-driven website, OPEN Forum®

All American Express OPEN® Cardmembers are automatically enrolled in OPEN Savings®, a program that offers discounts for all OPEN customers on travel and other major business expenses simply by using their American Express OPEN Card at participating companies. These savings may be combined with any existing discounts or offers.

Some of the highlights of our OPEN business in 2010 include:

•	Launch of InsuranceEdge, an integrated solution designed to help small business owners research, review, compare and purchase commercial insurance appropriate for their business needs.

•	Launch of SearchManager, a solution that simplifies the way business owners can manage their online advertising campaigns.

•	Launch of a new mobile platform for OPEN Forum.

•	Expansion of the OPEN Savings program through new partnerships with AirTran Airways, OfficeMax, Hewlett Packard and Firedog tech support.

•	Launch and development of the first ever Small Business Saturdaysm, a day to support local businesses that create jobs, boost the economy and preserve neighborhoods around the country by providing an incentive for Cardmembers to spend at their local businesses.

•	Expansion of OPEN for Government Contracts: Victory in Procurement® (VIP) for Small Business by holding proprietary events across the U.S. designed to help business owners access government contracts as a means to grow their business.

Card-Issuing Business — Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase, and Capital One Financial) that issue general-purpose charge and revolving credit cards, and Discover Financial Services, which issues the Discover Card on the Discover Business Services network. We also encounter competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks.

In recent years, we have encountered increasingly intense competition in the small business sector, as competitors have targeted OPEN’s customer base and our leadership position in providing financial services and other fee-based solutions to small businesses. Competing card issuers offer a variety of products and services to attract cardholders, including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, services for small business owners, “teaser” promotional interest rates for both credit card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders.

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general-purpose debit cards bearing either the Visa or MasterCard logo. As a result, the purchase volume and number of transactions made with debit cards in the United States has grown more rapidly than credit and charge card transactions. Debit cards were marketed as replacements for cash and checks, and transactions made with debit cards have typically been for smaller dollar amounts. There is no credit extended when a debit card is used and the consumer must have sufficient funds in his or her demand deposit account to pay for the purchase at the time of the transaction as opposed to charge cards where payment is due at the end of the billing period or credit cards where payment can be extended over a period of time. However, debit cards are also perceived as an alternative to credit or charge cards and used in that manner. We do not offer a debit card linked to a deposit account, but we do issue various types of prepaid cards. As the payments industry continues to evolve, we are also facing increasing competition from non-traditional players, such as online networks, telecom providers, or software-as-a-service providers that leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a further discussion of the evolving competitive landscape in the payments industry, please see “Global Network & Merchant Services—Competition” beginning on page 13 above.

The principal competitive factors that affect the card-issuing business include:

•	features and the quality of the services, including rewards programs, provided to Cardmembers

•	the number, spending characteristics and credit performance of Cardmembers

•	the quantity, diversity, and quality of the establishments that accept Cards

•	the cost of Cards to Cardmembers

•	pricing, payment and other Card account terms and conditions

•	the number and quality of other payment cards and other forms of payment available to Cardmembers

•	the nature and quality of expense management data capture and reporting capability

•	the success of targeted marketing and promotional campaigns

•	reputation and brand recognition

•	the ability of issuers to manage credit and interest rate risk throughout the economic cycle

•	the ability of issuers to implement operational and cost efficiencies

•	the quality of customer service.

Financing Activities

The Company meets its financing needs through a variety of sources, including cash or assets that are readily convertible into cash, direct and third-party distributed deposits, unsecured medium- and long-term notes, asset securitizations, securitized borrowings through a conduit facility and long-term committed bank borrowing facilities in certain non-U.S. markets.

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), acquires or finances the majority of charge Card receivables arising from the use of corporate Cards issued in the United States and consumer and corporate Cards issued in certain currencies outside the United States. Credco funds the acquisition or financing of receivables principally through the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables and consumer and small business charge card receivables, in part, through the sale of medium-term notes and by offering consumer deposits in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations.

(You can find a discussion of our securitization and other financing activities on pages 41-44 under the caption “Financial Review,” and Note 7 on pages 85-87 of our 2010 Annual Report to Shareholders, which portions we incorporate herein by reference.) In addition, please see “Difficult conditions in the global capital markets and economy generally, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital” in “Item 1A—Risk Factors” below.

Deposit Programs

Our banking subsidiaries offer deposits to individuals through third-party brokerage networks as well as directly to consumers. As of December 31, 2010, we had approximately $29.7 billion in total consumer deposits. The majority of the Company’s outstanding U.S. retail deposits have been raised through third-party channels. As part of its funding strategy, a majority of the deposits raised during 2010 were sourced directly by the Company with consumers through Personal Savings from American Express. Our deposit-taking activities compete with other deposit-taking organizations that source deposits through telephone, internet and other electronic delivery channels, brokerage networks, and/or through branch locations. We compete primarily in the deposit sectors on the basis of rates and our brand reputation for safety and service. We seek to obtain the deposits of new customers as well as existing card customers by offering attractive rates and marketing our name brand.

Our ability to obtain deposit funding and offer competitive interest rates on deposits also is dependent on capital levels of our bank subsidiaries. The Federal Deposit Insurance Act (“FDIA”) generally prohibits a bank, including our banking subsidiaries, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, and require an undercapitalized institution to take certain actions applicable to significantly undercapitalized institutions, all of which would adversely impact its ability to accept brokered deposits.

Card-Issuing Business — Regulation

The charge card and consumer lending businesses are subject to extensive regulation. In the United States, we are subject to a number of federal laws and regulations, including:

•	the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit)

•	the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected)

•	the Truth in Lending Act (“TILA”) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications)

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements)

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs)

•	the CARD Act (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	The Consumer Financial Protection Act of 2010 (Title X of Dodd–Frank) (which provides for the creation of the Consumer Financial Protection Bureau, a new consumer financial services regulator)

•	Regulation Z (which was recently amended by the Federal Reserve to extensively revise the open end consumer credit disclosure requirements and to implement the requirements of the CARD Act)

•	federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see “Corporate & Other” below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection and disclosure and privacy-related laws (in certain cases more stringent than the laws of the United States). Bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. As stated above, card issuers and card networks are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. For a discussion of these and other regulations and legislation that impact our business, please see “Supervision and Regulation — General” within “Corporate & Other” below.

American Express Company and its subsidiaries, including in particular Centurion Bank, AEBFSB and our other bank entities, are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which we conduct our business and the costs of compliance. The regulatory environment in which our Card and lending businesses operate has become increasingly complex and robust, and following the financial crisis of 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. The U.S. Congress and regulators, as well as various consumer advocacy groups, have continued to focus their attention on certain practices of credit card issuers, such as unfair and deceptive business practices, increases in annual percentage rates (“APRs”), changes in the terms of the account, and the types and levels of fees and financial charges charged by card issuers for, among other things, late payments, returned checks, payments by telephone, copies of statements and the like. In August 2010, AEBFSB entered into a public, written supervisory agreement with the OTS, its primary federal banking regulator, requiring AEBFSB to make certain enhancements to its compliance program and to complete certain corrective actions relating to compliance. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations. For information about the recently enacted CARD Act, please see “Privacy, Fair Credit Reporting” within “Supervision and Regulatory — General” below beginning on page 48.

In January 2003, the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued new guidance to the industry on credit card account management and loss allowance practices (the “Guidance”). The Guidance covers five areas: (i) credit line management; (ii) over-limit practices; (iii) minimum payment and negative amortization practices; (iv) workout and forbearance practices; and (v) certain income (fee) recognition and loss allowance practices. The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the identification by bank regulators in their examinations of other credit card lenders’ practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. At present, we do not have any lending programs that target the subprime sector. Centurion Bank and AEBFSB evaluate and discuss the Guidance with their respective regulators on an ongoing basis as part of their regulatory examination processes, and, as a result, may refine their practices from time to time based on regulatory input. The Guidance has not had, nor do we expect it to have, any material impact on our businesses or practices.

American Express Consumer Travel Network — USA

The American Express Consumer Travel Network — USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, participating American Express Representatives (independently owned travel agency locations that operate under the American Express brand) and the Consumer Travel Web site. U.S. Consumer Travel has distinguished itself in the luxury segment through its Platinum Travel Services and Centurion Travel Services, which service the needs of our premium Cardmembers and support the exclusive travel benefits that we provide for them. These exclusive travel benefits include the International Airline Program, which offers international first- and or business-class companion tickets on one of 22 world class airlines, and the Fine Hotels & Resorts program, which is a luxury hotel program offering room upgrades and value-added amenities.

During 2010, we also introduced new travel benefits for Platinum and Centurion Cardmembers, an American Express mobile application to keep travelers informed with flight alerts and an airport lounge locator. Other premium programs developed by Consumer Travel for Centurion® Card and Platinum Card® members include the Cruise Privileges Program, Destinations Vacations Program and the Private Jet Services Program. Consumer Travel also provides other value-added programs such as Gold Card Destinations, a collection of travel benefits exclusively for Gold Card members, and Destination Family®, a set of valuable benefits and offers across cruise, tour, hotel, and car rental designed for American Express Card members traveling with families. In addition, the Consumer Travel business operates a wholesale travel business in the United States through our Travel Impressions subsidiary. (A wholesaler secures allotments, such as hotel rooms, from suppliers and then offers the services to customers at retail prices that the wholesaler determines.) Our wholesale travel business manages and operates American Express® Vacations, sold exclusively through the American Express Consumer Travel Network in the United States and our Membership Travel Services International Group internationally. Travel Impressions also distributes travel packages through other retail travel agents and private label brands for third parties in the United States. Travel Impressions is consistently recognized by its customers for outstanding services, including being named Travel Weekly’s “Best Tour Operator, Sales and Service,” for six years in a row.

Our Consumer Travel Web site, americanexpress.com/travel, offers a full range of travel rates and discounts on airfares, hotels, car rentals, last-minute deals, cruises and full vacation packages. The Web site offers unique American Express Cardmember benefits such as an American Express Travel Office locator, Travel Specialist finder tools, double Membership Rewards® points, and travel planning resources and destination content. In addition, Cardmembers are able to Pay With Points by redeeming Membership Rewards points for some categories of travel through our Web site, as well as through our call centers and Travel Offices.

In January 2010, we launched americanexpressfhr.com, allowing Platinum Cardmembers to book Fine Hotels & Resorts online for the first time. The web site provides details on the 700+ hotels in the program, including hotel overviews, photos, room type descriptions, dining and service information, and any special offer details. This site offers our Cardmembers another option for booking luxury travel with American Express. In 2010, Consumer Travel launched a new ad campaign, “Left Behind,” highlighting the unique benefits we offer our cardmembers and what they miss out on when they don’t book travel through our Consumer Travel Network. In addition, our lodging marketing initiatives focused on the lowest rate guarantee for all hotel bookings made through Consumer Travel’s online site.

American Express Consumer Travel Network — USA — Competition

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

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those countries that we believe offer us the greatest financial opportunity. For a discussion of Cards issued internationally through our GNS partner relationships, please see the section “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2010. These are Cards that we issue, either on our own or as co-brands with partnering institutions. As we have renewed many of our co-brand and financial institution deals, we have been focused on adding new products, new channels, and increasingly, new markets to the agreements. This past year, among other new proprietary products, we announced or launched several new co-branded products in the International Consumer Business, including: a new Platinum co-brand card in partnership with Air New Zealand, New Zealand’s national air carrier; a co-brand Card program with Sol Melia, a luxury hotel and resort chain based in Spain; and the new Starwood Preferred Guest credit card from American Express in the United Kingdom and Canada, offering cardmembers and Starwood Preferred Guests program loyalists the opportunity to earn Starpoints on virtually all of their card spending. We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. For example, as in the United States, we offer various flexible payment options similar to our Sign & Travel® program and our Extended Payment Option to Cardmembers in several countries outside the U.S. Also, as in the United States, we issue Cards internationally under distribution agreements with financial services institutions. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue Cards with the majority of the largest professional associations in that country. In Australia, affinity cards are a substantial part of our total revolving portfolio and contribute to our proprietary consumer lending activities.

As in the United States, the Membership Rewards programs are a strong driver of Cardmember spending in the international consumer business. We have more than 1,500 redemption partners across our international business, with an average of approximately 84 partners in each country; approximately 30% of these partners are in the travel industry. Cardmembers can redeem their points with more than 40 airlines and over 175 hotels. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2010, we continued to enhance our rewards programs in several countries, offering more flexible choices that enable Cardmembers to redeem Membership Rewards points more quickly.

We continue to build on the Company’s strengths and look for further opportunities to increase our presence internationally. In December 2010, we announced that we entered into an agreement to acquire Loyalty Partner, a leading marketing services company known for the loyalty programs it operates in Germany, Poland and India. Loyalty Partner also provides analytics, operating platforms and consulting services that help merchants grow their businesses. The acquisition will deepen our merchant relationships in select countries, add more than 34 million consumers to the company’s international customer base and expand its range of rewards and loyalty marketing services. The acquisition is part of the Company’s drive to build and diversify its fee service revenues and expand its international presence. The purchase, which has received regulatory approval, is expected to close in the first quarter of 2011. The transaction, which values the company at $660 million (subject to currency movement and other adjustments), consists of an upfront cash purchase price of $566 million and an additional $94 million equity interest that the Company will acquire over the next five years at a value based on business performance.

Membership Travel Services International provides premium travel and concierge services to our Platinum and Centurion Customers, through 24 exclusively dedicated call centers in 23 international countries. Additionally, Membership Travel Services operates 16 proprietary Travel Service Offices in Mexico, Italy and Argentina to provide all Cardmembers with travel and general card service assistance. We also provide to our cardmembers certain foreign exchange, travelers cheque services and other cardmember-related services in Travel Service Offices in Mexico, Argentina and Italy. We have taken steps to enhance our capabilities to sell exclusively negotiated benefits and luxury travel packages with preferred suppliers through the Fine Hotels & Resorts Program, American Express Vacations and American Express’ International Airline Program. Our International Airline Program, which is exclusively available to Platinum Card and Centurion Cardmembers, allows these Cardmembers to receive complimentary companion tickets or a class upgrade when flying on qualifying international flights in business or first class.

We expanded the flexibility of payment for travel and concierge services by allowing International Consumer Cardmembers to use their Membership Rewards points to pay for their travel purchases in 15 countries outside the U.S.

International Proprietary Consumer Card — Competition

Compared to the United States, consumers outside the United States use general-purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging market countries just beginning to transition to card usage in any meaningful way. Although our geographic scope is widespread, we generally do not have significant share in the countries in which we operate internationally. Our proprietary Card-issuing business is subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. Globally, we view Citibank and Banco Santander as our strongest competitors, as they currently offer card products in a large number of countries.

International Proprietary Consumer Card — Regulation

As discussed elsewhere in this Form 10-K, regulators in 2010 continued to propose and enact a variety of regulatory changes to the payments landscape in many of our key countries. We expect this activity to continue in 2011. Regulators continue to consider developments in the United States and other jurisdictions to help inform their policy. While the nature of the proposals varies, regulators in a number of countries have been focused on pricing, disclosure, responsible lending and other card practices and we expect this to continue in 2011. For example, in the United Kingdom the government adopted a new policy by way of a “white paper” setting out several requirements around card practices. In the European Economic Area, member states have implemented or are in the process of implementing European Directive 2008/48/EC on credit agreements for consumers (commonly referred to as the Consumer Credit Directive), which in some countries will have impacts on charge cards in addition to credit cards. Member states have also implemented the Payment Services Directive, which regulates the conduct of business of payment service providers, including card issuers.

As a consequence, these and perhaps other regulators may consider and implement additional card practice regulation in 2011. We continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

In our Global Commercial Services (“GCS”) segment, we provide expense management services to companies and organizations worldwide through Global Commercial Card and Global Business Travel Services. American Express is a leading global issuer of commercial cards and is also a leading global travel management company for businesses. During 2010, we added or retained several major Commercial Card clients in the United States and internationally, including Eaton, GlaxoSmithKline, Pfizer, Eastman Kodak, PPG, Xerox, Oracle, and McDonalds. Additionally, in 2010, we added or retained several American Express Business Travel clients in the United States and internationally, including: HCSC (Health Care Services); AXA Canada LTD.; University of Nottingham; FIS; Automatic Data Processing Inc.; Motorola Mobility; and Symantec Corporation.

GCS offers a wide range of expense management products and services to companies worldwide, including:

•	A comprehensive offering of Corporate Card Programs, such as:

–	Corporate Cards: issued to individuals through a corporate account established by their employer and which many business customers use to manage travel and entertainment (“T&E”) spending

–	Corporate Meeting Cards: provided primarily to corporate meeting planners as a tool to help companies control their meeting and event expenses

–	Business Travel Accounts (“BTA”): centrally billed to and paid directly by corporate clients, BTAs can be used by companies to pay for their employees’ travel expenses

•	A suite of Business-to-Business (or “B2B”) Payment Solutions, including:

–	Corporate Purchasing Card: an account established by companies to pay for everyday and large-ticket business expenses such as office and computer supplies

–	vPayment: provides fast and efficient payment for business-related purchases and permits the processing of transactions with effective fraud controls

–	Buyer Initiated Payments: an electronic solution for companies looking to automate their payment processes.

•	American Express Global Business Travel, which helps businesses manage and optimize their travel expenses through a variety of travel-related products, services and solutions.

Global Commercial Card

Global Commercial Card (“GCC”) offers a range of expense management solutions to companies worldwide through our Corporate Card Programs and our Business-to-Business Payment Solutions.

Corporate Card Programs

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their T&E spending and everyday business expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 44 countries and international dollar/euro Corporate Cards in 108 countries. We also offer Corporate Cards issued through our GNS partner relationships in an additional 30 countries. In 2010, we introduced international dollar/euro Corporate Cards in an additional 24 countries and launched a ruble-based Business Travel Account to Russian customers, the first product of its kind in Russian currency.

With the heightened focus on cost containment, many companies increasingly are interested in our Corporate Meeting Card program, which helps businesses control meeting-related expenses. It allows clients to capture meeting spending, simplify the payment process, and gain access to data to support negotiations with suppliers.

American Express also partners with many other companies around the world to offer a number of co-brand Corporate Cards in various countries. These products, typically suited for mid-sized companies, provide savings on everyday business spending and/or air travel. To date, American Express has 15 Corporate Card co-brand partnerships worldwide. In 2010, we added the American Express® Cathay Pacific Corporate Card, the first co-branded airline corporate card in Hong Kong. We also continued to enhance our existing co-brand portfolios through the launch of the American Express® / Business ExtrAA® Corporate Platinum Card in the United States in 2010.

Business-to-Business Payment Solutions

We also offer a series of Business-to-Business Payment Solutions to help companies manage B2B spending. This type of spending by companies helps to diversify our spend mix. These solutions provide a variety of benefits to companies, including cost savings, process efficiency, improved cash flow and increased visibility, and control and security over business expenses. The Corporate Purchasing Card helps large corporations and mid-sized companies manage their everyday spending. It is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment in 27 countries around the world.

vPayment, which offers companies single-use virtual account numbers, allows GCC customers to make payments with enhanced controls, data capture and reconciliation capabilities. Charges are authorized for a specified amount during a specified amount of time. The solution automates reconciliation, eliminates manual check requests, interfaces easily with a customer’s enterprise resource planning (ERP), procurement and accounts payable systems, and can be used at one or more stages of the procurement-to-payables process.

Buyer Initiated Payments allows American Express to pay B2B suppliers electronically on behalf of our clients, permitting them to manage payments, extend their own days payable outstanding (or “float”), and increase their cash on hand. Buyer Initiated Payments is currently available to companies in the United States and will be offered to companies in Canada in 2011. This solution is best suited for mid- to large-sized companies that want to transition rapidly to electronic payments, reduce supplier inquiries, convert from paper to electronic payments, and optimize cash flow. In 2010, American Express and SAP AG announced an effort to develop an integrated corporate payments solution for joint GCC and SAP customers in the United States. The solution will integrate SAP’s software solutions into American Express’ Buyer Initiated Payments platform to enable “plug-and-play” functionality when integrating Buyer Initiated Payments into the client’s Enterprise Resource Planning system, thereby reducing the roadblocks that often delay or deter companies from adopting electronic payments.

Mid-sized Companies

In addition to providing Corporate Card Programs and our Business-to-Business Payment Solutions to large and global organizations, GCC markets its products and services to mid-sized companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide). GCC is focused on continuing to expand its business with mid-sized companies, which represent significant growth opportunities. Businesses of this size often do not have a corporate card program. However, once enrolled, mid-sized companies typically put a significant portion of their business spending on the Corporate Card because they can gain control, savings and employee benefits.

In 2010, together with our partner, Concur Technologies Inc., we launched Concur Breeze in the United States, a cost-effective and easy-to-manage online expense reporting service for mid-sized clients that automates and streamlines the submission, review, approval and departmental allocation of all business expenses. We also launched similar versions of this product targeted to mid-sized clients in the United Kingdom, Netherlands, Germany and Australia in 2010.

GCC offers the Savings at Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provides companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services. Corporate Cardmembers can also take advantage of our Membership Rewards program to earn points that can be redeemed for air travel and hotel stays, as well as retail, home, and recreation items. Membership Rewards is a powerful tool for encouraging Corporate Card usage, leading to greater control and savings.

Online Capabilities

GCC offers companies and individual cardmembers the ability to manage their Corporate Card Programs on a 24/7 basis through a suite of secure web-based online tools. American Express @ Work® provides clients’ authorized users online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their Corporate Card, Corporate Purchasing Card, Business Travel Account (“BTA”) and Corporate Meeting Card accounts. Cardmembers can use the online Manage Your Card Account (MYCA) tool to manage their individual Card account.

Global Commercial Card—Competition

The commercial payments sector is dynamic and highly competitive, with competition increasingly intense at both the card network and card issuer levels. At the network level, we have experienced increasing competition including intense price competition, aggressive expansion into new and emerging segments, efforts to transition business-to-business spend from cash and check to cards and electronic invoicing and payment vehicles, and expanding marketing and advertising budgets for commercial services. Both Visa and MasterCard continue to support card issuers such as U.S. Bank, JPMorgan Chase, and Citibank to build and support data collection and reporting necessary to satisfy customer requirements. Moreover, in the current economic environment, the interest in expense management tools is particularly strong, as clients aim to capture data, analyze trends and make decisions that enhance their cash flow and profitability. Commercial card issuers have increasingly acquired technology offerings to enhance data capture capabilities and reporting functionality. In addition, many issuers attempt to leverage their banking relationships and capabilities to secure and retain card business. Global servicing, data quality, technological functionality and simplicity, customer experience, and price and other financial terms are among the key competitive factors in the commercial card business.

Global Commercial Card—Regulation

The Global Commercial Card business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well laws that generally prohibit engaging in unfair and deceptive business practices. (For a discussion of the FACT Act, see “Card-Issuing Business — Regulation”.) We are also subject to certain state laws that regulate fees and charges on our products. Additionally, as a global business, we are subject to U.S. state data security and breach notification laws and regulations, as well as significant data protection laws in the European Union and many foreign countries in which we operate. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. As discussed above, along with the rest of our business, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. (For a discussion of this legislation and its effect on our business, see “Supervision and Regulation—General” within “Corporate & Other” below.) In some countries, regulation of card practices and consumer protection legislation may apply to some commercial card relationships.

Global Business Travel

American Express Global Business Travel (“Global Business Travel”) provides globally integrated solutions, both online and offline, to help organizations manage and optimize their travel investments and service their traveling employees. With clients ranging from small businesses to multinational corporations, these solutions include travel reservation advice and transaction processing through a global network that is available 24 hours per day; travel expense management policy consultation; meeting management, supplier negotiation and consultation; advisory services, management information reporting, data analysis and benchmarking; and group and incentive travel services.

In 2010, we launched several new programs to support our corporate clients. These included the launch of aXcentissm in key countries globally, which focuses on delivering localized, flexible and comprehensive travel management programs to small and mid-sized companies with up to $10 million in annual travel spending; the entry into a new strategic alliance with Concur Technologies Inc., which allows us to offer global clients a comprehensive, end-to-end corporate travel and expense management program, expanding on GCC’s pre-existing partnership with Concur; and the launch of an online, interactive travel management scorecard to measure travel program effectiveness. We continue to evaluate our economic model and invest in new products, services and technologies to enhance the value that we deliver to our customers and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels), and now generate revenues primarily from customers who pay for the services that we provide.

These services include solutions designed to provide our clients with savings, control, services and traveler care. For example, we offer customers savings and benefits through the Preferred Extrasm supplier value programs and advisory services, which provide preferred supplier rates and consulting solutions in all areas of T&E expense management. We also provide comprehensive travel expenses insights through global data with our aXis@work® solution, which provides real time global data through a single on-line interface, enabling clients to gain real time visibility into their spending patterns and make real time adjustments to their programs and policies for maximum bottom line benefit.

In 2010, we further developed our comprehensive cost-saving travel management offerings, including products such as mobileXtend, a mobile travel solution that provides travelers with various support services. Global Business Travel has moved many of its business processes and customer servicing online. In the United States, approximately 57.5% of all Global Business Travel transactions continue to be processed online. In addition, the volume of online transactions is growing in other countries around the world.

Global Business Travel — Competition

Global Business Travel continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel management companies is mainly based on price, service, value creation, convenience, global capabilities and proximity to the customer. Competition also comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents. New entrants could also represent additional competition along the end to end travel value chain, which could impact competition in the medium to long term.

For many years, travel management companies have faced pressure on revenues from airlines, as most carriers have stopped paying “base” commissions to travel agents for tickets sold and significantly reduced other forms of travel agent compensation. Carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel management companies because they do not receive distribution revenue from directly booked transactions. In recent years, the airline industry has undergone bankruptcies, restructurings, consolidations and other similar events including expanded grants of antitrust immunity to airline alliances. This immunity enables airlines to closely coordinate their international operations and to launch highly integrated joint ventures in transatlantic and other markets. These types of structural changes may result in additional challenges to travel management companies. For additional information concerning these issues, please see “Risk Factors — We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business” on page 87 below.

Overall, intense competition among travel management companies, the ongoing trends of increasing direct sales by airlines, the rise of low-cost carriers and ongoing reductions in or elimination of airline commissions and fees, continue to put pressure on revenue and profitability for travel agents.

Over the last few years we have evolved our business model to permit us to charge customers for the services we provide and the value we create, and restructured our expense base through the rationalization of our call center locations and the transitioning of many of our services online. We continue to look for new ways to enhance the value we deliver for our customers both online and offline. Additionally, we are focusing on developing new and innovative products, services and technologies, which enhance the value we deliver to our customers and suppliers and address ongoing travel industry challenges and opportunities.

Global Business Travel — Regulation

The Global Business Travel business is subject to domestic and international laws applicable to the provision of travel services, including licensure requirements, as well as laws and regulations regarding passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. Additionally, we are subject to U.S. state data security and breach notification laws and regulations, as well as significant data protection laws in the European Union and many foreign countries in which we operate. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, the Company’s publishing business, as well as other company operations. We also discuss information relevant to the Company as a whole in this section.

Enterprise Growth Group

The Enterprise Growth Group was established to create a digital services platform for the company, to expand alternative mobile and online payment services, form new partnerships and build new revenue streams beyond the traditional card and travel businesses. The Enterprise Growth Group will leverage the assets and capabilities that exist today and build or acquire the talent, businesses and platforms required to deliver new forms of growth in the digital world. The Group consists of four core business units: Online and Mobile Payments, Emerging Markets, Fee Based Services and Global Payment Options (formerly known as Global Prepaid).

The Enterprise Growth Group also includes Serve Virtual Enterprises, Inc. or “Serve” (formerly known as Revolution Money). Since acquiring Serve about a year ago, we have been working to transition it from a separate business unit into an enterprise wide platform to support future digital initiatives. In early 2011, we plan to launch this next generation payment platform, rebranded and retooled, as a first step toward delivering more alternative payment options, including peer-to-peer payments, mobile capabilities, prepaid products, virtual currencies and international remittances.

Online and Mobile Payments

The Online and Mobile business unit is responsible for developing new online and mobile payment capabilities that can expand the role we play in the digital world. The team is focused on working with the right partners to roll out easy to use digital payment solutions for consumers, businesses and sellers.

Emerging Markets

The Emerging Markets team is responsible for expanding our presence in countries like India and China by embracing new online and mobile payment technologies and introducing payment forms, such as prepaid, that fall outside of our core charge and credit cards. This business unit is focused on growing our businesses organically, as well as identifying acquisition targets and strategic partnerships that can significantly increase international revenues.

Fee Based Services

The Fee Based Services team within the Enterprise Growth Group, as well as our existing businesses, is tasked with identifying ways to capitalize on the existing assets of American Express by creating business models that can generate new, non-payment revenue streams. The Fee Based Services team is responsible for supporting our LoyaltyEdge offering, a new business line that assists partners, like Delta Airlines, with developing, operating, and improving their own loyalty programs.

Global Payment Options (formerly known as Global Prepaid)

Global Payment Options (“GPO”) offers a wide range of prepaid products across the globe, including the American Express® Gift Card, available in over 100,000 locations in the U.S. and Canada. Sales of gift cards continued to rise in 2010, reflecting the growing popularity of these products and our efforts to increase buying convenience for customers.

GPO also offers a variety of incentive prepaid cards, such as prepaid rebate and reward card products, as well as prepaid reloadable cards. In May, we launched PASS from American Express®, a prepaid reloadable card, which is sold and marketed to parents as a payment tool for teens and young adults that is an alternative to cash, credit or debit cards. In addition we launched a prepaid travel card in Australia in August and Brazil in December.

In addition, we have been in the business of issuing and selling travelers cheques since 1891. We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are currently available in U.S. dollars and four foreign currencies, including Euros. We also issue and sell other forms of paper travelers cheques, including American Express® Gift Cheques (“Gift Cheques”), which are available in U.S. and Canadian dollars. Sales of Travelers Cheques continued to decline in 2010.

During 2010 we formed a strategic partnership with the Bank of China to launch the American Express Chinese Yuan Travelers Cheques, the world’s first Yuan prepaid travel product and available for international travelers visiting China from certain key countries around the world.

We sell American Express prepaid products through a variety of channels, including sales directly to customers via phone and the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets worldwide, including American Express travel offices, limited independent agents and third-party financial institutions. Gift cards are available at americanexpress.com, in most malls and retail locations and in many bank branches.

The Global Foreign Exchange Services division (“GFES”) of GPO consists of retail and wholesale foreign exchange services and FX International Payments (“FXIP”). Other than in Australia and Singapore, where we operate foreign exchange offices in city locations and through selected partner locations, we concentrate our retail foreign exchange business in key international airports, for example at London Heathrow in the United Kingdom, Barajas Madrid in Spain and Changi Airport in Singapore. For corporate clients, our FXIP online product allows companies and financial institutions to make cross-border payments in major foreign currencies at competitive exchange rates.

For fiscal periods ended on or prior to December 31, 2010, the results of operations of GFES were included within the GCS reportable operating segment. Effective January 1, 2011, the results of operations of GFES will be reported as part of GPO within the Corporate & Other Segment. This organizational change is part of the Company’s strategy to accelerate the growth of foreign-exchange related activities in new payment areas.

Global Payment Options — Competition

Our products compete with a wide variety of financial payment products including cash, foreign currency, checks, other brands of travelers cheques, debit, prepaid and ATM cards, store branded gift cards, other network branded cards and other payment cards.

The principal competitive factors affecting the prepaid sector are:

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

Global Payment Options — Regulation

As an issuer of travelers cheques and prepaid cards and a provider of foreign exchange services, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers cheque (and, where applicable, prepaid card) issuers, as well as providers of foreign exchange services, to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid cards in accordance with applicable law, predominantly in highly rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. Many states examine licensees annually.

In addition, federal anti-money laundering regulations require, among other things, the registration of traveler cheque issuers and the providers of foreign exchange services as “Money Service Businesses” and compliance with applicable anti-money laundering recordkeeping and reporting requirements. Outside the United States, there are varying licensing and anti-money laundering requirements, including some that are similar to those in the United States.

Travelers cheque issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which such issuers must pay to states the face amount of any travelers cheque that is uncashed or unredeemed after a period of time, usually 15 years. The abandoned property laws of numerous states also apply to prepaid cards in a variety of ways.

In May 2009, the CARD Act amended provisions of the Electronic Funds Transfer Act to impose new restrictions on the terms of gift cards and certain other prepaid cards, including restrictions on the fees that may be charged, expiration dates, and consumer disclosures. The Federal Reserve issued final regulations to implement the CARD Act gift card provisions that became effective in August 2010. Congress thereafter passed legislation that extended the August 2010 effective date of the CARD Act gift card provisions to January 2011 for gift cards produced prior to April 1, 2010, provided certain conditions are met. We continue to monitor state legislative activity restricting the terms of gift cards. In certain states where regulation continues to restrict fees and has made it unprofitable for us to offer gift cards, we have limited or withdrawn from selling these cards.

In June 2010, the Financial Crimes Enforcement Network, an enforcement agency of the U.S. Department of the Treasury, issued a notice of proposed rule making that proposes a number of changes to its regulation of the prepaid industry. In general, the proposed rule redefines the term “stored value” more broadly and renames this group of products “prepaid access.” The three traditional categories of stored value participants, “issuers, sellers and redeemers of stored value,” are now consolidated into two groups, “providers and sellers of prepaid access.” With limited exceptions, the proposed rule imposes suspicious activity reporting, customer identification, and record keeping requirements on the two newly defined groups, which could mean non-bank program managers and retailers would have to develop and maintain AML programs that were not previously required. The public comment period for the proposed rule closed on August 27, 2010. We are awaiting issuance of the final rule and will analyze its impact on our current products once the final rule is issued.

Please see “Global Network & Merchant Services — Regulation” on page 14 for a discussion of the Federal Reserve’s proposed rules under Dodd-Frank to establish, among other things, interchange fee limitation rules for debit or prepaid gift card transactions, and to prohibit exclusive network routing restrictions for electronic debit transactions (which applies to all prepaid cards).

American Express Publishing

Through American Express Publishing, we publish: luxury lifestyle magazines such as Travel + Leisure®, Food & Wine®, Departures® and Black Ink®; travel resources such as SkyGuide®; business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, cocktail, financial and time management books; branded membership services; a growing roster of international and electronic editions of our magazines, and branded mobile applications; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites and applications for mobile devices such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and eskyguide.com. We have an agreement with Time Inc. under which it manages our publishing business, and we share profits relating to this business.

The Global Services Group

The Global Services Group (“Global Services”) was created to heighten the company’s focus on customer service and to ensure all business operations are managed as effectively and efficiently as possible. We have organized support functions by process rather than business unit, which the Company expects will streamline costs, reduce duplication of work, better integrate skills and expertise, and improve customer service.

Global Services is comprised principally of the following divisions:

World Service

Our U.S. and international service organizations have been consolidated under World Service. Our customer service units have worked over a number of years to ensure outstanding service to customers, while at the same time improving operating margins. As mentioned earlier in this Report, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 10 of the largest card issuers in the United States for the fourth consecutive year.

Global Business Services

The Global Business Services division is principally comprised of procurement, real estate, human resources processing and financial processing. These internal process-driven activities have been consolidated to simplify and standardize processes for increased quality, efficiency and cost savings.

Global Credit Administration

Global Credit Administration (“GCA”) is responsible for the end-to-end management of our credit, collections, and fraud operations around the world. GCA aims to strike the right balance between helping Cardmembers in need through a range of workout programs, and taking actions to prevent spending that will not be paid back to American Express.

Technologies

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

We continue to leverage the Internet to lower costs, improve service quality and enhance our business model. During 2010, we continued to broaden our focus to use the Internet to drive revenue and build our brand, while continuing to migrate transaction volumes at lower costs. We also continue to have more online customer service interactions in the United States than we do by telephone or in person.

As of year-end, customers had enrolled approximately 30 million Cards globally in our online account management capability known as the “Manage Your Card Account” service. This service enables Cardmembers to review all of their card transactions online, pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 24 countries around the world, including the United Kingdom, Australia, Italy, France, Mexico and Japan. We continue to devote substantial resources to our technology platform to ensure the highest level of data integrity, security and privacy. We are one of the founders of PCI SSC, an independent standards-setting organization that manages the evolution of technical data security standards. We also are an owner-member of EMVCo, the standards body that manages, maintains, and enhances specifications for chip-based payment cards and acceptance devices, including point-of-sale terminals. (For a discussion of these organizations, see the “Global Merchant Services” section above.)

We have outsourced most of our technology infrastructure management and application development and maintenance to third party service providers to enable us to benefit from their expertise while lowering our information technology costs per transaction. However, our internal IT organization continues to retain the Company’s key technology competencies, including information technology strategy, information security, managing strategic relationships with technologies’ partners, data center operations, technology architecture and engineering, oversight of application and database development and maintenance, and managing the technology portfolios of our businesses.

Supervision and Regulation — General

Overview

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and AEBFSB, including prescribing standards relating to capital, earnings, liquidity, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth and impaired assets, among other things. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or creditors. Following the financial crisis of 2008, supervisory efforts to apply these laws, regulations and policies have become more intense.

American Express Company and TRS are bank holding companies under the Bank Holding Company Act of 1956 (“BHC Act”) and have elected to be treated as financial holding companies under the BHC Act. As a bank holding company under the BHC Act, the Company is subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. depository institution subsidiaries, as applicable. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank, which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States, including through the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”). The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the SEC, the U.S. Commodity Futures Trading Commission, the OCC and the FDIC) in establishing regulations to address financial stability concerns. Dodd-Frank directs the FSOC to make recommendations to the Federal Reserve as to supervisory requirements and prudential standards applicable to bank holding companies with $50 billion or more in total consolidated assets, which includes the Company, and other systemically important financial institutions. The standards include capital, leverage, liquidity and risk-management requirements. Dodd-Frank mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies.

In addition to the framework for systemic risk oversight implemented through the FSOC, Dodd-Frank broadly affects the financial services industry in numerous respects, including by creating a resolution authority, by requiring banks to pay increased fees to regulatory agencies, by requiring all publicly traded bank holding companies that have assets of at least $10 billion to establish a risk committee (including independent directors) responsible for enterprise-wide risk management oversight and practices, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. Moreover, Title X of Dodd-Frank, known as the Consumer Financial Protection Act of 2010 (the “CFPA”), provides for the creation of the Consumer Financial Protection Bureau, a new consumer financial services regulator, discussed below under “Consumer Financial Protection Act of 2010.” New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company or across the industry. In addition to the discussion in this section, please see “Risk Factors — The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a significant adverse impact on our business, results of operations and financial condition” on pages 77-78 and “Risk Factors — Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our Company and lead to decreased transaction volumes and revenues through our network” on pages 80-82 for a further discussion of some of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

Consumer Financial Protection Act of 2010

As mentioned above, the CFPA provides for the creation of the Consumer Financial Protection Bureau (the “Bureau”), a new consumer financial services regulator. As of July 21, 2011, but subject to a possible six-month extension, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including the CFPA and the Truth in Lending Act, will be supervised and examined by the Bureau. On that date, the Bureau will assume responsibility from our current banking regulators for supervision and examination of Centurion Bank, AEBFSB, and their affiliates, including the Company, with respect to such federal consumer financial laws. The Bureau will have authority to take enforcement actions against us for violation of those laws and also will have exclusive rulemaking authority for such federal consumer financial laws. In the interim, the federal banking agencies have been vigorously enforcing consumer protection laws.

The Bureau also will be directed to prohibit “unfair, deceptive or abusive” acts and practices and to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The new legislation also weakens federal preemption available to federal savings associations, including AEBFSB, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

Financial Holding Company Status and Activities

The BHC Act limits the nonbanking activities of bank holding companies. Unless a bank holding company has qualified as a “financial holding company,” its nonbanking activities are restricted to those that the Federal Reserve has determined are “so closely related to banking as to be a proper incident thereto.” An eligible bank holding company may elect to be a financial holding company, which is authorized to engage in a broader range of financial activities. A financial holding company may engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior Federal Reserve approval) complementary to a financial activity and that does not pose a substantial risk to the safety or soundness of a depository institution or to the financial system generally. American Express engages in various activities permissible only for a bank holding company that has elected to be treated as a financial holding company, including in particular providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services.

For a bank holding company to be eligible for financial holding company status, each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed” and must have received at least a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review. Pursuant to Dodd-Frank, beginning July 21, 2011, but subject to a possible six-month extension, to be eligible for financial holding company status, the Company and TRS also must be and remain well capitalized and well managed. If the Company fails to continue to meet applicable capital or managerial standards for financial holding company status, the Company would be required to enter into an agreement with the Federal Reserve to comply with applicable capital and managerial standards. Moreover, until all relevant conditions are satisfied, the Company, its subsidiaries and affiliates would not, without the Federal Reserve’s prior approval, be permitted to commence any additional activities, or acquire control or shares of any company, in reliance on the Company’s status as a financial holding company, and the Company would be required to comply with any additional limitations that the Federal Reserve imposes. If a company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary U.S. depository institutions or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. In addition, if any subsidiary U.S. depository institution fails to maintain a satisfactory rating under the CRA, American Express would be subject to substantially the same restrictions on activities and acquisitions as set forth above.

Please see “Our business is subject to significant and extensive government regulation and supervision which could adversely affect our results of operations and financial condition” in “Item 1A—Risk Factors” below.

Heightened Prudential Requirements for Large Bank Holding Companies

As discussed above, Dodd-Frank creates a new systemic risk oversight body, the FSOC, to identify, monitor and address potential threats to U.S. financial stability. Additionally, Dodd-Frank imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, including the Company, and requires the Federal Reserve to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, resolution plans (referred to as “living wills”), credit exposure reporting, and concentration. The Federal Reserve has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits and otherwise as it deems appropriate.

Dodd-Frank requires the Federal Reserve to conduct annual analyses of bank holding companies with at least $50 billion in total consolidated assets to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions. In addition, such large bank holding companies, including the Company, must conduct similar so-called “stress tests” on a semiannual basis. Furthermore, such large bank holding companies may be required to maintain a debt-to-equity ratio of no more than 15 to 1 upon a determination by the FSOC that the company poses a grave threat to the financial stability of the U.S. and the imposition of such requirement is necessary to mitigate the posed threat.

As noted above, Dodd-Frank will require us to prepare and provide to regulators a resolution plan that must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The establishment and maintenance of this resolution plan may, as a practical matter, present additional constraints on transactions and business arrangements between our bank and non-bank subsidiaries.

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

The Federal Reserve must approve certain additional capital contributions to an existing non-U.S. investment and certain direct and indirect acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Centurion Bank of foreign branches in certain circumstances. Additionally, a provision of Dodd-Frank that became effective on the day of enactment requires bank holding companies with total consolidated assets equal to or greater than $50 billion to provide the Federal Reserve with written notice prior to acquiring direct or indirect ownership or control of any voting shares of any company (other than an insured depository institution) that is engaged in financial activities described in section 4(k) of the BHC Act and that has total consolidated assets of $10 billion or more, subject to certain exceptions. Moreover, another provision of Dodd-Frank that is effective on the transfer date of July 21, 2011, but subject to a possible six-month extension, requires financial holding companies to obtain Federal Reserve approval prior to acquiring a nonbank company with total consolidated assets in excess of $10 billion.

The Change in Bank Control Act prohibits a person, entity, or group of persons or entities acting in concert, from acquiring “control” of a bank holding company such as the Company unless the Federal Reserve has been given prior notice and has not objected to the transaction. Under Federal Reserve regulations, the acquisition of 10% or more of a class of voting stock of the Company would generally create a rebuttable presumption of acquisition of control of the Company.

In addition, under the BHC Act, any company is required to obtain the approval of the Federal Reserve before acquiring control of the Company, which, among other things, includes the acquisition of ownership of or control over 25% or more of any class of voting securities of the Company or the power to exercise a “controlling influence” over the Company. In the case of an acquirer that is a bank or bank holding company, the BHC Act requires approval of the Federal Reserve for the acquisition of ownership or control of any voting securities of the Company, if the acquisition results in the bank or bank holding company controlling more than 5% of the outstanding shares of any class of voting securities of the Company.

Source of Strength

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. Dodd-Frank makes this a statutory requirement and extends it to all insured depository institution subsidiaries beginning on July 21, 2011, subject to a possible six-month extension. Therefore, the Company is expected to act as a source of strength to Centurion Bank and AEBFSB and to commit capital and financial resources to support both institutions. Such support may be required at times when, absent this requirement, we otherwise might determine not to provide it.

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

Capital Adequacy

The Company, TRS, Centurion Bank and AEBFSB are required to comply with the applicable capital adequacy guidelines established by the federal banking regulators. There are two risk-based measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve, as well as a leverage measure.

The Company currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve, based on the 1998 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). In June 2004, the Basel Committee published new international guidelines for determining regulatory capital (“Basel II”). In December 2007, the U.S. bank regulatory agencies jointly adopted a final rule based on Basel II. The Company, Centurion Bank and AEBFSB are required to transition to the Basel II based guidelines no later than January 1, 2013, unless extended by its regulators. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Each Basel Accord is discussed below.

The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. As a supervisory matter, federal bank regulatory agencies expect most bank holding companies, and in particular larger bank holding companies such as the Company, to maintain regulatory capital ratios that, at a minimum, qualify a bank holding company and its depository institution subsidiaries as “well capitalized.” The required ratios to qualify as well capitalized are a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Following the recent financial crisis, the federal bank regulatory agencies have encouraged larger bank holding companies to maintain capital ratios appreciably above the “well capitalized” standard. Moreover, the Federal Reserve is focusing more on the regulatory requirement that common equity be the “predominant” element of Tier 1 capital. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. In addition, the Federal Reserve has assessed the capital adequacy of the country’s 19 largest bank holding companies, including the Company, under a so-called “stress test”.

For additional information regarding our capital ratios, please see “Consolidated Capital Resources and Liquidity” on pages 39-41 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

Basel I

The Company, Centurion Bank and AEBFSB currently calculate regulatory capital ratios under Basel I, as adopted by the applicable federal bank regulatory agencies. Under Basel I, as adopted, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be composed of Tier 1 capital, which includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust preferred securities), non-cumulative perpetual preferred stock and for bank holding companies (but not banks) a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. Tier 2 capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are generally limited to 25% of Tier 1 capital. The minimum guideline for the ratio of Tier 1 capital to risk-weighted assets is 4%.

The risk-based capital rules state that the capital guidelines are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). The Federal Reserve may, therefore, set higher capital requirements for categories of banks (e.g., systematically important firms), or for an individual bank, as situations warrant.

Basel II

The U.S. Basel II final rule became effective on April 1, 2008. The Company, Centurion Bank and AEBFSB are required to transition to the Basel II-based guidelines by January 1, 2013,unless extended by its regulators. The final rule provides for a series of three transitional periods during which the Company must calculate its risk-based capital ratios under both the Basel I-based guidelines and the new Basel II-based guidelines, with the minimum capital requirements during the transitional periods being the greater of the required capital as calculated under the final rule and a designated percentage of required capital as calculated under Basel I. Prior to beginning the three transitional periods, we must complete a satisfactory parallel-run period of no less than four consecutive calendar quarters during which we will be required to confidentially report regulatory capital under both the Basel I and Basel II regulations. Under the final rule, we must begin the first transitional period for capital calculation under the final rule no later than January 1, 2013, unless this time is extended by the Federal Reserve.

Dodd-Frank appears to require the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital guidelines in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve published for comment proposed regulations implementing this requirement.

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies (and, as further discussed below, Basel III will impose a leverage requirement as an international standard). The Federal Reserve’s existing guidelines provide for a minimum ratio of Tier 1 capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%.

Basel III

The Basel III final capital framework, among other things:

•	introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on Jan. 1, 2019, requires banks to maintain:

–	as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% (there is no comparable CET1 requirement under Basel I or II)

–	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation (the current requirement is 6.00% for a well capitalized bank)

–	a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation (the current requirement is 10% for a well capitalized bank) and

–	as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter) and

•	provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The amount of these assets that is not deducted from CET1 will be risk weighted at 250%.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. The Company does not believe it will be considered a globally systemically important financial institution. Dodd-Frank requires the federal banking agencies to adopt regulations affecting U.S. banking institutions’ capital requirements in a number of respects and mandates that the Federal Reserve adopt prudential requirements applicable to systemically important financial institutions (including risk-based capital and leverage requirements) that are more stringent than those applicable to other financial companies. The Company is a bank holding company with more than $50 billion in total consolidated assets, so it is considered a systemically important financial institution under Dodd-Frank. The implications of this designation on the Company’s capital requirements are uncertain at this time. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

Liquidity Ratios under Basel III

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium-and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may change before implementation.

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and AEBFSB) that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to restrictions on the acceptance of brokered deposits including Certificate of Deposit Account Registry Service deposits. The majority of the Company’s outstanding U.S. retail deposits have been raised through third-party channels and are considered brokered deposits for bank regulatory purposes. As part of its funding strategy, a majority of the deposits raised during 2010 were sourced directly by the Company with consumers through Personal Savings from American Express. For a description of our deposit programs, please see “Deposit Programs” beginning on page 24 above and “Deposit Programs” on page 43 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Dividends

The Company and TRS as well as Centurion Bank and AEBFSB are limited by banking statutes and regulations in their ability to pay dividends. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and AEBFSB, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Dividend payments by the Company and TRS to shareholders are subject to the oversight of the Federal Reserve. It is Federal Reserve policy that bank holding companies generally should pay dividends on common stock to common shareholders only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality, and overall financial condition. Moreover, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve could prohibit a dividend by the Company or TRS that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Under “temporary” guidance issued by the Federal Reserve in November 2010, bank holding companies, such as the Company and TRS, should consult with the Federal Reserve before taking any actions that could result in a diminished capital base, including actions such as increasing dividends. The Federal Reserve will assess the bank holding company’s capital adequacy based on capital plans and stress tests submitted by the bank holding company. The Federal Reserve will review the capital plans, including dividend policies, against, among other things, the bank holding company’s ability to achieve Basel III capital ratio requirements referred to above as they are phased in by U.S. regulators and any potential impact of Dodd-Frank on the company’s risk profile, business strategy, corporate structure or capital adequacy. A company that has not achieved Basel III capital requirements on a fully phased-in basis may have difficulty increasing dividends. Although the regulations ultimately applicable to the Company will be determined by the Federal Reserve, the Company estimates that, had regulations implementing Basel III been in place during the fourth quarter of 2010, the Company’s capital ratios under Basel III would have exceeded the minimum requirements. This estimate could change in the future. Although we expect to meet the Basel III capital requirements, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

Transactions between Centurion Bank or AEBFSB and Their Respective Affiliates

Certain transactions (including loans and credit extensions from Centurion Bank and AEBFSB) between Centurion Bank and AEBFSB, on the one hand, and their affiliates (including the Company, TRS and their non-bank subsidiaries), on the other hand, are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and Federal Reserve regulation. Effective July 21, 2012 (subject to a six-month extension) Dodd-Frank significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. Transactions subject to these restrictions are generally required to be made on an arms-length basis. These restrictions generally do not apply to transactions between a depository institution and its subsidiaries.

FDIC Insurance Assessments

Centurion Bank and AEBFSB accept deposits, and those deposits are insured by the FDIC up to the applicable limits. The FDIC’s deposit insurance fund (“Deposit Insurance Fund”) is funded by assessments on insured depository institutions, which currently depend on the risk category of an institution and the amount of insured deposits that the institution holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

As part of its efforts to rebuild the Deposit Insurance Fund, the FDIC required insured depository institutions, including Centurion Bank and AEBFSB, to prepay their estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009.

Dodd-Frank requires the FDIC to amend its regulations to base insurance assessments on the average consolidated total assets less the average tangible equity of the insured depository institution during the assessment period (the “new assessment base”). The FDIC has approved a final rule, effective April 1, 2011, that implements the required change to the assessment base and changes the assessment rate calculation for large insured depository institutions, including Centurion Bank and AEBFSB. Effective April 1, 2011, the assessment rates will be subject to adjustments based upon the insured depository institution’s ratio of (1) long-term unsecured debt to the new assessment base, (2) long-term unsecured debt issued by another insured depository institution to the new assessment base, and (3) brokered deposits to the new assessment base. However, effective April 1, 2011, the adjustments based on brokered deposits to the new assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. Additionally, the rules permit the FDIC to impose additional discretionary assessment rate adjustments. These changes could have an adverse effect on our results of operations and financial condition. Furthermore, future changes to deposit insurance assessments also could have an adverse effect on our results of operation and financial condition.

Dodd-Frank also requires the FDIC to increase the reserve ratio for the Deposit Insurance Fund from 1.15 percent to reach a minimum of 1.35 percent of estimated insured deposits by September 30, 2020. On December 20, 2010, the FDIC issued a final rule setting the increased reserve ratio at 2 percent. This increase will result in increased costs for Centurion Bank and AEBFSB. In addition, Dodd-Frank eliminates the ceiling (1.5 percent of insured deposits) on the size of the Deposit Insurance Fund and makes the payment of dividends from the Deposit Insurance Fund by the FDIC discretionary.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at either of our insured depository institution subsidiaries.

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

Orderly Liquidation Authority under Dodd-Frank

Dodd-Frank creates Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the Treasury Secretary may appoint the FDIC as receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination by the Treasury Secretary must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation by the Treasury Secretary with the President. OLA is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an OLA proceeding as compared to disparities that would exist in the resolution by the FDIC of an insured depository institution.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the U.S. Department of Treasury and risk-based assessments made, first, on entities that receive more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on bank holding companies with total consolidated assets of $50 billion or more, such as the Company, and on certain other non-bank financial companies. If an orderly liquidation is triggered, the Company could face assessments for the Orderly Liquidation Fund. It is not possible to determine the level of any such future assessments.

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

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the provisions of the CRA. Under the terms of the CRA, the primary federal regulator of a depository institution is required, in connection with its examination of the depository institution, to assess such depository institution’s record in meeting the credit needs of the communities served by that depository institution, including low- and moderate-income neighborhoods. Furthermore, such assessment also is required of any depository institution that has applied to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve will assess the record of each subsidiary depository institution of the applicant bank holding company in considering the application. In addition, as discussed previously, the failure of the Company’s subsidiary depository institutions to maintain satisfactory CRA ratings could result in restrictions on the Company’s and TRS’ ability to engage in activities in reliance on financial holding company authority.

Privacy, Fair Credit Reporting

We use information about our customers to develop and make available relevant, personalized products and services. Customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information. Regulatory activity in the areas of privacy and data security continues to increase worldwide, spurred by advancements in technology and related concerns about the rapid and widespread dissemination and use of information. Our regulatory examiners, as well as our auditors, are increasingly focused on ensuring that our privacy and data security/access control policies and practices are adequate to inform our customers of our data uses and to protect their personal data.

As noted above, as part of our efforts to enhance payment account data security, in 2006, we and several other payment card networks formed the PCI SSC, an independent standards-setting organization to manage the evolution of the PCI Data Security Standard, which helps organizations that process card payments to prevent credit/charge card security breaches and fraud through increased controls around data and its exposure to compromise.

The Gramm-Leach-Bliley Act (“GLBA”) became effective on July 1, 2001. The GLBA requires consumer notice of a financial institution’s privacy policies and practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state’s Financial Information Privacy Act, which requires (with limited exceptions) “opt-in” consent from customers before their data may be disclosed to nonaffiliated third parties.

In addition, various federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted security breach laws and regulations, requiring varying levels of consumer notification in the event of a data security breach. Data breach laws are also becoming more prevalent in other parts of the world where we operate, including Japan, Mexico and Germany. In many countries that have yet to impose automatic data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data breaches.

Beyond these data breach laws, we are subject to the GLBA’s requirements to safeguard customer information, and to a growing number of state laws (including in Massachusetts and Nevada) that impose broad-ranging data security obligations regarding the protection of customer and employee data. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to, among other things, take the necessary technical and organizational steps to protect personal data. Compliance with these various laws could result in higher technology, administrative and other costs for the Company. In July 2010, we submitted for review by relevant European data protection authorities our draft binding corporate rules for processing of data within the American Express group which, once approved, will enable a more efficient basis on which to transfer data within our group. The European Commission is currently assessing the need for further changes to the European Union’s data protection regime.

We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other fraud, while seeking to collect and use data properly to achieve our business objectives. We also have undertaken measures to assess the level of access to customer data by our employees and our partners and service providers, and to ensure that such access is limited to the least privileged level necessary to perform their job or function for the Company.

The FCRA regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. Among other things, FCRA places restrictions (with limited exceptions) on the sharing and use of certain personal financial and creditworthiness information of our customers with and by our affiliates.

FCRA was significantly amended by the enactment in December 2003 of the FACT Act. The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In November 2007, the federal banking agencies issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rules by October 1, 2008. The Company has implemented various mechanisms to allow our customers to opt out of affiliate sharing and of marketing by the Company and our affiliates, and it continues to review and enhance these mechanisms to ensure compliance with applicable law and a favorable customer experience.

The FACT Act further amended the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. The federal banking agencies and the Federal Trade Commission (“FTC”) published a final rule in November 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by the federal banking agencies originally were required to comply with the rule by November 1, 2008, but the FTC suspended enforcement of its rule through December 31, 2010 pending legislation to clarify the law’s scope. On December 18, 2010, the President signed the Red Flag Program Clarification Act of 2010 into law. The Company’s internal policies and standards, as well as our enterprise-wide data security and fraud prevention programs, comply with the new identity theft requirements.

The FACT Act also imposes duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The federal banking regulatory agencies and the FTC have issued rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. The federal bank regulatory agencies and the FTC have issued rules that specify the circumstances under which “risk-based pricing” notices must be provided to customers and the content, format and timing of such notices. Dodd-Frank will require, effective July 21, 2011, the addition of certain information about credit scores to “risk-based pricing” notices and to adverse action notices otherwise required by the FCRA. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

The CARD Act

In May 2009, the CARD Act was enacted to prohibit certain practices for consumer credit card accounts. The CARD Act, among other requirements, prohibits issuers from treating a payment as late for any purpose, including increasing the APR or imposing a fee, unless a consumer has been provided a “reasonable amount of time” to make the payment. It also requires issuers to apply payment amounts in excess of the minimum payment first to the balance with the highest APR and then to balances with lower APRs. In addition, the Act prohibits an issuer from increasing the APR on outstanding balances, except in limited circumstances such as when a promotional rate expires, a variable rate adjusts, or an account is seriously delinquent or completes a workout arrangement. These requirements became effective on February 22, 2010.

The CARD Act also requires issuers to maintain reasonable written policies to consider a consumer’s income or assets and current obligations prior to opening an account or increasing a credit line. This required minor adjustments to our account opening decisioning and line increase decisioning processes. This requirement became effective on February 22, 2010, and to date has not had any significant impact on these decisions. In addition, applicants for new accounts who are under the age of 21 must demonstrate an independent ability to make the required minimum periodic payments. On October 19, 2010, the Federal Reserve proposed clarifications to its rules implementing the CARD Act, which would include a requirement that applicants who are 21 and over must also demonstrate an independent ability to make the required monthly minimum payments. Issuers would not be permitted to consider household income or assets, but only the individual income or assets of the applicant. If adopted as proposed, this rule may decrease the number of applications for our Cards that are approved for applicants who do not have sufficient individual income, even though their household income may be sufficient for approval. Since August 22, 2010, the CARD Act requires that penalty fees be reasonable and proportional. While the Company has adjusted penalty fees (late fees and returned payment fees) accordingly, this requirement is not expected to have any significant impact on results of operations.

Also, since August 22, 2010, the CARD Act requires issuers to periodically reevaluate APR increases to determine if a decrease is appropriate. The first of these reevaluations must be completed in February 2011. The obligation to periodically reevaluate APR increases is ongoing, and it is uncertain how these provisions will be interpreted or amended by the new Consumer Financial Protection Bureau. Therefore, while the ultimate impact of this requirement is uncertain at this time, it could have a significant impact on our results of operations.

The Federal Reserve also amended its rules on the format and content of consumer credit card disclosures. The amendments required revisions to the format and content of all main types of open-end consumer credit disclosures, including applications and solicitations, account-opening disclosures, and periodic billing statements. These amendments became effective on July 1, 2010.

Certain provisions of the CARD Act also apply to stored value and prepaid products sold on or after August 22, 2010. In March 2010, the Federal Reserve amended its Regulation E to impose new restrictions on the ability to impose dormancy, inactivity or service fees with respect to gift certificates, store gift cards and general-use prepaid cards issued primarily for personal use. Such fees may only be imposed under certain conditions. Additionally, the rules prohibit the sale or issuance of a gift certificate, store gift card or general-use prepaid card that has an expiration date of less than five years after either the date a certificate or card is issued or the date on which funds were last loaded. The rules also require implementation of policies and procedures to give consumers a reasonable opportunity to purchase a certificate or card with at least five years before the certificate or card expiration date, prohibit any fees for replacing an expired certificate or card or refunding the remaining balance as long as the underlying funds remain valid, and require additional disclosures for any fee other than a dormancy, inactivity or service fee.

While the Company has made certain changes to our product terms and practices designed to comply with the CARD Act, the long-term impact of the CARD Act on the Company’s business practices and revenues will depend upon a number of factors, including our ability to successfully implement our business strategies, consumer behavior and the actions of the Company’s competitors, which are difficult to predict at this time. If the Company is not able to lessen the impact of the changes required by the CARD Act, it will have a material adverse effect on results of operations.

Anti-Money Laundering Compliance

In the United States, the USA Patriot Act was enacted in October 2001 in the wake of the September 11, 2001 terrorist attacks. The Patriot Act, in addition to substantially broadening existing AML and terrorist financing legislation, amended the Bank Secrecy Act, the primary legislation governing AML requirements. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism and money laundering, including provisions aimed at impeding terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, the Bank Secrecy Act, as amended by the Patriot Act, requires financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting and enhanced information gathering and recordkeeping requirements. While American Express has long maintained AML programs in our businesses, certain of our business activities are subject to specific AML regulations that prescribe minimum standards for components of the AML programs. For example, our GNS business maintains a risk-based program to ensure that institutions that are licensed to issue cards or acquire merchants on their networks maintain adequate AML controls. We have also developed and implemented a Know Your Customer, or due diligence, program and an enhanced due diligence program, including a program for verifying the identity of our customers for applicable businesses. We will take steps to comply with any additional regulations or initiatives that are adopted, whether in the United States or in other jurisdictions in which we conduct business.

Over the last several years, the industry has seen increased regulatory scrutiny of the AML compliance programs of financial institutions, with emphasis on record keeping and reporting requirements such as the requirement to identify and report suspicious activity, leading to enforcement actions and increased penalties for non-compliance. To meet this increased scrutiny, we continue to enhance our enterprise-wide AML compliance program. Our AML compliance programs primarily consist of risk-based policies, procedures and controls that are reasonably designed to prevent, detect and report money laundering.

We have significant operations in the European Union, including a number of regulated businesses. We monitor developments in EU legislation, as well as in the other countries in which we operate, to ensure that we are in a position to comply with all applicable legal requirements, including European Union directives applicable to payment institutions, credit providers, insurance intermediaries and other financial institutions.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules, and they are administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. In June 2010, the Federal Reserve, the OCC, the FDIC and the OTS jointly issued final guidance on sound incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies, such as the Company, as well as all insured depository institutions, including Centurion Bank and AEBFSB. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, be compatible with effective internal controls and risk management, and be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices of a banking institution that are identified by the Federal Reserve or other bank regulatory agencies in connection with its review of such organization’s compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Additionally, on February 7, 2011, the FDIC approved a notice of proposed rulemaking pursuant to Dodd-Frank on incentive-based compensation practices. The proposed rule is a joint rulemaking by the Federal Reserve, the OCC, the FDIC, the OTS, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration, which each must independently approve the proposed rule before it is published for comment. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more (such as the Company, Centurion Bank and AEBFSB) would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by offering “excessive” compensation or compensation that could lead the company to material financial loss. All covered institutions would be required to provide federal regulators with additional disclosures to determine compliance with the proposed rule and also to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as the Company, the proposed rule requires that at least 50% of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. Moreover, the board of directors of a covered institution with at least $50 billion in total consolidated assets must identify employees who have authority to expose an institution to substantial risk, evaluate and document the incentive-based compensation methods used to balance risk and financial rewards for the identified employees, and approve incentive-based compensation arrangements for those employees after appropriately considering other available methods for balancing risk and financial rewards. The form and timing of any final rule cannot be determined at this time.

Our compensation practices are affected by Dodd-Frank amendments to the Securities Exchange Act of 1934 (the “Exchange Act”) requiring a non-binding “say-on-pay” vote to be provided at least once every three years at a shareholders’ meeting and a non-binding shareholder vote to be provided at least once every six years to determine the frequency of say-on-pay votes. These votes must be provided at meetings of shareholders occurring after January 21, 2011. In addition, Dodd-Frank requires proxy statement disclosure of compensation arrangements requiring payments to named executive officers upon a change in control (“golden parachutes”) if shareholders are voting on a merger or similar transaction, as well as a separate non-binding vote to approve golden parachute compensation arrangements that had not previously been subject to a say-on-pay vote. The golden parachute disclosure and vote is required in proxy statements and other schedules and forms initially filed on or after April 25, 2011.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect the ability of American Express and its subsidiaries to hire, retain and motivate its and their key employees.

Foreign Corrupt Practices Act

Our international operations are subject to complex international and U.S. laws and regulations, including the Foreign Corrupt Practices Act (the “FCPA”) and local laws that prohibit the making or offering of improper payments to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The anti-corruption provisions of the FCPA are enforced by DOJ. The FCPA also requires us to strictly comply with certain accounting and internal controls standards enforced by the SEC. In recent years, DOJ and SEC enforcement of the FCPA has become more intense. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. The risk may be greater when we transact business, whether through subsidiaries or joint ventures or other partnerships, in countries with higher perceived levels of corruption. We have policies and procedures designed to detect and deter prohibited practices, provide specialized training, monitor our operations and payments globally, and investigate allegations of improprieties relating to transactions and the manner in which transactions are recorded. However, if our employees, contractors or agents fail to comply with applicable laws governing our international operations, the Company, as well as individual employees, may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements, which you can find on pages 114-116 of our 2010 Annual Report to Shareholders and which is incorporated herein by reference.)

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

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management — Market Risk Management Process” on pages 48-49 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

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

You can find more information regarding this transaction in Note 2 to our Consolidated Financial Statements, appearing on page 75 of our 2010 Annual Report to Shareholders, which is incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements, which appears on pages 114-116 of our 2010 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 25, 2011. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, International Consumer and Small Business Services

Mr. Buckminster (50) has been President, International Consumer and Small Business Services of the Company since November 2009. Prior thereto he had been Executive Vice President, International Consumer Products and Marketing since July 2002.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer

Mr. Chenault (59) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX —	Executive Vice President, Human Resources

Mr. Cox (46) has been Executive Vice President, Human Resources of the Company since April 2005. Prior thereto, he had been Executive Vice President of The Pepsi Bottling Group since September 2004.

EDWARD P. GILLIGAN —	Vice Chairman

Mr. Gilligan (51) has been Vice Chairman of the Company and head of the Company’s Global Consumer and Small Business Card Issuing, Network and Merchant businesses since October 2009. Prior thereto, he had been Vice Chairman of the Company and head of the Company’s Global Business to Business Group since July 2007. Prior thereto, he had been Group President, American Express International & Global Corporate Services since July 2005. Prior thereto, he had been Group President, Global Corporate Services since June 2000 and Group President, Global Corporate Services & International Payments, since July 2003.

WILLIAM H. GLENN —	President, Global Merchant Services

Mr. Glenn (53) has been President, Global Merchant Services since June 2007. Prior thereto, he had been President of Merchant Services North America and Global Merchant Network Group since September 2002.

ASH GUPTA —	Chief Risk Officer and President, Risk and Information Management

Mr. Gupta (57) has been President of Risk, Information Management and Banking Group and Chief Risk Officer since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES —	Executive Vice President and Chief Marketing Officer

Mr. Hayes (56) has been Executive Vice President since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY —	Executive Vice President and Chief Financial Officer

Mr. Henry (61) has been Executive Vice President and Chief Financial Officer of the Company since October 2007. Since February 2007, Mr. Henry had been serving as Executive Vice President and Acting Chief Financial Officer of the Company. Prior thereto, he had been Executive Vice President and Chief Financial Officer, U.S. Consumer, Small Business and Merchant Services since October 2005 and Executive Vice President and Chief Financial Officer, U.S. Consumer and Small Business Services since August 2000.

LOUISE M. PARENT —	Executive Vice President and General Counsel

Ms. Parent (60) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK —	Executive Vice President, Corporate and External Affairs

Mr. Schick (64) has been Executive Vice President, Corporate and External Affairs since March 1993.

DANIEL H. SCHULMAN —	Group President, Enterprise Growth

Mr. Schulman (53) has been Group President, Enterprise Growth since August 2010. Mr. Schulman joined American Express from Sprint Nextel Corporation, where he served as President of the Prepaid group from 2009 until August 2010. Before joining Sprint, Mr. Schulman was the founding CEO of Virgin Mobile USA, a mobile virtual operator, acquired by Sprint in 2009. Prior to that he was CEO of priceline.com and spent the early part of his career with AT&T, where he ultimately led the company’s consumer long distance business.

STEPHEN J. SQUERI —	Group President, Global Services

Mr. Squeri (51) has been Group President, Global Services, since October 2009. From May 2005 to October 2009, he served as Executive Vice President and Chief Information Officer. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions activities for the Company. Prior thereto, he had been President, Global Commercial Card — Global Corporate Services since January 2002.

EMPLOYEES

We had approximately 61,000 employees on December 31, 2010.

GUIDE 3 — STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2010 Annual Report to Shareholders, which information is incorporated herein by reference (“Annual Report”). This information excludes discontinued operations unless otherwise noted.

Upon adoption of new GAAP governing transfers of financial assets and consolidation of variable interest entities (“VIEs”), the Company was required to change its accounting for the American Express Credit Account Master Trust (the “Lending Trust”), a previously unconsolidated VIE, which is now consolidated. As a result, beginning January 1, 2010, the securitized cardmember loans and related debt securities issued to third parties by the Lending Trust are included on the Company’s Consolidated Balance Sheet. The Company continues to consolidate the American Express Issuance Trust (the “Charge Trust”). Prior period results have not been revised for the change in accounting for the Lending Trust. Refer to Note 1 “Summary of Significant Accounting Policies” on page 72 and Note 7 “Asset Securitizations” on page 85 of the Annual Report for further discussion.

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

	2010			2009			2008
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
Years Ended December 31, (Millions, except percentages)	Balance(a)	Income	Yield	Balance(a)	Income	Yield	Balance(a)	Income	Yield

Interest-earning assets
Interest-bearing deposits in other banks(b)(c)
U.S.	$16,276	$40	0.2%	$7,090	$13	0.2%	$8,814	$136	1.5%
Non-U.S.	2,203	23	1.0	1,724	28	1.6	1,402	19	1.4
Federal funds sold and securities purchased under agreements to resell
U.S.	—	—	—	—	—	—	—	—	—
Non-U.S.	309	12	3.9	123	6	4.9	122	10	8.2
Short-term investment securities
U.S.	1,214	2	0.2	10,523	28	0.3	4,926	73	1.5
Non-U.S.	349	1	0.3	195	1	0.5	31	2	6.5
Cardmember loans(d)(e)
U.S.	47,700	5,407	11.3	26,114	2,984	11.4	36,962	4,464	12.1
Non-U.S.	8,419	1,356	16.1	8,696	1,446	16.6	10,670	1,649	15.5
Other loans
U.S.	41	3	7.3	140	3	2.1	175	4	2.3
Non-U.S.	410	18	4.4	527	38	7.2	646	74	11.5
Taxable investment securities(f)
U.S.	11,225	137	1.2	13,198	457	3.5	5,841	333	5.6
Non-U.S.	247	13	5.3	285	18	6.0	382	24	6.1
Non-taxable investment securities(f)
U.S.	5,999	252	6.3	5,989	286	6.8	6,565	334	7.6
Other assets(g)
Primarily U.S.	523	28	n.m.	485	23	n.m.	336	79	n.m.

Total interest-earning assets(h)	$94,915	$7,292	7.8%	$75,089	$5,331	7.3%	$76,872	$7,201	9.6%

U.S.	82,978	5,869		63,539	3,794		63,619	5,423
Non-U.S.	11,937	1,423		11,550	1,537		13,253	1,778

	2010	2009	2008
	Average	Average	Average
Years Ended December 31, (Millions, except percentages)	Balance(a)	Balance(a)	Balance(a)

Non-interest-earning assets
Cash and due from banks(c)
U.S.	$1,805	$1,063	$1,179
Non-U.S.	640	429	448
Cardmember receivables, net
U.S.	18,045	17,056	20,220
Non-U.S.	16,253	13,812	16,500
Other receivables, net
U.S.	1,825	2,149	2,349
Non-U.S.	1,227	1,249	1,279
Reserves for cardmember and other loans losses
U.S.	(3,696)	(2,556)	(1,923)
Non-U.S.	(612)	(564)	(432)
Other assets(i)
U.S.	11,900	12,288	9,699
Non-U.S.	1,907	2,131	2,205

Total non-interest-earning assets	49,294	47,057	51,524

U.S.	29,879	30,000	31,524
Non-U.S.	19,415	17,057	20,000
Assets of discontinued operations	—	75	5,745

Total assets	$144,209	$122,221	$134,141

U.S.	112,857	93,539	95,143
Non-U.S.	31,352	28,607	33,253
Assets of discontinued operations	—	75	5,745
Percentage of total average assets attributable to non-U.S. activities	21.7%	23.4%	24.8%

(a)	Averages based on month end balances, except reserves for cardmember and other receivables/loans, which are based on quarter end averages.

(b)	Amounts include (i) average interest-bearing restricted cash balances of $1,570 million, $417 million, and $214 million for 2010, 2009 and 2008, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)	“Interest bearing deposits in other banks” and “cash and due from banks” have been revised for book overdraft misclassifications in 2009 and 2008, as described in Note 1 “Summary of Significant Accounting Policies” on page 72 of the Annual Report.

(d)	Card fees related to cardmember loans included in interest income were $115 million, $107 million, and $95 million in U.S. and $105 million, $79 million and $51 million in non-U.S. for 2010, 2009 and 2008, respectively.

(e)	Average non-accrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $839 million, $554 million and $8 million in U.S. as well as $11 million, $15 million and $6 million in non-U.S. for 2010, 2009 and 2008, respectively.

(f)	Average yields for available-for-sale investment securities have been calculated using total amortized cost balances and do not include changes in fair value recorded in other comprehensive (loss) income. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

(g)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful.

(h)	The average yield on total interest-earning assets is adjusted for the impacts of items mentioned in (f) above.

(i)	Includes premises and equipment, net of accumulated depreciation.

	2010			2009			2008
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
Years Ended December 31, (Millions, except percentages)	Balance(a)	Expense	Rate	Balance(a)	Expense	Rate	Balance(a)	Expense	Rate

Interest-bearing liabilities
Customer deposits
U.S.	$27,373	$522	1.9%	$19,638	$393	2.0%	$12,130	$366	3.0%
Non-U.S.	693	24	3.5	798	32	4.0	1,432	88	6.1
Federal funds purchased and securities sold under agreements to repurchase
U.S.	—	—	—	48	—	—	1,493	53	3.5
Non-U.S.	—	—	—	—	—	—	—	—	—
Short-term borrowings(b)
U.S.	1,066	4	0.4	2,145	31	1.4	12,490	399	3.2
Non-U.S.	1,066	—	—	801	6	0.7	942	31	3.3
Long-term debt(b)
U.S.	66,121	1,811	2.7	54,032	1,658	3.1	54,408	2,491	4.6
Non-U.S.	2,202	40	1.8	1,463	55	3.8	1,968	82	4.2
Other liabilities(c)
Primarily U.S.	292	22	n.m.	284	32	n.m.	277	45	n.m.

Total interest-bearing liabilities	$98,813	$2,423	2.5%	$79,209	$2,207	2.8%	$85,140	$3,555	4.2%

U.S.	94,852	2,359		76,147	2,114		80,798	3,354
Non-U.S.	3,961	64		3,062	93		4,342	201
Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	5,272			5,623			6,289
Non-U.S.	254			330			410
Accounts payable(d)
U.S.	6,666			5,854			7,172
Non-U.S.	3,757			3,146			2,699
Other liabilities(d)
U.S.	10,962			10,298			9,311
Non-U.S.	3,732			3,130			5,484

Total non-interest-bearing liabilities	30,643			28,381			31,365

U.S.	22,900			21,775			22,772
Non-U.S.	7,743			6,606			8,593
Liabilities of discontinued operations	—			61			5,561

Total liabilities	129,456			107,651			122,066

U.S.	117,752			97,922			103,570
Non-U.S.	11,704			9,668			12,935
Liabilities of discontinued operations	—			61			5,561

Total shareholders’ equity	14,753			14,570			12,075

Total liabilities and shareholders’ equity	$144,209			$122,221			$134,141

Percentage of total average liabilities attributable to non-U.S. activities	9.0%			9.0%			10.6%
Interest rate spread			5.3%			4.5%			5.4%

Net interest income and net average yield on interest-earning assets(e)		$4,869	5.3%		$3,124	4.3%		$3,646	5.0%

(a)	Averages based on month end balances.

(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument.

(c)	Amounts include (i) average deferred compensation liability balances which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful.

(d)	“Accounts payable” and “other liabilities” have been revised for book overdraft misclassifications in 2009 and 2008, as further described in Note 1 “Summary of Significant Accounting Policies” on page 72 of the Annual Report.

(e)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in note (f) on page 58.

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

	2010 versus 2009			2009 versus 2008
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
	Average	Average	Net	Average	Average	Net
Years Ended December 31, (Millions)	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets
Interest-bearing deposits in other banks(b)
U.S.	$17	$10	$27	$(27)	$(96)	$(123)
Non-U.S.	8	(13)	(5)	4	5	9
Securities purchased under agreements to resell
Non-U.S.	9	(3)	6	—	(4)	(4)
Short-term investment securities
U.S.	(25)	(1)	(26)	83	(128)	(45)
Non-U.S.	1	(1)	—	11	(12)	(1)
Cardmember loans
U.S.	2,467	(44)	2,423	(1,310)	(170)	(1,480)
Non-U.S.	(46)	(44)	(90)	(305)	102	(203)
Other loans
U.S.	(2)	2	—	(1)	—	(1)
Non-U.S.	(8)	(12)	(20)	(14)	(22)	(36)
Taxable investment securities
U.S.	(70)	(250)	(320)	404	(280)	124
Non-U.S.	(4)	(1)	(5)	(5)	(1)	(6)
Non-taxable investment securities
U.S.	(12)	(22)	(34)	(17)	(31)	(48)
Other assets
Primarily U.S.	2	3	5	35	(91)	(56)

Change in interest income	2,337	(376)	1,961	(1,142)	(728)	(1,870)

	2010 versus 2009			2009 versus 2008
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
	Average	Average	Net	Average	Average	Net
Years Ended December 31, (Millions)	Volume	Rate	Change	Volume	Rate	Change

Interest-bearing liabilities
Customer deposits
U.S.	155	(26)	129	227	(200)	27
Non-U.S.	(4)	(4)	(8)	(39)	(17)	(56)
Federal funds purchased and securities sold under agreements to repurchase
U.S.	—	—	—	(51)	(2)	(53)
Short-term borrowings
U.S.	(16)	(11)	(27)	(330)	(38)	(368)
Non-U.S.	2	(8)	(6)	(5)	(20)	(25)
Long-term debt
U.S.	371	(218)	153	(17)	(816)	(833)
Non-U.S.	28	(43)	(15)	(21)	(6)	(27)
Other liabilities
Primarily U.S.	1	(11)	(10)	1	(14)	(13)

Change in interest expense	537	(321)	216	(235)	(1,113)	(1,348)

Change in net interest income	$1,800	$(55)	$1,745	$(907)	$385	$(522)

(a)	Refer to the notes on pages 58 and 59 for additional information.

(b)	“Interest bearing deposits in other banks” has been revised for book overdraft misclassifications in 2009 and 2008, as described in Note 1 “Summary of Significant Accounting Policies” on page 72 of the Annual Report.

INVESTMENT SECURITIES PORTFOLIO

The following table presents the fair value of the Company’s available-for-sale investment securities portfolio. Refer to Note 6 “Investment Securities” on page 83 in the Annual Report for additional information.

December 31, (Millions)	2010	2009	2008

State and municipal obligations	$5,797	$6,250	$5,631
U.S. Government agency obligations	3,413	6,745	3,185
U.S. Government treasury obligations	2,456	5,566	1,981
Corporate debt securities	1,445	1,335	218
Retained subordinated securities	—	3,599	744
Mortgage-backed securities	276	180	75
Equity securities	475	530	544
Foreign government bonds and obligations	99	92	81
Other	49	40	67

Total available-for-sale securities	$14,010	$24,337	$12,526

The following table presents an analysis of remaining contractual maturities and weighted average yields for available-for-sale investment securities. Yields on tax-exempt obligations have been computed on a tax-equivalent basis as discussed earlier.

	2010
		Due after 1	Due after 5
	Due in 1	through	through	Due after
December 31, (Millions, except percentages)	year or less	5 years	10 years	10 years	Total

State and municipal obligations(a)	$3	$71	$257	$5,466	$5,797
U.S. Government agency obligations	2,953	458	—	2	3,413
U.S. Government treasury obligations	2,427	4	7	18	2,456
Corporate debt securities	815	590	40	—	1,445
Mortgage-backed securities(a)	—	—	3	273	276
Foreign government bonds and obligations	55	11	—	33	99

Total fair value(b)	$6,253	$1,134	$307	$5,792	$13,486

Weighted average yield(c)	0.7%	2.4%	7.2%	6.4%	3.5%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

(b)	Excludes equity securities and other securities included in the prior table above as these are not debt securities with contractual maturities.

(c)	Average yields for available-for-sale investment securities have been calculated using the effective yield on the date of purchase.

As of December 31, 2010, U.S. Government treasury and agency obligations were the only investments that exceeded 10 percent of shareholders’ equity.

LOANS AND CARDMEMBER RECEIVABLES PORTFOLIOS

The following table presents gross loans, net of unearned income, and gross cardmember receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Allowance for losses is presented beginning on page 67. Refer to Note 4 “Accounts Receivable and Loans” on page 78 and Note 5 “Reserves for Losses” on page 81 in the Annual Report for additional information.

December 31, (Millions)	2010	2009	2008	2007	2006

Loans
U.S. loans
Cardmember(a)	$51,565	$23,507	$32,684	$43,253	$33,543
Other(b)	44	46	144	91	132
Non-U.S. loans
Cardmember(a)	9,285	9,265	9,527	11,155	9,685
Other(b)	392	487	913	716	885

Total loans	$61,286	$33,305	$43,268	$55,215	$44,245

Cardmember receivables
U.S. cardmember receivables
Consumer(c)	$19,155	$17,750	$17,822	$21,418	$20,586
Commercial(d)	6,439	5,587	5,269	6,261	5,897
Non-U.S. cardmember receivables
Consumer(c)	6,852	6,149	5,769	7,243	6,484
Commercial(d)	4,820	4,257	4,128	5,150	4,400

Total cardmember receivables	$37,266	$33,743	$32,988	$40,072	$37,367

(a)	Represents loans to individual and small business consumers.

(b)	Other loans at December 31, 2010, 2009 and 2008 primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network, and small business loans associated with the acquisition of Corporate Payment Services. Other loans at December 31, 2008, also included a loan to an affiliate in discontinued operations. 2007 and prior periods primarily represent small business installment loans.

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

	2010
	Within	1-5	After
December 31, (Millions)	1 year(a)(b)	years(b)(c)	5 years(c)	Total

Loans
U.S. loans
Cardmember	$51,410	$155	$—	$51,565
Other	9	15	20	44
Non-U.S. loans
Cardmember	9,274	3	8	9,285
Other	389	3	—	392

Total loans	$61,082	$176	$28	$61,286

Loans due after one year at fixed interest rates		176	28	204
Loans due after one year at variable interest rates		—	—	—

Total loans		$176	$28	$204

Cardmember receivables
U.S. cardmember receivables
Consumer	$19,131	$24	—	$19,155
Commercial	6,439	—	—	6,439
Non-U.S. cardmember Receivables
Consumer	6,852	—	—	6,852
Commercial	4,820	—	—	4,820

Total cardmember receivables	$37,242	$24	$—	$37,266

(a)	Cardmember loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s cardmembers will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2010.

(b)	Cardmember receivables are immediately due upon receipt of cardmember statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent long-term modification programs or Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for cardmembers that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.

(c)	Cardmember and other loans due after one year primarily represent installment loans and approximately $166 million of TDRs.

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

December 31, (Millions)	2010(a)

Individuals	$86,857
Commercial(b)	$11,259

Total on-balance sheet	$98,116

Unused lines of credit-individuals(c)	$225,830

(a)	Refer to Note 22 “Significant Credit Concentrations” on page 110 in the Annual Report for additional information on concentrations, including exposure to the airline industry, and for a discussion of how the Company manages concentration exposures. Certain distinctions between categories require management judgment.

(b)	Includes corporate charge card receivables of $641 million from financial institutions, $21 million from U.S. Government agencies and $10.6 billion from other corporate institutions.

(c)	Because charge card products have no preset spending limit, the associated credit limit on cardmember receivables is not quantifiable. Therefore, the quantified unused line-of-credit amounts only include the approximate credit line available on cardmember loans (including both for on-balance sheet loans and loans previously securitized).

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

December 31, (Millions)	2010(a)	2009	2008	2007	2006

Loans
Non-accrual loans(b)
U.S.(c)	$628	$480	$8	$8	$112
Non-U.S.	12	14	6	5	5

Total non-accrual loans	640	494	14	13	117

Loans contractually 90 days past-due and still accruing interest
U.S.(d)	90	102	692	558	277
Non-U.S.	99	151	166	149	133

Total loans contractually 90 days past-due and still accruing interest	189	253	858	707	410

Restructured loans(d)(e)
U.S.	1,076	706	403	47	73
Non-U.S.	11	15	24	41	66

Total restructured loans	1,087	721	427	88	139

Total non-performing loans	$1,916	$1,468	$1,299	$808	$666

Cardmember receivables
Restructured cardmember receivables(d)(e)
U.S.	114	94	141	4	—

Total restructured cardmember receivables	$114	$94	$141	$4	$—

(a)	The increase in impaired loans was due to the adoption of new GAAP effective January 1, 2010, which resulted in the consolidation of the Lending Trust as discussed further in Note 1 “Summary of Significant

Accounting Policies” on page 72 of the Annual Report. As a result of these changes, amounts as of December 31, 2010 include impaired loans and receivables for both the Charge Trust and Lending Trust; correspondingly, amounts as of December 31, 2009 only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust. Amounts as of both balance sheet dates also include impaired loans and receivables associated with other non-securitized portfolios.

(b)	The Company’s policy is generally to cease accruing interest income once a related cardmember loan is 180 days past due at which time the cardmember loan is written off. The Company establishes loan loss reserves for estimated uncollectible interest receivable balances prior to write-off. Beginning with 2009, certain cardmember loans placed with outside collection agencies are put on non-accrual status.

(c)	As of December 31, 2009, these amounts primarily include certain cardmember loans placed with outside collection agencies. Non-accrual loans at December 31, 2006 and 2005 included a single loan to a U.S. commercial airline of approximately $104 million and $266 million, respectively, which was paid off in full during the second quarter of 2007. The loan was put on non-accrual status in the third quarter of 2005.

(d)	Represents long-term and short-term modification programs or TDRs, wherein the terms of a loan or receivable have been modified for cardmembers that are experiencing financial difficulties and a concession has been granted to the borrower. The Company may modify cardmember loans and receivables and such modifications may include reducing the interest rate/delinquency fees on the loans and receivables and/or placing the cardmember on a fixed payment plan not exceeding 60 months. If the cardmember does not comply with the modified terms, then the loan or receivable agreement reverts back to its original terms.

(e)	Certain reclassifications of prior year amounts have been made to conform to the current presentation.

IMPACT OF NON-PERFORMING LOANS ON INTEREST INCOME

The following table presents the gross interest income for both non-accrual and restructured loans for 2010 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2010. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2010
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total

Gross amount of interest income that would have been recorded in accordance with the original contractual terms(a)	$143	$3	$146
Interest income actually recognized	16	1	17

Total interest revenue foregone	$127	$2	$129

(a)	Based on the contractual rate that was being charged at the time the loan was restructured or placed on non-accrual status.

POTENTIAL PROBLEM RECEIVABLES

This disclosure presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2010, the Company did not identify any potential problem loans or receivables within the cardmember loans and receivables portfolio that were not already included in “Risk Elements” above.

CROSS-BORDER OUTSTANDINGS

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. The Company has adopted the FFIEC guidelines for its cross-border disclosure starting with 2009 reporting.

The primary differences between the FFIEC and Guide 3 guidelines for reporting cross-border exposure are: i) available-for-sale investment securities are reported based on amortized cost for FFIEC instead of fair value for Guide 3; ii) net local country claims are reduced by local country liabilities (regardless of currency denomination) excluding any debt that is funding the local assets through a foreign domiciled subsidiary for FFIEC compared to Guide 3 where only amounts in the same currencies are offset and such debt noted above is a reduction to local country claims; iii) the FFIEC methodology includes mark-to-market exposures of derivative assets which are excluded under Guide 3; and iv) investments in unconsolidated subsidiaries are included under FFIEC but excluded under Guide 3.

The following table presents the aggregate amount of cross-border outstandings from borrowers or counterparties for each foreign country that exceeds 1 percent of consolidated total assets for any of the periods reported below. Cross-border outstandings include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or other non-local currency.

The table separately presents the amounts of cross-border outstandings by type of borrower including governments and official institutions, banks and other financial institutions and other, along with an analysis of local country assets net of local country liabilities.

		Governments	Banks and		Net local	Total
		and official	other financial		country	cross-border	Cross-border	Total
Years Ended December 31, (Millions)		institutions	institutions	Other	claims	outstandings	commitments(b)	exposure

Australia	2010	$—	$37	$1	$4,225	$4,263	—	$4,263
	2009	—	1,026	1	3,869	4,896	—	4,896
	2008	—	278	5	3,686	3,969	—	3,969

United Kingdom	2010	$2	$1,582	$345	$800	$2,729	—	$2,729
	2009	—	959	314	1,264	2,537	—	2,537
	2008	—	844	379	2,286	3,509	—	3,509

Canada	2010	$—	$258	$3	$2,212	$2,473	—	$2,473
	2009	4	25	3	1,667	1,699	—	1,699
	2008	5	782	3	1,451	2,241	—	2,241

France	2010	$—	$45	$8	$824	$877	—	$877
	2009	—	1,136	7	876	2,019	—	2,019
	2008	—	1,213	9	800	2,022	—	2,022

Netherlands	2010	$—	$7	$221	$—	$228	—	$228
	2009	—	35	188	—	223	—	223
	2008	—	886	223	183	1,292	—	1,292

Other countries(a)	2010	$1	$501	$283	$2,389	$3,174	—	$3,174
	2009	1	5	223	2,156	2,385	—	2,385
	2008	—	1,003	227	1,984	3,214	—	3,214

(a)	In 2010, only Mexico cross-border outstandings are between 0.75 percent and 1.0 percent of consolidated total assets. Italy and Sweden were also included within 2009 or 2008 as they exceeded the threshold, to be consistent with prior year presentation.

(b)	Generally, all charge and credit cards have revocable lines of credit, and therefore, are not disclosed as cross-border commitments. Refer to loan concentrations on page 64 for amount of unused lines of credit.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes the changes to the Company’s allowance for cardmember loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2010	2009	2008	2007	2006

Cardmember loans
Allowance for loan losses at beginning of year — U.S. loans	$2,541	$2,164	$1,457	$836	$727
Reserves established for consolidation of a variable interest entities	2,531	—	—	—	—

U.S. loans — adjusted balance	5,072	2,164	1,457	836	727
Non-U.S. loans	727	406	374	335	269

Total allowance for losses — beginning of year	5,799	2,570	1,831	1,171	996

Cardmember lending provisions(a)
U.S. loans	1,291	3,276	3,490	2,179	993
Non-U.S. loans	236	990	741	582	630

Total cardmember lending provisions	1,527	4,266	4,231	2,761	1,623

Write-offs
U.S. loans	(3,614)	(2,914)	(2,816)	(1,630)	(946)
Non-U.S. loans	(573)	(810)	(708)	(655)	(600)

Total write-offs	(4,187)	(3,724)	(3,524)	(2,285)	(1,546)

Recoveries
U.S. loans	468	230	207	198	108
Non-U.S. loans	100	97	94	97	79

Total recoveries	568	327	301	295	187

Net write-offs(b)(c)	(3,619)	(3,397)	(3,223)	(1,990)	(1,359)

Other(d)
U.S. loans	(64)	(215)	(174)	(126)	(46)
Non-U.S. loans	3	44	(95)	15	(43)

Total other	(61)	(171)	(269)	(111)	(89)

Allowance for loan losses at end of year
U.S. loans	3,153	2,541	2,164	1,457	836
Non-U.S. loans	493	727	406	374	335

Total allowance for losses	3,646	$3,268	$2,570	$1,831	$1,171

Net write-offs / average cardmember loans outstanding(b)(c)(e)	5.6%	8.5%	5.5%	3.5%	3.3%

(a)	Refer to Note 5 “Reserves for Losses” on page 81 in the Annual Report for a discussion of management’s process for evaluating allowance for loan losses.

(b)	In the third quarter of 2008, the Company revised its method of reporting the cardmember lending net write-off rate. Historically, the net write-off rate has been presented using net write-off amounts for principal, interest, and fees. However, industry convention is generally to include only the net write-offs related to principal in write-off rate disclosures. The write-off rate for 2010, 2009, 2008 and 2007 is a principal only write-off rate consistent with industry convention. The write-off rate for 2006 reflects principal only write-offs in the U.S. and total write-offs (principal, interest, and fees) outside the U.S. as principal only write-off information was not available outside the U.S. for 2006.

(c)	For purposes of calculating the net write-off rate in accordance with (b) above, net write-offs were $3.3 billion, $2.9 billion, $2.6 billion, $1.6 billion, $1.2 billion for 2010-2006, respectively.

(d)	Includes $160 million of reserves in 2009, that were removed in connection with securitizations during the year. The offset is in the allocated cost of the associated retained subordinated securities. This amount also includes foreign currency translation adjustments. The prior years included foreign currency translation and other adjustments primarily related to the reclassification of waived fee reserves to a contra-cardmember loan.

(e)	Average cardmember loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2010	2009	2008	2007	2006

Other loans
Allowance for loan losses at beginning of year
U.S. loans	$2	$15	$12	$16	$19
Non-U.S. loans	25	24	33	24	19

Total allowance for losses	27	39	45	40	38

Provisions for other loan losses(a)
U.S. loans	3	5	10	4	1
Non-U.S. loans	22	45	53	41	21

Total provisions for other loan losses	25	50	63	45	22

Write-offs
U.S. loans	(4)	(19)	(8)	(9)	(6)
Non-U.S. loans	(34)	(50)	(72)	(36)	(19)

Total write-offs	(38)	(69)	(80)	(45)	(25)

Recoveries
U.S. loans	1	1	1	1	2
Non-U.S. loans	8	10	7	6	4

Total recoveries	9	11	8	7	6

Net write-offs	(29)	(58)	(72)	(38)	(19)

Other(b)
U.S. loans	—	—	—	—	—
Non-U.S. loans	1	(4)	3	(2)	(1)

Total other	1	(4)	3	(2)	(1)

Allowance for loan losses at end of year
U.S. loans	2	2	15	12	16
Non-U.S. loans	22	25	24	33	24

Total allowance for losses	$24	$27	$39	$45	$40

Net write-offs/average other loans outstanding(c)	6.5%	8.7%	8.8%	4.0%	1.2%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.

(b)	Includes primarily foreign currency translation adjustments.

(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Average other loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for losses on cardmember receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2010	2009	2008	2007	2006

Cardmember receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$256	$474	$844	$666	$659
Commercial	93	113	104	99	96

Total U.S. receivables	349	587	948	765	755
Non-U.S. receivables
Consumer	148	173	167	188	166
Commercial	49	50	34	28	21

Total non-U.S. receivables	197	223	201	216	187

Total allowance for losses	546	810	1,149	981	942

Provisions for losses(a)
U.S. receivables
Consumer	296	492	899	824	567
Commercial	105	106	130	96	68

Total U.S. provisions	401	598	1,029	920	635
Non-U.S. receivables
Consumer	148	196	255	170	264
Commercial	46	63	79	50	36

Total non-U.S. provisions	194	259	334	220	300

Total provisions for losses	595	857	1,363	1,140	935

Write-offs
U.S. receivables
Consumer	(528)	(984)	(1,326)	(748)	(671)
Commercial	(128)	(154)	(142)	(111)	(84)

Total U.S. write-offs	(656)	(1,138)	(1,468)	(859)	(755)
Non-U.S. receivables
Consumer	(222)	(261)	(214)	(208)	(193)
Commercial	(77)	(81)	(57)	(43)	(39)

Total non-U.S. write-offs	(299)	(342)	(271)	(251)	(232)

Total write-offs	(955)	(1,480)	(1,739)	(1,110)	(987)

Years Ended December 31, (Millions, except percentages)	2010	2009	2008	2007	2006

Cardmember receivables
Recoveries
U.S. receivables
Consumer	$227	$268	$115	$139	$121
Commercial	50	29	27	22	20

Total U.S. recoveries	277	297	142	161	141
Non-U.S. receivables
Consumer	55	37	34	32	27
Commercial	25	15	11	10	9

Total non-U.S. recoveries	80	52	45	42	36

Total recoveries	357	349	187	203	177

Net write-offs(b)	(598)	(1,131)	(1,552)	(907)	(810)

Other(c)
U.S. receivables
Consumer	(58)	6	(58)	(37)	(10)
Commercial	(41)	(1)	(6)	(2)	(1)

Total U.S. other	(99)	5	(64)	(39)	(11)
Non-U.S. receivables
Consumer	(45)	3	(69)	(15)	(76)
Commercial	(13)	2	(17)	(11)	1

Total non-U.S. other	(58)	5	(86)	(26)	(75)

Total other	(157)	10	(150)	(65)	(86)

Allowance for losses at end of year
U.S. receivables
Consumer	193	256	474	844	666
Commercial	79	93	113	104	99

Total U.S. receivables	272	349	587	948	765
Non-U.S. receivables
Consumer	84	148	173	167	188
Commercial	30	49	50	34	28

Total non-U.S. receivables	114	197	223	201	216

Total allowance for losses	$386	$546	$810	$1,149	$981

Net write-offs / average cardmember receivables outstanding(d)	1.7%	3.6%	4.1%	2.4%	2.4%
Net loss ratio as a percentage of charge volume(e)				0.24%	0.24%

(a)	Refer to Note 5 “Reserves for Losses” on page 81 in the Annual Report for a discussion of management’s process for evaluating allowance for receivable losses.

(b)	In the fourth quarter of 2008, the Company revised the time period in which past due cardmember receivables in U.S. Card Services are written off to 180 days past due, consistent with applicable regulatory guidance. Previously, receivables were written off when 360 days past billing. The net write-offs for 2008 include approximately $341 million resulting from this write-off methodology change.

(c)	Includes foreign currency translation and other adjustments primarily related to the reclassification of waived fee reserves to a contra-cardmember receivable.

(d)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. The U.S. Card Services write-off rate was 1.6 percent, for 2010. Averages are based on month end balances.

(e)	The net loss ratio represents the worldwide ratio of charge card write-offs consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries, on cardmember receivables expressed as a percent of gross amounts billed to customers. As a result of the change discussed in (b) above, the Company stopped calculating the worldwide net loss ratio beginning in 2008 based on 360 days past billing methodology.

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

December 31,
(Millions, except percentages)	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans/		loans/		loans/		loans/		loans/
		receivables		receivables		receivables		receivables		receivables
		in each		in each		in each		in each		in each
		category		category		category		category		category
Allowance for		to total		to total		to total		to total		to total
losses at end of year		loans/		loans/		loans/		loans/		loans/
applicable to	Amount	receivables	Amount	receivables	Amount	receivables	Amount	receivables	Amount	receivables

Loans
U.S. loans
Cardmember	$3,153	84%	$2,541	71%	$2,164	76%	$1,457	79%	$836	76%
Other	2	—	2	—	15	1	12	—	16	—
Non-U.S. loans
Cardmember	493	15	727	28	406	22	374	20	335	22
Other	22	1	25	1	24	1	33	1	24	2

	$3,670	100%	$3,295	100%	$2,609	100%	$1,876	100%	$1,211	100%

Cardmember receivables
U.S. cardmember receivables
Consumer	$193	52%	$256	53%	$474	54%	$844	53%	$666	55%
Commercial	79	17	93	17	113	16	104	16	99	16
Non-U.S. cardmember receivables
Consumer	84	18	148	18	173	17	167	18	188	17
Commercial	30	13	49	12	50	13	34	13	28	12

	$386	100%	$546	100%	$810	100%	$1,149	100%	$981	100%

CUSTOMER DEPOSITS

The following table presents the average balances and average interest rates paid for types of customer deposits segregated between U.S. and non-U.S. offices. Refer to Note 9 “Customer Deposits” on page 89 in the Annual Report for additional information.

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
Years Ended December 31, (Millions, except percentages)	Balance(a)	Rate	Balance(a)	Rate	Balance(a)	Rate

U.S. customer deposits
Savings	$12,657	1.1%	$7,977	0.8%	$3,215	2.5%
Time	14,462	2.7	11,412	2.9	8,737	3.3
Other(b)	254	0.6	249	0.5	178	—

Total U.S. customer deposits	27,373	1.9	19,638	2.0	12,130	3.0
Non-U.S. customer deposits(c)
Other foreign time & savings	502	4.5	612	4.8	1,205	6.0
Other foreign demand	191	1.0	186	1.3	227	6.6

Total Non-U.S. customer deposits	693	3.5	798	4.0	1,432	6.1

Total customer deposits	$28,066	1.9%	$20,436	2.1%	$13,562	3.3%

(a)	Averages are based on month end balances.

(b)	Other U.S. customer deposits include primarily non-interest-bearing and interest-bearing demand deposits.

(c)	Prior year numbers have been revised to conform to current year presentation.

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

By remaining maturity as of December 31, 2010
		Over 3 months	Over 6 months
	3 months	but within	but within	Over
(Millions)	or less	6 months	12 months	12 months	Total

U.S. time certificates of deposits ($100,000 or more)	$105	$107	$197	$280	$689

As of December 31, 2010, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $291 million.

RETURN ON EQUITY AND ASSETS

The following table presents the Company’s return on average total assets, return on average shareholders’ equity, dividend payout ratio, and average shareholders’ equity to average total assets ratio.

Years Ended December 31,
(Millions, except percentages and per share amounts)	2010	2009	2008

Net income	$4,057	$2,130	$2,699
Net income per share — basic(a)	$3.37	$1.54	$2.33
Dividends declared per share	$0.72	$0.72	$0.72
Return on average total assets(b)	2.8%	1.8%	2.0%
Return on average shareholders’ equity(c)	27.5%	14.6%	22.3%
Dividend payout ratio(d)	21.4%	46.8%	30.9%
Average shareholders’ equity to average total assets ratio	10.2%	12.0%	9.1%

(a)	Effective January 1, 2009, guidance for determining whether instruments granted in share-based payment transactions are participating securities requires that restricted stock awards be included in the computation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method. Accordingly, the Company has retrospectively adjusted EPS for 2008.

(b)	Based on the year’s net income as a percentage of average total assets calculated using month end average balances.

(c)	Based on the year’s net income as a percentage of average shareholders’ equity calculated using month end average balances.

(d)	Calculated on the year’s dividends declared per share as a percentage of the year’s net income per basic share.

SHORT-TERM BORROWINGS

The following table presents amounts and weighted average rates for categories of short-term borrowings. Refer to Note 10, “Debt” on page 89 in the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2010	2009	2008

Commercial paper
Balance at the end of the year	$645	$975	$7,272
Monthly average balance outstanding during the year	$900	$1,990	$10,638
Maximum month-end balance during the year	$1,398	$5,201	$14,634
Stated rate at December 31(a)	0.16%	0.19%	2.20%
Weighted average rate during the year	0.22%	1.50%	2.90%
Federal funds purchased and securities sold under repurchase agreements(b)
Balance at the end of the year	$—	$—	$470
Monthly average balance outstanding during the year	$—	$48	$1,493
Maximum month-end balance during the year	$—	$86	$2,972
Stated rate at December 31(a)	—%	—%	1.30%
Weighted average rate during the year	—%	0.76%	3.58%
Other short-term borrowings
Balance at the end of the year	$2,769	$1,369	$1,251
Monthly average balance outstanding during the year	$1,231	$956	$2,794
Maximum month-end balance during the year	$2,769	$1,369	$4,244
Stated rate at December 31(a)	1.23%	0.85%	1.90%
Weighted average rate during the year (c)	0.19%	0.70%	4.33%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2010, 2009 and 2008, respectively.

(b)	Includes term federal funds purchased and overnight federal funds purchased.

(c)	Does not include non-interest-bearing short-term borrowings (i.e. book overdrafts).

Short-term borrowings, including commercial paper and federal funds purchased, are defined as any debt instrument with an original maturity of 12 months or less. Federal funds purchased represent overnight and term funds as well as Federal Home Loan Bank advances. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other short-term borrowings include certain book overdrafts (i.e., primarily timing differences arising in the ordinary course of business), short-term borrowings from banks, as well as interest-bearing amounts due to merchants in accordance with merchant service agreements.

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

Ongoing concerns over the availability and cost of credit, the mortgage and real estate markets, sovereign debt crises, fear of a double-dip recession and geopolitical issues have contributed to uncertain expectations for the economy and the markets going forward. These factors, combined with still relatively low levels of consumer confidence and relatively high levels of unemployment, continue to impact global economies. This environment has had, and may continue to have, an adverse effect on us, in part because we are very dependent upon consumer and business behavior. If the economy were to worsen, customer behaviors could change further. For example, Cardmembers could decide to redeem Membership Rewards points at abnormally high levels to replace cash expenditures.

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

Terrorist attacks, intrusion into our infrastructure by “hackers” or other catastrophic events may have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

We held approximately $5.8 billion of investment securities of state and municipal obligations as of December 31, 2010. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio.

If the conditions described above (or similar ones) were to persist or worsen, we could experience continuing or increased adverse effects on our results of operations and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The global money and capital markets, while demonstrating generally improved conditions, remain susceptible to volatility and disruption, which could negatively impact market liquidity conditions.

We need liquidity to pay merchants, operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, we could be forced to limit our investments in growth opportunities or curtail operations. The principal sources of our liquidity are payments from Cardmembers and merchants, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, direct and third-party distributed deposits, debt instruments such as unsecured medium- and long-term notes and asset securitizations, securitized borrowings through our conduit facility, the Federal Reserve discount window and long-term committed bank borrowing facilities in certain countries outside the United States.

Notwithstanding our solid financial position, we are not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although the market for our unsecured term debt and asset securitizations has improved, there is no assurance that the markets will be open to us in the future. Therefore, our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on investor demand. In addition, our liquidity position will be impacted by our ability to meet our objectives with respect to the maintenance and growth of our direct and third-party distributed deposit programs. We also would have less flexibility in accessing the commercial paper market as a short-term funding vehicle in the event of a downgrade in Credco’s short-term debt rating and volatility in the commercial paper market generally.

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

Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. While we have experienced positive credit trends since the latter half of 2009, if the performance of our charge card and credit card portfolios were to weaken through increasing delinquencies and write-offs, our long-term and short-term debt ratings could be downgraded and our access to capital could be materially adversely affected and our cost of capital could increase. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. If levels of market disruption and volatility worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

For a further discussion of our liquidity and funding needs, see “Financial Review — Funding Programs and Activities” on pages 42-46 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Although the Company’s and its subsidiaries’ long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt were downgraded during the second quarter of 2009 by Moody’s Investors Services (“Moody’s”) and Standard & Poor’s (“S&P”), two of the major rating agencies. The rating agencies regularly evaluate the Company and its subsidiaries, and their ratings of the Company’s and its subsidiaries’ long-term and short-term debt are based on a number of factors, including their financial strength as well as factors not entirely within their control, including conditions affecting the financial services industry generally, and the wider state of the economy. There can be no assurance that the Company and its subsidiaries will maintain their current respective ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which the Company and its subsidiaries are able to obtain funding.

The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, with its new final rule for its securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of our American Express Credit Account Master Trust are “grandfathered” under the new FDIC final rule. The trust for the Company’s Cardmember charge receivable securitization (the “Charge Trust”) does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured and continues to be structured such that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Company has received confirmation from Moody’s, S&P and Fitch Ratings, which rate issuances from the Charge Trust, that they will continue to rate issuances from the Charge Trust in the same manner as they have historically, even though they do not satisfy the requirements to be covered by the FDIC’s safe harbor rule. Nevertheless, one or more of the rating agencies may ultimately conclude that in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the originating bank’s unsecured debt rating. If one or more rating agencies come to this conclusion, it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.

We cannot predict what actions rating agencies may take. As with other companies in the financial services industry, the Company’s and its subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2010, over 33% of our revenue net of interest expense was generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our results of operations.

Legal and Regulatory Risks

Ongoing legal proceedings regarding the Company’s “anti-steering” and surcharging-related contractual provisions could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to the Company’s global reputation and brand.

The DOJ and certain state attorneys general have recently brought an action against the Company alleging that the provisions in the Company’s card acceptance agreements with merchants that prohibit merchants from discriminating against the Company’s card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard are also defendants in this proceeding, but they have entered into a proposed settlement, which is subject to judicial review and approval following a comment period. In addition, the Company is a defendant in a number of actions, including proposed class actions, filed by merchants that challenge the Company’s “anti-steering” provisions as well as surcharging-related provisions. Visa and MasterCard have been named as defendants in lawsuits that include similar allegations relating to their “anti-steering” and/or surcharging-related policies and rules. A description of these legal proceedings is contained in “Legal Proceedings” below. An adverse outcome in any of these proceedings against the Company could materially and adversely impact the profitability of the Company, require it to change its merchant agreements in a way that could expose the Company’s card products to steering or other forms of discrimination at the point of sale that would impair our Cardmember’s experience, result in the imposition of substantial monetary damages and/or damage the Company’s global reputation and brand. Even if the Company were not required to change its merchant agreements, changes in Visa and MasterCard’s policies or practices as a result of any such legal proceedings or regulatory actions could subject the Company to market pressures that could materially and adversely impact its profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a significant adverse impact on our business, results of operations and financial condition.

In July 2010, President Obama signed into law Dodd-Frank. Dodd-Frank, as well as regulations promulgated thereunder, could have a significant adverse impact on the Company’s business, results of operations and financial condition by, for example, requiring the Company to change its business practices, requiring the Company to comply with more stringent capital, liquidity and leverage ratio requirements, limiting the Company’s ability to pursue business opportunities, imposing additional costs on the Company (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), limiting the fees the Company can charge for services and impacting the value of the Company’s assets. A description of certain provisions of Dodd-Frank and other legislative and regulatory developments is contained in “Supervision and Regulation” above.

Dodd-Frank will result in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the Consumer Financial Protection Bureau within the Federal Reserve. The Bureau will have broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The Bureau will write regulations under federal consumer financial protection laws, and enforce those laws against and examine large financial institutions like us, Centurion Bank and AEBFSB for compliance. The Bureau will collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Depending on how the Bureau functions and its areas of focus, it could have a material adverse impact on our businesses. In addition to increasing our compliance costs and potentially delaying our ability to respond to marketplace changes, this could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. The impact this new regulatory regime will have on the Company’s business is uncertain at this time and will depend on, among other things, the timing of the Bureau’s assumption of its authority from other governmental agencies, which is expected to occur by July 21, 2011.

Under Dodd-Frank, the Federal Reserve is authorized to regulate interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. Additionally, Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning also are permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. For more information on this aspect of Dodd-Frank and its potential impact on our business, please see “Risk Factors-Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our Company and lead to decreased transaction volumes and revenues through our network.”

Dodd-Frank mandates the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, “living wills” and stress tests for, among others, bank holding companies that have greater than $50 billion in total consolidated assets, such as the Company. In addition, most interest rate and currency swaps will be required to be exchange-traded which may increase collateral posting requirements for the Company.

Pursuant to Dodd-Frank, the responsibility and authority of the OTS to supervise federal savings associations, including AEBFSB, will be transferred to the OCC on July 21, 2011 (unless extended for up to six months). AEBFSB will need to develop a relationship with its new regulator, and there could be additional compliance costs associated with aligning AEBFSB’s current compliance structure with the OCC’s expectations. Additionally, the transfer of responsibility from the OTS to the OCC could result in new regulatory standards as it is, at this time, unclear whether the OCC will adopt or modify OTS regulations, orders or policies, including interpretations or applications. Any shifts in current regulatory positions could adversely affect our results of operation.

Many provisions of Dodd-Frank, including numerous provisions not described above, require the adoption of rules to implement. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislative or regulatory action. Therefore, the ultimate consequences of Dodd-Frank and its implementing regulations on the Company’s business, results of operations and financial condition remain uncertain.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact our business practices and could have a material adverse effect on our results of operations.

The CARD Act required the Company to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act prohibits an issuer from increasing the APR on outstanding balances (with limited exceptions), requires additional account disclosures, provides consumers with the right to opt out of significant changes to account terms, and restricts penalty fees and charges that may be imposed by an issuer. Most of the requirements of the CARD Act became effective in February 2010. Additional amendments to Regulation Z revising the open-end credit disclosure requirements became effective on July 1, 2010.

Since August 22, 2010, the CARD Act, among other things, requires that penalty fees be reasonable and proportional. Also, since August 22, 2010, the CARD Act requires issuers to periodically reevaluate APR increases to determine if a decrease is appropriate. The first of these reevaluations must be completed in February 2011. The obligation to periodically reevaluate APR increases is ongoing, and it is uncertain how these provisions will be interpreted or amended by the new Consumer Financial Protection Bureau. Therefore, while the ultimate impact of this requirement is uncertain at this time, it could have a significant impact on our results of operations.

While the Company has made certain changes to its product terms and practices that are designed to mitigate the impact of the changes required by the CARD Act, there is no assurance that it will be successful. The long-term impact of the CARD Act on the Company’s business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of the Company’s competitors, which are difficult to predict at this time. In the event the actions undertaken by the Company to date to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on the Company’s results of operations, including its revenue and net income.

Our business is subject to significant and extensive government regulation and supervision which could adversely affect our results of operations and financial condition.

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

We are also subject to extensive government regulation and supervision in jurisdictions around the world, both as a participant in the financial services industry and otherwise. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not for the protection of our shareholders or creditors. Among other things, as a result of regulators enforcing existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses may be imposed which could impact the profitability of the Company’s business activities, limit our ability to pursue business opportunities, require the Company to change certain of its business practices or alter its relationships with customers, affect retention of key Company personnel, or expose the Company to additional costs (including increased compliance costs). Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.

Please see “Supervision and Regulation” beginning on page 38 for more information about the regulation to which we are subject.

We are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company, TRS and our subsidiary banks, Centurion Bank and AEBFSB, must meet guidelines for capital adequacy and leverage ratios that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. As discussed above under “Supervision and Regulation — Capital Adequacy”, the capital requirements applicable to the Company and TRS as bank holding companies and our subsidiary depository institutions are in the process of being substantially revised, including in connection with our transition to Basel II and as a result of Basel III and the requirements of Dodd-Frank. If the Company, TRS or our subsidiary depository institutions fail to meet current or future minimum capital, leverage or other financial requirements, their respective financial conditions would be materially adversely affected. In light of recent market events, Dodd-Frank and Basel III, the Company, TRS and our subsidiary depository institutions will be required to satisfy additional, more stringent capital adequacy standards than in the past. We cannot fully predict the final form of, or the effects of, these regulations. Failure by any of the Company, TRS or a subsidiary depository institution to maintain its respective status as “well capitalized” and “well managed,” if unremedied over a period of time, would cause us to lose our status as a financial holding company and could compromise our competitive position. For more information on capital adequacy requirements, please see “Supervision and Regulation — Capital Adequacy” above.

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock.

We are limited in our ability to pay dividends by our regulators who could prohibit a dividend that would be considered an unsafe or unsound banking practice. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality, and financial condition. Recently issued temporary guidance from the Federal Reserve states that our dividend policies will be assessed against, among other things, our ability to achieve Basel III capital ratio requirements. A company that has not achieved Basel III capital requirements on a fully phased-in basis may have difficulty increasing dividends.

While the regulations ultimately applicable to the Company will be determined by the Federal Reserve, the Company estimates that, had regulations implementing Basel III been in place during the fourth quarter of 2010, the Company’s capital ratios under Basel III would have exceeded the minimum requirements. This estimate could change in the future. While we expect to meet the Basel III capital requirements, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Moreover, the Federal Reserve will closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income.

During the fourth quarter of 2010, we repurchased 14 million shares of our common stock through our share repurchase program. On January 7, 2011, we submitted our Comprehensive Capital Plan (“CCP”) to the Federal Reserve requesting approval to proceed with additional share repurchases in 2011. The CCP includes an analysis of performance and capital availability under certain adverse economic assumptions. We expect a response from the Federal Reserve by the end of the first quarter. No additional shares are expected to be repurchased prior to its response. We cannot predict whether the Federal Reserve will approve additional share purchases.

For more information on bank holding company dividend restrictions, please see “Supervision and Regulation — General — Dividends” on page 46, as well as “Financial Review — Share Repurchases and Dividends” on page 41 and Note 23 on page 111 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our Company and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards. In addition, the member states of the European Economic Area have now implemented a relatively new European Union legislative directive, called the Payment Services Directive, for electronic payment services, including cards, that puts in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business.

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

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers and the fees merchants are charged to accept cards. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Hungary, the European Union, Australia, Brazil, Mexico and Venezuela, among others, have conducted investigations that are either ongoing, concluded or on appeal.

The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge charged to merchants for bankcard debit and credit card acceptance in these systems. By contrast, the American Express network does not have interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and on their operations on a multilateral basis, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In the United States, Congress continued to focus on the interchange issue during 2010. Congress passed Dodd-Frank, which the President signed into law in July 2010. Dodd-Frank gives the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. American Express does not offer a debit card linked to a deposit account, but does issue various types of prepaid cards. Reloadable general-use prepaid cards, but not those marketed or labeled as gift cards or gift certificates, are exempt from the interchange fee limitations. In contrast to the interchange fee limitations, all prepaid cards would be subject to the exclusive network routing restrictions for electronic debit transactions. In December 2010, the Federal Reserve issued a Notice of Proposed Rulemaking requesting comments to implement the interchange fee limitations and exclusive network routing restrictions. The Federal Reserve must issue final rules on the exclusive network routing restrictions by July 21, 2011. The statute does not specify when those rules must take effect. It is difficult to assess at this time the extent to which the final regulations, once issued, could adversely impact our revenues and profitability.

Additionally, Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of these new laws, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment, such as debit, which could adversely affect our revenues and profitability.

During the last four years, a number of bills were proposed in individual state legislatures seeking to impose caps on credit card interchange fees or to prohibit credit card companies from charging a merchant discount on the sales tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive cardholder payment information. In 2010, Vermont enacted legislation that permits merchants to set a minimum dollar value of no more than $10 for acceptance of any form of payment; permits merchants to provide discounts or other benefits based on the form of payment (i.e., card, cash, check, debit card, stored-value card, charge card or credit card); and permits merchants to accept the cards of a payment system at one or more of its locations but not at others. This legislation may serve as a model for other states. In the event that additional legislative or regulatory activity to limit interchange or merchant fees continues or increases, or state data security legislation is adopted, our revenues and profitability could be adversely affected.

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

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new technologies applicable to the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our Cards, networks and other services. Because of evolving payments technologies and the competitive landscape, we may not, among other things, be successful in increasing or maintaining our share of online spending and enhancing our Cardmembers’ digital experience, which could have an adverse effect on our revenues and profitability. Our ability to develop, acquire, or access competitive technologies or business processes on acceptable terms may be limited by patent rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies that we develop may be inhibited by a need for industry-wide standards or by resistance from Cardmembers or merchants to such changes.

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

We are subject to various regulations related to privacy and data security/breach, and we could be negatively impacted by these regulations. For example, in the United States, we are subject to the safeguards guidelines under the Gramm-Leach-Bliley Act. The safeguards guidelines require that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Broad-ranging data security laws that affect our business have also been adopted by various states, such as Massachusetts and Nevada.

Compliance with these laws regarding the protection of customer and employee data could result in higher compliance and technology costs for the Company, as well as potentially significant fines and penalties for non-compliance. Many foreign jurisdictions in which we operate are also expanding the scope of their data security requirements and standards, as well as increasing enforcement activity in this area. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union Member States. As these laws are interpreted throughout the European Union where we have a significant commercial presence, compliance costs are increasing, particularly in the context of ensuring that adequate data security protections and data transfer mechanisms are in place. In July 2010, we submitted for review by relevant European data protection authorities our draft binding corporate rules for processing of data within the American Express group which, once approved, will enable a more efficient basis on which to transfer data within our group.

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Data breach laws are also becoming more prevalent in other parts of the world where we operate, including Japan, Mexico and Germany. In many countries that have yet to impose automatic data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data breaches. Many of these regulations also apply broadly to retailers/merchants that accept our Cards; thus, to the extent they experience data security breaches, this presents additional risks for American Express and our Cardmembers.

In addition, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how the Company collects, uses, shares and secures customer information, which could impact some of the Company’s current or planned business initiatives. For example, a recent FTC report, which applies to a company’s collection and use of customer information both online and offline, would impose greater transparency, use, disclosure and consumer choice obligations on the Company, and may ultimately result in the creation of an online mechanism through which consumers could opt out of all online tracking for online behavioral advertising purposes. A companion report by the United States Department of Commerce (“DOC”) would require companies to be more transparent in their online privacy practices, and recommends the creation of a national data security/data breach standard. Both the FTC and the DOC are expected to release final reports by the end of 2011. Additionally, two draft privacy bills were introduced in the 111th Congress in the summer of 2010, and a number of federal legislators have either expressed their support for these draft bills or have indicated their intent to introduce new bills in the 112th Congress. If adopted, any such privacy bill could have a significant impact on the Company’s current and planned data privacy and security practices, could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives.

We continue to seek ways to minimize these risks and costs internally by improving our own data privacy and security policies and practices, and externally through regular improvements to the PCI Data Security Standard and by placing strong contractual obligations on retailers/merchants that accept our Cards, as well as on our service providers and business partners, relating to data security and data breach. We also have undertaken measures to assess the level of access to customer data by employees and our partners and service providers, and to ensure that such access is limited to the least privileged level necessary to perform their job or function for the Company. Still, increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs and may decrease the number of our Cards that we issue, or restrict our ability to fully exploit our closed-loop capability, which could materially and adversely affect our profitability. Our failure to comply with the privacy and data security/breach laws and regulations to which we are subject could also result in fines, sanctions and damage to our global reputation and our brand.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. Our senior management team is relatively small and we believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As further described in “Supervision and Regulation — Compensation Practices” on pages 52-53, our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of our depository institution subsidiaries are subject to review and oversight by the FDIC and the OTS (and beginning in July 2011, the OCC). As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators worldwide. These limitations, including limitations on any incentive compensation policies pursuant to Dodd-Frank, could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in increased expenses.

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

The payments industry is highly competitive and includes, in addition to charge, credit and debit card networks and issuers, cash, credit and ACH, as well as evolving alternative payment mechanisms, systems and products, such as aggregators (e.g., PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to payment cards, and bank transfer models. We are the third largest general-purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which we believe are larger than we are in most countries. As a result, other card issuers may be able to benefit from the strong position and marketing and pricing power of Visa and MasterCard.

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

In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. Our competitors may also be more efficient in introducing innovative products, programs and services than we are. Spending on our Cards could be impacted by consumer usage of debit cards, as we do not currently offer a debit card linked to a deposit account, but we do issue various types of prepaid cards. In fact, the purchase volume and number of transactions made with debit cards in the United States has grown more rapidly than credit and charge card transactions.

Internationally, competition remains fierce, and as a result, we may not be successful in accelerating our growth outside of the United States through proprietary consumer, small business and corporate products, GNS partners and alternative payment vehicles.

New technologies, together with the portability provided by smartphones and tablets and evolving consumer behavior with social networking, are rapidly changing the way people interact with each other and transact business all around the world. In this connection, traditional and non-traditional competitors such as mobile telecommunications companies are working to deliver digital and mobile payment services for both consumers and merchants.

In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, and existing debit networks also continue to expand both on-and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online.

To the extent alternative payment mechanisms, systems and products continue to successfully expand in the online payments space, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. The Company has recently created an Enterprise Growth Group to focus on this strategic challenge by generating alternative sources of revenue on a global basis, both organically and through acquisitions, in areas such as online and mobile payments and fee-based services. While expanding the Enterprise Growth Group is a top priority for the Company, many of the growth initiatives will involve new areas for the Company and we may not be successful in executing our strategy.

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

Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Cardmember spending. Discount revenue, which represents fees charged to merchants when Cardmembers use their Cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we have been under market pressure to reduce merchant discount rates and undertake other repricing initiatives. In addition, differentiated payment models from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. As a priority in 2011, we are seeking to drive greater value to our merchants, which if not successful, could negatively impact our discount revenue and financial results. If we continue to experience a decline in the average merchant discount rate or are unable to sustain merchant discount rates on our Cards without experiencing overall volume growth or an increase in merchant coverage, our revenues and profitability could be materially and adversely affected.

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

During the last several years, we have received quarterly payments from each of Visa and MasterCard under the agreements that we entered into with each company to settle claims made against them in separate antitrust actions. We recognized $280 million ($172 million after-tax) from Visa in 2010 and 2009, and $600 million ($372 million after-tax) from MasterCard in 2010 and 2009. Our ability to continue to invest in marketing, promotion and rewards programs, as well as our overall profitability, may be negatively impacted if we are unable to replace the payments provided to us under our settlements with MasterCard and Visa once the aggregate settlement amounts have been paid in full through the second and fourth quarters of 2011, respectively.

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

We may not be successful in realizing the benefits associated with our acquisitions and investment activity.

We have recently acquired a number of businesses, including our acquisitions of Serve, Accertify and Loyalty Partner, which is pending. We expect to continue to evaluate and enter into discussions regarding a wide array of potential transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include: implementation or remediation of controls, procedures, and policies at the acquired company; diversion of management time and focus from operating our business to acquisition integration challenges; coordination of product, engineering, and sales and marketing functions; transition of operations, users, and customers onto our existing platforms; cultural challenges associated with integrating employees from the acquired company into our organization; retention of employees from the businesses we acquire; integration of the acquired company’s accounting, management information, human resource, and other administrative systems; liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties; in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries; and failure to successfully further develop the acquired technology.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

An increase in account data breaches and fraudulent activity using our Cards could lead to reputational damage to our brand and could reduce the use and acceptance of our charge and credit Cards.

We and other third parties store Cardmember account information in connection with our charge and credit Cards. Criminals are using increasingly sophisticated methods to capture various types of information relating to Cardmembers’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft. As outsourcing and specialization become a more acceptable and common way of doing business in the payments industry, there are more third parties involved in processing transactions using our Cards. If data breaches or fraud levels involving our Cards were to rise, it could lead to regulatory intervention (such as mandatory card reissuance), increased concerns of customers relating to the privacy of their data and reputational and financial damage to our brand, which could reduce the use and acceptance of our Cards, and have a material adverse impact on our business.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Cardmember participants. Under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain co-brand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain co-brand partners relating to our prepayments for loyalty program points that will not be fully redeemed for multi-year periods. We are also exposed to risk from bankruptcies, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Cardmembers for products and services purchased from merchants that are bankrupt or have ceased operations.

The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. During 2010, there continued to be significant consolidation in the airline industry, particularly in the United States (e.g., United Airlines/Continental Airlines and the pending merger of Southwest Airlines and AirTran), through mergers and/or grants of antitrust immunity to airline alliances and joint ventures, and this trend could continue. In particular, the United States Department of Transportation has granted antitrust immunity to members of the Skyteam, Star and Oneworld Alliances, enabling the covered airlines to closely coordinate their cross-regional operations and to launch highly integrated joint ventures in transatlantic and other markets, including jointly pricing and managing capacity on covered routes, sharing revenues and costs, and coordinating sales and corporate contracts, all outside of the scope of the U.S. antitrust laws. The European Commission has similarly approved the Oneworld Alliance, and its review of the other alliances is continuing. Increasing consolidation and expanded antitrust immunity could create challenges for our relationships with the airlines including by reducing our profitability on our airline business.

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. If an airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand card, whether as the result of a merger or otherwise, such as our recent announcement that Continental Airlines will no longer participate in the Airport Club Access program for Centurion and Platinum Cardmembers or the Membership Rewards points transfer program as of October 1, 2011, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Financial Review — Exposure to Airline Industry” on page 60 of our 2010 Annual Report to Shareholders, which is incorporated herein by reference.

Our reengineering and other cost control initiatives may not prove successful, and we may not realize all or a significant portion of the benefits we intended.

We have regularly undertaken, and are currently undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion, rewards and infrastructure), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, including the ability of the Global Services Group to generate an annualized level of gross expense savings of approximately $500 million by 2012, or if the actions taken ultimately come at the expense of operational efficiency, we may not realize all or a significant portion of the benefits we intended. Failure to achieve these benefits could have a negative effect on our financial condition and results of operations.

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

Finally, we must also manage the operational risks to which we are exposed. We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error or the external environment (i.e., natural disasters) including losses due to failures to comply with laws and regulations. Operational risks include the risk that we may not comply with specific regulatory or legal requirements, exposing us to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; or a failure to monitor an outsource partner’s compliance with a service level agreement, resulting in economic harm to us.

Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, our hedging strategies and other risk management techniques may not be fully effective. See “Financial Review — Risk Management” on pages 48-50 of our 2010 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.

As a source of funding, our banking subsidiaries offer deposits to individuals through brokerage networks as well as directly to consumers.

As of December 31, 2010, we had approximately $29.7 billion in total customer deposits. The majority of the Company’s outstanding U.S. retail deposits have been raised through third-party channels and, as such, are considered brokered deposits for bank regulatory purposes. As part of our funding strategy, a majority of the deposits raised during 2010 were sourced directly by the Company with consumers through Personal Savings from American Express. Many other financial services firms are increasing their use of deposit funding, and as such we may experience increased competition in the deposit markets, particularly as to brokerage networks. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits also is dependent on capital levels of our bank subsidiaries. The FDIA generally prohibits a bank, including our banking subsidiaries, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, and require an undercapitalized institution take certain actions applicable to significantly undercapitalized institutions.

While Centurion Bank and AEBFSB were considered “well capitalized” for these purposes as of December 31, 2009 and December 31, 2010, there can be no assurance that they will continue to meet this definition. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be well capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

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

Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. We have a 49% ownership interest in the building and Brookfield Financial Properties owns the remaining 51% interest in the building. We also lease space in the building from Brookfield.

Other owned or leased principal locations currently include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; and Salt Lake City, Utah; the American Express Data Centers in Phoenix, Arizona and in Minneapolis, Minnesota; a multi-building campus housing the American Express Finance Center in Phoenix, Arizona; the headquarters for American Express Services Europe Limited in London, England; the Amex Canada Inc. headquarters in Markham, Ontario, Canada; and service centers located in Mexico City, Mexico; Sydney, Australia; Gurgaon, India and Brighton, England.

As part of the Company’s decision to consolidate locations within the Company’s global servicing network, a facility in Greensboro, North Carolina, will be closed, with work currently handled there being transferred to other locations in the U.S. Subject to local consultations, the Company also plans to transfer work currently handled at a Madrid, Spain, service center to facilities in Brighton, U.K., and Buenos Aires, Argentina, and service support for the Japanese card business from Sydney, Australia to Japan.

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

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below.

For those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $500 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, please see Note 24 to our Consolidated Financial Statements, which can be found on page 113 of our 2010 Annual Report to Shareholders.

Corporate Matters

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. In October 2008, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the DOJ. Pursuant to the CID, the DOJ requested the production of documents and information regarding the Company’s contractual provisions relating to merchant surcharging and that prohibit merchants from discriminating against American Express cards. The Company cooperated with the DOJ’s request. The Company had also received a similar civil investigative demand from the attorney general of the state of Ohio.

On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. American Express response to the complaint was filed on December 7, 2010. On December 20, 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii, Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed on January 4, 2011. A hearing has been scheduled for March 2, 2011 to discuss scheduling and coordination of the DOJ and state attorneys general litigation with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described below in the section entitled “U.S. Card Services and Global Merchant Services Matters.”

On February 20, 2009, a putative class action captioned Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. In March 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which made similar allegations to those made in the Brozovich action, was filed in the United States District Court for the Southern District of New York. In October 2009, the plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action. The Company filed a motion to dismiss with the Court. On July 19, 2010, the Court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. The plaintiff has filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit.

In May 2008, a shareholders’ derivative suit was filed in New York State Supreme Court in Manhattan naming American Express Company and certain current and former directors and senior executives as defendants. The case, captioned as City of Tallahassee Retirement System v. Akerson et al., alleges breaches of fiduciary duty “arising from knowing breaches of fiduciary obligations by certain current and former officers and directors of the Company that have led to the imposition of deferred criminal charges on a bank that at the time such charges were entered was owned by American Express, as well as the Company’s payment of approximately $65 million in penalties to federal and state regulators” related to American Express Bank Limited’s (AEBL) and TRS’s anti-money laundering programs. The complaint also states that the sale of AEBL took place after American Express had “allowed the value of its banking business unit to be dramatically impaired on account of the systemic violations of law and resulting deferred criminal charges.” The complaint seeks monetary damages on behalf of the Company. The defendants filed a motion to dismiss the complaint and in October 2009, the Court dismissed the complaint against all defendants. The plaintiff had filed a Notice of Appeal of the dismissal, but has since informed the Company that it does not intend to pursue such appeal.

In December 2008, a putative class action captioned Obester v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (“Plan”) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. Thereafter, three other putative class actions making allegations similar to those made in the Obester matter were filed against the defendants: Tang v. American Express Company, et al., filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company et al., filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company et al., filed on February 10, 2009 in the United States District Court for the Southern District of New York. American Express filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended Complaint, captioned In re American Express ERISA Litigation. Following argument on American Express’ motion to dismiss this action, the Court permitted plaintiffs to file a Second Amended Complaint. In April 2010, American Express filed a motion to dismiss the Second Amended Complaint. On November 2, 2010, the District Court dismissed the Second Amended Complaint in its entirety. On December 2, 2010, Plaintiffs filed a Notice of Appeal, appealing the case to the United States Court of Appeals for the Second Circuit. That appeal is currently pending.

The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. The allegations in Kaufman relate primarily to monthly service fee charges in respect of the Company’s gift card products, with the principal claim being that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. In January 2009, the Company signed a Memorandum of Understanding to resolve these claims. Since such time, the parties have entered into a settlement agreement that was submitted to the Court for preliminary approval. The proposed settlement class consists of “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” Under the terms of the proposed settlement, in addition to certain non-monetary relief, the Company would pay $3 million into a settlement fund. Members of the settlement class would then be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees, and any monies remaining in the settlement fund after payment of all claims would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards with no purchase fee. Finally, the Company would be responsible for paying class counsel’s reasonable fees and expenses and certain expenses of administering the class settlement. The Company is also a defendant in two other putative class actions making allegations similar to those made in Kaufman: Goodman v. American Express

Travel Related Services
, pending in the United States District Court for the Eastern District of New York, and Jarratt v. American Express Company, filed in California Superior Court in San Diego and subsequently removed to the United States District Court for the Southern District of California. If the court ultimately approves the proposed settlement in Kaufman, all related gift card claims and actions would also be released. In August 2010, in response to objections by plaintiffs in certain of the other pending cases, the Kaufman court partially granted and partially denied approval of the settlement. The Company has filed a motion for reconsideration of the portion of the court’s decision partially denying approval of the settlement, and that motion is pending.

Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 26, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings. Plaintiffs filed an amended complaint on January 5, 2007. The Company subsequently filed a motion to dismiss the amended complaint, which motion was granted in September 2008. Plaintiffs appealed the dismissal, and in May 2010, the United States Court of Appeals for the Second Circuit affirmed the dismissal. Plaintiffs filed for rehearing and rehearing en banc with the Second Circuit in June 2010, which motions were denied by the Court. Plaintiffs’ time to appeal to seek review of the decision by the U.S. Supreme Court has expired.

U.S. Card Services and Global Merchant Services Matters

Merchant Cases

Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the District Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the United States Supreme Court a petition of certiorari from the Second Circuit’s arbitration ruling. On May 3, 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. The matter remains pending in the Second Circuit. The Company also filed a motion to dismiss the action filed by The Marcus Corporation, which was denied in July 2005. In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In March 2009, the Court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motion. In April 2009, the Court denied plaintiffs’ motion for reconsideration of the March 2009 order. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. A decision on the summary judgment motions is pending. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request that the California Superior Court that is hearing the Hayama action stay such action. To date the Hayama action has been stayed.

In February 2009, an amended complaint was filed in In re American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services. In addition, in February 2009, a new complaint making the same allegations as made in the amended complaint filed in In re American Express Merchants’ Litigation was also filed in the United States District Court for the Southern District of New York. That new case is captioned Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc.  Proceedings in the Greenporter action and on the amended complaint filed in In re American Express Merchants’ Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case.

Beginning in August 2005, the Company has been named in a number of putative class actions alleging that the Company’s “anti-steering” policies and contractual provisions violate United States antitrust laws. Those cases were consolidated in the United States District Court for the Southern District of New York under the caption In re American Express Anti-Steering Rules Antitrust Litigation. The plaintiffs’ complaint in that consolidated action seeks injunctive relief and unspecified damages. These plaintiffs agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the 2009 ruling of the Second Circuit (described above in connection with In re American Express Merchants’ Litigation), the stay was lifted, and American Express’ response to the complaint was filed in April 2009. The Court entered a scheduling order on December 28, 2009. In July 2010 the Court entered an order partially staying the case pending the Second Circuit’s arbitration ruling (following the 2010 remand by the Supreme Court described above in connection with In re American Express Merchants’ Litigation). In June 2010, the attorneys representing the plaintiffs in In re American Express Anti-Steering Rules Antitrust Litigation filed an action making similar allegations captioned National Supermarkets Association v. American Express and American Express Travel Related Services. Upon filing, the plaintiffs designated that case as “related” to In re American Express Anti-Steering Rules Antitrust Litigation. By agreement of the parties, that case has also been partially stayed pending the Second Circuit’s arbitration ruling referenced above.

In June 2008, five separate lawsuits were filed against American Express Company in the United States District Court for the Eastern District of New York alleging that the Company’s “anti-steering” provisions in its merchant acceptance agreements with the merchant plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The Court denied the Company’s motion to dismiss the complaints in March 2010. On October 1, 2010, the parties to these actions agreed to stay all proceedings pending related mediations, and Magistrate Judge Ramon E. Reyes entered an order staying these actions on October 18, 2010. The parties have since notified the Court that those mediations have reached impasses. On January 21, 2011, the following parties filed lawsuits making similar allegations that the Company’s “anti-steering” provisions violate antitrust laws: Meijer, Inc., Publix Super Markets, Inc., Raley’s Inc., Supervalu, Inc., The Kroger Co., Safeway, Inc., Ahold U.S.A., Inc., Albertson’s LLC, Hy-Vee, Inc., and The Great Atlantic & Pacific Tea Company, Inc.

In November 2010, two putative class action complaints making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation were filed in the United States District Court for the Eastern District of New York by Firefly Air Solutions, LLC d/b/a 128 Café and Plymouth Oil Corp. d/b/a Liberty Gas Station. In addition, in December 2010, a putative class action complaint making similar allegations, and seeking certification of a Wisconsin-only class, was filed by Treehouse Inc. d/b/a Treehouse Gift & Home in the United States District Court for the Western District of Wisconsin. In January 2011, a putative class complaint, captioned Il Forno v. American Express Centurion Bank, seeking certification of a California-only class and making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation, was filed in United States District Court for the Central District of California.

On February 7, 2011, in response to a transfer motion filed by the plaintiffs in the Plymouth Oil action discussed above, the United States Judicial Panel on Multi-District Litigation entered an order centralizing the following actions discussed above in the Eastern District of New York for coordinated or consolidated pretrial proceedings before the Honorable Nicholas G. Garaufis: (a) the putative class action that had been previously pending in the Southern District of New York captioned In re American Express Anti-Steering Rules Antitrust Litigation; (b) the putative class actions already pending in the Eastern District of New York filed by Firefly Air Solutions, LLC and by Plymouth Oil Corp.; and (c) the individual merchant suits already pending in the Eastern District of New York. On February 15, 2011, the United States Judicial Panel on Multi-District Litigation issued a conditional transfer order centralizing the related putative class actions pending in the Central District of California and Western District of Wisconsin before Judge Garaufis in the Eastern District of New York. It is expected that this conditional order will soon become final, and that those actions will be centralized before Judge Garaufis. A hearing has been scheduled for March 2, 2011 to discuss scheduling and coordination of the cases that are the subject of coordinated or consolidated pretrial proceedings under the Multi-District Litigation Panel Order and the DOJ and attorneys general litigation discussed above.

Other Cases

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia. In October 2010, the Company removed the matter to federal court. The complaint alleges that plaintiff opened an account in 2005 with an interest rate of prime plus an additional marginal rate of 2.99%. Plaintiff contends that he was promised that the marginal rate would remain fixed. Plaintiff alleges that beginning in December 2008 the marginal rate began to increase. Plaintiff asserts claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment and duress. Plaintiff seeks to certify a nationwide class of all American Express Cardmembers who received unilateral interest rate increases despite their accounts being in good standing. Plaintiff has filed a motion to remand the case from federal court back to state court, and that motion is pending.

In June 2009, a putative class action, captioned Mesi v. American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a class of American Express Cardmembers with billing addresses in 16 different states “whose interest rates on their outstanding balances were retroactively increased” by the Company. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified injunctive relief. The complaint has been amended twice by plaintiff. On December 7, 2009, the Court ordered that the matter be stayed pending decisions on relevant legal issues in other cases not involving American Express.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express Cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express filed a motion to compel arbitration, and plaintiff has amended their complaint to limit the class to California residents only. The Company filed a revised motion to compel arbitration and a motion to dismiss the amended complaint. Both motions were denied by the Court. Subsequently, in response to a request by the Company, the Court stayed the action pending the outcome of a case captioned AT&T Mobility v. Concepcion, which is pending before the United States Supreme Court and may impact the question of whether the Company’s motion to compel arbitration should have been granted.

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the Court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express sought to compel arbitration of the claims of all non-California residents. The motion to compel arbitration was denied by the trial court, which decision was affirmed by the California Court of Appeal on July 6, 2007. The case went to trial in November 2008 and January to February 2009. American Express was granted judgment on all counts. The plaintiffs have filed a notice of appeal; American Express has filed a protective notice of appeal to preserve certain legal issues.

In addition, a case making the same factual allegations (purportedly on behalf of a different class of Cardmembers) as those in the Hoffman case is pending in the United States District Court for the Eastern District of New York, entitled Law Enforcement Systems v. American Express et al. That case was stayed pending the trial in the Hoffman action. After judgment was rendered for American Express in Hoffman, the plaintiff in Law Enforcement Systems asked the Court to lift the stay and to allow plaintiff to obtain certain Cardmember information. The Court denied the request. No other activity has occurred in that case. Further, on October 30, 2008, a putative class action on behalf of American Express credit Cardmembers making the same allegations as those raised in the Hoffman and Law Enforcement Systems cases was filed in the United States District Court for the Southern District of Florida, captioned Kass v. American Express Card Services, Inc., American Express Company and American Express Travel Related Services. On March 11, 2009, the Kass Court entered an order granting the joint motion of the parties to stay the case, and the Court also administratively closed the case.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the United States District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the District Court deems appropriate. In May 2007, the District Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the United States Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the United States District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety. Subsequently, in response to a request by the Company, the District Court stayed the Homa action pending the outcome of the case AT&T Mobility v. Concepcion, which is pending before the United States Supreme Court and may impact the question of whether the Company’s motion to compel arbitration should have been granted.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the District Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the United States Court of Appeals

for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court, which seeks dismissal of plaintiff’s complaint, and that motion is pending.

International Matters

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action described below. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$11.2 million plus interest on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$2.2 million. The judgment has been appealed by Amex Bank of Canada. The appeal is scheduled to be heard by the Quebec Court of Appeal in September 2011.

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$7.1 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$21.52 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. The appeal is scheduled to be heard by the Quebec Court of Appeal in September 2011.

In November 2010 and December 2010, two motions to authorize class actions were filed in the Superior Court of Quebec, District of Montreal, under the class representative names of Giroux and Marcotte. Both class actions set out the same allegations as the Marcotte class action filed in 2006 except the timeframe for the new class actions starts as of January 1, 2008 wherein the Marcotte case under appeal ends as of December 31, 2007. Both class actions are pending certification as two law firms filed the same class action. A judge will decide which case will be certified and who will represent the class going forward.

While the Marcotte and Adams cases proceeded before the Superior Court, several class actions filed in the Province of Quebec remained dormant; however, those actions (set out below) have recently become active.

In November 2006, in a matter captioned Option Consommateurs and Benoit Fortin v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in July 2003), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges the defendant violated the QCPA by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the QCPA provisions, which require a 21-day grace period prior to imposing finance charges, apply to credit cards issued by Amex Bank of Canada in Quebec and all finance charges imposed within the 21 day grace period are contrary to the QCPA. The class seeks reimbursement of all such finance charges, CDN$200 in punitive damages per class member, interest, fees and costs. A motion was brought in October 2010 to extend the class period from July 18, 2000 to August 31, 2010. No discovery has been scheduled in this matter but one has taken place in a parallel class action against several banks in late 2010. Further discoveries of a co-defendant will take place in early 2011. In May 2005, a motion for authorization of a similar class action was filed in the Superior Court of Quebec, District of Quebec City captioned as Option Consommateurs and Joel-Christian St-Pierre v. Bank of Montreal et al alleging that Amex unlawfully charged interest 21 days from the date of the printing of the statement as opposed to the date of the mailing of the statement. The proposed class seeks reimbursement of all finance charges imposed, CDN$100 in punitive damages per class member, interest and fees and costs. The St. Pierre class motion is stayed pending final judgment in Marcotte.

In October 2007, in a matter captioned Option Consommateurs and Marylou Corriveau v. Amex Bank of Canada et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in December 2006), the Superior Court authorized a class action against Amex Bank of Canada, Canadian Imperial Bank of Commerce, National Bank of Canada, Royal Bank of Canada, Bank of Nova Scotia, Banque Laurentienne du Canada, President’s Choice Bank, Toronto Dominion Bank, Bank of Montreal, Citibank Canada, Federation de Caisses Desjardins du Quebec and MBNA Canada. The action alleges that cash advance fees for transactions in Canada or abroad cannot be charged under QCPA. The class includes all persons party to a variable credit agreement concluded in Quebec for a purpose other than the operation of a business and who paid the defendants from October 4, 2001. A motion was granted in October 2010 to extend the class period from October 4, 2001 to September 30, 2010. It is alleged the QCPA provisions apply to credit cards issued by Amex Bank of Canada in Quebec and all cash advance fees imposed are contrary to the QCPA. The class seeks reimbursement of all such cash advance fees, CDN$200 in punitive damages per class member, interest and costs. No discovery has been scheduled in this matter but one has taken place in a parallel class action against several banks in late 2010. Further discoveries of a co-defendant will take place in early 2011.

In October 2007, in a matter captioned Option Consommateurs and Serge Lamoureux v. Amex Bank of Canada et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in December 2006), the Court authorized a class action against Amex Bank of Canada, Banque du Montreal, Banque Royale du Canada, Banque Nationale du Canada, Banque Canadienne Imperiale de Commerce, Citibanque Canada, MBNA Canada and Banque de Nouvelle-Ecosse. The plaintiff alleges the defendants violated the QCPA, by unilaterally increasing credit card limits without consent and charging over limit fees from January 12, 2001. There are two distinct areas of the claim. Amex is not part of the first portion of the claim dealing with the unilateral increase without consent under the QCPA. Amex is included in the second portion of the claim permitting Cardmembers to make charges at the point of sale that exceed their credit limit thereby incurring an over limit fee for these occurrences contrary to the QCPA. The action alleges the QCPA provisions apply to credit cards issued by Amex Bank of Canada in Quebec. A motion was granted in October 2010 to extend the class period from January 12, 2001 to September 30, 2010. The class seeks reimbursement of all over limit fees imposed, CDN$200 in punitive damages per class member, interest and costs. Discovery of Amex was held in December 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2010, we had 32,776 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements, which can be found on page 119 of our 2010 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, please see “Financial Review — Share Repurchases and Dividends” on page 41 and Note 23 on page 111 of our 2010 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation — Share Plans,” and “Executive Compensation — Equity Compensation Plan Information” to be contained in the Company’s definitive 2011 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 2, 2011. The information to be found under such captions is incorporated herein by reference. Our definitive 2011 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2011 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

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

(b) Not applicable.

(c) ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2010.

				Maximum
			Total Number	Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	Plans or
	Purchased	Paid Per Share	or Programs(3)	Programs

October 1-31, 2010
Repurchase program(1)	4,555,028	$40.16	4,555,028	95,463,940
Employee transactions(2)	(36)	$35.54	N/A	N/A
November 1-30, 2010
Repurchase program(1)	9,610,800	$42.34	9,610,800	85,853,140
Employee transactions(2)	29,770	$42.00	N/A	N/A
December 1-31, 2010
Repurchase program(1)	—	$—	—	85,853,140
Employee transactions(2)	1,004	$43.05	N/A	N/A
Total
Repurchase program(1)	14,165,828	$41.64	14,165,828	—
Employee transactions(2)	30,738	$42.05	N/A	N/A

(1)	As of December 31, 2010, there were approximately 86 million shares of common stock remaining under the authorization of the Company’s Board of Directors. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since the program was first announced in September 1994, the Company has acquired 684 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.

(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 120 of our 2010 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 20-64 of our 2010 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 48-50 and in Note 12 to our Consolidated Financial Statements on pages 92-95 of our 2010 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 67-119 of our 2010 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, appearing on pages 65-66 of our 2010 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

On February 24, 2011, the Board of Directors of the Company approved an amendment to Section 2.2 of the Company’s By-laws (the “Amendment”). Section 2.2 was amended to allow shareholders holding at least 25% of the outstanding common stock of the Company, determined to be “Net Long Shares” (as described in the Amendment), to request that the Company hold a special meeting of shareholders.

Shareholders requesting the special meeting are required to disclose certain information, including information required by the Company’s advance notice By-laws, with respect to any proposed business or director nominations at the special meeting. Additionally, the shareholders requesting the special meeting must acknowledge that any reduction in Net Long Shares held by the requesting shareholders acts as a revocation of the meeting request to the extent of the reduction and agree to inform the Company following any reduction in Net Long Shares held by the requesting shareholders. The requesting shareholders are required to update the disclosure required by the Amendment as of the record date for the special meeting (and, in the case of documentation of their share ownership, as of a date no later than five business days before the scheduled date of the special meeting).

The Amendment enumerates certain instances in which a special meeting need not be called, including because the request for the special meeting: is contrary to the By-laws; is not an appropriate subject for shareholder action; is made less than 90 days prior to the anniversary date of the preceding annual meeting; relates to a substantially similar item (other than election or removal of directors) that was voted on in the past year; relates to the election or removal of directors and a meeting at which directors were elected or removed was held within the past 90 days; relates to a substantially similar item, including election or removal of directors, that will be voted on at an annual or special meeting to be held within 120 days; or was made in violation of the proxy rules.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the amended By-laws which are attached hereto as Exhibit 3.5 and incorporated by reference herein.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC, in March 2011 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our

Annual Meeting of Shareholders to be held May 2, 2011, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	information included under the caption “Corporate Governance — Independence of Directors”

•	information included in the table under the caption “Board Meetings — Membership on Board Committees”

•	information under the captions “Corporate Governance — Compensation and Benefits Committee — Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation and Benefits Committee”

•	information included under the caption “Corporate Governance — Audit and Risk Committee”

•	information included under the caption “Compensation of Directors”

•	information included under the caption “Ownership of Our Common Shares”

•	information included under the caption “Item 1 — Election of Directors”

•	information included under the caption “Executive Compensation”

•	information under the caption “Certain Relationships and Transactions”

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Report.

We have adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit and Risk; Compensation and Benefits; Innovation and Technology; Nominating and Governance; and Public Responsibility), our Code of Conduct (which constitutes the Company’s code of ethics), and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company’s main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Secretary at the Company’s headquarters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm — Audit Fees;” “— Audit-Related Fees;” “— Tax Fees;” “— All Other Fees;” and “— Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 2, 2011, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements:

The financial statements filed as a part of this Report are listed on page F-1 hereof under “Index to Financial Statements,” which is incorporated herein by reference.

2. Financial Statement Schedules:

All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the respective financial statements or in notes thereto.

3. Exhibits:

The list of exhibits required to be filed as exhibits to this Report is listed on pages E-1 through E-4 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

/s/  DANIEL T. HENRY
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

February 25, 2011

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

/s/ Theodore J. Leonsis Theodore J. Leonsis Director

February 25, 2011

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS
(Items 15(a)(1) and 15(a)(2) of Form 10-K)

		Annual Report
		to Shareholders
	Form 10-K	(Page)

American Express Company and Subsidiaries:
Data incorporated by reference from 2010 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		65
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		66
Consolidated statements of income for each of the three years in the period ended December 31, 2010		68
Consolidated balance sheets at December 31, 2010 and 2009		69
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2010		70
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2010		71
Notes to consolidated financial statements		72
Consent of independent registered public accounting firm	F-2
Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 5 and 26 to the Consolidated Financial Statements in our 2010 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company only, respectively.

*     *     *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2010 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Report, our 2010 Annual Report to Shareholders is not to be deemed filed as part of this report.

F-1

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, No. 333-98479; and No. 333-142710; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, No. 333-117835, No. 333-138032 and 333-162791) of American Express Company of our report dated February 25, 2011, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2010 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2011

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.34, 10.38, 10.39, 10.41, 10.42 and 10.44 through 10.46 are management contracts or compensatory plans or arrangements.

3.1		Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).
3.2		Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).
3.3		Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).
3.4		Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).
*3	.5	Company’s By-Laws, as amended through February 24, 2011.
4.1		The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section(b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.
4.2		Form of Global Note for $1,250,000,000 principal amount of 7.25% Notes due May 20, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated May 19, 2009).
4.3		Form of Global Note for $1,750,000,000 principal amount of 8.125% Notes due May 20, 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated May 19, 2009).
10.1		American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).
10.2		American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).
10.3		Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).
10.4		American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).
10.5		Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2007 (filed January 26, 2007)).
10.6		Section 409A Amendments to form of award agreement for Portfolio Grants made under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.7		American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).
*10	.8	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011).
10.9		Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2007).
10.10		Section 409A Amendments to form of award agreement for Portfolio Grants made under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).
10.11		Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).
10.12		American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through January 1, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).
10.13		American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).
10.14		Description of amendments to 1994 — 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).
10.15		American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).
10.16		American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).
10.17		Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).
10.18		Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).
10.19		American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).
10.20		Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).
10.21		American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).
10.22		Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.23		Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).
*10	.24	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011.
10.25		American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).
10.26		American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).
10.27		American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).
10.28		Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).
10.29		American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).
*10	.30	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011).
10.31		Amendments of (i) the American Express Supplemental Retirement Plan, (ii) the American Express Salary/Bonus Deferral Plan and (iii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).
10.32		American Express Retirement Restoration Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated October 27, 2010 (filed November 2, 2010).
10.33		American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).
*10	.34	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2011).
10.35		Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).
10.36		Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).
10.37		Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).
10.38		Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).
10.39		American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.40		Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).
10.41		Form of award agreement for executive officers in connection with Portfolio Grant 2009-2010 under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2009).
10.42		Letter Agreement, dated October 2, 2009, between the Company and Alfred F. Kelly, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2009).
10.43		Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).
10.44		Consulting Services Agreement, effective July 19, 2010, by and between American Express Company and Theodore J. Leonsis (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).
10.45		Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).
10.46		Company’s Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K (Commission File No. 1-7657), dated October 27, 2010 (filed November 2, 2010)).
*12		Computation in Support of Ratio of Earnings to Fixed Charges.
*13		Portions of the Company’s 2010 Annual Report to Shareholders that are incorporated herein by reference.
*21		Subsidiaries of the Company.
*23	.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).
*31	.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32	.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Daniel T. Henry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File No. 1-7657

American Express Company
(Exact name of Company as specified in charter)

EXHIBITS