Form 10-Q
period 2011-03-31
AMERICAN EXPRESS CO
filed 2011-05-04
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Common Shares (par value $.20 per share)	1,202,154,248 shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2011	2010
Revenues
Non-interest revenues
Discount revenue	$3,902	$3,422
Net card fees	537	521
Travel commissions and fees	454	385
Other commissions and fees	529	500
Other	475	425

Total non-interest revenues	5,897	5,253

Interest income
Interest and fees on loans	1,619	1,775
Interest and dividends on investment securities	88	117
Deposits with banks and other	20	13

Total interest income	1,727	1,905

Interest expense
Deposits	137	128
Short-term borrowings	—	1
Long-term debt and other	456	469

Total interest expense	593	598

Net interest income	1,134	1,307

Total revenues net of interest expense	7,031	6,560

Provisions for losses
Charge card	198	227
Cardmember loans	(120)	688
Other	19	28

Total provisions for losses	97	943

Total revenues net of interest expense after provisions for losses	6,934	5,617

Expenses
Marketing, promotion, rewards and cardmember services	2,450	1,987
Salaries and employee benefits	1,522	1,327
Professional services	663	561
Other, net	567	490

Total	5,202	4,365

Income before income tax provision	1,732	1,252
Income tax provision	555	367

Net income	$1,177	$885

Earnings per Common Share: (Note 13)(a)
Basic	$0.98	$0.74
Diluted	$0.97	$0.73
Average common shares outstanding for earnings per common share:
Basic	1,192	1,185
Diluted	1,198	1,191
Cash dividends declared per common share	$0.18	$0.18

(a)	Represents net income less earnings allocated to participating share awards and other items of $14 million and $12 million for the three months ended March 31, 2011 and 2010, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Millions, except per share data)	2011	2010
Assets
Cash and cash equivalents
Cash and cash due from banks	$1,927	$2,145
Interest-bearing deposits in other banks (including securities purchased under resale agreements: 2011, $434; 2010, $372)	19,549	13,557
Short-term investment securities	551	654

Total	22,027	16,356
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2011, $7,256; 2010, $8,192), less reserves: 2011, $421; 2010, $386	37,229	36,880
Other receivables, less reserves: 2011, $145; 2010, $175	3,557	3,554
Loans
Cardmember loans, (includes gross loans available to settle obligations of a consolidated variable interest entity: 2011, $32,033; 2010, $34,726), less reserves: 2011, $2,921; 2010, $3,646	54,842	57,204
Other loans, less reserves: 2011, $20; 2010, $24	390	412
Investment securities	10,502	14,010
Premises and equipment — at cost, less accumulated depreciation: 2011, $4,682; 2010, $4,483	2,987	2,905
Other assets (includes restricted cash of consolidated variable interest entities: 2011, $330; 2010, $3,759)	12,445	15,368

Total assets	$143,979	$146,689

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$31,756	$29,727
Travelers Cheques outstanding	5,274	5,618
Accounts payable	10,118	9,691
Short-term borrowings	3,375	3,414
Long-term debt (includes debt issued by consolidated variable interest entities: 2011, $17,611; 2010, $23,341)	60,730	66,416
Other liabilities	15,244	15,593

Total liabilities	126,497	130,459

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,202 million shares as of March 31, 2011 and 1,197 million shares as of December 31, 2010	240	238
Additional paid-in capital	12,189	11,937
Retained earnings	5,902	4,972
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax: 2011, $(16); 2010, $(19)	58	57
Net unrealized derivatives losses, net of tax: 2011, $3; 2010, $4	(3)	(7)
Foreign currency translation adjustments, net of tax: 2011, $525; 2010, $405	(437)	(503)
Net unrealized pension and other postretirement benefit losses, net of tax: 2011, $232; 2010, $226	(467)	(464)

Total accumulated other comprehensive loss	(849)	(917)

Total shareholders’ equity	17,482	16,230

Total liabilities and shareholders’ equity	$143,979	$146,689

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2011	2010
Cash Flows from Operating Activities
Net income	$1,177	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	97	943
Depreciation and amortization	227	221
Deferred taxes and other	(129)	149
Stock-based compensation	76	64
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	29	278
Other assets	(171)	(25)
Accounts payable and other liabilities	(157)	202
Travelers Cheques outstanding	(398)	(455)

Net cash provided by operating activities	751	2,262

Cash Flows from Investing Activities
Sale of investments	589	720
Maturity and redemption of investments	3,204	3,917
Purchase of investments	(272)	(2,293)
Net decrease in cardmember loans/receivables	2,522	2,636
Purchase of premises and equipment, net of sales: 2011, $2; 2010, $6	(255)	(147)
Acquisitions/Dispositions, net of cash acquired	(577)	(254)
Net decrease in restricted cash	3,452	3,101

Net cash provided by investing activities	8,663	7,680

Cash Flows from Financing Activities
Net increase in customer deposits	2,011	1,823
Net decrease in short-term borrowings	(122)	(379)
Issuance of long-term debt	—	117
Principal payments on long-term debt	(5,731)	(5,127)
Issuance of American Express common shares	229	121
Dividends paid	(217)	(216)

Net cash used in financing activities	(3,830)	(3,661)

Effect of exchange rate changes on cash	87	28

Net increase in cash and cash equivalents	5,671	6,309
Cash and cash equivalents at beginning of period	16,356	16,599

Cash and cash equivalents at end of period	$22,027	$22,908

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The Company
American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company has also recently focused on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, on-line applications, targeted direct and third-party sales forces and direct response advertising.
The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2010 (2010 Form 10-K).
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
Beginning the first quarter of 2011, certain payments to business partners previously expensed in other, net expense have been reclassified as contra-revenue within total non-interest revenues or as marketing and promotion expense. These partner payments are primarily related to certain co-brand contracts where upfront payments are amortized over the life of the contract. Amounts in prior periods for this item and certain other amounts have been reclassified to conform to the current presentation and are insignificant to the affected line items. In addition, the Company reclassified $353 million, reducing both cash and cash due from banks, and other liabilities, on the December 31, 2010 Consolidated Balance Sheet from amounts previously reported to correct for the effect of a misclassification. Also, refer to Note 1 to the Consolidated Financial Statements included in the Company’s Form 10-Q for the quarter ended June 30, 2010 for a description of changes made to certain line items in the Consolidated Statement of Cash Flows for the three months ended March 31, 2010 to correct the effects of certain misclassifications.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Acquisitions
During the first quarter of 2011, the Company completed the acquisition of a controlling interest in Loyalty Partner (March 1, 2011) for total consideration of $616 million ($585 million plus $31 million in cash acquired). In addition, the Company may acquire the remaining noncontrolling equity interest (NCI) over the next five years at a price based on business performance, which currently has an estimated fair value of $150 million. Loyalty Partner is a leading marketing services company known for the loyalty programs it operates in Germany, Poland and India. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses.
The Company purchased Accertify (November 10, 2010) and Revolution Money (January 15, 2010) for total consideration of $151 million and $305 million, respectively. Accertify is an on-line fraud solution provider, and Revolution Money, which was subsequently rebranded by the Company as Serve, is a provider of secure person-to-person payment services through an internet-based platform. These acquisitions did not have a significant impact on either the Company’s consolidated results of operations or the segments in which they are reflected for the three months ended March 31, 2011 and 2010.
The following table summarizes the assets acquired and liabilities assumed for these acquisitions as of the acquisition dates:

	Loyalty			Revolution
(Millions)	Partner	(a)	Accertify	Money
Goodwill	$496		$131	$184
Definite-lived intangible assets	332		15	119
All other assets	216		11	7

Total assets	1,044		157	310
Total liabilities (including NCI)	428		6	5

Net assets acquired	$616		$151	$305

Reportable operating segment	ICS		GNMS	Corporate & Other

(a)	The purchase price allocation will be finalized in a subsequent quarter.
3. Fair Values
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on the Company’s principal or most advantageous market for the specific asset or liability.
U.S. generally accepted accounting principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of March 31, 2011 and December 31, 2010:

	2011			2010
(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$528	$528	$—	$475	$475	$—
Debt securities and other	9,974	—	9,974	13,535	—	13,535
Derivatives(b)	930	—	930	1,089	—	1,089

Total assets	$11,432	$528	$10,904	$15,099	$475	$14,624

Liabilities:
Derivatives(b)	$280	$—	$280	$419	$—	$419

Total liabilities	$280	$—	$280	$419	$—	$419

(a)	Refer to Note 6 for the fair values of investment securities on a further disaggregated basis.

(b)
Refer to Note 9 for the fair values of derivative assets and liabilities on a further disaggregated basis and the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. These balances have been presented gross in the table above.

The Company did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the three months ended March 31, 2011 or during the year ended December 31, 2010, nor were there transfers between Level 1 and Level 2 of the valuation hierarchy during those periods.
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
Valuation Techniques Used in Measuring Fair Value
For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above) the Company applies the following valuation techniques to measure fair value:
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Derivative Financial Instruments
The fair value of the Company’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing models, or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.
Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 9 for additional fair value information.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not carried at fair value, as of March 31, 2011 and December 31, 2010:

	2011			2010
	Carrying	Fair		Carrying	Fair
(Billions)	Value	Value		Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$64	$64	(a)	$61	$61	(b)
Loans, net	$55	$56	(a)	$58	$58	(b)
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$46	$46		$43	$43
Certificates of deposit	$11	$11		$13	$13
Long-term debt	$61	$63	(a)	$66	$69	(b)

(a)
Includes fair values of cardmember receivables and loans of $7.2 billion and $30.9 billion, respectively, available to settle obligations of consolidated variable interest entities (VIE) and long-term debt of $17.9 billion issued by consolidated VIEs as of March 31, 2011. Refer to the Consolidated Balance Sheets for the related carrying values.

(b)
Includes fair values of cardmember receivables and loans of $8.1 billion and $33.2 billion, respectively, available to settle obligations of consolidated VIEs and long-term debt of $23.6 billion issued by consolidated VIEs as of December 31, 2010. Refer to the Consolidated Balance Sheets for the related carrying values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2011 and December 31, 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.
The following methods were used to determine estimated fair values:
Financial Assets for Which Carrying Values Equal or Approximate Fair Value
Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration or variable rate in nature.
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
Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value
Financial liabilities for which carrying values equal or approximate fair value include accrued interest, customer deposits (excluding certificates of deposit, which are described further below), Travelers Cheques outstanding, short-term borrowings and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, variable rate in nature or have no defined maturity.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Accounts Receivable and Loans
The Company’s charge and lending payment card products result in the generation of cardmember receivables (from charge payment products) and cardmember loans (from lending payment products) described below.
Cardmember and Other Receivables
Cardmember receivables, representing amounts due from charge payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Charge card customers generally must pay the full amount billed each month. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit maximum exposure for high risk and some high spend charge cardmembers. Accounts of high risk, out-of-pattern charge cardmembers can be monitored even if they are current.
Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 5), and include principal and any related accrued fees.
Accounts receivable as of March 31, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
U.S. Card Services(a)	$17,614	$19,155
International Card Services	6,547	6,673
Global Commercial Services(b)	13,287	11,259
Global Network & Merchant Services(c)	202	179

Cardmember receivables, gross(d)	37,650	37,266
Less: Cardmember reserve for losses	421	386

Cardmember receivables, net	$37,229	$36,880

Other receivables, net(e)	$3,557	$3,554

(a)	Includes $6.7 billion and $7.7 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of March 31, 2011 and December 31, 2010, respectively.

(b)	Includes $0.6 billion and $0.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of March 31, 2011 and December 31, 2010.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $12.2 billion and $11.7 billion of cardmember receivables outside the United States as of March 31, 2011 and December 31, 2010, respectively.

(e)
Other receivables primarily represent amounts for tax-related receivables, amounts due from the Company’s travel customers and suppliers, purchased joint venture receivables, third-party issuing partners, amounts due from certain merchants for billed discount revenue, accrued interest on investments and other receivables due to the Company in the ordinary course of business.

Cardmember and Other Loans
Cardmember loans, representing amounts due from lending payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement. The Company’s lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be adjusted over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments greater than or equal to certain pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges. When cardmembers fall behind their required payments, their accounts will be monitored.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardmember loans are presented on the Consolidated Balance Sheets net of reserves for losses and unamortized net card fees and include accrued interest receivable and fees. The Company’s policy generally is to cease accruing for interest receivable on a cardmember loan at the time the account is written off. The Company establishes reserves for interest that the Company believes will not be collected.
Loans as of March 31, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010
U.S. Card Services(a)	$49,196	$51,565
International Card Services	8,524	9,255
Global Commercial Services	43	30

Cardmember loans, gross(b)	57,763	60,850
Less: Cardmember loans reserve for losses	2,921	3,646

Cardmember loans, net	$54,842	$57,204

Other loans, net(c)	$390	$412

(a)	Includes approximately $32.0 billion and $34.7 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of March 31, 2011 and December 31, 2010, respectively.

(b)	Cardmember loan balance is net of unamortized net card fees of $135 million and $134 million as of March 31, 2011 and December 31, 2010, respectively.

(c)
Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the 2008 acquisition of Corporate Payment Services.

Cardmember Loans and Cardmember Receivables Aging
Generally a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of March 31, 2011 and December 31, 2010:

			30-59		60-89		90+
			Days		Days		Days
			Past		Past		Past
2011 (Millions)	Current		Due		Due		Due	Total
Cardmember Loans:
U.S. Card Services	$48,288		$250		$196		$462	$49,196
International Card Services	8,324		67		41		92	8,524
Cardmember Receivables:
U.S. Card Services	$17,297		$113		$74		$130	$17,614
International Card Services(a)	(b	)	(b	)	(b	)	66	6,547
Global Commercial Services(a)	(b	)	(b	)	(b	)	97	13,287

2010 (Millions)
Cardmember Loans:
U.S. Card Services	$50,508		$282		$226		$549	$51,565
International Card Services	9,044		66		48		97	9,255
Cardmember Receivables:
U.S. Card Services	$18,864		$104		$55		$132	$19,155
International Card Services(a)	(b	)	(b	)	(b	)	64	6,673
Global Commercial Services(a)	(b	)	(b	)	(b	)	96	11,259

(a)
For cardmember receivables in International Card Services (ICS) and Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)
Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current — 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Loans and Receivables
The following table presents the key credit quality indicators as of or for the three months ended March 31:

	2011		2010
		30 Days		30 Days
	Net	Past Due	Net	Past Due
	Write-Off	as a % of	Write-Off	as a % of
	Rate	Total	Rate	Total
U.S. Card Services Cardmember Loans	3.7%	1.8%	7.2%	3.3%
U.S. Card Services Cardmember Receivables	1.7%	1.8%	1.7%	1.9%
International Card Services Cardmember Loans	3.2%	2.4%	5.5%	3.3%

	2011		2010
	Net Loss		Net Loss
	Ratio as	90 Days	Ratio as	90 Days
	a % of	Past Billing	a % of	Past Billing
	Charge	as a % of	Charge	as a % of
	Volume	Receivables	Volume (a)	Receivables
International Card Services Cardmember Receivables	0.15%	1.0%	0.53%	1.0%
Global Commercial Services Cardmember Receivables	0.06%	0.7%	0.28%	0.8%

(a)
In the first quarter of 2010, the Company modified its reporting in the ICS and GCS segments to write-off past due cardmember receivables when 180 days past due or earlier, versus its prior methodology of writing them off when 360 days past billing or earlier. This change is consistent with bank regulatory guidance and the write-off methodology adopted for the cardmember receivables portfolio in the U.S. Card Services (USCS) segment in the fourth quarter of 2008. This change resulted in approximately $60 million and $48 million of net write-offs for ICS and GCS, respectively, being included in the first quarter of 2010, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a substantial impact on provisions for losses.

Refer to Note 5 for other factors, including external environmental factors, that management considers as part of its evaluation process for reserves for losses.
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
The Company may modify cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses to the Company while providing cardmembers with temporary or permanent financial relief. Such modifications may include reducing the interest rate or delinquency fees on the loans and receivables and/or placing the cardmember on a fixed payment plan not exceeding 60 months. If the cardmember does not comply with the modified terms, then the loan or receivable agreement generally reverts back to its original terms. The Company has classified such cardmember loans and receivables in these modification programs as TDRs.
The performance of a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of these modification programs remains uncertain, the Company believes they improve the cumulative loss performance of such loans and receivables.
Reserves for a TDR are determined by the difference between cash flows expected to be received from the cardmember discounted at the original effective interest rates and the carrying value of the cardmember loan or receivable balance.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide additional information with respect to the Company’s impaired cardmember loans and receivables as of or for the three months ended March 31, 2011 and as of or for the year ended December 31, 2010:

	Loans over
	90 Days				Loans &
	Past Due		Non-		Receivables		Total	Unpaid		Interest			Related
	& Accruing		Accrual		Modified		Impaired	Principal		Income		Average	Allowance
(Millions)	Interest	(a)	Loans	(b)	as a TDR	(c)	Loans	Balance	(d)	Recognized		Balance	for TDRs
March 31, 2011
U.S. Card Services — Cardmember Loans	$72		$536		$971		$1,579	$1,499		$18		$2,036	$245
International Card Services — Cardmember Loans	90		7		10		107	106		9		130	5
U.S. Card Services — Cardmember Receivables	—		—		136		136	129		—		118	72

Total (f)	$162		$543		$1,117		$1,822	$1,734		$27		$2,284	$322

December 31, 2010
U.S. Card Services — Cardmember Loans	$90		$628		$1,076		$1,794	$1,704		(e	)	$2,255	$274
International Card Services — Cardmember Loans	95		8		11		114	112		(e	)	142	5
U.S. Card Services — Cardmember Receivables	—		—		114		114	109		(e	)	110	63

Total (f)	$185		$636		$1,201		$2,022	$1,925				$2,507	$342

(a)
The Company’s policy is generally to accrue interest through the date of charge-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected.

(b)	Non-accrual loans not in modification programs include certain cardmember loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)
The total loans and receivables modified as a TDR include $619 million and $655 million that are non-accrual and $7 million that are past due 90 days and still accruing interest as of March 31, 2011 and December 31, 2010, respectively. These amounts are excluded from the previous two columns.

(d)	Unpaid principal balance consists of cardmember charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(e)	Detailed data for these loans and receivables classes were not required prior to 2011.

(f)	These disclosures either do not apply or are not significant for cardmember receivables in ICS and GCS.
5. Reserves for Losses
Reserves for Losses — Cardmember Receivables and Loans
Reserves for losses relating to cardmember loans and receivables represent management’s best estimate of the losses inherent in the Company’s outstanding portfolio of loans and receivables. Management’s evaluation process requires certain estimates and judgments.
Reserves for these losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management adjusts the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing managers index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the inherent losses within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.
Cardmember receivables balances are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due, which is generally no later than 180 days past due. Receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries are recognized on a cash basis.
Changes in Cardmember Receivables Reserve for Losses
The following table presents changes in the cardmember receivables reserve for losses for the three months ended March 31:

(Millions)	2011	2010
Balance, January 1	$386	$546
Additions:
Cardmember receivables provisions(a)	160	184
Cardmember receivables provisions — other(b)	38	43

Total provision	198	227

Deductions:
Cardmember receivables net write-offs(c)	(132)	(244)
Cardmember receivables — other(d)	(31)	(31)

Balance, March 31	$421	$498

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents loss provisions for cardmember receivables resulting from unauthorized transactions.

(c)	Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $84 million and $101 million for 2011 and 2010, respectively.

(d)	These amounts include net write-offs of cardmember receivables resulting from unauthorized transactions and foreign currency translation adjustments.
The following table presents cardmember receivables evaluated separately and collectively for impairment and related reserves as of March 31, 2011 and December 31, 2010:

(Millions)	2011	2010
Cardmember receivables evaluated separately for impairment(a)	$136	$114
Reserves on cardmember receivables evaluated separately for impairment(a)	$72	$63

Cardmember receivables evaluated collectively for impairment	$37,514	$37,152
Reserves on cardmember receivables evaluated collectively for impairment	$349	$323

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Cardmember Loans Reserve for Losses
The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2011	2010
Balance, January 1	$3,646	$3,268
Reserves established for consolidation of a variable interest entity(a)	—	2,531

Total adjusted balance, January 1	3,646	5,799

Additions:
Cardmember loans provisions(b)	(139)	670
Cardmember loans provisions — other(c)	19	18

Total provision	(120)	688

Deductions:
Cardmember loans net write-offs — principal(d)	(535)	(1,035)
Cardmember loans net write-offs — interest and fees(d)	(61)	(114)
Cardmember loans — other(e)	(9)	(24)

Balance, March 31	$2,921	$5,314

(a)
Represents establishment of cardmember reserves for losses for cardmember loans issued by the American Express Credit Account Master Trust (the Lending Trust) which was consolidated under accounting guidance for consolidation of VIEs effective January 1, 2010.

(b)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(c)	Primarily represents loss provisions for cardmember loans resulting from unauthorized transactions.

(d)	Cardmember loans net write-offs — principal for 2011 and 2010 include recoveries of $150 million and $139 million, respectively. Recoveries of interest and fees were de minimis.

(e)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments.
The following table presents cardmember loans evaluated separately and collectively for impairment and the related reserves as of March 31, 2011 and December 31, 2010:

(Millions)	2011	2010
Cardmember loans evaluated separately for impairment(a)	$981	$1,087
Reserves on cardmember loans evaluated separately for impairment(a)	$250	$279

Cardmember loans evaluated collectively for impairment	$56,782	$59,763
Reserves on cardmember loans evaluated collectively for impairment	$2,671	$3,367

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Investment Securities
Investment securities include debt and equity securities and are classified as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in Accumulated Other Comprehensive Income (AOCI), net of income tax provisions (benefits). Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of its investment securities.
The following is a summary of investment securities as of March 31, 2011 and December 31, 2010:

	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$5,683	$22	$(410)	$5,295	$6,140	$24	$(367)	$5,797
U.S. Government agency obligations	1,302	6	—	1,308	3,402	12	(1)	3,413
U.S. Government treasury obligations	1,887	5	—	1,892	2,450	6	—	2,456
Corporate debt securities(a)	1,025	15	(1)	1,039	1,431	15	(1)	1,445
Mortgage-backed securities(b)	282	4	(2)	284	272	6	(2)	276
Equity securities(c)	98	430	—	528	98	377	—	475
Foreign government bonds and obligations	89	5	—	94	95	4	—	99
Other(d)	62	—	—	62	49	—	—	49

Total	$10,428	$487	$(413)	$10,502	$13,937	$444	$(371)	$14,010

(a)
The March 31, 2011 and December 31, 2010 balances include, on a cost basis, $0.9 billion and $1.3 billion, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)	Represents the Company’s investment in Industrial and Commercial Bank of China (ICBC).

(d)	Other is comprised of investments in various mutual funds.
Other-Than-Temporary Impairment
Realized losses are recognized upon management’s determination that a decline in fair value is other than temporary. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly and more often, as market conditions may require, to identify investments that have indications of other-than-temporary impairments. It is reasonably possible that a change in estimate could occur in the near term relating to other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for other-than-temporary impairment including the determination of the extent to which the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk. With respect to increased default risk, the Company assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of a financial guarantor, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, the Company assesses whether it has the intent to sell the securities and whether it is more likely than not that the Company will not be required to sell the securities before recovery of any unrealized losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010:

	2011				2010
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross		Gross
(Millions)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$2,412	$(173)	$1,040	$(237)	$2,535	$(156)	$1,076	$(211)
U.S. Government agency obligations	—	—	—	—	299	(1)	—	—
Corporate debt securities	—	—	3	(1)	—	—	3	(1)
Mortgage-backed securities	106	(2)	—	—	71	(2)	—	—

Total	$2,518	$(175)	$1,043	$(238)	$2,905	$(159)	$1,079	$(212)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2011 and December 31, 2010:

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
(Millions)	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
Ratio of Fair Value to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2011:
90%-100%	429	$1,993	$(99)	21	$50	$(4)	450	$2,043	$(103)
Less than 90%	78	525	(76)	121	993	(234)	199	1,518	(310)

Total as of March 31, 2011	507	$2,518	$(175)	142	$1,043	$(238)	649	$3,561	$(413)

2010:
90%-100%	457	$2,554	$(113)	31	$79	$(7)	488	$2,633	$(120)
Less than 90%	48	351	(46)	115	1,000	(205)	163	1,351	(251)

Total as of December 31, 2010	505	$2,905	$(159)	146	$1,079	$(212)	651	$3,984	$(371)

The gross unrealized losses on state and municipal securities and all other debt securities can be attributed to higher credit spreads generally for state and municipal securities, higher credit spreads for specific issuers, changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.
In assessing default risk on these investment securities, the Company has qualitatively considered the key factors identified above and determined that it expects to collect all of the contractual cash flows due on the investment securities.
Overall, for the investment securities in gross unrealized loss positions identified above, (a) the Company does not intend to sell the investment securities, (b) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (c) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairments during the periods presented.
Supplemental Information
Gross realized gains on the sales of investment securities, included in other non-interest revenues for the three months ended March 31, 2010, were $1 million (there were no gross realized gains for the three months ended March 31, 2011). The Company did not have any gross realized losses on the sales of investment securities during either of these periods.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual maturities of investment securities, excluding equity securities and other securities, as of March 31, 2011 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$3,545	$3,559
Due after 1 year but within 5 years	760	776
Due after 5 years but within 10 years	272	279
Due after 10 years	5,691	5,298

Total	$10,268	$9,912

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
Cardmember receivables are transferred to the Charge Trust and cardmember loans are transferred to the Lending Trust. The Charge Trust and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying cardmember receivables and loans.
TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $1.0 billion of subordinated securities issued by the Lending Trust as of March 31, 2011. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS was determined to be the primary beneficiary of both the Charge Trust and the Lending Trust.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There was approximately $4 million and $9 million of restricted cash held by the Charge Trust as of March 31, 2011 and December 31, 2010, respectively, and approximately $326 million and $3.7 billion of restricted cash held by the Lending Trust as of March 31, 2011 and December 31, 2010, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses, and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.
Charge Trust and Lending Trust Triggering Events
Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain events could result in establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of March 31, 2011, no triggering events have occurred resulting in funding of reserve accounts or early amortization.
8. Customer Deposits
As of March 31, 2011 and December 31, 2010, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2011	2010
U.S.:
Interest-bearing	$31,054	$29,053
Non-interest-bearing	3	17
Non-U.S.:
Interest-bearing	682	640
Non-interest-bearing	17	17

Total customer deposits	$31,756	$29,727

The customer deposits were aggregated by deposit type offered by the Company as of March 31, 2011 and December 31, 2010 as follows:

(Millions)	2011	2010
U.S. retail deposits:
Savings accounts — Direct	$11,599	$7,725
Certificates of deposit
Direct	1,033	1,052
Third party	9,500	11,411
Sweep accounts — Third party	8,922	8,865
Other deposits	702	674

Total customer deposits	$31,756	$29,727

The scheduled maturities of all certificates of deposit as of March 31, 2011 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2011	$3,726	$412	$4,138
2012	2,931	1	2,932
2013	2,297	—	2,297
2014	1,022	—	1,022
2015	122	—	122
After 5 years	435	—	435

Total	$10,533	$413	$10,946

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of March 31, 2011 and December 31, 2010, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2011	2010
U.S.	$676	$689
Non-U.S.	329	291

Total	$1,005	$980

9. Derivatives and Hedging Activities
The Company uses derivative financial instruments (derivatives) to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk exposure is primarily generated by:
•	Interest rate risk in its card, insurance and Travelers Cheque businesses, as well as its investment portfolios; and
•	Foreign exchange risk in its operations outside the United States.
General principles and the overall framework for managing market risk across the Company are defined in the Market Risk Policy, which is the responsibility of the Asset-Liability Committee (ALCO). Market risk limits and escalation triggers in that policy are approved by the ALCO and by the Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally monitored for compliance with policy and limits by the Market Risk Committee, which reports into the ALCO and is chaired by the Chief Market Risk Officer. Market risk management is also guided by policies covering the use of derivatives, funding and liquidity and investments. Derivatives derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not engage in derivatives for trading purposes.
The Company’s market exposures are in large part byproducts of the delivery of its products and services. Interest rate risk arises through the funding of cardmember receivables and fixed-rate loans with variable-rate borrowings as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime and LIBOR.
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
Foreign exchange risk is generated by cardmember cross-currency charges, foreign currency balance sheet exposures, foreign subsidiary equity, and foreign currency earnings in units outside the United States. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forward and cross-currency swap contracts, which can help “lock in” the value of the Company’s exposure to specific currencies.
Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk,

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has, in certain limited instances, entered into agreements with its derivative counterparties including master netting agreements, which may provide a right of offset for certain exposures between the parties.
In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. As of March 31, 2011, the counterparty credit risk associated with the Company’s derivatives was not significant.
The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of its derivatives.
The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2011 and December 31, 2010:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$765	$909	$53	$38
Cash flow hedges	1	2	5	13
Foreign exchange contracts
Net investment hedges	53	66	144	272

Total derivatives designated as hedging instruments	819	977	202	323

Derivatives not designated as hedging instruments:
Interest rate contracts	5	3	3	3
Foreign exchange contracts, including certain embedded derivatives(a)	106	109	73	91
Equity-linked embedded derivative(b)	—	—	2	2

Total derivatives not designated as hedging instruments	111	112	78	96

Total derivatives(c)	$930	$1,089	$280	$419

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)
GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of March 31, 2011 and December 31, 2010, $12 million and $18 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting
Derivatives executed for hedge accounting purposes are documented and designated as such when the Company enters into the contracts. In accordance with its risk management policies, the Company structures its hedges with very similar terms to the hedged items. The Company formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of the regression analysis method. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue the application of hedge accounting.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of March 31, 2011 and December 31, 2010, the Company hedged $16.0 billion and $15.9 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.
To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other, net expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which are primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value due to changes in interest rates. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.
The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of fixed-rate long-term debt:
For the Three Months Ended March 31:

	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
(Millions)
Derivative relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$(158)	$124	Other, net expenses	$139	$(115)	$(19)	$9

The Company also recognized a net reduction in interest expense on long-term debt and other of $125 million and $133 million for the three months ended March 31, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.
Cash Flow Hedges
A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the instrument. As of both March 31, 2011 and December 31, 2010, the Company hedged $1.3 billion of its floating-rate debt using interest rate swaps.
For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other, net expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.
In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $4 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.
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
The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income:

For the Three Months Ended March 31

	Gains (losses) recognized in income
		Amount reclassified
		from AOCI into			Net hedge
		income			ineffectiveness
(Millions)	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(8)	$(13)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$(3)	$—

(a)	During the three months ended March 31, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.
Derivatives Not Designated as Hedges
The Company has derivatives that act as economic hedges but are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

	Gains (losses) recognized in income
		Amount
For the Three Months Ended March 31 (Millions)	Location	2011	2010
Interest rate contracts	Other, net expenses	$2	$(1)
Foreign exchange contracts(a)	Interest and dividends on investment securities	2	1
	Interest expense on short-term borrowings	1	2
	Interest expense on long-term debt and other	30	19
	Other, net expenses	19	(31)
Equity-linked contract	Other non-interest revenues	1	—

Total		$55	$(10)

(a)
For the three months ended March 31, 2011 and 2010, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other, net expenses.

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
The following table provides information related to such guarantees as of March 31, 2011 and December 31, 2010:

	Maximum amount of
	undiscounted future		Amount of related
	payments(a)		liability(b)
	(Billions)		(Millions)
Type of Guarantee	2011	2010	2011	2010
Card and travel operations(c)	$67	$67	$113	$114
Other(d)	1	1	102	99

Total	$68	$68	$215	$213

(a)
Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes. The Company mitigates this risk by withholding settlement from the merchant or obtaining deposits and other guarantees from merchants considered higher risk due to various factors. The amounts being held by the Company are not significant when compared to the maximum potential amount of undiscounted future payments.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Comprehensive Income
Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheet. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur.
The components of comprehensive income, net of tax for the three months ended March 31 were as follows:

(Millions)	2011	2010
Net income	$1,177	$885
Other comprehensive income gains (losses):
Net unrealized securities gains (losses)	1	(16)
Net unrealized derivative gains	4	7
Foreign currency translation adjustments	66	(31)
Net unrealized pension and other postretirement benefit (losses) gains	(3)	27

Total	$1,245	$872

12. Income Taxes
The Company is under continuous examination by the Internal Revenues Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of the Company’s federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of the Company’s federal tax returns for the years 2003 and 2004. The Company is currently under examination by the IRS for the years 2005 through 2007.
The Company believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $1.0 billion principally as a result of potential resolutions of prior years’ tax items with various taxing authorities, including the IRS for the years 1997 through 2004. The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $1.0 billion of unrecognized tax benefits, approximately $311 million relates to temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials and approximately $434 million relates to amounts recorded to equity that, if recognized, would not impact the effective rate. With respect to the remaining decrease of $261 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).
The following table summarizes the Company’s effective tax rate:

	Three Months Ended	Full Year
	March 31, 2011	2010
Effective tax rate(a)	32%	32%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2011	2010
Numerator:
Basic and diluted:
Net income	$1,177	$885
Earnings allocated to participating share awards and other items(a)	(14)	(12)

Net income attributable to common shareholders	$1,163	$873

Denominator:
Basic: Weighted-average common stock	1,192	1,185
Add: Weighted-average stock options and warrants(b)	6	6

Diluted	1,198	1,191

Basic EPS	$0.98	$0.74
Diluted EPS	$0.97	$0.73

(a)
The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method (i) exclude any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) exclude the participating securities from the denominator.

(b)
For the three months ended March 31, 2011 and 2010, the dilutive effect of unexercised stock options excludes 23 million and 40 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.

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

(Millions)	2011	2010
Foreign currency conversion revenue	$213	$188
Delinquency fees	143	159
Service fees	87	82
Other	86	71

Total other commissions and fees	$529	$500

The following is a detail of other revenues for the three months ended March 31:

(Millions)	2011	2010
Global Network Services partner revenues	$146	$114
Insurance premium revenue	62	74
Gain on investment securities	—	1
Other	267	236

Total other revenues	$475	$425

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a detail of marketing, promotion, rewards and cardmember services for the three months ended March 31:

(Millions)	2011	2010
Marketing and promotion	$709	$619
Cardmember rewards	1,577	1,211
Cardmember services	164	157

Total marketing, promotion, rewards and cardmember services	$2,450	$1,987

The following is a detail of other, net expense for the three months ended March 31:

(Millions)	2011	2010
Occupancy and equipment	$394	$384
Communications	95	95
MasterCard and Visa settlements	(213)	(213)
Other	291	224

Total other, net expense	$567	$490

15. Contingencies
The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities and are periodically subject to governmental examinations (including by regulatory authorities), information gathering requests, subpoenas, inquiries and investigations (collectively, “governmental examinations”). As of March 31, 2011, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses certain of its more significant legal proceedings and governmental examinations under Item 1. Legal Proceedings in Part II. Other Information (“Legal Proceedings”).
The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated although, as discussed below, there may be an exposure to loss in excess of the accrued liability. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued.
The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with hundreds of thousands of putative class members. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues such that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examination disclosed in Legal Proceedings as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $520 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate.
Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period.
16. Reportable Operating Segments
The Company is a leading global payments and travel company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and GNMS. Corporate functions and auxiliary businesses, including the Company’s publishing business, the Enterprise Growth Group (including the Global Prepaid Group), as well as other company operations are included in Corporate & Other.
Beginning in the first quarter of 2011, the Company changed its segment allocation methodology to better align segment reporting with the Company’s previously announced management reorganization, which has been implemented over the last several quarters. The reorganization included the formation of the Enterprise Growth Group, which is reported in the Corporate & Other segment. Starting in the first quarter of 2011, certain business activities such as Loyalty Edge and Global Foreign Exchange Services that were previously managed and reported in the USCS and GCS operating segments, respectively, are now managed by Enterprise Growth and reported in the Corporate & Other segment. The reorganization also included consolidation of certain corporate support functions into the Global Services organization. Greater centralization of activities has led to modifications in the costs being allocated from the Corporate & Other segment to the reported operating segments starting in the first quarter of 2011. Prior period segment results have been revised for these changes.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents certain operating segment information for the three months ended March 31:

(Millions)	2011	2010
Non-interest revenues:
USCS	$2,486	$2,281
ICS	989	878
GCS	1,177	1,013
GNMS	1,088	934
Corporate & Other, including adjustments and eliminations(a)	157	147

Total	$5,897	$5,253

Interest income:
USCS	$1,294	$1,411
ICS	325	363
GCS	2	1
GNMS	1	1
Corporate & Other, including adjustments and eliminations(a)	105	129

Total	$1,727	$1,905

Interest expense:
USCS	$203	$190
ICS	106	106
GCS	58	49
GNMS	(48)	(47)
Corporate & Other, including adjustments and eliminations(a)	274	300

Total	$593	$598

Total revenues, net of interest expense:
USCS	$3,577	$3,502
ICS	1,208	1,135
GCS	1,121	965
GNMS	1,137	982
Corporate & Other, including adjustments and eliminations(a)	(12)	(24)

Total	$7,031	$6,560

Net income (loss):
USCS	$555	$414
ICS	189	139
GCS	184	85
GNMS	313	253
Corporate & Other, including adjustments and eliminations(a)	(64)	(6)

Total	$1,177	$885

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:
•	charge and credit card products;

•	expense management products and services;

•	consumer and business travel services;

•	stored value products such as Travelers Cheques and other prepaid products;

•	network services;

•	merchant acquisition and processing, point-of-sale, servicing and settlement, and marketing and information products and services for merchants; and

•	fee services, including market and trend analyses and related consulting services, fraud prevention services, and the design of customized customer loyalty and rewards programs.
The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, on-line applications, targeted direct and third-party sales forces, and direct response advertising.
The Company recently created the Enterprise Growth Group which focuses on generating alternative sources of revenue on a global basis, both organically and through acquisitions, in areas such as online and mobile payments and fee-based services.
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
Going forward, the Company will seek to achieve three financial targets, on average and over time:
•	Revenues net of interest expense growth of at least 8 percent;

•	Earnings per share (EPS) growth of 12 to 15 percent; and

•	Return on average equity (ROE) of 25 percent or more.
The Company is retaining its historical on average and over time revenue and earnings growth targets. However, evolving market, regulatory and debt investor expectations will likely cause the Company, as well as other financial institutions, to maintain in future years a higher level of capital than they have historically maintained. These higher capital requirements would in turn lead, all other things being equal, to lower future ROE than the Company has historically targeted. In addition, the Company recognizes it may need to maintain higher capital levels to support acquisitions that can augment its business growth. In combination, these factors led the Company to revise its on average and over time ROE financial target in 2010 to 25 percent or more.
In establishing its revised ROE target, the Company is currently targeting a Tier 1 Common ratio of 10 to 11 percent. If the Company achieves its EPS target as well as the revised ROE target, it would seek to return, on average and over time, approximately 50 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock.
Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section below.
Bank Holding Company
The Company is a bank holding company under the Bank Holding Company Act of 1956 and the Federal Reserve Board (Federal Reserve) is the Company’s primary federal regulator. As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.
Current Business Environment/Outlook
The Company’s results for the first quarter of 2011 continued to reflect strong spending growth and improved credit performance. During the quarter cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses.
During the first quarter of 2011, the divergence between the Company’s strong growth in consumer spending and relatively flat borrowing levels continued to illustrate the post-recession change in customer behavior, as well as the Company’s strategic shift in focus to more premium lending customers. While the positive impact of stronger billings growth was partially offset by lower loan yields, the strong billings growth and improved credit trends again provided the Company with the opportunity to invest in the business at significant levels and also generate strong earnings. These investments continue to be focused on driving near-term metrics, and building capabilities that will benefit the medium to long-term success of the Company. These investments are reflected not only in marketing and other operating expenses, but also involve using the Company’s strong capital base for acquisitions such as Loyalty Partner, discussed further in “Acquisitions” below.
The Company also continued to invest in its rewards programs. During the first quarter rewards costs rose significantly, reflecting greater spending volumes and higher co-brand expense, as well as a higher redemption rate estimate for current program participants reflecting an increase in redemption patterns based on greater customer engagement.

The Company’s improving credit trends mentioned above contributed to a reduction in loan and receivable write-offs and in loss reserve levels over the course of the first quarter of 2011 when compared to 2010. Despite a reduction of approximately $700 million in loss reserve levels during the quarter, reserve coverage ratios remain at appropriate levels. Going forward, the Company expects benefits to its results from reserve releases to diminish; in addition, the Company expects the lending write-off rate through 2011 and into 2012 to remain below average historical levels over the last ten years.
Net interest yield declined compared to the first quarter of 2010. The lower yield reflects higher payment rates and lower revolving levels, and the implementation of elements of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. The Company expects the net interest yield in the U.S. consumer business to decline, moving closer to historic levels, but this remains subject to uncertainties such as cardmember behavior and the requirement under the CARD Act to periodically reevaluate annual percentage rate (APR) increases.
Despite strong momentum across the Company’s businesses, the economic and regulatory environments remain uncertain. In addition, during 2011 the Company will stop receiving quarterly Visa and MasterCard litigation payments, and favorable year-over-year comparisons will be more difficult in light of the strong 2010 credit and volume trends. In light of these factors, the Company is moving forward with plans to slow the growth of its operating expenses toward the end of 2011 and into 2012.
Reengineering Initiatives
On January 19, 2011, the Company announced that it was undertaking various reengineering initiatives resulting in charges aggregating approximately $113 million pretax (approximately $74 million after-tax), which were recorded in the fourth quarter of 2010. These charges include a fourth quarter restructuring charge of approximately $98 million pretax ($63 million after-tax) relating to employee severance obligations and other employee-related costs resulting from the planned consolidation of facilities within the Company’s global servicing network. As noted previously, the reengineering activities are expected to result in the elimination of approximately 3,500 jobs in the aggregate (including approximately 3,200 jobs relating to the restructuring charge described in the preceding sentence); however, overall staffing levels are expected to decrease only by approximately 550 positions on a net basis as new employees are hired at the locations to which work is being transferred.
During 2011, the Company expects to record restructuring charges in one or more quarterly periods relating to the reengineering activities described above in the aggregate amount of approximately $60 million to $80 million pretax (approximately $38 million to $51 million after-tax). During the first quarter of 2011, the Company recorded $11 million ($7 million after-tax) of such additional charges.
Substantially all of the reengineering activities are expected to be completed by the end of the fourth quarter of 2011.
Acquisitions
During the first quarter of 2011, the Company completed the acquisition of a controlling interest in Loyalty Partner (March 1, 2011) for total consideration of $616 million ($585 million plus $31 million in cash acquired). In addition, the Company may acquire the remaining noncontrolling equity interest over the next five years at a price based on business performance, which currently has an estimated fair value of $150 million. Loyalty Partner is a leading marketing services company best known for the loyalty programs it operates in Germany, Poland and India. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. The purchase price allocation will be finalized in a subsequent quarter.
Refer to Note 2 of the Consolidated Financial Statements for further information.

American Express Company
Selected Statistical Information
Refer to “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing in the tables below.

Three Months Ended March 31, (Billions, except percentages and where indicated)	2011	2010
Card billed business:
United States	$124.1	$108.0
Outside the United States	63.8	53.0

Total	$187.9	$161.0

Total cards-in-force: (millions)
United States	49.4	48.8
Outside the United States	43.0	39.2

Total	92.4	88.0

Basic cards-in-force: (millions)(a)
United States	38.3	37.8
Outside the United States	34.4	31.2

Total	72.7	69.0

Average discount rate	2.55%	2.55%
Average basic cardmember spending (dollars)(b)	$3,438	$3,012
Average fee per card (dollars)(b)	$39	$37
Average fee per card adjusted (dollars)(b)	$42	$40

(a)
Prior to and including the fourth quarter of 2010, the Company did not have the data necessary to separately report Basic and Supplementary cards-in-force (CIF) for Global Network Services; therefore, all cards-in-force for Global Network Services was reported as Basic CIF. Beginning in the first quarter of 2011, as the necessary data became available, the Company began to separately report Basic and Supplementary CIF for Global Network Services. The Company has accordingly revised prior periods to conform with the current period presentation.

(b)
Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $64 million and $51 million for the three months ended March 31, 2011 and 2010, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $54 million and $51 million for the three months ended March 31, 2011 and 2010, respectively. The Company presents adjusted average fee per card because management believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company
Selected Statistical Information
(continued)

As of or for the Three Months Ended March 31,
(Billions, except percentages and where indicated)	2011	2010
Worldwide cardmember receivables
Total receivables	$37.7	$33.7
Loss reserves (millions)
Beginning balance	$386	$546
Provision for losses on authorized transactions(a)	160	184
Net write-offs	(132)	(244)
Other	7	12

Ending balance	$421	$498

% of receivables	1.1%	1.5%
Net write-off rate — USCS	1.7%	1.7%
30 days past due as a % of total — USCS	1.8%	1.9%
Net loss ratio as a % of charge volume — ICS/GCS(b)	0.09%	0.38%
90 days past billing as a % of total — ICS/GCS(b)	0.8%	0.9%

Worldwide cardmember loans
Total loans	$57.8	$57.6
30 days past due as a % of total	1.9%	3.3%
Loss reserves (millions)
Beginning balance	$3,646	$3,268
Adoption of GAAP consolidation standard(c)	—	2,531
Provision for losses on authorized transactions	(139)	670
Net write-offs — principal	(535)	(1,035)
Write-offs — interest and fees	(61)	(114)
Other	10	(6)

Ending balance	$2,921	$5,314

Ending Reserves — principal	$2,839	$5,161
Ending Reserves — interest and fees	$82	$153
% of loans	5.1%	9.2%
% of past due	263%	277%
Average loans	$58.5	$59.3
Net write-off rate	3.7%	7.0%
Net interest income divided by average loans(d)(e)	7.9%	8.9%
Net interest yield on cardmember loans(d)	9.2%	10.3%

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in International Card Services and Global Commercial Services are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $60 million for International Card Services and approximately $48 million for Global Commercial Services resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a substantial impact on provisions for losses. If these amounts had been excluded from net write-offs, the combined net loss ratio for International Card Services/Global Commercial Services for the first quarter of 2010 would have been 0.13 percent.

(c)
In accordance with GAAP governing accounting for consolidation of variable interest entities (VIE) effective January 1, 2010, which resulted in the consolidation of the American Express Credit Account Master Trust (the Lending Trust), $29.0 billion of additional cardmember loans along with a $2.5 billion loan loss reserve were recorded on the Company’s balance sheets.

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

American Express Company
Selected Statistical Information
(continued)
Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31,
(Millions, except percentages and where indicated)	2011	2010
Net interest income	$1,134	$1,307
Average loans (billions)	$58.5	$59.3
Adjusted net interest income	$1,326	$1,498
Adjusted average loans (billions)	$58.3	$59.2
Net interest income divided by average loans(a)	7.9%	8.9%
Net interest yield on cardmember loans	9.2%	10.3%

(a)	Refer to “Selected Statistical Information”, footnote (e) on page 33.
The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.
Beginning the first quarter of 2011, certain payments to business partners previously expensed in other, net expense have been reclassified as contra-revenue within discount revenue or as marketing and promotion expense. These partner payments are primarily related to certain co-brand contracts where upfront payments are amortized over the life of the contract. Amounts in prior periods for this item and certain other amounts have been reclassified to conform to the current presentation and are insignificant to the affected line items.
Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010
The Company’s consolidated net income for the three months ended March 31, 2011 increased $292 million or 33 percent to $1.2 billion and diluted EPS increased by $0.24 to $0.97.
The Company’s total revenues net of interest expense and total expenses increased by approximately 7 percent and 19 percent, respectively, while total provisions for losses decreased by 90 percent for the three months ended March 31, 2011 as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates from 2010 to 2011, total revenues net of interest expense and total expenses increased approximately 5 percent and 17 percent, respectively, while provisions for losses decreased approximately 90 percent in 20111.
Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense for the three months ended March 31, 2011 of $7.0 billion were up $471 million or 7 percent from 2010. The increase in total revenues net of interest expense primarily reflects higher discount revenues, greater travel commissions and fees, higher other revenue, increased other commissions and fees and higher net card fees, partially offset by lower net interest income.
Discount revenue for the three months ended March 31, 2011 increased $480 million or 14 percent as compared to 2010 to $3.9 billion as a result of a 17 percent increase in billed business. The lower revenue growth versus total billed business growth reflects the relatively faster growth in billed business related to GNS, where discount revenue is shared with card issuing partners, and higher contra-revenues, including corporate incentive payments, partner payments and cash back rewards costs. The average discount rate was 2.55 percent for both the three months ended March 31, 2011 and 2010.

[1]
These currency rate adjustments assume a constant exchange rate between periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended March 31, 2011 apply to the corresponding year-earlier period against which such results are being compared). The Company believes that this presentation is helpful to investors by making it easier to compare the Company’s performance from one period to another without the variability caused by fluctuations in currency exchange rates.

U.S. billed business and billed business outside the United States were up 15 percent and 20 percent, respectively, for the three months ended March 31, 2011. The increase in billed business within the United States reflected an increase in average spending per proprietary basic card and a slight increase in basic cards-in-force. The increase in billed business outside the United States reflected an increase in average spending per proprietary basic card and basic cards-in-force.
The table below summarizes selected statistics for billed business and average spend during the three months ended March 31, 2011 compared to the same period in the prior year:

	2011
		Percentage Increase
		(Decrease) Assuming
	Percentage	No Changes in
	Increase	Foreign Exchange
	(Decrease)	Rates	(a)
Worldwide(b)
Billed business	17%	15%
Proprietary billed business	15	13
GNS billed business(c)	29	24
Average spending per proprietary basic card	14	13
Basic cards-in-force	5
United States(b)
Billed business	15
Average spending per proprietary basic card	13
Basic cards-in-force	1
Proprietary consumer card billed business(d)	13
Proprietary small business billed business(d)	14
Proprietary Corporate Services billed business(e)	18
Outside the United States(b)
Billed business	20	14
Average spending per proprietary basic card	18	12
Basic cards-in-force	10
Proprietary consumer and small business billed business(f)	16	10
Proprietary Corporate Services billed business(e)	21	15

(a)	Refer to footnote 1 on page 34 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the Global Network & Merchant Services (GNMS) segment.

(d)	Included in the U.S. Card Services (USCS) segment.

(e)	Included in the Global Commercial Services (GCS) segment.

(f)	Included in the International Card Services (ICS) segment.
Assuming no changes in foreign exchange rates, total billed business outside the United States grew 18 percent in Japan, Asia Pacific and Australia, 16 percent in Latin America and Canada and 10 percent in Europe, the Middle East and Africa.
Total cards-in-force increased 5 percent worldwide due to a 14 percent increase in GNS, a 2 percent increase in USCS and a 1 percent increase in GCS. During the quarter, total cards-in-force increased by 500,000 in the United States and increased 900,000 outside of the United States.
Travel commissions and fees increased $69 million or 18 percent to $454 million, primarily reflecting a 17 percent increase in worldwide travel sales.

Other commissions and fees increased $29 million or 6 percent to $529 million, driven primarily by greater foreign currency conversion revenues related to higher spending and revenues related to Loyalty Partner operations, partially offset by lower delinquency fees.
Other revenues increased $50 million or 12 percent to $475 million, primarily reflecting higher GNS partner royalty revenues, higher merchant-related fee revenues, higher foreign exchange fees and higher global prepaid and publishing revenues, partially offset by reduced insurance revenues.
Interest income decreased $178 million or 9 percent to $1.7 billion for the three months ended March 31, 2011 compared to the same period in the prior year. Interest and fees on loans decreased 9 percent, driven by a lower yield on cardmember loans. The lower net yield reflects lower revolving levels, in part driven by higher payment rates, and the implementation of elements of the CARD Act. These reductions to yield were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Interest and dividends on investment securities decreased $29 million or 25 percent to $88 million, primarily reflecting decreased investment levels, partially offset by higher investment yields. Interest on deposits with banks and others increased $7 million or 54 percent to $20 million, primarily due to higher average deposit balances versus the prior year.
Interest expense decreased $5 million or 1 percent to $593 million for the three months ended March 31, 2011 compared to the same period in 2010. Interest on deposits increased $9 million or 7 percent to $137 million, as an increase in balances was partially offset by a lower cost of funds. Interest on long-term debt and other decreased 3 percent, reflecting a lower average long-term debt balance, partially offset by a higher effective cost of funds.
Provisions for Losses
Provisions for losses of $97 million for the three months ended March 31, 2011 decreased $846 million or 90 percent compared to the same period in 2010. Charge card provisions for losses decreased $29 million or 13 percent, primarily driven by improved year-over-year credit trends, partially offset by higher receivable levels. Cardmember loans provisions for losses decreased $808 million to a credit balance of $120 million, primarily reflecting lower write-offs, improved delinquency and roll rates and a lower cardmember reserve requirement at the end of the first quarter of 2011 due to improving credit performance and a stronger credit profile. Other provisions for losses decreased $9 million or 32 percent.
Expenses
Consolidated expenses for the three months ended March 31, 2011 were $5.2 billion, up $837 million or 19 percent from $4.4 billion in 2010. The increase reflects increased cardmember rewards expenses, higher salaries and employee benefits expenses, greater professional services expenses, higher marketing and promotional expenses, higher other, net expenses, higher occupancy and equipment expenses, and higher cardmember services expenses.
Marketing and promotion expenses increased $90 million or 15 percent to $709 million for the three months ended March 31, 2011 from $619 million in 2010, reflecting increased investment spending resulting from continued strong credit and business trends during the first quarter of 2011.

Cardmember rewards expenses increased $366 million or 30 percent to $1.6 billion in 2011 from $1.2 billion in 2010, reflecting higher rewards-related spending volumes and co-brand expense. In addition, the Company increased its U.S. Membership Rewards program ultimate redemption rate estimate for current program participants to reflect an increase in redemption patterns based on greater customer engagement. This increase caused the global ultimate redemption rate to increase from approximately 91 percent as of December 31, 2010 to approximately 92 percent as of March 31, 2011, which resulted in additional rewards expense in the first quarter of 2011 of approximately $188 million. Refer to “Critical Accounting Policies” in the Company’s 2010 Annual Report to Shareholders for further discussion of its accounting policy for reserves for Membership Rewards costs.
Salaries and employee benefits expenses increased $195 million or 15 percent to $1.5 billion for the three months ended March 31, 2011 from $1.3 billion in 2010, reflecting higher employee levels, merit increases for existing employees, higher benefit-related costs and higher incentive related compensation.
Professional services expenses for the three months ended March 31, 2011 increased $102 million or 18 percent compared to the same period in 2010, reflecting higher technology development expenditures including various initiatives related to digitizing the business, globalizing operating platforms, and enhancing analytical and data capabilities; higher legal costs; and greater third-party merchant sales-force commissions.
Other, net expenses for the three months ended March 31, 2011 increased $67 million to $78 million compared to the same period in 2010, primarily reflecting a charge in the first quarter of 2011 related to accounting for hedging the Company’s fixed-rate debt compared to a benefit in the first quarter of 2010, higher taxes other than income and higher travel and entertainment costs.
Income Taxes
The effective tax rate was 32 percent for the three months ended March 31, 2011 compared to 29 percent for the same period in 2010. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits.

Consolidated Capital Resources and Liquidity
The Company’s balance sheet management objectives are to maintain:
•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•
Liquidity programs that enable the Company to continuously meet expected future financing obligations and business requirements, even in the event it is unable to raise new funds under its regular funding programs.

Capital Strategy
The Company’s objective is to retain sufficient levels of capital generated through earnings and other sources to maintain a solid equity capital base and to provide flexibility to satisfy future business growth. The Company believes capital allocated to growing businesses with a return on risk-adjusted equity in excess of its costs will generate shareholder value.
The level and composition of the Company’s consolidated capital position are determined through the Company’s internal capital adequacy assessment process (ICAAP), which reflects its business activities, as well as marketplace conditions and credit rating agency requirements. They are also influenced by subsidiary capital requirements. The Company, as a bank holding company, is also subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.
The Company currently calculates and reports its capital ratios under the measurement standards commonly referred to as Basel I. In June 2004, the Basel Committee on Banking Supervision (commonly referred to as Basel) published new international guidelines for determining regulatory capital (Basel II). In December 2007, the U.S. bank regulatory agencies jointly adopted a final rule based on Basel II. The Company is not yet subject to the reporting requirements of Basel II, but is taking preparatory steps in contemplation of its adoption.
The Dodd-Frank Reform Act and a series of international capital and liquidity standards known as Basel III published by Basel on December 16, 2010 will in the future change these current quantitative measures. In general, these changes will involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. The specific U.S. guidelines supporting the new standards and the Basel III capital standards have not been finalized, but are generally expected to be issued before this year-end. In addition to these measurement changes, international and U.S. banking regulators could increase the ratio levels at which banks would be deemed to be “well capitalized”.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of the first quarter of 2011:

	Well-
	Capitalized
	Ratio	Actual
Risk-Based Capital
Tier 1	6%
American Express Company		11.8%
Centurion Bank		21.0%
FSB		17.7%
Total	10%
American Express Company		13.9%
Centurion Bank		22.3%
FSB		20.1%
Tier 1 Leverage	5%
American Express Company		9.4%
Centurion Bank		20.4%
FSB		15.0%
Tier 1 Common Risk-Based
American Express Company		11.8%
Common Equity to Risk-Weighted Assets
American Express Company		15.7%
Tangible Common Equity to Risk-Weighted Assets
American Express Company		11.7%

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules been in place during the first quarter of 2011, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would decline by approximately 80 basis points. In addition, the impact of the new rules on the reported Tier 1 leverage ratio would be a decline of approximately 170 basis points. The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the U.S. implementation of the Basel III rules.
The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, all of which are calculated as per standard regulatory guidance:
Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of March 31, 2011 were $111.4 billion.
Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of March 31, 2011 was $13.2 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve Board for treatment as Tier 2 capital. Tier 2 capital as of March 31, 2011 was $2.4 billion.
Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of March 31, 2011 were $139.5 billion.
The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:
Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common capital divided by risk weighted assets. As of March 31, 2011, the Tier 1 common capital was $13.2 billion and is calculated as Tier 1 capital less (a) certain noncontrolling interests (applicable but immaterial for the Company), (b) qualifying perpetual preferred stock and (c) trust preferred securities. Items (b) and (c) are not applicable for the Company. While this was not one of the required risk-based capital ratios for regulatory reporting purposes, it was submitted to the Federal Reserve on January 7, 2011 as part of its 2011 Capital Plan Review.
Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $17.5 billion as of March 31, 2011, and tangible common equity equals common equity, less goodwill and other intangibles of $4.5 billion. Management believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.
The Company seeks to maintain capital levels and ratios in excess of the minimum regulatory requirements; failure to maintain minimum capital levels could affect the Company’s status as a financial holding company and cause the respective regulatory agencies to take actions that could limit the Company’s business operations.
The Company’s primary source of equity capital has been through the generation of net income. Historically, capital generated through net income and other sources, such as the exercise of stock options by employees, has exceeded the growth in its capital requirements. To the extent capital has exceeded business, regulatory and rating agency requirements, the Company has returned excess capital to shareholders through its regular common share dividend and share repurchase program.
The Company maintains certain flexibility to shift capital across its businesses as appropriate. For example, the Company may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity levels for American Express’ Parent Company (Parent Company).
Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. These share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2011, the Company returned $217 million in dividends to shareholders, which represents approximately 16 percent of total capital generated.

On a cumulative basis, since 1994, the Company has distributed 63 percent of capital generated through share repurchases and dividends.
The Company did not repurchase shares through the repurchase program during the first quarter of 2011. On January 7, 2011, the Company submitted its Comprehensive Capital Plan (CCP) to the Federal Reserve requesting approval to proceed with additional share repurchases in 2011. The CCP included an analysis of performance and capital availability under certain adverse economic assumptions, as well as a capital distribution plan outlining the Company’s plans to return capital to shareholders in 2011 through dividends and share repurchases. On March 18, 2011, the Company was informed that the Federal Reserve had no objections to the Company’s 2011 capital distribution plan. The number of shares that will be repurchased in 2011 will be based on the Company’s business plans and financial performance, and will be consistent with its submitted capital distribution plan. The Company commenced share repurchase activities during the second quarter of 2011.
As discussed above, the objective is to return to shareholders, on average and over time, approximately 50 percent of the capital it generates through a combination of dividends and the repurchase of common shares.
Funding Strategy

The Company’s principal funding objective is to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of the Company’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. The Company’s funding strategy and activities are integrated into its asset-liability management activities. The Company has in place a Funding Policy covering American Express Company and all of its subsidiaries.
The Company’s proprietary card businesses are the primary asset-generating businesses, with significant assets in both domestic and international cardmember receivable and lending activities. The Company’s financing needs are in large part a consequence of its proprietary card-issuing businesses and the maintenance of a liquidity position to support all of its business activities, such as merchant payments. The Company generally pays merchants for card transactions prior to reimbursement by cardmembers and therefore funds the merchant payments during the period cardmember loans and receivables are outstanding. The Company also has additional financing needs associated with general corporate purposes, including acquisition activities.
The Company seeks to raise funds to meet all of its financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term borrowings on a consolidated basis for a 12-month period.
The Company’s equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help to support the Company’s access to cost effective unsecured funding as part of its overall financing programs. Ratings for the Company’s asset-backed securitization (ABS) activities are evaluated separately.

Unsecured Debt Ratings

		Short-Term	Long-Term
Credit Agency	Entity Rated	Ratings	Ratings	Outlook
DBRS	All rated entities	R-1	A	Stable
		(middle)	(high)
Fitch	All rated entities TRS and rated	F1	A+	Stable
Moody’s	operating subsidiaries	Prime-1	A2	Negative
Moody’s	American Express Company	Prime-2	A3	Negative
S&P	All rated entities	A-2	BBB+	Stable

Downgrades in the Company’s unsecured debt or asset securitization program’s securities ratings could result in higher interest expense on the Company’s unsecured debt and asset securitizations, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, declines in credit ratings could reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes the change in its funding mix, which now includes an increasing proportion of FDIC-insured (as defined below) U.S. retail deposits, should reduce the impact that credit rating downgrades would have on the Company’s funding capacity and costs. However, downgrades to certain of the Company’s unsecured debt ratings that have occurred over the last several years have not caused a permanent increase in the Company’s borrowing costs or a reduction in its borrowing capacity.
Deposit Programs

The Company offers deposits within its American Express Centurion Bank and American Express Bank, FSB subsidiaries (together, the “Banks”). These funds are currently insured up to $250,000 per account through the Federal Deposit Insurance Corporation (FDIC). The Company’s ability to obtain deposit funding and offer competitive interest rates is dependent on the Banks’ capital levels. The Company, through FSB, has a direct deposit-taking program, Personal Savings from American Express, to supplement its distribution of deposit products through third-party distribution channels. This program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.
During the first quarter of 2011, within U.S. retail deposits the Company focused on continuing to grow both the number of accounts and the total balances outstanding on savings accounts and CDs that were sourced directly with consumers through Personal Savings from American Express. The account and balance growth of Personal Savings from American Express financed the maturities of CDs issued through third-party distribution channels.
The Company held the following deposits as of:

	March 31,	December 31,
(Billions)	2011	2010
U.S. retail deposits:
Savings accounts — Direct	$11.7	$7.7
Certificates of deposit:(a)
Direct	1.0	1.1
Third party	9.5	11.4
Sweep accounts — Third party	8.9	8.9
Other deposits	0.7	0.6

Total customer deposits	$31.8	$29.7

(a)	The average remaining maturity and average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 19.5 months and 2.6 percent, respectively.

Asset Securitization Programs

The Company periodically securitizes cardmember receivables and loans arising from its card business, as the securitization market provides the Company with cost-effective funding. Securitization of cardmember receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues certificates or notes (securities) collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to the Company, through its wholly owned subsidiaries, as consideration for the transferred assets.
The receivables and loans being securitized are reported as owned assets on the Company’s Consolidated Balance Sheets and the related securities issued to third-party investors are reported as long-term debt.
Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. No triggering events have occurred in the three months ended March 31, 2011 that would have resulted in the funding of reserve accounts or early amortization.
The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, with its new final rule for its securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of the American Express Credit Account Master Trust (the Lending Trust) are grandfathered under the new FDIC final rule. The trust for the Company’s cardmember charge receivable securitization (the Charge Trust) does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured and continues to be structured such that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Company has received confirmation from Moody’s, S&P and Fitch, which rate issuances from the Charge Trust, that they will continue to rate issuances from the trust in the same manner as they have historically, even though the Charge Trust does not satisfy the requirements to be covered by the FDIC’s safe harbor rule. Nevertheless, one or more of the rating agencies may ultimately conclude that in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the originating bank’s unsecured debt rating. If one or more rating agencies come to this conclusion, it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.
Liquidity Management

The Company’s liquidity objective is to maintain access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that the Company can continuously meet expected future financing obligations and business requirements, even in the event it is unable to raise new funds under its regular funding programs. The Company has in place a Liquidity Risk Policy that sets out the Company’s approach to managing liquidity risk on an enterprise-wide basis.
The Company incurs and accepts liquidity risk arising in the normal course of offering its products and services. The liquidity risks that the Company is exposed to can arise from a variety of sources, and thus its liquidity management strategy includes a variety of parameters, assessments and guidelines, including but not limited to:
•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including contingent liquidity exposures such as unused cardmember lines of credit and collateral requirements for derivative transactions.

The Company’s current liquidity target is to have adequate liquidity in the form of excess cash and readily-marketable securities that are easily convertible into cash to satisfy all maturing long-term funding obligations for a 12-month period. In addition to its cash and readily-marketable securities, the Company maintains a variety of contingent liquidity resources, such as access to secured borrowings through its undrawn amount under the conduit facility and the Federal Reserve discount window as well as committed bank credit facilities.
As of March 31, 2011, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

(Billions)	Total
Cash	$22.0
Readily-marketable securities	4.1	(a)

Cash and readily-marketable securities	26.1
Less:
Other cash on hand to fund operations	5.3	(b)
Short-term obligations outstanding	0.8	(c)

Cash and readily-marketable securities available to fund maturities	$20.0

(a)	Consists of certain available-for-sale investment securities (U.S. Treasury and agency securities, and government-guaranteed debt) that are considered highly liquid.

(b)	Cash on hand for day-to-day operations.

(c)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.
The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities
	Unsecured	Asset-Backed	Certificates of
Quarter Ending:	Debt	Securitizations	Deposit	Total
June 30, 2011	$1.4	$1.5	$1.6	$4.5
September 30, 2011	0.6	0.6	0.7	1.9
December 31, 2011	6.9	—	1.3	8.2
March 31, 2012	1.0	0.5	1.2	2.7

Total	$9.9	$2.6	$4.8	$17.3

The Company’s financing needs for the next 12 months are expected to arise from these debt and deposit maturities as well as changes in business needs, including changes in outstanding cardmember loans and receivables as well as acquisition activities.
The Company considers various factors in determining the amount of liquidity it maintains, such as economic and financial market conditions, seasonality in business operations, growth in its businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources, and regulatory and credit rating agency considerations.
The yield the Company receives on its cash and readily-marketable securities is, generally, less than the interest expense on the sources of funding for these balances. Thus, the Company incurs substantial net interest costs on these amounts.
The level of net interest costs will be dependent on the size of its cash and readily-marketable securities holdings, as well as the difference between its cost of funding these amounts and their investment yields.
Securitized Borrowing Capacity

The Company maintained a $3 billion committed, revolving, secured financing facility sponsored by and with liquidity backup provided by a syndicate of banks as of March 31, 2011. The facility is used in the ordinary course of business to fund seasonal working capital needs, as well as further enhance the Company’s contingent funding resources. In December of 2010, the Company drew $2.5 billion from the facility, which was paid back completely in March of 2011. The Company incurred an interest cost on the drawn amount that was equal to the weighted average cost of funds, which was approximately 1-month LIBOR, for the period of December 2010 to March 2011, plus 25 basis points.
Federal Reserve Discount Window

The Banks are insured depository institutions that have the capability of borrowing from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowing made through the discount window. Whether specific assets will be considered qualifying collateral for secured borrowings made through the discount window, and the amount that may be borrowed against the collateral, remains in the discretion of the Federal Reserve.
The Company had approximately $32.3 billion as of March 31, 2011, in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facilities

The Company maintained committed bank credit facilities as of March 31, 2011, as follows:

	Parent		Centurion
(Billions)	Company	Credco	Bank	FSB	Total	(a)
Committed(b)	$0.8	$9.0	$0.4	$0.4	$10.6
Outstanding	$—	$4.2	$—	$—	$4.2

(a)	Does not include the $3.0 billion Secured Borrowing Capacity described above.

(b)	Committed lines were supplied by 32 financial institutions as of March 31, 2011.
The Company’s committed facilities expire as follows:

(Billions)
2011	$3.3
2012	7.3

Total	$10.6

Certain Other Off-Balance Sheet Arrangements

As of March 31, 2011, the Company had approximately $232 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products have no pre-set limit and, therefore, are not reflected in unused credit available to cardmembers.
Cash Flows
Cash Flows from Operating Activities

Cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, including provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

For the three months ended March 31, 2011, net cash provided by operating activities of $0.8 billion decreased $1.5 billion compared to $2.3 billion in 2010. The decrease was due to lower provisions for losses, decreases in non-cash adjustments for deferred taxes and other, and changes in other receivables, other assets, and accounts payable and other liabilities, partially offset by higher net income in 2011.
Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.
For the three months ended March 31, 2011, net cash provided by investing activities of $8.7 billion increased $1.0 billion compared to net cash provided by investing activities of $7.7 billion in the first quarter of 2010, primarily due to lower purchases of investments and fluctuations in restricted cash in 2011, partially offset by lower maturity and redemption of investments and a lower decrease in cardmember loans and receivables.
Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing its common shares, and paying dividends.
For the three months ended March 31, 2011, net cash used in financing activities of $3.8 billion increased $0.1 billion compared to $3.7 billion in the first quarter of 2010, due to an increase in principal payments of long-term debt and a reduction of the issuance of long-term debt, partially offset by lower net payments of short-term borrowings and increased growth in customer deposits during the first quarter of 2011 as compared to the same period in 2010.
Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. As a bank holding company and a financial holding company, the Company is subject to the regulations, policies and overall supervision of the Federal Reserve. In addition, the extreme disruptions in the capital markets that commenced in mid-2007 and the resulting instability and failure of numerous financial institutions have led to a number of changes in the financial services industry, including significant additional regulation and the formation of additional regulatory bodies. Although the long-term impact on the Company of much of the recent and pending legislative and regulatory initiatives remains uncertain, the Company expects that compliance requirements and expenditures will continue to rise for financial services firms, including the Company, as the legislation and rules become effective over the course of the next several years.
The CARD Act

The Company is subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009 to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 by federal bank regulators in the United States. Together, the legislation and the regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. Certain other provisions of the CARD Act require penalty fees to be reasonable and proportional in relation to the circumstances for which such fees are levied and require issuers to evaluate past interest rate increases twice per year to determine whether it is appropriate to reduce such increases.

The Company has made changes to its product terms and practices that are designed to mitigate the impact on Company revenue of the changes required by the CARD Act and the regulatory amendments. These changes include instituting product-specific increases in pricing on purchases and cash advances, modifying the criteria pursuant to which the penalty rate of interest is imposed on a cardmember and assessing late fees on certain charge products at an earlier date than previously assessed. Although the Company believes its actions to mitigate the impact of the CARD Act have, to date, been largely effective (as evidenced in part by the net interest yield for its U.S. lending portfolio), the impacts of certain other provisions of the CARD Act are still subject to some uncertainty (such as the requirement to periodically reevaluate APR increases). Accordingly, in the event the actions undertaken by the Company to date to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on the Company’s results of operations, including its revenue and net income.
Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act is comprehensive in scope and contains a wide array of provisions intending to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau (the Bureau), which will regulate consumer credit across the U.S. economy. The Bureau will have broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the Bureau will have examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company and its insured depository institution subsidiaries. The Bureau will be directed to prohibit “unfair, deceptive or abusive” practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.
Under the Dodd-Frank Reform Act, the Federal Reserve is authorized to regulate interchange fees paid to banks on debit card and certain general-use prepaid card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit and general-use prepaid card networks and issuers from requiring transactions to be processed on a single payment network. The Company does not issue a debit card linked to a deposit account, but does issue various types of prepaid cards, which could potentially be subject to these provisions of the Dodd-Frank Reform Act. While the Company does not have an interchange fee as exists on “four-party” networks like Visa and MasterCard, the applicability of the rules regarding interchange and alternative network routing to certain of the Company’s prepaid products will be clarified in the final provisions to be issued by the Federal Reserve Board in July 2011. The Dodd-Frank Reform Act also prohibits credit/debit networks from restricting a merchant from offering discounts or incentives to customers in order to encourage them to use a particular form of payment, or from restricting a merchant from setting certain minimum and maximum transaction amounts for credit cards, as long as any such discounts or incentives or any minimum or maximum transaction amounts do not discriminate among issuers or networks and comply with applicable federal or state disclosure requirements.
The Dodd-Frank Reform Act also authorizes the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. In addition, certain derivative transactions will be required to be centrally cleared, which may create or increase collateral posting requirements for the Company.

Many provisions of the Dodd-Frank Reform Act require the adoption of rules for implementation. In addition, the Dodd-Frank Reform Act mandates multiple studies, which could result in additional legislative or regulatory action. These new rules and studies will be implemented and undertaken over a period of several years. Accordingly, the ultimate consequences of the Dodd-Frank Reform Act and its implementing regulations on the Company’s business, results of operations and financial condition are uncertain at this time.
Other Legislative and Regulatory Initiatives

The credit and charge card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards. Although investigations into the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, legislation was previously introduced in Congress designed to give merchants antitrust immunity to negotiate interchange collectively with card networks and to regulate certain card network practices. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks.
In addition to the provisions of the Dodd-Frank Reform Act regarding merchants’ ability to offer discounts or incentives to encourage customers’ use of a particular form of payment, a number of U.S. states are also considering legislation that would prohibit card networks from imposing conditions, restrictions or penalties on a merchant if the merchant, among other things, (i) provides a discount to a customer for using one form of payment versus another or one type of credit or charge card versus another, (ii) imposes a minimum dollar requirement on customers with respect to the use of credit or charge cards or (iii) chooses to accept credit and charge cards at some of its locations but not at others. Such legislation has recently been enacted in Vermont, and similar legislation has been introduced in other states.
Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers and bankcard networks.
Any or all of the above changes to the legal and regulatory environment in which the Company operates could have a material adverse effect on the Company’s results of operations.
Refer to “Consolidated Capital Resources and Liquidity” for a discussion of the series of international capital and liquidity standards published by Basel.

Business Segment Results
Beginning in the first quarter of 2011, the Company changed its segment allocation methodology to better align segment reporting with the Company’s previously announced management reorganization, which has been implemented over the last several quarters. The reorganization included the formation of the Enterprise Growth Group, which is reported in the Corporate & Other segment. Starting in the first quarter of 2011, certain business activities such as Loyalty Edge and Global Foreign Exchange Services that were previously managed and reported in the USCS and GCS operating segments, respectively, are now managed by Enterprise Growth and reported in the Corporate & Other segment. The reorganization also included consolidation of certain corporate support functions into the Global Services organization. Greater centralization of activities has led to modifications in the costs being allocated from the Corporate & Other segment to the reported operating segments starting in the first quarter of 2011. Prior period segment results have been revised for these changes.
In addition, beginning the fourth quarter of 2010, the Company completed its conversion to a new general ledger platform. This conversion enabled the Company to streamline its ledger reporting unit structure, resulting in a reconfiguration of intercompany accounts. These changes have the effect of altering intercompany balances among segments, thus altering reported total segment assets. Total segment assets presented in the first quarter of 2011 reflect the changes described above. This conversion had no impact on segment results, segment capital or return on segment capital metrics.
U.S. Card Services
Selected Income Statement Data

Three Months Ended March 31, (Millions)	2011	2010
Revenues
Discount revenue, net card fees and other	$2,486	$2,281

Interest income	1,294	1,411
Interest expense	203	190

Net interest income	1,091	1,221

Total revenues net of interest expense	3,577	3,502
Provisions for losses	47	687

Total revenues net of interest expense after provisions for losses	3,530	2,815

Expenses
Marketing, promotion, rewards and cardmember services	1,718	1,324
Salaries and employee benefits and other operating expenses	902	838

Total	2,620	2,162

Pretax segment income	910	653
Income tax provision	355	239

Segment income	$555	$414

U.S. Card Services
Selected Statistical Information

As of or for the Three Months Ended March 31,
(Billions, except percentages and where indicated)	2011	2010
Card billed business	$96.1	$84.9
Total cards-in-force (millions)	40.1	39.5
Basic cards-in-force (millions)	29.8	29.4
Average basic cardmember spending (dollars)*	$3,231	$2,884
U.S. Consumer Travel:
Travel sales (millions)	$849	$735
Travel commissions and fees/sales	7.9%	7.8%
Total segment assets	$81.2	$74.9
Segment capital (millions)	$8,000	$5,311
Return on average segment capital (a)	35.1%	15.4%
Return on average tangible segment capital (a)	37.6%	16.8%

Cardmember receivables:
Total receivables	$17.6	$16.6
30 days past due as a % of total	1.8%	1.9%
Average receivables	$17.9	$16.7
Net write-off rate	1.7%	1.7%

Cardmember loans:
Total loans	$49.2	$49.2
30 days past due loans as a % of total	1.8%	3.3%
Average loans	$49.6	$50.5
Net write-off rate	3.7%	7.2%
Net interest income divided by average loans (b)(c)	8.9%	9.8%
Net interest yield on cardmember loans (b)	9.1%	10.0%

*	Proprietary cards only.

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.4 billion and $0.8 billion for the twelve months ended March 31, 2011 and 2010, respectively) by (ii) one-year average segment capital ($6.7 billion and $5.4 billion for the twelve months ended March 31, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes from average segment capital average goodwill and other intangibles of $457 million and $440 million as of March 31, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (d) on page 33.

(c)	Refer to “Selected Statistical Information”, footnote (e) on page 33.
U.S. Card Services
Selected Statistical Information
(continued)
Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31,
(Millions, except percentages or where indicated)	2011	2010
Net interest income	$1,091	$1,221
Average loans (billions)	$49.6	$50.5
Adjusted net interest income	$1,112	$1,246
Adjusted average loans (billions)	$49.6	$50.5
Net interest income divided by average loans (a)	8.9%	9.8%
Net interest yield on cardmember loans	9.1%	10.0%

(a)	Refer to “Selected Statistical Information”, footnote (e) on page 33.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
U.S. Card Services reported segment income of $555 million for the three months ended March 31, 2011, a $141 million or 34 percent increase from $414 million for the same period a year ago.
Total revenues net of interest expense increased $75 million or 2 percent to $3.6 billion for the three months ended March 31, 2011, primarily driven by higher discount revenue, net card fees and other, partially offset by lower net interest income.
Discount revenue, net card fees and other was $2.5 billion for the three months ended March 31, 2011, an increase of $205 million or 9 percent from $2.3 billion, primarily due to higher discount revenue resulting from billed business growth of 13 percent, partially offset by lower other commissions and fees due to reduced delinquency-related fees. The increase in billed business was primarily driven by higher average spending per proprietary basic cards-in-force. Within the United States consumer billed business volumes increased by 13 percent and small business volumes increased by 14 percent.
Interest income of $1.3 billion decreased $117 million or 8 percent, primarily due to a lower yield on cardmember loans.
Interest expense of $203 million increased $13 million or 7 percent, primarily reflecting a higher cost of funds and greater funding requirements due to higher average charge card receivable balances.
Provisions for losses of $47 million decreased $640 million or 93 percent, primarily reflecting improved cardmember loan credit trends, partially offset by a higher charge card provision. The lending net write-off rate decreased to 3.7 percent in the first quarter of 2011 versus 7.2 percent for the same period in the prior year. The charge card net write-off rate of 1.7 percent was flat compared to the same period in the prior year.
Expenses were $2.6 billion for the three months ended March 31, 2011, an increase of $458 million or 21 percent mainly due to increased marketing, promotion, rewards and cardmember services expenses, and, to a lesser extent, higher salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses were $1.7 billion for the three months ended March 31, 2011, an increase of $394 million or 30 percent, driven by higher volume-related rewards costs and co-brand expenses as well as a $188 million charge resulting from a higher U.S. ultimate redemption rate assumption. In addition, marketing and promotion expense increased due to higher investment spending resulting from continued strong credit and business trends in the first quarter of 2011.
Salaries and employee benefits and other operating expenses were $902 million for the three months ended March 31, 2011, an increase of $64 million or 8 percent, reflecting a charge in the first quarter of 2011 related to accounting for hedging the Company’s fixed-rate debt, compared to a benefit in the first quarter of 2010, as well as various customer service initiatives and technology investments.
The effective tax rate was 39 percent and 37 percent for the three months ended March 31, 2011 and 2010, respectively.

International Card Services
Selected Income Statement Data

Three Months Ended March 31, (Millions)	2011	2010
Revenues
Discount revenue, net card fees and other	$989	$878

Interest income	325	363
Interest expense	106	106

Net interest income	219	257

Total revenues net of interest expense	1,208	1,135
Provisions for losses	5	158

Total revenues net of interest expense after provisions for losses	1,203	977

Expenses
Marketing, promotion, rewards and cardmember services	407	350
Salaries and employee benefits and other operating expenses	556	462

Total	963	812

Pretax segment income	240	165
Income tax provision	51	26

Segment income	$189	$139

International Card Services
Selected Statistical Information

As of or for the Three Months Ended March 31,
(Billions, except percentages and where indicated)	2011	2010
Card billed business	$28.4	$24.4
Total cards-in-force (millions)	15.0	15.0
Basic cards-in-force (millions)	10.4	10.4
Average basic cardmember spending (dollars)*	$2,735	$2,340
International Consumer Travel:
Travel sales (millions)	$315	$261
Travel commissions and fees/sales	7.6%	7.3%
Total segment assets	$26.7	$21.1
Segment capital (millions)	$2,978	$2,117
Return on average segment capital (a)	25.8%	19.1%
Return on average tangible segment capital (a)	39.4%	25.6%

Cardmember receivables:
Total receivables	$6.5	$5.5
90 days past billing as a % of total	1.0%	1.0%
Net loss ratio (as a % of charge volume) (b)	0.15%	0.53%

Cardmember loans:
Total loans	$8.5	$8.4
30 days past due loans as a % of total	2.4%	3.3%
Average loans	$8.8	$8.8
Net write-off rate	3.2%	5.5%
Net interest income divided by average loans (c)(d)	10.1%	11.8%
Net interest yield on cardmember loans (c)	10.0%	11.7%

*	Proprietary cards only.

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($587 million and $417 million for the twelve months ended March 31, 2011 and 2010, respectively) by (ii) one-year average segment capital ($2.3 billion and $2.2 billion for the twelve months ended March 31, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes from average segment capital average goodwill and other intangibles of $788 million and $554 million as of March 31, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in ICS are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for USCS in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $60 million for ICS resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses. If this amount had been excluded from net write-offs, the net loss ratio for ICS would have been 0.17 percent.

(c)	Refer to “Selected Statistical Information”, footnote (d) on page 33.

(d)	Refer to “Selected Statistical Information”, footnote (e) on page 33.

International Card Services
Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31,
(Millions, except percentage and where indicated)	2011	2010
Net interest income	$219	$257
Average loans (billions)	$8.8	$8.8
Adjusted net interest income	$214	$253
Adjusted average loans (billions)	$8.7	$8.8
Net interest income divided by average loans (a)	10.1%	11.8%
Net interest yield on cardmember loans	10.0%	11.7%

(a)	Refer to “Selected Statistical Information”, footnote (e) on page 33.
Results of Operations for the Three Months Ended March 31, 2011 and 2010
International Card Services reported segment income of $189 million for the three months ended March 31, 2011, a $50 million or 36 percent increase from $139 million for the same period a year ago as total revenues net of interest expense increased 6 percent, provisions for losses decreased 97 percent and expenses increased by 19 percent. Both the revenues and expenses were impacted by a weaker dollar compared to the same period last year.
Total revenues net of interest expense increased $73 million or 6 percent to $1.2 billion, primarily due to increased discount revenue, net card fees and other, partially offset by lower interest income.
Discount revenue, net card fees and other revenues was $989 million for the three months ended March 31, 2011, an increase of $111 million or 13 percent from $878 million for the same period a year ago, primarily driven by higher discount revenue resulting from the 16 percent billed business growth and the inclusion of Loyalty Partner’s revenues following the closing of the acquisition in the first quarter of 2011. The increase in billed business was driven by the 17 percent increase in average spending per proprietary basic cards-in-force.
For the three months ended March 31, 2011, adjusting for the impacts of foreign currency exchange translation2, billed business and average spending per proprietary basic cards-in-force both increased 10 percent. Billed business outside the United States increased 11 percent in Latin America and Canada, 10 percent in Japan, Asia Pacific and Australia, and 9 percent in Europe, the Middle East and Africa.
Interest income was $325 million for the three months ended March 31, 2011, a decrease of $38 million or 10 percent as compared to the same period a year ago, driven by a lower yield on cardmember loans.
Provisions for losses was $5 million for the three months ended March 31, 2011, a decrease of $153 million or 97 percent, primarily reflecting improving cardmember loan credit trends as well as an increase in provisions related to an enhancement of the ICS reserve methodology in the first quarter of 2010. The charge card net loss ratio (as a percentage of charge volume) was 0.15 percent in the first quarter of 2011 versus 0.53 percent for the same period in the prior year. The lending net write-off rate was 3.2 percent in the first quarter of 2011 versus 5.5 percent for the same period in the prior year.

[2]	Refer to footnote 1 on page 34 relating to changes in foreign exchange rates.

Expenses were $963 million for the three months ended March 31, 2011, an increase of $151 million or 19 percent, due to higher marketing, promotion, rewards and cardmember services costs and increased salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses were $407 million for the three months ended March 31, 2011, an increase of $57 million or 16 percent, due to greater volume-related rewards costs and co-brand expenses, as well as higher marketing and promotion expenses.
Salaries and employee benefits and other operating expenses were $556 million for the three months ended March 31, 2011, an increase of $94 million or 20 percent, reflecting higher costs related to customer service initiatives, greater technology development expenditures, increased investments in sales force and inclusion of Loyalty Partner expenses following the closing of the acquisition in the first quarter of 2011.
The effective tax rate was 21 percent for the three months ended March 31, 2011 versus 16 percent for the same period in 2010. The tax rates in each of the periods primarily reflect the impact of recurring tax benefits on varying levels of pretax income. This segment reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process.
Global Commercial Services
Selected Income Statement Data

Three Months Ended March 31, (Millions)	2011	2010
Revenues
Discount revenue, net card fees and other	$1,177	$1,013

Interest income	2	1
Interest expense	58	49

Net interest expense	(56)	(48)

Total revenues net of interest expense	1,121	965
Provisions for losses	23	78

Total revenues net of interest expense after provisions for losses	1,098	887

Expenses
Marketing, promotion, rewards and cardmember services	125	114
Salaries and employee benefits and other operating expenses	708	649

Total	833	763

Pretax segment income	265	124
Income tax provision	81	39

Segment income	$184	$85

Global Commercial Services
Selected Statistical Information

As of or for the Three Months Ended March 31,
(Billions, except percentages and where indicated)	2011	2010
Card billed business	$36.6	$30.8
Total cards-in-force (millions)	7.1	7.0
Basic cards-in-force (millions)	7.1	7.0
Average basic cardmember spending (dollars)*	$5,175	$4,400
Global Corporate Travel:
Travel sales	$4.9	$4.1
Travel commissions and fees/sales	7.4%	7.4%
Total segment assets	$20.5	$17.1
Segment capital (millions)	$3,556	$3,394
Return on average segment capital (a)	15.5%	9.4%
Return on average tangible segment capital (a)	33.5%	20.4%
Cardmember receivables:
Total receivables	$13.3	$11.4
90 days past billing as a % of total	0.7%	0.8%
Net loss ratio (as a % of charge volume) (b)	0.06%	0.28%

*	Proprietary cards only.

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($549 million and $336 million for the twelve months ended March 31, 2011 and 2010, respectively) by (ii) one-year average segment capital ($3.5 billion and $3.6 billion for the twelve months ended March 31, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes from average segment capital average goodwill and other intangibles of $1.9 billion as of both March 31, 2011 and 2010. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)
Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in GCS are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for USCS in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $48 million for GCS resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses. If this amount had been excluded from net write-offs, the net loss ratio for GCS would have been 0.11 percent.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Global Commercial Services reported segment income of $184 million for the three months ended March 31, 2011, an increase of $99 million from $85 million for the same period a year ago as total revenues net of interest expense increased 16 percent, provisions for losses decreased 71 percent and expenses increased by 9 percent.
Discount revenue, net card fees and other revenues of $1.2 billion increased $164 million or 16 percent, primarily due to higher discount revenue resulting from 19 percent billed business growth, partially offset by larger client incentive payments. In addition, travel commissions and fees increased due to greater travel sales and an increase in revenue from supplier contracts signed after the first quarter of 2010.
Interest expense increased $9 million or 18 percent to $58 million, primarily driven by increased funding requirements due to a higher average receivable balance and a higher cost of funds.
Provisions for losses decreased $55 million or 71 percent to $23 million primarily driven by improved credit performance within the underlying portfolio, as well as an increase in provisions related to an enhancement of the GCS reserve methodology during the first quarter of 2010. The charge card net loss ratio (as a percentage of charge volume) was 0.06 percent in the first quarter of 2011 versus 0.28 percent for the same period in the prior year.
Expenses were $833 million for the three months ended March 31, 2011, an increase of $70 million or 9 percent, mainly due to increased marketing, promotion, rewards and cardmember services expenses, and salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses increased $11 million or 10 percent to $125 million compared to $114 million in the same period a year ago, primarily reflecting higher volume-related rewards costs.
Salaries and employee benefits and other operating expenses increased $59 million or 9 percent to $708 million, reflecting higher salary and benefit and sales-force expenses, and a charge in the first quarter of 2011 related to accounting for hedging fixed-rate debt, compared to a benefit in the first quarter of 2010, partially offset by lower reengineering costs in the first quarter of 2011.
The effective tax rate was 31 percent for the three months ended March 31, 2011 and 2010, respectively.
Global Network & Merchant Services
Selected Income Statement Data

Three Months Ended March 31, (Millions)	2011	2010
Revenues
Discount revenue, net card fees and other	$1,088	$934

Interest income	1	1
Interest expense	(48)	(47)

Net interest income	49	48

Total revenues net of interest expense	1,137	982
Provisions for losses	21	21

Total revenues net of interest expense after provisions for losses	1,116	961

Expenses
Marketing, promotion, rewards and cardmember services	166	166
Salaries and employee benefits and other operating expenses	474	402

Total	640	568

Pretax segment income	476	393
Income tax provision	163	140

Segment income	$313	$253

Global Network & Merchant Services
Selected Statistical Information

As of or for the Three Months Ended March 31,
(Billions, except percentages and where indicated)	2011	2010
Global Card billed business	$187.9	$161.0
Global Network & Merchant Services:
Total segment assets	$14.2	$11.1
Segment capital (millions)	$1,855	$1,361
Return on average segment capital(a)	62.1%	64.9%
Return on average tangible segment capital(a)	66.1%	66.5%
Global Network Services:(b)
Card billed business	$26.0	$20.1
Total cards-in-force (millions)	30.2	26.5

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.1 billion and $0.9 billion for the twelve months ended March 31, 2011 and 2010, respectively) by (ii) one-year average segment capital ($1.7 billion and $1.4 billion for the twelve months ended March 31, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes from average segment capital average goodwill and other intangibles of $105 million and $34 million as of March 31, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)
Since the third quarter of 2010, for non-proprietary retail co-brand partners, Global Network Services metrics exclude cardmember accounts which have no out-of-store spend activity during the prior 12-month period.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Global Network & Merchant Services reported segment income of $313 million for the three months ended March 31, 2011, a $60 million or 24 percent increase from $253 million in 2010.
Total revenues net of interest expense increased $155 million or 16 percent to $1.1 billion for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increased discount revenue, net card fees and other.
Discount revenue, fees and other increased $154 million or 16 percent to $1.1 billion for the three months ended March 31, 2011 compared to the same period in 2010, reflecting an increase in merchant-related revenues, driven by a 17 percent increase in global card billed business, as well as higher volume driven GNS-related revenues.
Expenses increased $72 million or 13 percent to $640 million for the three months ended March 31, 2011 compared to the same period in 2010 due to higher salaries and employee benefits and other operating expenses.
Salaries and employee benefits and other operating expenses increased $72 million or 18 percent to $474 million for the three months ended March 31, 2011 as compared to the same period in 2010, reflecting increased salary and other employee benefit costs, in addition to third-party merchant sales-force commissions, higher technology development expenditures and increased legal costs.
The effective tax rate was 34 percent and 36 percent for the three months ended March 31, 2011 and 2010, respectively.
Corporate & Other
Results of Operations for the Three Months Ended March 31, 2011 and 2010
Corporate & Other had net expense of $64 million for the three months ended March 31, 2011 compared to net expense of $6 million for the same period in the prior year. Results for both the three months ended March 31, 2011 and 2010 reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. Net expense in the first quarter of 2011 reflected costs related to various investments in the Global Prepaid business and other Enterprise Growth initiatives, higher incentive compensation and benefit-related expenses, and $7 million of after-tax expense related to the Company’s reengineering activities. Net expense in the first quarter of 2010 reflected costs related to certain property exits.

OTHER REPORTING MATTERS
Glossary of Selected Terminology
Adjusted average loans — Represents average cardmember loans excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.
Adjusted net interest income — Represents net interest income allocated to the Company’s cardmember loans portfolio excluding the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember loans.
Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities, that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans.
Average discount rate — This calculation is designed to reflect pricing at merchants accepting general purpose American Express cards. It represents the percentage of billed business (both proprietary and Global Network Services) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.
Basic cards-in-force — Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee cardmembers. Non-proprietary basic cards-in-force includes cards that are issued and outstanding under network partnership agreements, except for supplemental cards and retail co-brand cardmember accounts which have no out-of-store spend activity during the prior 12-month period.
Billed business — Includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in Global Network Services, from which the Company earns no revenue, is not included in non-proprietary billed business. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.
Capital ratios — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on and off-balance sheet losses beyond current loss accrual estimates.
Card acquisition — Primarily represents the issuance of new cards to either new or existing cardmembers through marketing and promotion efforts.
Cardmember — The individual holder of an issued American Express branded charge or credit card.
Cardmember loans — Represents the outstanding amount due from cardmembers for charges made on their American Express credit cards, as well as any interest charges and card-related fees. Cardmember loans also include balances with extended payment terms on certain charge card products and are net of unearned revenue.
Cardmember receivables — Represents the outstanding amount due from cardmembers for charges made on their American Express charge cards as well as any card-related fees.

Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge cardmembers generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a customer’s most recent credit information and spend patterns.
Credit cards — Represents cards that have a range of revolving payment terms, grace periods, and rate and fee structures.
Discount revenue — Represents revenue earned from fees charged to merchants with whom the Company has entered into a card acceptance agreement for processing cardmember transactions. The discount fee generally is deducted from the Company’s payment reimbursing the merchant for cardmember purchases. Such amounts are reduced by contra-revenue such as payments to third-party card issuing partners, cash-back reward costs and corporate incentive payments.
Interest expense — Interest expense includes interest incurred primarily to fund cardmember loans, charge card product receivables, general corporate purposes, and liquidity needs, and is recognized as incurred. Interest expense is divided principally into three categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, (ii) short-term borrowings, which primarily relates to interest expense on commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings, and (iii) long-term debt, which primarily relates to interest expense on the Company’s long-term debt.
Interest income — Interest income includes (i) interest and fees on loans, (ii) interest and dividends on investment securities and (iii) interest income on deposits with banks and others.
Interest and fees on loans includes interest on loans, which is assessed using the average daily balance method for loans owned. These amounts are recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written-off. Loan fees are deferred and recognized in interest income on a straight-line basis over the 12-month card membership period, net of deferred direct card acquisition costs and a reserve for projected membership cancellation.
Interest and dividends on investment securities primarily relates to the Company’s performing fixed-income securities. Interest income is accrued as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that the related investment security recognizes a constant rate of return on the outstanding balance throughout its term. These amounts are recognized until these securities are in default or when it is likely that future interest payments will not be made as scheduled.
Interest income on deposits with banks and other is recognized as earned, and primarily relates to the placement of cash in excess of near-term funding requirements in interest-bearing time deposits, overnight sweep accounts, and other interest bearing demand and call accounts.
Merchant acquisition — Represents the signing of merchants to accept American Express-branded cards.
Net card fees — Represents the charge card membership fees earned during the period. These fees are recognized as revenue over the covered card membership period (typically one year), net of provision for projected refunds for cancellation of card membership.
Net interest yield on cardmember loans — Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all presentations of net interest yield on cardmember loans, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses — cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.
Net loss ratio — Represents the ratio of charge card write-offs consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries, on cardmember receivables expressed as a percentage of gross amounts billed to cardmembers.
Net write-off rate — Represents the amount of cardmember loans or USCS cardmember receivables written off consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan balance or USCS average receivables during the period.
Return on average equity — Calculated by dividing one-year period net income by one-year average total shareholders’ equity.
Return on average tangible common equity — Computed in the same manner as ROE except the computation of average tangible common shareholders’ equity excludes from average total shareholders’ equity average goodwill and other intangibles.
Return on average segment capital — Calculated by dividing one-year period segment income by one-year average segment capital.
Return on average tangible segment capital — Computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes from average segment capital average goodwill and other intangibles.
Risk-weighted assets — Refer to Capital Strategy section for definition.
Segment capital — Represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
Stored value and prepaid products — Includes Travelers Cheques and other prepaid products such as gift cheques and cards as well as reloadable Travelers Cheque cards. These products are sold as safe and convenient alternatives to currency for purchasing goods and services.
Tier 1 leverage ratio — Refer to Capital Strategy section for definition.
Tier 1 risk-based capital ratio — Refer to Capital Strategy section for definition.
Total cards-in-force —Represents the number of cards that are issued and outstanding. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail co-brand cardmember accounts which have no out-of-store spend activity during the prior 12-month period.
Total risk-based capital ratio — Refer to Capital Strategy section for definition.
Travel sales — Represents the total dollar amount of travel transaction volume for airline, hotel, car rental, and other travel arrangements made for consumers and corporate clients. The Company earns revenue on these transactions by charging a transaction or management fee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk exposure is primarily generated by interest rate risk in its card, insurance and Travelers Cheque businesses, as well as its investment portfolios and foreign exchange risk in its operations outside the United States. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”), the detrimental effect on the Company’s pretax earnings of:
•	a hypothetical 100 basis point increase in interest rates would be approximately $149 million ($97 million related to the U.S. dollar);

•	a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $152 million.
These sensitivities are based on the 2010 year-end positions, and assume that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree. There were no material changes in these market risks since December 31, 2010.
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
Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
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

•
legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as the Dodd-Frank Reform Act’s stricter regulation of large, interconnected financial institutions, changes in requirements relating to securitization and the establishment of the Bureau of Consumer Financial Protection, which could make fundamental changes to many of the Company’s business practices or materially affect its capital requirements, results of operations, ability to pay dividends or repurchase the Company’s stock; or actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program;

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

•
uncertainties associated with business acquisitions, including the ability to realize anticipated business retention, growth and cost savings, accurately estimate the value of goodwill and intangibles associated with individual acquisitions, effectively integrate the acquired business into the Company’s existing operations or implement or remediate controls, procedures and policies at the acquired company;

•
changes affecting the success of the Company’s reengineering and other cost control initiatives, such as the ability to execute plans during the year with respect to certain of the Company’s facilities, which may result in the Company not realizing all or a significant portion of the benefits that we intend;

•
the actual amount to be spent by the Company on investments in the business, including on marketing, promotion, rewards and cardmember services and certain other operating expenses, which will be based in part on management’s assessment of competitive opportunities and the Company’s performance and the ability to control and manage operating, infrastructure, advertising, promotion and rewards expenses as business expands or changes, including the changing behavior of cardmembers;

•	the effectiveness of the Company’s risk management policies and procedures, including credit risk relating to consumer debt, liquidity risk in meeting business requirements and operational risks;

•
the Company’s lending write-off rates for the remainder of 2011 and into 2012 not remaining below the average historical levels of the last ten years, which will depend in part on changes in the level of the Company’s loan balances, delinquency rates of cardmembers, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

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

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
For those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $520 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, refer to Note 15 to the Consolidated Financial Statements.
Corporate Matters
During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world.
On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. In December 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii, Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed in early January 2011. The court has entered a scheduling order in the matter with a deadline for completion of discovery by September 2, 2012, and a final pre-trial conference schedule for February 2013. This matter is being coordinated with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described below in the section entitled “U.S. Card Services and Global Merchant Services Matters.”
On February 20, 2009, a putative class action captioned Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. In March 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which made similar allegations to those made in the Brozovich action, was filed in the United States District Court for the Southern District of New York. In October 2009, the plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action. The Company filed a motion to dismiss with the Court. In July 2010, the Court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. The plaintiff has appealed the District Court’s decision on motion to dismiss to the United States Court of Appeals for the Second Circuit, and briefing has begun in the appeal.

The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. The allegations in Kaufman relate primarily to monthly service fee charges in respect of the Company’s gift card products, with the principal claim being that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. In January 2009, the Company signed a Memorandum of Understanding to resolve these claims. Since such time, the parties have entered into a settlement agreement that was submitted to the Court for preliminary approval. The proposed settlement class consists of “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” Under the terms of the proposed settlement, in addition to certain non-monetary relief, the Company would pay $3 million into a settlement fund. Members of the settlement class would then be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees, and any monies remaining in the settlement fund after payment of all claims would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards with no purchase fee. Finally, the Company would be responsible for paying class counsel’s reasonable fees and expenses and certain expenses of administering the class settlement. The Company is also a defendant in two other putative class actions making allegations similar to those made in Kaufman: Goodman v. American Express Travel Related Services, pending in the United States District Court for the Eastern District of New York, and Jarratt v. American Express Company, filed in California Superior Court in San Diego and subsequently removed to the United States District Court for the Southern District of California. If the court ultimately approves the proposed settlement in Kaufman, all related gift card claims and actions would also be released. In August 2010, in response to objections by plaintiffs in certain of the other pending cases, the Kaufman court partially granted and partially denied approval of the settlement. The Company had filed a motion for reconsideration of the portion of the court’s decision partially denying approval of the settlement, but it has withdrawn that motion. The parties are discussing resolving the issues remaining in order to obtain preliminary approval of the proposed settlement.
U.S. Card Services and Global Merchant Services Matters
Merchant Cases
Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the United States Supreme Court a petition for a writ of certiorari from the Second Circuit’s arbitration ruling. In May 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. On March 8, 2011, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the Supreme Court’s vacation and remand of the decision. The Company intends to seek further review of the matter and filed a motion with the Second Circuit request that the court stay issuance of the mandate remanding the matter to the District Court pending that petition. On April 4, 2011, the Second Circuit granted the Company’s motion to stay the issuance of the mandate.

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
Since August 2005, the Company has been named in a number of putative class actions alleging that the Company’s “anti-steering” policies and contractual provisions violate United States antitrust laws. Those cases were consolidated in the United States District Court for the Southern District of New York under the caption In re American Express Anti-Steering Rules Antitrust Litigation. The plaintiffs’ complaint in that consolidated action seeks injunctive relief and unspecified damages. These plaintiffs agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the 2009 ruling of the Second Circuit (described above in connection with In re American Express Merchants’ Litigation), the stay was lifted, and American Express’ response to the complaint was filed in April 2009. The Court entered a scheduling order on December 28, 2009. In July 2010 the Court entered an order partially staying the case pending the Second Circuit’s arbitration ruling (following the 2010 remand by the Supreme Court described above in connection with In re American Express Merchants’ Litigation). In June 2010, the attorneys representing the plaintiffs in In re American Express Anti-Steering Rules Antitrust Litigation filed an action making similar allegations captioned National Supermarkets Association v. American Express and American Express Travel Related Services. Upon filing, the plaintiffs designated that case as “related” to In re American Express Anti-Steering Rules Antitrust Litigation. By agreement of the parties, that case had been partially stayed pending the Second Circuit’s arbitration ruling referenced above. After the Second Circuit’s ruling, the District Court lifted the partial stay in response to plaintiffs’ request. However, in light of the Second Circuit’s stay of the issuance of the mandate in the action captioned In re American Express Merchants’ Litigation, the Company has sought reinstitution of the partial stay.
In June 2008, five separate lawsuits were filed against American Express Company in the United States District Court for the Eastern District of New York alleging that the Company’s “anti-steering” provisions in its merchant acceptance agreements with the merchant plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC, and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The Court denied the Company’s motion to dismiss the complaints in March 2010. On October 1, 2010, the parties to these actions agreed to stay all proceedings pending related mediations, and Magistrate Judge Ramon E. Reyes entered an order staying these actions on October 18, 2010. The parties have since notified the Court that those mediations have reached impasses. On January 21, 2011, the following parties filed lawsuits making similar allegations that the Company’s “anti-steering” provisions violate antitrust laws: Meijer, Inc., Publix Super Markets, Inc., Raley’s Inc., Supervalu, Inc., The Kroger Co., Safeway, Inc., Ahold U.S.A., Inc., Albertson’s LLC, Hy-Vee, Inc., and The Great Atlantic & Pacific Tea Company, Inc.
In November 2010, two putative class action complaints making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation were filed in the United States District Court for the Eastern District of New York by Firefly Air Solutions, LLC d/b/a 128 Café and Plymouth Oil Corp. d/b/a Liberty Gas Station. In addition, in December 2010, a putative class action complaint making similar allegations, and seeking certification of a Wisconsin-only class, was filed by Treehouse Inc. d/b/a Treehouse Gift & Home in the United States District Court for the Western District of Wisconsin. In January 2011, a putative class complaint, captioned Il Forno v. American Express Centurion Bank, seeking certification of a California-only class and making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation, was filed in United States District Court for the Central District of California. These matters also had been partially stayed pending the Second Circuit’s arbitration decision in action captioned In re American Express Merchants’ Litigation. After the partial stay was lifted, plaintiffs filed a Consolidated Class Complaint making similar allegations to the prior class allegations in the various class complaints, but dropping certain merchants as plaintiffs.
On February 7, 2011, in response to a transfer motion filed by the plaintiffs in the Plymouth Oil action discussed above, the United States Judicial Panel on Multi-District Litigation entered an order centralizing the following actions discussed above in the Eastern District of New York for coordinated or consolidated pretrial proceedings before the Honorable Nicholas G. Garaufis: (a) the putative class action that had been previously pending in the Southern District of New York captioned In re American Express Anti-Steering Rules Antitrust Litigation; (b) the putative class actions already pending in the Eastern District of New York filed by Firefly Air Solutions, LLC and by Plymouth Oil Corp.; and (c) the individual merchant suits already pending in the Eastern District of New York. On February 15, 2011, the United States Judicial Panel on Multi-District Litigation issued a conditional transfer order centralizing the related putative class actions pending in the Central District of California and Western District of Wisconsin before Judge Garaufis in the Eastern District of New York, and those actions have been centralized before Judge Garaufis for all pre-trial purposes.
Other Cases
In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia. In October 2010, the Company removed the matter to federal court. The complaint alleges that plaintiff opened an account in 2005 with an interest rate of prime plus an additional marginal rate of 2.99 percent. Plaintiff contends that he was promised that the marginal rate would remain fixed. Plaintiff alleges that beginning in December 2008 the marginal rate began to increase. Plaintiff asserts claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment and duress. Plaintiff seeks to certify a nationwide class of all American Express Cardmembers who received unilateral interest rate increases despite their accounts being in good standing. Plaintiff filed a motion seeking to remand the case from federal court back to state court, and that motion has been denied.
In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the Court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express sought to compel arbitration of the claims of all non-California residents. The motion to compel arbitration was denied by the trial court, which decision was affirmed by the California Court of Appeal in July 2007. The case went to trial in November 2008 and January to February 2009. American Express was granted judgment on all counts. The plaintiffs have appealed the Court of Appeal’s decision; American Express has filed a protective notice of appeal to preserve certain legal issues, and briefing has begun on plaintiff’s appeal.
In addition, a case making the same factual allegations (purportedly on behalf of a different class of Cardmembers) as those in the Hoffman case is pending in the United States District Court for the Eastern District of New York, entitled Law Enforcement Systems v. American Express et al. That case was stayed pending the trial in the Hoffman action. After judgment was rendered for American Express in Hoffman, the plaintiff in Law Enforcement Systems asked the Court to lift the stay and to allow plaintiff to obtain certain Cardmember information. The Court denied the request. The Company has moved to dismiss the complaint in light of the decision in Hoffman and the failure to substitute an appropriate plaintiff in the case. Further, on October 30, 2008, a putative class action on behalf of American Express credit Cardmembers making the same allegations as those raised in the Hoffman and Law Enforcement Systems cases was filed in the United States District Court for the Southern District of Florida, captioned Kass v. American Express Card Services, Inc., American Express Company and American Express Travel Related Services. On March 11, 2009, the Kass Court entered an order granting the joint motion of the parties to stay the case, and the Court also administratively closed the case.
In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the District Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the United States Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court, which sought dismissal of plaintiff’s complaint, and on March 29, 2011, the Court denied that motion.
International Matters
In April 2011, in a matter captioned 9085-4886 Quebec Inc. and Peter Bakopanos v. Amex Bank of Canada and Amex Canada Inc., a motion was filed in the Quebec Superior Court seeking to authorize the bringing of a class action lawsuit alleging that the Company’s “anti-steering” rules violate Canadian competition law. The plaintiffs seek unspecified damages and the elimination of the “anti-steering” rules.

ITEM 1A. RISK FACTORS
For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2010 Form 10-K. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2011.

					Maximum
			Total Number		Number
			of Shares		of Shares that
			Purchased as		May Yet Be
	Total Number		Part of Publicly		Purchased Under
	of Shares	Average Price	Announced Plans		the Plans or
	Purchased	Paid Per Share	or Programs	(3)	Programs
January 1-31, 2011
Repurchase program (1)	—	$—	—		85,853,140
Employee transactions (2)	360,171	$44.58	N/A		N/A

February 1-28, 2011
Repurchase program (1)	—	$—	—		85,853,140
Employee transactions (2)	673,387	$43.89	N/A		N/A

March 1-31, 2011
Repurchase program (1)	—	$—	—		85,853,140
Employee transactions (2)	238,453	$43.42	N/A		N/A

Total
Employee transactions (2)	1,272,011	$44.00	N/A

(1)
As of March 31, 2011, there were approximately 86 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 684 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: May 4, 2011	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: May 4, 2011	By	/s/ Joan C. Amble
Joan C. Amble
Executive Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1