Form 10-Q
period 2011-06-30
AMERICAN EXPRESS CO
filed 2011-08-03
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011

Common Shares (par value $.20 per share)	1,193,763,777 shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2011	2010
Revenues
Non-interest revenues
Discount revenue	$4,278	$3,680
Net card fees	545	520
Travel commissions and fees	523	434
Other commissions and fees	584	497
Other	537	486

Total non-interest revenues	6,467	5,617

Interest income
Interest and fees on loans	1,611	1,657
Interest and dividends on investment securities	99	125
Deposits with banks and other	18	16

Total interest income	1,728	1,798

Interest expense
Deposits	131	137
Short-term borrowings	1	1
Long-term debt and other	445	472

Total interest expense	577	610

Net interest income	1,151	1,188

Total revenues net of interest expense	7,618	6,805

Provisions for losses
Charge card	161	96
Cardmember loans	176	540
Other	20	16

Total provisions for losses	357	652

Total revenues net of interest expense after provisions for losses	7,261	6,153

Expenses
Marketing, promotion, rewards and cardmember services	2,581	2,143
Salaries and employee benefits	1,595	1,315
Professional services	745	636
Other, net	575	464

Total	5,496	4,558

Pretax income from continuing operations	1,765	1,595
Income tax provision	470	578

Income from continuing operations	1,295	1,017
Income from discontinued operations, net of tax	36	—

Net income	$1,331	$1,017

Earnings per Common Share — Basic (Note 13):
Income from continuing operations attributable to common shareholders (a)	1.08	0.84
Income from discontinued operations	0.03	—

Net income attributable to common shareholders (a)	$1.11	$0.84

Earnings per Common Share — Diluted (Note 13):
Income from continuing operations attributable to common shareholders (a)	1.07	0.84
Income from discontinued operations	0.03	—

Net income attributable to common shareholders (a)	$1.10	$0.84

Average common shares outstanding for earnings per common share:
Basic	1,190	1,190
Diluted	1,197	1,197
Cash dividends declared per common share	$0.18	$0.18

(a)
Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards and other items of $15 million and $13 million for the three months ended June 30, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2011	2010
Revenues
Non-interest revenues
Discount revenue	$8,180	$7,102
Net card fees	1,082	1,041
Travel commissions and fees	977	819
Other commissions and fees	1,113	997
Other	1,012	911

Total non-interest revenues	12,364	10,870

Interest income
Interest and fees on loans	3,230	3,432
Interest and dividends on investment securities	187	242
Deposits with banks and other	38	29

Total interest income	3,455	3,703

Interest expense
Deposits	268	265
Short-term borrowings	1	2
Long-term debt and other	901	941

Total interest expense	1,170	1,208

Net interest income	2,285	2,495

Total revenues net of interest expense	14,649	13,365

Provisions for losses
Charge card	359	323
Cardmember loans	56	1,228
Other	39	44

Total provisions for losses	454	1,595

Total revenues net of interest expense after provisions for losses	14,195	11,770

Expenses
Marketing, promotion, rewards and cardmember services	5,031	4,130
Salaries and employee benefits	3,117	2,642
Professional services	1,408	1,197
Other, net	1,142	954

Total	10,698	8,923

Pretax income from continuing operations	3,497	2,847
Income tax provision	1,025	945

Income from continuing operations	2,472	1,902
Income from discontinued operations, net of tax	36	—

Net income	$2,508	$1,902

Earnings per Common Share — Basic (Note 13):
Income from continuing operations attributable to common shareholders(a)	$2.05	$1.58
Income from discontinued operations	0.03	—

Net income attributable to common shareholders(a)	$2.08	$1.58

Earnings per Common Share — Diluted (Note 13):
Income from continuing operations attributable to common shareholders(a)	$2.04	$1.57
Income from discontinued operations	0.03	—

Net income attributable to common shareholders(a)	$2.07	$1.57

Average common shares outstanding for earnings per common share:
Basic	1,190	1,188
Diluted	1,197	1,194
Cash dividends declared per common share	$0.36	$0.36

(a)
Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards and other items of $30 million and $25 million for the six months ended June 30, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Millions, except per share data)	2011	2010
Assets
Cash and cash equivalents
Cash and cash due from banks	$2,253	$2,145
Interest-bearing deposits in other banks (including securities purchased under resale agreements: 2011, $478; 2010, $372)	20,361	13,557
Short-term investment securities	468	654

Total	23,082	16,356
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2011, $7,500; 2010, $8,192), less reserves: 2011, $415; 2010, $386	39,728	36,880
Other receivables, less reserves: 2011, $111; 2010, $175	3,655	3,554
Loans
Cardmember loans, (includes gross loans available to settle obligations of a consolidated variable interest entity: 2011, $32,137; 2010, $34,726), less reserves: 2011, $2,560; 2010, $3,646	56,189	57,204
Other loans, less reserves: 2011, $19; 2010, $24	377	412
Investment securities	9,429	14,010
Premises and equipment — at cost, less accumulated depreciation: 2011, $4,680; 2010, $4,483	3,062	2,905
Other assets (includes restricted cash of consolidated variable interest entities: 2011, $304; 2010, $3,759)	12,274	15,368

Total assets	$147,796	$146,689

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$32,291	$29,727
Travelers Cheques outstanding	5,233	5,618
Accounts payable	10,931	9,691
Short-term borrowings	3,702	3,414
Long-term debt (includes debt issued by consolidated variable interest entities: 2011, $18,113; 2010, $23,341)	61,395	66,416
Other liabilities	16,039	15,593

Total liabilities	129,591	130,459

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,193 million shares as of June 30, 2011 and 1,197 million shares as of December 31, 2010	238	238
Additional paid-in capital	12,281	11,937
Retained earnings	6,437	4,972
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax: 2011, $(73); 2010, $(19)	149	57
Net unrealized derivatives losses, net of tax: 2011, $1; 2010, $4	—	(7)
Foreign currency translation adjustments, net of tax: 2011, $577; 2010, $405	(441)	(503)
Net unrealized pension and other postretirement benefit losses, net of tax: 2011, $228; 2010, $226	(459)	(464)

Total accumulated other comprehensive loss	(751)	(917)

Total shareholders’ equity	18,205	16,230

Total liabilities and shareholders’ equity	$147,796	$146,689

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2011	2010
Cash Flows from Operating Activities
Net income	$2,508	$1,902
Income from discontinued operations, net of tax	(36)	—

Income from continuing operations	2,472	1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	454	1,595
Depreciation and amortization	505	441
Deferred taxes and other	380	699
Stock-based compensation	156	131
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(86)	202
Other assets	(572)	120
Accounts payable and other liabilities	1,526	(81)
Travelers Cheques outstanding	(446)	(559)

Net cash provided by operating activities	4,389	4,450

Cash Flows from Investing Activities
Sale of investments	893	1,253
Maturity and redemption of investments	4,497	7,025
Purchase of investments	(650)	(4,911)
Net (increase) decrease in cardmember loans/receivables	(1,569)	367
Purchase of premises and equipment, net of sales: 2011, $3; 2010, $7	(558)	(322)
Acquisitions/Dispositions, net of cash acquired	(582)	(254)
Net decrease in restricted cash	3,476	2,327

Net cash provided by investing activities	5,507	5,485

Cash Flows from Financing Activities
Net increase in customer deposits	2,545	2,068
Net increase in short-term borrowings	204	298
Issuance of long-term debt	3,328	1,444
Principal payments on long-term debt	(8,597)	(9,509)
Issuance of American Express common shares	430	295
Repurchase of American Express common shares	(750)	—
Dividends paid	(433)	(433)

Net cash used in financing activities	(3,273)	(5,837)

Effect of exchange rate changes on cash	103	(10)

Net increase in cash and cash equivalents	6,726	4,088
Cash and cash equivalents at beginning of period	16,356	16,599

Cash and cash equivalents at end of period	$23,082	$20,687

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The Company

American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company has also recently focused on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2010.

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

Beginning the first quarter of 2011, certain payments to business partners previously expensed in other, net expense were reclassified as contra-revenue within total non-interest revenues or as marketing and promotion expense. These partner payments are primarily related to certain co-brand contracts where upfront payments are amortized over the life of the contract. Amounts in prior periods for this item and certain other amounts have been reclassified to conform to the current presentation and are insignificant to the affected line items. In addition, in the first quarter of 2011, the Company reclassified $353 million, reducing both cash and cash due from banks, and other liabilities, on the December 31, 2010 Consolidated Balance Sheet from amounts previously reported to correct for the effect of a misclassification.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company purchased Accertify (November 10, 2010) and Revolution Money (January 15, 2010) for total consideration of $151 million and $305 million, respectively. Accertify is an online fraud solution provider, and Revolution Money, which was subsequently rebranded by the Company as Serve, is a provider of secure person-to-person payment services through an internet-based platform. These acquisitions did not have a significant impact on either the Company’s consolidated results of operations or the segments in which they are reflected for the three and six months ended June 30, 2011 and 2010.

The following table summarizes the assets acquired and liabilities assumed for these acquisitions as of the acquisition dates:

	Loyalty			Revolution
(Millions)	Partner	(a)	Accertify	Money
Goodwill	$559		$131	$184
Definite-lived intangible assets	283		15	119
All other assets	188		11	7

Total assets	1,030		157	310
Total liabilities (including NCI)	414		6	5

Net assets acquired	$616		$151	$305

Reportable operating segment	ICS		GNMS	Corporate & Other

(a)	Amounts have been updated from the first quarter of 2011 due to adjustments to the preliminary purchase price allocation. The final purchase price allocation will be completed in a subsequent quarter.
3.	Fair Values

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of June 30, 2011 and December 31, 2010:

	2011			2010
(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$484	$484	$—	$475	$475	$—
Debt securities and other	8,945	—	8,945	13,535	—	13,535
Derivatives(b)	1,071	—	1,071	1,089	—	1,089

Total assets	$10,500	$484	$10,016	$15,099	$475	$14,624

Liabilities:
Derivatives(b)	$204	$—	$204	$419	$—	$419

Total liabilities	$204	$—	$204	$419	$—	$419

(a)	Refer to Note 6 for the fair values of investment securities on a further disaggregated basis.

(b)
Refer to Note 9 for the fair values of derivative assets and liabilities on a further disaggregated basis and the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. These balances have been presented gross in the table above.

The Company did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the six months ended June 30, 2011 or during the year ended December 31, 2010, nor were there transfers between Level 1 and Level 2 of the valuation hierarchy during those periods.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Derivative Financial Instruments
The fair value of the Company’s derivative financial instruments, which could be presented as either assets or liabilities on the Consolidated Balance Sheets, is estimated by a third-party valuation service that uses proprietary pricing models, or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.
Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 9 for additional fair value information.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not carried at fair value, as of June 30, 2011 and December 31, 2010:

	2011			2010
	Carrying	Fair		Carrying	Fair
(Billions)	Value	Value		Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$68	$68	(a)	$61	$61	(b)
Loans, net	$57	$57	(a)	$58	$58	(b)
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$48	$48		$43	$43
Certificates of deposit	$10	$10		$13	$13
Long-term debt	$61	$64	(a)	$66	$69	(b)

(a)
Includes fair values of cardmember receivables and loans of $7.4 billion and $31.2 billion, respectively, available to settle obligations of consolidated variable interest entities (VIE) and long-term debt of $18.4 billion issued by consolidated VIEs as of June 30, 2011. Refer to the Consolidated Balance Sheets for the related carrying values.

(b)
Includes fair values of cardmember receivables and loans of $8.1 billion and $33.2 billion, respectively, available to settle obligations of consolidated VIEs and long-term debt of $23.6 billion issued by consolidated VIEs as of December 31, 2010. Refer to the Consolidated Balance Sheets for the related carrying values.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2011 and December 31, 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Financial Assets Carried at Other Than Fair Value
Loans, net
Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans the principal market is assumed to be the securitization market and the Company uses the hypothetical securitization price to determine the fair value of the portfolio. The securitization price is estimated from the assumed proceeds of the hypothetical securitization in the current market, adjusted for securitization uncertainties such as market conditions and liquidity.
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

Cardmember and Other Receivables

Cardmember receivables, representing amounts due from charge payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit the maximum exposure for the Company from high risk and some high spend charge cardmembers, and accounts of high risk, out-of-pattern charge cardmembers can be monitored even if they are current. Charge card customers generally must pay the full amount billed each month.

Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 5), and include principal and any related accrued fees.

Accounts receivable as of June 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
U.S. Card Services(a)	$19,249	$19,155
International Card Services	6,872	6,673
Global Commercial Services(b)	13,814	11,259
Global Network & Merchant Services(c)	208	179

Cardmember receivables, gross(d)	40,143	37,266
Less: Cardmember receivables reserve for losses	415	386

Cardmember receivables, net	$39,728	$36,880

Other receivables, net(e)	$3,655	$3,554

(a)	Includes $7.0 billion and $7.7 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of June 30, 2011 and December 31, 2010, respectively.

(b)	Includes $0.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of both June 30, 2011 and December 31, 2010.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.1 billion and $11.7 billion of cardmember receivables outside the United States as of June 30, 2011 and December 31, 2010, respectively.

(e)
Other receivables primarily represent amounts for tax-related receivables, amounts due from the Company’s travel customers and suppliers, purchased joint venture receivables, amounts due from third-party issuing partners, amounts due from certain merchants for billed discount revenue, accrued interest on investments and other receivables due to the Company in the ordinary course of business.

Cardmember and Other Loans

Cardmember loans, representing amounts due from lending payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement. The Company’s lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be adjusted over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments greater than or equal to certain pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges. When cardmembers fall behind their required payments, their accounts are monitored.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cardmember loans are presented on the Consolidated Balance Sheets net of reserves for losses and unamortized net card fees and include accrued interest and fees receivable. The Company’s policy generally is to cease accruing for interest receivable on a cardmember loan at the time the account is written off. The Company establishes reserves for interest that the Company believes will not be collected.

Loans as of June 30, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010
U.S. Card Services(a)	$49,908	$51,565
International Card Services	8,806	9,255
Global Commercial Services	35	30

Cardmember loans, gross(b)	58,749	60,850
Less: Cardmember loans reserve for losses	2,560	3,646

Cardmember loans, net	$56,189	$57,204

Other loans, net(c)	$377	$412

(a)	Includes approximately $32.1 billion and $34.7 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of June 30, 2011 and December 31, 2010, respectively.

(b)	Cardmember loan balance is net of unamortized net card fees of $142 million and $134 million as of June 30, 2011 and December 31, 2010, respectively.

(c)	Other loans primarily represent small business installment loans and a store card portfolio whose billed business is not processed on the Company’s network.
Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of June 30, 2011 and December 31, 2010:

			30-59		60-89		90+
			Days		Days		Days
			Past		Past		Past
2011 (Millions)	Current		Due		Due		Due	Total
Cardmember Loans:
U.S. Card Services	$49,153		$209		$157		$389	$49,908
International Card Services	8,625		61		38		82	8,806
Cardmember Receivables:
U.S. Card Services	$18,927		$114		$62		$146	$19,249
International Card Services(a)	(b	)	(b	)	(b	)	71	6,872
Global Commercial Services(a)	(b	)	(b	)	(b	)	92	13,814

2010 (Millions)
Cardmember Loans:
U.S. Card Services	$50,508		$282		$226		$549	$51,565
International Card Services	9,044		66		48		97	9,255
Cardmember Receivables:
U.S. Card Services	$18,864		$104		$55		$132	$19,155
International Card Services(a)	(b	)	(b	)	(b	)	64	6,673
Global Commercial Services(a)	(b	)	(b	)	(b	)	96	11,259

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

(b)
Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Loans and Receivables

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2011			2010
	Net Write-Off Rate			Net Write-Off Rate
			30 Days			30 Days
		Principal,	Past Due		Principal,	Past Due
	Principal	Interest, &	as a % of	Principal	Interest, &	as a % of
	Only (a)	Fees (a)	Total	Only (a)	Fees (a)	Total
U.S. Card Services — Cardmember Loans	3.4%	3.8%	1.5%	6.7%	7.4%	2.7%
International Card Services — Cardmember Loans	3.1%	3.7%	2.1%	5.2%	6.2%	3.0%
U.S. Card Services — Cardmember Receivables	1.6%	1.7%	1.7%	1.7%	1.9%	1.5%

	2011		2010
	Net Loss		Net Loss
	Ratio as	90 Days	Ratio as	90 Days
	a % of	Past Billing	a % of	Past Billing
	Charge	as a % of	Charge	as a % of
	Volume	Receivables	Volume (b)	Receivables
International Card Services — Cardmember Receivables	0.15%	1.0%	0.34%	1.0%
Global Commercial Services — Cardmember Receivables	0.06%	0.7%	0.17%	1.0%

(a)
The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(b)
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

The Company may modify, through various company sponsored programs, cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses to the Company while providing cardmembers with temporary or permanent financial relief. The Company has classified cardmember loans and receivables in these modification programs as TDRs. Such modifications may include reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures) or delinquency fees on the loans and receivables and/or placing the cardmember on a fixed payment plan not exceeding 60 months. In accordance with the modification agreement with the cardmember, loans with modified terms will revert back to their original contractual terms (including their contractual interest rate) when they exit the TDR program, either (i) when all payments have been made in accordance with the modification agreement or (ii) in the event that a payment

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is not made and the cardmember defaults out of the program. In either case, in accordance with its normal policy, the Company establishes a reserve for cardmember interest charges that it believes will not be collected.

The performance of a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of these modification programs remains uncertain, the Company believes they improve the cumulative loss performance of such loans and receivables.

Reserves for a TDR are determined by the difference between cash flows expected to be received from the cardmember discounted at the original effective interest rates and the carrying value of the cardmember loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty rate. All changes in the impairment measurement, including the component due to the passage of time, are included in the provision for losses within the Consolidated Statements of Income.

The following tables provide additional information with respect to the Company’s impaired cardmember loans and receivables as of June 30, 2011 and December 31, 2010:

	Loans over
	90 Days				Loans &		Total
	Past Due		Non-		Receivables		Impaired	Unpaid
	& Accruing		Accrual		Modified		Loans &	Principal		Allowance
(Millions)	Interest	(a)	Loans	(b)	as a TDR	(c)	Receivables	Balance	(d)	for TDRs	(e)
2011
U.S. Card Services — Cardmember Loans	$53		$471		$898		$1,422	$1,359		$215
International Card Services — Cardmember Loans	81		6		9		96	93		4
U.S. Card Services — Cardmember Receivables	—		—		138		138	131		83

Total (f)	$134		$477		$1,045		$1,656	$1,583		$302

	Loans over
	90 Days				Loans &		Total
	Past Due		Non-		Receivables		Impaired	Unpaid
	& Accruing		Accrual		Modified		Loans &	Principal		Allowance
(Millions)	Interest	(a)	Loans	(b)	as a TDR	(c)	Receivables	Balance	(d)	for TDRs	(e)
2010
U.S. Card Services — Cardmember Loans	$90		$628		$1,076		$1,794	$1,704		$274
International Card Services — Cardmember Loans	95		8		11		114	112		5
U.S. Card Services — Cardmember Receivables	—		—		114		114	109		63

Total (f)	$185		$636		$1,201		$2,022	$1,925		$342

(a)
The Company’s policy is generally to accrue interest through the date of charge-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected.

(b)
Non-accrual loans not in modification programs include certain cardmember loans placed with outside collection agencies for which the Company has ceased accruing interest. The Company’s policy is not to resume the accrual of interest on these loans. Payments received are applied against the recorded loan balance. Interest income is recognized on a cash basis for any payments received after the loan balance has been paid in full.

(c)
The total loans and receivables modified as a TDR include $559 million and $655 million that are non-accrual and $8 million and $7 million that are past due 90 days and still accruing interest as of June 30, 2011 and December 31, 2010, respectively. These amounts are excluded from the previous two columns.

(d)	Unpaid principal balance consists of cardmember charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(e)
Represents the reserve for losses for TDRs, which are evaluated separately for impairment. The Company records a reserve for losses for all impaired loans. Refer to Cardmember Loans Evaluated Separately and Collectively for Impairment in Note 5 for further discussion of the reserve for losses on loans over 90 days past due and accruing interest and non-accrual loans, which are evaluated collectively for impairment.

(f)	These disclosures either do not apply or are not significant for cardmember receivables in ICS and GCS.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans and receivables:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Interest		Interest
	Income	Average	Income	Average
(Millions)	Recognized	Balance	Recognized	Balance
U.S. Card Services — Cardmember Loans	$17	$1,500	$35	$1,598
International Card Services — Cardmember Loans	8	101	17	106
U.S. Card Services — Cardmember Receivables	—	137	—	130

Total (a)	$25	$1,738	$52	$1,834

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Interest		Interest
	Income	Average	Income	Average
(Millions)	Recognized	Balance	Recognized	Balance
U.S. Card Services — Cardmember Loans	$12	$2,433	$24	$2,513
International Card Services — Cardmember Loans	11	148	25	155
U.S. Card Services — Cardmember Receivables	—	118	—	111

Total (a)	$23	$2,699	$49	$2,779

(a)	These disclosures either do not apply or are not significant for cardmember receivables in ICS and GCS.
5.	Reserves for Losses

Reserves for losses relating to cardmember loans and receivables represent management’s best estimate of the losses inherent in the Company’s outstanding portfolio of loans and receivables. Management’s evaluation process requires certain estimates and judgments.

Reserves for these losses are primarily based upon models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The analytic models take into account several factors, including average losses and recoveries over an appropriate historical period. Management considers whether to adjust the analytic models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as tenure, industry or geographic regions. In addition, management adjusts the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators such as the unemployment rate, Gross Domestic Product (GDP), home price indices, non-farm payrolls, personal consumption expenditures index, consumer confidence index, purchasing managers index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the inherent losses within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due, which is generally no later than 180 days past due. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries are recognized on a cash basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the six months ended June 30:

(Millions)	2011	2010
Balance, January 1	$386	$546
Additions:
Cardmember receivables provisions(a)	279	239
Cardmember receivables provisions — other(b)	80	84

Total provision	359	323

Deductions:
Cardmember receivables net write-offs(c)	(260)	(365)
Cardmember receivables — other(d)	(70)	(64)

Balance, June 30	$415	$440

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents loss provisions for cardmember receivables resulting from unauthorized transactions.

(c)
Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $171 million and $189 million for the six months ended June 30, 2011 and 2010, respectively.

(d)	These amounts include net write-offs of cardmember receivables resulting from unauthorized transactions and foreign currency translation adjustments.
Cardmember Receivables Evaluated Separately and Collectively for Impairment

The following table presents cardmember receivables evaluated separately and collectively for impairment and related reserves as of June 30, 2011 and December 31, 2010:

(Millions)	2011	2010
Cardmember receivables evaluated separately for impairment(a)	$138	$114
Reserves on cardmember receivables evaluated separately for impairment(a)	$83	$63

Cardmember receivables evaluated collectively for impairment	$40,005	$37,152
Reserves on cardmember receivables evaluated collectively for impairment	$332	$323

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2011	2010
Balance, January 1	$3,646	$3,268
Reserves established for consolidation of a variable interest entity(a)	—	2,531

Total adjusted balance, January 1	3,646	5,799

Additions:
Cardmember loans provisions(b)	7	1,190
Cardmember loans provisions — other(c)	49	38

Total provision	56	1,228

Deductions:
Cardmember loans net write-offs — principal(d)	(992)	(1,902)
Cardmember loans net write-offs — interest and fees(d)	(115)	(206)
Cardmember loans — other(e)	(35)	(53)

Balance, June 30	$2,560	$4,866

(a)
Represents the establishment of cardmember reserves for losses for cardmember loans issued by the American Express Credit Account Master Trust (the Lending Trust) for the securitized loan portfolio that was consolidated under accounting guidance for consolidation of VIEs effective January 1, 2010. The establishment of the $2.5 billion reserve for losses for the securitized loan portfolio was determined by applying the same methodology as is used for the Company’s unsecuritized loan portfolio. There was no incremental reserve required nor were any charge-offs recorded in conjunction with the consolidation of the Lending Trust.

(b)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.

(c)	Primarily represents loss provisions for cardmember loans resulting from unauthorized transactions.

(d)
Cardmember loans net write-offs — principal for the six months ended June 30, 2011 and 2010 include recoveries of $300 million and $280 million, respectively. Recoveries of interest and fees were de minimis.

(e)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments.
Cardmember Loans Evaluated Separately and Collectively for Impairment

The following table presents cardmember loans evaluated separately and collectively for impairment and the related reserves as of June 30, 2011 and December 31, 2010:

(Millions)	2011	2010
Cardmember loans evaluated separately for impairment(a)	$907	$1,087
Reserves on cardmember loans evaluated separately for impairment(a)	$219	$279

Cardmember loans evaluated collectively for impairment(b)	$57,842	$59,763
Reserves on cardmember loans evaluated collectively for impairment(b)	$2,341	$3,367

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans and related reserves. The reserves include the results of analytical models that are specific to individual pools of loans and reserves for external environmental factors that apply broadly to all loans collectively evaluated for impairment and are not specific to any individual pool of loans.

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

The following is a summary of investment securities as of June 30, 2011 and December 31, 2010:

	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$5,363	$40	$(246)	$5,157	$6,140	$24	$(367)	$5,797
U.S. Government agency obligations	352	5	—	357	3,402	12	(1)	3,413
U.S. Government treasury obligations	1,935	8	—	1,943	2,450	6	—	2,456
Corporate debt securities(a)	1,011	15	—	1,026	1,431	15	(1)	1,445
Mortgage-backed securities(b)	277	9	(1)	285	272	6	(2)	276
Equity securities(c)	98	386	—	484	98	377	—	475
Foreign government bonds and obligations	111	6	—	117	95	4	—	99
Other(d)	60	—	—	60	49	—	—	49

Total	$9,207	$469	$(247)	$9,429	$13,937	$444	$(371)	$14,010

(a)
The June 30, 2011 and December 31, 2010 balances include, on a cost basis, $0.9 billion and $1.3 billion, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010:

	2011				2010
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross		Gross
(Millions)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State and municipal obligations	$1,601	$(72)	$1,094	$(174)	$2,535	$(156)	$1,076	$(211)
U.S. Government agency obligations	—	—	—	—	299	(1)	—	—
Corporate debt securities	—	—	—	—	—	—	3	(1)
Mortgage-backed securities	46	(1)	—	—	71	(2)	—	—

Total	$1,647	$(73)	$1,094	$(174)	$2,905	$(159)	$1,079	$(212)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2011 and December 31, 2010:

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
(Millions)	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
Ratio of Fair Value to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2011:
90%-100%	280	$1,576	$(61)	64	$353	$(30)	344	$1,929	$(91)
Less than 90%	11	71	(12)	73	741	(144)	84	812	(156)

Total as of June 30, 2011	291	$1,647	$(73)	137	$1,094	$(174)	428	$2,741	$(247)

2010:
90%-100%	457	$2,554	$(113)	31	$79	$(7)	488	$2,633	$(120)
Less than 90%	48	351	(46)	115	1,000	(205)	163	1,351	(251)

Total as of December 31, 2010	505	$2,905	$(159)	146	$1,079	$(212)	651	$3,984	$(371)

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

Overall, for the investment securities in gross unrealized loss positions identified above, (a) the Company does not intend to sell the investment securities, (b) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (c) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairments during the six months ended June 30, 2011 or the year ended December 31, 2010.

Supplemental Information

Gross realized gains on sales of investment securities, included in other non-interest revenues for the three and six months ended June 30, 2010, were $1 million and $2 million, respectively (there were no gross realized gains for the three and six months ended June 30, 2011). Gross realized losses on sales of investment securities, included in other non-interest revenues for both the three and six months ended June 30, 2010, were $6 million (there were no gross realized losses for the three and six months ended June 30, 2011).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contractual maturities of investment securities, excluding equity securities and other securities, as of June 30, 2011 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$2,549	$2,560
Due after 1 year but within 5 years	824	839
Due after 5 years but within 10 years	268	279
Due after 10 years	5,408	5,207

Total	$9,049	$8,885

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

TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $1.0 billion of subordinated securities issued by the Lending Trust as of June 30, 2011. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS was determined to be the primary beneficiary of both the Charge Trust and the Lending Trust.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There was approximately $7 million and $9 million of restricted cash held by the Charge Trust as of June 30, 2011 and December 31, 2010, respectively, and approximately $297 million and $3.7 billion of restricted cash held by the Lending Trust as of June 30, 2011 and December 31, 2010, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses, and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Charge Trust and Lending Trust Triggering Events

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain events could result in establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the six months ended June 30, 2011 and the year ended December 31, 2010, no triggering events have occurred resulting in funding of reserve accounts or early amortization.

8.	Customer Deposits
As of June 30, 2011 and December 31, 2010, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2011	2010
U.S.:
Interest-bearing	$31,580	$29,053
Non-interest-bearing	4	17
Non-U.S.:
Interest-bearing	682	640
Non-interest-bearing	25	17

Total customer deposits	$32,291	$29,727

Customer deposits were aggregated by deposit type offered by the Company as of June 30, 2011 and December 31, 2010 as follows:

(Millions)	2011	2010
U.S. retail deposits:
Savings accounts — Direct	$12,965	$7,725
Certificates of deposit
Direct	926	1,052
Third party	8,640	11,411
Sweep accounts — Third party	9,049	8,865
Other deposits	711	674

Total customer deposits	$32,291	$29,727

The scheduled maturities of all certificates of deposit as of June 30, 2011 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2011	$2,087	$407	$2,494
2012	3,217	27	3,244
2013	2,550	—	2,550
2014	1,153	—	1,153
2015	121	—	121
After 5 years	438	—	438

Total	$9,566	$434	$10,000

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2011 and December 31, 2010, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2011	2010
U.S.	$606	$689
Non-U.S.	349	291

Total	$955	$980

9.	Derivatives and Hedging Activities

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

Interest rate exposure within the Company’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to synthetically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed rate obligations. The Company may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. As of June 30, 2011, and December 31, 2010, the counterparty credit risk associated with the Company’s derivatives was not significant.
The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of its derivatives.
The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2011 and December 31, 2010:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$864	$909	$9	$38
Cash flow hedges	—	2	—	13
Foreign exchange contracts
Net investment hedges	141	66	100	272

Total derivatives designated as hedging instruments	$1,005	$977	$109	$323

Derivatives not designated as hedging instruments:
Interest rate contracts	$2	$3	$3	$3
Foreign exchange contracts, including certain embedded derivatives(a)	64	109	90	91
Equity-linked embedded derivative(b)	—	—	2	2

Total derivatives not designated as hedging instruments	$66	$112	$95	$96

Total derivatives(c)	$1,071	$1,089	$204	$419

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)
GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of June 30, 2011 and December 31, 2010, $21 million and $18 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting
Derivatives executed for hedge accounting purposes are documented and designated as such when the Company enters into the contracts. In accordance with its risk management policies, the Company structures its hedges with very similar terms to the hedged items. The Company formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue the application of hedge accounting.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to synthetically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2011 and December 31, 2010, the Company hedged $16.4 billion and $15.9 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.
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
The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of fixed-rate long-term debt:
For the Three Months Ended June 30:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$142	$289	Other, net expenses	$(138)	$(252)	$4	$37

For the Six Months Ended June 30:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$(16)	$413	Other, net expenses	$1	$(367)	$(15)	$46

The Company also recognized a net reduction in interest expense on long-term debt and other of $126 million and $130 million for the three months ended June 30, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges. For the six months ended June 30, 2011 and 2010, the impact on interest expense was a net reduction in interest expense on long-term debt and other of $251 million and $262 million, respectively.
Cash Flow Hedges
A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments synthetically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of June 30, 2011 and December 31, 2010, the Company hedged $784 million and $1.3 billion of its floating-rate debt using interest rate swaps, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $0.1 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.
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
The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income:

For the Three Months Ended June 30:

(Millions)	Gains (losses) recognized in income
		Amount reclassified
		from AOCI into			Net hedge
		income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(5)	$(8)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the Six Months Ended June 30:

(Millions)	Gains (losses) recognized in income
		Amount reclassified
		from AOCI into			Net hedge
		income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(13)	$(21)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$(3)	$—

(a)	During the three and six months ended June 30, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivatives Not Designated as Hedges
The Company has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.
The Company has certain operating agreements whose payments may be linked to a market rate or price, primarily foreign currency rates. The payment components embedded in these agreements may meet the definition of a derivative, which is assessed to determine if it requires separate accounting and reporting. If so, the embedded derivative is accounted for separately and is classified as a foreign exchange contract based on its primary risk exposure. In addition, the Company also holds an investment security containing an embedded equity-linked derivative.
For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

	Gains (losses) recognized in income
		Amount
For the Three Months Ended June 30: (Millions)	Location	2011	2010
Interest rate contracts	Other, net expenses	$—	$(13)
Foreign exchange contracts(a)	Interest and dividends on investment securities	3	—
	Interest expense on short-term borrowings	2	2
	Interest expense on long-term debt and other	31	23
	Other, net expenses	(68)	(22)
Equity-linked contract	Other non-interest revenues	(1)	(1)

Total		$(33)	$(11)

	Gains (losses) recognized in income
		Amount
For the Six Months Ended June 30: (Millions)	Location	2011	2010
Interest rate contracts	Other, net expenses	$2	$(14)
Foreign exchange contracts(a)	Interest and dividends on investment securities	5	1
	Interest expense on short-term borrowings	3	4
	Interest expense on long-term debt and other	61	42
	Other, net expenses	(49)	(54)
Equity-linked contract	Other non-interest revenues	—	(1)

Total		$22	$(22)

(a)
For the three and six months ended June 30, 2011 and 2010, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other, net expenses.

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
The following table provides information related to such guarantees as of June 30, 2011 and December 31, 2010:

	Maximum amount of
	undiscounted future		Amount of related
	payments(a)		liability(b)
	(Billions)		(Millions)
Type of Guarantee	2011	2010	2011	2010
Card and travel operations(c)	$69	$67	$114	$114
Other(d)	1	1	104	99

Total	$70	$68	$218	$213

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
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Net income	$1,331	$1,017	$2,508	$1,902
Other comprehensive income gains (losses):
Net unrealized securities gains	91	25	92	9
Net unrealized derivative gains	3	5	7	12
Foreign currency translation adjustments	(4)	(34)	62	(65)
Net unrealized pension and other postretirement benefit gains	8	8	5	35

Total	$1,429	$1,021	$2,674	$1,893

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Income Taxes
The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of the Company’s federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of the Company’s federal tax returns for the years 2003 and 2004. In April 2011, unagreed issues for 1997 through 2004 were resolved at IRS Appeals. Additional refund claims for those years continue to be reviewed by the IRS. In addition, the Company is currently under examination by the IRS for the years 2005 through 2007.
The Company believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $679 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $679 million of unrecognized tax benefits, approximately $452 million relates to amounts recorded to equity that, if recognized, would not impact the effective tax rate. With respect to the remaining $227 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).
The following table summarizes the Company’s effective tax rate from continuing operations:

	Three Months Ended	Six Months Ended	Year Ended
	June 30, 2011	June 30, 2011	December 31, 2010
Effective tax rate(a)(b)	27%	29%	32%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

(b)
The income tax provision from continuing operations for the three and six months ended June 30, 2011 includes the impact of a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items.

Discontinued operations for the three and six months ended June 30, 2011 included the impact of a $36 million tax benefit related to the favorable resolution of certain prior years’ tax items related to American Express Bank, Ltd., which was sold to Standard Chartered PLC during the quarter ended March 31, 2008.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Basic and diluted:
Income from continuing operations	$1,295	$1,017	$2,472	$1,902
Earnings allocated to participating share awards and other items(a)	(15)	(13)	(30)	(25)
Income from discontinued operations, net of tax	36	—	36	—

Net income attributable to common shareholders	$1,316	$1,004	$2,478	$1,877

Denominator:
Basic: Weighted-average common stock	1,190	1,190	1,190	1,188
Add: Weighted-average stock options (b)	7	7	7	6

Diluted	1,197	1,197	1,197	1,194

Basic EPS:
Income from continuing operations attributable to common shareholders	$1.08	$0.84	$2.05	$1.58
Income from discontinued operations	0.03	—	0.03	—

Net income attributable to common shareholders	$1.11	$0.84	$2.08	$1.58

Diluted EPS:
Income from continuing operations attributable to common shareholders	$1.07	$0.84	$2.04	$1.57
Income from discontinued operations	0.03	—	0.03	—

Net income attributable to common shareholders	$1.10	$0.84	$2.07	$1.57

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

(b)
For the three and six months ended June 30, 2011, the dilutive effect of unexercised stock options excludes 19 million and 20 million options, respectively. For the three and six months ended June 30, 2010, the dilutive effect of unexercised stock options excludes 35 million and 38 million options, respectively. Such amounts for all periods were excluded from the computation of EPS because inclusion of the options would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Foreign currency conversion revenue	$213	$205	$426	$393
Delinquency fees	142	153	285	312
Service fees	89	80	176	162
Other	140	59	226	130

Total other commissions and fees	$584	$497	$1,113	$997

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a detail of other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Global Network Services partner revenues	$156	$133	$302	$247
Gain (Loss) on investment securities	—	(5)	—	(4)
Other	381	358	710	668

Total other revenues	$537	$486	$1,012	$911

The following is a detail of marketing, promotion, rewards and cardmember services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Marketing and promotion	$795	$824	$1,504	$1,443
Cardmember rewards	1,613	1,192	3,190	2,403
Cardmember services	173	127	337	284

Total marketing, promotion, rewards and cardmember services	$2,581	$2,143	$5,031	$4,130

The following is a detail of other, net expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Occupancy and equipment	$391	$379	$785	$763
Communications	92	97	187	192
MasterCard and Visa settlements	(213)	(213)	(426)	(426)
Other	305	201	596	425

Total other, net expense	$575	$464	$1,142	$954

15. Contingencies
The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities and are periodically subject to governmental examinations (including by regulatory authorities), information gathering requests, subpoenas, inquiries and investigations (collectively, “governmental examinations”). As of June 30, 2011, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses or refers to certain of its more significant legal proceedings and governmental examinations under Item 1. Legal Proceedings in Part II. Other Information (Legal Proceedings).
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues such that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examination disclosed or referred to in Legal Proceedings as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $520 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents certain operating segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Non-interest revenues:
USCS	$2,696	$2,496	$5,182	$4,777
ICS	1,112	864	2,101	1,742
GCS	1,259	1,076	2,436	2,089
GNMS	1,183	1,004	2,271	1,938
Corporate & Other, including adjustments and eliminations(a)	217	177	374	324

Total	$6,467	$5,617	$12,364	$10,870

Interest income:
USCS	$1,263	$1,315	$2,557	$2,726
ICS	347	342	672	705
GCS	2	2	4	3
GNMS	1	1	2	2
Corporate & Other, including adjustments and eliminations(a)	115	138	220	267

Total	$1,728	$1,798	$3,455	$3,703

Interest expense:
USCS	$200	$204	$403	$394
ICS	108	99	214	205
GCS	70	55	128	104
GNMS	(55)	(46)	(103)	(93)
Corporate & Other, including adjustments and eliminations(a)	254	298	528	598

Total	$577	$610	$1,170	$1,208

Total revenues, net of interest expense:
USCS	$3,759	$3,607	$7,336	$7,109
ICS	1,351	1,107	2,559	2,242
GCS	1,191	1,023	2,312	1,988
GNMS	1,239	1,051	2,376	2,033
Corporate & Other, including adjustments and eliminations(a)	78	17	66	(7)

Total	$7,618	$6,805	$14,649	$13,365

Income (loss) from continuing operations:
USCS	$665	$516	$1,220	$930
ICS	161	155	350	294
GCS	177	112	361	197
GNMS	324	261	637	514
Corporate & Other, including adjustments and eliminations(a)	(32)	(27)	(96)	(33)

Total	$1,295	$1,017	$2,472	$1,902

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Introduction
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
The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces, and direct response advertising.
The Company recently created the Enterprise Growth Group, which focuses on generating alternative sources of revenue on a global basis, both organically and through acquisitions, in areas such as online and mobile payments and fee-based services.
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

Financial Targets
The Company will seek to achieve three financial targets, on average and over time:
•	Revenues net of interest expense growth of at least 8 percent;
•	Earnings per share (EPS) growth of 12 to 15 percent; and
•	Return on average equity (ROE) of 25 percent or more.
If the Company achieves its EPS target as well as the ROE target, it would seek to return, on average and over time, approximately 50 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock.
Forward-Looking Statements and Non-GAAP Measures
Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section below. In addition, certain calculations included within this Form 10-Q constitute non-GAAP financial measures. The Company’s calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.
Bank Holding Company
The Company is a bank holding company under the Bank Holding Company Act of 1956 and the Federal Reserve Board (Federal Reserve) is the Company’s primary federal regulator. As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.
Current Business Environment/Outlook
The Company’s results for the second quarter of 2011 continued to reflect strong spending growth and improved credit performance. During the quarter cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses.
While the positive impacts of stronger billings growth and modestly higher borrowing levels were partially offset by lower loan yields, the strong billings growth, improved credit trends and the benefit of a lower effective tax rate provided the Company with the opportunity to invest in the business at significant levels and also generate strong earnings. These investments continue to be focused both on driving near-term metrics and building capabilities that will benefit the medium to long-term success of the Company.
The Company also continued to invest in its rewards programs. During the second quarter rewards costs rose significantly, reflecting greater rewards-related spending volumes and higher co-brand expense. In addition, higher cardmember redemptions led to an increase in the ultimate redemption rate, while a shift in redemption mix also drove an increase in the weighted average cost per point. These increases in the ultimate redemption rate and weighted average cost per point, both of which impacted the expense related to points earned during the quarter as well as the Membership Rewards liability for unredeemed points at the beginning of the quarter, led to a more pronounced increase in rewards costs during this quarter than in previous quarters.
The Company’s improving credit trends mentioned above contributed to a reduction in loan write-offs and in loss reserve levels over the course of the second quarter of 2011 when compared to 2010. Despite a reduction of approximately $400 million in loss reserve levels during the quarter, reserve coverage ratios remain at appropriate levels. Going forward, the Company expects benefits to its results from reserve releases to diminish.

Net interest yield declined compared to the second quarter of 2010. The lower yield reflects lower revolving levels and lower balances at penalty rates due to the implementation of elements of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Going forward, yield will continue to be influenced by certain strategies the Company decides to employ, such as its current focus on premium lending, as well as other factors such as the credit quality of its portfolio, the percentage of the portfolio that is revolving, the cost of funds and potential pricing changes.
Despite the continued momentum across the Company’s businesses, the economic and regulatory environment remains uncertain. The uncertain environment includes questions about the creditworthiness of sovereign issuers within Europe and the ongoing possibility of a credit downgrade of U.S. government-issued securities. Sovereign defaults or credit downgrades could lead to disruptions in the money markets, changes in the foreign exchange value of the Euro or the U.S. dollar, or both, reduce the attractiveness and value of U.S. and European assets, or increase borrowing costs for consumers and companies in Europe and the United States. In addition, the Company received the last settlement payment from Mastercard in the second quarter, will receive the last payment from Visa in the fourth quarter and faces more difficult year-over-year comparisons in light of strong 2010 volume and credit performance. In light of these factors, the Company is continuing to implement its plan to slow the growth of its operating expenses as it exits this year and enters 2012.
Reengineering Initiatives
During 2011, the Company expects to record restructuring charges related to employee severance obligations, other employee-related costs and lease termination costs resulting from the planned consolidation of facilities within the Company’s global servicing network, which was first announced in the fourth quarter of 2010. The expected aggregate amount of $60 million to $80 million pretax (approximately $38 million to $51 million after-tax) is expected to include approximately $25 million to $35 million in costs associated with additional employee compensation and approximately $35 million to $45 million in other costs principally relating to the termination of certain real property leases. During the first and second quarter, respectively, the Company has recorded $11 million ($7 million after-tax) and $4 million ($2 million after-tax) of such additional charges.
Substantially all of the reengineering activities are expected to be completed by the end of the fourth quarter of 2011.
In the second quarter of 2011, the Company recorded $44 million ($34 million after-tax) of additional severance related reengineering costs unrelated to the global servicing initiatives described above.
Acquisitions
During the first quarter of 2011, the Company completed the acquisition of a controlling interest in Loyalty Partner (March 1, 2011) for total consideration of $616 million ($585 million plus $31 million in cash acquired). In addition, the Company may acquire the remaining noncontrolling equity interest over the next five years at a price based on business performance, which currently has an estimated fair value of $150 million. Loyalty Partner is a leading marketing services company best known for the loyalty programs it operates in Germany, Poland and India. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. The final purchase price allocation will be completed in a subsequent quarter.
Refer to Note 2 of the Consolidated Financial Statements for further information.

American Express Company
Selected Statistical Information
Refer to “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing in the tables below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business:
United States	$136.8	$119.7	$260.9	$227.7
Outside the United States	70.8	55.6	134.6	108.6

Total	$207.6	$175.3	$395.5	$336.3

Total cards-in-force: (millions)
United States	49.8	49.0	49.8	49.0
Outside the United States	44.2	39.9	44.2	39.9

Total	94.0	88.9	94.0	88.9

Basic cards-in-force: (millions)(a)
United States	38.7	37.9	38.7	37.9
Outside the United States	35.3	31.8	35.3	31.8

Total	74.0	69.7	74.0	69.7

Average discount rate	2.54%	2.56%	2.54%	2.56%
Average basic cardmember spending (dollars)(b)	$3,767	$3,288	$7,206	$6,299
Average fee per card (dollars)(b)	$39	$37	$39	$37
Average fee per card adjusted (dollars)(b)	$43	$41	$43	$41

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

(b)
Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $68 million and $48 million for the three months ended June 30, 2011 and 2010, respectively, and $132 million and $99 million for the six months ended June 30, 2011 and 2010, respectively. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $56 million for both the three months ended June 30, 2011 and 2010, and $110 million and $107 million for the six months ended June 30, 2011 and 2010, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company
Selected Statistical Information
(continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Worldwide cardmember receivables
Total receivables	$40.1	$34.6	$40.1	$34.6
Loss reserves (millions)
Beginning balance	$421	$498	$386	$546
Provision for losses on authorized transactions(a)	119	55	279	239
Net write-offs	(128)	(121)	(260)	(365)
Other	3	8	10	20

Ending balance	$415	$440	$415	$440

% of receivables	1.0%	1.3%	1.0%	1.3%
Net write-off rate — principal — USCS(b)	1.5%	1.6%	1.6%	1.7%
Net write-off rate — principal and fees — USCS(b)	1.7%	1.8%	1.7%	1.9%
30 days past due as a % of total — USCS	1.7%	1.5%	1.7%	1.5%
Net loss ratio as a % of charge volume — ICS/GCS(c)	0.09%	0.10%	0.09%	0.23%
90 days past billing as a % of total — ICS/GCS(c)	0.8%	1.0%	0.8%	1.0%

Worldwide cardmember loans
Total loans	$58.7	$57.3	$58.7	$57.3
30 days past due as a % of total	1.6%	2.8%	1.6%	2.8%
Loss reserves (millions)
Beginning balance	$2,921	$5,314	$3,646	$3,268
Adoption of GAAP consolidation standard(d)	—	—	—	2,531
Provision for losses on authorized transactions	146	520	7	1,190
Net write-offs — principal	(457)	(867)	(992)	(1,902)
Net write-offs — interest and fees	(54)	(92)	(115)	(206)
Other	4	(9)	14	(15)

Ending balance	$2,560	$4,866	$2,560	$4,866

Ending Reserves — principal	$2,488	$4,743	$2,488	$4,743
Ending Reserves — interest and fees	$72	$123	$72	$123
% of loans	4.4%	8.5%	4.4%	8.5%
% of past due	273%	307%	273%	307%
Average loans	$58.5	$57.5	$58.6	$58.5
Net write-off rate — principal only(b)	3.1%	6.0%	3.4%	6.5%
Net write-off rate — principal, interest and fees(b)	3.5%	6.7%	3.8%	7.2%
Net interest income divided by average loans(e)(f)	7.9%	8.3%	7.9%	8.6%
Net interest yield on cardmember loans(e)	9.0%	9.6%	9.1%	9.9%

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)
The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

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

(d)
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

American Express Company
Selected Statistical Information
(continued)
Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages and where indicated)	2011	2010	2011	2010
Net interest income	$1,151	$1,188	$2,285	$2,495
Average loans (billions)	$58.5	$57.5	$58.6	$58.5
Adjusted net interest income	$1,313	$1,379	$2,639	$2,877
Adjusted average loans (billions)	$58.2	$57.4	$58.4	$58.4
Net interest income divided by average loans(a)	7.9%	8.3%	7.9%	8.6%
Net interest yield on cardmember loans	9.0%	9.6%	9.1%	9.9%

(a)	Refer to “Selected Statistical Information”, footnote (e) above.
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
Consolidated Results of Operations for the Three Months Ended June 30, 2011 and 2010
The Company’s consolidated net income for the three months ended June 30, 2011 increased $314 million or 31 percent to $1.3 billion and diluted EPS, including discontinued operations, increased by $0.26 to $1.10.
The Company’s total revenues net of interest expense and total expenses increased by approximately 12 percent and 21 percent, respectively, while total provisions for losses decreased by 45 percent for the three months ended June 30, 2011, as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates from 2010 to 2011, total revenues net of interest expense and total expenses increased approximately 8 percent and 17 percent, respectively, while provisions for losses decreased approximately 46 percent in 20111.

[1]
The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended June 30, 2011 apply to the period against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense for the three months ended June 30, 2011 of $7.6 billion were up $813 million or 12 percent from 2010. The increase in total revenues net of interest expense primarily reflects higher discount revenues, greater travel commissions and fees, increased other commissions and fees, higher other revenue and higher net card fees, partially offset by lower net interest income.
Discount revenue for the three months ended June 30, 2011 increased $598 million or 16 percent as compared to 2010 to $4.3 billion as a result of 18 percent growth in billed business volumes, partially offset by a slight decline in the average discount rate. The lower revenue growth versus total billed business growth reflects the relatively faster growth in billed business related to GNS, where the Company shares the discount revenue with card issuing partners, and higher contra-revenue items, including corporate incentive payments and partner payments. The average discount rate was 2.54 percent and 2.56 percent for the three months ended June 30, 2011 and 2010, respectively.
U.S. billed business and billed business outside the United States were up 14 percent and 27 percent, respectively, for the three months ended June 30, 2011 as compared to the same period in the prior year. The increase in billed business within the United States reflected an increase in average spending per proprietary basic card and a slight increase in basic cards-in-force. The increase in billed business outside the United States reflected an increase in average spending per proprietary basic card and basic cards-in-force.
The table below summarizes selected statistics for billed business and average spend during the three months ended June 30, 2011 compared to the same period in the prior year:

	2011
		Percentage Increase
		(Decrease) Assuming
	Percentage	No Changes in
	Increase	Foreign Exchange
	(Decrease)	Rates	(a)
Worldwide(b)
Billed business	18%	15%
Proprietary billed business	16	13
GNS billed business(c)	36	25
Average spending per proprietary basic card	15	11
Basic cards-in-force	6
United States(b)
Billed business	14
Average spending per proprietary basic card	11
Basic cards-in-force	2
Proprietary consumer card billed business(d)	12
Proprietary small business billed business(d)	14
Proprietary Corporate Services billed business(e)	15
Outside the United States(b)
Billed business	27	15
Average spending per proprietary basic card	24	12
Basic cards-in-force	11
Proprietary consumer and small business billed business(f)	23	11
Proprietary Corporate Services billed business(e)	27	14

(a)	Refer to footnote 1 on page 37 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the Global Network & Merchant Services (GNMS) segment.

(d)	Included in the U.S. Card Services (USCS) segment.

(e)	Included in the Global Commercial Services (GCS) segment.

(f)	Included in the International Card Services (ICS) segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States grew 19 percent in Japan, Asia Pacific and Australia, 15 percent in Latin America and Canada, and 11 percent in Europe, the Middle East and Africa.
Total cards-in-force increased 6 percent worldwide due to a 15 percent increase in GNS, a 2 percent increase in USCS, a 1 percent increase in GCS, and a 1 percent increase in ICS. During the three months ended June 30, 2011, total cards-in-force increased by 400,000 in the United States and increased by 1,200,000 outside the United States compared to the first quarter of 2011.
Travel commissions and fees increased $89 million or 21 percent to $523 million, primarily reflecting a 17 percent increase in worldwide travel sales and a slight increase in the sales commission rate.
Other commissions and fees increased $87 million or 18 percent to $584 million, primarily driven by revenues related to Loyalty Partner operations.
Other revenues increased $51 million or 10 percent to $537 million, primarily reflecting higher GNS partner royalty revenues, higher foreign exchange fees, higher global prepaid revenues and greater merchant-related fee revenues.
Interest income decreased $70 million or 4 percent to $1.7 billion for the three months ended June 30, 2011 compared to the same period in the prior year. Interest and fees on loans decreased 3 percent, driven by a lower yield, which was partially offset by a 2 percent increase in average cardmember loans. The lower net yield reflects lower revolving levels and lower balances at penalty rates due to the implementation of elements of the CARD Act and improved credit performance. These reductions to yield were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Interest and dividends on investment securities decreased $26 million or 21 percent to $99 million, primarily reflecting decreased investment levels, partially offset by higher investment yields. Interest on deposits with banks and others increased $2 million or 13 percent to $18 million, primarily due to higher average deposit balances versus the prior year.
Interest expense decreased $33 million or 5 percent to $577 million for the three months ended June 30, 2011 compared to the same period in 2010. Interest on deposits decreased $6 million or 4 percent to $131 million, as an increase in balances was more than offset by a lower cost of funds. Interest on long-term debt and other decreased 6 percent, reflecting a lower average long-term debt balance, partially offset by a higher effective cost of funds.
Provisions for Losses
Provisions for losses of $357 million for the three months ended June 30, 2011 decreased $295 million or 45 percent compared to the same period in 2010. Charge card provisions for losses increased $65 million or 68 percent, primarily driven by higher average receivable levels and a lower provisions for losses in the prior year due to improving credit performance. Cardmember loans provisions for losses decreased $364 million to $176 million or 67 percent, reflecting lower write-off dollars and a lower cardmember reserve requirement at the end of the second quarter of 2011 due to improving credit performance. Other provisions for losses increased $4 million or 25 percent.
Expenses
Consolidated expenses for the three months ended June 30, 2011 were $5.5 billion, up $938 million or 21 percent from $4.6 billion in 2010. The increase reflects increased cardmember rewards expenses, higher salaries and employee benefits expenses, greater professional services expenses and cardmember services expenses, partially offset by lower marketing and promotion expenses.
Marketing and promotion expenses decreased $29 million or 4 percent to $795 million for the three months ended June 30, 2011 from $824 million in 2010 due to lower USCS product media spending, partially offset by higher international investments.

Cardmember rewards expenses increased $421 million or 35 percent to $1.6 billion in 2011 from $1.2 billion in 2010, reflecting greater rewards-related spending volumes and higher co-brand expense. In addition, higher redemption rates led to an increase in the ultimate redemption rate, while a shift in redemption mix also drove an increase in the weighted average cost per point. These increases in the ultimate redemption rate and weighted average cost per point, both of which impacted the expense related to points earned during the quarter as well as the Membership Rewards liability for unredeemed points at the beginning of the quarter, led to a more pronounced increase in rewards costs during this quarter than in previous quarters. Refer to “Critical Accounting Policies” in the Company’s 2010 Annual Report to Shareholders for further discussion of its accounting policy for reserves for Membership Rewards costs.
Cardmember services expense increased $46 million or 36 percent to $173 million reflecting increased costs associated with new benefits made available to U.S. cardmembers.
Salaries and employee benefits expenses increased $280 million or 21 percent to $1.6 billion for the three months ended June 30, 2011 from $1.3 billion in 2010, reflecting higher employee levels, merit increases for existing employees, higher benefit-related costs, $48 million ($36 million after-tax) of severance costs related to reengineering activities and higher incentive related compensation.
Professional services expenses for the three months ended June 30, 2011 increased $109 million or 17 percent compared to the same period in 2010, reflecting higher technology development expenditures including various initiatives related to digitizing the business, globalizing operating platforms and enhancing analytical and data capabilities; higher legal costs; and greater third-party merchant sales-force commissions. The increase also includes reduction of previously capitalized amounts related to software developed by third-party vendors of approximately $38 million, or $24 million after tax.
Other, net expenses for the three months ended June 30, 2011 increased $104 million compared to the same period in 2010, primarily reflecting a smaller benefit related to accounting for hedging the Company’s fixed-rate debt in the second quarter of 2011 versus the prior year as well as a prior year foreign exchange translation gain.
Income Taxes
The effective tax rate from continuing operations was 27 percent for the three months ended June 30, 2011 compared to 36 percent for the same period in 2010. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits. In addition, the tax rate in the second quarter of 2011 includes the impact of a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items while the tax rate in 2010 includes the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.
Consolidated Results of Operations for the Six Months Ended June 30, 2011 and 2010
The Company’s consolidated net income for the six months ended June 30, 2011 increased $606 million or 32 percent to $2.5 billion and diluted EPS, including discontinued operations, increased by $0.50 or 32 percent to $2.07.
The Company’s total revenues net of interest expense and total expenses increased by approximately 10 percent and 20 percent, respectively, while total provisions for losses decreased by 72 percent for the six months ended June 30, 2011 as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates from 2010 to 2011, total revenues net of interest expense and total expenses increased approximately 7 percent and 17 percent, respectively2.

[2]
The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the six months ended June 30, 2011 apply to the period against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense for the six months ended June 30, 2011 of $14.6 billion were up $1.3 billion or 10 percent from 2010. The increase in total revenues net of interest expense primarily reflects higher discount revenues, greater travel commissions and fees, increased other commissions and fees, higher other revenue and higher net card fees, partially offset by lower net interest income.
Discount revenue for the six months ended June 30, 2011 increased $1.1 billion or 15 percent as compared to 2010 to $8.2 billion as a result of an 18 percent increase in billed business. The average discount rate was 2.54 percent and 2.56 percent for the six months ended June 30, 2011 and 2010, respectively.
U.S. billed business and billed business outside the United States were up 15 percent and 24 percent, respectively, for the six months ended June 30, 2011. The increase in billed business within the United States reflected an increase in average spending per proprietary basic card and a slight increase in basic cards-in-force. The increase in billed business outside the United States reflected an increase in average spending per proprietary basic card and basic cards-in-force.
The table below summarizes selected statistics for billed business and average spend during the six months ended June 30, 2011 compared to the same period in the prior year:

	2011
		Percentage Increase
		(Decrease) Assuming
	Percentage	No Changes in
	Increase	Foreign Exchange
	(Decrease)	Rates	(a)
Worldwide(b)
Billed business	18%	15%
Proprietary billed business	15	13
GNS billed business(c)	33	25
Average spending per proprietary basic card	14	12
Basic cards-in-force	6
United States(b)
Billed business	15
Average spending per proprietary basic card	12
Basic cards-in-force	2
Proprietary consumer card billed business(d)	13
Proprietary small business billed business(d)	14
Proprietary Corporate Services billed business(e)	16
Outside the United States(b)
Billed business	24	15
Average spending per proprietary basic card	21	12
Basic cards-in-force	11
Proprietary consumer and small business billed business(f)	20	10
Proprietary Corporate Services billed business(e)	24	15

(a)	Refer to footnote 2 on page 40 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the Global Network & Merchant Services (GNMS) segment.

(d)	Included in the U.S. Card Services (USCS) segment.

(e)	Included in the Global Commercial Services (GCS) segment.

(f)	Included in the International Card Services (ICS) segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States grew 18 percent in Japan, Asia Pacific and Australia, 15 percent in Latin America and Canada, and 10 percent in Europe, the Middle East and Africa.
Total cards-in-force increased 6 percent worldwide due to a 15 percent increase in GNS, a 2 percent increase in USCS and a 1 percent increase in GCS. During the six months ended June 30, 2011, total cards-in-force increased by 800,000 in the United States and increased by 4,300,000 outside of the United States compared to the same period in 2010.
Travel commissions and fees increased $158 million or 19 percent to $977 million, primarily reflecting a 17 percent increase in worldwide travel sales, partially offset by a lower travel commission rate.
Other commissions and fees increased $116 million or 12 percent to $1.1 billion, driven primarily by revenues related to Loyalty Partner operations, and greater foreign conversion revenues related to higher spending, partially offset by lower delinquency fees.
Other revenues increased $101 million or 11 percent to $1.0 billion, primarily reflecting higher GNS partner royalty revenues, higher merchant-related fee revenues, higher foreign exchange fees and higher global prepaid revenues and publishing revenues, partially offset by reduced insurance premium revenues.
Interest income decreased $248 million or 7 percent to $3.5 billion for the six months ended June 30, 2011 compared to the same period in the prior year. Interest and fees on loans decreased $202 million or 6 percent to $3.2 billion, driven by a lower yield on cardmember loans, partially offset by an increase in average cardmember loans. The lower net yield reflects lower revolving levels and lower balances at penalty rates due to the implementation of elements of the CARD Act and improved credit performance. These reductions to yield were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Interest and dividends on investment securities decreased $55 million or 23 percent to $187 million, primarily reflecting decreased average investment levels, partially offset by higher investment yields. Interest on deposits with banks and others increased $9 million or 31 percent to $38 million, primarily due to higher average deposit balances versus the prior year.
Interest expense decreased $38 million or 3 percent to $1.2 billion for the six months ended June 30, 2011 compared to the same period in 2010. Interest on deposits increased $3 million or 1 percent to $268 million, as an increase in average deposit balances was partially offset by a lower cost of funds. Interest on long-term debt and other decreased $40 million or 4 percent, reflecting a lower average long-term debt balance, partially offset by a higher effective cost of funds.
Provisions for Losses
Provisions for losses of $454 million for the six months ended June 30, 2011 decreased $1.1 billion or 72 percent compared to the same period in 2010. Charge card provisions for losses increased $36 million or 11 percent, primarily driven by higher average receivable levels and a lower provisions for losses in the prior year due to improved credit trends. Cardmember loans provisions for losses decreased $1.2 billion or 95 percent to $56 million, primarily reflecting lower write-offs, and a lower cardmember reserve requirement as of June 30, 2011, due to improving credit performance. Other provisions for losses decreased $5 million or 11 percent.

Expenses
Consolidated expenses for the six months ended June 30, 2011 were $10.7 billion, up $1.8 billion or 20 percent from $8.9 billion in 2010. The increase reflects increased cardmember rewards expenses, higher salaries and employee benefits expenses, greater professional services expenses, higher other, net expenses, higher marketing and promotional expenses, higher cardmember services expenses, and higher occupancy and equipment expenses, slightly offset by lower communication expenses.
Marketing and promotion expenses increased $61 million or 4 percent to $1.5 billion for the six months ended June 30, 2011 from $1.4 billion in 2010, reflecting increased investment spending resulting from continued strong credit and business trends during the first six months of 2011.
Cardmember rewards expenses increased $787 million or 33 percent to $3.2 billion in 2011 from $2.4 billion in 2010, reflecting higher rewards-related spending volumes and co-brand expense. In addition, higher redemption rates led to an increase in the ultimate redemption rate; to a lesser extent, a shift in redemption mix also drove an increase in the weighted average cost per point. These increases in the ultimate redemption rate and weighted average cost per point, both of which impacted the expense related to points earned during the period as well as the Membership Rewards liability for unredeemed points at the beginning of the period, led to a more pronounced increase in rewards costs during this period than in previous periods.
Salaries and employee benefits expenses increased $475 million or 18 percent to $3.1 billion for the six months ended June 30, 2011 from $2.6 billion in 2010, reflecting higher employee levels, merit increases for existing employees, higher benefit-related costs, costs related to reengineering activities and higher incentive related compensation.
Professional services expenses for the six months ended June 30, 2011 increased $211 million or 18 percent compared to the same period in 2010, reflecting higher technology development expenditures including various initiatives related to digitizing the business, globalizing operating platforms, and enhancing analytical and data capabilities; higher legal costs; and greater third-party merchant sales-force commissions. The increase also includes reduction of amounts previously capitalized related to software developed by third-party vendors.
Other, net expenses for the six months ended June 30, 2011 increased $171 million compared to the same period in 2010, primarily reflecting a loss on foreign exchange translation in the six months ended June 30, 2011 versus a gain on similar translation in the prior year, as well as a smaller benefit related to accounting for hedging the Company’s fixed-rate debt compared to the prior year, higher taxes other than income and higher travel and entertainment costs.
Income Taxes
The effective tax rate from continuing operations was 29 percent for the six months ended June 30, 2011 compared to 33 percent for the same period in 2010. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits. In addition, the tax rate for the six months ended June 30, 2011 includes the impact of a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items while the tax rate in 2010 included the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.

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
The Company currently calculates and reports its capital ratios under the measurement standards commonly referred to as Basel I. In June 2004, the Basel Committee on Banking Supervision (commonly referred to as Basel) published new international guidelines for determining regulatory capital (Basel II). In December 2007, the U.S. bank regulatory agencies jointly adopted a final rule based on Basel II. The Company has adopted Basel II in certain non-U.S. jurisdictions and is currently taking steps towards Basel II implementation in the U.S.
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

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of June 30, 2011. As noted below, certain of these ratios are based on shareholders’ equity of $18.2 billion as of June 30, 2011.

	Well-
	Capitalized
	Ratio	Actual
Risk-Based Capital
Tier 1	6%
American Express Company		12.3%
Centurion Bank		20.2%
FSB		17.9%
Total	10%
American Express Company		14.3%
Centurion Bank		21.5%
FSB		20.4%
Tier 1 Leverage	5%
American Express Company		10.1%
Centurion Bank		22.5%
FSB		15.6%
Tier 1 Common Risk-Based
American Express Company		12.3%
Common Equity to Risk-Weighted Assets
American Express Company		15.8%
Tangible Common Equity to Risk-Weighted Assets
American Express Company		11.9%

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules been in place during the second quarter of 2011, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would decline by approximately 40 basis points. In addition, the impact of the new rules on the reported Tier 1 leverage ratio would be a decline of approximately 160 basis points. The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the U.S. implementation of the Basel III rules.
The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, all of which are calculated as per standard regulatory guidance:
Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of June 30, 2011 were $115.3 billion.
Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of June 30, 2011 was $14.2 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve Board for treatment as Tier 2 capital. Tier 2 capital as of June 30, 2011 was $2.4 billion.
Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of June 30, 2011 were $140.1 billion.
The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:
Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

June 30,
(Millions)	2011
Total shareholders’ equity	$18,205
Effect of certain items in accumulated other comprehensive income (loss) excluded from Tier 1 common equity	310
Less: Ineligible goodwill and intangible assets	(4,152)
Less: Ineligible deferred tax assets	(213)

Total Tier 1 common equity	$14,150

The Company believes the Tier 1 common risk-based capital ratio may be useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed international banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.
Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $18.2 billion as of June 30, 2011, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.4 billion as of June 30, 2011. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.
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
During the three and six months ended June 30, 2011, the Company returned $966 million and $1.2 billion, respectively, in dividends and share repurchases, which represents approximately 61 percent and 40 percent of total capital generated.
During the second quarter of 2011, the Company commenced share repurchase activities and repurchased 15 million common shares at an average price of $50.14. On January 7, 2011, the Company submitted its Comprehensive Capital Plan (CCP) to the Federal Reserve requesting approval to proceed with additional share repurchases in 2011. The CCP included an analysis of performance and capital availability under certain adverse economic assumptions, as well as a capital distribution plan outlining the Company’s plans to return capital to shareholders in 2011 through dividends and share repurchases. On March 18, 2011, the Company was informed that the Federal Reserve had no objections to the Company’s 2011 capital distribution plan. The total number of shares repurchased in 2011 will be based on the Company’s business plans and financial performance, and will be consistent with its submitted capital distribution plan.
Since the inception of repurchase programs in December 1994, 699 million shares have been acquired under cumulative Board authorizations to repurchase up to 770 million shares. On a cumulative basis, since 1994, the Company has distributed 63 percent of capital generated through share repurchases and dividends.
As discussed above, the objective is to return to shareholders, on average and over time, approximately 50 percent of the capital the Company generates through a combination of dividends and the repurchase of common shares.
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

The Company seeks to raise funds to meet all of its financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term borrowings on a consolidated basis for a 12-month period. Management does not expect to make any major funding or liquidity strategy changes in order to meet Basel III’s Liquidity Coverage Ratio (LCR) standard.
During the second quarter of 2011, the Company issued C$325 million of senior unsecured debt with a maturity of three years and a floating rate of 1-month Canadian Dealer Offered Rate (CDOR) plus 105 basis points, C$400 million of senior unsecured debt with a maturity of five years and a coupon of 3.6 percent and $600 million of senior unsecured debt with a maturity of three years and a floating rate of 3-month LIBOR plus 85 basis points. The Company’s funding plan for the full year 2011 includes, among other sources, approximately $3 billion to $7 billion of unsecured term debt issuance and zero to $3 billion of secured term debt issuance. The Company’s funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by the Company, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond the Company’s control.
The Company’s equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help to support the Company’s access to cost-effective unsecured funding as part of its overall financing programs. Ratings for the Company’s asset-backed securitization (ABS) activities are evaluated separately.
Unsecured Debt Ratings

		Short-Term	Long-Term
Credit Agency	Entity Rated	Ratings	Ratings	Outlook
DBRS	All rated entities	R-1	A	Stable
		(middle)	(high)
Fitch	All rated entities TRS and rated	F1	A+	Stable
Moody’s	operating subsidiaries	Prime-1	A2	Stable(a)
Moody’s	American Express Company	Prime-2	A3	Stable(a)
S&P	All rated entities	A-2	BBB+	Stable

(a)	In May 2011, Moody’s revised its ratings outlook for American Express Company, TRS and rated operating subsidiaries from “Negative” to “Stable”.
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

Deposit Programs
The Company offers deposits within its American Express Centurion Bank and American Express Bank, FSB subsidiaries (together, the Banks). These funds are currently insured up to $250,000 per account through the Federal Deposit Insurance Corporation (FDIC). The Company’s ability to obtain deposit funding and offer competitive interest rates is dependent on the Banks’ capital levels. The Company, through FSB, has a direct deposit-taking program, Personal Savings from American Express, to supplement its distribution of deposit products through third-party distribution channels. This program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.
During the second quarter of 2011, within U.S. retail deposits the Company focused on continuing to grow both the number of accounts and the total balances outstanding on savings accounts and CDs that were sourced directly with consumers through Personal Savings from American Express. The account and balance growth of Personal Savings from American Express financed the maturities of CDs issued through third-party distribution channels.
The Company held the following deposits as of:

	June 30,	December 31,
(Billions)	2011	2010
U.S. retail deposits:
Savings accounts — Direct	$13.0	$7.7
Certificates of deposit:(a)
Direct	0.9	1.1
Third party	8.6	11.4
Sweep accounts — Third party	9.1	8.9
Other deposits	0.7	0.6

Total customer deposits	$32.3	$29.7

(a)
The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 20.0 months and 2.6 percent, respectively.

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
Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the six months ended June 30, 2011, no triggering events have occurred resulting in funding of reserve accounts or early amortization.
The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, with its new final rule for its securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of the American Express Credit Account Master Trust (the Lending Trust) are grandfathered under the new FDIC final rule. The trust for the Company’s cardmember charge receivable securitization (the Charge Trust) does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured and continues to be structured such that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Company has received confirmation from Moody’s, S&P and Fitch, which rate issuances from the Charge Trust, that they will continue to rate issuances from such trust in the same manner as they have historically, even though the Charge Trust does not satisfy the requirements to be covered by the FDIC’s safe harbor rule. Nevertheless, one or more of the rating agencies may ultimately conclude that in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the originating bank’s unsecured debt rating. If one or more rating agencies come to this conclusion, it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.
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
As of June 30, 2011, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

(Billions)	Total
Cash	$17.8	(a)
Readily-marketable securities	2.9	(b)

Total Liquidity Portfolio	20.7
Less:
Short-term obligations outstanding	0.7	(c)

Cash and readily-marketable securities available to fund maturities	$20.0

(a)
Includes $23.1 billion classified as Cash and Cash Equivalents, less $5.4 billion of operating cash (cash available to fund day-to-day operations). Cash also includes $206 million classified as Other Assets on the Company’s Consolidated Balance Sheets, which is held against certain forthcoming asset-backed securitization maturities.

(b)	Consists of certain available-for-sale investment securities (U.S. Treasury and agency securities, and government-guaranteed debt) that are considered highly liquid.

(c)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities
	Unsecured	Asset-Backed	Certificates of
Quarter Ending:	Debt	Securitizations	Deposit	Total
September 30, 2011	$0.7	$0.6	$0.7	$2.0
December 31, 2011	6.9	—	1.3	8.2
March 31, 2012	1.0	0.5	1.2	2.7
June 30, 2012	1.2	2.0	0.8	4.0

Total	$9.8	$3.1	$4.0	$16.9

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
The level of net interest costs will be dependent on the size of the Company’s cash and readily-marketable securities holdings, as well as the difference between its cost of funding these amounts and their investment yields.
Securitized Borrowing Capacity
The Company maintained a $3 billion committed, revolving, secured financing facility sponsored by and with liquidity backup provided by a syndicate of banks as of June 30, 2011. The facility is used in the ordinary course of business to fund seasonal working capital needs, as well as further enhance the Company’s contingent funding resources.
Federal Reserve Discount Window
The Banks are insured depository institutions that have the capability of borrowing from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowing made through the discount window. Whether specific assets will be considered qualifying collateral for secured borrowings made through the discount window, and the amount that may be borrowed against the collateral, remain in the discretion of the Federal Reserve.
The Company had approximately $33.8 billion as of June 30, 2011, in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities
The Company maintained committed bank credit facilities as of June 30, 2011, as follows:

	Parent		Centurion
(Billions)	Company	Credco	Bank	FSB	Total	(a)
Committed(b)	$0.8	$9.1	$0.4	$0.4	$10.7
Outstanding	$—	$4.2	$—	$—	$4.2

(a)	Does not include the $3.0 billion Secured Borrowing Capacity described above.

(b)	Committed lines were supplied by 32 financial institutions as of June 30, 2011.
The Company’s committed facilities expire as follows:

(Billions)
2011(a)	$3.3
2012	7.4

Total	$10.7

(a)	These credit facilities were allowed to expire on July 21, 2011.
Certain Other Off-Balance Sheet Arrangements
As of June 30, 2011, the Company had approximately $235 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products have no pre-set limit and, therefore, are not reflected in unused credit available to cardmembers.
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
For the six months ended June 30, 2011, net cash provided by operating activities of $4.4 billion decreased $0.1 billion compared to $4.5 billion for the six months ended June 30, 2010 due to lower provisions for losses, decreases in non-cash adjustments for deferred taxes and other, and changes in other assets and other receivables, offset by higher net income in 2011 and changes in accounts payable and other liabilities.
Cash Flows from Investing Activities
The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.
For the six months ended June 30, 2011, net cash provided by investing activities of $5.5 billion was flat compared to the six months ended June 30, 2010 due to lower purchases of investments and fluctuations in restricted cash in 2011, offset by lower maturity and redemption of investments and a net increase in cardmember loans and receivables.
Cash Flows from Financing Activities
The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.
For the six months ended June 30, 2011, net cash used in financing activities of $3.3 billion decreased $2.5 billion compared to $5.8 billion for the six months ended June 30, 2010 due to an increase in the issuance of long-term debt, a reduction in principal payments on long-term debt, and an increase in customer deposits, partially offset by cash outflows related to the repurchase of common shares and lower net changes in short-term borrowings as compared to the same period in 2010.

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
The CARD Act
The Company is subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009 to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and the Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 by federal bank regulators in the United States. Together, the legislation and the regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. Certain other provisions of the CARD Act require penalty fees to be reasonable and proportional in relation to the circumstances for which such fees are levied and require issuers to evaluate past interest rate increases twice per year to determine whether it is appropriate to reduce such increases.
The Company has made changes to its product terms and practices that are designed to mitigate the impact on Company revenue of the changes required by the CARD Act and the regulatory amendments. These changes include instituting product-specific increases in pricing on purchases and cash advances, modifying the criteria pursuant to which the penalty rate of interest is imposed on a cardmember and assessing late fees on certain charge products at an earlier date than previously assessed. Although the Company believes its actions to mitigate the impact of the CARD Act have, to date, been largely effective (as evidenced in part by the net interest yield for its U.S. lending portfolio), the impacts of certain other provisions of the CARD Act are still subject to some uncertainty (such as the requirement to periodically reevaluate annual percentage rate (APR) increases). Accordingly, in the event the actions undertaken by the Company to date to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on the Company’s results of operations, including its revenue and net income.
Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, President Obama signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau (the Bureau), which regulates consumer credit across the U.S. economy. The Bureau has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the Bureau has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company and its insured depository institution subsidiaries. The Bureau is directed to prohibit “unfair, deceptive or abusive” practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

Under the Dodd-Frank Reform Act, the Federal Reserve is authorized to regulate interchange fees paid to issuing banks on debit card and certain general-use prepaid card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit and general-use prepaid payment card networks and issuers from requiring transactions to be processed on a single payment network. The Federal Reserve issued its final rule on June 29, 2011, which provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for its prepaid cards, and is therefore not a “payment card network” which is subject to the rule. The Dodd-Frank Reform Act also prohibits credit/debit networks from restricting a merchant from offering discounts or incentives to customers in order to encourage them to use a particular form of payment, or from restricting a merchant from setting certain minimum and maximum transaction amounts for credit cards, as long as any such discounts or incentives or any minimum or maximum transaction amounts do not discriminate among issuers or networks and comply with applicable federal or state disclosure requirements.
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
Other Legislative and Regulatory Initiatives
The credit and charge card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards. Although investigations into the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) have largely been a subject of regulators outside the United States, legislation was previously introduced in Congress designed to give merchants antitrust immunity to negotiate interchange collectively with card networks and to regulate certain card network practices. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks.
In addition to the provisions of the Dodd-Frank Reform Act regarding merchants’ ability to offer discounts or incentives to encourage customers’ use of a particular form of payment, a number of U.S. states are also considering legislation that would prohibit card networks from imposing similar conditions, restrictions and penalties on merchants.
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
In addition, beginning in the fourth quarter of 2010, the Company completed its conversion to a new general ledger platform. This conversion enabled the Company to streamline its ledger reporting unit structure, resulting in a reconfiguration of intercompany accounts. These changes have the effect of altering intercompany balances among segments, thus altering reported total segment assets. Total segment assets presented since the first quarter of 2011 reflect the changes described above. This conversion had no impact on segment results, segment capital or return on segment capital metrics.
U.S. Card Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$2,696	$2,496	$5,182	$4,777

Interest income	1,263	1,315	2,557	2,726
Interest expense	200	204	403	394

Net interest income	1,063	1,111	2,154	2,332

Total revenues net of interest expense	3,759	3,607	7,336	7,109
Provisions for losses	228	519	275	1,206

Total revenues net of interest expense after provisions for losses	3,531	3,088	7,061	5,903

Expenses
Marketing, promotion, rewards and cardmember services	1,689	1,410	3,407	2,734
Salaries and employee benefits and other operating expenses	942	857	1,844	1,695

Total	2,631	2,267	5,251	4,429

Pretax segment income	900	821	1,810	1,474
Income tax provision	235	305	590	544

Segment income	$665	$516	$1,220	$930

U.S. Card Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business	$106.8	$94.6	$202.9	$179.5
Total cards-in-force (millions)	40.4	39.6	40.4	39.6
Basic cards-in-force (millions)	30.1	29.5	30.1	29.5
Average basic cardmember spending (dollars)*	$3,567	$3,212	$6,799	$6,095
U.S. Consumer Travel:
Travel sales (millions)	$1,000	$840	$1,849	$1,575
Travel commissions and fees/sales	8.4%	7.9%	8.2%	7.8%
Total segment assets	$85.8	$80.8	$85.8	$80.8
Segment capital (millions)	$8,155	$5,997	$8,155	$5,997
Return on average segment capital (a)	34.4%	26.4%	34.4%	26.4%
Return on average tangible segment capital (a)	36.6%	28.7%	36.6%	28.7%

Cardmember receivables:
Total receivables	$19.2	$17.3	$19.2	$17.3
30 days past due as a % of total	1.7%	1.5%	1.7%	1.5%
Average receivables	$18.4	$17.1	$18.3	$17.0
Net write-off rate — principal only (b)	1.5%	1.6%	1.6%	1.7%
Net write-off rate — principal and fees (b)	1.7%	1.8%	1.7%	1.9%

Cardmember loans:
Total loans	$49.9	$49.0	$49.9	$49.0
30 days past due loans as a % of total	1.5%	2.7%	1.5%	2.7%
Average loans	$49.7	$49.1	$49.7	$49.9
Net write-off rate — principal only (b)	3.2%	6.2%	3.4%	6.7%
Net write-off rate — principal, interest and fees (b)	3.5%	6.8%	3.8%	7.4%
Net interest income divided by average loans (c)(d)	8.6%	9.1%	8.7%	9.4%
Net interest yield on cardmember loans (c)	8.7%	9.3%	8.9%	9.7%

*	Proprietary cards only.

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.5 billion and $1.5 billion for the twelve months ended June 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($7.3 billion and $5.7 billion for the twelve months ended June 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $446 million and $447 million as of June 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (b) on page 36.

(c)	Refer to “Selected Statistical Information”, footnote (e) on page 37.

(d)	Refer to “Selected Statistical Information”, footnote (f) on page 37.

U.S. Card Services
Selected Statistical Information
(continued)
Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages or where indicated)	2011	2010	2011	2010
Net interest income	$1,063	$1,111	$2,154	$2,332
Average loans (billions)	$49.7	$49.1	$49.7	$49.9
Adjusted net interest income	$1,080	$1,145	$2,192	$2,391
Adjusted average loans (billions)	$49.5	$49.2	$49.7	$49.9
Net interest income divided by average loans (a)	8.6%	9.1%	8.7%	9.4%
Net interest yield on cardmember loans	8.7%	9.3%	8.9%	9.7%

(a)	Refer to “Selected Statistical Information”, footnote (f) on page 37.
Results of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010
U.S. Card Services reported segment income increased $149 million or 29 percent and $290 million or 31 percent to $665 million and $1.2 billion for the three and six months ended June 30, 2011, respectively, as compared to the same periods a year ago.
Total revenues net of interest expense increased $152 million or 4 percent and $227 million or 3 percent to $3.8 billion and $7.3 billion for the three and six months ended June 30, 2011, respectively, primarily driven by higher discount revenue, net card fees and other, partially offset by lower net interest income.
Discount revenue, net card fees and other revenues increased $200 million or 8 percent and $405 million or 8 percent to $2.7 billion and $5.2 billion for the three and six months ended June 30, 2011, respectively, primarily due to higher discount revenue resulting from billed business growth and increases in travel sales, partially offset by lower other commissions and fees due to reduced foreign exchange conversion and delinquency-related fees. Billed business for both the three and six months ended June 30, 2011 increased 13 percent, primarily driven by an 11 percent and 12 percent higher average spending per proprietary basic cards-in-force, as compared to the same periods in the prior year.
Interest income of $1.3 billion and $2.6 billion for the three and six months ended June 30, 2011, respectively, decreased $52 million or 4 percent and $169 million or 6 percent, respectively, primarily due to a lower yield on cardmember loans.
Interest expense of $200 million for the three months ended June 30, 2011, decreased $4 million or 2 percent, primarily reflecting a lower cost of funds, partially offset by an increase in funding requirements due to a higher average charge card receivables balance. Interest expense of $403 million increased $9 million or 2 percent for the six months ended June 30, 2011, primarily due to a higher average charge card receivables balance.
Provisions for losses of $228 million and $275 million for the three and six months ended June 30, 2011, respectively, decreased $291 million or 56 percent and $931 million or 77 percent, respectively, primarily reflecting improved cardmember loan credit trends, partially offset by a higher charge card provision resulting from higher business volumes. The lending net write-off rate decreased to 3.2 percent and 3.4 percent for the three and six months ended June 30, 2011 versus 6.2 percent and 6.7 percent for the same periods in the prior year. The charge card net write-off rate was 1.5 percent and 1.6 percent for the three and six months ended June 30, 2011 versus 1.6 percent and 1.7 percent for the same periods in the prior year.

Expenses of $2.6 billion and $5.3 billion increased $364 million or 16 percent and $822 million or 19 percent for the three and six months ended June 30, 2011, respectively, mainly due to increased marketing, promotion, rewards and cardmember services expenses, and, to a lesser extent, higher salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses of $1.7 billion and $3.4 billion increased $279 million or 20 percent and $673 million or 25 percent for the three and six months ended June 30, 2011, respectively, driven by increased rewards costs, which reflect greater rewards-related spending volumes, higher co-brand expense, and increases in the ultimate redemption rate and weighted average cost per point. These increases in the ultimate redemption rate and weighted average cost per point, both of which impacted the expense related to points earned during the period as well as the Membership Rewards liability for unredeemed points at the beginning of the period, led to a more pronounced increase in rewards costs during this period than in previous periods. In addition, cardmember service costs increased as a result of new benefits offered to cardmembers. These increases were partially offset by lower marketing and promotion costs due to lower product media spending.
Salaries and employee benefits and other operating expenses were $942 million and $1.8 billion for the three and six months ended June 30, 2011, respectively, an increase of $85 million or 10 percent and $149 million or 9 percent, reflecting investments in various customer service initiatives, a lower benefit in the second quarter of 2011 compared to the second quarter of 2010 related to hedging the Company’s fixed-rate debt, as well as an expense for the reduction of amounts previously capitalized related to software developed by third-party vendors.
The effective tax rate was 26 percent and 33 percent for the three and six months ended June 30, 2011, respectively. The effective tax rate for the three and six months ended June 30, 2011 reflects the favorable resolution of certain prior years’ tax items. The effective tax rate was 37 percent for both the three and six months ended June 30, 2010.
International Card Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$1,112	$864	$2,101	$1,742

Interest income	347	342	672	705
Interest expense	108	99	214	205

Net interest income	239	243	458	500

Total revenues net of interest expense	1,351	1,107	2,559	2,242
Provisions for losses	78	90	83	248

Total revenues net of interest expense after provisions for losses	1,273	1,017	2,476	1,994

Expenses
Marketing, promotion, rewards and cardmember services	493	376	900	726
Salaries and employee benefits and other operating expenses	584	450	1,140	912

Total	1,077	826	2,040	1,638

Pretax segment income	196	191	436	356
Income tax provision	35	36	86	62

Segment income	$161	$155	$350	$294

International Card Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business	$31.5	$25.5	$59.8	$49.9
Total cards-in-force (millions)	15.1	15.0	15.1	15.0
Basic cards-in-force (millions)	10.4	10.4	10.4	10.4
Average basic cardmember spending (dollars)*	$3,032	$2,449	$5,765	$4,789
International Consumer Travel:
Travel sales (millions)	$328	$262	$643	$523
Travel commissions and fees/sales	7.6%	8.0%	7.6%	7.6%
Total segment assets	$28.2	$20.6	$28.2	$20.6
Segment capital (millions)	$3,041	$2,022	$3,041	$2,022
Return on average segment capital (a)	24.1%	22.8%	24.1%	22.8%
Return on average tangible segment capital (a)	40.1%	30.7%	40.1%	30.7%

Cardmember receivables:
Total receivables	$6.9	$5.6	$6.9	$5.6
90 days past billing as a % of total	1.0%	1.0%	1.0%	1.0%
Net loss ratio (as a % of charge volume) (b)	0.15%	0.15%	0.15%	0.34%

Cardmember loans:
Total loans	$8.8	$8.3	$8.8	$8.3
30 days past due loans as a % of total	2.1%	3.0%	2.1%	3.0%
Average loans	$8.8	$8.3	$8.8	$8.6
Net write-off rate – principal only (c)	2.9%	4.9%	3.1%	5.2%
Net write-off rate – principal, interest and fees (c)	3.6%	5.8%	3.7%	6.2%
Net interest income divided by average loans (d)(e)	10.9%	11.7%	10.4%	11.7%
Net interest yield on cardmember loans (d)	10.7%	11.4%	10.3%	11.5%

*	Proprietary cards only.

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($593 million and $495 million for the twelve months ended June 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($2.5 billion and $2.2 billion for the twelve months ended June 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $987 million and $561 million as of June 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

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

(c)	Refer to “Selected Statistical Information”, footnote (b) on page 36.

(d)	Refer to “Selected Statistical Information”, footnote (e) on page 37.

(e)	Refer to “Selected Statistical Information”, footnote (f) on page 37.

International Card Services
Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentage and where indicated)	2011	2010	2011	2010
Net interest income	$239	$243	$458	$500
Average loans (billions)	$8.8	$8.3	$8.8	$8.6
Adjusted net interest income	$233	$234	$447	$487
Adjusted average loans (billions)	$8.7	$8.2	$8.7	$8.5
Net interest income divided by average loans (a)	10.9%	11.7%	10.4%	11.7%
Net interest yield on cardmember loans	10.7%	11.4%	10.3%	11.5%

(a)	Refer to “Selected Statistical Information”, footnote (f) on page 37.
Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
International Card Services reported segment income increased $6 million or 4 percent and $56 million or 19 percent to $161 million and $350 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods a year ago. Both the revenues and expenses were impacted by a weaker dollar compared to the same periods last year.
Total revenues net of interest expense increased $244 million or 22 percent and $317 million or 14 percent to $1.4 billion and $2.6 billion for the three and six months ended June 30, 2011, respectively, as compared to the same periods a year ago, primarily due to increased discount revenue, net card fees and other.
Discount revenue, net card fees and other revenues increased $248 million or 29 percent and $359 million or 21 percent, to $1.1 billion and $2.1 billion for the three and six months ended June 30, 2011, respectively, as compared to the same periods in prior year, primarily driven by higher discount revenue due to billed business growth and the inclusion of Loyalty Partner’s revenues following the closing of the acquisition in the first quarter of 2011. Billed business for the three and six months ended June 30, 2011 increased 24 percent and 20 percent, respectively, reflecting a 24 percent and 20 percent increase in average spending per proprietary basic cards-in-force, as compared to the same periods in the prior year.
For the three and six months ended June 30, 2011, adjusting for the impacts of foreign currency exchange translation3, billed business increased 11 percent and 10 percent, respectively, and average spending per proprietary basic cards-in-force increased 11 percent in both periods. Billed business outside the United States increased 12 percent in Latin America and Canada, 11 percent in Japan, Asia Pacific and Australia, and 10 percent in Europe, the Middle East and Africa for the three months ended June 30, 2011, and 12 percent in Latin America and Canada, 11 percent in Japan, Asia Pacific and Australia, and 9 percent in Europe, the Middle East and Africa for the six months ended June 30, 2011.
Interest income of $347 million for the three months ended June 30, 2011, increased $5 million or 1 percent, as compared to the same period a year ago, driven by an increase in average loans outstanding partially offset by a lower yield. Interest income for the six months ended June 30, 2011 decreased $33 million or 5 percent to $672 million, as compared to the same period a year ago, primarily due to a lower yield on cardmember loans.

[3]
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three and six months ended June 30, 2011 apply to the periods against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Interest expense of $108 million and $214 million for the three and six months ended June 30, 2011, increased $9 million or 9 percent and $9 million or 4 percent, respectively, as compared to the same periods a year ago, driven by an increase in funding requirements due to increased average charge card receivables.
Provisions for losses of $78 million and $83 million for the three and six months ended June 30, 2011, decreased $12 million or 13 percent and $165 million or 67 percent, respectively, primarily reflecting improving cardmember loan credit trends, partially offset by increased reserve requirements due to higher average charge card receivable balances. The charge card net loss ratio (as a percentage of charge volume) was 0.15 percent for both the three and six months ended June 30, 2011 versus 0.15 and 0.34 percent for the same periods in the prior year. The lending net write-off rate was 2.9 percent and 3.1 percent for the three and six months ended June 30, 2011 versus 4.9 percent and 5.2 percent for the same periods in the prior year.
Expenses of $1.1 billion and $2.0 billion increased $251 million or 30 percent and $402 million or 25 percent for the three and six months ended June 30, 2011, respectively, as compared to the same periods a year ago, due to higher marketing, promotion, rewards and cardmember services costs and increased salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses of $493 million and $900 million for the three and six months ended June 30, 2011, increased $117 million or 31 percent and $174 million or 24 percent, respectively, as compared to the same periods in the prior year, primarily due to greater volume-related rewards costs and co-brand expenses and the inclusion of Loyalty Partner following the closing of the acquisition in the first quarter of 2011.
Salaries and employee benefits and other operating expenses of $584 million and $1.1 billion for the three and six months ended June 30, 2011, increased $134 million or 30 percent and $228 million or 25 percent, respectively, as compared to the same periods a year ago, reflecting higher costs related to customer service initiatives, greater technology development expenditures, increased investments in sales force and the inclusion of Loyalty Partner expenses following the closing of the acquisition in the first quarter of 2011.
The effective tax rate was 18 percent and 20 percent for the three and six months ended June 30, 2011 versus 19 percent and 17 percent for the same periods in 2010. The tax rates in each of the periods primarily reflect the impact of recurring tax benefits on varying levels of pretax income. This segment reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process.

Global Commercial Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$1,259	$1,076	$2,436	$2,089

Interest income	2	2	4	3
Interest expense	70	55	128	104

Net interest expense	(68)	(53)	(124)	(101)

Total revenues net of interest expense	1,191	1,023	2,312	1,988
Provisions for losses	35	28	58	106

Total revenues net of interest expense after provisions for losses	1,156	995	2,254	1,882

Expenses
Marketing, promotion, rewards and cardmember services	138	104	263	218
Salaries and employee benefits and other operating expenses	753	658	1,461	1,307

Total	891	762	1,724	1,525

Pretax segment income	265	233	530	357
Income tax provision	88	121	169	160

Segment income	$177	$112	$361	$197

Global Commercial Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business	$39.3	$32.9	$75.9	$63.7
Total cards-in-force (millions)	7.1	7.0	7.1	7.0
Basic cards-in-force (millions)	7.1	7.0	7.1	7.0
Average basic cardmember spending (dollars)*	$5,533	$4,712	$10,710	$9,110
Global Corporate Travel:
Travel sales	$5.3	$4.6	$10.2	$8.7
Travel commissions and fees/sales	7.8%	7.6%	7.6%	7.5%
Total segment assets	$20.3	$17.4	$20.3	$17.4
Segment capital (millions)	$3,794	$3,509	$3,794	$3,509
Return on average segment capital (a)	16.9%	10.9%	16.9%	10.9%
Return on average tangible segment capital (a)	35.4%	23.6%	35.4%	23.6%
Cardmember receivables:
Total receivables	$13.8	$11.5	$13.8	$11.5
90 days past billing as a % of total	0.7%	1.0%	0.7%	1.0%
Net loss ratio (as a % of charge volume) (b)	0.06%	0.06%	0.06%	0.17%

*	Proprietary cards only.

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($614 million and $388 million for the twelve months ended June 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($3.6 billion and $3.6 billion for the twelve months ended June 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.9 billion and $1.9 billion as of June 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Global Commercial Services reported segment income of $177 million and $361 million, an increase of $65 million or 58 percent and $164 million or 83 percent for the three and six months ended June 30, 2011, respectively, as compared to the same periods a year ago.
Total revenues net of interest expense increased $168 million or 16 percent and $324 million or 16 percent for the three and six months ended June 30, 2011, to $1.2 billion and $2.3 billion, respectively, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.
Discount revenue, net card fees and other revenues of $1.3 billion for the three months ended June 30, 2011, increased $183 million or 17 percent, primarily due to higher discount revenue resulting from 19 percent billed business growth, partially offset by larger client incentive payments. The 19 percent increase in billed business reflects a 17 percent increase in average spending per proprietary basic cards-in-force. Discount revenue, net card fees and other revenues of $2.4 billion for the six months ended June 30, 2011, increased $347 million or 17 percent, primarily due to higher discount revenue resulting from 19 percent billed business growth. The 19 percent increase in billed business reflects an 18 percent increase in average spending per proprietary basic cards-in-force. In addition, travel commissions and fees increased 19 percent in both the three and six month periods on greater travel sales.

For the three and six months ended June 30, 2011, adjusting for the impacts of foreign currency exchange translation4, billed business increased 15 percent and 16 percent, respectively, and average spending per proprietary basic cards-in-force increased 13 percent and 14 percent, respectively. For the three and six months ended June 30, 2011, billed business volume increased 15 percent and 16 percent within the United States, compared to an increase of 14 percent and 15 percent outside the United States, respectively.
Interest expense increased $15 million or 27 percent and $24 million or 23 percent to $70 million and $128 million for the three and six months ended June 30, 2011, respectively, primarily driven by higher funding requirements due to increased average receivables balances.
Provisions for losses increased $7 million or 25 percent to $35 million for the three months ended June 30, 2011, primarily driven by increased average receivables balances. Provisions for losses decreased $48 million or 45 percent to $58 million for the six months ended June 30, 2011, primarily driven by higher recoveries and lower write-offs. The charge card net loss ratio (as a percentage of charge volume) was 0.06 percent for both the three and six months ended June 30, 2011 versus 0.06 percent and 0.17 percent for the same periods in the prior year.
Expenses were $891 million and $1.7 billion for the three and six months ended June 30, 2011, an increase of $129 million or 17 percent and $199 million or 13 percent, respectively, mainly due to increased marketing, promotion, rewards and cardmember services expenses, and salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses increased $34 million or 33 percent and $45 million or 21 percent for the three and six months ended June 30, 2011, respectively, primarily reflecting higher volume-related rewards costs and cardmember rewards redemptions.
Salaries and employee benefits and other operating expenses increased $95 million or 14 percent and $154 million or 12 percent to $753 million and $1.5 billion for the three and six months ended June 30, 2011, respectively, reflecting reengineering costs, increased salary and other employee benefit costs and technology investments.
The effective tax rate was 33 percent and 32 percent for the three and six months ended June 30, 2011, respectively. The effective tax rate was 52 percent and 45 percent for the three and six months ended June 30, 2010, respectively, which includes the impact of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.

[4]	Refer to footnote 3 on page 60 under ICS results of operations for the three and six months ended June 30, 2011 relating to changes in foreign exchange rates.

Global Network & Merchant Services
Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$1,183	$1,004	$2,271	$1,938

Interest income	1	1	2	2
Interest expense	(55)	(46)	(103)	(93)

Net interest income	56	47	105	95

Total revenues net of interest expense	1,239	1,051	2,376	2,033
Provisions for losses	13	12	34	33

Total revenues net of interest expense after provisions for losses	1,226	1,039	2,342	2,000

Expenses
Marketing, promotion, rewards and cardmember services	213	209	379	375
Salaries and employee benefits and other operating expenses	526	425	1,000	827

Total	739	634	1,379	1,202

Pretax segment income	487	405	963	798
Income tax provision	163	144	326	284

Segment income	$324	$261	$637	$514

Global Network & Merchant Services
Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Global Card billed business	$207.6	$175.3	$395.5	$336.3
Global Network & Merchant Services:
Total segment assets	$16.7	$11.3	$16.7	$11.3
Segment capital (millions)	$1,955	$1,762	$1,955	$1,762
Return on average segment capital(a)	61.5%	63.8%	61.5%	63.8%
Return on average tangible segment capital(a)	66.5%	65.3%	66.5%	65.3%
Global Network Services:(b)
Card billed business	$29.3	$21.6	$55.3	$41.7
Total cards-in-force (millions)	31.4	27.3	31.4	27.3

(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.1 billion and $963 million for the twelve months ended June 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($1.9 billion and $1.5 billion for the twelve months ended June 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $140 million and $36 million as of June 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)
Since the third quarter of 2010, for non-proprietary retail co-brand partners, Global Network Services metrics exclude cardmember accounts which have no out-of-store spend activity during the prior 12-month period.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Global Network & Merchant Services reported segment income of $324 million and $637 million for the three and six months ended June 30, 2011, respectively, a $63 million or 24 percent and $123 million or 24 percent increase from the same periods a year ago.
Total revenues net of interest expense increased $188 million or 18 percent and $343 million or 17 percent to $1.2 billion and $2.4 billion for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to increased discount revenue, net card fees and other.
Discount revenue, fees and other increased $179 million or 18 percent and $333 million or 17 percent to $1.2 billion and $2.3 billion for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, reflecting an increase in merchant-related revenues, driven by an 18 percent increase in global card billed business, as well as higher volume driven GNS-related revenues.
Expenses increased $105 million or 17 percent and $177 million or 15 percent to $739 million and $1.4 billion for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, due to higher salaries and employee benefits and other operating expenses.
Salaries and employee benefits and other operating expenses increased $101 million or 24 percent and $173 million or 21 percent to $526 million and $1.0 billion for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, reflecting increased salary and other employee benefit costs, higher third-party merchant sales-force commissions, higher technology development expenditures and increased legal costs.
The effective tax rate was 34 percent for both the three and six months ended June 30, 2011. The effective tax rate was 36 percent for both the three and six months ended June 30, 2010.
Corporate & Other
Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
Corporate & Other had net expense of $32 million for the three months ended June 30, 2011 compared to net expense of $27 million for the same period in the prior year. Results for both the three months ended June 30, 2011 and 2010 reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. After the three months ended June 30, 2011, the Company will no longer receive payments on the Mastercard litigation settlement. Net expense for the three months ended June 30, 2011 reflected costs related to various investments in Enterprise Growth initiatives, higher Global Prepaid income and $9 million of after-tax expense related to the Company’s reengineering activities. Net expense for the three months ended June 30, 2010 reflected $2 million of after-tax benefit related to revisions of certain estimates impacting reserve balances related to the Company’s reengineering efforts.
Corporate & Other had net expense of $96 million for the six months ended June 30, 2011 compared to net expense of $33 million for the same period in the prior year. Results for both the six months ended June 30, 2011 and 2010 reflected $186 million and $86 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. Net expense in the six months ended June 30, 2011 reflected costs related to various investments in Enterprise Growth initiatives, higher Global Prepaid income and $16 million of after-tax expense related to the Company’s reengineering activities.

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
Net write-off rate — principal only — Represents the amount of cardmember loans or USCS cardmember receivables written off consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan balance or USCS average receivables during the period.
Net write-off rate — principal, interest and/or fees — Includes, in the calculation of the net write-off rate, amounts for interest and fees in addition to principal for cardmember loans, and fees in addition to principal for cardmember receivables.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•
changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

•
changes in capital and credit market conditions, including sovereign credit worthiness, which may significantly affect the Company’s ability to meet its liquidity needs, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of the Company’s assets; or any reduction in the Company’s credit ratings or those of its subsidiaries, which could materially increase the cost and other terms of the Company’s funding, restrict its access to the capital markets or result in contingent payments under contracts;

•
litigation, such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against the Company by the U.S. Department of Justice (DOJ) and certain state attorneys general), that could result in (i) the imposition of behavioral remedies against the Company or the Company voluntarily making certain changes to its business practices, the effects of which in either case could have a material adverse impact on the Company’s financial performance; (ii) the imposition of substantial monetary damages in private actions against the Company; and/or (iii) damage to the Company’s global reputation and brand;

•
legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as the Dodd-Frank Reform Act’s stricter regulation of large, interconnected financial institutions, changes in requirements relating to securitization and the establishment of the Bureau of Consumer Financial Protection, which could make fundamental changes to many of the Company’s business practices or materially affect its capital requirements, results of operations, or ability to pay dividends or repurchase its stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program; or potential changes in the federal tax system that could substantially alter, among other things, the taxation of the Company’s international businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on the Company’s transactions, products and services;

•
the Company’s net interest yield on U.S. cardmember loans not remaining at historical levels, which will be influenced by, among other things, the effects of the CARD Act (including the regulations requiring the Company to periodically reevaluate APR increases), interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, and the Company’s cardmember acquisition strategy, product mix, credit actions, including line size and other adjustments to credit availability, and potential pricing changes;

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

•	the effectiveness of the Company’s risk management policies and procedures, including credit risk relating to consumer debt, liquidity risk in meeting business requirements and operational risk;

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

•
factors beyond the Company’s control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, terrorism, “hackers” or fraud, which could affect travel-related spending or disrupt the Company’s global network systems and ability to process transactions; and

•
the Company’s funding plan for the full year 2011 being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by the Company, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below and others, for which there have been no subsequent material developments, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
For those legal proceedings and governmental examinations referred to in the last sentence of the preceding paragraph for which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $520 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, refer to Note 15 to the Consolidated Financial Statements.
Corporate Matters
During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world.
On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. In December 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii, Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed in early January 2011. The court has entered a scheduling order in the matter with a deadline for completion of discovery by September 2, 2012, and a final pre-trial conference scheduled for

February 2013. This matter is being coordinated with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described below in the section entitled “U.S. Card Services and Global Merchant Services Matters.”
On February 20, 2009, a putative class action captioned Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. In March 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which made similar allegations to those made in the Brozovich action, was filed in the United States District Court for the Southern District of New York. In October 2009, the plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action. The Company filed a motion to dismiss with the court. In July 2010, the court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. The plaintiff has appealed the District Court’s decision on motion to dismiss to the United States Court of Appeals for the Second Circuit, and briefing on the appeal has been completed, with argument scheduled for August 2011.
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

U.S. Card Services and Global Merchant Services Matters
Merchant Cases
Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the court finding the claims of the plaintiffs to be subject to individual arbitration. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the United States Supreme Court a petition for a writ of certiorari from the Second Circuit’s arbitration ruling. In May 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration in light of decisions by the Supreme Court relevant to the arbitration issues decided subsequent to the Second Circuit’s decision. On March 8, 2011, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the Supreme Court’s vacation and remand of the decision. The Company filed a motion with the Second Circuit request that the court stay issuance of the mandate remanding the matter to the District Court pending further review by the Supreme Court. On April 4, 2011, the Second Circuit granted the Company’s motion to stay the issuance of the mandate. Subsequently, in light of the United States Supreme Court’s decision in the unrelated case of AT&T Mobility v. Concepcion, which decided an issue directly relevant to the Second Circuit’s arbitration ruling, the Second Circuit requested that the parties submit briefs addressing the issues raised by the Concepcion decision. The parties submitted their briefs on June 6, 2011, and are awaiting a further ruling from the Second Circuit.
In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In March 2009, the court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motion. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. A decision on the summary judgment motions is pending. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). To date the Hayama action has been stayed at the Company’s request.
In February 2009, an amended complaint was filed in In re American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services. In addition, in February 2009, another complaint making the same allegations as made in the amended complaint filed in In re American Express Merchants’ Litigation was also filed in the United States District Court for the Southern District of New York. That case is captioned Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc. Proceedings in the Greenporter action and on the amended complaint filed in In re American Express Merchants’ Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case.

Since August 2005, the Company has been named in a number of putative class actions alleging that the Company’s “anti-steering” policies and contractual provisions violate United States antitrust laws. Those cases were consolidated in the United States District Court for the Southern District of New York under the caption In re American Express Anti-Steering Rules Antitrust Litigation. The plaintiffs’ complaint in that consolidated action seeks injunctive relief and unspecified damages. These plaintiffs agreed that a stay would be imposed with regard to their respective actions pending the appeal of the court’s arbitration ruling discussed above. Given the 2009 ruling of the Second Circuit (described above in connection with In re American Express Merchants’ Litigation), the stay was lifted, and American Express’ response to the complaint was filed in April 2009. The court entered a scheduling order on December 28, 2009. In July 2010 the court entered an order partially staying the case pending the Second Circuit’s arbitration ruling (following the 2010 remand by the Supreme Court described above in connection with In re American Express Merchants’ Litigation). In June 2010, the attorneys representing the plaintiffs in In re American Express Anti-Steering Rules Antitrust Litigation filed an action making similar allegations captioned National Supermarkets Association v. American Express and American Express Travel Related Services. Upon filing, the plaintiffs designated that case as “related” to In re American Express Anti-Steering Rules Antitrust Litigation. By agreement of the parties, that case had been partially stayed pending the Second Circuit’s arbitration ruling referenced above. After the Second Circuit’s ruling, the District Court lifted the partial stay in response to plaintiffs’ request. However, in light of the Second Circuit’s stay of the issuance of the mandate in the action captioned In re American Express Merchants’ Litigation, the Company sought reinstitution of the partial stay, which the District Court granted.
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
Other Cases
In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia. In October 2010, the Company removed the matter to federal court. The complaint alleges that plaintiff opened an account in 2005 with an interest rate of prime plus an additional marginal rate of 2.99 percent. Plaintiff contends that he was promised that the marginal rate would remain fixed. Plaintiff alleges that beginning in December 2008 the marginal rate began to increase. Plaintiff asserts claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment and duress. Plaintiff seeks to certify a nationwide class of all American Express Cardmembers who received unilateral interest rate increases despite their accounts being in good standing. Plaintiff filed a motion seeking to remand the case from federal court back to state court, and that motion has been denied. Subsequently, the Company moved to compel individual arbitration in the case, while Plaintiff has sought discovery on the arbitration issue. The parties are briefing the issue of whether the discovery sought by Plaintiff should be granted prior to the court issuing a decision on the Company’s motion to compel individual arbitration.
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
In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the District Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the United States Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court, which sought dismissal of plaintiff’s complaint, and on March 29, 2011, the court denied that motion. The court has set a trial date in the case of May 7, 2012.
In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express Cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express filed a motion to compel arbitration, and plaintiffs amended their complaint to limit the class to California residents only. The Company filed a revised motion to compel arbitration and a motion to dismiss the amended complaint. Both motions were denied by the court. Subsequently, in response to a request by the Company, the court stayed the action pending the outcome of a case captioned AT&T Mobility v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports the Company’s position that its motion to compel arbitration should have been granted.
In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the United States District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the District Court deems appropriate. In May 2007, the District Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the United States Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the United States District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety. Subsequently, in response to a request by the Company, the District Court stayed the Homa action pending the outcome of the case AT&T Mobility v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports the Company’s position that its motion to compel arbitration should have been granted. The Company has renewed its motion to compel individual arbitration, and that motion is being briefed by the parties.
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
ITEM 1A. RISK FACTORS
For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended June 30, 2011.

					Maximum
			Total Number		Number
			of Shares		of Shares that
			Purchased as		May Yet Be
	Total Number		Part of Publicly		Purchased Under
	of Shares	Average Price	Announced Plans		the Plans or
	Purchased	Paid Per Share	or Programs	(c)	Programs
April 1-30, 2011
Repurchase program(a)	1,350,000	$48.56	1,350,000		84,503,140
Employee transactions(b)	879	$50.17	N/A		N/A

May 1-31, 2011
Repurchase program(a)	13,370,381	$50.30	13,370,381		71,132,759
Employee transactions(b)	14,668	$48.90	N/A		N/A

June 1-30, 2011
Repurchase program(a)	238,000	$49.92	238,000		70,894,759
Employee transactions(b)	3,391	$50.28	N/A		N/A

Total
Repurchase program(a)	14,958,381	$50.14	14,958,381
Employee transactions(b)	18,938	$49.21	N/A

(a)
As of June 30, 2011, there were approximately 71 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 699 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(b)
Includes: (i) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.

(c)
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

AMERICAN EXPRESS COMPANY
(Registrant)
Date: August 3, 2011	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: August 3, 2011	By	/s/ David L. Cornish
David L. Cornish
Senior Vice President and Acting Corporate Comptroller (Principal Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1
Extension of Consulting Services Agreement, dated August 1, 2011, to Consulting Services Agreement, effective July 19, 2010, by and between American Express Company and Theodore J. Leonsis (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).

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