Form 10-Q
period 2011-09-30
AMERICAN EXPRESS CO
filed 2011-11-02
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Shares (par value $.20 per share)	1,161,482,367 shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2011	2010
Revenues
Non-interest revenues
Discount revenue	$4,218	$3,761
Net card fees	556	527
Travel commissions and fees	480	483
Other commissions and fees	604	515
Other	534	503

Total non-interest revenues	6,392	5,789

Interest income
Interest and fees on loans	1,653	1,675
Interest and dividends on investment securities	68	103
Deposits with banks and other	33	16

Total interest income	1,754	1,794

Interest expense
Deposits	127	141
Short-term borrowings	5	—
Long-term debt and other	443	469

Total interest expense	575	610

Net interest income	1,179	1,184

Total revenues net of interest expense	7,571	6,973

Provisions for losses
Charge card	174	89
Cardmember loans	48	262
Other	27	22

Total provisions for losses	249	373

Total revenues net of interest expense after provisions for losses	7,322	6,600

Expenses
Marketing, promotion, rewards and cardmember services	2,511	2,275
Salaries and employee benefits	1,598	1,354
Professional services	690	701
Other, net	812	630

Total	5,611	4,960

Pretax income	1,711	1,640
Income tax provision	476	547

Net income	$1,235	$1,093

Earnings per Common Share (Note 13):(a)
Basic	$1.04	$0.91
Diluted	$1.03	$0.90

Average common shares outstanding for earnings per common share:
Basic	1,175	1,193
Diluted	1,181	1,199
Cash dividends declared per common share	$0.18	$0.18

(a)	Represents net income less earnings allocated to participating share awards and other items of $15 million and $13 million for the three months ended September 30, 2011 and 2010, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2011	2010
Revenues
Non-interest revenues
Discount revenue	$12,398	$10,863
Net card fees	1,638	1,568
Travel commissions and fees	1,457	1,302
Other commissions and fees	1,717	1,512
Other	1,546	1,414

Total non-interest revenues	18,756	16,659

Interest income
Interest and fees on loans	4,883	5,107
Interest and dividends on investment securities	255	345
Deposits with banks and other	71	45

Total interest income	5,209	5,497

Interest expense
Deposits	395	406
Short-term borrowings	6	2
Long-term debt and other	1,344	1,410

Total interest expense	1,745	1,818

Net interest income	3,464	3,679

Total revenues net of interest expense	22,220	20,338

Provisions for losses
Charge card	533	412
Cardmember loans	104	1,490
Other	66	66

Total provisions for losses	703	1,968

Total revenues net of interest expense after provisions for losses	21,517	18,370

Expenses
Marketing, promotion, rewards and cardmember services	7,542	6,405
Salaries and employee benefits	4,715	3,996
Professional services	2,098	1,898
Other, net	1,954	1,584

Total	16,309	13,883

Pretax income from continuing operations	5,208	4,487
Income tax provision	1,501	1,492

Income from continuing operations	3,707	2,995
Income from discontinued operations, net of tax	36	—

Net income	$3,743	$2,995

Earnings per Common Share — Basic (Note 13):
Income from continuing operations attributable to common shareholders(a)	$3.09	$2.49
Income from discontinued operations	0.03	—

Net income attributable to common shareholders(a)	$3.12	$2.49

Earnings per Common Share — Diluted (Note 13):
Income from continuing operations attributable to common shareholders(a)	$3.08	$2.47
Income from discontinued operations	0.03	—

Net income attributable to common shareholders(a)	$3.11	$2.47

Average common shares outstanding for earnings per common share:
Basic	1,184	1,189
Diluted	1,191	1,195
Cash dividends declared per common share	$0.54	$0.54

(a)
Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards and other items of $44 million and $38 million for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Millions, except per share data)	2011	2010
Assets
Cash and cash equivalents
Cash and cash due from banks	$1,942	$2,145
Interest-bearing deposits in other banks (including securities purchased under resale agreements: 2011, $433; 2010, $372)	22,608	13,557
Short-term investment securities	395	654

Total	24,945	16,356
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2011, $7,115; 2010, $8,192), less reserves: 2011, $388; 2010, $386	39,371	36,880
Other receivables, less reserves: 2011, $111; 2010, $175	3,517	3,554
Loans
Cardmember loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2011, $31,574; 2010, $34,726), less reserves: 2011, $2,139; 2010, $3,646	56,068	57,204
Other loans, less reserves: 2011, $17; 2010, $24	359	412
Investment securities	9,269	14,010
Premises and equipment — at cost, less accumulated depreciation: 2011, $4,747; 2010, $4,483	3,187	2,905
Other assets (includes restricted cash of consolidated variable interest entities: 2011, $123; 2010, $3,759)	11,977	15,368

Total assets	$148,693	$146,689

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$33,142	$29,727
Travelers Cheques outstanding	5,055	5,618
Accounts payable	10,585	9,691
Short-term borrowings	3,649	3,414
Long-term debt (includes debt issued by consolidated variable interest entities: 2011, $17,513; 2010, $23,341)	61,767	66,416
Other liabilities	16,395	15,593

Total liabilities	130,593	130,459

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,169 million shares as of September 30, 2011 and 1,197 million shares as of December 31, 2010	233	238
Additional paid-in capital	12,150	11,937
Retained earnings	6,520	4,972
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax: 2011, $156; 2010, $(19)	262	57
Net unrealized derivatives losses, net of tax: 2011, $—; 2010, $4	(1)	(7)
Foreign currency translation adjustments, net of tax: 2011, $459; 2010, $405	(619)	(503)
Net unrealized pension and other postretirement benefit losses, net of tax: 2011, $214; 2010, $226	(445)	(464)

Total accumulated other comprehensive loss	(803)	(917)

Total shareholders’ equity	18,100	16,230

Total liabilities and shareholders’ equity	$148,693	$146,689

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2011	2010
Cash Flows from Operating Activities
Net income	$3,743	$2,995
Income from discontinued operations, net of tax	(36)	—

Income from continuing operations	3,707	2,995
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	703	1,968
Depreciation and amortization	733	689
Deferred taxes and other	1,045	735
Stock-based compensation	227	185
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	46	(232)
Other assets	(234)	(424)
Accounts payable and other liabilities	1,346	1,843
Travelers Cheques outstanding	(585)	(532)

Net cash provided by operating activities	6,988	7,227

Cash Flows from Investing Activities
Sale of investments	944	1,759
Maturity and redemption of investments	4,714	8,998
Purchase of investments	(904)	(7,054)
Net (increase) decrease in cardmember loans/receivables	(1,971)	66
Purchase of premises and equipment, net of sales: 2011, $6; 2010, $6	(885)	(586)
Acquisitions/Dispositions, net of cash acquired	(610)	(254)
Net decrease in restricted cash	3,658	2,369

Net cash provided by investing activities	4,946	5,298

Cash Flows from Financing Activities
Net increase in customer deposits	3,455	2,055
Net increase (decrease) in short-term borrowings	124	(274)
Issuance of long-term debt	9,311	3,423
Principal payments on long-term debt	(14,113)	(12,814)
Issuance of American Express common shares	507	375
Repurchase of American Express common shares	(1,950)	—
Dividends paid	(646)	(650)

Net cash used in financing activities	(3,312)	(7,885)

Effect of exchange rate changes on cash	(33)	102

Net increase in cash and cash equivalents	8,589	4,742
Cash and cash equivalents at beginning of period	16,356	16,599

Cash and cash equivalents at end of period	$24,945	$21,341

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The Company

American Express Company (the Company) is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company has also recently focused on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of American Express Company for the year ended December 31, 2010.

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

During the first quarter of 2011, the Company completed the acquisition of a controlling interest in Loyalty Partner (March 1, 2011) for total consideration of $616 million ($585 million plus $31 million in cash acquired). In addition, the Company may acquire the remaining noncontrolling equity interest (NCI) over a three-year period beginning at the end of 2013 at a price based on business performance, which currently has an estimated fair value of $150 million. Loyalty Partner is a leading marketing services company known for the loyalty programs it operates in Germany, Poland and India. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company purchased Accertify (November 10, 2010) and Revolution Money (January 15, 2010) for total consideration of $151 million and $305 million, respectively. Accertify is an online fraud solution provider, and Revolution Money, which was subsequently rebranded by the Company as Serve, is a provider of secure person-to-person payment services through an internet-based platform. These acquisitions did not have a significant impact on either the Company’s consolidated results of operations or the segments in which they are reflected for the three and nine months ended September 30, 2011 and 2010.

The following table summarizes the assets acquired and liabilities assumed for these acquisitions as of the acquisition dates:

	Loyalty		Revolution
(Millions)	Partner (a)	Accertify	Money
Goodwill	$538	$131	$184
Definite-lived intangible assets	295	15	119
All other assets	206	11	7

Total assets	1,039	157	310
Total liabilities (including NCI)	423	6	5

Net assets acquired	$616	$151	$305

Reportable operating segment	ICS	GNMS	Corporate & Other

(a)	Amounts have been updated from the first and second quarters of 2011 due to adjustments to the preliminary purchase price allocation. The final purchase price allocation will be completed in a subsequent quarter.
From time to time the Company may make smaller acquisitions that are not included in the table above.
3.	Fair Values

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of September 30, 2011 and December 31, 2010:

	2011			2010
(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$313	$313	$—	$475	$475	$—
Debt securities and other	8,956	—	8,956	13,535	—	13,535
Derivatives(b)	1,790	—	1,790	1,089	—	1,089

Total assets	$11,059	$313	$10,746	$15,099	$475	$14,624

Liabilities:
Derivatives(b)	$221	$—	$221	$419	$—	$419

Total liabilities	$221	$—	$221	$419	$—	$419

(a)	Refer to Note 6 for the fair values of investment securities on a further disaggregated basis.

(b)
Refer to Note 9 for the fair values of derivative assets and liabilities on a further disaggregated basis, as well as the netting of both (i) cash collateral received or posted under credit support agreements and (ii) derivative assets and derivative liabilities under master netting agreements. These balances have been presented gross in the table above.

The Company did not measure any financial instruments at fair value using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2011 or during the year ended December 31, 2010, nor were there transfers between Level 1 and Level 2 of the valuation hierarchy during those periods.
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

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments, which could be presented as either assets or liabilities on the Consolidated Balance Sheets, is estimated either by third-party valuation services that use proprietary pricing models or by internal pricing models. The pricing models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure, which is adjusted by agreements to exchange collateral and/or net derivative assets and derivative liabilities, as applicable. Refer to Note 9 for additional fair value information.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not carried at fair value, as of September 30, 2011 and December 31, 2010:

	2011			2010
	Carrying	Fair		Carrying	Fair
(Billions)	Value	Value		Value	Value
Financial Assets:
Assets for which carrying values equal or approximate fair value	$68	$68	(a)	$61	$61	(b)
Loans, net	$56	$57	(a)	$58	$58	(b)
Financial Liabilities:
Liabilities for which carrying values equal or approximate fair value	$47	$47		$43	$43
Certificates of deposit	$10	$11		$13	$13
Long-term debt	$62	$64	(a)	$66	$69	(b)

(a)	Includes fair values of cardmember receivables and loans of $7.1 billion and $30.9 billion, respectively, available to settle obligations of consolidated variable interest entities (VIEs) and long-term debt of $17.8 billion issued by consolidated VIEs as of September 30, 2011. Refer to the Consolidated Balance Sheets for the related carrying values.

(b)	Includes fair values of cardmember receivables and loans of $8.1 billion and $33.2 billion, respectively, available to settle obligations of consolidated VIEs and long-term debt of $23.6 billion issued by consolidated VIEs as of December 31, 2010. Refer to the Consolidated Balance Sheets for the related carrying values.
The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2011 and December 31, 2010, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

Cardmember and Other Receivables

Cardmember receivables, representing amounts due from charge payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Global limits are established to limit the maximum exposure for the Company from high risk and some high spend charge cardmembers, and accounts of high risk, out-of-pattern charge cardmembers can be monitored even if they are current. Charge card customers generally must pay the full amount billed each month. Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 5), and include principal and any related accrued fees. Accounts receivable as of September 30, 2011 and December 31, 2010 were as follows:

(Millions)	2011	2010
U.S. Card Services(a)	$18,957	$19,155
International Card Services	6,746	6,673
Global Commercial Services(b)	13,866	11,259
Global Network & Merchant Services(c)	190	179

Cardmember receivables, gross(d)	39,759	37,266
Less: Cardmember receivables reserve for losses	388	386

Cardmember receivables, net	$39,371	$36,880

Other receivables, net(e)	$3,517	$3,554

(a)	Includes $6.6 billion and $7.7 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of September 30, 2011 and December 31, 2010, respectively.

(b)	Includes $0.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of both September 30, 2011 and December 31, 2010.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $12.6 billion and $11.7 billion of cardmember receivables outside the United States as of September 30, 2011 and December 31, 2010, respectively.

(e)	Other receivables primarily represent amounts for tax-related receivables, amounts due from the Company’s travel customers and suppliers, purchased joint venture receivables, amounts due from third-party issuing partners, amounts due from certain merchants for billed discount revenue, accrued interest on investments and other receivables due to the Company in the ordinary course of business.
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

Loans as of September 30, 2011 and December 31, 2010 consisted of:

(Millions)	2011	2010
U.S. Card Services(a)	$49,886	$51,565
International Card Services	8,293	9,255
Global Commercial Services	28	30

Cardmember loans, gross(b)	58,207	60,850
Less: Cardmember loans reserve for losses	2,139	3,646

Cardmember loans, net	$56,068	$57,204

Other loans, net(c)	$359	$412

(a)	Includes approximately $31.6 billion and $34.7 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of September 30, 2011 and December 31, 2010, respectively.

(b)	Cardmember loan balance includes unamortized net card fees of $138 million and $134 million as of September 30, 2011 and December 31, 2010, respectively.

(c)	Other loans primarily represent small business installment loans and a store card portfolio whose billed business is not processed on the Company’s network.
Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of September 30, 2011 and December 31, 2010:

			30-59		60-89		90+
			Days		Days		Days
			Past		Past		Past
2011(Millions)	Current		Due		Due		Due	Total
Cardmember Loans:
U.S. Card Services	$49,146		$230		$161		$349	$49,886
International Card Services	8,134		51		35		73	8,293
Cardmember Receivables:
U.S. Card Services	$18,575		$147		$75		$160	$18,957
International Card Services(a)	(b	)	(b	)	(b	)	63	6,746
Global Commercial Services(a)	(b	)	(b	)	(b	)	98	13,866

2010 (Millions)
Cardmember Loans:
U.S. Card Services	$50,508		$282		$226		$549	$51,565
International Card Services	9,044		66		48		97	9,255
Cardmember Receivables:
U.S. Card Services	$18,864		$104		$55		$132	$19,155
International Card Services(a)	(b	)	(b	)	(b	)	64	6,673
Global Commercial Services(a)	(b	)	(b	)	(b	)	96	11,259

(a)	For cardmember receivables in International Card Services (ICS) and Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)	Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Loans and Receivables
The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2011			2010
	Net Write-Off Rate			Net Write-Off Rate
			30 Days			30 Days
		Principal,	Past Due		Principal,	Past Due
	Principal	Interest, &	as a % of	Principal	Interest, &	as a % of
	Only (a)	Fees (a)	Total	Only (a)	Fees (a)	Total
U.S. Card Services —
Cardmember Loans	3.2%	3.5%	1.5%	6.2%	6.8%	2.5%
International Card Services —
Cardmember Loans	2.9%	3.5%	1.9%	4.9%	5.8%	2.8%
U.S. Card Services —
Cardmember Receivables	1.7%	1.8%	2.0%	1.7%	1.8%	1.7%

	2011		2010
	Net Loss		Net Loss
	Ratio as	90 Days	Ratio as	90 Days
	a % of	Past Billing	a % of	Past Billing
	Charge	as a % of	Charge	as a % of
	Volume	Receivables	Volume (b)	Receivables
International Card Services — Cardmember Receivables	0.15%	0.9%	0.27%	1.0%
Global Commercial Services — Cardmember Receivables	0.06%	0.7%	0.13%	0.8%

(a)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(b)	In the first quarter of 2010, the Company modified its reporting in the ICS and GCS segments to write-off past due cardmember receivables when 180 days past due or earlier, versus its prior methodology of writing them off when 360 days past billing or earlier. This change is consistent with bank regulatory guidance and the write-off methodology adopted for the cardmember receivables portfolio in the U.S. Card Services (USCS) segment in the fourth quarter of 2008. This change resulted in approximately $60 million and $48 million of net write-offs for ICS and GCS, respectively, being included in the first quarter of 2010, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a substantial impact on provisions for losses.
Refer to Note 5 for other factors, including external environmental factors, that management considers as part of its evaluation process for reserves for losses.
Impaired Loans and Receivables
Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance restructured loans and receivables for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan and receivable agreement. The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans, and (iii) loans and receivables modified as troubled debt restructurings (TDRs).
The Company may modify, through various company sponsored programs, cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses to the Company while providing cardmembers with temporary or permanent financial relief. The Company has classified cardmember loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the cardmember exits the TDR program, and (iv) placing the cardmember on a fixed payment plan not exceeding 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled, or in certain

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cases suspended until the cardmember successfully exits the TDR program. In accordance with the modification agreement with the cardmember, loans with modified terms will revert back to their original contractual terms (including their contractual interest rate) when they exit the TDR program, either (i) when all payments have been made in accordance with the modification agreement or (ii) in the event that a payment is not made in accordance with the modification agreement and the cardmember defaults out of the program. In either case, in accordance with its normal policy, the Company establishes a reserve for cardmember interest charges that it believes will not be collected.
The performance of a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of these modification programs remains uncertain, the Company believes the programs improve the cumulative loss performance of such loans and receivables. Reserves for cardmember loans and receivables modified as TDRs are determined by the difference between the cash flows expected to be received from the cardmember, taking into consideration the probability of subsequent defaults, discounted at the original effective interest rates, and the carrying value of the cardmember loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty rate. All changes in the impairment measurement, including the component due to the passage of time, are included in the provision for losses within the Consolidated Statements of Income.
The following tables provide additional information with respect to the Company’s impaired cardmember loans and receivables as of September 30, 2011 and December 31, 2010:

	Loans over
	90 Days				Loans &		Total
	Past Due		Non-		Receivables		Impaired	Unpaid
	& Accruing		Accrual		Modified		Loans &	Principal		Allowance
(Millions)	Interest	(a)	Loans	(b)	as a TDR	(c)(d)	Receivables	Balance	(e)	for TDRs	(f)
2011
U.S. Card Services — Cardmember Loans	$65		$420		$869		$1,354	$1,303		$199
International Card Services — Cardmember Loans	71		6		9		86	84		4
U.S. Card Services — Cardmember Receivables	—		—		159		159	158		94

Total (g)	$136		$426		$1,037		$1,599	$1,545		$297

	Loans over
	90 Days				Loans &		Total
	Past Due		Non-		Receivables		Impaired	Unpaid
	& Accruing		Accrual		Modified		Loans &	Principal		Allowance
(Millions)	Interest	(a)	Loans	(b)	as a TDR	(c)	Receivables	Balance	(e)	for TDRs	(f)
2010
U.S. Card Services — Cardmember Loans	$90		$628		$1,076		$1,794	$1,704		$274
International Card Services — Cardmember Loans	95		8		11		114	112		5
U.S. Card Services — Cardmember Receivables	—		—		114		114	109		63

Total (g)	$185		$636		$1,201		$2,022	$1,925		$342

(a)	The Company’s policy is generally to accrue interest through the date of charge-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected.

(b)	Non-accrual loans not in modification programs include certain cardmember loans placed with outside collection agencies for which the Company has ceased accruing interest. The Company’s policy is not to resume the accrual of interest on these loans. Payments received are applied against the recorded loan balance. Interest income is recognized on a cash basis for any payments received after the loan balance has been paid in full.

(c)	The total loans and receivables modified as a TDR include $517 million and $655 million that are non-accrual and $5 million and $7 million that are past due 90 days and still accruing interest as of September 30, 2011 and December 31, 2010, respectively. These amounts are excluded from the previous two columns.

(d)	The Company reassessed all cardmember loans and receivables modifications that occurred on or after January 1, 2011, to determine whether any such modifications met the definition of a TDR under new GAAP effective July 1, 2011. As a result, beginning the third quarter of 2011 the Company now includes its short-term settlement programs in TDRs. The Company’s settlement programs have terms of three months or less and are contingent upon the cardmember fulfilling the program’s payment terms, which if satisfied results in the write-off of the cardmember’s remaining outstanding balance. The cardmember loans and receivables modified through these settlement programs continue to be evaluated individually for impairment when measuring reserves for losses. As of September 30, 2011, the outstanding balance of cardmember loans and receivables modified through settlement programs was $5.8 million and the associated reserves for losses was $3.7 million.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(e)	Unpaid principal balance consists of cardmember charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(f)
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

(g)	These disclosures are not significant for cardmember receivables in ICS and GCS.
The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans and receivables:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Interest		Interest
	Income	Average	Income	Average
(Millions)	Recognized	Balance	Recognized	Balance
U.S. Card Services — Cardmember Loans	$16	$1,390	$51	$1,541
International Card Services — Cardmember Loans	5	92	22	102
U.S. Card Services — Cardmember Receivables	—	149	—	138

Total (a)	$21	$1,631	$73	$1,781

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Interest		Interest
	Income	Average	Income	Average
(Millions)	Recognized	Balance	Recognized	Balance
U.S. Card Services — Cardmember Loans	$23	$2,090	$78	$2,370
International Card Services — Cardmember Loans	7	134	32	149
U.S. Card Services — Cardmember Receivables	—	109	—	109

Total (a)	$30	$2,333	$110	$2,628

(a)	These disclosures are not significant for cardmember receivables in ICS and GCS.
Cardmember Loans and Receivables Modified as TDRs
The following table provides additional information with respect to the cardmember loans and receivables modified as TDRs during the following periods:

		Three Months Ended					Nine Months Ended
		September 30, 2011					September 30, 2011
		Aggregated		Aggregated			Aggregated		Aggregated
		Pre-		Post-			Pre-		Post-
		Modification		Modification			Modification		Modification
	Number of	Outstanding		Outstanding		Number of	Outstanding		Outstanding
(Accounts in thousands, Dollars in millions)	Accounts	Balances	(a)(b)	Balances	(a)(b)	Accounts	Balances	(a)(b)	Balances	(a)(b)

Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	35	$269		$259		116	$875		$839
U.S. Card Services — Cardmember Receivables	14	108		105		36	292		281

Total (c)	49	$377		$364		152	$1,167		$1,120

(a)	The outstanding balance includes principal and accrued interest.

(b)
The difference between the pre- and post-modification outstanding balances is solely attributable to amounts charged off for cardmember loans and receivables being resolved through the Company’s short-term settlement programs.

(c)	These disclosures are not significant for cardmember loans modifications in ICS.
As described previously, the Company’s cardmember loans and receivables modification programs may include (i) reducing the interest rate, (ii) reducing the outstanding balance, (iii) suspending delinquency fees and (iv) placing the cardmember on a fixed payment plan not exceeding 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled, or in certain cases suspended until the cardmember successfully exits the TDR program.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:
•
Interest Rate Reduction: For the three and nine months ended September 30, 2011, the average interest rate reduction was 12% for USCS cardmember loans, resulting in an estimated reduction in interest income of approximately $2 million and $17 million, respectively. The Company does not offer interest rate reduction programs for USCS cardmember receivables as these receivables are non-interest bearing.

•
Outstanding Balance Reduction: The table above presents the financial effects on the Company as a result of reducing the outstanding balance for Short-Term Settlement Programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written-off or will be written-off upon successful completion of the settlement program.

•
Payment Term Extension: For both the three and nine months ended September 30, 2011, the average payment term extension was approximately 15 months for USCS cardmember receivables. For USCS cardmember loans, there have been no extension of payment terms.

The following table provides information with respect to the cardmember loans and receivables modified as TDRs on which there was a default within 12 months of modification during the periods presented. A cardmember will default from a modification program after between one and up to three consecutive missed payments, depending on the terms of the modification program.

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
		Aggregated			Aggregated
		Outstanding			Outstanding
	Number of	Balances		Number of	Balances
(Accounts in thousands, Dollars in millions)	Accounts	Upon Default	(a)	Accounts	Upon Default	(a)

Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	9	$65		36	$271
U.S. Card Services — Cardmember Receivables	1	7		5	32

Total (b)	10	$72		41	$303

(a)	The outstanding balance includes principal and accrued interest.

(b)	During the periods presented, the ICS cardmember loan modifications on which there was a default from the modification program within 12 months of modification were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Changes in Cardmember Receivables Reserve for Losses
The following table presents changes in the cardmember receivables reserve for losses for the nine months ended September 30:

(Millions)	2011	2010

Balance, January 1	$386	$546
Additions:
Cardmember receivables provisions(a)	404	292
Cardmember receivables provisions — other(b)	129	120

Total provision	533	412

Deductions:
Cardmember receivables net write-offs(c)	(406)	(481)
Cardmember receivables — other(d)	(125)	(113)

Balance, September 30	$388	$364

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily represents loss provisions for cardmember receivables resulting from unauthorized transactions.

(c)	Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $255 million and $275 million for the nine months ended September 30, 2011 and 2010, respectively.

(d)	These amounts include net write-offs of cardmember receivables resulting from unauthorized transactions and foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardmember Receivables Evaluated Separately and Collectively for Impairment
The following table presents cardmember receivables evaluated separately and collectively for impairment and related reserves as of September 30, 2011 and December 31, 2010:

(Millions)	2011	2010

Cardmember receivables evaluated separately for impairment(a)	$159	$114
Reserves on cardmember receivables evaluated separately for impairment(a)	$94	$63

Cardmember receivables evaluated collectively for impairment	$39,600	$37,152
Reserves on cardmember receivables evaluated collectively for impairment	$294	$323

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.
Changes in Cardmember Loans Reserve for Losses
The following table presents changes in the cardmember loans reserve for losses for the nine months ended September 30:

(Millions)	2011	2010

Balance, January 1	$3,646	$3,268
Reserves established for consolidation of a variable interest entity(a)	—	2,531

Total adjusted balance, January 1	3,646	5,799

Additions:
Cardmember loans provisions(b)	23	1,429
Cardmember loans provisions — other(c)	81	61

Total provision	104	1,490

Deductions:
Cardmember loans net write-offs — principal(d)	(1,375)	(2,630)
Cardmember loans net write-offs — interest and fees(d)	(159)	(287)
Cardmember loans — other(e)	(77)	(54)

Balance, September 30	$2,139	$4,318

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

(d)
Cardmember loans net write-offs — principal for the nine months ended September 30, 2011 and 2010 include recoveries of $444 million and $422 million, respectively. Recoveries of interest and fees were de minimis.

(e)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardmember Loans Evaluated Separately and Collectively for Impairment

The following table presents cardmember loans evaluated separately and collectively for impairment and the related reserves as of September 30, 2011 and December 31, 2010:

(Millions)	2011	2010
Cardmember loans evaluated separately for impairment(a)	$878	$1,087
Reserves on cardmember loans evaluated separately for impairment(a)	$203	$279

Cardmember loans evaluated collectively for impairment(b)	$57,329	$59,763
Reserves on cardmember loans evaluated collectively for impairment(b)	$1,936	$3,367

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

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

The following is a summary of investment securities as of September 30, 2011 and December 31, 2010:

	2011				2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$5,205	$82	$(102)	$5,185	$6,140	$24	$(367)	$5,797
U.S. Government agency obligations	352	3	—	355	3,402	12	(1)	3,413
U.S. Government treasury obligations	1,932	11	—	1,943	2,450	6	—	2,456
Corporate debt securities(a)	1,006	11	(3)	1,014	1,431	15	(1)	1,445
Mortgage-backed securities(b)	272	16	—	288	272	6	(2)	276
Equity securities(c)	98	215	—	313	98	377	—	475
Foreign government bonds and obligations	107	6	—	113	95	4	—	99
Other(d)	57	1	—	58	49	—	—	49

Total	$9,029	$345	$(105)	$9,269	$13,937	$444	$(371)	$14,010

(a)
The September 30, 2011 and December 31, 2010 balances include, on a cost basis, $0.9 billion and $1.3 billion, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)
Represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC). Effective August 1, 2011, the Company has hedged its exposure to changes in fair value on its investment in ICBC, and as a result from August 1, 2011, unrealized gains (losses) are recorded in other revenues in the Consolidated Statement of Income. Refer to Note 9 for further information.

(d)	Other is comprised of investments in various mutual funds.

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
The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010:

	2011				2010
(Millions)	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$370	$(10)	$1,112	$(92)	$2,535	$(156)	$1,076	$(211)
U.S. Government agency obligations	—	—	—	—	299	(1)	—	—
Corporate debt securities	95	(2)	2	(1)	—	—	3	(1)
Mortgage-backed securities	—	—	—	—	71	(2)	—	—

Total	$465	$(12)	$1,114	$(93)	$2,905	$(159)	$1,079	$(212)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2011 and December 31, 2010:

(Dollars in millions)	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value to	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2011:
90%—100%	79	$430	$(8)	105	$812	$(39)	184	$1,242	$(47)
Less than 90%	2	35	(4)	32	302	(54)	34	337	(58)

Total as of September 30, 2011	81	$465	$(12)	137	$1,114	$(93)	218	$1,579	$(105)

2010:
90%—100%	457	$2,554	$(113)	31	$79	$(7)	488	$2,633	$(120)
Less than 90%	48	351	(46)	115	1,000	(205)	163	1,351	(251)

Total as of December 31, 2010	505	$2,905	$(159)	146	$1,079	$(212)	651	$3,984	$(371)

The gross unrealized losses on state and municipal securities and all other debt securities can be attributed to higher credit spreads generally for state and municipal securities, higher credit spreads for specific issuers, changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In assessing default risk on these investment securities, the Company has qualitatively considered the key factors identified above and determined that it expects to collect all of the contractual cash flows due on the investment securities.

Overall, for the investment securities in gross unrealized loss positions identified above, (a) the Company does not intend to sell the investment securities, (b) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (c) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairments during the nine months ended September 30, 2011 or the year ended December 31, 2010.

Supplemental Information

Gross realized gains on sales of investment securities, included in other non-interest revenues for the three and nine months ended September 30, 2010, were nil and $1 million, respectively (there were no gross realized gains for the three and nine months ended September 30, 2011). Gross realized losses on sales of investment securities, included in other non-interest revenues for both the three and nine months ended September 30, 2010, were nil and $6 million (there were no gross realized losses for the three and nine months ended September 30, 2011).

Contractual maturities of investment securities, excluding equity securities and other securities, as of September 30, 2011 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$2,641	$2,649
Due after 1 year but within 5 years	728	741
Due after 5 years but within 10 years	242	253
Due after 10 years	5,263	5,255

Total	$8,874	$8,898

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $1.0 billion of subordinated securities issued by the Lending Trust as of September 30, 2011. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS was determined to be the primary beneficiary of both the Charge Trust and the Lending Trust.

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

There was approximately $10 million and $9 million of restricted cash held by the Charge Trust as of September 30, 2011 and December 31, 2010, respectively, and approximately $113 million and $3.7 billion of restricted cash held by the Lending Trust as of September 30, 2011 and December 31, 2010, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses, and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Charge Trust and Lending Trust Triggering Events

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain events could result in establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the nine months ended September 30, 2011 and the year ended December 31, 2010, no triggering events have occurred resulting in funding of reserve accounts or early amortization.

8.	Customer Deposits
As of September 30, 2011 and December 31, 2010, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2011	2010
U.S.:
Interest-bearing	$32,510	$29,053
Non-interest-bearing	4	17
Non-U.S.:
Interest-bearing	621	640
Non-interest-bearing	7	17

Total customer deposits	$33,142	$29,727

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer deposits were aggregated by deposit type offered by the Company as of September 30, 2011 and December 31, 2010 as follows:

(Millions)	2011	2010
U.S. retail deposits:
Savings accounts — Direct	$13,186	$7,725
Certificates of deposit
Direct	901	1,052
Third party	9,179	11,411
Sweep accounts — Third party	9,244	8,865
Other deposits	632	674

Total customer deposits	$33,142	$29,727

The scheduled maturities of all certificates of deposit as of September 30, 2011 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2011	$1,376	$309	$1,685
2012	3,232	90	3,322
2013	3,227	1	3,228
2014	1,665	—	1,665
2015	121	—	121
After 5 years	459	—	459

Total	$10,080	$400	$10,480

As of September 30, 2011 and December 31, 2010, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2011	2010
U.S.	$583	$689
Non-U.S.	316	291

Total	$899	$980

9.	Derivatives and Hedging Activities

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

In addition to the exposures identified above, effective August 1, 2011, the Company entered into a total return contract (TRC) to hedge its exposure to changes in the fair value of its equity investment in ICBC. Under the terms of the TRC, the Company receives from the TRC counterparty an amount equivalent to any reduction in the fair value of its investment in ICBC, and in return the Company pays to the TRC counterparty an amount equivalent to any increase in the fair value of its investment, along with all dividends paid by ICBC, as well as on-going hedge costs.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. To further mitigate bilateral counterparty credit risk, during the third quarter of 2011 the Company exercised its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position post collateral to its counterparty.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. As of September 30, 2011, and December 31, 2010, the counterparty credit risk associated with the Company’s derivatives was not significant.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2011 and December 31, 2010:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$1,075	$909	$2	$38
Cash flow hedges	—	2	1	13
Total return contract
Fair value hedge	110	—	—	—
Foreign exchange contracts
Net investment hedges	468	66	23	272

Total derivatives designated as hedging instruments	$1,653	$977	$26	$323

Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$3	$3	$3
Foreign exchange contracts, including certain embedded derivatives(a)	136	109	189	91
Equity-linked embedded derivative(b)	—	—	3	2

Total derivatives not designated as hedging instruments	137	112	195	96

Total derivatives, gross	$1,790	$1,089	$221	$419

Cash collateral netting(c)	(713)	—	—	—
Derivative asset and derivative liability netting(c)	(13)	(18)	(13)	(18)

Total derivatives, net	$1,064	$1,071	$208	$401

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)
As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements.

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

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to synthetically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2011 and December 31, 2010, the Company hedged $17.9 billion and $15.9 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Total Return Contract
The Company is exposed to changes in the fair value of its equity investment in ICBC due to changes in the price of the underlying shares. The Company uses a TRC to transfer this exposure to its derivative counterparty. Effective August 1, 2011, the Company hedged the full amount of its investment in ICBC of approximately 638.1 million shares. As of December 31, 2010, the Company’s investment in ICBC was not in a designated hedging relationship. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other, net expenses in the Consolidated Statements of Income.
The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC:

For the Three Months Ended September 30:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness(a)
Derivative relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$219	$189	Other, net expenses	$(191)	$(195)	$28	$(6)
Total return contract	Other revenues	166	—	Other revenues	(178)	—	(12)	—

For the Nine Months Ended September 30:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness(a)
Derivative relationship	Location	2011	2010	Location	2011	2010	2011	2010
Interest rate contracts	Other, net expenses	$202	$602	Other, net expenses	$(189)	$(562)	$13	$40
Total return contract	Other revenues	166	—	Other revenues	(178)	—	(12)	—

(a)	Net hedge ineffectiveness on the TRC is reclassified from other revenues to other, net expenses.

The Company also recognized a net reduction in interest expense on long-term debt and other of $127 million and $129 million for the three months ended September 30, 2011 and 2010, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges. For the nine months ended September 30, 2011 and 2010, the impact on interest expense was a net reduction in interest expense on long-term debt and other of $377 million and $391 million, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments synthetically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of September 30, 2011 and December 31, 2010, the Company hedged $298 million and $1.3 billion of its floating-rate debt using interest rate swaps, respectively.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $1 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income:

For the Three Months Ended September 30:

(Millions)	Gains (losses) recognized in income
		Amount reclassified
		from AOCI into			Net hedge
		income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$(8)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the Nine Months Ended September 30:

(Millions)	Gains (losses) recognized in income
		Amount reclassified
		from AOCI into			Net hedge
		income			ineffectiveness
	Location	2011	2010	Location	2011	2010
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(13)	$(29)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$(3)	$—

(a)	During the three and nine months ended September 30, 2011 and 2010, there were no forecasted transactions that were considered no longer probable to occur.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income:

	Gains (losses) recognized in income
		Amount
For the Three Months Ended September 30: (Millions)	Location	2011	2010
Interest rate contracts	Other, net expenses	$—	$3
Foreign exchange contracts(a)	Interest and dividends on investment securities	2	1
	Interest expense on short-term borrowings	—	2
	Interest expense on long-term debt and other	33	24
	Other, net expenses	(48)	101
Equity-linked contract	Other non-interest revenues	(1)	1

Total		$(14)	$132

	Gains (losses) recognized in income
		Amount
For the Nine Months Ended September 30: (Millions)	Location	2011	2010
Interest rate contracts	Other, net expenses	$2	$(11)
Foreign exchange contracts(a)	Interest and dividends on investment securities	7	2
	Interest expense on short-term borrowings	3	6
	Interest expense on long-term debt and other	94	66
	Other, net expenses	(97)	49
Equity-linked contract	Other non-interest revenues	(1)	—

Total		$8	$112

(a)
For the three and nine months ended September 30, 2011 and 2010, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other, net expenses.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information related to such guarantees as of September 30, 2011 and December 31, 2010:

	Maximum amount of
	undiscounted future		Amount of related
	payments(a)		liability(b)
	(Billions)		(Millions)
Type of Guarantee	2011	2010	2011	2010
Card and travel operations(c)	$51	$67	$97	$114
Other(d)	1	1	99	99

Total	$52	$68	$196	$213

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

(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Primarily includes Credit Card Registry, Return Protection, Account Protection and Merchant Protection, which the Company offers directly to cardmembers.

(d)	Other primarily includes guarantees related to the Company’s business dispositions and real estate, each of which are individually smaller indemnifications.
11. Comprehensive Income
Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur.
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Net income	$1,235	$1,093	$3,743	$2,995
Other comprehensive income gains (losses):
Net unrealized securities gains	113	104	205	113
Net unrealized derivative (losses) gains	(1)	4	6	16
Foreign currency translation adjustments	(178)	307	(116)	242
Net unrealized pension and other postretirement benefit gains	14	4	19	39

Total	$1,183	$1,512	$3,857	$3,405

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

The Company believes it is reasonably possible that the unrecognized tax benefits could decrease within the next 12 months by as much as $851 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $851 million of unrecognized tax benefits, approximately $606 million relates to amounts recorded to equity that, if recognized, would not impact the effective tax rate. With respect to the remaining $245 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate from continuing operations:

	Three Months Ended	Nine Months Ended	Year Ended
	September 30, 2011	September 30, 2011	December 31, 2010
Effective tax rate(a)(b)	28%	29%	32%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

(b)
The income tax provision from continuing operations for the three and nine months ended September 30, 2011 includes a $77 million tax benefit related to a distribution of foreign subsidiary earnings with associated foreign tax credits. The income tax provision from continuing operations for the nine months ended September 30, 2011 also includes the impact of a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items.

Discontinued operations for the nine months ended September 30, 2011 included the impact of a $36 million tax benefit related to the favorable resolution of certain prior years’ tax items related to American Express Bank, Ltd., which was sold to Standard Chartered PLC during the quarter ended March 31, 2008.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Basic and diluted:
Income from continuing operations	$1,235	$1,093	$3,707	$2,995
Earnings allocated to participating share awards and other items(a)	(15)	(13)	(44)	(38)
Income from discontinued operations, net of tax	—	—	36	—

Net income attributable to common shareholders	$1,220	$1,080	$3,699	$2,957

Denominator:
Basic: Weighted-average common stock	1,175	1,193	1,184	1,189
Add: Weighted-average stock options (b)	6	6	7	6

Diluted	1,181	1,199	1,191	1,195

Basic EPS:
Income from continuing operations attributable to common shareholders	$1.04	$0.91	$3.09	$2.49
Income from discontinued operations	—	—	0.03	—

Net income attributable to common shareholders	$1.04	$0.91	$3.12	$2.49

Diluted EPS:
Income from continuing operations attributable to common shareholders	$1.03	$0.90	$3.08	$2.47
Income from discontinued operations	—	—	0.03	—

Net income attributable to common shareholders	$1.03	$0.90	$3.11	$2.47

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

(b)
For both the three and nine months ended September 30, 2011, the dilutive effect of unexercised stock options excludes 19 million options. For the three and nine months ended September 30, 2010, the dilutive effect of unexercised stock options excludes 36 million and 37 million options, respectively. Such amounts for all periods were excluded from the computation of EPS because inclusion of the options would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Foreign currency conversion revenue	$225	$221	$651	$614
Delinquency fees	155	151	439	463
Service fees	89	85	266	247
Other	135	58	361	188

Total other commissions and fees	$604	$515	$1,717	$1,512

The following is a detail of other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Global Network Services partner revenues	$157	$145	$459	$391
Gain (Loss) on investment securities	—	—	—	(5)
Other	377	358	1,087	1,028

Total other revenues	$534	$503	$1,546	$1,414

The following is a detail of marketing, promotion, rewards and cardmember services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Marketing and promotion	$757	$871	$2,261	$2,314
Cardmember rewards	1,565	1,263	4,755	3,666
Cardmember services	189	141	526	425

Total marketing, promotion, rewards and cardmember services	$2,511	$2,275	$7,542	$6,405

The following is a detail of other, net expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Occupancy and equipment	$433	$371	$1,218	$1,134
Communications	93	92	280	284
Other non-income taxes	53	77	164	172
MasterCard and Visa settlements, net of legal fees	(68)	(213)	(494)	(639)
Other	301	303	786	633

Total other, net expense	$812	$630	$1,954	$1,584

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities and are periodically subject to governmental examinations (including by regulatory authorities), information gathering requests, subpoenas, inquiries and investigations (collectively, “governmental examinations”). As of September 30, 2011, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses or refers to certain of its more significant legal proceedings and governmental examinations under Item 1. Legal Proceedings in Part II. Other Information (Legal Proceedings).

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

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues such that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $470 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents certain operating segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Non-interest revenues:
USCS	$2,710	$2,501	$7,892	$7,278
ICS	1,132	926	3,233	2,668
GCS	1,195	1,128	3,631	3,217
GNMS	1,188	1,048	3,459	2,986
Corporate & Other, including adjustments and eliminations(a)	167	186	541	510

Total	$6,392	$5,789	$18,756	$16,659

Interest income:
USCS	$1,329	$1,334	$3,886	$4,060
ICS	323	342	995	1,047
GCS	3	2	7	5
GNMS	2	1	4	3
Corporate & Other, including adjustments and eliminations(a)	97	115	317	382

Total	$1,754	$1,794	$5,209	$5,497

Interest expense:
USCS	$201	$210	$604	$604
ICS	108	105	322	310
GCS	68	58	196	162
GNMS	(60)	(51)	(163)	(144)
Corporate & Other, including adjustments and eliminations(a)	258	288	786	886

Total	$575	$610	$1,745	$1,818

Total revenues, net of interest expense:
USCS	$3,838	$3,625	$11,174	$10,734
ICS	1,347	1,163	3,906	3,405
GCS	1,130	1,072	3,442	3,060
GNMS	1,250	1,100	3,626	3,133
Corporate & Other, including adjustments and eliminations(a)	6	13	72	6

Total	$7,571	$6,973	$22,220	$20,338

Income (loss) from continuing operations:
USCS	$733	$595	$1,953	$1,525
ICS	221	144	571	438
GCS	197	150	558	347
GNMS	332	252	969	766
Corporate & Other, including adjustments and eliminations(a)	(248)	(48)	(344)	(81)

Total	$1,235	$1,093	$3,707	$2,995

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

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
If the Company achieves its EPS target as well as the ROE target, it would seek to return, on average and over time, approximately 50 percent of the capital it generates to shareholders as dividends or through repurchases of common stock.
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

Current Business Environment/Outlook
The Company’s results for the third quarter of 2011 continued to reflect strong spending growth and improved credit performance. During the quarter cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses, despite a challenging economic environment and when being compared to relatively strong prior year performance.
While the positive impacts of strong billings growth and modestly higher cardmember borrowing levels were partially offset by lower loan yields, the strong billings growth, improved credit trends and the benefit of a lower effective tax rate provided the Company with the opportunity to invest in the business at significant levels and also generate strong earnings. These investments continue to be focused both on driving near-term metrics and building capabilities that will benefit the medium to long-term success of the Company.
The Company’s improving credit trends mentioned above contributed to a reduction in loan write-offs and in loss reserve levels over the course of the third quarter of 2011 when compared to 2010. Reserve coverage ratios remain at appropriate levels after taking into consideration a reduction of approximately $450 million in loss reserve levels during the quarter. Going forward, the Company expects benefits to its results from reserve releases to diminish.
Net interest yield declined compared to the third quarter of 2010. The lower yield reflects lower revolving levels and lower balances at penalty rates due to the implementation of elements of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Going forward, net interest yield will continue to be influenced by certain strategies the Company decides to employ, such as its current focus on premium lending, as well as other factors such as the credit quality of its portfolio, the percentage of the portfolio that is revolving, the cost of funds and potential pricing changes.
Despite the continued momentum across the Company’s businesses, the economic environment remains uncertain. The uncertain environment includes questions about the creditworthiness of sovereign issuers within Europe and the strength of the European banking system. Sovereign defaults or the continued concerns about European fiscal policy and unity could lead to disruptions in capital markets and increase borrowing costs for consumers and companies in Europe and the United States. In addition, the Company received the last settlement payment from MasterCard in the second quarter, will receive the last payment from Visa in the fourth quarter and faces more difficult year-over-year comparisons in light of strong 2010 and year-to-date 2011 volume and credit performance. In light of these factors, the Company is continuing to implement its plan to slow the year-over-year growth of its operating expenses as it exits this year and enters 2012.
Reengineering Initiatives
The Company expects to record additional restructuring charges in 2011 and 2012 related to employee severance obligations, other employee-related costs and lease termination costs resulting from the planned consolidation of facilities within the Company’s global servicing network, which was first announced in the fourth quarter of 2010. The expected aggregate amount of these additional charges is approximately $50 million to $60 million pretax (approximately $32 million to $38 million after-tax). During the first and second quarters of 2011, respectively, the Company recorded $11 million ($7 million after-tax) and $4 million ($2 million after-tax) of such expected additional charges. In the third quarter of 2011, the Company did not record additional charges and has lowered its estimated range of charges from a range of $60 million to $80 million to a range of $50 million to $60 million to reflect the fact that more employees than expected have chosen to relocate to other company locations.

Substantially all of the reengineering activities described above are expected to be completed by the end of the second quarter of 2012.
In the third quarter of 2011, the Company recorded $39 million ($28 million after-tax) of net additional severance related reengineering costs.
Acquisitions
During the first quarter of 2011, the Company completed the acquisition of a controlling interest in Loyalty Partner (March 1, 2011) for total consideration of $616 million ($585 million plus $31 million in cash acquired). In addition, the Company may acquire the remaining noncontrolling equity interest over a three-year period beginning at the end of 2013 at a price based on business performance, which currently has an estimated fair value of $150 million. Loyalty Partner is a leading marketing services company best known for the loyalty programs it operates in Germany, Poland and India. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. The final purchase price allocation will be completed in a subsequent quarter.
Refer to Note 2 of the Consolidated Financial Statements for further information.

American Express Company
Selected Statistical Information
Refer to “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business:
United States	$136.4	$120.5	$397.3	$348.2
Outside the United States	71.3	58.8	205.9	167.4

Total	$207.7	$179.3	$603.2	$515.6

Total cards-in-force: (millions)
United States	50.2	48.1	50.2	48.1
Outside the United States	45.6	40.9	45.6	40.9

Total	95.8	89.0	95.8	89.0

Basic cards-in-force: (millions)(a)
United States	38.9	37.2	38.9	37.2
Outside the United States	36.4	32.6	36.4	32.6

Total	75.3	69.8	75.3	69.8

Average discount rate	2.54%	2.56%	2.54%	2.56%
Average basic cardmember spending (dollars)(b)	$3,739	$3,330	$10,947	$9,628
Average fee per card (dollars)(b)	$40	$38	$39	$37
Average fee per card adjusted (dollars)(b)	$43	$41	$43	$41

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

(b)
Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $66 million and $58 million for the three months ended September 30, 2011 and 2010, respectively, and $198 million and $157 million for the nine months ended September 30, 2011 and 2010, respectively. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $52 million and $49 million for the three months ended September 30, 2011 and 2010, respectively, and $162 million and $156 million for the nine months ended September 30, 2011 and 2010, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company
Selected Statistical Information
(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Worldwide cardmember receivables
Total receivables	$39.8	$35.1	$39.8	$35.1
Loss reserves (millions)
Beginning balance	$415	$440	$386	$546
Provision for losses on authorized transactions(a)	125	53	404	292
Net write-offs	(146)	(116)	(406)	(481)
Other	(6)	(13)	4	7

Ending balance	$388	$364	$388	$364

% of receivables	1.0%	1.0%	1.0%	1.0%
Net write-off rate — principal — USCS(b)	1.8%	1.6%	1.7%	1.7%
Net write-off rate — principal and fees — USCS(b)	1.9%	1.8%	1.8%	1.8%
30 days past due as a % of total — USCS	2.0%	1.7%	2.0%	1.7%
Net loss ratio as a % of charge volume — ICS/GCS(c)	0.10%	0.09%	0.09%	0.18%
90 days past billing as a % of total — ICS/GCS(c)	0.8%	0.8%	0.8%	0.8%

Worldwide cardmember loans
Total loans	$58.2	$57.2	$58.2	$57.2
30 days past due as a % of total	1.5%	2.5%	1.5%	2.5%
Loss reserves (millions)
Beginning balance	$2,560	$4,866	$3,646	$3,268
Adoption of GAAP consolidation standard(d)	—	—	—	2,531
Provision for losses on authorized transactions	16	239	23	1,429
Net write-offs — principal	(383)	(728)	(1,375)	(2,630)
Net write-offs — interest and fees	(44)	(81)	(159)	(287)
Other	(10)	22	4	7

Ending balance	$2,139	$4,318	$2,139	$4,318

Ending Reserves — principal	$2,080	$4,210	$2,080	$4,210
Ending Reserves — interest and fees	$59	$108	$59	$108
% of loans	3.7%	7.5%	3.7%	7.5%
% of past due	238%	302%	238%	302%
Average loans	$58.9	$57.4	$58.7	$58.2
Net write-off rate — principal only(b)	2.6%	5.1%	3.1%	6.0%
Net write-off rate — principal, interest and fees(b)	2.9%	5.6%	3.5%	6.7%
Net interest income divided by average loans(e)(f)	7.9%	8.2%	7.9%	8.5%
Net interest yield on cardmember loans(e)	9.1%	9.5%	9.1%	9.8%

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.

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

(d)
In accordance with GAAP governing accounting for consolidation of variable interest entities (VIE) effective January 1, 2010, which resulted in the consolidation of the American Express Credit Account Master Trust (the Lending Trust), $29.0 billion of additional cardmember loans along with a $2.5 billion loan loss reserve were recorded on the Company’s Consolidated Balance Sheets.

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

American Express Company
Selected Statistical Information
(continued)
Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages and where indicated)	2011	2010	2011	2010
Net interest income	$1,179	$1,184	$3,464	$3,679
Average loans (billions)	$58.9	$57.4	$58.7	$58.2
Adjusted net interest income	$1,356	$1,381	$3,995	$4,258
Adjusted average loans (billions)	$58.8	$57.4	$58.4	$58.1
Net interest income divided by average loans	7.9%	8.2%	7.9%	8.5%
Net interest yield on cardmember loans	9.1%	9.5%	9.1%	9.8%

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
Consolidated Results of Operations for the Three Months Ended September 30, 2011 and 2010
The Company’s consolidated net income for the three months ended September 30, 2011 increased $142 million or 13 percent to $1.2 billion and diluted EPS increased by $0.13 to $1.03.
The Company’s total revenues net of interest expense and total expenses increased by approximately 9 percent and 13 percent, respectively, while total provisions for losses decreased by 33 percent for the three months ended September 30, 2011, as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates from 2010 to 2011, total revenues net of interest expense and total expenses increased approximately 6 percent and 11 percent, respectively, while provisions for losses decreased approximately 35 percent in 2011.1

[1]
The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended September 30, 2011 apply to the period against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense for the three months ended September 30, 2011 of $7.6 billion increased $598 million or 9 percent from 2010. The increase in total revenues net of interest expense primarily reflects higher discount revenues, increased other commissions and fees, higher net card fees and higher other revenues, partially offset by slightly lower net interest income and slightly lower travel commissions and fees.
Discount revenue for the three months ended September 30, 2011 increased $457 million or 12 percent as compared to 2010, to $4.2 billion as a result of 16 percent growth in billed business volumes, partially offset by a slight decline in the average discount rate. The lower revenue growth versus total billed business growth reflects the relatively faster growth in billed business related to GNS, where the Company shares the discount revenue with card issuing partners, and higher contra-revenue items, including corporate incentive payments and partner payments. The average discount rate was 2.54 percent and 2.56 percent for the three months ended September 30, 2011 and 2010, respectively.
U.S. billed business and billed business outside the United States increased 13 percent and 21 percent, respectively, for the three months ended September 30, 2011 as compared to the same period in the prior year. The increase in billed business within the United States reflected an increase in average spending per proprietary basic card and an increase in basic cards-in-force. The increase in billed business outside the United States reflected an increase in average spending per proprietary basic card and basic cards-in-force.
The table below summarizes selected statistics for billed business and average spend during the three months ended September 30, 2011 compared to the same period in the prior year:

	2011
		Percentage Increase
		(Decrease) Assuming
	Percentage	No Changes in
	Increase	Foreign Exchange
	(Decrease)	Rates	(a)
Worldwide(b)
Billed business	16%	13%
Proprietary billed business	14	12
GNS billed business(c)	30	23
Average spending per proprietary basic card	12	10
Basic cards-in-force	8
United States(b)
Billed business	13
Average spending per proprietary basic card	11
Basic cards-in-force	5
Proprietary consumer card billed business(d)	11
Proprietary small business billed business(d)	15
Proprietary Corporate Services billed business(e)	14
Outside the United States(b)
Billed business	21	14
Average spending per proprietary basic card	17	10
Basic cards-in-force	12
Proprietary consumer and small business billed business(f)	16	9
Proprietary Corporate Services billed business(e)	21	14

(a)	Refer to footnote 1 on page 42 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the Global Network & Merchant Services (GNMS) segment.

(d)	Included in the U.S. Card Services (USCS) segment.

(e)	Included in the Global Commercial Services (GCS) segment.

(f)	Included in the International Card Services (ICS) segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States grew 19 percent in Japan, Asia Pacific and Australia, 14 percent in Latin America and Canada, and 8 percent in Europe, the Middle East and Africa.
Total cards-in-force increased 8 percent worldwide due to a 21 percent increase in GNS, a 2 percent increase in USCS, and a 1 percent increase in ICS. During the three months ended September 30, 2011, total cards-in-force increased by 400,000 in the United States and increased by 1,400,000 outside the United States compared to the second quarter of 2011.
Travel commissions and fees decreased $3 million or 1 percent to $480 million, primarily due to a benefit in the prior year related to revenue recognized from the signing of supplier contracts, partially offset by a 13 percent increase in worldwide travel sales.
Other commissions and fees increased $89 million or 17 percent to $604 million, primarily driven by revenues related to Loyalty Partner operations.
Other revenues increased $31 million or 6 percent to $534 million, primarily reflecting higher GNS partner royalty revenues, higher foreign exchange fees and greater merchant-related fee revenues.
Interest income decreased $40 million or 2 percent to $1.8 billion for the three months ended September 30, 2011 compared to the same period in the prior year. Interest and fees on loans decreased $22 million or 1 percent, driven by a lower net yield, which was partially offset by a 3 percent increase in average cardmember loans. The lower net yield reflects lower revolving levels and lower balances at penalty rates due to the implementation of elements of the CARD Act and improved credit performance. These reductions to yield were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Interest and dividends on investment securities decreased $35 million or 34 percent to $68 million, primarily reflecting decreased investment levels. Interest on deposits with banks and others increased $17 million to $33 million, primarily due to higher average deposit balances compared to the same period in 2010.
Interest expense decreased $35 million or 6 percent to $575 million for the three months ended September 30, 2011 compared to the same period in 2010. Interest on deposits decreased $14 million or 10 percent to $127 million, as an increase in balances was more than offset by a lower cost of funds. Interest on long-term debt and other decreased 6 percent, reflecting a lower average long-term debt balance, partially offset by a higher effective cost of funds.
Provisions for Losses
Provisions for losses of $249 million for the three months ended September 30, 2011 decreased $124 million or 33 percent compared to the same period in 2010. Charge card provisions for losses increased $85 million or 96 percent, primarily driven by higher average receivable levels, higher write-offs and a release of reserves in the prior year. Cardmember loans provisions for losses decreased $214 million or 82 percent to $48 million, reflecting lower write-offs and a lower cardmember reserve requirement at the end of the third quarter of 2011 due to improving credit performance. Other provisions for losses increased $5 million or 23 percent.
Expenses
Consolidated expenses for the three months ended September 30, 2011 were $5.6 billion, an increase of $651 million or 13 percent from $5.0 billion in 2010. The increase reflects increased cardmember rewards expenses, increased cardmember services expenses, higher salaries and employee benefits expenses, and greater occupancy and equipment expenses, partially offset by lower marketing and promotion expenses.
Marketing and promotion expenses decreased $114 million or 13 percent to $757 million for the three months ended September 30, 2011 from $871 million in 2010 due to lower product media and brand spending, in addition to slightly lower card acquisition and loyalty spending.

Cardmember rewards expenses increased $302 million or 24 percent to $1.6 billion in 2011 from $1.3 billion in 2010, reflecting greater rewards-related spending volumes and higher co-brand expense. In addition, higher redemptions led to a slight increase in the ultimate redemption rate estimate.
Cardmember services expense increased $48 million or 34 percent to $189 million reflecting increased costs associated with new benefits made available to U.S. cardmembers.
Salaries and employee benefits expenses increased $244 million or 18 percent to $1.6 billion for the three months ended September 30, 2011 from $1.4 billion in 2010, reflecting higher employee levels, merit increases for existing employees, higher benefit-related costs, severance costs related to reengineering activities and higher incentive-related compensation.
Occupancy and equipment expenses for the three months ended September 30, 2011 increased $62 million or 17 percent, primarily reflecting costs associated with Loyalty Partner and an increase in software purchasing expense.
Other, net expenses for the three months ended September 30, 2011 increased $119 million or 71 percent compared to the same period in 2010, primarily reflecting a MasterCard settlement payment received in the third quarter of 2010 and expenses related to legal exposures, partially offset by benefits related to the hedging of fixed-rate debt and income statement foreign exchange exposures.
Income Taxes
The effective tax rate from continuing operations was 28 percent for the three months ended September 30, 2011 compared to 33 percent for the same period in 2010. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits. In addition, the tax rate in the third quarter of 2011 includes a $77 million tax benefit related to a distribution of foreign subsidiary earnings with associated foreign tax credits.
Consolidated Results of Operations for the Nine Months Ended September 30, 2011 and 2010
The Company’s consolidated net income for the nine months ended September 30, 2011 increased $748 million or 25 percent to $3.7 billion and diluted EPS, including discontinued operations, increased by $0.64 or 26 percent to $3.11.
The Company’s total revenues net of interest expense and total expenses increased by approximately 9 percent and 17 percent, respectively, while total provisions for losses decreased by 64 percent for the nine months ended September 30, 2011 as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates from 2010 to 2011, total revenues net of interest expense and total expenses increased approximately 7 percent and 15 percent, respectively.2
Total Revenues Net of Interest Expense
Consolidated total revenues net of interest expense for the nine months ended September 30, 2011 of $22.2 billion were up $1.9 billion or 9 percent from 2010. The increase in total revenues net of interest expense primarily reflects higher discount revenue, increased other commissions and fees, greater travel commissions and fees, higher other revenues and higher net card fees, partially offset by lower net interest income.

[2]
The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the nine months ended September 30, 2011 apply to the period against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Discount revenue for the nine months ended September 30, 2011 increased $1.5 billion or 14 percent as compared to 2010 to $12.4 billion as a result of a 17 percent increase in billed business. The average discount rate was 2.54 percent and 2.56 percent for the nine months ended September 30, 2011 and 2010, respectively.
U.S. billed business and billed business outside the United States were up 14 percent and 23 percent, respectively, for the nine months ended September 30, 2011. The increase in billed business within the United States reflected an increase in average spending per proprietary basic card and a slight increase in basic cards-in-force. The increase in billed business outside the United States reflected an increase in average spending per proprietary basic card and basic cards-in-force.
The table below summarizes selected statistics for billed business and average spend during the nine months ended September 30, 2011 compared to the same period in the prior year:

	2011
		Percentage Increase
		(Decrease) Assuming
	Percentage	No Changes in
	Increase	Foreign Exchange
	(Decrease)	Rates	(a)
Worldwide(b)
Billed business	17%	14%
Proprietary billed business	15	13
GNS billed business(c)	32	24
Average spending per proprietary basic card	14	11
Basic cards-in-force	8
United States(b)
Billed business	14
Average spending per proprietary basic card	12
Basic cards-in-force	5
Proprietary consumer card billed business(d)	13
Proprietary small business billed business(d)	14
Proprietary Corporate Services billed business(e)	15
Outside the United States(b)
Billed business	23	14
Average spending per proprietary basic card	20	11
Basic cards-in-force	12
Proprietary consumer and small business billed business(f)	19	10
Proprietary Corporate Services billed business(e)	23	15

(a)	Refer to footnote 2 on page 45 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.
Assuming no changes in foreign exchange rates, total billed business outside the United States grew 18 percent in Japan, Asia Pacific and Australia, 15 percent in Latin America and Canada, and 10 percent in Europe, the Middle East and Africa.
Total cards-in-force increased 8 percent worldwide due to a 21 percent increase in GNS and a 2 percent increase in USCS. During the nine months ended September 30, 2011, total cards-in-force increased by 2,100,000 in the United States and increased by 4,700,000 outside of the United States compared to the same period in 2010.

Travel commissions and fees increased $155 million or 12 percent to $1.5 billion, primarily reflecting a 16 percent increase in worldwide travel sales, partially offset by a lower travel commission rate.
Other commissions and fees increased $205 million or 14 percent to $1.7 billion, driven primarily by revenues related to Loyalty Partner operations and greater foreign conversion revenues related to higher spending, partially offset by lower delinquency fees.
Other revenues increased $132 million or 9 percent to $1.5 billion, primarily reflecting higher GNS partner royalty revenues, higher foreign exchange related revenue, higher merchant-related fee revenues and higher global prepaid revenues and publishing revenues, partially offset by reduced insurance premium revenues.
Interest income decreased $288 million or 5 percent to $5.2 billion for the nine months ended September 30, 2011 compared to the same period in the prior year. Interest and fees on loans decreased $224 million or 4 percent to $4.9 billion, driven by a lower net yield on cardmember loans, partially offset by an increase in average cardmember loans. The lower net yield reflects lower revolving levels and lower balances at penalty rates due to the implementation of elements of the CARD Act and improved credit performance. These reductions to yield were partially offset by the benefit of certain repricing initiatives effective during 2009 and 2010. Interest and dividends on investment securities decreased $90 million or 26 percent to $255 million, primarily reflecting decreased average investment levels. Interest on deposits with banks and others increased $26 million or 58 percent to $71 million, primarily due to higher average deposit balances versus the prior year.
Interest expense decreased $73 million or 4 percent to $1.7 billion for the nine months ended September 30, 2011 compared to the same period in 2010. Interest on deposits decreased $11 million or 3 percent to $395 million, as a lower cost of funds was partially offset by an increase in average deposit balances. Interest on long-term debt and other decreased $66 million or 5 percent, reflecting a lower average long-term debt balance, partially offset by a higher effective cost of funds.
Provisions for Losses
Provisions for losses of $703 million for the nine months ended September 30, 2011 decreased $1.3 billion or 64 percent compared to the same period in 2010. Charge card provisions for losses increased $121 million or 29 percent, primarily driven by higher average receivable levels, higher write-offs and a lower reserve requirement in the prior year. Cardmember loans provisions for losses decreased $1.4 billion or 93 percent to $104 million, primarily reflecting lower write-offs and a lower cardmember loan reserve requirement as of September 30, 2011, due to improving credit performance. Other provisions for losses remained flat.
Expenses
Consolidated expenses for the nine months ended September 30, 2011 were $16.3 billion, up $2.4 billion or 17 percent from $13.9 billion in 2010. The increase reflects increased cardmember rewards expenses, higher salaries and employee benefits expenses, greater professional services expenses, higher other, net expenses, higher cardmember services expenses, and higher occupancy and equipment expenses.
Marketing and promotion expenses decreased $53 million or 2 percent to $2.3 billion for the nine months ended September 30, 2011, due to lower product media and brand spending, as well as lower card acquisition and loyalty spending.

Cardmember rewards expenses increased $1.1 billion or 30 percent to $4.8 billion in 2011 from $3.7 billion in 2010, reflecting higher rewards-related spending volumes and co-brand expense. In addition, higher redemptions led to an increase in the ultimate redemption rate; to a lesser extent, a shift in redemption mix also drove a slight increase in the weighted average cost per point. These increases in the ultimate redemption rate and weighted average cost per point, both of which impacted the expense related to points earned during the period as well as the Membership Rewards liability for unredeemed points at the beginning of the period, led to a more pronounced increase in rewards costs during this period than in previous periods.
Cardmember services expense increased $101 million or 24 percent to $526 million for the nine months ended September 30, 2011 from $425 million in 2010, driven by higher cost associated with new benefits made available to U.S. cardmembers and higher volume-related rewards costs.
Salaries and employee benefits expenses increased $719 million or 18 percent to $4.7 billion for the nine months ended September 30, 2011 from $4.0 billion in 2010, reflecting higher employee levels, merit increases for existing employees, higher benefit-related costs, severance costs related to reengineering activities and higher incentive-related compensation.
Professional services expenses for the nine months ended September 30, 2011 increased $200 million or 11 percent compared to the same period in 2010, reflecting higher technology development expenditures including various initiatives related to digitizing the business, globalizing operating platforms, and enhancing analytical and data capabilities; higher legal costs; and greater third-party merchant sales-force commissions; partially offset by lower consulting fees and collection expenses.
Other, net expenses for the nine months ended September 30, 2011 increased $290 million compared to the same period in 2010, primarily reflecting lower MasterCard settlement payments in 2011, increased expenses related to legal exposures, higher employee-related activity and higher travel and entertainment costs, partially offset by a benefit related to accounting for hedging the Company’s fixed-rate debt.
Income Taxes
The effective tax rate from continuing operations was 29 percent for the nine months ended September 30, 2011 compared to 33 percent for the same period in 2010. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits. In addition, the tax rate for the nine months ended September 30, 2011 includes a $77 million tax benefit related to a distribution of foreign subsidiary earnings with associated foreign tax credits and a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items while the tax rate in 2010 included the impact of a $44 million valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.

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
The level and composition of the Company’s consolidated capital position are determined through the Company’s internal capital adequacy assessment process, which reflects its business activities, as well as marketplace conditions and credit rating agency requirements. They are also influenced by subsidiary capital requirements. The Company, as a bank holding company, is also subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.
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
The Dodd-Frank Reform Act and a series of international capital and liquidity standards known as Basel III published by Basel on December 16, 2010 will in the future change these current quantitative measures. In general, these changes will involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. The specific U.S. guidelines supporting the new standards and the Basel III capital standards have not been finalized, but are generally expected to be issued within the next twelve months. In addition to these measurement changes, international and U.S. banking regulators could increase the ratio levels at which banks would be deemed to be “well capitalized”.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of September 30, 2011. As noted below, certain of these ratios are based on shareholders’ equity of $18.1 billion as of September 30, 2011.

	Well-
	Capitalized
	Ratio	Actual
Risk-Based Capital
Tier 1	6%
American Express Company		12.3%
Centurion Bank		20.6%
FSB		19.0%
Total	10%
American Express Company		14.3%
Centurion Bank		21.9%
FSB		21.4%
Tier 1 Leverage	5%
American Express Company		9.8%
Centurion Bank		20.2%
FSB		16.3%
Tier 1 Common Risk-Based
American Express Company		12.3%
Common Equity to Risk-Weighted Assets
American Express Company		15.8%
Tangible Common Equity to Risk-Weighted Assets
American Express Company		12.0%

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules (as currently proposed) been in place during the third quarter of 2011, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would decline by approximately 30 basis points. In addition, the impact of the new rules on the reported Tier 1 leverage ratio would be a decline of approximately 170 basis points. The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the U.S. implementation of the Basel III rules; and the estimated impact for the third quarter of 2011 is not necessarily indicative of the impact in future periods.
The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, all of which are calculated as per standard regulatory guidance:
Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of September 30, 2011 were $114.3 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of September 30, 2011 was $14.0 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.
Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of September 30, 2011 was $2.3 billion.
Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of September 30, 2011 were $143.3 billion.
The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:
Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

September 30,
(Millions)	2011
Total shareholders’ equity	$18,100
Effect of certain items in accumulated other comprehensive income (loss) excluded from Tier 1 common equity	185
Less: Ineligible goodwill and intangible assets	(4,083)
Less: Ineligible deferred tax assets	(162)

Total Tier 1 common equity	$14,040

The Company believes the Tier 1 common risk-based capital ratio may be useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed international banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.
Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $18.1 billion as of September 30, 2011, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.4 billion as of September 30, 2011. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.
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
The Company maintains certain flexibility to shift capital across its businesses as appropriate. For example, the Company may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity levels at the American Express’ parent company (Parent Company) level.
Share Repurchases and Dividends
The Company has a share repurchase program to return excess capital to shareholders. These share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2011, the Company returned $1.4 billion and $2.6 billion, respectively, in dividends ($213 million and $646 million, respectively) and share repurchases ($1.2 billion and $2.0 billion, respectively), which represents approximately 105 percent and 60 percent of total capital generated, respectively.
During the third quarter of 2011, the Company continued share repurchase activities and repurchased 26 million common shares at an average price of $46.55. The Company repurchased 41 million shares during the nine months ended September 30, 2011. The Company is executing its share repurchase program, subject to market conditions, pursuant to its capital plan to repurchase up to $2.3 billion of common shares in 2011.
Since the inception of repurchase programs in December 1994, 725 million shares have been acquired under cumulative Board authorizations to repurchase up to 770 million shares. On a cumulative basis, since 1994, the Company has distributed 64 percent of capital generated through share repurchases and dividends.
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
The Company seeks to raise funds to meet all of its financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations on a consolidated basis for a 12-month period. Management does not expect to make any major funding or liquidity strategy changes in order to meet Basel III’s Liquidity Coverage Ratio (LCR) standard.
During the third quarter of 2011, the Company issued $1.3 billion of senior unsecured debt with maturity of five years and a coupon of 2.8 percent. Subsequent to September 30, 2011, the Company issued (i) an incremental C$200 million of senior unsecured debt as part of a reopening of an existing C$400 million note that was issued during the second quarter of 2011, raising the amount of the total note to C$600 million, with a maturity of five years and a coupon of 3.6 percent, (ii) $1.07 billion of asset-backed securities from the Lending Trust with a maturity of three years, which included $1 billion of Class A at one-month LIBOR plus 17 basis points and $73 million Class B at one-month LIBOR plus 70 basis points, and (iii) $33 million and $91 million of subordinated Class B asset-backed securities, which had been issued and retained as part of a securitized transaction in 2008 and 2009, respectively.
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

Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1	A	Stable
		(middle)	(high)
Fitch	All rated entities	F1	A+	Stable
TRS and rated
Moody’s	operating	Prime-1	A2	Stable
subsidiaries
Moody’s	American Express	Prime-2	A3	Stable
Company
S&P	All rated entities	A-2	BBB+	Stable

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
During the third quarter of 2011, within U.S. retail deposits the Company focused on continuing to grow both the number of accounts and the total balances outstanding on savings accounts and CDs that were sourced directly with consumers through Personal Savings from American Express. The account and balance growth of Personal Savings from American Express replaced the maturities of CDs issued through third-party distribution channels.

The Company held the following deposits as of:

	September 30,	December 31,
(Billions)	2011	2010
U.S. retail deposits:
Savings accounts — Direct	$13.2	$7.7
Certificates of deposit:(a)
Direct	0.9	1.1
Third party	9.2	11.4
Sweep accounts — Third party	9.2	8.9
Other deposits	0.6	0.6

Total customer deposits	$33.1	$29.7

(a)	The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 19.4 months and 2.5 percent, respectively.
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
Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the nine months ended September 30, 2011, no triggering events occurred resulting in funding of reserve accounts or early amortization.
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
As of September 30, 2011, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

(Billions)	Total
Cash	$19.5	(a)
Readily-marketable securities	2.9	(b)

Total Liquidity Portfolio	22.4
Less:
Short-term obligations outstanding	0.8	(c)

Cash and readily-marketable securities available to fund maturities	$21.6

(a)	Includes $24.9 billion classified as cash and cash equivalents, less $5.4 billion of cash available to fund day-to-day operations. Cash also includes $26 million classified as other assets on the Company’s Consolidated Balance Sheets, which is held against certain forthcoming asset-backed securitization maturities.

(b)	Consists of certain available-for-sale investment securities (U.S. Treasury and agency securities, and government-guaranteed debt) that are considered highly liquid.

(c)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.
The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities
	Unsecured	Asset-Backed	Certificates of
Quarter Ending:	Debt	Securitizations	Deposit	Total
December 31, 2011	$6.9	$—	$1.3	$8.2
March 31, 2012	1.0	0.5	1.2	2.7
June 30, 2012	1.2	2.0	0.8	4.0
September 30, 2012	0.6	3.2	0.4	4.2

Total	$9.7	$5.7	$3.7	$19.1

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
Securitized Borrowing Capacity
The Company maintained a $3.0 billion committed, revolving, secured financing facility sponsored by and with liquidity backup provided by a syndicate of banks as of September 30, 2011. The facility is used in the ordinary course of business to fund seasonal working capital needs, as well as further enhance the Company’s contingent funding resources.
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
The Company had approximately $34.5 billion in U.S. credit card loans and charge card receivables as of September 30, 2011 that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facilities
The Company maintained committed bank credit facilities as of September 30, 2011, as follows:

(Billions)	Parent Company	Credco	Total(a)
Committed(b)	$0.8	$6.6	$7.4
Outstanding	$—	$4.5	$4.5

(a)	Does not include the $3.0 billion Secured Borrowing Capacity described above.

(b)	Committed lines were supplied by 31 financial institutions as of September 30, 2011.
The Company’s committed facilities expire as follows:

(Billions)
2012	$2.9
2014 (a)	2.0
2016 (a)	2.5

Total	$7.4

(a)	On August 3, 2011, the Company repaid AUD $4.1 billion on its Australian Syndicated Credit Facility and on the same day entered into a new Credit Facility agreement for AUD $4.5 billion, which was fully drawn.

Certain Other Off-Balance Sheet Arrangements
As of September 30, 2011, the Company had approximately $238 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products have no pre-set limit and, therefore, are not reflected in unused credit available to cardmembers.
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
For the nine months ended September 30, 2011, net cash provided by operating activities of $7.0 billion decreased $239 million compared to $7.2 billion for the nine months ended September 30, 2010 due to lower provisions for losses and changes in accounts payable and other liabilities, partially offset by higher net income and deferred taxes and other in 2011 and changes in other receivables and other assets.
Cash Flows from Investing Activities
The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.
For the nine months ended September 30, 2011, net cash provided by investing activities of $4.9 billion decreased $352 million compared to $5.3 billion for the nine months ended September 30, 2010 due to a reduction in maturities, redemptions and sales of investments and a net increase in cardmember loans and receivables, partially offset by lower purchases of investments and a higher change in restricted cash in 2011 as compared to the same period in 2010.
Cash Flows from Financing Activities
The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.
For the nine months ended September 30, 2011, net cash used in financing activities of $3.3 billion decreased $4.6 billion compared to $7.9 billion for the nine months ended September 30, 2010 due to an increase in the issuance of long-term debt, an increase in customer deposits and higher net changes in short-term borrowings, partially offset by an increase in principal payments on long-term debt and cash outflows related to the repurchase of common shares in 2011 as compared to the same period in 2010.

Certain Legislative, Regulatory and Other Developments
As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. As a bank holding company and a financial holding company, the Company is subject to comprehensive examination and supervision by the Federal Reserve and to a range of laws and regulations that impact its business and operations. In addition, the extreme disruptions in the capital markets that commenced in mid-2007 and the resulting instability and failure and near failure of numerous financial institutions, as well as reports of widespread consumer abuse, have led to a number of changes in the financial services industry, including more intense supervision, enhanced enforcement activity, significant additional regulation and the formation of additional regulatory bodies. Although the long-term impact on the Company of much of the recent and pending legislative and regulatory initiatives remains uncertain, the Company expects that compliance requirements and expenditures will continue to rise for financial services firms, including the Company, as the legislation and rules become effective and implemented over the course of the next several years.
The CARD Act
The Company is subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009 to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and the Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 in the United States. Together, the legislation and the regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. Certain other provisions of the CARD Act require penalty fees to be reasonable and proportional in relation to the circumstances for which such fees are levied and require issuers to evaluate past interest rate increases twice per year to determine whether it is appropriate to reduce such increases.
The Company has made changes to its product terms and practices that are designed to comply with the CARD Act, while mitigating the impact on Company revenue of the changes required by the CARD Act and the regulatory amendments. These changes include instituting product-specific increases in pricing on purchases and cash advances, modifying the criteria pursuant to which the penalty rate of interest is imposed on a cardmember and assessing late fees on certain charge products at an earlier date than previously assessed. Although the Company believes its actions to mitigate the impact of the CARD Act have, to date, been largely effective (as evidenced in part by the net interest yield for its U.S. lending portfolio), the impacts of certain other provisions of the CARD Act are still subject to some uncertainty (such as the requirement to periodically reevaluate annual percentage rate (APR) increases). Accordingly, in the event the actions undertaken by the Company to date to offset the impact of the new legislation and regulations are not ultimately effective, they could have a material adverse effect on the Company’s results of operations, including its revenue and net income.
Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Reform Act). The Dodd-Frank Reform Act is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau (the Bureau), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the Bureau has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company and its insured depository institution subsidiaries. The Bureau is directed to prohibit “unfair, deceptive or abusive” practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

The Dodd-Frank Reform Act prohibits payment card networks from restricting a merchant from offering discounts or incentives to customers in order to encourage them to use a particular form of payment, or from restricting a merchant from setting certain minimum and maximum transaction amounts for credit cards, as long as any such discounts or incentives or any minimum or maximum transaction amounts do not discriminate among issuers or networks and comply with applicable federal or state disclosure requirements.
Under the Dodd-Frank Reform Act, the Federal Reserve is also authorized to regulate interchange fees paid to banks on debit card and certain general-use prepaid card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit payment card networks and issuers from requiring transactions to be processed on a single payment network or fewer than two unaffiliated networks. The Federal Reserve issued its final rule on June 29, 2011, which provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for its prepaid cards, and is therefore not a “payment card network” as that term is defined and used for the specific purposes of this final rule.
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
Other Legislative and Regulatory Initiatives
The credit and charge card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards. Regulators and legislators outside the United States have focused on the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) and legislation was previously introduced in Congress designed to give merchants antitrust immunity to negotiate interchange collectively with card networks and to regulate certain card network practices. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. In certain countries, such as Australia, and in Europe where merchants in some member states are permitted by law to surcharge card purchases, regulators are investigating excessive surcharging by merchants, a practice which, if it becomes widespread, could have a material adverse effect on American Express’ business. In the European Union (the EU), the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, would prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The EU member states have two years to adopt this legislation.
In addition to the provisions of the Dodd-Frank Reform Act regarding merchants’ ability to offer discounts or incentives to encourage customers’ use of a particular form of payment, a number of U.S. states are also considering legislation that would prohibit card networks from imposing similar conditions and restrictions on merchants.

Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers, merchant acquirers and bankcard networks.
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
U.S. Card Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$2,710	$2,501	$7,892	$7,278

Interest income	1,329	1,334	3,886	4,060
Interest expense	201	210	604	604

Net interest income	1,128	1,124	3,282	3,456

Total revenues net of interest expense	3,838	3,625	11,174	10,734
Provisions for losses	143	274	418	1,480

Total revenues net of interest expense after provisions for losses	3,695	3,351	10,756	9,254

Expenses
Marketing, promotion, rewards and cardmember services	1,646	1,477	5,053	4,211
Salaries and employee benefits and other operating expenses	898	903	2,742	2,598

Total	2,544	2,380	7,795	6,809

Pretax segment income	1,151	971	2,961	2,445
Income tax provision	418	376	1,008	920

Segment income	$733	$595	$1,953	$1,525

U.S. Card Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business	$106.8	$95.2	$309.7	$274.7
Total cards-in-force (millions)	40.7	39.9	40.7	39.9
Basic cards-in-force (millions)	30.2	29.7	30.2	29.7
Average basic cardmember spending (dollars)*	$3,542	$3,219	$10,343	$9,313
U.S. Consumer Travel:
Travel sales (millions)	$920	$828	$2,769	$2,403
Travel commissions and fees/sales	8.5%	8.6%	8.3%	8.1%
Total segment assets	$87.9	$81.1	$87.9	$81.1
Segment capital (millions)	$8,233	$7,011	$8,233	$7,011
Return on average segment capital (a)	34.2%	32.5%	34.2%	32.5%
Return on average tangible segment capital (a)	36.2%	35.1%	36.2%	35.1%

Cardmember receivables:
Total receivables	$19.0	$16.5	$19.0	$16.5
30 days past due as a % of total	2.0%	1.7%	2.0%	1.7%
Average receivables	$19.1	$16.9	$18.5	$16.9
Net write-off rate — principal only (b)	1.8%	1.6%	1.7%	1.7%
Net write-off rate — principal and fees (b)	1.9%	1.8%	1.8%	1.8%

Cardmember loans:
Total loans	$49.9	$48.7	$49.9	$48.7
30 days past due loans as a % of total	1.5%	2.5%	1.5%	2.5%
Average loans	$50.2	$49.1	$49.9	$49.7
Net write-off rate — principal only (b)	2.6%	5.2%	3.2%	6.2%
Net write-off rate — principal, interest and fees (b)	2.9%	5.7%	3.5%	6.8%
Net interest income divided by average loans (c)(d)	8.9%	9.1%	8.8%	9.3%
Net interest yield on cardmember loans (c)	9.0%	9.3%	9.0%	9.5%

*	Proprietary cards only.

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.7 billion and $1.9 billion for the twelve months ended September 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($7.8 billion and $6.0 billion for the twelve months ended September 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $436 million and $454 million as of September 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (b) on page 41.

(c)	See table on the following page for calculations of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure.

(d)	Refer to “Selected Statistical Information”, footnote (f) on page 42.

U.S. Card Services
Selected Statistical Information
(continued)
Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages or where indicated)	2011	2010	2011	2010
Net interest income	$1,128	$1,124	$3,282	$3,456
Average loans (billions)	$50.2	$49.1	$49.9	$49.7
Adjusted net interest income	$1,142	$1,150	$3,334	$3,541
Adjusted average loans (billions)	$50.2	$49.2	$49.7	$49.7
Net interest income divided by average loans	8.9%	9.1%	8.8%	9.3%
Net interest yield on cardmember loans	9.0%	9.3%	9.0%	9.5%

Results of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010
U.S. Card Services reported segment income increased $138 million or 23 percent and $428 million or 28 percent to $733 million and $2.0 billion for the three and nine months ended September 30, 2011, respectively, as compared to the same periods a year ago.
Total revenues net of interest expense increased $213 million or 6 percent and $440 million or 4 percent to $3.8 billion and $11.2 billion for the three and nine months ended September 30, 2011, respectively, primarily driven by higher discount revenue, higher travel commissions and fees, partially offset by lower other commissions and fees and decreased net interest income.
Discount revenue, net card fees and other revenues increased $209 million or 8 percent and $614 million or 8 percent to $2.7 billion and $7.9 billion for the three and nine months ended September 30, 2011, respectively, primarily due to higher discount revenue resulting from billed business growth and higher travel commissions and fees due to an increase in travel sales, partially offset by lower other commissions and fees due to reduced conversion revenues. Billed business for the three and nine months ended September 30, 2011 increased 12 percent and 13 percent, primarily driven by a 10 percent and 11 percent higher average spending per proprietary basic cards-in-force, as compared to the same periods in the prior year.
Interest income of $1.3 billion and $3.9 billion for the three and nine months ended September 30, 2011, respectively, decreased $5 million or less than 1 percent and $174 million or 4 percent, respectively, primarily due to a lower yield that was partially offset by higher average cardmember loans.
Provisions for losses of $143 million and $418 million for the three and nine months ended September 30, 2011, respectively, decreased $131 million or 48 percent and $1.1 billion or 72 percent, respectively, primarily reflecting improved cardmember loan credit trends, partially offset by a higher charge card provision resulting from higher cardmember receivable balances and a higher net write-off rate. The lending net write-off rate decreased to 2.6 percent and 3.2 percent for the three and nine months ended September 30, 2011 versus 5.2 percent and 6.2 percent for the same periods in the prior year. The charge card net write-off rate was 1.8 percent and 1.7 percent for the three and nine months ended September 30, 2011 versus 1.6 percent and 1.7 percent for the same periods in the prior year.
Expenses of $2.5 billion and $7.8 billion increased $164 million or 7 percent and $986 million or 14 percent for the three and nine months ended September 30, 2011, respectively, mainly due to increased marketing, promotion, rewards and cardmember services expenses, and, to a lesser extent, higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.6 billion and $5.1 billion increased $169 million or 11 percent and $842 million or 20 percent for the three and nine months ended September 30, 2011, respectively, driven by increased rewards costs, which reflect greater rewards-related spending volumes, higher co-brand expense and an increase in the ultimate redemption rate estimate. In addition, cardmember service costs increased as a result of new benefits offered to cardmembers. These increases were partially offset by lower marketing and promotion costs due to lower product media spending and slightly lower card acquisition and loyalty spending.
Salaries and employee benefits and other operating expenses of $898 million for the three months ended September 30, 2011 decreased $5 million or 1 percent, reflecting lower collections costs from outside agencies and a benefit related to hedging the Company’s fixed-rate debt, partially offset by higher salaries and benefits costs and higher data processing costs. Salaries and employee benefits and other operating expenses of $2.7 billion for the nine months ended September 30, 2011, increased $144 million or 6 percent, reflecting investments in various customer service initiatives, reduced benefits related to hedging the Company’s fixed-rate debt, as well as an expense for the reduction of amounts previously capitalized related to software developed by third-party vendors.
The effective tax rate was 36 percent and 34 percent for the three and nine months ended September 30, 2011, respectively. The effective tax rate for the nine months ended September 30, 2011 reflects the favorable resolution of certain prior years’ tax items. The effective tax rate was 39 percent and 38 percent for the three and nine months ended September 30, 2010, respectively.
International Card Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$1,132	$926	$3,233	$2,668

Interest income	323	342	995	1,047
Interest expense	108	105	322	310

Net interest income	215	237	673	737

Total revenues net of interest expense	1,347	1,163	3,906	3,405
Provisions for losses	101	64	184	312

Total revenues net of interest expense after provisions for losses	1,246	1,099	3,722	3,093

Expenses
Marketing, promotion, rewards and cardmember services	460	428	1,360	1,154
Salaries and employee benefits and other operating expenses	597	540	1,737	1,452

Total	1,057	968	3,097	2,606

Pretax segment income	189	131	625	487
Income tax provision	(32)	(13)	54	49

Segment income	$221	$144	$571	$438

International Card Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business	$31.6	$27.1	$91.4	$77.0
Total cards-in-force (millions)	15.2	15.0	15.2	15.0
Basic cards-in-force (millions)	10.4	10.4	10.4	10.4
Average basic cardmember spending (dollars)*	$3,032	$2,609	$8,798	$7,397
International Consumer Travel:
Travel sales (millions)	$346	$291	$989	$814
Travel commissions and fees/sales	7.5%	7.9%	7.6%	7.7%
Total segment assets	$27.8	$21.9	$27.8	$21.9
Segment capital (millions)	$2,927	$2,077	$2,927	$2,077
Return on average segment capital (a)	25.3%	23.6%	25.3%	23.6%
Return on average tangible segment capital (a)	45.5%	32.1%	45.5%	32.1%

Cardmember receivables:
Total receivables	$6.7	$6.2	$6.7	$6.2
90 days past billing as a % of total	0.9%	1.0%	0.9%	1.0%
Net loss ratio (as a % of charge volume) (b)	0.16%	0.14%	0.15%	0.27%

Cardmember loans:
Total loans	$8.3	$8.5	$8.3	$8.5
30 days past due loans as a % of total	1.9%	2.8%	1.9%	2.8%
Average loans	$8.7	$8.3	$8.8	$8.5
Net write-off rate — principal only (c)	2.5%	4.3%	2.9%	4.9%
Net write-off rate — principal, interest and fees (c)	3.1%	5.1%	3.5%	5.8%
Net interest income divided by average loans (d)(e)	9.8%	11.3%	10.2%	11.6%
Net interest yield on cardmember loans (d)	9.9%	11.1%	10.1%	11.3%

*	Proprietary cards only.

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($670 million and $507 million for the twelve months ended September 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($2.6 billion and $2.1 billion for the twelve months ended September 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.2 billion and $567 million as of September 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in ICS are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for USCS in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $60 million for ICS resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses.

(c)	Refer to “Selected Statistical Information”, footnote (b) on page 41.

(d)	See table on the following page for calculations of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure.

(e)	Refer to “Selected Statistical Information”, footnote (f) on page 42.

International Card Services
Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentage and where indicated)	2011	2010	2011	2010
Net interest income	$215	$237	$673	$737
Average loans (billions)	$8.7	$8.3	$8.8	$8.5
Adjusted net interest income	$214	$231	$661	$718
Adjusted average loans (billions)	$8.6	$8.2	$8.7	$8.4
Net interest income divided by average loans	9.8%	11.3%	10.2%	11.6%
Net interest yield on cardmember loans	9.9%	11.1%	10.1%	11.3%

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
International Card Services reported segment income increased $77 million or 53 percent and $133 million or 30 percent to $221 million and $571 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods a year ago. Both the revenues and expenses were impacted by a weaker dollar compared to the same periods last year.
Total revenues net of interest expense increased $184 million or 16 percent and $501 million or 15 percent to $1.3 billion and $3.9 billion for the three and nine months ended September 30, 2011, respectively, as compared to the same periods a year ago, primarily due to increased discount revenue, net card fees and other.
Discount revenue, net card fees and other revenues increased $206 million or 22 percent and $565 million or 21 percent, to $1.1 billion and $3.2 billion for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in prior year, primarily driven by higher discount revenue due to billed business growth, the inclusion of Loyalty Partner’s revenues following the closing of the acquisition in the first quarter of 2011 and higher net card fees due to growth in charge cards compared to the same periods a year ago. Billed business for the three and nine months ended September 30, 2011 increased 17 percent and 19 percent, respectively, reflecting a 16 percent and 19 percent increase in average spending per proprietary basic cards-in-force, as compared to the same periods in the prior year.
For the three and nine months ended September 30, 2011, adjusting for the impacts of foreign currency exchange translation3, billed business increased 9 percent and 10 percent, respectively, and average spending per proprietary basic cards-in-force increased 8 percent and 10 percent. Billed business outside the United States increased 9 percent in Latin America and Canada, 10 percent in Japan, Asia Pacific and Australia, and 7 percent in Europe, the Middle East and Africa for the three months ended September 30, 2011, and 10 percent in Latin America and Canada, 10 percent in Japan, Asia Pacific and Australia, and 9 percent in Europe, the Middle East and Africa for the nine months ended September 30, 2011.
Interest income of $323 million and $995 million for the three and nine months ended September 30, 2011, decreased $19 million or 6 percent and $52 million or 5 percent, as compared to the same period a year ago, reflecting a lower yield on cardmember loans, partially offset by higher average cardmember loans.

[3]	The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three and nine months ended September 30, 2011 apply to the periods against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Interest expense of $108 million and $322 million for the three and nine months ended September 30, 2011, increased $3 million or 3 percent and $12 million or 4 percent, respectively, as compared to the same periods a year ago, driven by an increase in funding requirements due to increased cardmember receivables balances.
Provisions for losses of $101 million for the three months ended September 30, 2011, increased $37 million or 58 percent as compared to the same period a year ago, primarily reflecting higher charge card provision expense related to higher receivable balances and slightly higher cardmember lending provision expense related to a higher reserve release in the prior year. Provision for losses for the nine months ended September 30, 2011, decreased $128 million or 41 percent to $184 million, as compared to the same period a year ago, primarily reflecting lower cardmember lending provision expense due to improved credit performance. The charge card net loss ratio (as a percentage of charge volume) was 0.16 percent and 0.15 percent for the three and nine months ended September 30, 2011 versus 0.14 and 0.27 percent for the same periods in the prior year. The lending net write-off rate was 2.5 percent and 2.9 percent for the three and nine months ended September 30, 2011 versus 4.3 percent and 4.9 percent for the same periods in the prior year.
Expenses of $1.1 billion and $3.1 billion increased $89 million or 9 percent and $491 million or 19 percent for the three and nine months ended September 30, 2011, respectively, as compared to the same periods a year ago, due to higher marketing, promotion, rewards and cardmember services costs and increased salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses of $460 million and $1.4 billion for the three and nine months ended September 30, 2011, increased $32 million or 7 percent and $206 million or 18 percent, respectively, as compared to the same periods in the prior year, primarily due to greater volume-related rewards costs and co-brand expenses and the inclusion of Loyalty Partner following the closing of the acquisition in the first quarter of 2011.
Salaries and employee benefits and other operating expenses of $597 million for the three months ended September 30, 2011, increased $57 million or 11 percent as compared to the same period a year ago, reflecting the inclusion of Loyalty Partner expenses and severance-related costs, partially offset by a benefit in the current period related to hedging income statement foreign exchange exposures versus a loss in the prior year. Salaries and employee benefits and other operating expenses of $1.7 billion for the nine months ended September 30, 2011, increased $285 million or 20 percent as compared to the same period a year ago, reflecting the inclusion of Loyalty Partner expenses and severance-related costs, greater technology development expenditures and increased investments in the sales force, partially offset by a lower loss in the current period as compared to the prior period related to hedging income statement foreign exchange exposures.
The effective tax rate was (17) percent and 9 percent for the three and nine months ended September 30, 2011 versus (10) percent and 10 percent for the same periods in 2010. The tax rates in each of the periods primarily reflect the impact of recurring tax benefits on varying levels of pretax income. This segment reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process. In addition, the current year reflects the allocated share of a tax benefit related to a distribution of foreign subsidiary earnings with associated foreign tax credits.

Global Commercial Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, net card fees and other	$1,195	$1,128	$3,631	$3,217

Interest income	3	2	7	5
Interest expense	68	58	196	162

Net interest expense	(65)	(56)	(189)	(157)

Total revenues net of interest expense	1,130	1,072	3,442	3,060
Provisions for losses	(17)	21	41	127

Total revenues net of interest expense after provisions for losses	1,147	1,051	3,401	2,933

Expenses
Marketing, promotion, rewards and cardmember services	157	109	420	327
Salaries and employee benefits and other operating expenses	721	716	2,182	2,023

Total	878	825	2,602	2,350

Pretax segment income	269	226	799	583
Income tax provision	72	76	241	236

Segment income	$197	$150	$558	$347

Global Commercial Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Card billed business	$38.7	$33.2	$114.6	$96.9
Total cards-in-force (millions)	7.0	7.0	7.0	7.0
Basic cards-in-force (millions)	7.0	7.0	7.0	7.0
Average basic cardmember spending (dollars)*	$5,520	$4,734	$16,245	$13,842
Global Corporate Travel:
Travel sales	$4.8	$4.2	$14.9	$12.9
Travel commissions and fees/sales	7.8%	9.3%	7.7%	8.1%
Total segment assets	$20.3	$18.4	$20.3	$18.4
Segment capital (millions)	$3,529	$3,633	$3,529	$3,633
Return on average segment capital (a)	18.2%	12.3%	18.2%	12.3%
Return on average tangible segment capital (a)	37.7%	26.6%	37.7%	26.6%
Cardmember receivables:
Total receivables	$13.9	$12.2	$13.9	$12.2
90 days past billing as a % of total	0.7%	0.8%	0.7%	0.8%
Net loss ratio (as a % of charge volume) (b)	0.06%	0.06%	0.06%	0.13%

*	Proprietary cards only.

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($661 million and $442 million for the twelve months ended September 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($3.6 billion for both the twelve months ended September 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.9 billion for both periods as of September 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in GCS are written off to when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for USCS in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $48 million for GCS resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses.
Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
Global Commercial Services reported segment income of $197 million and $558 million, an increase of $47 million or 31 percent and $211 million or 61 percent for the three and nine months ended September 30, 2011, respectively, as compared to the same periods a year ago.
Total revenues net of interest expense increased $58 million or 5 percent and $382 million or 12 percent for the three and nine months ended September 30, 2011, to $1.1 billion and $3.4 billion, respectively, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.
Discount revenue, net card fees and other revenues of $1.2 billion for the three months ended September 30, 2011, increased $67 million or 6 percent, primarily due to higher discount revenue resulting from 17 percent billed business growth, partially offset by larger client incentive payments and lower travel commissions and fees due to a benefit in the prior year associated with revenue recognized upon the signing of certain supplier contracts. The 17 percent increase in billed business reflects a 17 percent increase in average spending per proprietary basic cards-in-force. Discount revenue, net card fees and other revenues of $3.6 billion for the nine months ended September 30, 2011, increased $414 million or 13 percent, primarily due to higher discount revenue resulting from 18 percent billed business growth. The 18 percent increase in billed business reflects a 17 percent increase in average spending per proprietary basic cards-in-force.

For the three and nine months ended September 30, 2011, adjusting for the impacts of foreign currency exchange translation4, billed business increased 14 percent and 15 percent, respectively, and average spending per proprietary basic cards-in-force increased 14 percent for both periods. For the three and nine months ended September 30, 2011, billed business volume increased 14 percent and 15 percent both within the United States and outside the United States.
Travel commissions and fees decreased $15 million or 4 percent for the three months ended September 30, 2011, due to a benefit in the prior year associated with revenue recognized upon the signing of certain supplier contracts. Travel commissions and fees increased $106 million or 10 percent for the nine months ended September 30, 2011, due to greater travel sales.
Interest expense increased $10 million or 17 percent and $34 million or 21 percent to $68 million and $196 million for the three and nine months ended September 30, 2011, respectively, primarily driven by higher funding requirements due to increased average cardmember receivables balances.
Provisions for losses decreased $38 million for the three months ended September 30, 2011 to $(17) million primarily driven by changes in estimates for certain credit reserves. Provisions for losses decreased $86 million or 68 percent for the nine months ended September 30, 2011 to $41 million primarily driven by lower write-offs and lower reserve requirements as of September 30, 2011. The charge card net loss ratio (as a percentage of charge volume) was 0.06 percent for both the three and nine months ended September 30, 2011 versus 0.06 percent and 0.13 percent for the same periods in the prior year.
Expenses were $878 million and $2.6 billion for the three and nine months ended September 30, 2011, an increase of $53 million or 6 percent and $252 million or 11 percent, respectively, mainly due to increased marketing, promotion, rewards and cardmember services expenses, and salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses increased $48 million or 44 percent and $93 million or 28 percent to $157 million and $420 million for the three and nine months ended September 30, 2011, respectively, primarily reflecting higher volume-related rewards costs and higher redemption levels, which led to an increase in the ultimate redemption rate estimate.
Salaries and employee benefits and other operating expenses increased $5 million or 1 percent and $159 million or 8 percent to $721 million and $2.2 billion for the three and nine months ended September 30, 2011, respectively, reflecting increased salary and other employee benefit costs, reengineering costs and technology investments.
The effective tax rate was 27 percent and 30 percent for the three and nine months ended September 30, 2011, respectively, which includes the allocated share of a tax benefit related to a distribution of foreign subsidiary earnings with associated foreign tax credits. The effective tax rate was 34 percent and 40 percent for the three and nine months ended September 30, 2010, respectively, which includes the impact of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. travel operations.

[4]	Refer to footnote 3 on page 67 under ICS results of operations for the three and nine months ended September 30, 2011 relating to changes in foreign exchange rates.

Global Network & Merchant Services
Selected Income Statement Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Revenues
Discount revenue, fees and other	$1,188	$1,048	$3,459	$2,986

Interest income	2	1	4	3
Interest expense	(60)	(51)	(163)	(144)

Net interest income	62	52	167	147

Total revenues net of interest expense	1,250	1,100	3,626	3,133
Provisions for losses	21	13	55	46

Total revenues net of interest expense after provisions for losses	1,229	1,087	3,571	3,087

Expenses
Marketing, promotion, rewards and cardmember services	196	208	575	583
Salaries and employee benefits and other operating expenses	519	469	1,519	1,296

Total	715	677	2,094	1,879

Pretax segment income	514	410	1,477	1,208
Income tax provision	182	158	508	442

Segment income	$332	$252	$969	$766

Global Network & Merchant Services
Selected Statistical Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Billions, except percentages and where indicated)	2011	2010	2011	2010
Global Card billed business	$207.7	$179.3	$603.2	$515.6
Global Network & Merchant Services:
Total segment assets	$16.0	$12.3	$16.0	$12.3
Segment capital (millions)	$1,979	$1,831	$1,979	$1,831
Return on average segment capital(a)	64.4%	61.2%	64.4%	61.2%
Return on average tangible segment capital(a)	70.8%	62.7%	70.8%	62.7%
Global Network Services:(b)
Card billed business	$30.1	$23.1	$85.4	$64.8
Total cards-in-force (millions)	32.9	27.1	32.9	27.1

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.2 billion and $966 million for the twelve months ended September 30, 2011 and 2010, respectively) by (ii) one-year average segment capital ($1.9 billion and $1.6 billion for the twelve months ended September 30, 2011 and 2010, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $174 million and $37 million as of September 30, 2011 and 2010, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Since the third quarter of 2010, for non-proprietary retail co-brand partners, Global Network Services metrics exclude cardmember accounts which have no out-of-store spend activity during the prior 12-month period.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
Global Network & Merchant Services reported segment income of $332 million and $969 million for the three and nine months ended September 30, 2011, respectively, a $80 million or 32 percent and $203 million or 27 percent increase from the same periods a year ago.
Total revenues net of interest expense increased $150 million or 14 percent and $493 million or 16 percent to $1.3 billion and $3.6 billion for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to increased discount revenue, net card fees and other.
Discount revenue, fees and other increased $140 million or 13 percent and $473 million or 16 percent to $1.2 billion and $3.5 billion for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, reflecting an increase in merchant-related revenues, driven by a 16 percent increase in global card billed business, as well as higher volume driven GNS-related revenues.
Expenses increased $38 million or 6 percent and $215 million or 11 percent to $715 million and $2.1 billion for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due to higher salaries and employee benefits and other operating expenses.
Marketing, promotion, rewards and cardmember services expenses decreased $12 million or 6 percent and $8 million or 1 percent for the three and nine months ended September 30, 2011, respectively, reflecting lower merchant advertising expense and lower brand media spending.
Salaries and employee benefits and other operating expenses increased $50 million or 11 percent and $223 million or 17 percent to $519 million and $1.5 billion for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, reflecting increased salary and other employee benefit costs and higher third-party merchant sales-force commissions.
The effective tax rate was 35 percent and 34 percent for the three and nine months ended September 30, 2011 versus 39 percent and 37 percent for the same periods in 2010.
Corporate & Other
Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
Corporate & Other had net expense of $248 million for the three months ended September 30, 2011 compared to net expense of $48 million for the same period in the prior year. Results for the three months ended September 30, 2011 reflected $43 million of after-tax income related to the Visa litigation settlements. Results for the three months ended September 30, 2010 reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. The Company no longer receives payments on the MasterCard litigation settlement and after the three months ending December 31, 2011, the Company will no longer receive payments on the Visa litigation settlement. Net expense for the three months ended September 30, 2011 reflected costs related to various investments in Enterprise Growth initiatives, expenses related to legal exposures, higher Global Prepaid income and $16 million of after-tax expense related to the Company’s reengineering activities. Net expense for the three months ended September 30, 2010 reflected higher investments in the Global Prepaid business and Enterprise Growth initiatives, and $5 million of after-tax expense related to the Company’s reengineering efforts.

Corporate & Other had net expense of $344 million for the nine months ended September 30, 2011 compared to net expense of $81 million for the same period in the prior year. Results for the nine months ended September 30, 2011 reflected $186 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. Results for the nine months ended September 30, 2010 reflected $279 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. Net expense in the nine months ended September 30, 2011 reflected costs related to various investments in Enterprise Growth initiatives, higher Global Prepaid income and $32 million of after-tax expense related to the Company’s reengineering activities.

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

•
the Company’s net interest yield on U.S. cardmember loans not remaining at historical levels, which will be influenced by, among other things, the effects of the CARD Act (including the regulations requiring the Company to periodically reevaluate APR increases), interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, the credit quality of the Company’s portfolio and the Company’s cardmember acquisition strategy, product mix, cost of funds, credit actions, including line size and other adjustments to credit availability, and potential pricing changes;

•
changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices the Company charges merchants that accept the Company’s cards and the success of marketing, promotion or rewards programs;

•
changes in technology or in the Company’s ability to protect its intellectual property (such as copyrights, trademarks, patents and controls on access and distribution), and invest in and compete at the leading edge of technological developments across the Company’s businesses, including technology and intellectual property of third parties on whom the Company relies, all of which could materially affect the Company’s results of operations;

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

•
changes in the financial condition and creditworthiness of the Company’s business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of the Company’s business, such as the airline industry, or the Company’s partners in Global Network Services or financial institutions that the Company relies on for routine funding and liquidity, which could materially affect the Company’s financial condition or results of operations;

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

•
changes affecting the success of the Company’s reengineering and other cost control initiatives, such as the ability to execute plans during the year with respect to certain of the Company’s facilities, which may result in the Company not realizing all or a significant portion of the benefits that the Company intends;

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

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2011.
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
For those legal proceedings and governmental examinations referred to in the last sentence of the preceding paragraph for which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $470 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, refer to Note 15 to the Consolidated Financial Statements.

Corporate Matters
During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world.
On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. In December 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed in early January 2011. This matter is being coordinated with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described below in the section entitled “U.S. Card Services and Global Merchant Services Matters.”
On February 20, 2009, a putative class action captioned Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. In March 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which made similar allegations to those made in the Brozovich action, was filed in the United States District Court for the Southern District of New York. In October 2009, the plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action. The Company filed a motion to dismiss with the Court. In July 2010, the Court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. The plaintiff appealed the District Court’s decision on motion to dismiss to the United States Court of Appeals for the Second Circuit, which affirmed the district court’s dismissal on August 30, 2011.
In December 2008, a putative class action captioned Obester v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (“Plan”) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. Thereafter, three other putative class actions making allegations similar to those made in the Obester matter were filed against the defendants: Tang v. American Express Company, et al., filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company et al., filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company et al., filed on February 10, 2009 in the United

States District Court for the Southern District of New York. American Express filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended Complaint, captioned In re American Express ERISA Litigation. Following argument on American Express’ motion to dismiss this action, the Court permitted plaintiffs to file a Second Amended Complaint. In April 2010, American Express filed a motion to dismiss the Second Amended Complaint. On November 2, 2010, the District Court dismissed the Second Amended Complaint in its entirety. On December 2, 2010, Plaintiffs filed a Notice of Appeal, appealing the case to the United States Court of Appeals for the Second Circuit. On September 29, 2011, the parties stipulated, and the Court subsequently ordered, that the Appeal be considered withdrawn but subject to appellants’ right to reinstate their appeal by January 31, 2012.
The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. The allegations in Kaufman relate primarily to monthly service fee charges assessed on the Company’s gift card products, with the principal claim being that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. On or about September 12, 2011, the parties entered into a settlement agreement that was submitted to the Court for preliminary approval. The Court granted preliminary approval on September 21, 2011 and preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” Under the terms of the proposed settlement, an approximate $6.8 million total settlement fund will be created and class members will be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards without paying a purchase fee or any shipping fees. Any monies remaining in the settlement fund after payment of claims to class members, costs of notice and administration and class counsel attorneys’ fees and expenses would be paid to charity. The final settlement approval hearing is scheduled for February 29, 2012. The Company is also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and are objecting to the Kaufman settlement. If the Court approves the final settlement in Kaufman, all related gift card claims and actions would also be released.
U.S. Card Services and Global Merchant Services Matters
Merchant Cases
Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the United States Supreme Court a petition for a writ of certiorari from the Second Circuit’s arbitration ruling. In May 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. On March 8,

2011, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the Supreme Court’s vacation and remand of the decision. The Company thereafter filed a motion with the Second Circuit requesting that the court stay issuance of the mandate remanding the matter to the District Court pending a petition for writ of certiorari to the United States Supreme Court. On April 4, 2011, the Second Circuit granted the Company’s motion to stay the issuance of the mandate. On May 9, 2011, the Second Circuit requested additional briefing from the parties concerning how the decision by the United States Supreme Court in AT&T Mobility LLC v. Concepcion applies to this case. That briefing was submitted on June 3, 2011. On August 1, 2011, the Second Circuit issued an order stating that it was sua sponte considering rehearing.
In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. In March 2009, the Court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motions. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request that the California Superior Court stay such action. To date the Hayama action has been stayed.
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
In November 2010, two putative class action complaints making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation were filed in the United States District Court for the Eastern District of New York by Firefly Air Solutions, LLC d/b/a 128 Café and Plymouth Oil Corp. d/b/a Liberty Gas Station. In addition, in December 2010, a putative class action complaint making similar allegations, and seeking certification of a Wisconsin-only class, was filed by Treehouse Inc. d/b/a Treehouse Gift & Home in the United States District Court for the Western District of Wisconsin. In January 2011, a putative class complaint, captioned Il Forno v. American Express Centurion Bank, seeking certification of a California-only class and making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation, was filed in United States District Court for the Central District of California. These matters also had been partially stayed pending the Second Circuit’s arbitration decision in the action captioned In re American Express Merchants’ Litigation. After the partial stay was lifted, plaintiffs filed a Consolidated Class Complaint making similar allegations to the prior class allegations in the various class complaints, but dropping certain merchants as plaintiffs. After this complaint was filed, the Court again partially stayed these matters on September 15, 2011 in light of the Second Circuit’s stay of the issuance of the mandate in the action captioned In re American Express Merchants’ Litigation (described above).
On February 7, 2011, in response to a transfer motion filed by the plaintiffs in the Plymouth Oil action discussed above, the United States Judicial Panel on Multi-District Litigation entered an order centralizing the following actions discussed above in the Eastern District of New York for coordinated or consolidated pretrial proceedings before the Honorable Nicholas G. Garaufis: (a) the putative class action that had been previously pending in the Southern District of New York captioned In re American Express Anti-Steering Rules Antitrust Litigation; (b) the putative class actions already pending in the Eastern District of New York filed by Firefly Air Solutions, LLC and by Plymouth Oil Corp.; and (c) the individual merchant suits already pending in the Eastern District of New York. On February 15, 2011, the United States Judicial Panel on Multi-District Litigation issued a conditional transfer order centralizing the related putative class actions pending in the Central District of California and Western District of Wisconsin before Judge Garaufis in the Eastern District of New York, and those actions have been centralized before Judge Garaufis for all pre-trial purposes. These consolidated matters are being coordinated with the action brought by DOJ and certain states that is also pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which case is described above in the section entitled “Corporate Matters.”

Other Cases
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
In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the District Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the United States Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court, which sought dismissal of plaintiff’s complaint, and on March 29, 2011, the Court denied that motion. Trial has been scheduled to begin on May 7, 2012. The parties have reached an agreement in principle to settle the claims asserted on behalf of the damage class concerning foreign currency conversion rates. Under the terms of the agreement, the Company would pay $49.5 million into a settlement fund. Any proposed settlement is subject to final documentation and approval by the Court. The claims asserted by the injunction class concerning cardmember arbitration clauses are not included in the proposed settlement and will continue to be litigated.
In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the United States District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the District Court deems appropriate. In May 2007, the District Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the United States Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the United States District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety. Subsequently, in response to a request by the Company, the District Court stayed the Homa action pending the outcome of a case captioned AT&T Mobility v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports the Company’s position that its motion to compel arbitration should have been granted. The Company has renewed its motion to compel individual arbitration, and that motion is being briefed by the parties.
In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express Cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express filed a motion to compel arbitration, and plaintiffs amended their complaint to limit the class to California residents only. The Company filed a revised motion to compel arbitration and a motion to dismiss the amended complaint. Both motions were denied by the Court. Subsequently, in response to a request by the Company, the Court stayed the action pending the outcome of the case AT&T Mobility v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports the Company’s position that its motion to compel arbitration should have been granted.
In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia, alleging that plaintiff received unilateral interest rate increases despite alleged promises that the rate would remain fixed. In October 2010, the Company removed the matter to federal court. In October 2010, a First Amended Class Action Complaint was filed, which included three additional named plaintiffs. Plaintiffs asserts claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment, duress, violation of the New Jersey Consumer Fraud Act, violation of California’s Consumer Legal Remedies Act, violation of California’s Unfair Competition law, and violation of California’s False Advertising Act. Plaintiff seeks to certify a nationwide class of all American Express Cardmembers who received unilateral interest rate increases despite their accounts being in good standing. In November, 2010, Plaintiffs filed a motion seeking to remand the case from federal court back to state court, which the Court denied in April 2011. In April 2011, American Express filed a Motion to Compel Arbitration. That motion has been fully briefed and remains pending before the District Court.

The Company is a defendant in a putative class action captioned Aneke, et al., v. American Express Travel Related Services, Inc., et al., filed on May 31, 2011, and is pending in the United States District Court for the District of Columbia. The allegations in Aneke relate to the Company’s use of overseas call centers, which plaintiffs contend violates the federal Right to Financial Privacy Act. Plaintiffs seek to represent a class defined to include “all U.S.-based American Express customers whose financial records have been electronically transferred from the United States to foreign nationals residing overseas.” Plaintiffs have filed their own motion to have the applicable arbitration provisions in their agreements invalidated and to have the action certified as a class action. The Company intends to oppose plaintiffs’ motions and has filed a motion to compel arbitration. Counsel for plaintiffs in Aneke also have filed two other cases asserting similar claims against the Company: (i) Stein et al. v. American Express Company, et al., pending in the Superior Court for the District of Columbia; and (ii) Pickman v. American Express Company, et al., pending in the California Superior Court for the County of Alameda. The Company intends to move to compel individual arbitration in each of these actions.
The Company is a defendant in a putative class action captioned Khanna, et al. v. American Express Company, Trilegiant Corporation, Inc. et al., which was filed on September 7, 2011, and is pending in the United States District Court for the Southern District of New York. Plaintiffs allege that American Express and other defendants worked with Trilegiant, an Internet-based provider of membership programs, clubs, and services, to defraud online consumers by charging their credit or debit card accounts via deceptive and unlawful marketing and sales practices. The suit asserts claims of unjust enrichment and violations of the federal RICO Act, and seeks injunctive relief, restitution and/or disgorgement of amounts wrongfully charged, and unspecified damages. Plaintiffs’ counsel in Khanna has filed a transfer motion before the United States Judicial Panel on Multi-District Litigation, seeking an order centralizing Khanna, along with five other purported class actions concerning Trilegiant’s allegedly wrongful acts, in the District of Connecticut for coordinated or consolidated pretrial proceedings. The Company anticipates opposing this transfer motion and filing a motion to compel arbitration pursuant to the plaintiffs’ cardmember agreements.
International Matters
In April 2011, in a matter captioned 9085-4886 Quebec Inc. and Peter Bakopanos v. Amex Bank of Canada and Amex Canada Inc., a motion was filed in the Quebec Superior Court seeking to authorize the bringing of a class action lawsuit alleging that the Company’s “anti-steering” rules violate Canadian competition law. The plaintiffs seek unspecified damages and the elimination of the “anti-steering” rules. A certification hearing is scheduled for February 7 and 8, 2012.
In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, C$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action described below. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of C$11.2 million plus interest on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of C$2.2 million. The judgment has been appealed by Amex Bank of Canada. The appeal was heard by the Quebec Court of Appeal in September 2011 and the case is currently under advisement.

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, C$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of C$7.1 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of C$21.52 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. The appeal was heard by the Quebec Court of Appeal in September 2011 and the case is currently under advisement.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (c) ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2011.

				Maximum
			Total Number	Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid Per Share	or Programs(c)	Programs
July 1-31, 2011
Repurchase program (a)	—	$—	—	70,894,759
Employee transactions (b)	281	$53.07	N/A	N/A

August 1-31, 2011
Repurchase program (a)	19,646,392	$45.81	19,646,392	51,248,367
Employee transactions (b)	31,902	$49.96	N/A	N/A

September 1-30, 2011
Repurchase program (a)	6,133,445	$48.90	6,133,445	45,114,922
Employee transactions (b)	31,243	$49.71	N/A	N/A

Total
Repurchase program (a)	25,779,837	$46.55	25,779,837
Employee transactions (b)	63,426	$49.85	N/A

(a)	As of September 30, 2011, there were approximately 45 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 725 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(b)	Includes: (i) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.

(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6. EXHIBITS
The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index”, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY (Registrant)
Date: November 2, 2011	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: November 2, 2011	By	/s/ David L. Cornish
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