Form 10-K
period 2011-12-31
AMERICAN EXPRESS CO
filed 2012-02-24
CIK 4962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-7657

American Express Company

(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Financial Center 200 Vesey Street New York, New York	10285 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 640-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.20 per Share)	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $61.7 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 22, 2012, there were 1,201,902,244 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of Registrant’s 2011 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 30, 2012.

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

We are principally engaged in businesses comprising four reportable operating segments: U.S. Card Services, International Card Services, Global Commercial Services and Global Network & Merchant Services, all of which we describe below. Corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, publishing business and other company operations, are included in Corporate & Other.

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

You can also access our Investor Relations Web site through our main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of our homepage. Information contained on our Investor Relations Web site, our main Web site and other Web sites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC. We have included such Web site addresses only as inactive textual references and do not intend them to be active links.

This report includes trademarks, such as American Express®, which are protected under applicable intellectual property laws and are the property of American Express Company. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their

*	Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

respective owners. Solely for convenience, our trademarks and tradenames referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and tradenames.

2011 Highlights

Compared with 2010, we delivered:

•	Total revenues net of interest expense of $30.0 billion, up 9% from $27.6 billion

•	Net income of $4.9 billion, up 22% from $4.1 billion

•	Diluted earnings per share based on net income attributable to common shareholders of $4.12, up 23% from $3.35

•	Return on average equity of 27.7%, compared with 27.5%

Our results for 2011 continued to reflect strong spending growth and improved credit performance, as well as a planned slowdown in the growth of operating expenses in the fourth quarter of the year. During the year cardmember spending volumes grew both in the United States and internationally, and across all of our businesses, despite both a challenging economic environment and comparisons to relatively strong performance in the prior year. Improving credit trends contributed to a reduction in loan write-offs and in overall loss reserve levels over the course of 2011 when compared to 2010. Going forward, we expect the benefits to our results from reserve releases to diminish as credit metrics are at historically low levels.

Despite our continued momentum, competition remains extremely intense across all of our businesses. In addition, the global economic environment remains uncertain. The current instability in Europe in particular and concerns about sovereign defaults and the creditworthiness and liquidity of the European banking systems could adversely affect global economic conditions, including potentially negatively affecting consumer and corporate confidence and spending, disrupting the debt and equity markets and impacting foreign exchange rates. European billed business accounted for approximately 12 percent of our total billed business for the year ended December 31, 2011. We also received the last settlement payments from MasterCard International, Inc. (“MasterCard”) and Visa Inc. (“Visa”) in 2011 and face more difficult year-over-year comparisons in light of strong 2010 and 2011 volume and credit performance. Due to these factors, we are continuing to implement our plan to slow the growth of operating expenses over the next few years.

In 2012, we will continue our focus on several initiatives designed to help us accomplish our long-term growth goals: increasing our share of online spending across all of our products while transforming our customers’ digital experience; delivering greater value to merchants; accelerating our growth outside the United States; making significant progress within the Enterprise Growth Group; and broadening and deepening our customer base through the addition of more women, minorities and younger adults. We continue to focus our investments on both driving near-term metrics and building capabilities that will benefit our medium- to long-term success.

For a complete discussion of our 2011 financial results, including financial information regarding each of our reportable operating segments, see pages 14-106 of our 2011 Annual Report to Shareholders, which is incorporated herein by reference. For a discussion of our principal sources of revenue, see pages 59-60 of our 2011 Annual Report to Shareholders.

Products and Services

Our range of products and services includes:

•	Charge and credit card products

•	Expense management products and services

•	Consumer and business travel services

•	Stored value products such as Travelers Cheques and other prepaid products

•	Network services

•	Merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants

•	Fee services, including market and trend analyses and related consulting services, fraud prevention services, and the design of customized customer loyalty and rewards programs

We have also recently focused on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

Our products and services generate the following types of revenue:

•	Discount revenue, our largest revenue source, which represents fees charged to merchants when cardmembers use their cards to purchase goods and services at merchants on our network

•	Net card fees, which represent revenue earned for annual charge card memberships

•	Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments

•

Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services’ partners (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees

•	Interest and fees on loans, which principally represent interest income earned on outstanding balances and card fees related to the cardmember loans portfolio

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network (collectively, “Cards”). American Express Cards permit cardmembers (“Cardmembers”) to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. At December 31, 2011, we had total worldwide Cards-in-force of 97.4 million (including Cards issued by third parties). In 2011, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $822 billion.

To put us in a better position to grow within new revenue categories, we created an Enterprise Growth Group to focus on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. For a discussion concerning our Enterprise Growth Group, see “Corporate & Other” below. In addition to the Enterprise Growth Group, we are seeking to transform all of our businesses for the digital marketplace, including by increasing our share of online spend billings across all products and enhancing customers’ digital experience, both organically and through strategic investments.

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

Competitive Advantages of our Closed-Loop Network and Spend-Centric Model

We believe our “closed-loop” network and “spend-centric” business model continue to be competitive advantages by giving us the ability to provide more value to Cardmembers, merchants and our Card-issuing partners.

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a “closed-loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the Card transaction. We maintain direct relationships with both our Cardmembers and our merchants, and we handle all key aspects of those relationships. This allows us to analyze information on Cardmember spending and build algorithms and other analytical tools that enable us to provide targeted marketing and other information services for merchants and special offers and services to Cardmembers through a variety of channels. At the same time, we protect the confidentiality of information on Cardmember spending, and comply with our privacy, data protection and firewall and antitrust policies and applicable legal requirements.

Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees. Spending on our Cards, which is higher on average on a per-card basis versus our competitors, offers greater value to merchants in the form of loyal customers and higher sales. This enables us to earn discount rates that allow us to invest more in greater value-added services for merchants and Cardmembers. Because of the revenues generated from higher spending Cardmembers, we have the flexibility to invest in more attractive rewards and other benefits to Cardmembers, as well as targeted marketing and other programs and investments for merchants, all of which in turn create incentives for Cardmembers to spend more on their Cards. The significant investments we make in rewards and other compelling value propositions for Cardmembers incent Card usage at merchants and Cardmember loyalty.

The American Express Brand

Our brand and its attributes — trust, security, integrity, quality and customer service — are key assets of the Company. We continue to focus on our brand by educating employees about these attributes and by incorporating them into our programs, products and services. Our brand has consistently been rated one of the most valuable brands in the world in published studies, and we believe it provides us with a significant competitive advantage.

We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing and promoting it. In addition, we place significant importance on trademarks, service marks and patents, and diligently protect our intellectual property rights around the world.

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants and provides point-of-sale products, multi-channel marketing programs and capabilities, services and data, leveraging our global closed-loop network. It provides ATM services and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network.

The majority of Cards bearing our logo are issued by our principal operating subsidiary, TRS, by the Company’s U.S. banking subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and by other operating and banking subsidiaries outside the United States. In addition, our Global Network Services (“GNS”) business establishes and maintains relationships with banks and other institutions around the world that issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is key to our strategy of broadening the Cardmember and merchant base for our network worldwide. Cards bearing our logo are accepted at all merchant locations worldwide that accept American Express-branded Cards, and depending on the product, they are generally accepted at ATM locations worldwide that accept cards.

Our Global Merchant Services (“GMS”) business provides us with access to rich transaction data through our closed-loop network, which encompasses relationships with both the Cardmember and the merchant. This capability helps us acquire new merchants, deepen relationships with existing merchants, process transactions, and provide targeted marketing, analytical and other value-added services to merchants on our network. In addition, it allows us to analyze trends and spending patterns among various segments of our customer base.

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards and, in some countries, act as merchant acquirers on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Cardmember and merchant base for our network worldwide. This strategy also enables us to enhance our presence in countries where we already do business and expand our presence into new geographic areas at economic scale and cost levels that would be difficult for us to achieve on our own. The GNS business has established 139 Card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 155 countries. In assessing whether we should pursue a proprietary or GNS strategy in a given country, or some combination thereof, we consider a wide range of country-specific factors, including the stability and attractiveness of returns, the size of the affluent segment, the strength of available marketing and credit data, the size of co-brand opportunities and how we can best create strong merchant value.

In 2011, GNS signed 11 new partners to issue Cards and/or acquire merchants on the American Express network, including new card-issuing partnerships with the Bank of China, the Korea Exchange Bank, the First National Bank of Omaha and a card-issuing subsidiary of Isetan Mitsukoshi Group. GNS also supported existing partners in launching approximately 69 new products during 2011, bringing the total number of American Express-branded GNS partner products to over 1,000. New products launched in 2011 include the first American Express-branded contactless credit Cards in the United Kingdom from MBNA Europe Bank Ltd.; the Diamond Awards American Express® Card from Commonwealth Bank of Australia; the Maybankard 2 American Express® Credit Card with Maybank in Malaysia; the ICBC Platinum American Express® Card with the Industrial and Commercial Bank of China; The Platinum Card® and the Costco Samsung American Express® Card, both launched by Samsung Card in Korea; and the Bradesco American Express® Card and the American Express® Business Card with Banco Bradesco in Brazil. GNS also continues to expand the airline co-brand products issued through GNS relationships, launching four new airline co-brands in 2011 bringing the total to 57 airline co-brand products.

GNS focuses on partnering with qualified third-party banks and other institutions that choose to issue Cards accepted on our global network and/or acquire merchants on our network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.**

With over 1,000 different Card products launched on our network so far by our partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more

**	The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with third-party issuers and merchant acquirers.

transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. GNS enables us to expand our network’s global presence generally without assuming additional Cardmember credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases to whom they can target American Express-branded products, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 23%, and totaled over 34 million Cards at the end of 2011. Outside the United States, 77% of new Cards issued in 2011 were Cards issued by GNS partners. Spending on GNS Cards has grown at a compound annual rate of 25% since 1999. Year-over-year spending growth on these Cards in 2011 was 27%, with total spending equal to $117 billion.

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

Independent Operator Arrangements

The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2011, we had 67 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in countries in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the country, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO bank partners are licensed to issue local currency Cards in their countries, including the American Express classic Green, Gold and Platinum Card®. In addition, the majority of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Cardmember billings, foreign exchange conversion revenue, royalties on charge volume at merchants, share of discount revenue and, in some partnerships, royalties on net spread revenue or royalties on Cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Cardmember and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

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

Examples of countries where we have entered into IO arrangements include Brazil, Russia, Indonesia, Turkey, Ecuador, Colombia, South Korea, Malaysia, Croatia, Peru, Portugal and Vietnam. Through our IO partnerships, we believe we can accelerate growth in Cardmember spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements

The second type of GNS arrangement is known as a network Card license (“NCL”). At the end of 2011, we had 68 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain share in countries in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Cardmembers), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point of sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in the United States, United Kingdom, Australia and Japan.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Cardmember spending, royalties, currency conversions and licensing fees paid by the partner and fees charged to the Card issuer based on charge volume, plus our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an NCL issuer’s credit rating and other indicators of financial health, we may require an NCL issuer to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Bank of America in the United States, Lloyds TSB Bank in the United Kingdom and Westpac Banking Corporation in Australia.

Joint Venture Arrangements

The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland and Belgium, as well as in other countries. In these countries, we join with a third party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to the American Express network and issues local and U.S. dollar-denominated currency Cards that carry our logo. In a JV arrangement, the JV is responsible for the Cardmember credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, Card fees and net spread revenues. The economics of the JV are similar to those of our proprietary Card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, American Express Overseas Credit Corporation Limited, purchases Card receivables from certain of the GNS JVs from time to time.

Global Merchant Services

We operate a GMS business, which includes signing merchants to accept Cards, accepting and processing Card transactions, and settling with merchants that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide marketing information and other programs and services to merchants, leveraging the capabilities provided by our investments in our closed-loop structure, as well as point-of-sale products, servicing and fraud prevention and other value-added services. Continued investments in the GMS business were a key priority in 2011 and will remain so in 2012.

Our objective is for Cardmembers to be able to use the Card wherever and however they desire, and to increase merchant activation in key geographic areas and in selected new industries that have not traditionally accepted the Card. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales and service agents, strategic alliances with banks and processors, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., where merchants desiring to accept the Card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

During 2011, we continued expanding our integrated American Express OnePoint® program by adding third-party agents to service our small- and medium-sized merchants in the United States. Under this program, third-party service agents provide payment processing services to merchants on our behalf for Card transactions, while we retain the acceptance contract with participating merchants, manage the merchant pricing process, and receive the same transactional information we always have received through our closed-loop network. This program simplifies Card processing for small- and medium-sized merchants by providing them with a single source for statements, settlement and customer service. We are now following a similar strategy in Spain through an arrangement with La Caixa and in Mexico through arrangements with Banco Santander and Elavon Inc.

In June 2011, we announced the U.S.-wide rollout of our partnership with foursquare that allows Cardmembers to access special merchant offers through the popular location-based mobile platform. Merchants can offer tailored deals that may be redeemed automatically at the point of sale when the registered Card is used for the purchase — without coupons, offer codes or sales staff training. Merchant offers initially included retailers H&M and Sports Authority and some restaurants owned by the Union Square Hospitality Group (such as Union Square Cafe, Blue Smoke and The Modern). Since the launch of the partnership, additional merchants such as Diane von Furstenberg and Dunkin’ Donuts have offered deals via the American Express-foursquare partnership.

In July 2011, we also used our couponless fulfillment capabilities to launch the “Link, Like, LoveSM” application on Facebook, providing Cardmembers with deals, access and experiences based on the likes, interests and social connections of Cardmembers and their Facebook friends. Cardmembers can receive statement credits as they shop online or in stores, without the need for coupons or special codes.

In 2011, we completed the integration of Accertify Inc., a leading provider of solutions that help merchants combat fraudulent online and other card-not-present transactions, which we acquired in November of 2010. Launched in 2007, Accertify provides a hosted software application that offers an extra level of security for transactions over any of the major payment networks, including American Express, Visa, MasterCard, Discover and PayPal, or any other alternative payment method. Accertify also offers merchants the option to outsource their end-to-end fraud management process and other value-added services. With the acquisition of Accertify, American Express is able to broaden its fraud prevention services to merchants for transactions that take place on all networks. Accertify’s capabilities are incremental and complementary to American Express’ fraud solutions already offered to merchants for transactions on the American Express network.

GMS continues to significantly expand the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card in order to address Cardmember needs. Over the last several years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2011, only 28% of U.S. billings came from the travel and entertainment sectors. This shift resulted, in part, from the growth, over time, in the types of merchants that began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, our focus on expanding Card acceptance to meet Cardmembers’ needs, and increased competition for travel and entertainment sector spending.

During 2011, we continued our efforts to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, we have made headway in promoting Card acceptance in industries such as pharmaceuticals, construction, industrial supply, insurance and advertising. We also continued our drive to expand Card acceptance for retail and everyday spending categories outside the United States.

Globally, acceptance of general-purpose charge and credit cards continues to increase. As in prior years, during 2011, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. We estimate that, as of the end of 2011, our merchant network in the United States accommodated more than 90% of our Cardmembers’ general-purpose charge and credit card spending. Our international spend coverage is more limited, although we continue to expand our merchant network in locations outside the United States. We estimate that our international merchant network as a whole accommodated more than 80% of our Cardmembers’ general-purpose charge and credit card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the Charge amount. In some instances, an additional flat transaction fee is assessed. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, including for all U.S. merchants, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which submits the transactions to the appropriate Card issuer. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us from the merchant.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the Card issuer, who receives an issuer rate (i.e., the individually negotiated amount that Card issuers receive for transactions charged on our network with Cards they issue, which is usually expressed as a percentage of the Charge amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the Card issuer generates a return to us. In cases where American Express is the Card issuer and the merchant acquirer is a third-party bank or financial institution (which can be the case in a country in which the IO is the local merchant acquirer), we receive an individually negotiated issuer rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue. By contrast with networks such as those operated by Visa and MasterCard, there is no collectively set interchange rate on the American Express network.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions act as Card issuers (the “NCL Model”):

The merchant discount we charge reflects the value we deliver to the merchant and the investments we make in providing that value. We deliver greater value to merchants in a variety of ways, including through higher spending by our Cardmembers relative to users of cards issued on competing card networks, our product and network features and functionality, our marketing expertise and programs, information services, fraud prevention services, and other investments which enhance the merchant value propositions associated with acceptance of the Card.

The merchant discount varies with, among other factors, the industry in which the merchant does business, the merchant’s Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global) and the Charge amount.

In prior years, we experienced some reduction in our global weighted average merchant discount rate. The average discount rate was 2.54 percent and 2.55 percent for 2011 and 2010, respectively. Over time, certain repricing initiatives, changes in the mix of business and volume-related pricing discounts and investments will likely result in some erosion of the average discount rate.

While merchants that accept our Cards understand our merchant discount pricing in relation to the value provided, we do encounter merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of the Card. Our Cardmembers value the ability to use their Cards where and when they want to, and we, therefore, take steps to seek to serve our Cardmembers’ desires and to protect the American Express brand, subject to local legal requirements, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in the United States. We make efforts to limit

Card suppression by focusing on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide to merchants through programs such as American Express Selects®, which enable merchants of any size to gain valuable exposure and additional sales by providing exclusive offers and experiences to American Express Cardmembers; developing and providing new and innovative business insights, marketing programs (such as the foursquare program described above and our Small Business Saturday® event described below) and fraud prevention tools using information available through our closed-loop network; providing better and earlier communication of our value proposition; and, when appropriate, exercising our right to terminate Card acceptance agreements with merchants who seek to suppress the use of our Card products. We have a client management organization which is dedicated to growing our merchant customers’ business and finding ways to enhance effectiveness of our relationship with these key business partners. Most importantly, we recognize that it is the merchant’s choice whether or not to accept American Express Cards and that all merchants have numerous options given the intense competition from new and traditional forms of payment. Therefore, we dedicate substantial resources to delivering superior and differentiated value to attract and retain our merchant customers.

The laws of a number of states in the United States and certain countries outside the United States prohibit the surcharging of credit card purchases. Conversely, there are certain countries in which surcharging is specifically permitted, such as Australia and certain countries in the European Union. American Express’ Card acceptance agreements with merchants generally do not prohibit surcharging so long as it is permitted by law and a merchant does not discriminate against the Card by surcharging higher amounts on purchases with the Card than on purchases with other cards, or by imposing a surcharge only on Card purchases, but not on purchases made with other cards. American Express also does not prohibit merchants from offering discounts to customers who pay with cash, check or inter-bank transfers (i.e., Automated Clearing House or “ACH”). In addition, American Express does not prohibit U.S. merchants from offering discounts or in-kind incentives to customers who pay with particular forms of payment in accordance with the provisions of Dodd-Frank. For information concerning the proceeding against us brought by the U.S. Department of Justice (“DOJ”) and certain state attorneys general alleging violation of the U.S. antitrust laws with regard to certain provisions of our merchant agreements that are designed to protect our Cardmembers and our brand against discrimination at the point of sale, see “Corporate Matters” within “Legal Proceedings” below.

GMS is focused on understanding and addressing factors that influence merchant satisfaction, including developing and executing programs that increase Card usage at merchants, using technology resources and innovative marketing tools such as social media and applying our closed-loop capabilities and deep marketing expertise. We also offer our merchant customers a full range of point-of-sale solutions, including integrated point-of-sale terminals, software, online solutions and direct links that allow merchants to accept American Express Cards (as well as credit and debit cards issued on other networks and checks). Virtually all proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which can lower a merchant’s cost of Card acceptance and enhance payment efficiency.

We continue to focus our efforts in areas that make use and acceptance of the Card more secure and convenient for merchants and Cardmembers. We participate in standard-setting bodies, such as EMVCo, GlobalPlatform and PCI Security Standards Council, LLC (“PCI SSC”), to help drive secure and interoperable payments globally, making it easier for merchants to accept our Cards, for Cardmembers to have a more seamless experience at the point of sale, and for issuers that have more than one network relationship to have a standard across their card products. These efforts are particularly important as emerging technologies such as contactless cards and mobile phones move the payment card industry increasingly away from mag-stripe transactions. For example, we offer a contactless payment feature embedded in certain Cards, to provide a fast, easy-to-use alternative to cash, check, debit or other payment forms, particularly for making everyday purchases at merchants where speed and convenience is important. In the United States, certain quick-service restaurants, movie theaters, drug and convenience stores and major retail chains accept American Express contactless payments.

Our closed-loop network and relationships allow us to analyze information on Cardmember spending. This enables us to provide targeted marketing and other information services for merchants and special offers and services to Cardmembers through a variety of channels. We have created a business within GMS called American Express® Business Insights, which offers products and services derived from our strong business model and closed-loop network. Business Insights combines aggregated, non-personally identifiable data and trend analysis to provide specialized business planning and marketing expertise to our merchant and other customers. At the same time, we protect the confidentiality of information on Cardmember spending, and comply with our privacy, data protection and firewall and antitrust policies and applicable legal requirements. In 2011, we expanded Business Insights to businesses in the United Kingdom and France. We also launched a new product called Insights Online that delivers streamlined business intelligence in a dynamic, web-based format and is targeted at small- and medium-sized businesses.

We work closely with our Card-issuing and merchant-acquiring bank partners to maintain key elements of this closed loop, which permits them to customize marketing efforts and deliver greater value to their Cardmembers, as well as help us to direct increased business to merchants who accept the Card.

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent Charges, the quality or non-delivery of goods and services, and billing errors. Typically, we offset the amount due to the Cardmember against payments for the merchant’s current or future Charge submissions. We can realize losses when a merchant’s offsetting Charge submissions cease, such as when the merchant decides to no longer accept the Card or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by holding cash reserves funded through Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant, requiring the merchant to secure a letter of credit or a parent company guarantee, or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies in accordance with relevant accounting rules.

In some markets outside the United States, particularly in Asia, third-party processors and some bankcard acquirers offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice, known as “dynamic currency conversion,” reduces or eliminates revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. This practice is still not widespread, and it remains uncertain whether its use will expand over time. Our policy generally requires merchants to submit Charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember’s billing currency.

Global Network & Merchant Services — Competition

Our global card network, including our Global Merchant Services and Global Network Services businesses, competes in the global payments industry with other card networks, including, among others, Visa, MasterCard, Diners Club International (which is owned by Discover Financial Services), Discover (primarily in the United States) and JCB and China UnionPay (primarily in Asia). We are the third largest general-purpose charge and credit card network on a global basis based on charge volume, behind Visa and MasterCard. In addition to such networks, a range of companies globally, including merchant acquirers and processors and companies such as PayPal, carry out some activities similar to those performed by our GMS and GNS businesses. No single entity engages on a global basis in the full range of activities that are encompassed by our closed-loop business model.

The principal competitive factors that affect the network and merchant service businesses include:

•	The number of Cards-in-force and amount of spending on these Cards

•	The quantity and quality of the establishments where the Cards can be used

•	The economic attractiveness to card issuers and merchants of participating in the network

•	The success of marketing and promotional campaigns

•	Reputation and brand recognition

•	The innovation and investment in systems, technology, product and service offerings, particularly in online commerce, including through partnerships with leading companies in the digital space

•	The quality of customer service

•	The payments industry expertise and capabilities that can be provided to partners in areas such as customer servicing, loyalty and data analytics

•	The security of Cardmember and merchant information

•	The impact of existing litigation, legislation and government regulation

•	The cost of Card acceptance relative to the value provided

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to payment cards, and bank transfer models.

New technologies, together with the portability provided by smartphones and tablets and evolving consumer behavior with social networking, are rapidly changing the way people interact with each other and transact business all around the world. Traditional and non-traditional competitors such as mobile telecommunications companies are working to deliver digital and mobile payment services for both consumers and merchants. Although we estimate that we have the largest volume of online spending of any major card issuer and more global online billings volume than PayPal, the competition remains fierce for capturing online spend in the ever-increasing digital world, and alternative business models present a significant challenge. For example, unlike us, PayPal has the ability to acquire merchants for multiple payment networks. In addition, new entrants to the digital payments space such as online, social media and technology companies are an additional competitive and potentially disintermediating factor in the card payment industry given the scale of their customer relationships and resources available to develop new platforms and technologies.

To the extent alternative payment mechanisms and systems, such as aggregators, continue to successfully expand, discount revenues and potentially other revenues, as well as our ability to access transaction data through our closed-loop network, could be negatively impacted. In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, merchants with recurring billing models actively seek to switch customers to payment through direct debits from bank accounts, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online. For a further discussion of the competitive environment in the emerging payments area, see “Enterprise Growth Group — Online and Mobile Payments — Competition” under “Corporate & Other” below.

Some of our competitors have attempted to replicate our closed-loop functionality, such as Visa, with its Visa Incentive Network, and MasterCard, with its MasterCard Advisors. Efforts by Visa, MasterCard and other card networks and payment providers to replicate the closed loop support its continued value and the intensely competitive environment in which we operate.

Global Network & Merchant Services — Regulation

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting GNS’ arrangements with banks and qualifying financial institutions, because such banks and institutions generally are already authorized to issue general-purpose cards and, in the case of our IO arrangements, to operate merchant-acquiring businesses. Accordingly, our GNS partners have generally not had difficulty obtaining appropriate government authorization in the countries in which we have chosen to enter into GNS arrangements. As a service provider to regulated U.S. banks, our GNS business is subject to review by certain federal bank regulators, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”).

As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As a result of American Express Company and TRS each being bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. For additional information about our regulatory status, see “Supervision and Regulation — General” below.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers on certain card networks and the fees merchants are charged for card acceptance. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Hungary, the European Union, Australia, Brazil, Mexico and Venezuela, among others, have conducted investigations that are either ongoing, concluded or on appeal.

The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four-party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge payable by merchants for debit and credit card acceptance in these systems. By contrast, the American Express network does not have such interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In the United States, Dodd-Frank gave the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for transactions in which a person uses a debit or general-use prepaid card, and to enforce a new statutory requirement that such fees be “reasonable and proportional” to the cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. Reloadable general-use prepaid cards (but not those marketed or labeled as gift cards or gift certificates) are exempt from the interchange fee limitations, although all prepaid cards are subject to the exclusive network routing restrictions for electronic debit transactions. The Federal Reserve issued its final rule on June 29, 2011, which provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for its prepaid cards, and is therefore not a “payment card network” as that term is defined and used for the specific purposes of this final rule.

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

During the last five years, a number of bills were proposed in individual state legislatures seeking to impose caps on credit card interchange fees or to prohibit credit card companies from charging a merchant discount on the sales tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive cardholder payment information. In 2010, Vermont enacted legislation that permits merchants to set a minimum dollar value of no more than $10 for acceptance of any form of payment; permits merchants to provide discounts or other benefits based on the form of payment (i.e., card, cash, check, debit card, stored-value card, charge card or credit card); and permits merchants to accept the cards of a payment system at one or more of its locations but not at others. In the event that additional legislative or regulatory activity to limit interchange or merchant fees continues or increases, or state privacy or data security-related legislation is adopted, our revenues and profitability could be adversely affected.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of changes in the marketplace, we reduced our own merchant discount rates in Australia over time, although we have been able to increase billed business and the number of merchants accepting our Cards. In December 2007, the European Commission ruled that MasterCard’s multilateral interchange fees (“MIF”) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices. The European Commission’s decision applies to cross-border consumer credit, charge and debit card transactions within the European Union and to domestic transactions to which MasterCard has chosen to apply the cross-border MIF. The ruling does not prevent MasterCard and its issuer banks from adopting an alternative MIF arrangement that can be proven to comply with EU competition rules. Although the European Commission’s investigation included commercial cards, it has reserved judgment for the time being on the legality of MasterCard’s cross-border MIF for commercial card transactions. MasterCard lodged an appeal against the European Commission’s findings, which is pending. An interim settlement, pending the appeal, was agreed to in 2009 between the European Commission and MasterCard, capping MIF at 30 basis points for consumer card transactions and 20 basis points for debit card transactions. In 2008, the European Commission opened formal antitrust proceedings against Visa Europe Limited in relation to Visa’s MIFs for cross-border consumer card transactions within Europe, and in 2010, the European Commission accepted Visa Europe’s pledge to cut its cross-border debit card MIF to 20 basis points for four years. The European Commission’s investigation into Visa Europe’s credit and deferred debit card MIF for cross-border transactions remains ongoing. Developments at the EU level may affect how the competition authorities in the Member States of the EU view domestic interchange and the progress of ongoing investigations. For example, the Office of Fair Trading in the United Kingdom indicated that it was delaying further consideration of its cases against MasterCard and Visa pending the outcome of the appeal of the European Commission’s decision against MasterCard.

Within the past few years, national parliaments in Hungary, Italy and France have sought to enact caps on interchange fees or point of sale service charges without government sponsorship for these measures. Although such legislation has been or may be either repealed or struck down on procedural grounds, it is possible there may be further attempts to enact regulation of merchant fees or interchange with direct or indirect impacts on American Express.

In January 2012, the European Commission published a Green Paper (a document to stimulate debate and begin a process of consultation) entitled “Towards an Integrated European Market for Card, Internet and Mobile Payments.” The area of focus covers a range of issues affecting the payments industry, including: multilateral interchange fees; scheme rules; separating scheme management from processing; cross-border acquiring; surcharging; co-badging cards across different schemes; mobile payments; technical standardization; and governance of industry-led changes aimed at supporting the integration of Europe in the area of payments. Regulatory action is a possible outcome of this consultation. The European Commission has set a three-month consultation period, ending early April 2012. Further rounds of consultation on any emerging proposals would then be expected before any action is pursued.

Regulators have also considered network rules that prohibit merchants from surcharging card purchases. In Australia, we have seen selective, but increasing, merchant surcharging on our Cards in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks. The Reserve Bank of Australia conducted a review during 2011 and has proposed amendments to the surcharging regulations that would allow a scheme’s rules to limit surcharges to a reasonable cost of acceptance of cards of that scheme. The form of the proposed amendments to the regulations is subject to a further round of consultation in early 2012.

In the last few years, the member states of the European Economic Area have now implemented a relatively new legislative framework for electronic payment services, including cards, called the European Directive 2007/64/EC on payment services. This directive, commonly referred to as the Payment Services Directive (“PSD”), prescribes common rules for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the PSD is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the PSD permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the member states of the European Economic Area are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the Netherlands and Spain permitting it, in some cases within limits, and other countries such as France, Italy and Sweden prohibiting it. All Member States permit discounts for forms of payment that are cheaper for merchants to process. The PSD complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA involves the adoption of new, pan-European technical standards for cards and card transactions. All of the foregoing requires significant costs to implement and maintain. In addition, the European Union’s Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, will prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The Member States have two years to adopt this legislation.

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

The proprietary Card business offers a broad set of Card products to attract our target customer base. As we continue to focus on premium products, the Company’s priority will be to drive billed business and average spend per card rather than achieve broad growth in Cards-in-force. Core elements of our strategy are:

•	Focusing on acquiring and retaining high-spending, creditworthy Cardmembers

•	Designing Card products with features that appeal to traditional and newer customer segments

•	Using strong incentives to drive spending on our various Card products and generate loyal customers, including our Membership Rewards® program and other rewards features

•	Using loyalty programs such as Delta SkyMiles, sponsored by our co-brand and other partners to drive spending

•	Developing and nurturing wide-ranging relationships with co-brand and other partners

•	Promoting and using incentives for Cardmembers to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories

•	Providing exceptional customer service

•	Providing opportunities to drive spending and loyalty programs in digital channels

In August 2011, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express #1 in overall customer satisfaction among the top 10 largest card issuers in the United States, for the fifth consecutive year.

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express® Card, the American Express® Gold Card, the Platinum Card® and the Centurion® Card, as well as ZYNC® from American Express. We also offer revolving credit Cards such as Blue from American Express®, the Blue Cash® Everyday Card from American Express® and Blue Sky from American Express®. In addition, we offer a variety of Cards sponsored by and co-branded with other corporations and institutions, such as the Delta SkyMiles® Credit Card from American Express, TrueEarnings® Card exclusively for Costco members, Starwood Preferred Guest® Credit Card and JetBlue Card from American Express. For the year ended December 31, 2011, billed business from charge Cards comprised 59% of total U.S. Card Services billed business. We also offer deposit products directly to consumers through Personal Savings from American Express.

Centurion Bank and AEBFSB as Issuers of Certain Cards and Deposit Products

We have two U.S. banking subsidiaries, Centurion Bank and AEBFSB, which are both FDIC-insured depository institutions and wholly owned subsidiaries of TRS. Centurion Bank and AEBFSB are regulated, supervised and examined by their respective regulators. In addition, Centurion Bank, AEBFSB and their affiliates, including the Company, are subject to supervision, examination and enforcement by the Consumer Financial Protection Bureau (the “CFPB”) with respect to our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including, among other laws, the Consumer Financial Protection Act and the Truth in Lending Act. Both banks take steps to maintain compliance programs to address the various safety and soundness, internal control and compliance requirements, including AML requirements and consumer protection laws, that apply to them. You can find a further discussion of the AML initiatives affecting us under “Supervision and Regulation—General” below.

Certain additional information regarding each bank is set forth in the table below:

	Centurion Bank	AEBFSB
Type of Bank	Utah-chartered industrial bank	Federal savings bank
Regulatory Supervision

Regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC

Subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with federal consumer financial laws

Regulated, supervised and regularly examined by the OCC, an independent bureau of the U.S. Department of the Treasury

Subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with federal consumer financial laws

Types of cards issued	• Consumer credit Cards • Consumer charge Cards (including co-brand charge Cards)	• Consumer credit Cards (including all co-brand credit Cards) • Consumer charge Cards (including co-brand charge Cards) • All OPEN® credit Cards and charge Cards
Card marketing methods	Primarily direct mail and other remote marketing channels	• Direct mail and other remote marketing channels • In-person selling and third-party co-brand partners
Deposit Programs	Deposits obtained only through third-party brokerage channels	Deposits obtained through third-party brokerage channels and accepted directly from consumers
Risk-based capital adequacy requirements*, based on Tier One risk-based capital, total risk-based capital and Tier One core capital ratios at December 31, 2011	Well capitalized	Well capitalized
*	The risk-based capital standards for both the FDIC and OCC are substantively identical. Currently, a bank generally is deemed to be well capitalized if it maintains a Tier One risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. For further discussion regarding capital adequacy, including changes to capital adequacy rules, see “Financial Holding Company Status and Activities — Capital Adequacy” under “Supervision and Regulation — General” below.

Charge Cards

Our charge Cards, which generally carry no preset spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember’s current spending patterns, payment history, credit record and financial resources. Cardmembers generally must pay the full amount billed each month, and no finance charges are assessed on the balance. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no-preset spending limit and pay-in-full nature of these products attract high-spending Cardmembers.

The charge Cards also offer several ways for eligible U.S. Cardmembers to pay off certain of their purchases over time. The Sign & Travel® feature permits eligible U.S. Cardmembers to extend payment for airline tickets, cruise ship tickets and other travel items purchased with our charge Cards. The Extended Payment Option permits eligible U.S. Cardmembers to extend payment for eligible Charges above a certain dollar amount.

Revolving Credit Cards

We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, interest rate and fee structures, rewards programs, and Cardmember benefits. Revolving credit Card products, such as Blue from American Express®, the Blue Cash Everyday® Card from American Express and Blue Sky from American Express®, provide Cardmembers with the flexibility to pay their bill in full each month or carry a monthly balance on their Cards to finance the purchase of goods or services. Along with charge Cards and co-brand Cards, these revolving credit Cards attract affluent Cardmembers and promote increased relevance for our expanding merchant network.

In 2011, we launched two new products in the Blue Cash card family: Blue Cash Everyday® and Blue Cash Preferred®. Both Cards offer cash-back features and Blue Cash Preferred® has an annual fee, which supports the diversification of revenue streams in this portfolio. We also launched a new rewards program for the Blue Cash card family that allows Cardmembers to earn rewards that can be redeemed anytime for cash back in the form of a statement credit, gift cards and merchandise.

Co-brand Cards

We issue Cards under co-brand agreements with selected commercial firms in the United States. The competition among card issuers and networks for attractive co-brand card partnerships is quite intense because these partnerships can generate high-spending loyal cardholders. The duration of our co-brand arrangements generally ranges from four to ten years. Cardmembers earn rewards provided by the partners’ respective loyalty programs based upon their spending on the co-brand Cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our co-brand partners, which can be significant, based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under co-brand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Generally, the partner is solely liable for providing rewards to the Cardmember under the co-brand partner’s own loyalty program. As the issuer of the co-brand Card, we retain all the credit risk with the Cardmember and bear the receivables funding and operating expenses for such Cards. The co-brand partner retains the risk associated with the miles points, or other currency earned by the Cardmember under the partner’s loyalty program.

During 2011, we launched two new co-branded Card products designed for Mercedes-Benz drivers and enthusiasts: the Mercedes-Benz Credit Card from American Express and the Platinum Card® from American Express Exclusively for Mercedes-Benz. In 2011, we also introduced several new features on our existing co-branded Card products. For example, we introduced the Delta Priority Boarding benefit, which allows Gold, Platinum or Reserve Delta SkyMiles Credit Card Cardmembers to priority board on Delta flights, as well as savings on eligible in-flight purchases on Delta Air Lines-operated flights.

Card Pricing and Account Management

On certain Cards we charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards on which we assess finance charges for revolving balances. Depending on the product, we may also charge Cardmembers an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain services (e.g., Automatic Flight Insurance). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, see “Risk Management” appearing on page 35 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

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

We believe our Membership Rewards point bank is a substantial asset and a competitive advantage. We continue to evolve Membership Rewards as a virtual currency. Cardmembers increasingly use our Pay with Points program including to make purchases on Amazon.com and for airline tickets and other travel categories, as well as to pay for their annual membership fee.

During 2011, we added a number of new redemption partners across several popular categories such as dining and entertainment (OpenTable), retail (Recreational Equipment, Inc.) and travel (Four Seasons Hotels & Resorts). Cardmembers can also now use their points to purchase advertising credits for Facebook, gift cards for Seamless.com and gift certificates at vente-privee USA, a members-only premium shopping site developed in partnership with American Express.

When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Cardmember Charge volume, customer participation in the program and contractual arrangements with redemption partners. At year-end, we estimated that current Cardmembers will ultimately redeem approximately 92% of their points. For more information on our Membership Rewards program, see “Critical Accounting Estimates — Reserves for Membership Rewards Costs” appearing on page 16 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, that Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers and to merchants. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Cardmembers and new marketing channels to reach these Cardmembers.

Cardmember Special Services and Programs

Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have. Examples of these special services and programs include:

• Membership Rewards® program	• Automatic Flight Insurance
• Global Assist® Hotline	• Premium Baggage Protection
• Car Rental Loss and Damage Insurance	• American Express Travel Insurance
• Extended Warranty	• CreditSecure®
• Purchase Protection	• Account Protector
• Return Protection	• Fraud Protection Guarantee
• Emergency Card Replacement	• My Credit Score and Report
• Manage Your Card Account Online	• Identity Theft Assistance
• Online Year-End Summary	• ID Protect from American Express
• Roadside Assistance	• Platinum Office Program
• Advance Ticket Sales	• Online Money Manager
• Event Ticket Protection Plan	• Exclusive Access to Cardmember Events

As part of our effort to deliver additional value for existing Cardmembers and to attract new high-spending customers to American Express, we introduced several new benefits to the Platinum Card® and Centurion® Card in 2011 that will provide our consumer and OPEN® Cardmembers with improved value and service while traveling, such as greater access to international airport lounges, the elimination of foreign currency translation fees and a credit for the Global Entry program that allows expedited clearance when returning from traveling abroad. We also continued to roll out digital innovations in 2011, including an application that can be downloaded onto most smartphones and tablet devices enabling Cardmembers to check and pay their bills, redeem their Membership Rewards points, learn about key Card benefits and take advantage of upcoming events and offers.

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading payment card issuer for small businesses (generally, firms with fewer than 100 employees and/or annual sales up to $10 million). American Express OPEN (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving payment and business needs, including:

•	charge and credit Cards
•	rewards on eligible spend and business-relevant rewards redemption options
•	travel and concierge services
•	business, retail and travel protections such as employee card misuse protection, purchase protection and baggage insurance
•	3%–10% discounts at select suppliers of travel, business services and products through OPEN Savings®
•	expense management tools and reporting
•	online account management capabilities
•	proprietary and third-party business solutions to support everyday business operations such as social media management, business travel and international payments
•	resources to help grow and manage a business through the award-winning community-driven Web site, OPEN Forum®

As part of our commitment to support small businesses, in 2011 we sponsored the second Small Business Saturday®, a day to increase consumer awareness and patronage of local businesses and their role in the economy and local neighborhoods. We also developed new tools to help small businesses succeed, such as the Shop

Small® Digital Toolkit, a suite of free tools designed to help small business owners develop their digital presence to drive sales, and American Express OPEN’s Marketing Suite, which features third-party software-as-a-service solutions designed to help small business owners develop and manage their online marketing efforts. We also continued to enhance and expand our small business offerings: we launched a new OPEN® Business Gold Rewards Card and expanded the OPEN Savings® program through new partnerships with Iron Mountain, FedEx Freight, Dun & Bradstreet Credibility Corp. and the Microsoft Store.

Card-Issuing Business — Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase and Capital One Financial) that issue general-purpose charge and revolving credit cards, and Discover Financial Services, which issues the Discover card on the Discover network. We also encounter competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks.

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

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general-purpose debit cards bearing either the Visa or MasterCard logo. As a result, the purchase volume and number of transactions made with debit cards in the United States has grown more rapidly than credit and charge card transactions. Debit cards were historically marketed as replacements for cash and checks, and transactions made with debit cards have typically been for smaller dollar amounts. There is no credit extended when a debit card is used and the consumer must have sufficient funds in his or her demand deposit account to pay for the purchase at the time of the transaction as opposed to charge cards where payment is due at the end of the billing period or credit cards where payment can be extended over a period of time. However, debit cards are also perceived as an alternative to credit or charge cards and used in that manner. Additionally, overdraft accounts can be used by our competitors to extend credit to customers when transaction values exceed monies available in a linked demand deposit account.

As the payments industry continues to evolve, we are also facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, who leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a further discussion of the evolving competitive landscape in the payments industry, see “Global Network & Merchant Services — Competition” under “Global Network & Merchant Services” above and “Enterprise Growth Group — Online and Mobile Payments — Competition” under “Corporate & Other” below.

The principal competitive factors that affect the card-issuing business include:

•	The features and quality of the services, including rewards programs and digital resources, provided to Cardmembers

•	The number, spending characteristics, and credit performance of Cardmembers

•	The quantity, diversity and quality of the establishments that accept Cards

•	The cost of Cards and Cardmember services

•	The pricing, payment and other Card account terms and conditions

•	The number and quality of other payment cards and other forms of payment, such as debit cards, available to Cardmembers

•	The nature and quality of expense management data capture and reporting capability

•	The success of targeted marketing and promotional campaigns

•	The reputation and brand recognition

•	The ability of issuers to manage credit and interest rate risk throughout the economic cycle

•	The ability of issuers to implement operational and cost efficiencies

•	The quality of customer service

•	The level and effectiveness of advertising investments

Financing Activities

The Company meets its financing needs through a variety of sources, including cash or assets that are readily convertible into cash, direct and third-party sourced deposits, unsecured medium- and long-term notes, asset securitizations, securitized borrowings through a secured financing facility, and long-term committed bank borrowing facilities in certain non-U.S. markets.

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), acquires or finances the majority of charge Card receivables arising from the use of corporate Cards issued in the United States and consumer and corporate Cards issued in certain currencies outside the United States. Credco funds the acquisition or financing of receivables principally through the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables and consumer and small business charge card receivables, in part, through the sale of medium-term notes and by accepting consumer deposits in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations.

There is a discussion of our securitization and other financing activities on pages 29-33 under the caption “Financial Review,” and Note 7 on page 74 of our 2011 Annual Report to Shareholders, which portions we incorporate herein by reference. In addition, see “Difficult conditions in the global capital markets and economy generally, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” in “Risk Factors” below.

Deposit Programs

Centurion Bank and AEBFSB accept deposits from individuals through third-party brokerage networks, and AEBFSB accepts deposits directly from consumers. As of December 31, 2011, we had approximately

$37.3 billion in total U.S. retail deposits. The majority of the Company’s outstanding U.S. retail deposits has been raised through third-party brokerage networks. As part of our funding strategy, a majority of the deposits raised during 2011 were accepted directly from consumers through Personal Savings from American Express, a suite of deposit products offered by AEBFSB. Our deposit-taking activities compete with those of other deposit-taking organizations that source deposits through telephone, Internet and other electronic delivery channels, brokerage networks and/or branch locations. We compete primarily in the deposit sector on the basis of rates and our brand reputation for safety and service.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is dependent on the capital levels of our U.S. banking subsidiaries. The Federal Deposit Insurance Act (“FDIA”) generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, or require an undercapitalized institution to take certain actions applicable to significantly undercapitalized institutions, all of which would adversely impact its ability to accept brokered deposits.

Card-Issuing Business and Deposit Programs — Regulation

Our charge card, consumer lending and deposit operations are subject to extensive regulation. In the United States, we are subject to a number of federal laws and regulations, including:

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

•	The Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements)

•	The Truth in Savings Act (which requires certain disclosures about rates paid and other terms of deposit accounts)

•

The Electronic Funds Transfer Act (which governs disclosures and settlement of transactions for electronic funds transfers and customer rights and liability arising from the use of ATMs and other electronic banking services)

•	The CARD Act (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	The Consumer Financial Protection Act of 2010 (Title X of Dodd-Frank)

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages)

•

Regulation Z (which implements TILA and was recently amended by the Federal Reserve to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act)

•	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices in offering consumer financial products and services

Certain federal and state privacy-related laws and regulations govern the collection and use of customer information by financial institutions. Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection and disclosure and data protection-related laws (in certain cases more stringent than the laws of the United States). Bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. As stated above, financial institutions, card issuers and card networks are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of these and other regulations and legislation that impact our business, see “Supervision and Regulation — General” below.

American Express Company and its subsidiaries, including in particular our U.S. banking subsidiaries, Centurion Bank and AEBFSB, and our other banking subsidiaries, are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which we conduct our business and the costs of compliance. The regulatory environment in which we operate has become increasingly complex and robust, and following the financial crisis of 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. The U.S. Congress and regulators, as well as various consumer advocacy groups, have continued to focus their attention on certain practices of credit card issuers, such as unfair and deceptive business practices, increases in annual percentage rates (“APRs”), changes in the terms of the account, and the types and levels of fees and financial charges charged by card issuers for, among other things, late payments, returned checks, payments by telephone, copies of statements and the like. In August 2010, AEBFSB entered into a public, written supervisory agreement with the Office of Thrift Supervision (“OTS”), which was then its primary federal banking regulator, requiring AEBFSB to make certain enhancements to its compliance program and to complete certain corrective actions relating to compliance. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations. For information about the recently enacted CARD Act, see “Privacy, Fair Credit Reporting” within “Supervision and Regulation — General” below. For information regarding Centurion Bank’s receipt of a notice from the FDIC regarding its plan to take formal enforcement action against Centurion Bank in connection with a review by the FDIC and the Utah Department of Financial Institutions (“DFI”) of Centurion Bank’s card practices for compliance with certain consumer protection laws and regulations, see “Legal Proceedings” below.

In January 2003, the Federal Financial Institutions Examination Council, an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued guidance to the industry on credit card account management and loss allowance practices (the “Guidance”). The Guidance covers five areas: (1) credit line management; (2) over-limit practices; (3) minimum payment and negative amortization practices; (4) workout and forbearance practices; and (5) certain income (fee) recognition and loss allowance practices. Centurion Bank and AEBFSB evaluate and discuss the Guidance with their respective regulators on an ongoing basis as part of their regulatory examination processes, and, as a result, may refine their practices from time to time based on regulatory input. The Guidance has not had, nor do we expect it to have, any material impact on our businesses or practices.

American Express U.S. Consumer Travel Network

The American Express U.S. Consumer Travel Network provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, participating American Express Representatives (independently owned travel agency locations that operate under the American Express brand) and the Consumer Travel Web site. American Express U.S. Consumer Travel Network has distinguished itself in the luxury space through its Platinum Travel Services and Centurion Travel Services, which service the needs of our premium Cardmembers and support the exclusive travel benefits that we provide for them. These exclusive travel benefits include the International Airline Program, which offers an international first- and/or business-class companion ticket offer on qualifying tickets with 23 world-class airlines, and the Fine Hotels & Resorts program, which is a luxury hotel program offering room upgrades and value-added amenities.

In addition, the Consumer Travel business operates a wholesale travel business in the United States through our Travel Impressions subsidiary. (A wholesaler secures allotments, such as hotel rooms, from suppliers and then offers the services to customers at retail prices that the wholesaler determines.) Our wholesale travel business manages and operates American Express Vacations, sold exclusively through the American Express Consumer Travel Network in the United States and our Membership Travel Services International Group internationally. Travel Impressions also distributes travel packages through other retail travel agents and private label brands for third parties in the United States. Travel Impressions is consistently recognized by its customers for outstanding services, including being named Travel Weekly’s “Best Tour Operator, Sales and Service,” for seven years in a row.

Our Consumer Travel Web site, americanexpress.com/travel, offers a full range of travel rates and discounts on airfares, hotels, car rentals, last-minute deals, cruises and full vacation packages. The Web site offers unique American Express Cardmember benefits such as double Membership Rewards® points, an American Express Travel Office locator, Travel Specialist finder tools and travel planning resources and destination content. In addition, Cardmembers are able to Pay with Points by redeeming Membership Rewards points for some categories of travel through our Web site, as well as through our call centers and Travel Offices. During 2011, we signed an agreement with Orbitz Worldwide, LLC, a wholly owned subsidiary of Orbitz Worldwide, Inc., whereby Orbitz will provide private label services through our Consumer Travel Web site.

American Express U.S. Consumer Travel Network — Competition

The American Express U.S. Consumer Travel Network competes with a variety of different competitors including traditional “brick and mortar” travel agents, credit card issuers offering products with significant travel benefits, online travel agents and travel suppliers that distribute their products directly via the Internet or telephone-based customer service centers. In recent years we have experienced an increasing presence of “niche” players that are seeking to capitalize on the growth in the luxury travel segment by combining luxury travel offers with concierge-type services. The travel business is broad with much overlap between consumer and business travel. For more information about the competitive environment in the travel business, see “Global Business Travel — Competition” under “Global Commercial Services” below.

American Express U.S. Consumer Travel Network — Regulation

The American Express U.S. Consumer Travel Network is subject to domestic and international laws applicable to the provision of travel services, including: licensure requirements; laws and regulations regarding passenger protections such as the Enhancing Airline Passenger Protections rule issued by the U.S. Department of Transportation; and laws and regulations regarding passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. Additionally, the American Express U.S. Consumer Travel Network is subject to U.S. state and federal laws and regulations related to privacy, data security and breach notification.

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those countries that we believe offer us the greatest financial opportunity. For a discussion of Cards issued internationally through our GNS partner relationships, see “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2011. These are Cards that we issue, either on our own or as co-brands with partnering institutions. As we have renewed many of our co-brand and financial institution deals, we have been focused on adding new products, new channels, and increasingly, new countries to the agreements. In 2011, among other new proprietary products, we announced or launched several new co-branded products, including a suite of co-brand Cards in partnership with Virgin Australia, a new Costco credit Card in the United Kingdom and a new Delta Air Lines co-brand credit Card in Japan. We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. For example, as in the United States, we offer various flexible payment options similar to our Sign & Travel® program and our Extended Payment Option to Cardmembers in several countries outside the United States. Also, as in the United States, we issue Cards internationally under distribution agreements with financial services institutions. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue Cards with more than 30 of the largest professional associations in that country. In Australia, affinity cards are a substantial part of our total revolving portfolio and contribute to our proprietary consumer lending activities.

As in the United States, the Membership Rewards® program is a strong driver of Cardmember spending in the international consumer business. We have more than 1,300 redemption partners across our international business, with an average of approximately 75 partners in each country; approximately 25% of these partners are in the travel industry. Cardmembers can redeem their points with more than 35 airlines and over 175 hotels. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2011, we continued to enhance our rewards programs in several countries, offering more flexible choices that enable Cardmembers to redeem Membership Rewards points more quickly.

We continue to build on our strengths and look for further opportunities to increase our presence internationally. During 2011, we completed the acquisition of a controlling interest in Loyalty Partner, a leading marketing services company known for the loyalty programs it operates in Germany, Poland and India. This acquisition has furthered our strategy to grow fee-based revenue, deepened our merchant relationships in select countries, added more than 36 million consumers to our international customer base and expanded our range of rewards and loyalty marketing services. Loyalty Partner builds merchant coalitions, such as its Payback program, and offers loyalty cards good for discounts and rewards at participating coalition partners. Merchants fund the consumer offers and are responsible for the accumulated loyalty points, and Loyalty Partner earns revenue from operating the loyalty platform and by providing marketing support. In 2011, we launched, through Loyalty Partner, the Payback program in India. The Future Group, one of India’s largest retailers, became the first Payback partner in India and added 1,600 new points-of-sale to the Payback network, doubling its size. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. Using these services, merchants are able to run targeted and tailored campaigns across all available channels.

Membership Travel Services International provides premium travel and concierge services to our Platinum and Centurion Customers, through 25 exclusively dedicated call centers in 23 international countries. Additionally, Membership Travel Services operates 16 proprietary Travel Service Offices in Mexico, Italy and Argentina to provide all Cardmembers with travel and general card service assistance. We deliver exclusively negotiated travel and lifestyle benefits to premium Cardmembers including the Fine Hotels & Resorts Program, American Express Vacations and American Express’ International Airline Program. In addition, we provide exclusive access to events and airport lounge access to our premium Cardmembers.

We expanded the flexibility of payment for travel and concierge services by allowing International Consumer Cardmembers to use their Membership Rewards points to pay for their travel purchases in 15 countries outside the United States.

International Proprietary Consumer Card — Competition

Compared with the United States, consumers outside the United States use general-purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging market countries just beginning to transition to card usage in any meaningful way. Although our geographic scope is widespread, we generally do not have significant share in the countries in which we operate internationally. Our proprietary Card-issuing business is subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. We view Citibank and Banco Santander as our strongest competitors on a global basis, as they currently offer card products in a large number of countries.

International Proprietary Consumer Card — Regulation

As discussed elsewhere in this report, regulators in 2011 continued to propose and enact a variety of regulatory changes to the payments landscape in many of our key countries. Regulators have been active in almost all jurisdictions in which we operate and their scope has been very broad. Privacy, data protection, AML and consumer credit have been key themes in both regulations and examinations. For example, in the European Economic Area we have seen both local and regional initiatives as the European Commission looks to introduce more harmonization measures, such as the European Directive 2008/48/EC on credit agreements for consumers (commonly referred to as the Consumer Credit Directive), which harmonizes the provision of credit to customers. Outside Europe, regulations in Mexico, Australia, Canada, Hong Kong and India have been a focus. Some jurisdictions, such as Mexico, Hong Kong and India, are enacting legislation mandating the migration to the EMV standard for card issuing and acceptance, following the approach taken in the European Economic Area. The EMV standard is a global standard for credit and debit payment cards based on chip card technology and is managed and maintained by EMVCo, a standards body in which we are an owner-member.

We expect this activity to continue in 2012. We continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

In our Global Commercial Services (“GCS”) segment, we provide expense management services to companies and organizations worldwide through our Global Corporate Payments and Global Business Travel businesses. American Express is a leading provider of corporate payment solutions and a leading global travel management company for businesses. During 2011, we added or retained several major Corporate Payments and Business Travel clients in the United States and internationally, including among others Accenture, AstraZeneca, Boston Scientific, British Telecom, Chrysler, Hewlett-Packard, Lord & Taylor, Microsoft, Siemens and Yahoo!.

GCS offers a wide range of expense management products and services to companies worldwide, including:

•	A comprehensive offering of Corporate Card Programs, such as:
–	Corporate Cards: issued to individuals through a corporate account established by their employer and that many business customers use to manage travel and entertainment spending

–	Corporate Meeting Cards: provided primarily to corporate meeting planners as a tool to help companies control their meeting and event expenses

–	Business Travel Accounts (“BTAs”): centrally billed to and paid directly by corporate clients, BTAs can be used by companies to pay for their employees’ travel expenses

•	A suite of Business-to-Business (or “B2B”) Payment Solutions, including:
–	Corporate Purchasing Card: an account established by companies to pay for everyday and large-ticket business expenses such as office and computer supplies

–	vPayment: provides fast and efficient payment for business-related purchases and permits the processing of transactions with effective fraud controls

–	Buyer-Initiated Payments: an electronic solution for companies looking to automate their payment processes

•	A variety of business travel-related products, services and solutions, including:
–	Travel Services: online, offline and on-the-go travel offerings tailored to client needs

–	Supplier Relations: preferred partnerships with airline, hotel, car and limousine suppliers

–	Meetings & Events: a suite of solutions and tools to help organizations of all sizes gain control of and insight into their meetings spend and help mitigate against risk

–	Advisory Services: a leading practice line offering tools and consulting to help companies maximize their travel program through compliance and solution optimization

Global Corporate Payments

Global Corporate Payments (“GCP”) offers a range of expense management solutions to companies worldwide through our Corporate Card Programs and Business-to-Business Payment Solutions.

Corporate Card Programs

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel and entertainment spending and everyday business expenses and negotiate more effectively with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 44 countries and international dollar/euro Corporate Cards in 120 countries. We also offer Corporate Cards issued through our GNS partner relationships in an additional 30 countries. In 2011, we introduced international dollar/euro Corporate Cards in an additional 12 countries and recently launched a European Enhanced Business Travel Accounts product for our global and multinational clients, providing enhanced visibility into travel expenses.

With the heightened focus on cost containment, many companies are increasingly interested in our Corporate Meeting Card program, which helps businesses control meeting-related expenses. It allows clients to capture meeting spending, simplify the payment process and gain access to data to support negotiations with suppliers.

American Express also partners with many other companies around the world to offer a number of co-brand Corporate Cards in various countries. To date, American Express has 14 Corporate Card co-brand partnerships worldwide. These products, typically suited for mid-sized companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide), provide savings on everyday business spending and/or air travel. GCP is focused on continuing to expand its business with mid-sized companies, which represent significant growth opportunities. Businesses of this size often do not have a corporate card program. However, once enrolled, mid-sized companies typically put a significant portion of their business spending on the Corporate Card because they can gain control, savings and employee benefits.

GCP offers the Savings at Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provides companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services. Corporate Cardmembers can also take advantage of our Membership Rewards program to earn points that can be redeemed for air travel and hotel stays, as well as retail, home and recreation items. Membership Rewards is a powerful tool for encouraging Corporate Card usage, leading to greater expense control and savings.

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

vPayment, which offers companies single-use virtual account numbers, allows GCP customers to make payments with enhanced controls, data capture and reconciliation capabilities. Charges are authorized for a specified amount during a designated amount of time. The solution automates reconciliation, eliminates manual check requests, interfaces easily with a customer’s enterprise resource planning (“ERP”), procurement and accounts payable systems, and can be used at one or more stages of the procurement-to-payables process.

Buyer Initiated Payments (“BIP”) allows American Express to pay B2B suppliers electronically on behalf of our clients, permitting our clients to have more control over their payments, extend their own days payable outstanding (or “float”), and increase their cash on hand. This solution is best suited for mid- to large-sized companies that want to transition rapidly to electronic payments, reduce supplier inquiries, convert from paper to electronic payments, and optimize cash flow. BIP is currently available to companies in the United States and Canada. In 2011, we launched BIP Express, a Web-hosted version of BIP that is easy to implement and enables customers to process transactions in a matter of days.

Online Capabilities

GCP offers companies and individual Cardmembers the ability to manage their Corporate Card Programs, and offers companies the ability to manage their Business-to-Business Payment Solutions, on a 24/7 basis through a suite of secure Web-based online tools. American Express @ Work® provides clients’ authorized users online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their Corporate Card, Corporate Purchasing Card, BTA and Corporate Meeting Card accounts. Cardmembers can use the online Manage Your Card Account tool to manage their individual Card account. Business-to-Business Payment Solutions also offers clients the option to use online access to manage their vPayment and Buyer Initiated Payments solutions.

Global Corporate Payments — Competition

The corporate payments sector is dynamic and highly competitive, with competition increasingly intense at both the network and payment provider levels. At the network level, we have experienced increasing competition including intense price competition, aggressive expansion into new and emerging segments, efforts to transition B2B spend from cash and check to cards and electronic invoicing and payment vehicles, and expanding marketing and advertising budgets for commercial services. Both Visa and MasterCard continue to support card issuers such as U.S. Bank, JPMorgan Chase and Citibank to build and support data collection and reporting necessary to satisfy customer requirements. Moreover, in the current economic environment, the interest in expense management tools is particularly strong, as clients aim to capture data, analyze trends and make decisions that enhance their cash flow and profitability.

At the payment provider level, we are seeing increased competition, particularly for mid-sized companies, from both regional banks and national banks, such as Citibank and JPMorgan. Payment providers have increasingly acquired technology offerings to enhance data capture capabilities and reporting functionality. In addition, many providers attempt to leverage their banking relationships and capabilities to secure and retain card business. Global servicing, data quality, technological functionality and simplicity, customer experience, and price and other financial terms are among the key competitive factors in the corporate payments business.

Global Corporate Payments — Regulation

The Global Corporate Payments business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well as laws that generally prohibit engaging in unfair and deceptive business practices. We are also subject to certain state laws that regulate fees and charges on our products. Additionally, as a global business, we are subject to U.S. state data security and breach notification laws and regulations, as well as significant data protection laws in the European Union and many foreign countries in which we operate. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. As discussed above, along with the rest of our business, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of this legislation and its effect on our business, see “Supervision and Regulation — General” below. In some countries, regulation of card practices and consumer protection legislation may apply to some corporate payments relationships.

Global Business Travel

American Express Global Business Travel provides globally integrated solutions, both online and offline, as well as through mobile applications, to help organizations manage and optimize their travel investments and service their traveling employees. With clients ranging from small businesses to multinational and global corporations, these solutions include: travel reservation advice and transaction processing through a global network that is available 24 hours per day; travel expense management policy consultation; meeting management, supplier negotiation and consultation; advisory services, management information reporting, business intelligence, data analysis, research and benchmarking; group and incentive travel services; policy control advice; and mobile applications to help travelers be more efficient when traveling on business.

We continue to evaluate our economic model and invest in new products, services and technologies to enhance the value that we deliver to our customers and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels) and now generate revenues primarily from customers who pay for the services that we provide.

We launched several new programs to support our corporate clients in 2011. These programs include solutions designed to provide our clients with savings, control, services and traveler care. For example, we enhanced our hotel offering by providing additional rates and including additional properties that do not load content in various travel booking engines. We made enhancements to our mobile travel solution, MOBILEXTEND®, which provides travelers with various mobile support services, including a new feature that enables travel managers to manage and locate travelers around the globe in case of travel emergencies or disruption. We also launched OPEN Business Travel, an online travel booking tool designed specifically for OPEN small business Cardmembers.

Global Business Travel — Competition

American Express Global Business Travel continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines, other travel suppliers and new entrants. Competition among travel management companies is mainly based on price, service, value creation, convenience, global capabilities and proximity to the customer. Competition also comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents. New entrants could also represent additional competition along the end-to-end travel value chain, which could impact competition in the medium to long term.

For many years, travel management companies have faced pressure on revenues from airlines, as most carriers have stopped paying “base” commissions to travel agents for tickets sold and significantly reduced other forms of travel agent compensation. Carriers have also made efforts to increase the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel management companies because they do not receive distribution revenue from directly booked transactions. In recent years, the airline industry has undergone bankruptcies, restructurings, consolidations and other similar events including expanded grants of antitrust immunity to airline alliances. This immunity enables airlines to closely coordinate their international operations and to launch highly integrated joint ventures in transatlantic and other markets. These types of structural changes may result in additional challenges to travel management companies. For additional information concerning these issues, see “Risk Factors” below.

Overall, intense competition among travel management companies, the ongoing trends of increasing direct sales by airlines, the rise of low-cost carriers, and ongoing reductions in or elimination of airline commissions and fees, continue to put pressure on revenue and profitability for travel agents.

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

As noted above, the travel business is broad with much overlap between consumer and business travel. See “American Express U.S. Consumer Travel Network — Competition” under “U.S. Card Services” above for additional information on the competitive environment in the travel business.

Global Business Travel — Regulation

The Global Business Travel business is subject to domestic and international laws applicable to the provision of travel services, including licensure requirements, as well as laws and regulations regarding passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. Additionally, we are subject to U.S. state and federal laws and regulations related to privacy, data security and breach notification, as well as significant data protection laws in the European Union and many foreign countries in which we operate. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, the Company’s publishing business, as well as other company operations. We also discuss information relevant to the Company as a whole in this section.

As discussed in “Consolidated Capital Resources and Liquidity” on page 32 of our 2011 Annual Report to Shareholders, our corporate liquidity objective is to maintain access to cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet expected future financing obligations and business requirements for at least a twelve-month period. A large portion of the interest expense in Corporate & Other includes the interest expense related to maintaining this excess liquidity pool since all of our businesses benefit from the liquidity.

Enterprise Growth Group

The Enterprise Growth Group was established to pursue new forms of payments and digital commerce that open American Express to new customer segments, new geographies across the world, and new products and services. Specifically, this includes growing a digital services platform for the Company, expanding alternative mobile and online payment services, forming new partnerships and building new revenue streams beyond the traditional Card and travel businesses. Enterprise Growth seeks to leverage our assets and capabilities and build or acquire the talent, businesses and platforms required to deliver new forms of growth in the digital economy. The group consists of three core business units: Online and Mobile, Fee Based Services and Global Payment Options (formerly known as Global Prepaid). Starting in the first quarter of 2011, certain business activities such as LoyaltyEdge and Foreign Exchange Services (formerly known as Global Foreign Exchange Services) that were previously managed and reported in the USCS and GCS operating segments, respectively, are now managed by Enterprise Growth. The group also includes the corporate development function (the Company’s mergers & acquisitions group), as well as Serve Virtual Enterprises, Inc. or “Serve” (formerly known as Revolution Money).

Online and Mobile Payments

The Online and Mobile business unit is responsible for developing new online and mobile payment capabilities and associated services that can expand the role we play in the digital economy. In 2011, we launched Serve® in the United States as a first step toward delivering more alternative payment options. Serve is a new digital software-based platform where consumers can spend, send and receive money, and make person-to-person payments online at serve.com, via mobile phones and at merchants that accept American Express Cards. Serve unifies multiple payment options into a single account that can be funded from a bank account, debit, credit or charge card, or by receiving money from another Serve account. Since acquiring Serve, we have been working to transition it into an enterprise-wide platform to support future digital initiatives.

Following the launch of Serve, we established business relationships in the mobile, e-commerce, not-for-profit and gaming space to build capabilities and drive distribution of the Serve platform. We are focused on working with partners that have large customer bases that would benefit from embedding Serve directly into their purchase path and rolling out easy-to-use digital payment solutions for consumers, businesses and sellers. We also made strategic investments and acquisitions in 2011 to obtain capabilities that are intended to enhance the Serve platform and drive customer growth, including the acquisition of Sometrics, a virtual currency platform and in-game payments provider.

The team is also responsible for expanding our presence in emerging markets, such as India and China. The team is identifying market strategies that include introducing new payment forms outside our charge and credit products and services, embracing new online and mobile payment technologies, and formulating strategic relationships to generate new, international revenue streams. For example, in 2011 we announced a strategic investment in the Lianlian Group, which includes a mobile top-up company in China, and an operating agreement to use Serve in products and services Lianlian develops for its consumer and business customers in China.

Online and Mobile Payments — Competition

The online and mobile payments sector is dynamic and highly competitive, with a variety of different competitors that offer or are developing payment systems in e-commerce and across mobile devices, including traditional financial institutions, such as credit card issuers and networks, and alternative payment providers, such as PayPal and Google Wallet, and other non-traditional competitors, such as mobile operators, handset manufacturers, technology companies and others. Among other services, these competitors provide or are seeking to develop digital payment services that can be used to buy and sell goods online, and services that support payments to and from deposit accounts or proprietary accounts for digital, mobile commerce and other applications. A number of competitors rely principally on the Internet and potential wireless communication networks to support their services, and may enjoy lower costs than we do. Other competitors working to deliver digital and mobile payment services may have and may deploy substantially greater financial and other resources than we have or may offer a wider range of services and capabilities than we offer. Consumer and merchant adoption is a key competitive factor and our competitors may develop platforms or technologies that become more widely adopted than ours. Micro-payments on social networks are relatively small today but have the potential to grow rapidly, representing the potential for competition from a new payment form. Competition will remain fierce as payment services and technologies continue to evolve.

Fee Based Services

The Fee Based Services team within Enterprise Growth is tasked with identifying ways to capitalize on the existing assets of American Express by creating business models that can generate new, non-payment, e-commerce revenue streams. The Fee Based Services team is responsible for supporting our LoyaltyEdge offering, a new business line that assists partners, like Delta Air Lines, with developing, operating and improving their own loyalty programs. In 2011, we launched the exclusive online retail site, www.venteprivee.com, a joint venture between American Express and vente-privee.com, Europe’s leader in online private sales of luxury goods. The site features member-only sales events with premium European and American brands.

Global Payment Options (formerly known as Global Prepaid)

Global Payment Options (“GPO”) offers a wide range of prepaid and foreign exchange services and products across the globe, including both reloadable and non-reloadable prepaid payment products.

The American Express® Gift Card is available in over 100,000 locations in the United States and Canada. Sales of gift cards continued to rise in 2011. GPO also offers in the United States a variety of prepaid Cards, including rebate, incentive and reward products, as well as prepaid reloadable Cards marketed through various channels and to various segments. For example, PASS from American Express®, a prepaid reloadable Card, is sold and marketed to parents as a payment tool for teens and young adults that is an alternative to checks, cash or debit cards. As another example, we launched the American Express® Prepaid Card in 2011, a reloadable prepaid card with no activation or maintenance fees. With this everyday payment card we hope to serve new customer segments that do not rely on traditional charge and credit cards to manage day-to-day finances. We also launched the American Express for Target Card, a reloadable prepaid card, in more than 1,000 U.S. Target stores. Other examples of products we have launched with reloadable prepaid card functionality if activated include a pilot university student ID card and a AAA membership card.

In addition, we have been in the business of issuing and selling Travelers Cheques since 1891. We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are currently available in U.S. dollars and four foreign currencies, including euros. We also issue and sell other forms of paper Travelers Cheques, including American Express® Gift Cheques (“Gift Cheques”), which are available in U.S. and Canadian dollars. Sales of Travelers Cheques continued to decline in 2011. We also issue general purpose reloadable prepaid travel cards in different denominations in Australia, Brazil and South Africa.

We sell American Express prepaid products through a variety of channels globally, including sales directly to customers via the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets across multiple countries, including American Express travel offices, third-party financial institutions and select independent agents. Gift cards are available at americanexpress.com, in malls and retail locations and in bank branches. Reloadable prepaid products are available in certain retail channels as well as online in the United States.

The Foreign Exchange Services division (“FES”) of GPO consists of retail and wholesale foreign exchange services and the FX International Payments service. Other than in Australia and Singapore, where we operate foreign exchange offices in city locations and through selected partner locations, we concentrate our retail foreign exchange business in key international airports, such as multiple airport locations in Europe (London Heathrow, Edinburgh, Glasgow, Madrid, Vienna, Geneva and Nice). In 2011, we announced the expansion of our airport portfolio to include Birmingham (U.K.), Copenhagen and Boston Logan international airports. Our online FX International Payments service allows companies and financial institutions (and consumers, in the case of Australia) to make cross-border payments in foreign currencies quickly and efficiently.

Global Payment Options — Competition

Our products compete with a wide variety of financial payment products including cash, foreign currency, checks, other brands of travelers checks, debit, prepaid and ATM cards, store branded gift cards, other network branded cards and other payment cards.

The principal competitive factors affecting the prepaid sector vary depending on the type of product, but some are:

•	Number and location of merchants accepting the form of payment

•	Availability to the consumer of other forms of payment

•	Amount of fees charged to the consumer

•	Compensation paid to, and frequency of settlement by, selling outlets

•	Accessibility of sales and refunds for the products

•	Success of marketing and promotional campaigns

•	Ability to service the customer satisfactorily, including for lost or stolen instruments

Global Payment Options — Regulation

As an issuer of Travelers Cheques and prepaid Cards and a provider of foreign exchange services, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers check (and, where applicable, prepaid card) issuers, as well as providers of foreign exchange services, to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid Cards in accordance with applicable law, predominantly in highly rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. Many states examine licensees annually.

In addition, federal AML regulations require, among other things, the registration of travelers check issuers and the providers of foreign exchange services as “Money Service Businesses” and compliance with applicable AML recordkeeping and reporting requirements. Outside the United States, there are varying licensing and AML requirements, including some that are similar to those in the United States.

Travelers check and prepaid card issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws, under which such issuers must pay to states the face amount of any travelers check or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product. In recent years, a number of states have passed legislation establishing shorter periods for travelers checks and/or prepaid cards, often with retroactive application. We have challenged, and intend to continue to challenge, what we believe are significant defects in these laws, which can have a significant impact on our Travelers Cheques and prepaid Cards business in the states in which they are enacted.

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

In July 2011, the Financial Crimes Enforcement Network (“FinCen”), an enforcement agency of the U.S. Department of the Treasury, issued the Prepaid Access Final Rule, which imposes new AML requirements on the prepaid industry. The regulation becomes effective March 31, 2012; however, we have taken actions to become compliant with the new requirements as soon as practicable. In general, the regulation will require issuers of prepaid access (formerly referred to as “stored value”) products to identify customers and retain information with regard to the customer identification and identify and report suspicious activity. The regulation does not impose significant new obligations on American Express as a provider of prepaid access because our existing AML program already requires the identification and reporting of suspicious transactions, customer identification and retention of customer identification and transactional records.

See “Global Network & Merchant Services — Regulation” for a discussion of the Federal Reserve’s rules under Dodd-Frank that establish, among other things, interchange fee limitation rules for debit and prepaid card transactions, and that prohibit exclusive network routing restrictions for electronic debit transactions (which applies to all debit and prepaid cards).

American Express Publishing

Through American Express Publishing, we produce: luxury lifestyle magazine brands such as Travel + Leisure®, Food & Wine®, Departures® and Executive Travel; a variety of travel, cooking, wine, time management and financial books and products; international editions of our titles; digital and mobile content; luxury-marketing events; and custom print and online programs for clients. We seek to deliver lifestyle expertise that informs choices, enriches perspective and empowers affluent and accomplished people — and the businesses that serve them — to make decisions and lead extraordinary lives. We have a management services agreement with Time Inc. pursuant to which we share certain profits relating to this business.

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

Global Services comprised principally the following divisions:

World Service

Our U.S. and international service organizations have been consolidated under World Service. Our customer service units have worked over a number of years to ensure outstanding service to customers, while at the same time improving operating margins. As mentioned above, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 10 of the largest card issuers in the United States for the fifth consecutive year.

Global Business Services

The Global Business Services division comprised principally procurement, real estate, human resources processing, and financial processing. These internal process-driven activities have been consolidated to simplify and standardize processes for increased quality, efficiency and cost savings.

Global Credit Administration

Global Credit Administration (“GCA”) is responsible for the end-to-end management of our credit, collections and fraud operations around the world. GCA aims to strike the right balance between helping Cardmembers in need through a range of workout programs, and taking actions to prevent spending that will not be paid back to American Express.

Technologies

We continue to make significant investments in our systems and infrastructure to allow faster introduction and greater customization of products, while maintaining the security of customer data. We also are using technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the Card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new Cards to an account and resolving customer satisfaction issues. In international markets, we are enhancing our global platforms and capabilities, such as in revolving credit.

We continue to devote substantial resources to our technology platform to ensure the highest level of data integrity, information security, data protection and privacy. Our internal IT organization retains our key technology competencies, such as information technology strategy and information security, while outsourcing most of our technology infrastructure management and application development and maintenance to third-party service providers. This enables us to benefit from third-party expertise and lower information technology costs per transaction. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws, rules and regulations, and our internal policies, as described under “Supervision and Regulation — General — Privacy, Fair Credit Reporting” below.

We continue to leverage the Internet to lower costs, improve service quality and enhance our business model. As of the end of 2011, customers had enrolled approximately 30 million Cards globally in our online account management capability known as the “Manage Your Card Account” service. This service enables Cardmembers to review all of their card transactions online, pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 27 countries around the world, including the United Kingdom, Australia, Italy, France, Mexico and Japan.

SUPERVISION AND REGULATION — GENERAL

Overview

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and AEBFSB, including prescribing standards relating to capital, earnings, liquidity, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, risk management, internal audit systems, loan documentation, credit underwriting, asset growth and impaired assets, among other things. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or creditors. Following the financial crisis of 2008, supervisory efforts to apply these laws, regulations and policies have become more intense, and new laws and regulations have been promulgated.

American Express Company and TRS are bank holding companies under the Bank Holding Company Act of 1956 and have elected to be treated as financial holding companies under the BHC Act. As a bank holding company under the BHC Act, the Company is subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. depository institution subsidiaries, as applicable. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions, and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. The Company and its subsidiaries, including Centurion Bank and AEBFSB, also are subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with certain federal consumer financial laws, including, among other laws, the Consumer Financial Protection Act and the Truth in Lending Act, as discussed further below under “Consumer Financial Protection Act of 2010.”

Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank, which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Dodd-Frank created a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”), which oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the SEC, the U.S. Commodity Futures Trading Commission, the OCC and the FDIC) in establishing regulations to address financial stability concerns. Dodd-Frank directs the FSOC to make recommendations to the Federal Reserve as to supervisory requirements and prudential standards applicable to bank holding companies with $50 billion or more in total consolidated assets, which includes the Company, and nonbank financial companies designated by the FSOC for supervision by the Federal Reserve. Dodd-Frank mandates that the requirements applicable to these institutions be more stringent than those applicable to other financial companies.

In addition to the framework for systemic risk oversight implemented through the FSOC, Dodd-Frank broadly affects the financial services industry in numerous respects, including by creating a special resolution authority, by requiring banks to pay increased fees to regulatory agencies, by requiring all publicly traded bank holding companies that have assets of at least $10 billion to establish a dedicated risk committee reporting directly to the company’s board of directors (including independent directors) responsible for enterprise-wide risk management oversight and practices, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. Moreover, Title X of Dodd-Frank, known as the Consumer

Financial Protection Act of 2010 (the “CFPA”), provides for the creation of the Consumer Financial Protection Bureau, a new consumer financial services regulator, discussed below under “Consumer Financial Protection Act of 2010.” New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us or across the industry. In addition to the discussion in this section, see “The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a significant adverse impact on our business, results of operations and financial condition” and “Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens and lead to decreased transaction volumes and revenues through our network” in “Risk Factors” below for a further discussion of some of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

Consumer Financial Protection Act of 2010

As mentioned above, the CFPA provides for the creation of the CFPB, a new consumer financial services regulator. As of July 21, 2011, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including the CFPA and the TILA, became subject to supervision and examination by the CFPB. On July 21, 2011, the CFPB assumed responsibility from our current banking regulators for supervision, examination and enforcement of Centurion Bank, AEBFSB and their affiliates, including the Company, with respect to such federal consumer financial laws and then-existing regulations implementing those laws. The CFPB has authority to take enforcement actions against us for violation of those laws. See “Legal Proceedings” below.

Dodd-Frank also transferred to the CFPB exclusive rulemaking authority for such federal consumer financial laws and authorized the CFPB to prohibit “unfair, deceptive or abusive” acts and practices and to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. On January 4, 2012, the President announced the recess appointment of a Director of the CFPB.

Financial Holding Company Status and Activities

The BHC Act limits the nonbanking activities of bank holding companies. Unless a bank holding company has qualified as a “financial holding company,” its nonbanking activities are restricted to those that the Federal Reserve has determined are “so closely related to banking as to be a proper incident thereto.” An eligible bank holding company may elect to be a financial holding company, which is authorized to engage in a broader range of financial activities. A financial holding company may engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior Federal Reserve approval) complementary to a financial activity and that does not pose a substantial risk to the safety or soundness of a depository institution or to the financial system generally. As a financial holding company, American Express engages in various activities permissible only for a bank holding company that has elected to be treated as a financial holding company including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services.

For a bank holding company to be eligible for financial holding company status, the bank holding company and each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed,” and each of its subsidiary U.S. depository institutions must have received at least a satisfactory rating on its most recent assessment under the Community Reinvestment Act of 1977 (the “CRA”). If the bank holding company fails to meet applicable standards for financial holding company status, it could be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and could be required to either discontinue the broader range of activities permitted to financial holding companies or divest its subsidiary U.S. depository institutions.

See “Our business is subject to significant and extensive government regulation and supervision, which could adversely affect our results of operations and financial condition” in “Risk Factors” below.

Heightened Prudential Requirements for Large Bank Holding Companies

As discussed above, Dodd-Frank created a new systemic risk oversight body, the FSOC, to identify, monitor and address potential threats to U.S. financial stability. Additionally, Dodd-Frank imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, including the Company, and requires the Federal Reserve to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk management requirements, resolution plans (referred to as “living wills”), stress tests, early redemption, credit exposure reporting and concentration. The Federal Reserve has discretionary authority to establish additional prudential standards on its own or at the FSOC’s recommendation regarding contingent capital, enhanced public disclosures, short-term debt limits and otherwise as it deems appropriate. Because the Federal Reserve may, on its own volition or in response to a recommendation by the FSOC, tailor the application of these enhanced prudential standards to specific companies, including the Company, the ultimate impact of these enhanced standards on the Company is not certain.

In December 2011, the Federal Reserve issued a notice of proposed rulemaking to implement many of the heightened prudential requirements, which would require the following:

•

Stress Testing: The Federal Reserve must conduct annual analyses of bank holding companies with at least $50 billion in total consolidated assets to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions (so-called “stress tests”). Under the proposed rule, the stress tests would use a minimum of three economic and financial scenarios generated by the Federal Reserve (baseline, adverse and severely adverse), and be based on methodologies and data that have not yet been made available. A summary of results of individual stress tests would be made public by the Federal Reserve on a company-specific basis. The Company would also be required to conduct a similar stress test on a semiannual basis, and a summary of the results of these tests also would be subject to public disclosure. The Company also will be required to comply with the capital planning requirements discussed in “Capital Planning” below. Dodd-Frank requires the other federal bank regulators to issue regulations that are consistent with the stress test regulations issued by the Federal Reserve, which would ultimately apply to Centurion Bank and AEBFSB. In January 2012, the FDIC and the OCC published proposed rules to implement the stress testing requirements that would be applicable to Centurion Bank and AEBFSB, respectively.

•	Enhanced Capital and Leverage Requirements: See “Basel III” below.

•

Enhanced Liquidity Standards: The Federal Reserve’s notice of proposed rulemaking states that the enhanced liquidity standards will be addressed in “stages.” As the first stage of this undertaking, the proposed rules focus on prudential steps to manage liquidity risk, which comprehensively detail liquidity risk management responsibilities for boards of directors and senior management, and would require:

–

maintenance of a liquidity buffer, consisting of assets meeting certain standards, that is sufficient to meet projected net cash outflows and projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios;

–	production of comprehensive cash flow projections and identification and quantification of discrete and cumulative cash flow mismatches;
–	regular stress testing of cash flow projections over various time horizons and assuming prescribed assumptions;

–	establishment and maintenance of a contingency funding plan that sets out strategies for addressing liquidity needs during liquidity stress events;
–

establishment and maintenance of limits on potential sources of liquidity risk, including concentrations of funding, maturity of specified liabilities within various time horizons, and off-balance sheet exposures that could create funding needs during liquidity stress events; and

–	a variety of monitoring requirements.

The Federal Reserve noted that it would “implement the second stage” of a regulatory liquidity framework for bank holding companies with at least $50 billion in consolidated assets through future proposals that would require such bank holding companies or a subset thereof to satisfy specific liquidity requirements derived from or consistent with the international liquidity standards incorporated into the Basel III framework (discussed below).

•

Single Party Concentration Limits: Under the proposed rule, beginning October 1, 2013, bank holding companies with $50 billion or more in consolidated assets generally would be subject to a 25% limit on aggregate net credit exposure with any single unaffiliated counterparty.

•

Enhanced Risk Management Requirements: Under the proposed rule, bank holding companies with $50 billion or more in consolidated assets would be required to establish a dedicated risk committee reporting directly to the company’s board of directors, comprised of members of the bank holding company’s board of directors, which would document, review and approve the enterprise-wide risk management practices of the company. The risk committee would be required to oversee the operation of an enterprise-wide risk management framework commensurate with the company’s capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and would be subject to certain governance provisions set forth in the proposed rule. Such bank holding companies, including the Company, would also be required to appoint a Chief Risk Officer.

Because the proposed rule is not final, the ultimate impact of these measures on us is not certain.

Dodd-Frank also mandates that certain expenses of the Office of Financial Research, which include, among other things, the operating expenses of the FSOC and certain expenses of the FDIC, be funded through assessments on bank holding companies with $50 billion or more in consolidated assets and certain other non-bank financial companies supervised by the Federal Reserve. In December 2011, the U.S. Treasury published a proposed rule setting forth the manner in which these assessments would be made.

Living Wills

As noted above, we will be required to prepare and provide to regulators a resolution plan that must ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The plan must also include, among other things, a strategic analysis of key assumptions and strategies, and a description of the interconnections and interdependencies among the Company and its material entities. Pursuant to a rule that took effect in November 2011, the first such resolution plan for us is required to be submitted by December 31, 2013 and annual updates will be required thereafter. The establishment and maintenance of this resolution plan may, as a practical matter, present additional constraints on transactions and business arrangements between our bank and non-bank subsidiaries.

Activities and Acquisitions

As a bank holding company with insured depository institution subsidiaries, we are subject to banking laws and regulations that limit our activities, investments and acquisitions. In addition, certain acquisitions and investments are subject to the prior review and approval of certain of our regulators, including the Federal Reserve, the OCC and the FDIC. The banking agencies have broad discretion in evaluating proposed acquisitions and investments. In deciding whether to approve an acquisition, federal banking agencies may consider, among other factors, effects of the acquisition on competition and financial and managerial resources; future prospects, including current and projected capital ratios and levels; the competence and expertise of management and our record of compliance with laws and regulations; public benefits; the convenience and needs of the community and our depository institution subsidiaries’ record of compliance with the CRA; risks to the stability of the U.S. banking or financial system; and our effectiveness in combating money laundering.

Among other things, the BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of any class of the voting securities of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; (the Bank Merger Act requires regulatory approval before a bank subsidiary may make such an acquisition); or (3) it may merge or consolidate with any other bank holding company.

The Federal Reserve must approve certain additional capital contributions to an existing non-U.S. investment and certain direct and indirect acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank. Dodd-Frank requires bank holding companies with total consolidated assets equal to or greater than $50 billion to provide the Federal Reserve with written notice (which is largely tantamount to an approval process) prior to acquiring direct or indirect ownership or control of any voting shares of any company (other than an insured depository institution) that is engaged in financial activities described in section 4(k) of the BHC Act and that has total consolidated assets of $10 billion or more, subject to certain exceptions. Dodd-Frank also requires financial holding companies to obtain Federal Reserve approval prior to acquiring any nonbank company with total consolidated assets in excess of $10 billion.

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

In addition, under the BHC Act, any person or company is required to obtain the approval of the Federal Reserve before acquiring control of the Company, which, among other things, includes the acquisition of ownership of or control over 25% or more of any class of voting securities of the Company or the power to exercise a “controlling influence” over the Company. In the case of an acquirer that is a bank or bank holding company, the BHC Act requires approval of the Federal Reserve for the acquisition of ownership or control of any voting securities of the Company, if the acquisition results in the bank or bank holding company controlling more than 5% of the outstanding shares of any class of voting securities of the Company.

Source of Strength

Bank holding companies are required by statute to act as a source of strength to all of their insured depository institution subsidiaries and to commit capital and financial resources to support those subsidiaries. Therefore, the Company is required to act as a source of strength to Centurion Bank and AEBFSB and to commit capital and financial resources to support both institutions. Such support may be required at times when, absent this requirement, we otherwise might determine not to provide it.

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

The Company currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve, based on the 1998 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The U.S. bank regulatory agencies have adopted new risk-based capital guidelines for “core” institutions and their bank subsidiaries, including the Company and its bank subsidiaries, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in June 2004 and updated in November 2005. The Company, Centurion Bank and AEBFSB are required to commence calculating their risk-based capital ratios under the Basel II-based guidelines, while continuing to calculate risk-based capital ratios under the Basel I-based guidelines as a floor, no later than January 1, 2015, unless further extended by their respective regulators. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. Several provisions of Dodd-Frank also impact the Company’s regulatory capital. Each Basel framework is discussed below.

The risk-based capital guidelines are designed to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. As a supervisory matter, federal bank regulatory agencies expect most bank holding companies, and in particular larger bank holding companies such as the Company, to maintain regulatory capital ratios that, at a minimum, qualify a bank holding company and its depository institution subsidiaries as “well capitalized.” The required ratios to qualify as well capitalized are a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and, for depository institutions, a leverage ratio of at least 5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Following the recent financial crisis, the federal bank regulatory agencies have encouraged larger bank holding companies to maintain capital ratios appreciably above the “well capitalized” standard. Moreover, the Federal Reserve is focusing more on the regulatory requirement that common equity be the “predominant” element of Tier 1 capital. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” on pages 27-29 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

Basel I

The Company, Centurion Bank and AEBFSB currently calculate regulatory capital ratios under Basel I, as adopted by the applicable federal bank regulatory agencies. Under Basel I, as adopted, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be composed of Tier 1 capital, which includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, and non-cumulative perpetual preferred stock (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill and certain other intangible assets. Tier 2 capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Dodd-Frank applies to bank holding companies such as the Company the same risk-based capital and leverage requirements that apply to insured depository institutions. Going forward this will preclude a bank holding company from including in Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010 and, over a three-year period beginning January 1, 2013, to phase out all trust preferred securities and cumulative preferred stock from inclusion in the Company’s Tier 1 capital. The minimum guideline for the ratio of Tier 1 capital to risk-weighted assets is 4%.

The risk-based capital rules state that the capital guidelines are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). The Federal Reserve may, therefore, set higher capital requirements for categories of banks (e.g., systemically important firms), or for an individual bank, as situations warrant. As discussed above, the Federal Reserve in fact expects large bank holding companies, such as the Company, and their depository institution subsidiaries to maintain regulatory capital ratios well in excess of these minimums.

Basel II

The U.S. Basel II final rule became effective on April 1, 2008. The Company, Centurion Bank and AEBFSB are required to commence calculating their risk-based capital ratios under the Basel II-based guidelines, while continuing to calculate risk-based capital ratios under the Basel I-based guidelines as a floor, by January 1, 2015, unless further extended by their respective regulators. The U.S. Basel II-based rules initially provided that “core” institutions like the Company would calculate their capital requirements only under the new Basel II-based requirements after completion of three transitional floor periods, which themselves commence after a satisfactory parallel-run period of no less than four consecutive calendar quarters during which the institution is required to confidentially report regulatory capital under both the Basel I- and Basel II-based regulations. We are required to commence the first transitional period no later than January 1, 2014, unless this time is further extended by the Federal Reserve, the FDIC and the OCC.

In response to a Dodd-Frank requirement, the U.S. banking agencies have amended their capital rules to provide that minimum capital as required under the Basel I-based rules will act as a floor for minimum capital requirements calculated in accordance with the U.S. Basel II-based rules. Accordingly, the transition for “core” institutions to calculations only under the U.S. Basel II-based rules is being eliminated.

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

Basel III

The Basel III final capital framework, among other things:

•	Introduces as a new capital measure “Common Equity Tier 1” (“CET1”), specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines

CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations

•	When fully phased in on January 1, 2019, requires banks to maintain:

–

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% (there is no comparable CET1 requirement under Basel I or II)

–

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation (the current requirement is 6.00% for a well capitalized bank)

–

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation (the current requirement is 10% for a well capitalized bank)

–

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter)

•

Provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, which would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%)

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets

•	4.5% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include the requirement that deferred tax assets dependent upon future taxable income, among others, be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The amount of these assets that is not deducted from CET1 will be risk weighted at 250%.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In November 2011, the Basel Committee supplemented Basel III by issuing final provisions applying a new CET1 surcharge to certain global systemically important banks (“G-SIBs”). In a companion release addressing progress on a variety of financial regulatory reforms relating to global systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions and indicated that it used the G-SIB surcharge methodology in creating the list. The Company was not included on the list and does not believe it would be considered a G-SIB.

As noted above, Dodd-Frank requires the federal banking agencies to adopt regulations affecting U.S. banking institutions’ capital requirements in a number of respects and mandates that the Federal Reserve adopt prudential requirements applicable to bank holding companies with $50 billion or more in consolidated assets that are more stringent than those applicable to other financial companies. As mentioned above, the Federal Reserve issued a notice of proposed rulemaking to implement many of the enhanced prudential standards for large bank holding companies, including those regarding risk-based capital requirements and leverage requirements. This notice indicated the Federal Reserve intends to address the enhanced risk-based capital and leverage standards through a “two-part” effort, the first part of which would require compliance with the capital plan provisions applicable to bank holding companies with $50 billion or more in consolidated assets discussed below under “Capital Planning.” The release noted that the second part will involve a quantitative risk-based capital surcharge for such large bank holding companies, or a subset thereof, and that the final capital surcharge will be consistent with the Basel Committee’s G-SIB surcharge proposal published in November 2011. However, the Federal Reserve has not yet issued a detailed proposal for implementation of a risk-based capital surcharge and has not indicated which banking organizations in the United States will be subject to the Basel III framework. Thus, the implications for the Company’s regulatory capital requirements of the amendments to Basel III announced in November 2011 are uncertain at this time. The regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

Liquidity Ratios under Basel III

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected through the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018.

The Federal Reserve’s proposed heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “Heightened Prudential Requirements for Large Bank Holding Companies.”

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and AEBFSB) that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to restrictions on the acceptance of brokered deposits including Certificate of Deposit Account Registry Service deposits. The majority of the Company’s outstanding U.S. retail deposits has been raised through third-party channels, and such deposits are considered brokered deposits for bank regulatory purposes. As part of our funding strategy, a majority of the deposits raised during 2011 were accepted directly from consumers through American Express Personal Savings, a suite of deposit products offered by AEBFSB. For a description of our deposit programs, see “Deposit Programs” under “U.S. Card Services — Consumer and Small Business Services” above and “Deposit Programs” on page 31 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Early Remediation Regime

Dodd-Frank requires the establishment of an “early remediation” regime for bank holding companies with $50 billion or more in consolidated assets, including the Company. In December 2011, the Federal Reserve issued a notice of proposed rulemaking that included a proposed early remediation system based in part on the prompt corrective action regime that currently applies to insured depository institutions under the FDIA. The proposed rule establishes increasingly severe remediation requirements with “forward-looking” triggers based on capital and leverage, stress test requirements, risk management, liquidity and publicly available market data. Because these rules are not yet final, their ultimate impact on us is not certain.

Capital Planning

Pursuant to a final rule published by the Federal Reserve in November 2011, beginning in 2012, bank holding companies with $50 billion or more in total consolidated assets, including the Company, are required to develop and maintain a so-called “capital plan,” and to submit the capital plan to the Federal Reserve for review.

The capital plan must cover a “planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan) and include the following components:

•

an assessment of the bank holding company’s expected uses and sources of capital over the planning horizon that accounts for the bank holding company’s size, complexity, risk profile and scope of operations, and under expected and stressful conditions according to scenarios developed by the bank holding company and the Federal Reserve;

•

a detailed description of the bank holding company’s process for assessing capital adequacy, including how it will, under expected and stressful conditions, maintain capital commensurate with its risks, above the minimum regulatory ratios, and to serve as a source of strength to its subsidiary depository institutions, and sufficient to continue operations by maintaining steady access to funding, meeting obligations to creditors and other counterparties and continuing to serve as a credit intermediary;

•	the bank holding company’s capital policy; and

•	a discussion of any expected changes to the bank holding company’s business.

Each capital plan must consider a minimum of four planning scenarios, including separate baseline and stressed scenarios developed by the bank holding company and the Federal Reserve. The stressed scenario developed by the Federal Reserve for the 2012 process is designed to represent an outcome that, in the opinion of the Federal Reserve, is unlikely, but could occur if the U.S. economy were to experience a deep recession while at the same time economic activity in other major economies were also to contract significantly. This scenario assumes, among other things, unemployment will rise to 13% in 2013, housing prices will decline by a further 20%, and the U.S. equity markets will decline by more than 50% as compared to levels in the third quarter of 2011.

A bank holding company’s board of directors, or a designated committee thereof, is required, at least annually, to review the “robustness” of the bank holding company’s process for assessing capital adequacy, ensure that any deficiencies are remedied and approve the capital plan.

In its review of the capital plan, the Federal Reserve will consider the plan’s comprehensiveness, the reasonableness of its assumptions and analysis, and the bank holding company’s methodologies for reviewing the robustness of the capital adequacy process and ability to maintain capital above minimum regulatory ratios under expected and stressful conditions throughout the planning horizon. Based on its review, the Federal Reserve will either object or not object to the capital plan. The Federal Reserve has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans for approval. Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the Federal Reserve.

The Federal Reserve has indicated that it intends to publish the results of its review of the portion of each bank holding company’s capital plan that relates to the stress scenario developed by the Federal Reserve. The information to be released will include, among other things, company-specific information about projected post-stress capital ratios and the minimum value of these ratios over the planning horizon.

Dividends

The Company and TRS, as well as Centurion Bank and AEBFSB, are limited by banking statutes, regulations and supervisory policy in their ability to pay dividends. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and AEBFSB, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Dividend payments by the Company and TRS to shareholders are subject to the oversight of the Federal Reserve. It is Federal Reserve policy that bank holding companies generally should pay dividends on common stock to common shareholders only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Increasingly, however, the Federal Reserve has limited dividend payments to less than 50% of earnings. Moreover, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve could prohibit a dividend by the Company or TRS that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Because the Company is a bank holding company with more than $50 billion in consolidated assets, its payment of dividends is subject to heightened regulatory requirements. The Company is required to include projected dividend payments in the capital plan required to be submitted to the Federal Reserve, discussed above under “Capital Planning.” In addition, under the Federal Reserve’s final rule relating to capital plans released in November 2011, the Company generally is required to obtain prior approval from the Federal Reserve before it can make capital distributions, including dividend payments, under any of the following circumstances (regardless of whether the distribution is part of a capital plan to which the Federal Reserve has not objected):

•	the Company will not meet a minimum regulatory capital ratio or a Tier 1 common equity ratio of at least 5% after giving effect to the capital distribution;

•

the Federal Reserve has notified the Company that it has determined that either (i) the capital distribution will result in a material adverse change to the Company’s capital or liquidity structure, or (ii) the Company’s earnings are materially underperforming projections;

•	the dollar amount of the capital distribution will exceed the projected distribution described in the Company’s approved capital plan; or

•

the capital distribution will occur after the occurrence of an event requiring the resubmission (other than pursuant to an objection) of the Company’s capital plan and before the Federal Reserve has acted on the resubmitted plan.

Such prior approval is not required for capital distributions made by bank holding companies with $50 billion or more in consolidated assets that are well capitalized, provided the capital distribution does not exceed one percent of such company’s Tier 1 capital, the Company provides the Federal Reserve with at least 15 calendar days’ notice of the proposed distribution, and the Federal Reserve does not object. The Federal Reserve has indicated that capital plans implying dividend payout ratios above 30% of projected after-tax net income will receive “particularly close scrutiny.”

In November 2010, the Federal Reserve issued “temporary” guidance that bank holding companies, such as the Company and TRS, should consult with the Federal Reserve before taking any actions that could result in a diminished capital base, including actions such as increasing dividends. In November 2011, the Federal Reserve announced that certain companies, including the Company, would continue to be subject to this temporary guidance until such time as the Federal Reserve has issued an objection or non-objection notice regarding the capital plan due in January 2012. On January 9, 2012, we submitted our Comprehensive Capital Plan and expect a response from the Federal Reserve by March 15, 2012.

The Federal Reserve will assess the Company’s capital adequacy based on capital plans submitted by the Company as discussed above under “Capital Planning.” A company that has not achieved Basel III capital requirements on a fully phased-in basis may have difficulty increasing dividends. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, we estimate that had the new rules (as currently proposed) been in place during the fourth quarter of 2011, the Company’s capital ratios under Basel III would have exceeded the minimum requirements. The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of our balance sheet as well as based on the U.S. implementation of the Basel III rules. Although we expect to meet the Basel III capital requirements, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

Transactions Between Centurion Bank or AEBFSB and Their Respective Affiliates

Certain transactions (including loans and credit extensions from Centurion Bank and AEBFSB) between Centurion Bank and AEBFSB, on the one hand, and their affiliates (including the Company, TRS and their non-bank subsidiaries), on the other hand, are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and Federal Reserve regulation. Effective July 21, 2012, Dodd-Frank significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. Transactions subject to these restrictions are generally required to be made on an arms-length basis. These restrictions generally do not apply to transactions between a depository institution and its subsidiaries.

FDIC Insurance Assessments

Centurion Bank and AEBFSB accept deposits and those deposits are insured by the FDIC up to the applicable limits. The FDIC’s deposit insurance fund (“Deposit Insurance Fund”) is funded by assessments on insured depository institutions. As part of its efforts to rebuild the Deposit Insurance Fund, the FDIC required insured depository institutions, including Centurion Bank and AEBFSB, to prepay their estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009.

Prior to Dodd-Frank, assessments were based on an institution’s risk category and amount of insured deposits. Dodd-Frank required the FDIC to amend its regulations to base insurance assessments on the average consolidated total assets less the average tangible equity of the insured depository institution during the assessment period (the “new assessment base”). The FDIC rule implementing the new assessment base and changing the assessment rate calculation for large insured depository institutions, including Centurion Bank and AEBFSB, became effective April 1, 2011. The new assessment rate calculations are subject to adjustments based upon the insured depository institution’s ratio of (1) long-term unsecured debt to the new assessment base, (2) long-term unsecured debt issued by another insured depository institution to the new assessment base and (3) brokered deposits to the new assessment base. The adjustments for brokered deposits to the new assessment base do not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The rules permit the FDIC to impose additional discretionary assessment rate adjustments. These changes, and any future changes to deposit insurance assessments, could have an adverse effect on our results of operations and financial condition.

Dodd-Frank also requires the FDIC to increase the reserve ratio for the Deposit Insurance Fund from 1.15 percent to reach a minimum of 1.35 percent of estimated insured deposits by September 30, 2020. On December 20, 2010, the FDIC issued a final rule setting the increased reserve ratio at 2 percent. This increase will result in increased costs for Centurion Bank and AEBFSB. In addition, Dodd-Frank eliminated the ceiling (1.5 percent of insured deposits) on the size of the Deposit Insurance Fund and made the payment of dividends from the Deposit Insurance Fund by the FDIC discretionary.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at either of our insured depository institution subsidiaries.

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

In addition, under federal law, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against the institution, including claims of debt holders of the institution and depositors in non-U.S. offices, in the liquidation or other resolution of the institution by a receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of Centurion Bank or AEBFSB, the debt holders and depositors in non-U.S. offices would be treated differently from, and could receive substantially less, if anything, than the depositors in U.S. offices of the depository institution.

Orderly Liquidation Authority under Dodd-Frank

Dodd-Frank creates Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the Treasury Secretary may appoint the FDIC as receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination by the Treasury Secretary must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation by the Treasury Secretary with the President. OLA is similar to the FDIC resolution model for depository institutions (including the very broad powers granted to the FDIC as receiver), with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an OLA proceeding as compared to disparities that would exist in the resolution by the FDIC of an insured depository institution.

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

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires an institution’s primary federal regulator, as part of the examination process, to assess the institution’s record in meeting its obligations under the CRA, and also to take such assessment into account in evaluating merger and acquisition proposals and applications to open or relocate a branch office. In the case of a bank holding company, such as the Company and TRS, applying for approval to acquire a bank or bank holding company, the Federal Reserve will assess the record of each subsidiary depository institution of the applicant bank holding company in considering the application. In addition, as discussed previously, the failure of the Company’s subsidiary depository institutions to maintain satisfactory CRA ratings could result in restrictions on the Company’s and TRS’ ability to engage in activities in reliance on financial holding company authority.

Privacy, Fair Credit Reporting

We use information about our customers to develop and make available relevant, personalized products and services. Customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information. Regulatory and legislative activity in the areas of privacy, data protection and information security continues to increase worldwide, spurred by advancements in technology, broad use of the Internet and related concerns about the rapid and widespread collection, dissemination and use of personal information, and highly publicized security breaches and cybersecurity incidents. Our regulatory examiners are increasingly focused on ensuring that our privacy, data protection and information security/access control policies and practices are adequate to inform our customers of our data collection and use practices and to protect their personal data.

As part of our efforts to enhance payment account data security, in 2006, we and several other payment card networks formed the PCI SSC, an independent standards-setting organization, to manage the evolution of the Payment Card Industry Data Security Standard, which helps organizations that process card payments prevent credit/charge card security breaches and fraud through increased controls around data and its exposure to compromise.

The Gramm-Leach-Bliley Act (“GLBA”) became effective on July 1, 2001. The GLBA requires consumer notice of a financial institution’s privacy policies and practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions). The GLBA does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state’s Financial Information Privacy Act, which requires (with limited exceptions) “opt-in” consent from customers before their data may be disclosed to nonaffiliated third parties. We are also subject to the GLBA’s requirements to safeguard customer information, and to a growing number of U.S. state laws (including in Massachusetts and Nevada) that impose broad-ranging data security obligations regarding the protection of customer and employee data.

In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the “Data Protection Directive”), which obligates the controller of an individual’s personal data to, among other things, take the necessary technical and organizational steps to protect personal data. Compliance with these various laws could result in higher technology, administrative and other costs for the Company. In July 2010, we submitted for review by relevant European data protection authorities our draft binding corporate rules (“BCR”) for processing of data within the American Express group and submitted further documentation with regard to the BCR applications during 2011. Our BCR applications remain under review by the relevant authorities, and if and when approved, the BCRs will enable a more efficient basis on which to transfer personal data within our group.

During 2010, the European Commission announced an upcoming reform of the Data Protection Directive. In December 2011, the European Commission circulated preliminary drafts of documents, including a General Data Protection Regulation, that potentially may form the future basis of the European Union’s data protection framework and that, if enacted, may affect parties, such as the Company, that collect and/or process the personal data of residents of Member States and may result in additional compliance requirements and costs. The preliminary draft General Data Protection Regulation proposes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to data subjects and supervisory authorities, applying uniformly across sectors and across the European Union and proposes significant fines for non-compliance with the proposed regulation’s requirements. It is currently expected that the European Commission’s proposal will be formally released during 2012.

Various U.S. federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted security breach notification laws and regulations, requiring varying levels of consumer, regulator and/or law enforcement notification in certain circumstances in the event of a data security breach. Data breach notification laws are also becoming more prevalent in other parts of the world where we operate, including Japan, South Korea, Taiwan, Mexico and Germany. In many countries that have yet to impose data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary breach notification and discourage data breaches.

We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws, rules and regulations and our internal data protection policies, including taking steps to reduce the potential for identity theft or other fraud, while seeking to collect and use data properly to achieve our business objectives. We also have undertaken measures to assess the level of access to customer data by our employees and our partners and service providers and to ensure that such access is limited to the level necessary to perform their job or function for the Company.

The FCRA regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. Among other things, FCRA places restrictions (with limited exceptions) on the sharing and use of certain personal financial and creditworthiness information of our customers with and by our affiliates.

The FCRA was significantly amended by the enactment in December 2003 of the FACT Act. The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In November 2007, the federal banking agencies issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rules by October 1, 2008. We have implemented various mechanisms to allow our customers to opt out of affiliate sharing and of marketing by the Company and our affiliates, and we continue to review and enhance these mechanisms to ensure compliance with applicable law and a favorable customer experience.

The FACT Act further amended the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. The federal banking agencies and the Federal Trade Commission (“FTC”) published a final rule in November 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by the federal banking agencies originally were required to comply with the rule by November 1, 2008, but the FTC suspended enforcement of its rule through December 31, 2010 pending legislation to clarify the law’s scope. On December 18, 2010, the President signed the Red Flag Program Clarification Act of 2010 into law. Our internal policies and standards, as well as our enterprise-wide data security and fraud prevention programs, are designed to comply with the new identity theft requirements.

The FACT Act also imposes duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The federal banking regulatory agencies and the FTC have issued rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. The federal bank regulatory agencies and the FTC have issued rules that specify the circumstances under which “risk-based pricing” notices must be provided to customers and the content, format and timing of such notices. Since July 21, 2011, Dodd-Frank requires the addition of certain information about credit scores to “risk-based pricing” notices and to adverse action notices otherwise required by the FCRA. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

The CARD Act

We are subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009. The CARD Act regulates credit card billing practices, pricing, disclosure and other practices. Among other things, the CARD Act and related regulations prohibit issuers from treating a payment as late for any purpose, including imposing a penalty interest rate or late fee, unless a consumer has been provided a “reasonable amount of time” to make the payment. It also requires issuers to apply payment amounts in excess of the minimum payment first to the balance with the highest APR and then to balances with lower APRs. In addition, the CARD Act prohibits an issuer from increasing the APR on outstanding balances, except in limited circumstances such as when a promotional rate expires, a variable rate adjusts, or an account is seriously delinquent or completes a workout arrangement. The CARD Act also requires that penalty fees be reasonable and proportional.

The CARD Act also requires issuers to maintain reasonable written policies to consider a consumer’s income or assets and current obligations prior to opening an account or increasing a credit line. In addition, applicants for new accounts who are under the age of 21 must demonstrate an independent ability to make the required minimum periodic payments. On March 18, 2011, the Federal Reserve issued clarifications to its rules implementing the CARD Act, which include a requirement that applicants who are 21 and over must also demonstrate an independent ability to make the required monthly minimum payments. Issuers are not permitted to consider household income or assets, but only the individual income or assets of the applicant. This rule may decrease the number of applications for our Cards that are approved for applicants who do not have sufficient individual income, even though their household income may be sufficient for approval.

The CARD Act requires issuers to periodically reevaluate APR increases to determine if a decrease is appropriate. The obligation to periodically reevaluate APR increases commenced in February 2011 and is ongoing. It is uncertain how these provisions will be interpreted by the CFPB. Therefore, these provisions could have a significant impact on our results of operations.

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

We have made changes to Card product terms and practices that are designed to comply with the CARD Act. Although we believe we have taken steps to mitigate the impact of the CARD Act on our revenues, some uncertainty remains regarding the impact of certain provisions (such as the requirement to periodically reevaluate APR increases). The CARD Act may constrain our ability to respond to economic, market and other conditions in the future, which could have a material adverse effect on our results of operations.

Anti-Money Laundering Compliance

American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements is derived from the Bank Secrecy Act, as it has been amended by the Patriot Act. In Europe, AML requirements are largely the result of countries transposing the 3rd European Union Money Laundering Directive (and preceding EU Money Laundering Directives) into local laws and regulations. Numerous other countries, such as Australia, Canada and Mexico, have also recently enacted new or enhanced AML legislation and promulgated revised AML regulations applicable to American Express.

The underpinnings of these laws and regulations are the efforts of each government to prevent the financial system from being used by criminals to hide their illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, these laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting and enhanced information gathering and recordkeeping requirements.

American Express has established and continues to maintain a Global Anti-Money Laundering Policy, designed to ensure that, at a minimum, American Express and all of its businesses are in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives. The American Express Global Anti-Money Laundering Policy requires that each American Express business maintains a compliance program that provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the customer relationship. The Global Anti-Money Laundering Policy is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and reporting suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations. In addition, the American Express Global Anti-Money Laundering Policy requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the Global Anti-Money Laundering Policy is in compliance with all applicable laws and regulations.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC rules. The OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. In June 2010, the Federal Reserve, the OCC, the FDIC and the OTS jointly issued final guidance on sound incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies, such as the Company, as well as all insured depository institutions, including Centurion Bank and AEBFSB. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices of a banking institution that are identified by the Federal Reserve or other bank regulatory agencies in connection with its review of such organization’s compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Additionally, on February 7, 2011, the FDIC approved a notice of proposed rulemaking pursuant to Dodd-Frank on incentive-based compensation practices. The proposed rule is to be a joint rulemaking by the Federal Reserve, the OCC, the FDIC, the OTS, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration, and each must independently approve the proposed rule before it is published for comment. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more (such as the Company, Centurion Bank and AEBFSB) would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by offering “excessive” compensation or compensation that could lead the company to material financial loss. All covered institutions would be required to provide federal regulators with additional disclosures to determine compliance with the proposed rule and also to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as the Company, the proposed rule requires that at least 50% of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. Moreover, the board of directors of a covered institution with at least $50 billion in total consolidated assets must identify employees who have authority to expose an institution to substantial risk, evaluate and document the incentive-based compensation methods used to balance risk and financial rewards for the identified employees, and approve incentive-based compensation arrangements for those employees after appropriately considering other available methods for balancing risk and financial rewards. The form and timing of any final rule cannot be determined at this time.

Our compensation practices are also affected by Dodd-Frank amendments to the Securities Exchange Act of 1934 (the “Exchange Act”) requiring a non-binding “say-on-pay” vote to be provided at least once every three years at a shareholders’ meeting and a non-binding shareholder vote to be provided at least once every six years to determine the frequency of say-on-pay votes. These votes must be provided at meetings of shareholders occurring after January 21, 2011. At our May 2, 2011 annual meeting, our shareholders approved an annual say-on-pay vote. In addition, Dodd-Frank requires proxy statement disclosure of compensation arrangements requiring payments to named executive officers upon a change in control (“golden parachutes”) if shareholders are voting on a merger or similar transaction, as well as a separate non-binding vote to approve golden parachute compensation arrangements that had not previously been subject to a say-on-pay vote.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect the ability of American Express and its subsidiaries to hire, retain and motivate its and their key employees.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA prohibits improper payments to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The anti-corruption provisions of the FCPA are enforced by DOJ. The FCPA also requires us to strictly comply with certain accounting and internal controls standards, which are enforced by the SEC. In recent years, DOJ and SEC enforcement of the FCPA has become more intense. The UK Bribery Act, which took effect in July 2011, also prohibits commercial bribery, the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure to comply with the FCPA, the UK Bribery Act and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. The risk may be greater when we transact business, whether through subsidiaries or joint ventures or other partnerships, in countries with higher perceived levels of corruption. We have risk-based policies and procedures designed to detect and deter prohibited practices, provide specialized training, monitor our operations and payments, and investigate allegations of improprieties relating to transactions and the manner in which transactions are recorded. However, if our employees, contractors or agents fail to comply with applicable laws governing our international operations, the Company, as well as individual employees, may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements, which you can find on pages 101-103 of our 2011 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of Card bills by Cardmembers who are billed in a currency other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Cardmembers’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management — Market Risk Management Process” on pages 36-37 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

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

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements, which appears on pages 101-103 of our 2011 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 24, 2012. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, International Consumer and Global Network Services

Mr. Buckminster (51) has been President, International Consumer and Global Network Services since February 2012. He has been President, International Consumer and Small Business Services of the Company since November 2009. Prior thereto he had been Executive Vice President, International Consumer Products and Marketing since July 2002.

JAMES BUSH —	Executive Vice President, World Service

Mr. Bush (53) has been Executive Vice President, World Service since October 2009. Prior thereto, he served as Executive Vice President, U.S. Service Delivery Network since June 2005. Prior thereto, he served as Regional President for the Japan, Asia/Pacific, Australia (JAPA) region since September 2001.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer

Mr. Chenault (60) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

KEVIN COX —	Executive Vice President, Human Resources

Mr. Cox (47) has been Executive Vice President, Human Resources of the Company since April 2005.

EDWARD P. GILLIGAN —	Vice Chairman

Mr. Gilligan (52) has been Vice Chairman of the Company and head of the Company’s Global Consumer and Small Business Card Issuing, Network and Merchant businesses since October 2009. Prior thereto, he had been Vice Chairman of the Company and head of the Company’s Global Business to Business Group since July 2007. Prior thereto, he had been Group President, American Express International & Global Corporate Services since July 2005.

WILLIAM H. GLENN —	President, Global Corporate Payments and Business Travel

Mr. Glenn (54) has been President, Global Corporate Payments and Business Travel since November 2011. Prior thereto, he had been President, Global Merchant Services since June 2007. Prior thereto, he had been President of Merchant Services North America and Global Merchant Network Group since September 2002.

ASH GUPTA —	Chief Risk Officer and President, Risk and Information Management

Mr. Gupta (58) has been President of Risk and Information Management and Chief Risk Officer since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES —	Executive Vice President and Chief Marketing Officer

Mr. Hayes (57) has been Executive Vice President since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY —	Executive Vice President and Chief Financial Officer

Mr. Henry (62) has been Executive Vice President and Chief Financial Officer of the Company since October 2007. Since February 2007, Mr. Henry had been serving as Executive Vice President and Acting Chief Financial Officer of the Company. Prior thereto, he had been Executive Vice President and Chief Financial Officer, U.S. Consumer, Small Business and Merchant Services since October 2005 and Executive Vice President and Chief Financial Officer, U.S. Consumer and Small Business Services since August 2000.

LOUISE M. PARENT —	Executive Vice President and General Counsel

Ms. Parent (61) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK —	Executive Vice President, Corporate and External Affairs

Mr. Schick (65) has been Executive Vice President, Corporate and External Affairs since March 1993.

DANIEL H. SCHULMAN —	Group President, Enterprise Growth

Mr. Schulman (54) has been Group President, Enterprise Growth since August 2010. Mr. Schulman joined American Express from Sprint Nextel Corporation, where he served as President of the Prepaid group from 2009 until August 2010. Before joining Sprint, Mr. Schulman was the founding CEO of Virgin Mobile USA, a mobile virtual operator, acquired by Sprint in 2009. Prior to that he was CEO of priceline.com and spent the early part of his career with AT&T, where he ultimately led the company’s consumer long distance business.

JOSHUA G. SILVERMAN —	President, U.S. Consumer Services

Mr. Silverman (43) has been President, U.S. Consumer Services since July 2011. Before joining American Express, Mr. Silverman served as Executive in Residence for Greylock Ventures, a venture capital firm, from October 2010 until June 2011. Mr. Silverman was the Chief Executive Officer of Skype from 2008 until October 2010. Prior to that he was a senior executive at eBay from 2003 until 2008 and was Chief Executive Officer and co-founder of Evite, the social event planning site, which he ran until it was sold to IAC in 2001.

STEPHEN J. SQUERI —	Group President, Global Corporate Services

Mr. Squeri (52) has been Group President, Global Corporate Services since November 2011. Prior thereto, he had been Group President, Global Services, since October 2009. From May 2005 to October 2009, he served as Executive Vice President and Chief Information Officer for the Company. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for the Company. Prior thereto, he had been President, Global Commercial Card since February 2002.

ANRÉ WILLIAMS —	President, Global Merchant Services

Mr. Williams (46) has been President of Global Merchant Services since November 2011. Prior thereto, he had been President of Global Corporate Payments since June 2007. Prior thereto, he had been Executive Vice President of U.S. Commercial Card from January 2004 through May 2007 and Senior Vice President of U.S. Middle Market within the Commercial Card business from February 2002 through December 2003.

EMPLOYEES

We had approximately 62,500 employees on December 31, 2011.

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2011 Annual Report to Shareholders, which information is incorporated herein by reference (“Annual Report”). This information excludes discontinued operations unless otherwise noted.

Upon adoption of new GAAP governing consolidations and variable interest entities (“VIEs”), the Company was required to change its accounting for the American Express Credit Account Master Trust (the “Lending Trust”), a previously unconsolidated VIE, which is now consolidated. As a result, beginning January 1, 2010, the securitized cardmember loans and related debt securities issued to third parties by the Lending Trust are included on the Company’s Consolidated Balance Sheet. The Company continues to consolidate the American Express Issuance Trust (the “Charge Trust”). This change in accounting affected the information disclosed in Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differentials; Changes in Net Interest Income – Volume and Rate Analysis; Loans and Cardmember Receivable Portfolios; Cardmember Loans and Cardmember Receivable Concentrations; Analysis of the Allowance for Loan Losses; and Allocation of Allowance for Losses. Results for 2009 and prior periods have not been revised for the changes in accounting for the Lending Trust. Refer to Note 1 “Summary of Significant Accounting Policies” on page 59 and Note 7 “Asset Securitizations” on page 74 of the Annual Report for further discussion.

Certain other reclassifications of prior period amounts have been made to conform to the current presentation. These other reclassifications did not have an impact on the Company’s financial position or results of operations.

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

	2011			2010			2009
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield

Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$18,773	$49	0.3%	$16,276	$40	0.2%	$7,090	$13	0.2%
Non-U.S.	2,242	30	1.3	2,203	23	1.0	1,724	28	1.6
Federal funds sold and securities purchased under agreements to resell
U.S.	-	-	-	-	-	-	-	-	-
Non-U.S.	436	19	4.4	309	12	3.9	123	6	4.9
Short-term investment securities
U.S.	406	-	-	1,214	2	0.2	10,523	28	0.3
Non-U.S.	138	3	2.2	349	1	0.3	195	1	0.5
Cardmember loans (c) (d) (e)
U.S.	50,512	5,243	10.4	47,700	5,407	11.3	26,114	2,984	11.4
Non-U.S.	8,622	1,265	14.7	8,419	1,356	16.1	8,696	1,446	16.6
Other loans
U.S.	66	3	4.5	41	3	7.3	140	3	2.1
Non-U.S.	341	26	7.6	410	18	4.4	527	38	7.2
Taxable investment securities (f) (g)
U.S.	4,191	50	1.2	11,225	137	1.2	13,198	457	3.5
Non-U.S.	203	11	5.6	247	13	5.3	285	18	6.0
Non-taxable investment securities (g)
U.S.	5,225	228	6.5	5,999	252	6.3	5,989	286	6.8
Other assets (h)
Primarily U.S.	500	34	n.m.	523	28	n.m.	485	23	n.m.

Total interest-earning assets (i)	$91,655	$6,961	7.7%	$94,915	$7,292	7.8%	$75,089	$5,331	7.3%

U.S.	79,673	5,607		82,978	5,869		63,539	3,794
Non-U.S.	11,982	1,354		11,937	1,423		11,550	1,537

	2011	2010	2009
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)

Non-interest-earning assets
Cash and due from banks (j)
U.S.	$1,742	$1,778	$1,063
Non-U.S.	717	640	429
Cardmember receivables, net
U.S.	19,741	18,045	17,056
Non-U.S.	19,039	16,253	13,812
Other receivables, net
U.S.	1,921	1,825	2,149
Non-U.S.	1,541	1,227	1,249
Reserves for cardmember and other loans losses
U.S.	(2,308)	(3,696)	(2,556)
Non-U.S.	(366)	(612)	(564)
Other assets (k)
U.S.	11,665	11,900	12,288
Non-U.S.	2,828	1,907	2,131

Total non-interest-earning assets	56,520	49,267	47,057

U.S.	32,761	29,852	30,000
Non-U.S.	23,759	19,415	17,057
Assets of discontinued operations	-	-	75

Total assets	$148,175	$144,182	$122,221

U.S.	112,434	112,830	93,539
Non-U.S.	35,741	31,352	28,607
Assets of discontinued operations	-	-	75

Percentage of total average assets attributable to non-U.S. activities	24.1%	21.7%	23.4%

(a)	Averages based on month end balances, except reserves for cardmember and other receivables/loans, which are based on quarter end averages.

(b)	Amounts include (i) average interest-bearing restricted cash balances of $851 million, $1,570 million and $417 million for 2011, 2010 and 2009, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)	The increase in U.S. cardmember loans between 2009 and 2010 was due to the adoption of new GAAP, as discussed on page 60.

(d)	Card fees related to cardmember loans included in interest income were $158 million, $115 million and $107 million in U.S. and $107 million, $105 million and $79 million in non-U.S. for 2011, 2010 and 2009, respectively.

(e)	Average non-accrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $517 million, $839 million and $554 million in U.S. as well as $7 million, $11 million and $15 million in non-U.S. for 2011, 2010 and 2009, respectively.

(f)	The decrease in taxable investment securities between 2009 and 2010 was due to the adoption of new GAAP, as discussed on page 60.

(g)	Average yields for available-for-sale investment securities have been calculated using total amortized cost balances and do not include changes in fair value recorded in other comprehensive (loss) income. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

(h)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful.

(i)	The average yield on total interest-earning assets is adjusted for the impacts of items mentioned in (e) above.

(j)	In the first quarter of 2011, the Company reclassified $353 million, reducing both cash and cash due from banks, and other liabilities, on the December 31, 2010 Consolidated Balance Sheet from amounts previously reported to correct for the effect of a misclassification, as described in Note 1 “Summary of Significant Accounting Policies” on page 59 of the Annual Report.

(k)	Includes premises and equipment, net of accumulated depreciation.

	2011			2010			2009
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.	$32,168	$505	1.6%	$27,373	$522	1.9%	$19,638	$393	2.0%
Non-U.S.	672	23	3.4	693	24	3.5	798	32	4.0
Federal funds purchased and securities sold under agreements to repurchase
U.S.	-	-	-	-	-	-	48	-	-
Non-U.S.	-	-	-	-	-	-	-	-	-
Short-term borrowings (b)
U.S.	1,307	4	0.3	1,066	4	0.4	2,145	31	1.4
Non-U.S.	2,087	9	0.4	1,066	-	-	801	6	0.7
Long-term debt (b) (c)
U.S.	60,113	1,768	3.0	66,121	1,811	2.8	54,032	1,658	3.1
Non-U.S.	2,085	(2)	4.2	2,202	40	4.5	1,463	55	5.2
Other liabilities (d)
Primarily U.S.	300	13	n.m.	292	22	n.m.	284	32	n.m.

Total interest-bearing liabilities	$98,732	$2,320	2.3%	$98,813	$2,423	2.5%	$79,209	$2,207	2.8%

U.S.	93,888	2,290		94,852	2,359		76,147	2,114
Non-U.S.	4,844	30		3,961	64		3,062	93
Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	5,034			5,272			5,623
Non-U.S.	195			254			330
Accounts payable
U.S.	6,485			6,666			5,854
Non-U.S.	3,866			3,757			3,146
Other liabilities (e)
U.S.	11,667			10,935			10,298
Non-U.S.	4,352			3,732			3,130

Total non-interest-bearing liabilities	31,599			30,616			28,381

U.S.	23,186			22,873			21,775
Non-U.S.	8,413			7,743			6,606
Liabilities of discontinued operations	-			-			61

Total liabilities	130,331			129,429			107,651

U.S.	117,074			117,725			97,922
Non-U.S.	13,257			11,704			9,668
Liabilities of discontinued operations	-			-			61

Total shareholders’ equity	17,844			14,753			14,570

Total liabilities and shareholders’ equity	$148,175			$144,182			$122,221

Percentage of total average liabilities attributable to non-U.S. activities	10.2%			9.0%			9.0%
Interest rate spread			5.4%			5.3%			4.5%

Net interest income and net average yield on interest-earning assets (f)		$4,641	5.2%		$4,869	5.3%		$3,124	4.3%

(a)	Averages based on month end balances.

(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument. For long-term debt, interest expense also includes income earned on forward points related to the Company’s foreign exchange swaps. This income was $41 million, $33 million and $14 million in the U.S. and $89 million, $60 million and $21 million for non-U.S. entities during 2011, 2010 and 2009, respectively. The average rates presented exclude the effects of forward points.

(c)	The increase in long-term debt between 2009 and 2010 was due to the adoption of new GAAP, as discussed on page 60.

(d)	Amounts include (i) average deferred compensation liability balances which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful.

(e)	In the first quarter of 2011, the Company reclassified $353 million, reducing both cash and cash due from banks, and other liabilities, on the December 31, 2010 Consolidated Balance Sheet from amounts previously reported to correct for the effect of a misclassification, as further described in Note 1 “Summary of Significant Accounting Policies” on page 59 of the Annual Report.
(f)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in note (g) on page 61.

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

	2011 Versus 2010			2010 Versus 2009
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$6	$3	$9	$17	$10	$27
Non-U.S.	-	7	7	8	(13)	(5)
Securities purchased under agreements to resell
Non-U.S.	5	2	7	9	(3)	6
Short-term investment securities
U.S.	(1)	(1)	(2)	(25)	(1)	(26)
Non-U.S.	(1)	3	2	1	(1)	-
Cardmember loans
U.S.	319	(483)	(164)	2,467	(44)	2,423
Non-U.S.	33	(124)	(91)	(46)	(44)	(90)
Other loans
U.S.	2	(2)	-	(2)	2	-
Non-U.S.	(3)	11	8	(8)	(12)	(20)
Taxable investment securities
U.S.	(86)	(1)	(87)	(70)	(250)	(320)
Non-U.S.	(3)	1	(2)	(4)	(1)	(5)
Non-taxable investment securities
U.S.	(30)	6	(24)	(12)	(22)	(34)
Other assets
Primarily U.S.	(1)	7	6	2	3	5

Change in interest income	240	(571)	(331)	2,337	(376)	1,961

Interest-bearing liabilities
Customer deposits
U.S.	91	(108)	(17)	155	(26)	129
Non-U.S.	(1)	-	(1)	(4)	(4)	(8)
Short-term borrowings
U.S.	1	(1)	-	(16)	(11)	(27)
Non-U.S.	-	9	9	2	(8)	(6)
Long-term debt(b)
U.S.	(168)	133	(35)	374	(202)	172
Non-U.S.	(5)	(8)	(13)	38	(14)	24
Other liabilities
Primarily U.S.	1	(10)	(9)	1	(11)	(10)

Change in interest expense	(81)	15	(66)	550	(276)	274

Change in net interest income	$321	$(586)	$(265)	$1,787	$(100)	$1,687

(a)	Refer to the notes on pages 61 and 62 for additional information.

(b)	Long-term debt volume and rate analysis does not include the impact of income earned on forward points related to the Company’s foreign exchange swaps. Refer to page 62 sub-footnote (b) for further details.

INVESTMENT SECURITIES PORTFOLIO

The following table presents the fair value of the Company’s available-for-sale investment securities portfolio. Refer to Note 6 “Investment Securities” on page 72 in the Annual Report for additional information.

December 31, (Millions)	2011	2010	2009
State and municipal obligations	$4,999	$5,797	$6,250
U.S. Government agency obligations	354	3,413	6,745
U.S. Government treasury obligations	340	2,456	5,566
Corporate debt securities	632	1,445	1,335
Retained subordinated securities (a)	-	-	3,599
Mortgage-backed securities	278	276	180
Equity securities	360	475	530
Foreign government bonds and obligations	130	99	92
Other	54	49	40

Total available-for-sale securities	$7,147	$14,010	$24,337

(a)	As a result of the adoption of new GAAP, as discussed on page 60, the Company no longer presents the retained subordinated securities within its Consolidated Financial Statements in periods subsequent to 2009.

The following table presents an analysis of remaining contractual maturities and weighted average yields for available-for-sale investment securities. Yields on tax-exempt obligations have been computed on a tax-equivalent basis as discussed earlier.

December 31, (Millions, except percentages)	2011
	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
State and municipal obligations (a)	$6	$58	$171	$4,764	$4,999
U.S. Government agency obligations	352	-	-	2	354
U.S. Government treasury obligations	4	315	8	13	340
Corporate debt securities	562	30	40	-	632
Mortgage-backed securities (a)	-	2	-	276	278
Foreign government bonds and obligations	59	24	8	39	130

Total fair value (b)	$983	$429	$227	$5,094	$6,733

Weighted average yield (c)	2.39%	1.67%	6.71%	6.51%	5.61%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
(b)	Excludes equity securities and other securities included in the prior table above as these are not debt securities with contractual maturities.
(c)	Average yields for available-for-sale investment securities have been calculated using the effective yield on the date of purchase.

As of December 31, 2011, no investments exceeded 10 percent of shareholders’ equity.

LOANS AND CARDMEMBER RECEIVABLES PORTFOLIOS

The following table presents gross loans, net of unearned income, and gross cardmember receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Allowance for losses is presented beginning on page 70. Refer to Note 4 “Accounts Receivable and Loans” on page 65 and Note 5 “Reserve for Losses” on page 70 in the Annual Report for additional information.

December 31, (Millions)	2011	2010	2009	2008	2007
Loans
U.S. loans
Cardmember (a) (b)	$53,850	$51,738	$23,699	$32,921	$43,253
Other (c)	108	44	46	144	91
Non-U.S. loans
Cardmember (b)	8,771	9,112	9,073	9,290	11,155
Other (c)	329	392	487	913	716

Total loans	$63,058	$61,286	$33,305	$43,268	$55,215

Cardmember receivables
U.S. cardmember receivables
Consumer (d)	20,645	19,155	17,750	17,822	21,418
Commercial (e)	7,495	6,439	5,587	5,269	6,261
Non-U.S. cardmember receivables
Consumer (d)	7,412	6,852	6,149	5,769	7,243
Commercial (e)	5,338	4,820	4,257	4,128	5,150

Total cardmember receivables	$40,890	$37,266	$33,743	$32,988	$40,072

(a)	The increase in U.S. cardmember loans between 2009 and 2010 was due to the adoption of new GAAP, as discussed on page 60.
(b)	Represents loans to individual and small business consumers.
(c)	Other loans at December 31, 2011, 2010, 2009 and 2008 primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network, and small business loans associated with the acquisition of Corporate Payment Services. Other loans at December 31, 2008, also included a loan to an affiliate in discontinued operations. 2007 primarily represents small business installment loans.
(d)	Represents receivables from individual and small business charge card consumers.
(e)	Represents receivables from corporate charge card clients.

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

The following table presents contractual maturities of loans and cardmember receivables by customer type and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2011
	Within 1 year (a) (b)	1-5 years (b) (c)	After 5 years (c)	Total
Loans
U.S. loans
Cardmember	$53,697	$153	$-	$53,850
Other	48	9	51	108
Non-U.S. loans
Cardmember	8,764	3	4	8,771
Other	301	20	8	329

Total loans	$62,810	$185	$63	$63,058

Loans due after one year at fixed interest rates		$185	$63	$248
Loans due after one year at variable interest rates		-	-	-

Total loans		$185	$63	$248

Cardmember receivables
U.S. cardmember receivables
Consumer	$20,622	$23	$-	$20,645
Commercial	7,495	-	-	7,495
Non-U.S. cardmember receivables
Consumer	7,412	-	-	7,412
Commercial	5,338	-	-	5,338

Total cardmember receivables	$40,867	$23	$-	$40,890

(a)	Cardmember loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s cardmembers will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2011.
(b)	Cardmember receivables are immediately due upon receipt of cardmember statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for cardmembers that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.
(c)	Cardmember and other loans due after one year primarily represent installment loans and approximately $160 million of TDRs.

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

December 31, (Millions)	2011 (a)
Individuals	$90,648
Commercial (b)	$12,863

Total on-balance sheet	$103,511

Unused lines of credit-individuals (c)	$238,355

(a)	Refer to Note 22 “Significant Credit Concentrations” on page 97 in the Annual Report for additional information on concentrations, including exposure to the airline industry, and for a discussion of how the Company manages concentration exposures. Certain distinctions between categories require management judgment.

(b)	Includes corporate charge card receivables of $725 million from financial institutions, $21 million from U.S. Government agencies and $12 billion from other corporate institutions.
(c)	Because charge card products have no preset spending limit, the associated credit limit on cardmember receivables is not quantifiable. Therefore, the quantified unused line-of-credit amounts only include the approximate credit line available on cardmember loans.

RISK ELEMENTS

The following table presents the amounts of non-performing loans and cardmember receivables that are either non-accrual, past due, or restructured, segregated between U.S. and non-U.S. borrowers. Past due loans are loans that are contractually past due 90 days or more as to principal or interest payments. Restructured loans and cardmember receivables are those that meet the definition of TDR.

December 31, (Millions)	2011 (a)	2010 (a)	2009	2008	2007
Loans
Non-accrual loans (b)
U.S.	$529	$628	$480	$8	$8
Non-U.S.	9	12	14	6	5

Total non-accrual loans	538	640	494	14	13

Loans contractually 90 days past-due and still accruing interest
U.S.	64	90	102	692	558
Non-U.S.	70	99	151	166	149

Total loans contractually 90 days past-due and still accruing interest	134	189	253	858	707

Restructured loans (c)
U.S.	736	1,076	706	403	47
Non-U.S.	8	11	15	24	41

Total restructured loans	744	1,087	721	427	88

Total non-performing loans	$1,416	$1,916	$1,468	$1,299	$808

Cardmember receivables
Restructured cardmember receivables (c)
U.S.	174	114	94	141	4

Total restructured cardmember receivables	$174	$114	$94	$141	$4

(a)	The increase in non-performing loans between 2009 and 2010 was due to the adoption of new GAAP, as discussed on page 60. As a result of these changes, amounts as of December 31, 2011 and 2010 include impaired loans and receivables for both the Charge Trust and Lending Trust; correspondingly, 2009 and prior period amounts only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust.

(b)	The Company’s policy is generally to cease accruing interest income once a related cardmember loan is 180 days past due at which time the cardmember loan is written off. The Company establishes loan loss reserves for estimated uncollectible interest receivable balances prior to write-off. For the U.S., as of December 31, 2009, these amounts primarily include certain cardmember loans placed with outside collection agencies.

(c)	Represents modification programs classified as TDRs, wherein the terms of a loan or receivable have been modified for cardmembers that are experiencing financial difficulties and a concession has been granted to the borrower. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the cardmember exits the TDR program, and (iv) placing the cardmember on a fixed payment plan not exceeding 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled, or in certain cases suspended until the cardmember successfully exits the TDR program. In accordance with the modification agreement with the cardmember, loans with modified terms will revert back to their original contractual terms (including their contractual interest rate) when they exit the TDR program, either (i) when all payments have been made in accordance with the modification agreement or (ii) in the event that a payment is not made in accordance with the modification agreement and the cardmember defaults out of the program.

IMPACT OF NON-PERFORMING LOANS ON INTEREST INCOME

The following table presents the gross interest income for both non-accrual and restructured loans for 2011 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2011. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2011
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$126	$2	$128
Interest income actually recognized	17	-	17

Total interest revenue foregone	$109	$2	$111

(a)	Based on the contractual rate that was being charged at the time the loan was restructured or placed on non-accrual status.

POTENTIAL PROBLEM RECEIVABLES

This disclosure presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2011, the Company did not identify any potential problem loans or receivables within the cardmember loans and receivables portfolio that were not already included in “Risk Elements” above.

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

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	Other	Net local country claims	Total cross-border outstandings	Cross-border commitments(b)	Total exposure
Australia	2011	$-	$115	$3	$4,297	$4,415	$-	$4,415
	2010	-	37	1	4,225	4,263	-	4,263
	2009	-	1,026	1	3,869	4,896	-	4,896
United Kingdom	2011	$1	$2,040	$478	$20	$2,539	$-	$2,539
	2010	2	1,582	345	800	2,729	-	2,729
	2009	-	959	314	1,264	2,537	-	2,537
Canada	2011	$-	$320	$5	$1,697	$2,022	$-	$2,022
	2010	-	258	3	2,212	2,473	-	2,473
	2009	4	25	3	1,667	1,699	-	1,699
France	2011	$-	$69	$7	$933	$1,009	$-	$1,009
	2010	-	45	8	824	877	-	877
	2009	-	1,136	7	876	2,019	-	2,019
Other countries(a)	2011	$1	$-	$25	$2,261	$2,287	$-	$2,287
	2010	1	1	23	2,359	2,384	-	2,384
	2009	1	3	9	2,129	2,142	-	2,142

(a)	Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. For all three periods, the only countries included are Mexico and Italy.
(b)	Generally, all charge and credit cards have revocable lines of credit, and therefore, are not disclosed as cross-border commitments. Refer to loan concentrations on page 66 for amount of unused lines of credit.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes the changes to the Company’s allowance for cardmember loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2011	2010	2009	2008	2007

Cardmember loans
Allowance for loan losses at beginning of year – U.S. loans	$3,153	$2,541	$2,164	$1,457	$836
Reserves established for consolidation of variable interest entities	-	2,531	-	-	-

U.S. loans – adjusted balance	3,153	5,072	2,164	1,457	836
Non-U.S. loans	493	727	406	374	335

Total allowance for losses – beginning of year	3,646	5,799	2,570	1,831	1,171

Cardmember lending provisions (a)
U.S. loans	169	1,291	3,276	3,490	2,179
Non-U.S. loans	84	236	990	741	582

Total cardmember lending provisions	253	1,527	4,266	4,231	2,761

Write-offs
U.S. loans	(2,105)	(3,614)	(2,914)	(2,816)	(1,630)
Non-U.S. loans	(394)	(573)	(810)	(708)	(655)

Total write-offs	(2,499)	(4,187)	(3,724)	(3,524)	(2,285)

Recoveries
U.S. loans	477	468	230	207	198
Non-U.S. loans	101	100	97	94	97

Total recoveries	578	568	327	301	295

Net write-offs (b)	(1,921)	(3,619)	(3,397)	(3,223)	(1,990)

Other (c)
U.S. loans	(83)	(64)	(215)	(174)	(126)
Non-U.S. loans	(21)	3	44	(95)	15

Total other	(104)	(61)	(171)	(269)	(111)

Allowance for loan losses at end of year
U.S. loans	1,611	3,153	2,541	2,164	1,457
Non-U.S. loans	263	493	727	406	374

Total allowance for losses	$1,874	$3,646	$3,268	$2,570	$1,831

Principal only net write-offs / average cardmember loans outstanding (b) (d)	2.9%	5.6%	8.5%	5.5%	3.5%
Principal, interest and fees net write-offs / average cardmember loans outstanding (b) (d)	3.3%	6.2%	9.8%	6.8%	4.2%

(a)	Refer to Note 5 “Reserves for Losses” on page 70 in the Annual Report for a discussion of management’s process for evaluating allowance for loan losses.
(b)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and fees as part of its total provision for losses, a net write-off rate including principal, interest and fees is also presented.
(c)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments. The amount for 2009 includes $160 million of reserves, that were removed in the reclassification in connection with securitizations during the year. The offset is in the allocated cost of the associated retained subordinated securities.
(d)	Average cardmember loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2011	2010	2009	2008	2007
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$2	$2	$15	$12	$16
Non-U.S. loans	22	25	24	33	24

Total allowance for losses	24	27	39	45	40

Provisions for other loan losses (a)
U.S. loans	-	3	5	10	4
Non-U.S. loans	13	22	45	53	41

Total provisions for other loan losses	13	25	50	63	45

Write-offs
U.S. loans	(2)	(4)	(19)	(8)	(9)
Non-U.S. loans	(24)	(34)	(50)	(72)	(36)

Total write-offs	(26)	(38)	(69)	(80)	(45)

Recoveries
U.S. loans	1	1	1	1	1
Non-U.S. loans	6	8	10	7	6

Total recoveries	7	9	11	8	7

Net write-offs	(19)	(29)	(58)	(72)	(38)

Other (b)
U.S. loans	-	-	-	-	-
Non-U.S. loans	-	1	(4)	3	(2)

Total other	-	1	(4)	3	(2)

Allowance for loan losses at end of year
U.S. loans	1	2	2	15	12
Non-U.S. loans	17	22	25	24	33

Total allowance for losses	$18	$24	$27	$39	$45

Net write-offs/average other loans outstanding (c)	4.7%	6.5%	8.7%	8.8%	4.0%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.
(b)	Includes primarily foreign currency translation adjustments.
(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Average other loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for losses on cardmember receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2011	2010	2009	2008	2007
Cardmember receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$193	$256	$474	$844	$666
Commercial	79	93	113	104	99

Total U.S. receivables	272	349	587	948	765
Non-U.S. receivables
Consumer	84	148	173	167	188
Commercial	30	49	50	34	28

Total non-U.S. receivables	114	197	223	201	216

Total allowance for losses	386	546	810	1,149	981

Provisions for losses (a)
U.S. receivables
Consumer	519	296	492	899	824
Commercial	26	105	106	130	96

Total U.S. provisions	545	401	598	1,029	920
Non-U.S. receivables
Consumer	182	148	196	255	170
Commercial	43	46	63	79	50

Total non-U.S. provisions	225	194	259	334	220

Total provisions for losses	770	595	857	1,363	1,140

Write-offs
U.S. receivables
Consumer	(576)	(528)	(984)	(1,326)	(748)
Commercial	(90)	(128)	(154)	(142)	(111)

Total U.S. write-offs	(666)	(656)	(1,138)	(1,468)	(859)
Non-U.S. receivables
Consumer	(187)	(222)	(261)	(214)	(208)
Commercial	(56)	(77)	(81)	(57)	(43)

Total non-U.S. write-offs	(243)	(299)	(342)	(271)	(251)

Total write-offs	$(909)	$(955)	$(1,480)	$(1,739)	$(1,110)

Years Ended December 31, (Millions, except percentages)	2011	2010	2009	2008	2007
Cardmember receivables
Recoveries
U.S. receivables
Consumer	$225	$227	$268	$115	$139
Commercial	42	50	29	27	22

Total U.S. recoveries	267	277	297	142	161
Non-U.S. receivables
Consumer	59	55	37	34	32
Commercial	23	25	15	11	10

Total non-U.S. recoveries	82	80	52	45	42

Total recoveries	349	357	349	187	203

Net write-offs (b)	(560)	(598)	(1,131)	(1,552)	(907)

Other (c)
U.S. receivables
Consumer	(68)	(58)	6	(58)	(37)
Commercial	(24)	(41)	(1)	(6)	(2)

Total U.S. other	(92)	(99)	5	(64)	(39)
Non-U.S. receivables
Consumer	(52)	(45)	3	(69)	(15)
Commercial	(14)	(13)	2	(17)	(11)

Total non-U.S. other	(66)	(58)	5	(86)	(26)

Total other	(158)	(157)	10	(150)	(65)

Allowance for losses at end of year
U.S. receivables
Consumer	293	193	256	474	844
Commercial	33	79	93	113	104

Total U.S. receivables	326	272	349	587	948
Non-U.S. receivables
Consumer	86	84	148	173	167
Commercial	26	30	49	50	34

Total non-U.S. receivables	112	114	197	223	201

Total allowance for losses	$438	$386	$546	$810	$1,149

Net write-offs / average cardmember receivables outstanding (d)	1.4%	1.7%	3.6%	4.1%	2.4%
Net loss ratio as a percentage of charge volume (e)					0.24%

(a)	Refer to Note 5 “Reserves for Losses” on page 70 in the Annual Report for a discussion of management’s process for evaluating allowance for receivable losses.
(b)	In the fourth quarter of 2008, the Company revised the time period in which past due cardmember receivables in U.S. Card Services are written off to 180 days past due, consistent with applicable regulatory guidance. Previously, receivables were written off when 360 days past billing. The net write-offs for 2008 include approximately $341 million resulting from this write-off methodology change.
(c)	For the years ended December 31, 2011 and 2010, trend amounts include net write-offs related to unauthorized transactions and, for all periods, foreign currency translation adjustments.
(d)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Averages are based on month end balances.
(e)	The net loss ratio represents the worldwide ratio of charge card write-offs consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries, on cardmember receivables expressed as a percent of gross amounts billed to customers. As a result of the change discussed in (b) above, the Company stopped calculating the worldwide net loss ratio beginning in 2008.

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

December 31, (Millions, except percentages)	2011		2010		2009		2008		2007
Allowance for losses at end of year applicable to	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables
Loans
U.S. loans
Cardmember	$1,611	85%	$3,153	84%	$2,541	71%	$2,164	76%	$1,457	79%
Other	1	-	2	-	2	-	15	1	12	-
Non-U.S. loans
Cardmember	263	14	493	15	727	28	406	22	374	20
Other	17	1	22	1	25	1	24	1	33	1

	$1,892	100%	$3,670	100%	$3,295	100%	$2,609	100%	$1,876	100%

Cardmember receivables
U.S. cardmember receivables
Consumer	$293	67%	$193	52%	$256	53%	$474	54%	$844	53%
Commercial	33	7	79	17	93	17	113	16	104	16
Non-U.S. cardmember receivables
Consumer	86	20	84	18	148	18	173	17	167	18
Commercial	26	6	30	13	49	12	50	13	34	13

	$438	100%	$386	100%	$546	100%	$810	100%	$1,149	100%

CUSTOMER DEPOSITS

The following table presents the average balances and average interest rates paid for types of customer deposits segregated between U.S. and non-U.S. offices. Refer to Note 9 “Customer Deposits” on page 76 in the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2011		2010		2009
	Average Balance(a)	Average Rate	Average Balance(a)	Average Rate	Average Balance(a)	Average Rate
U.S. customer deposits
Savings	$21,179	1.0%	$12,657	1.1%	$7,977	0.8%
Time	10,740	2.7	14,462	2.7	11,412	2.9
Other (b)	249	0.8	254	0.6	249	0.5

Total U.S. customer deposits	32,168	1.6	27,373	1.9	19,638	2.0
Non-U.S. customer deposits (c)
Other foreign time & savings	502	4.2	502	4.5	612	4.8
Other foreign demand	170	1.2	191	1.0	186	1.3

Total Non-U.S. customer deposits	672	3.4	693	3.5	798	4.0

Total customer deposits	$32,840	1.6%	$28,066	1.9%	$20,436	2.1%

(a)	Averages are based on month end balances.
(b)	Other U.S. customer deposits include primarily non-interest-bearing and interest-bearing demand deposits.
(c)	None of these customer deposit categories exceeded 10 percent of average total customer deposits for any of the periods presented.

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2011
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$111	$131	$92	$246	$580

As of December 31, 2011, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $304 million.

RETURN ON EQUITY AND ASSETS

The following table presents the Company’s return on average total assets, return on average shareholders’ equity, dividend payout ratio, and average shareholders’ equity to average total assets ratio.

Years Ended December 31, (Millions, except percentages and per share amounts)	2011	2010	2009
Net income	$4,935	$4,057	$2,130
Net income per share – basic (a)	$4.14	$3.37	$1.54
Dividends declared per share	$0.72	$0.72	$0.72
Return on average total assets (b)	3.3%	2.8%	1.8%
Return on average shareholders’ equity (c)	27.7%	27.5%	14.6%
Dividend payout ratio (d)	17.4%	21.4%	46.8%
Average shareholders’ equity to average total assets ratio	12.0%	10.2%	12.0%

(a)	Effective January 1, 2009, guidance for determining whether instruments granted in share-based payment transactions are participating securities requires that restricted stock awards be included in the computation of basic and diluted earnings per share pursuant to the two-class method. Accordingly, the Company has retrospectively adjusted EPS for 2008.
(b)	Based on the year’s net income as a percentage of average total assets calculated using month end average balances.
(c)	Based on the year’s net income as a percentage of average shareholders’ equity calculated using month end average balances.
(d)	Calculated on the year’s dividends declared per share as a percentage of the year’s net income per basic share.

SHORT-TERM BORROWINGS

The following table presents amounts and weighted average rates for categories of short-term borrowings. Refer to Note 10 “Debt” on page 77 in the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2011	2010	2009

Commercial paper

Balance at the end of the year	$608	$645	$975

Monthly average balance outstanding during the year	$675	$900	$1,990

Maximum month-end balance during the year	$792	$1,398	$5,201

Stated rate at December 31 (a)	0.03%	0.16%	0.19%

Weighted average rate during the year	0.11%	0.22%	1.50%

Federal funds purchased and securities sold under repurchase agreements (b)

Balance at the end of the year	$-	$-	$-

Monthly average balance outstanding during the year	$-	$-	$48

Maximum month-end balance during the year	$-	$-	$86

Stated rate at December 31	-%	-%	-%

Weighted average rate during the year	-%	-%	0.76%

Other short-term borrowings

Balance at the end of the year	$2,816	$2,769	$1,369

Monthly average balance outstanding during the year	$2,719	$1,231	$956

Maximum month-end balance during the year	$2,973	$2,769	$1,369

Stated rate at December 31 (a)	1.73%	1.23%	0.85%

Weighted average rate during the year (c)	0.43%	0.19%	0.70%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2011, 2010 and 2009, respectively.
(b)	Includes term federal funds purchased and overnight federal funds purchased.
(c)	Does not include non-interest-bearing short-term borrowings (i.e., book overdrafts).

Short-term borrowings, including commercial paper and federal funds purchased, are defined as any debt instrument with an original maturity of 12 months or less. Federal funds purchased represent overnight and term funds as well as Federal Home Loan Bank advances. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other short-term borrowings include certain book overdrafts (i.e., primarily timing differences arising in the ordinary course of business), short-term borrowings from banks, as well as interest bearing amounts due to merchants in accordance with merchant service agreements.

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

Ongoing concerns over the availability and cost of credit, the mortgage and real estate markets, elevated levels of unemployment and geopolitical issues continue to impact global economies and markets. In addition, the impact of the perceived creditworthiness of the U.S. government and the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations could adversely affect the U.S. and global financial markets and economic conditions. This environment and the uncertain expectations for an economic recovery have had, and may continue to have, an adverse effect on us, in part because we are very dependent upon consumer and business behavior. A prolonged period of slow economic growth or a deterioration in economic conditions could change customer behaviors further. For example, Cardmembers could decide to redeem Membership Rewards points at abnormally high levels to replace cash expenditures.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, our profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending is likely to materially and adversely affect our business, results of operations and financial condition. Furthermore, the factors discussed above may cause our earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, and may impact the trading price of our common shares.

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

Terrorist attacks, intrusion into our infrastructure by hackers or other catastrophic events may have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

We held approximately $5.0 billion of investment securities of state and municipal obligations as of December 31, 2011. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio. While we do not have any material exposure to European sovereign debt as of December 31, 2011, economic disruptions in other countries, even in countries in which we do not conduct business or have operations, could adversely affect us.

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

We need liquidity to pay merchants, operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, we could be forced to limit our investments in growth opportunities or curtail operations. The principal sources of our liquidity are payments from Cardmembers and merchants, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, direct and third-party sourced deposits, debt instruments such as unsecured medium- and long-term notes and asset securitizations, securitized borrowings through our conduit facility, the Federal Reserve discount window and long-term committed bank borrowing facilities in certain countries outside the United States. Policies of the United States and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity and/or stabilize financial markets may not be effective.

Our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on investor demand. Notwithstanding our solid financial position, we are not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although the market for our unsecured term debt and asset securitizations has improved, there is no assurance that the markets will be open to us in the future. For example, recent concerns regarding U.S. debt and budget matters and the sovereign debt crisis in Europe have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and/or a further downgrade of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. The impact of the sovereign debt crisis in Europe on financial institutions in Europe and globally could also have an adverse impact on the capital markets generally. In addition, our liquidity position will be impacted by our ability to meet our objectives with respect to the maintenance and growth of our direct and third-party sourced deposit programs. We also would have less flexibility in accessing the commercial paper market as a short-term funding vehicle in the event of a downgrade in Credco’s short-term debt rating and volatility in the commercial paper market generally.

In the event that current sources of liquidity, including internal sources, do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and consumer deposits, the overall availability of credit to the financial services industry, new regulatory restrictions and requirements, our credit ratings (which were downgraded in April 2009 by two of the major ratings agencies) and credit capacity, as well as the possibility that lenders or depositors could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of our business activity decreases due to an economic downturn.

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

For a further discussion of our liquidity and funding needs, see “Financial Review — Funding Programs and Activities” on pages 30-33 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Adverse currency fluctuations, foreign exchange controls and continued concerns regarding the European debt crisis could decrease earnings we receive from our international operations and impact our capital.

During 2011, approximately 30% of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our results of operations.

Concerns persist regarding the ability of certain European countries to continue to service their sovereign debt obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns may cause the value of the euro to fluctuate more widely than in the past and could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. If there is a significant devaluation of the euro and we are unable to hedge our foreign exchange exposure to the euro, the value of our euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in our financial statements. Similarly, the re-introduction of certain individual country currencies or the complete dissolution of the euro could adversely affect the value of our euro-denominated net monetary assets and liabilities. The re-introduction of individual country currencies would require us to reconfigure our billing and other systems to reflect individual country currencies in place of the euro. Implementing such changes could be costly and failures in the currency reconfiguration could cause disruptions in our normal business operations. In addition, foreign currency derivative instruments to hedge our market exposure to re-introduced currencies may not be immediately available or may not be available on terms that are acceptable to us.

The potential developments regarding Europe and the euro, or market perceptions concerning these and related issues, could continue to have an adverse impact on consumer and business behavior in Europe and globally, which could have a material adverse effect on our business, financial condition and results of operations. As discussed above, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally.

Legal and Regulatory Risks

Ongoing legal proceedings regarding the Company’s non-discrimination contractual provisions could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to the Company’s global reputation and brand.

The DOJ and certain states attorneys general have brought an action against the Company alleging that the provisions in the Company’s card acceptance agreements with merchants that prohibit merchants from discriminating against the Company’s Card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other cards products or payment forms at the point of sale. In addition, the Company is a defendant in a number of actions, including proposed class actions, filed by merchants that challenge the Company’s non-discrimination provisions. Visa and MasterCard have been named as defendants in lawsuits that include similar allegations relating to their “anti-steering” and/or surcharging-related policies and rules. A description of these legal proceedings is contained in “Legal Proceedings” below. An adverse outcome in any of these proceedings against the Company could materially and adversely impact the profitability of the Company, require it to change its merchant agreements in a way that could expose the Company’s card products to steering or other forms of discrimination at the point of sale that would impair our Cardmembers’ experience, threaten the imposition of substantial monetary damages, and/or damage the Company’s global reputation and brand. Even if the Company were not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of any such legal proceedings or regulatory actions could materially and adversely impact the Company’s profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a significant adverse impact on our business, results of operations and financial condition.

In July 2010, President Obama signed into law Dodd-Frank. Dodd-Frank, as well as regulations promulgated thereunder, could have a significant adverse impact on the Company’s business, results of operations and financial condition by, for example, requiring the Company to change its business practices, requiring the Company to comply with more stringent capital, liquidity and leverage ratio requirements, limiting the Company’s ability to pursue business opportunities, imposing additional costs on the Company (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), limiting the fees the Company can charge for services and impacting the value of the Company’s assets. A description of certain provisions of Dodd-Frank and other legislative and regulatory developments is contained in “Supervision and Regulation — General” above.

Dodd-Frank has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the CFPB within the Federal Reserve. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and to enforce those laws against and examine for compliance large financial institutions like the Company, Centurion Bank and AEBFSB. It is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Following a review by the FDIC and the Utah Department of Financial Institutions of Centurion Bank’s card practices for compliance with certain consumer protection laws and regulations, and the FDIC’s providing the CFPB with information the FDIC considered relevant and obtained by it in the course of its review, the FDIC notified Centurion Bank that it plans to take formal enforcement action against it, and it appears likely the CFPB and the DFI will take some type of action against Centurion Bank as well. See “Legal Proceedings” below.

Depending on how the CFPB functions and its areas of focus, it could have a material adverse impact on our businesses. In addition to increasing our compliance costs and potentially delaying our ability to respond to marketplace changes, CFPB oversight could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. The impact this new regulatory regime will have on the Company’s business is uncertain at this time.

Dodd-Frank mandates the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, “living wills” and stress tests for, among others, bank holding companies that have greater than $50 billion in total consolidated assets, such as the Company. In addition, most interest rate and currency swaps will be required to be exchange-traded, which may increase collateral posting requirements for the Company.

Pursuant to Dodd-Frank, the responsibility and authority of the OTS to supervise federal savings associations, including AEBFSB, was transferred to the OCC on July 21, 2011. As AEBFSB develops a relationship with its new regulator, there could be additional compliance costs associated with aligning AEBFSB’s current compliance structure with the OCC’s expectations. Additionally, the transfer of responsibility from the OTS to the OCC could result in new regulatory standards as the OCC has indicated that certain OTS policy guidance documents may be subject to substantive revision as part of the transition process. Any shifts in current regulatory positions could adversely affect our results of operations.

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

The CARD Act required the Company to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act prohibits an issuer from increasing the APR on outstanding balances (with limited exceptions), requires additional account disclosures, provides consumers with the right to opt out of significant changes to account terms, and restricts penalty fees and charges that may be imposed by an issuer. In addition, the CARD Act requires issuers to periodically reevaluate APR increases to determine if a decrease is appropriate. The obligation to periodically reevaluate APR increases commenced in February 2011 and is ongoing, and it is uncertain how these provisions will be interpreted by the CFPB.

We have made changes to Card product terms and practices that are designed to comply with, and mitigate the impact of the changes required by, the CARD Act; however, there is no assurance that such changes will continue to be successful. The long-term impact of the CARD Act on our business practices and revenues will depend upon a number of factors, including our ability to successfully implement our business strategies, consumer behavior and the actions of our competitors, which are difficult to predict at this time. In the event the CARD Act constrains our ability to respond to economic, market and other conditions, it could have a material adverse effect on our results of operations, including our revenue and net income.

Our business is subject to significant and extensive government regulation and supervision, which could adversely affect our results of operations and financial condition.

On November 14, 2008, American Express Company and TRS each became bank holding companies under the BHC Act and elected to be treated as financial holding companies under the BHC Act. As a result of becoming a bank holding company, we are subject to regulation by the Federal Reserve, including, without limitation, consolidated capital regulation at the holding company level, maintenance of certain capital and management standards in connection with our two U.S. depository institutions and restrictions on our non-banking activities, investments and acquisitions under the Federal Reserve’s regulations.

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

Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, the profitability of our operations outside the United States may be adversely affected.

In addition to proposed legislation affecting the financial services industry, our results of operations could be adversely impacted by other legislative action or inaction, including the failure of the U.S. Congress to renew the active financing exception to Subpart F of the Internal Revenue Code, which could increase our effective tax rate and have an adverse impact on our net income.

See “Supervision and Regulation — General” above for more information about the regulation to which we are subject.

We are subject to capital adequacy guidelines, and if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company, TRS and our U.S. subsidiary depository institutions, Centurion Bank and AEBFSB, must meet guidelines for capital adequacy and leverage ratios that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. As discussed above under “Supervision and Regulation — General — Financial Holding Company Status and Activities — Capital Adequacy,” the capital requirements applicable to the Company and TRS as bank holding companies and our U.S. subsidiary depository institutions are in the process of being substantially revised, including in connection with our transition to Basel II and as a result of Basel III and the requirements of Dodd-Frank. If the Company, TRS or our U.S. subsidiary depository institutions fail to meet current or future minimum capital, leverage or other financial requirements, their respective financial conditions would be materially adversely affected. In light of recent market events, Dodd-Frank and Basel III, the Company, TRS and our U.S. subsidiary depository institutions will be required to satisfy additional, more stringent capital adequacy standards than in the past. We cannot fully predict the final form of, or the effects of, these regulations. Failure by any of the Company, TRS or a U.S. subsidiary depository institution to maintain its respective status as “well capitalized” and “well managed,” if unremedied over a period of time, would cause us to lose our status as a financial holding company and could compromise our competitive position, including limiting our ability to pay common stock dividends, repurchase our common stock or invest in our business. For more information on capital adequacy requirements, see “Supervision and Regulation — General — Financial Holding Company Status and Activities — Capital Adequacy” above.

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock.

We are limited in our ability to pay dividends by our regulators who could prohibit a dividend that would be considered an unsafe or unsound banking practice. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. We are also subject to a requirement to submit capital plans that include, among other things, projected dividend payments, to the Federal Reserve for review. Guidance from the Federal Reserve states that our dividend policies will be assessed against, among other things, our ability to achieve Basel III capital ratio requirements. A company that has not achieved Basel III capital requirements on a fully phased-in basis may have difficulty increasing dividends.

While the regulations ultimately applicable to the Company will be determined by the Federal Reserve, the Company estimates that, had regulations implementing Basel III been in place during the fourth quarter of 2011, the Company’s capital ratios under Basel III would have exceeded the minimum requirements. This estimate could change in the future. While we expect to meet the Basel III capital requirements, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Moreover, the Federal Reserve has stated that it will closely scrutinize any dividend payout ratios exceeding 30% of after-tax net income.

During 2011, we repurchased 48 million shares of our common stock through our share repurchase program. On January 9, 2012, we submitted our Comprehensive Capital Plan (“CCP”) to the Federal Reserve requesting approval to proceed with additional share repurchases in 2012. The CCP includes an analysis of performance and capital availability under certain adverse economic assumptions. We expect a response from the Federal Reserve by March 15, 2012. No additional shares are expected to be repurchased prior to its response. We cannot predict whether the Federal Reserve will approve additional share purchases.

As a bank holding company, American Express Company, the parent holding company, also relies on dividends from its subsidiaries for liquidity, and federal and state law limit the amount of dividends that our subsidiaries may pay to the parent company. Limitations in the payments of dividends that American Express Company receives from its subsidiaries could also reduce our liquidity position.

For more information on bank holding company dividend restrictions, see “Supervision and Regulation — General — Dividends” above, as well as “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 29 and Note 23 on pages 98-99 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective AML programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards. In addition, Member States of the European Economic Area have implemented the Payment Services Directive for electronic payment services, including cards, that put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business.

Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, disclosure rules, security and marketing that would impact us directly, in part due to increased scrutiny of our underwriting standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could decrease our transaction volumes. In some circumstances, new regulations and legislation could have the effect of limiting our ability to offer new types of charge or credit cards or restricting our ability to offer existing Cards, such as stored-value cards, which could materially and adversely reduce our revenues and revenue growth.

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

The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge charged to merchants for debit and credit card acceptance in these systems. By contrast, the American Express network does not have such interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of this law, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment, such as debit, which could adversely affect our revenues and profitability.

During the last five years, a number of bills were proposed in individual state legislatures seeking to impose caps on credit card interchange fees or to prohibit credit card companies from charging a merchant discount on the sales tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive cardholder payment information. In 2010, Vermont enacted legislation that permits merchants to set a minimum dollar value of no more than $10 for acceptance of any form of payment; permits merchants to provide discounts or other benefits based on the form of payment (i.e., card, cash, check, debit card, stored-value card, charge card or credit card); and permits merchants to accept the cards of a payment system at one or more of its locations but not at others. In the event that additional legislative or regulatory activity to limit interchange or merchant fees continues or increases, or state privacy or data security-related legislation is adopted, our revenues and profitability could be adversely affected.

Increased regulatory focus on the Company, such as in connection with the matters discussed above, may increase our compliance costs or result in a reduction of transactions processed on our networks or merchant discount revenues from such transactions, which could materially and adversely impact our results of operations.

If we are not able to protect our intellectual property, and invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new technologies applicable to the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our Cards, networks and other services. Because of evolving payments technologies and the competitive landscape, we may not, among other things, be successful in increasing or maintaining our share of online spending and enhancing our Cardmembers’ digital experience, which could have an adverse effect on our revenues and profitability. Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may be limited by patent rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by a need for industry-wide standards, by resistance to change from Cardmembers or merchants, by the complexity of our systems or by intellectual property rights of third parties.

We rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, we cannot assure you that a future assertion of an infringement claim against us will not cause us to lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages.

Regulation in the areas of privacy, information security and data protection could increase our costs and decrease the number of charge and credit Cards issued.

We are subject to various laws, rules and regulations related to privacy, information security and data protection, including requirements concerning security breach notification, and we could be negatively impacted by these laws, rules and regulations. For example, in the United States, we are subject to the guidelines under the Gramm-Leach-Bliley Act. The GLBA guidelines require, among other things, that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of any customer information at issue. Broad-ranging data security laws that affect our business have also been adopted by various states, such as Massachusetts and Nevada. In recent years there also has been increasing enforcement activity in the areas of privacy, information security and data protection in the United States, including at the federal level.

Compliance with these laws, rules and regulations regarding the privacy, security and protection of customer and employee data could result in higher compliance and technology costs for the Company, as well as potentially significant fines, penalties and damage to our global reputation and our brand for non-compliance. Many foreign jurisdictions in which we operate are also expanding the scope of their data protection requirements and standards, as well as increasing enforcement activity in this area. In 1995, the European Parliament and Council passed the Data Protection Directive, which obligates the controller of an individual’s personal data to, among other things, take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in Member States. As these laws are interpreted throughout the European Union where we have a significant commercial presence, compliance costs are increasing, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

In addition to the foregoing enhanced data security requirements, various U.S. federal banking regulatory agencies, and as many as 46 states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data breach notification regulations and laws requiring varying levels of consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Data breach notification laws are also becoming more prevalent in other parts of the world where we operate, including Japan, South Korea, Taiwan, Mexico and Germany. In many countries that have yet to impose data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data breaches. Many of these regulations also apply broadly to retailers/merchants that accept our Cards and our business partners; thus, to the extent they experience data security breaches, this presents additional risks for American Express and our Cardmembers.

In addition, federal legislators and regulators are increasingly pursuing new guidelines, laws and regulations that, if adopted, could further restrict how the Company collects, uses, shares and secures customer and employee information, which could impact some of the Company’s current or planned business initiatives. For example, an FTC draft report issued in 2010, which applies to a company’s collection and use of customer information both online and offline, would, among other things, impose greater transparency, use, disclosure and consumer choice obligations on the Company, and may ultimately result in the creation of an online mechanism through which consumers could opt out of all online tracking for online behavioral advertising purposes. A companion draft report by the United States Department of Commerce (“DOC”) issued in 2010 would require companies to be more transparent in their online privacy practices, and recommends the creation of a national data security/data breach standard. Both the FTC and the DOC are expected to release final reports during 2012. Additionally, various draft privacy, data breach notification, cybersecurity and information security-related bills were introduced in the U.S. House of Representatives and in the Senate during 2011 and various committee hearings were held on related subjects, including concerning highly publicized data security breaches. A number of federal legislators have either expressed their support for these draft bills or have indicated their intent to introduce new bills during 2012. If adopted, any such privacy, data breach notification, cybersecurity and/or information security-related bill could have a significant impact on the Company’s current and planned data privacy and security practices and uses of personal data. This could also increase our costs of compliance and business operations and could reduce revenues from certain business initiatives.

We continue to seek ways to minimize these risks and costs internally by improving our own data privacy and security policies and practices, and externally through regular improvements to the Payment Card Industry Data Security Standard and by placing strong contractual obligations on retailers/merchants that accept our Cards, as well as on our service providers and business partners, relating to data security and data breach. We also have undertaken measures to assess the level of access to customer data by employees and our partners and service providers, and to ensure that such access is limited to the least privileged level necessary to perform their job or function for the Company. Still, increased regulation and enforcement activity throughout the world in the areas of data privacy, information security and data protection, including regarding security breach notification, may materially increase our costs and may decrease the number of our Cards that we issue, restrict our ability to fully exploit our closed-loop capability, or other products and services that we provide, which could materially and adversely affect our profitability. Our failure to comply with privacy, information security and data protection-related laws and regulations, including those regarding security breach notification to which we are subject, could also result in fines, sanctions and damage to our global reputation and our brand.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. Our senior management team is relatively small and we believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As further described in “Supervision and Regulation — General — Compensation Practices” above, our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of our U.S. depository institution subsidiaries are subject to review and oversight by the FDIC and the OCC. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators worldwide. These limitations, including limitations on any incentive compensation policies pursuant to Dodd-Frank, could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

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

The payments industry is highly competitive and includes, in addition to charge, credit and debit card networks and issuers, cash, credit and ACH, as well as evolving alternative payment mechanisms, systems and products, such as aggregators (e.g., PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to payment cards, and bank transfer models. We are the third largest general-purpose charge and credit card network on a global basis based on charge volume, behind Visa and MasterCard, which we believe are larger than we are in most countries. As a result, other card issuers may be able to benefit from the strong position and marketing and pricing of Visa and MasterCard.

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

In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. Our competitors may also be more efficient in introducing innovative products, programs and services than we are. Spending on our charge and credit Cards could be impacted by increasing consumer usage of debit cards issued on competitive networks.

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

To the extent alternative payment mechanisms, systems and products continue to successfully expand in the online payments space, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. The Company’s Enterprise Growth Group focuses on this strategic challenge by generating alternative sources of revenue on a global basis, both organically and through acquisitions, in areas such as online and mobile payments and fee-based services. While expanding the Enterprise Growth Group is a top priority for the Company, many of the growth initiatives will involve new areas for the Company and we may not be successful in executing our strategy. Our failure to expand Enterprise Growth and drive adoption of new products and services, including new technology and payment options that we offer, would negatively impact our future growth. Further, to the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses could slow our growth in international regions.

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

We face increasingly intense competitive pressure that may impact the prices we charge merchants that accept our Cards for payment for goods and services.

Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Cardmember spending. Discount revenue, which represents fees charged to merchants when Cardmembers use their Cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we have been under market pressure to reduce merchant discount rates and undertake other repricing initiatives. In addition, differentiated payment models from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. A continuing priority of ours is to drive greater value to our merchants, which if not successful could negatively impact our discount revenue and financial results. If we continue to experience a decline in the average merchant discount rate or are unable to sustain merchant discount rates on our Cards and have overall volume growth or an increase in merchant coverage and activation, our revenues and profitability, and therefore our ability to invest in innovation and in value-added services to merchants and Cardmembers, could be materially and adversely affected.

We may not be successful in our efforts to promote Card usage through our marketing, promotion and rewards programs, or to effectively control the costs of such programs, both of which may impact our profitability.

Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our payment services products, particularly credit and charge Cards and

Travelers Cheques and other prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. One of the ways in which we attract new Cardmembers, reduce Cardmember attrition and seek to capture a greater share of customers’ total spending on Cards issued on our network, both in the United States and in our international operations, is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses and Cardmember services expenses. For example, Cardmembers’ increased engagement with our Membership Rewards program drove an increase in the ultimate redemption rate to 92 percent in 2011 from 91 percent in 2010, which resulted in higher rewards expenses in 2011. In addition, many credit card issuers have instituted rewards and co-brand programs that are similar to ours, and issuers may in the future institute programs that are more attractive to Cardmembers than our programs.

During the last several years, we have received quarterly payments from each of Visa and MasterCard under the agreements that we entered into with each company to settle claims made against them in separate antitrust actions. We recognized $186 million and $172 million of after-tax income from MasterCard and Visa, respectively, in 2011 and $372 million and $172 million of after-tax income from MasterCard and Visa, respectively, in 2010. Our ability to continue to invest in marketing, promotion and rewards programs, as well as our overall profitability, may be negatively impacted if we are unable to replace the payments provided to us under our settlements with MasterCard and Visa, which have been paid in full through the second and fourth quarters of 2011, respectively.

Our brand and reputation are key assets of our Company, and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer Cardmembers and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents — could erode trust and confidence and damage our reputation among existing and potential Cardmembers and corporate clients, which could make it difficult for us to attract new Cardmembers and maintain existing ones.

Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of a GNS partner that issues Cards and acquires merchants on the American Express network may be attributed by Cardmembers and merchants to us, thus damaging our reputation and brand value. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

We may not be successful in realizing the benefits associated with our investments, acquisitions, strategic alliances, joint ventures and investment activity.

We have recently acquired a number of businesses, including our acquisitions of Serve, Accertify and Loyalty Partner, and made a number of strategic investments. We expect to continue to evaluate and enter into discussions regarding a wide array of potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, complete proposed acquisitions and investments, and successfully integrate acquired companies, businesses or technologies into our existing operations or expand into new markets.

The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include: implementation or remediation of controls, procedures and policies at the acquired company; diversion of management time and focus from operating our business to acquisition integration challenges; coordination of product, engineering, and sales and marketing functions; transition of operations, users and customers onto our existing platforms; cultural challenges associated with integrating employees from the acquired company into our organization; retention of employees from the businesses we acquire; integration of the acquired company’s accounting, management information, human resource and other administrative systems; liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties; in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and failure to successfully further develop the acquired company, business or technology.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

A significant disruption in our information technology systems or an increase in data breaches and fraudulent activity using our Cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure and could reduce the use and acceptance of our charge and credit Cards.

We and other third parties process and store Cardmember account information in connection with our charge and credit Cards. Criminals are using increasingly sophisticated methods, including cyber attacks, to capture various types of information relating to Cardmembers’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and Web sites. As outsourcing and specialization of functions within the payments industry increase, there are more third parties involved in processing transactions using our Cards and there is a risk the confidentiality, privacy and/or security of data held by third parties may be compromised.

We develop and maintain systems and processes to detect and prevent data breaches and fraudulent activity, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies and regulatory requirements change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of data breaches and fraudulent activities cannot be eliminated entirely, and risks associated with each of these remain. Furthermore, our information technology systems may experience service interruptions or degradation because of technology malfunction, natural disasters, accidents, power outages, telecommunications failures, fraud, terrorism, computer viruses, physical or electronic break-ins, or similar events or disruptions. Such failures or disruptions could lead to an interruption in service, prevent access to our online services and account information, compromise Company or customer data, and impede transaction processing and financial reporting. See “If our global network systems are disrupted or we are unable to process transactions efficiently or at all, our revenue and profitability would be materially reduced” below.

If our information technology systems experience a significant disruption or if actual or perceived data breaches or fraud levels involving our Cards were to rise due to the actions of third parties, employee error, malfeasance or otherwise, it could lead to regulatory intervention (such as mandatory card reissuance), increased litigation and remediation costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could reduce the use and acceptance of our Cards, and have a material adverse impact on our business.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Cardmember participants. Under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain co-brand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain co-brand partners relating to our prepayments for loyalty program points that will not be fully redeemed. We are also exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Cardmembers for products and services purchased from merchants that have ceased operations or stopped accepting our Cards.

The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. During 2011, there continued to be significant consolidation in the airline industry, particularly in the United States (e.g., United Airlines/Continental Airlines and Southwest Airlines/AirTran), through mergers and/or grants of antitrust immunity to airline alliances and joint ventures, and this trend could continue. In particular, the United States Department of Transportation has granted antitrust immunity to members of the Skyteam, Star and Oneworld Alliances, enabling the covered airlines to closely coordinate their cross-regional operations and to launch highly integrated joint ventures in transatlantic and other markets, including jointly pricing and managing capacity on covered routes, sharing revenues and costs, and coordinating sales and corporate contracts, all outside the scope of the U.S. antitrust laws. The European Commission has similarly approved the Oneworld Alliance, and its review of the other alliances is continuing. Increasing consolidation and expanded antitrust immunity could create challenges for our relationships with the airlines including reducing our profitability on our airline business. Further consolidation may also result from airline bankruptcies, which could be an outcome of American Airline’s pending case under Chapter 11 of the Bankruptcy Code.

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. If an airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand Card, whether as the result of a merger or otherwise, such as our previous announcement that Continental Airlines will no longer participate in the Airport Club Access program for Centurion and Platinum Cardmembers or the Membership Rewards points transfer program as of October 1, 2011, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Risk Management — Exposure to Airline Industry” on page 36 of our 2011 Annual Report to Shareholders, which is incorporated herein by reference.

Our reengineering and other cost control initiatives may not prove successful, and we may not realize all or a significant portion of the benefits we intended.

Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments, which may be necessary to maintain a competitive business, may increase our expenses.

We have regularly undertaken, and are currently undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion, rewards and infrastructure), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, or if the actions taken ultimately come at the expense of operational efficiency, we may not realize all or a significant portion of the benefits we intended. Failure to achieve these benefits or successfully manage our expenses could have a negative effect on our financial condition, results of operations and ability to achieve our previously announced financial targets.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk and reputational risk. See “Risk Management” on pages 35-38 of our 2011 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

We must effectively manage credit risk related to consumer debt, business loans and settlement risk with regard to GNS partners, merchant bankruptcies, the rate of bankruptcies, and other credit trends that can affect spending on Card products, debt payments by individual and corporate customers and businesses that accept our Card products.

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables and our other consumer lending activities, and institutional credit risk from merchants, GNS partners and GCP clients. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Although delinquencies and charge-offs declined significantly in 2011, we believe we are experiencing historical lows in these rates and they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds. In addition, our ability to recover amounts that we have previously written off may be limited, which could have a negative impact on our revenues.

Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the credit risks of our customers. Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions or otherwise, could require us to increase our provision for losses and could have a material adverse effect on our results of operations and financial condition.

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

We must also accurately estimate the fair value of certain of our assets and our liabilities and, in particular, those investments that are not readily marketable, including our investment portfolio and derivative instruments.

Additionally, we must effectively manage liquidity risk to which we are exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy our obligations. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility; or we may be too illiquid, which could result in financial distress during a liquidity event. For additional information regarding our management of liquidity risk, see “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” above.

Finally, we must also manage the operational risks to which we are exposed. We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, human error or the external environment (i.e., natural disasters) including losses due to failures to comply with laws and regulations. Operational risks include the risk that we may not comply with specific regulatory or legal requirements, exposing us to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; a failure to monitor an outsource partner’s compliance with a service level agreement; or a failure to adequately monitor and control access to data in our systems we grant to third-party service providers, resulting in economic and reputational harm to us.

An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.

As a source of funding, our U.S. banking subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through Personal Savings from American Express. As of December 31, 2011, we had approximately $37.3 billion in total U.S. retail deposits. The majority of the Company’s outstanding U.S. retail deposits has been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes. As part of our funding strategy, a majority of the deposits raised during 2011 were accepted directly from consumers through Personal Savings from American Express. Many other financial services firms are increasing their use of deposit funding, and as such we may experience increased competition in the deposit markets, particularly as to brokerage networks. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits also is dependent on capital levels of our U.S. banking subsidiaries. The FDIA generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, and require an undercapitalized institution take certain actions applicable to significantly undercapitalized institutions.

While Centurion Bank and AEBFSB were considered “well capitalized” for these purposes as of December 31, 2010 and December 31, 2011, there can be no assurance that they will continue to meet this definition. Basel III, when implemented by the U.S. banking agencies and fully phased in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be well capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

If our global network systems are disrupted or we are unable to process transactions efficiently or at all, our revenue and profitability would be materially reduced.

Our transaction authorization, clearing and settlement systems may experience service interruptions as a result of technology malfunction, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, climate change or accident. A disaster or other problem at our facilities could interrupt our services. Terrorists, activists or hackers may also attack our facilities or systems, leading to service interruptions, increased costs or data security compromises. Additionally, we rely on third-party service providers for the timely transmission of information across our global network. Inadequate infrastructure in lesser developed countries could also result in service disruptions, which could impact our ability to do business in those countries. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or other cybersecurity incidents or any other reason, the failure could interrupt our services, adversely affect the perception of our brand’s reliability and materially reduce our revenue and profitability.

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

Our business is subject to the effects of geopolitical events, weather, natural disasters and other conditions.

Geopolitical events, natural disasters, severe weather conditions, health pandemics and other catastrophic events can have a negative effect on the Company’s business. Because the Company derives a portion of its revenues from travel-related spending, its business is sensitive to disruptions in air travel and other forms of travel caused by such events. Such disruptions can result in the payment of claims under travel interruption insurance policies that the Company offers and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending. If the conditions described above (or similar ones) result in widespread or lengthy disruptions to travel, they could have a material adverse effect on our results of operations.

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

Other owned or leased principal locations currently include the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; and Salt Lake City, Utah; the American Express Data Centers in Phoenix, Arizona, in Minneapolis, Minnesota, and in Greensboro, North Carolina; a multi-building campus housing the American Express Finance Center in Phoenix, Arizona; the headquarters for American Express Services Europe Limited in London, England; the Amex Canada Inc. headquarters in Markham, Ontario, Canada; and service centers located in Mexico City, Mexico; Sydney, Australia; Gurgaon, India and Brighton, England.

As part of the Company’s decision during 2010 to consolidate locations within the Company’s global servicing network, a facility in Greensboro, North Carolina, was closed, with work previously handled there being transferred to other locations in the United States. Subject to local consultations, the Company is currently transferring work that has been previously handled at a Madrid, Spain service center to facilities in Brighton, England, Buenos Aires, Argentina, Frankfurt, Germany, Mexico City, Mexico, and Rome, Italy; and service support for the Japanese card business is being transferred from Sydney, Australia to Sapporo, Japan and Dalian, China.

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

For those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $510 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, see Note 24 to our Consolidated Financial Statements, which can be found on pages 100-101 of our 2011 Annual Report to Shareholders.

Corporate Matters

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world.

On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. In December 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. American Express’ response to the amended complaint was filed in early January 2011. This matter is being coordinated with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described below in the section entitled “U.S. Card Services and Global Merchant Services Matters.”

In December 2008, a putative class action captioned Obester v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (“Plan”) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. Thereafter, three other putative class actions making allegations similar to those made in the Obester matter were filed against the defendants: Tang v. American Express Company, et al., filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company, et al., filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company, et al., filed on February 10, 2009 in the United States District Court for the Southern District of New York. American Express filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended Complaint, captioned In re American Express ERISA Litigation. Following argument on American Express’ motion to dismiss this action, the Court permitted plaintiffs to file a Second Amended Complaint. In April 2010, American Express filed a motion to dismiss the Second Amended Complaint. On November 2, 2010, the District Court dismissed the Second Amended Complaint in its entirety. On December 2, 2010, plaintiffs filed a Notice of Appeal, appealing the case to the United States Court of Appeals for the Second Circuit. On September 29, 2011, the parties stipulated, and the Court subsequently ordered, that the Appeal be considered withdrawn but subject to appellants’ right to reinstate their appeal by January 31, 2012. On January 20, 2012, the Court further stayed through May 2012 appellants’ right to reinstate their appeal.

The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. The allegations in Kaufman relate primarily to monthly service fee charges assessed on the Company’s gift card products, with the principal claim being that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. On or about September 12, 2011, the parties entered into a settlement agreement that was submitted to the Court for preliminary approval. The Court granted preliminary approval on September 21, 2011 and preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement, including without limitation, gift cards sold at physical retail locations, via the Internet, or through mall co-branded programs.” Under the terms of the proposed settlement, an approximate $6.8 million total settlement fund will be created and class members will be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees. Any monies remaining in the settlement fund after payment of claims to class members, costs of notice and administration and class counsel attorneys’ fees and expenses would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards without paying a purchase fee or any shipping fees and would allow certain cardholders to obtain refunds of unused funds on gift cards without paying a check issuance fee. The final settlement approval hearing is scheduled for February 29, 2012. The Company is also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and are objecting to the Kaufman settlement. If the Court approves the final settlement in Kaufman, all related gift card claims and actions would also be released. In similar gift card litigation filed in San Diego County (California) Superior Court, Kazemi v. Westfield America, Inc., the matter settled on a class basis in 2011, with total payments required to be made (to class members, plaintiffs’ attorneys’ fees, costs and plaintiffs’ incentive awards) of less than $550,000.

The FDIC and the Utah Department of Financial Institutions have been reviewing Centurion Bank’s card practices for compliance with certain consumer protection laws and regulations, including the way late fees are assessed on charge cards with a lending feature. The FDIC has also provided information it considered relevant, including information obtained in the course of its review, to the CFPB. In February 2012, the FDIC notified Centurion Bank that it plans to take formal enforcement action against it, and it appears likely the CFPB and the DFI will take some type of action against Centurion Bank as well. Centurion Bank has made changes to certain of its card practices (and, as previously disclosed, established an accrual for late fees it expects to refund) and could be required to make further changes to its card practices to respond to regulatory concerns. Changes by Centurion Bank to its card practices in response to regulatory concerns and enforcement or other action by the FDIC, the CFPB or the DFI, which may include civil money penalties and require additional refund obligations to Cardmembers, could adversely affect the Company’s operations and results.

U.S. Card Services and Global Merchant Services Matters

Merchant Cases

Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company, et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the United States Supreme Court a petition for a writ of certiorari from the Second Circuit’s arbitration ruling. In May 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. On March 8, 2011, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the Supreme Court’s vacatur and remand of the decision. The Company thereafter filed a motion with the Second Circuit requesting that the Court stay issuance of the mandate remanding the matter to the District Court pending a petition for writ of certiorari to the United States Supreme Court. On April 4, 2011, the Second Circuit granted the Company’s motion to stay the issuance of the mandate. On May 9, 2011, the Second Circuit requested additional briefing from the parties concerning how the decision by the United States Supreme Court in AT&T Mobility LLC v. Concepcion applies to this case. That briefing was submitted on June 3, 2011. On August 1, 2011, the Second Circuit issued an order stating that it was sua sponte considering rehearing. On February 1, 2012, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the decision by the United States Supreme Court in AT&T Mobility LLC v. Concepcion. On February 14, 2012, the Company petitioned the Second Circuit for rehearing en banc.

In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. In March 2009, the Court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motions. A case captioned Hayama Inc. v. American Express

Company, et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request that the California Superior Court stay such action. To date the Hayama action has been stayed.

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

In November 2010, two putative class action complaints making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation were filed in the United States District Court for the Eastern District of New York by Firefly Air Solutions, LLC d/b/a 128 Café and Plymouth Oil Corp. d/b/a Liberty Gas Station. In addition, in December 2010, a putative class action complaint making similar allegations, and seeking certification of a Wisconsin-only class, was filed by Treehouse Inc. d/b/a Treehouse Gift & Home in the United States District Court for the Western District of Wisconsin. In January 2011, a putative class complaint, captioned Il Forno v. American Express Centurion Bank, seeking certification of a California-only class and making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation, was filed in United States District Court for the Central District of California. These matters also had been partially stayed pending the Second Circuit’s arbitration decision in the action captioned In re American Express Merchants’ Litigation. After the partial stay was lifted, plaintiffs filed a Consolidated Class Complaint making similar allegations to the prior class allegations in the various class complaints, but dropping certain merchants as plaintiffs. After this complaint was filed, the Court again partially stayed these matters on May 18, 2011 in light of the Second Circuit’s stay of the issuance of the mandate in the action captioned In re American Express Merchants’ Litigation (described above).

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

Other Cases

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the Court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express sought to compel arbitration of the claims of all non-California residents. The motion to compel arbitration was denied by the trial court, which decision was affirmed by the California Court of Appeal in July 2007. The case went to trial in November 2008 and January to February 2009. American Express was granted judgment on all counts. The plaintiffs have appealed the Superior Court’s decision; American Express has filed a protective notice of appeal to preserve certain legal issues, and briefing on the appeal is currently in progress.

In addition, a case making the same factual allegations (purportedly on behalf of a different class of Cardmembers) as those in the Hoffman case is pending in the United States District Court for the Eastern District of New York, entitled Law Enforcement Systems v. American Express, et al. That case was stayed pending the trial in the Hoffman action. After judgment was rendered for American Express in Hoffman, the plaintiff in Law Enforcement Systems asked the Court to lift the stay and to allow plaintiff to obtain certain Cardmember information. The Court denied the request. The Company has moved to dismiss the complaint in light of the decision in Hoffman and the failure to substitute an appropriate plaintiff in the case. The plaintiff subsequently filed a motion to add a new plaintiff. Both of these motions are pending. Further, on October 30, 2008, a putative class action on behalf of American Express credit Cardmembers making the same allegations as those raised in the Hoffman and Law Enforcement Systems cases was filed in the United States District Court for the Southern District of Florida, captioned Kass v. American Express Card Services, Inc., American Express Company and

American Express Travel Related Services. On March 11, 2009, the Kass Court entered an order granting the joint motion of the parties to stay the case, and the Court also administratively closed the case.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the District Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the United States Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. In June 2010, the Company filed a motion for summary judgment with the Court, which sought dismissal of plaintiff’s complaint, and on March 29, 2011, the Court denied that motion. Trial has been scheduled to begin on May 7, 2012. The parties have reached an agreement in principle to settle the claims asserted on behalf of the damage class concerning foreign currency conversion rates, under which the Company agreed to pay $49.5 million into a settlement fund. The Court preliminarily approved that settlement on November 18, 2011. A hearing at which the Court will consider entry of an order finally approving the proposed settlement has been scheduled for April 27, 2012. The claims asserted by the injunction class concerning cardmember arbitration clauses are not included in the proposed settlement and will continue to be litigated. On January 6, 2012, the Company filed a motion requesting that the Court certify for immediate appeal that portion of its March 29, 2011, decision that denied American Express’ motion for summary judgment with respect to the claims asserted concerning cardmember arbitration clauses. That motion was fully briefed on February 21, 2012.

In June 2006, a putative class action captioned Homa v. American Express Company, et al. was filed in the United States District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the District Court deems appropriate. In May 2007, the District Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the United States Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the United States District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety. Subsequently, in response to a request by the Company, the District Court stayed the Homa action pending the outcome of a case captioned AT&T Mobility v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports the Company’s position that its motion to compel arbitration should have been granted. The Company renewed its motion to compel individual arbitration, and on August 30, 2011, the District Court granted the motion and reinstated its earlier Order compelling individual arbitration. On September 22, 2011, plaintiff appealed to the Third Circuit. Briefing regarding that appeal is presently on-going.

In June 2009, a putative class action, captioned Mesi v. American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a class of American Express Cardmembers with billing addresses in 16 different states “whose interest rates on their outstanding balances were retroactively increased” by the Company. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified injunctive relief. The complaint has been amended three times by plaintiff. On February 16, 2012, the Company filed a motion to compel arbitration and stay action.

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

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia, alleging that plaintiff received unilateral interest rate increases despite alleged promises that the rate would remain fixed. In October 2010, the Company removed the matter to federal court. In October 2010, a First Amended Class Action Complaint was filed, which included three additional named plaintiffs. Plaintiffs assert claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment, duress, violation of the New Jersey Consumer Fraud Act, violation of California’s Consumer Legal Remedies Act, violation of California’s Unfair Competition law, and violation of California’s False Advertising Act. Plaintiffs seek to certify a nationwide class of all American Express Cardmembers who received unilateral interest rate increases despite their accounts being in good standing. In November 2010, plaintiffs filed a motion seeking to remand the case from federal court back to state court, which the Court denied in April 2011. In April 2011, American Express filed a Motion to Compel Arbitration. On January 20, 2012, the District Court entered an Order administratively closing the action pending further developments in Ross v. American Express Company pending in the United States District Court for the Southern District of New York.

The Company is a defendant in a putative class action captioned Aneke, et al. v. American Express Travel Related Services, Inc., et al., filed on May 31, 2011, and pending in the United States District Court for the District of Columbia. The allegations in Aneke relate to the Company’s use of overseas call centers, which plaintiffs contend violates the federal Right to Financial Privacy Act. The Company moved to compel arbitration on an individual basis and the motion was granted on January 31, 2011. An appeal was filed on February 10, 2012. Counsel for plaintiffs in Aneke filed a similar claim against the Company, under a District of Columbia statute, titled Stein, et al. v. American Express Company, et al., pending in the Superior Court for the District of Columbia. The Company has moved to compel arbitration in Stein. Counsel for plaintiffs had also filed a third similar action, Pickman v. American Express Company, et al., under a California statute, in the California Superior Court for the County of Alameda. The Company moved to dismiss Pickman; the Court granted that motion and dismissed the Pickman action on January 27, 2012.

The Company is a defendant in the putative class action lawsuit entitled Karin O’Brien v. American Express Company, filed in the United States District Court for the Southern District of California on August 16, 2011. Plaintiff alleges the Company made telephone calls to her cellular phone without her prior express consent in an effort to collect missed payments. Plaintiff purports to assert her TCPA claims on behalf of herself and all persons within the United States who, on or after August 16, 2007, received a non-emergency telephone call from the Company to a cellular telephone through the use of an automatic telephone dialing system or an artificial or prerecorded voice and who did not provide prior express consent for such calls. On October 12, 2011, the Company filed a Motion to Compel Arbitration and Stay Action. Plaintiff seeks discovery in response to the arbitration motion, and the parties are awaiting a ruling on plaintiff’s motion to compel discovery.

The Company was named as a defendant in a putative class action captioned Khanna, et al. v. American Express Company, Trilegiant Corporation, Inc., et al., filed on September 7, 2011, in the United States District Court for the Southern District of New York. Plaintiffs alleged that American Express and other defendants worked with Trilegiant, an Internet-based provider of membership programs, clubs and services, to defraud online consumers by charging their credit or debit card accounts via deceptive and unlawful marketing and sales practices. The suit asserted claims of unjust enrichment and violations of the federal RICO Act, and sought injunctive relief, restitution and/or disgorgement of amounts wrongfully charged, and unspecified damages. The Company filed a motion to compel arbitration, which the Court granted in December 2011, and plaintiffs voluntarily dismissed the action.

International Matters

In April 2011, in a matter captioned 9085-4886 Quebec Inc. and Peter Bakopanos v. Amex Bank of Canada and Amex Canada Inc., a motion was filed in the Quebec Superior Court seeking to authorize the bringing of a class action lawsuit alleging that the non-discrimination provisions in the Canadian merchant agreement violate Canadian competition law under the price maintenance provision (section 76) of the Canadian Competition Act. The petitioners seek unspecified damages and the elimination of the non-discrimination provisions. In January 2012, the plaintiff sought leave to amend the Motion to authorize the class action to, amongst other things, add a new representative plaintiff, make an additional claim under articles 1411, 1437 and 1457 of the Quebec Civil Code and make an additional claim under section 61 of the Canadian Competition Act which was the provision dealing with price maintenance until it was repealed in 2009. The petitioners’ motion for leave to amend the motion for authorization was heard on February 7, 2012 and was taken under advisement by the Court. We have brought a motion to dismiss the class action which will be heard on the same day as the certification hearing scheduled for March 19, 2012.

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

In May 2006, in a matter captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against

Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$7.1 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$21.52 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. The appeal was heard by the Quebec Court of Appeal in September 2011 and the case is currently under advisement.

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

In November 2006, in a matter captioned Option Consommateurs and Benoit Fortin v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in July 2003), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges the defendant violated the QCPA by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the QCPA provisions, which require a 21-day grace period prior to imposing finance charges, apply to credit cards issued by Amex Bank of Canada in Quebec and all finance charges imposed within the 21 day grace period are contrary to the QCPA. The class seeks reimbursement of all such finance charges, CDN$200 in punitive damages per class member, interest, fees and costs. A motion was brought in October 2010 to extend the class period from July 18, 2000 to August 31, 2010. No discovery has been scheduled in this matter but one has taken place in a parallel class action against several banks in late 2010. Answers to written questions were due November 15, 2011 in lieu of a deposition and objections were argued on November 21, 2011.

In May 2005, a motion for authorization of a similar class action to Fortin was filed in the Superior Court of Quebec, District of Quebec City captioned Option Consommateurs and Joel-Christian St-Pierre v. Bank of Montreal, et al. alleging that Amex unlawfully charged interest 21 days from the date of the printing of the statement as opposed to the date of the mailing of the statement. The proposed class seeks reimbursement of all finance charges imposed, CDN$100 in punitive damages per class member, interest and fees and costs. The St. Pierre class motion is stayed pending final judgment in Marcotte.

In October 2007, in a matter captioned Option Consommateurs and Marylou Corriveau v. Amex Bank of Canada, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in December 2006), the Superior Court authorized a class action against Amex Bank of Canada, Canadian Imperial Bank of Commerce, National Bank of Canada, Royal Bank of Canada, Bank of Nova Scotia, Banque Laurentienne du Canada, President’s Choice Bank, Toronto Dominion Bank, Bank of Montreal, Citibank Canada, Federation de Caisses Desjardins du Quebec and MBNA Canada. The action alleges that cash advance fees for transactions in Canada or abroad cannot be charged under QCPA. The class includes all persons party to a variable credit agreement concluded in Quebec for a purpose other than the operation of a business and who paid the defendants from October 4, 2001. A motion was granted in October 2010 to extend the class period from October 4, 2001 to

September 30, 2010. It is alleged the QCPA provisions apply to credit cards issued by Amex Bank of Canada in Quebec and all cash advance fees imposed are contrary to the QCPA. The class seeks reimbursement of all such cash advance fees, CDN$200 in punitive damages per class member, interest and costs. No discovery has been scheduled in this matter but one has taken place in a parallel class action against several banks in late 2010. Answers to written questions were due November 15, 2011 in lieu of a deposition and objections were argued on November 21, 2011.

In October 2007, in a matter captioned Option Consommateurs and Serge Lamoureux v. Amex Bank of Canada, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in December 2006), the Court authorized a class action against Amex Bank of Canada, Banque du Montreal, Banque Royale du Canada, Banque Nationale du Canada, Banque Canadienne Imperiale de Commerce, Citibanque Canada, MBNA Canada and Banque de Nouvelle-Ecosse. The plaintiff alleges the defendants violated the QCPA by unilaterally increasing credit card limits without consent and charging over limit fees from January 12, 2001. There are two distinct areas of the claim. Amex is not part of the first portion of the claim dealing with the unilateral increase without consent under the QCPA. Amex is included in the second portion of the claim permitting Cardmembers to make charges at the point of sale that exceed their credit limit thereby incurring an over-limit fee for these occurrences contrary to the QCPA. The action alleges the QCPA provisions apply to credit cards issued by Amex Bank of Canada in Quebec. A motion was granted in October 2010 to extend the class period from January 12, 2001 to September 30, 2010. The class seeks reimbursement of all over-limit fees imposed, CDN$200 in punitive damages per class member, interest and costs. Discovery of Amex was held in December 2010.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2011, we had 35,541 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements, which can be found on page 105 of our 2011 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, see “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 29 and Note 23 on pages 98-99 of our 2011 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation — Equity Compensation Plans” to be contained in the Company’s definitive 2012 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 30, 2012. The information to be found under such captions is incorporated herein by reference. Our definitive 2012 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2012 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

(b)	Not applicable.

(c)	Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011
Repurchase program (1)	7,052,763	$49.64	7,052,763	38,062,159
Employee transactions (2)	—	$—	N/A	N/A
November 1-30, 2011
Repurchase program (1)	—	$—	—	38,062,159
Employee transactions (2)	31,126	$51.72	N/A	N/A
December 1-31, 2011
Repurchase program (1)	—	$—	—	38,062,159
Employee transactions (2)	—	$—	N/A	N/A
Total
Repurchase program (1)	7,052,763	$49.64	7,052,763	38,062,159
Employee transactions (2)	31,126	$51.72	N/A	N/A

(1)        As of December 31, 2011, there were approximately 38 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, we have acquired 732 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties. Future share repurchases are subject to approval by the Federal Reserve.

(2)         Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.

(3)        Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 106 of our 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 14-51 of our 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 35-38 and in Note 12 to our Consolidated Financial Statements on pages 80-83 of our 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 53-105 of our 2011 Annual Report to Shareholders are incorporated herein by reference.

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

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, appearing on pages 52-53 of our 2011 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2012 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held April 30, 2012, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	Information included under the caption “Corporate Governance at American Express — Corporate Governance Principles and Practices — Board Independence”

•	Information included in the table under the caption “Corporate Governance at American Express — Board Meetings and Board Committees — Board Committee Membership”

•

Information under the captions “Corporate Governance at American Express — Board Meetings and Board Committees — Board Committee Responsibilities — Compensation and Benefits Committee — Compensation and Benefits Committee Interlocks and Insider Participation” and “Executive Compensation — Report of the Compensation and Benefits Committee”

•	Information included under the caption “Corporate Governance at American Express — Board Meetings and Board Committees — Board Committee Responsibilities — Audit and Risk Committee”

•	Information included under the caption “Compensation of Directors”

•	Information included under the caption “Ownership of Our Common Shares”

•	Information included under the caption “Item 1 — Election of Directors”

•	Information included under the caption “Executive Compensation”

•	Information under the caption “Additional Information — Certain Relationships and Transactions”

•	Information under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance”

In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Report.

We have adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit and Risk; Compensation and Benefits; Innovation and Technology; Nominating and Governance; and Public Responsibility), our Code of Conduct (which constitutes the Company’s code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company’s main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Secretary at the Company’s headquarters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 30, 2012, is incorporated herein by reference.

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

February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/S/ KENNETH I. CHENAULT	/S/ JAN LESCHLY
Kenneth I. Chenault Chairman, Chief Executive Officer and Director	Jan Leschly Director

/s/ DANIEL T. HENRY	/S/ RICHARD C. LEVIN
Daniel T. Henry Executive Vice President and Chief Financial Officer	Richard C. Levin Director

/S/ LINDA ZUKAUCKAS	/S/ RICHARD A. MCGINN
Linda Zukauckas Executive Vice President and Comptroller	Richard A. McGinn Director

/S/ DANIEL F. AKERSON	/S/ EDWARD D. MILLER
Daniel F. Akerson Director	Edward D. Miller Director

/S/ CHARLENE BARSHEFSKY	/S/ STEVEN S REINEMUND
Charlene Barshefsky Director	Steven S Reinemund Director

/S/ URSULA M. BURNS	/S/ ROBERT D. WALTER
Ursula M. Burns Director	Robert D. Walter Director

/S/ PETER CHERNIN	/S/ RONALD A. WILLIAMS
Peter Chernin Director	Ronald A. Williams Director

/s/ THEODORE J. LEONSIS
Theodore J. Leonsis Director

February 23, 2012

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
American Express Company and Subsidiaries:
Data incorporated by reference from 2011 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		52
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		53
Consolidated statements of income for each of the three years in the period ended December 31, 2011		55
Consolidated balance sheets at December 31, 2011 and 2010		56
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2011		57
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2011		58
Notes to consolidated financial statements		59
Consent of independent registered public accounting firm	F-2
Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 5 and 26 to the Consolidated Financial Statements in our 2011 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company only, respectively.

*        *        *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2011 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Report, our 2011 Annual Report to Shareholders is not to be deemed filed as part of this report.

F-1

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, No. 333-98479 and No. 333-142710; Form S-3 No. 2-89469, No. 333-32525 and No. 333-162791) of American Express Company of our report dated February 24, 2012, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2011 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2012

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.30 and 10.38 through 10.41 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

3.4	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009).

3.5	Company’s By-Laws, as amended through February 24, 2011, (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section(b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Form of Global Note for $1,250,000,000 principal amount of 7.25% Notes due May 20, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 19, 2009).

4.3	Form of Global Note for $1,750,000,000 principal amount of 8.125% Notes due May 20, 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 19, 2009).

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.5	American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.6	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011), (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.8	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through January 1, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.9	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.10	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.11	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.12	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.13	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.14	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.20	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.21	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.22	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.23	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.24	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.26	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.27	Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

*10.28	American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012).

10.29	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.30	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.31	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.32	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.33	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001).

10.34	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.35	Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).

10.36	Consulting Services Agreement, effective July 19, 2010, by and between American Express Company and Theodore J. Leonsis (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).

10.37	Extension of Consulting Services Agreement, dated August 1, 2011, to Consulting Services Agreement, effective July 19, 2010, by and between American Express Company and Theodore J. Leonsis (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2011).

10.38	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).

10.39	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.40	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.41	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2011 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS