Form 10-Q
period 2012-03-31
AMERICAN EXPRESS CO
filed 2012-05-01
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Yes   X             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Shares (par value $.20 per share)	1,150,913,094 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2012	2011
Revenues
Non-interest revenues
Discount revenue	$4,257	$3,902
Net card fees	610	601
Travel commissions and fees	451	454
Other commissions and fees	583	529
Other	580	475

Total non-interest revenues	6,481	5,961

Interest income
Interest and fees on loans	1,611	1,555
Interest and dividends on investment securities	66	88
Deposits with banks and other	30	20

Total interest income	1,707	1,663

Interest expense
Deposits	129	137
Short-term borrowings	5	—
Long-term debt and other	440	456

Total interest expense	574	593

Net interest income	1,133	1,070

Total revenues net of interest expense	7,614	7,031

Provisions for losses
Charge card	178	198
Cardmember loans	212	(120)
Other	22	19

Total provisions for losses	412	97

Total revenues net of interest expense after provisions for losses	7,202	6,934

Expenses
Marketing, promotion, rewards and cardmember services	2,319	2,450
Salaries and employee benefits	1,635	1,522
Professional services	691	663
Other, net	784	567

Total	5,429	5,202

Pretax income	1,773	1,732
Income tax provision	517	555

Net income	$1,256	$1,177

Earnings per Common Share (Note 12):(a)
Basic	$1.07	$0.98
Diluted	$1.07	$0.97

Average common shares outstanding for earnings per common share:
Basic	1,160	1,192
Diluted	1,166	1,198
Cash dividends declared per common share	$0.20	$0.18

(a)	Represents net income less earnings allocated to participating share awards of $14 million for each of the three months ended March 31, 2012 and 2011.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2012	2011
Net income	$1,256	$1,177
Other comprehensive income (loss):
Net unrealized securities gains, net of tax of: 2012, $13; 2011, $(3)	20	1
Net unrealized derivatives gains, net of tax of: 2012, $—; 2011, $1	1	4
Foreign currency translation adjustments, net of tax of: 2012, $(122); 2011, $(120)	72	66
Net unrealized pension and other postretirement benefit gains (losses), net of tax of: 2012, $2; 2011, $(6)	6	(3)

Other comprehensive income	99	68

Comprehensive income	$1,355	$1,245

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$3,063	$3,514
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2012, $556; 2011, $470)	23,804	20,572
Short-term investment securities	215	807

Total	27,082	24,893
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2012, $7,131; 2011, $8,027), less reserves: 2012, $424; 2011, $438	41,083	40,452
Other receivables, less reserves: 2012, $88; 2011, $102	2,827	3,657
Loans
Cardmember loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2012, $31,389; 2011, $33,834), less reserves: 2012, $1,680; 2011, $1,874	58,417	60,747
Other loans, less reserves: 2012, $18; 2011, $18	465	419
Investment securities	6,679	7,147
Premises and equipment — at cost, less accumulated depreciation: 2012, $4,956; 2011, $4,747	3,451	3,367
Other assets (includes restricted cash of consolidated variable interest entities: 2012, $270; 2011, $207)	11,780	12,655

Total assets	$151,784	$153,337

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$38,219	$37,898
Travelers Cheques outstanding	4,728	5,123
Accounts payable	11,377	10,458
Short-term borrowings	3,758	4,337
Long-term debt (includes debt issued by consolidated variable interest entities: 2012, $17,477; 2011, $20,856)	56,844	59,570
Other liabilities	16,951	17,157

Total liabilities	131,877	134,543

Contingencies (Note 14)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,166 million shares as of March 31, 2012 and 1,164 million shares as of December 31, 2011	233	232
Additional paid-in capital	12,436	12,217
Retained earnings	8,015	7,221
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax of: 2012, $181; 2011, $168	308	288
Net unrealized derivatives losses, net of tax of: 2012, $(1); 2011, $(1)	-	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(581); 2011, $(459)	(610)	(682)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2012, $(231); 2011, $(233)	(475)	(481)

Total accumulated other comprehensive loss	(777)	(876)

Total shareholders’ equity	19,907	18,794

Total liabilities and shareholders’ equity	$151,784	$153,337

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2012	2011
Cash Flows from Operating Activities
Net income	$1,256	$1,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	412	97
Depreciation and amortization	254	227
Deferred taxes and other	48	(129)
Stock-based compensation	92	76
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	807	29
Other assets	473	(171)
Accounts payable and other liabilities	502	(371)
Travelers Cheques outstanding	(412)	(398)

Net cash provided by operating activities	3,432	537

Cash Flows from Investing Activities
Sale of investments	177	589
Maturity and redemption of investments	449	3,204
Purchase of investments	(58)	(272)
Net decrease in cardmember loans/receivables	1,724	2,522
Purchase of premises and equipment, net of sales: 2012, $1; 2011, $2	(266)	(255)
Acquisitions/dispositions, net of cash acquired	(2)	(577)
Net (increase) decrease in restricted cash	(76)	3,452

Net cash provided by investing activities	1,948	8,663

Cash Flows from Financing Activities
Net increase in customer deposits	267	2,011
Net (decrease) increase in short-term borrowings	(540)	92
Issuance of long-term debt	1,609	—
Principal payments on long-term debt	(4,501)	(5,731)
Issuance of American Express common shares	231	229
Repurchase of American Express common shares	(171)	—
Dividends paid	(211)	(217)

Net cash used in financing activities	(3,316)	(3,616)

Effect of exchange rate changes on cash	125	87

Net increase in cash and cash equivalents	2,189	5,671
Cash and cash equivalents at beginning of period	24,893	16,356

Cash and cash equivalents at end of period	$27,082	$22,027

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company has also focused on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of American Express Company for the year ended December 31, 2011.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates and assumptions.

In the first quarter of 2012, the Company revised the income statement reporting of annual membership card fees on lending products, increasing net card fees and reducing interest and fees on loans. Corresponding amounts in prior periods have been reclassified to conform to the current period presentation.

Certain other reclassifications of prior period amounts have been made to conform to the current presentation. The card fees revision discussed above and these other reclassifications did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Acquisitions

On March 1, 2011, the Company completed the acquisition of a controlling interest in Loyalty Partner, a leading marketing services company that operates loyalty programs in Germany, Poland and India. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. Total consideration was $616 million. The Company has an option to acquire the remaining noncontrolling equity interest (NCI) over a three-year period beginning at the end of 2013 at a price based on business performance, which had an estimated fair value of $150 million at the acquisition date.

This acquisition did not have a significant impact for the three months ended March 31, 2012 or 2011 on either the Company’s consolidated results of operations or the International Card Services (ICS) reportable segment in which it is included.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the final purchase price allocation for Loyalty Partner assets acquired and liabilities assumed:

(Millions)	Amount
Goodwill	$ 541
Definite-lived intangible assets	295
All other assets	208

Total assets	1,044
Total liabilities (including NCI)	428

Net assets acquired	$ 616

3.	Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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

Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three months ended March 31, 2012 or during the year ended December 31, 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of March 31, 2012 and December 31, 2011:

	0000	0000	0000	0000	0000	0000

	2012			2011
(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$371	$371	$—	$360	$360	$ —
Debt securities and other(b)	6,308	338	5,970	6,787	340	6,447
Derivatives(a)	1,070	—	1,070	1,516	—	1,516

Total assets	$7,749	$709	$7,040	$8,663	$700	$ 7,963

Liabilities:
Derivatives(a)	$290	$—	$290	$108	$—	$ 108

Total liabilities	$290	$—	$290	$108	$—	$ 108

(a)	Refer to Note 6 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, both on a further disaggregated basis.

(b)	The Level 1 amounts represent the Company’s holdings of U.S. Government treasury obligations at March 31, 2012 and December 31, 2011, respectively.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above) the Company applies the following valuation techniques:

Investment Securities

•

When available, quoted prices of identical investment securities in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy.

•

When quoted prices of identical investment securities in active markets are not available, the fair values for the Company’s investment securities are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. The fair values provided by the pricing services are estimated using pricing models, where the inputs to those models are based on observable market inputs or recent trades of similar securities. Such investment securities are classified within Level 2 of the fair value hierarchy. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, the Company did not apply any adjustments to prices received from the pricing services.

The Company reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, the Company corroborates the prices provided by its pricing services for reasonableness by comparing the prices from the respective pricing services to valuations obtained from different pricing sources as well as comparing prices to the sale prices received from sold securities at least quarterly. In instances where price discrepancies are identified between different pricing sources, the Company evaluates such discrepancies to ensure that the prices used for its valuation represent the fair value of the underlying investment securities. Refer to Note 6 for additional fair value information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments is estimated by a third-party valuation service that uses proprietary pricing models or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. The Company reaffirms its understanding of the valuation techniques used by the third-party valuation service at least annually. The Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s interest rate swaps is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the swap such as the notional amount, fixed coupon rate, floating coupon rate (based on interbank rates consistent with the frequency and currency of the interest cash flows) and tenor, as well as discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.

The fair value of the Company’s total return contract, which serves as a hedge against the Hong Kong dollar (HKD) change in fair value associated with the Company’s investment in the Industrial and Commercial Bank of China (ICBC), is determined based on a discounted cash flow method using the following significant inputs as of the valuation date: number of shares of the Company’s underlying ICBC investment, the quoted market price of the shares in HKD and the monthly settlement terms of the contract inclusive of price and tenor.

The fair value of foreign exchange forward contracts is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the forward contracts such as the notional amount, maturity dates and contract rate, as well as relevant foreign currency forward curves, and discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
(Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$27	$27		$23	$4	(a)	$ —
Other financial assets(b)	$45	$45		$—	$45		$ —
Financial assets carried at other than fair value
Loans, net	$59	$59	(c)	$—	$—		$ 59

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$54	$54		$—	$54		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$11	$11		$—	$11		$ —
Long-term debt	$57	$60	(c)	$—	$60		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivables (including fair values of cardmember receivables of $7.1 billion held by consolidated variable interest entities (VIEs) as of March 31, 2012), restricted cash and other miscellaneous assets.

(c)	Includes fair values of loans and long-term debt of $30.9 billion and $17.7 billion, respectively, held by consolidated VIEs as of March 31, 2012.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For the financial assets and liabilities that are not required to be measured at fair value on a recurring basis (categorized in the valuation hierarchy table above) the Company applies the following valuation techniques to measure fair value:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets Carried at Other Than Fair Value

Loans

Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans the Company uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card receivables and a lack of observable pricing inputs thereof, the Company uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments and late fee revenue), estimated pay-down rates, discount rates and relevant credit costs.

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include accrued interest, customer deposits (excluding certificates of deposit, which are described further below), Travelers Cheques outstanding, accounts payable, short-term borrowings and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

Financial Liabilities Carried at Other Than Fair Value

Certificates of Deposit

Certificates of deposit (CDs) are recorded at their historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using a discounted cash flow methodology based on the future cash flows and the discount rate that reflects the Company’s current rates for similar types of CDs within similar markets.

Long-term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes. The fair value of the Company’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, the Company uses market interest rates and adjusts that rate for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap spreads, bond yields of other long-term debt offered by the Company, and interest rates currently offered to the Company for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

The Company did not have any material assets that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2012 or during the year ended December 31, 2011.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of cardmember receivables (from charge payment products) and cardmember loans (from lending payment products) described below.

Cardmember and Other Receivables

Cardmember receivables, representing amounts due from charge payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for the Company.

Charge card customers generally must pay the full amount billed each month. Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 5), and include principal and any related accrued fees.

Accounts receivable as of March 31, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
U.S. Card Services(a)	$ 19,319	$ 20,645
International Card Services	6,736	7,222
Global Commercial Services(b)	15,298	12,829
Global Network & Merchant Services(c)	154	194

Cardmember receivables(d)	41,507	40,890
Less: Reserve for losses	424	438

Cardmember receivables, net	$ 41,083	$ 40,452

Other receivables, net(e)	$ 2,827	$ 3,657

(a)	Includes $6.6 billion and $7.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of March 31, 2012 and December 31, 2011, respectively.

(b)

Includes $0.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of both March 31, 2012 and December 31, 2011. Also includes $757 million and $563 million due from airlines, of which Delta Air Lines (Delta) comprises $535 million and $340 million as of March 31, 2012 and December 31, 2011, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.1 billion and $12.8 billion of cardmember receivables outside the United States as of March 31, 2012 and December 31, 2011, respectively.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) the Company’s travel customers and suppliers, (iii) certain merchants for billed discount revenue and (iv) other receivables due to the Company in the ordinary course of business. As of December 31, 2011, other receivables also included investments that matured on December 31, 2011, but which did not settle until January 3, 2012. Other receivables are presented net of reserves for losses of $88 million and $102 million as of March 31, 2012 and December 31, 2011, respectively.

Cardmember and Other Loans

Cardmember loans, representing amounts due from lending payment product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with the Company. The Company’s lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 5), and include principal, accrued interest and fees receivable. The Company’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off. The Company establishes reserves for interest that the Company believes will not be collected.

Loans as of March 31, 2012 and December 31, 2011 consisted of:

(Millions)	2012	2011
U.S. Card Services(a)	$51,423	$ 53,686
International Card Services	8,632	8,901
Global Commercial Services	42	34

Cardmember loans	60,097	62,621
Less: Reserve for losses	1,680	1,874

Cardmember loans, net	$58,417	$ 60,747

Other loans, net(b)	$465	$ 419

(a)	Includes approximately $31.4 billion and $33.8 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of March 31, 2012 and December 31, 2011, respectively.

(b)

Other loans primarily represent a store card loan portfolio whose billed business is not processed on the Company’s network, loans to merchants and small business installment loans. Other loans are presented net of reserves for losses of $18 million as of both March 31, 2012 and December 31, 2011.

Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of March 31, 2012 and December 31, 2011:

	00000		00000		00000		00000	00000

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$50,739		$192		$150		$342	$ 51,423
International Card Services	8,480		53		32		67	8,632
Cardmember Receivables:
U.S. Card Services	$18,946		$108		$82		$183	$ 19,319
International Card Services(a)	(b	)	(b	)	(b	)	70	6,736
Global Commercial Services(a)	(b	)	(b	)	(b	)	95	15,298

2011 (Millions)
Cardmember Loans:
U.S. Card Services	$52,930		$218		$165		$373	$ 53,686
International Card Services	8,748		52		32		69	8,901
Cardmember Receivables:
U.S. Card Services	$20,246		$122		$81		$196	$ 20,645
International Card Services(a)	(b	)	(b	)	(b	)	63	7,222
Global Commercial Services(a)	(b	)	(b	)	(b	)	109	12,829

(a)

For cardmember receivables in ICS and Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A cardmember account is considered 90 days past billing if payment has not been received within 90 days of the cardmember’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing the associated cardmember receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Historically, data for periods prior to 90 days past billing are not available due to system constraints. Therefore, it has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Loans and Receivables

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2012			2011
	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Cardmember Loans:
U.S. Card Services	2.3%	2.6%	1.3%	3.7%	4.1%	1.8%
International Card Services	2.1%	2.7%	1.8%	3.2%	3.9%	2.4%
Cardmember Receivables:
U.S. Card Services	2.3%	2.5%	1.9%	1.7%	1.8%	1.8%

			2012		2011
			Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International Card Services			0.15%	1.0%	0.15%	1.0%
Global Commercial Services			0.08%	0.6%	0.06%	0.7%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. Because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

Refer to Note 5 for additional indicators, including external environmental factors, that management considers in its monthly evaluation process for reserves for losses.

Impaired Loans and Receivables

Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance restructured loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan and receivable agreement. The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans, and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

The Company may modify, through various company sponsored programs, cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses while providing cardmembers with temporary or permanent financial relief. The Company has classified cardmember loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the cardmember exits the modification program, and (iv) placing the cardmember on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled, or in certain cases suspended until the cardmember successfully exits the modification program. In accordance with the modification agreement with the cardmember, loans with modified terms will revert back to the original contractual terms (including contractual interest rate) when the cardmember exits the modification program,

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

either (i) when all payments have been made in accordance with the modification agreement or (ii) the cardmember defaults out of the modification program. In either case, the Company establishes a reserve for cardmember interest charges considered to be uncollectible. The performance of a loan or a receivable modified as a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of modification programs remains uncertain, the Company believes the programs improve the cumulative loss performance of such loans and receivables.

Reserves for cardmember loans and receivables modified as TDRs are determined by the difference between the cash flows expected to be received from the cardmember, taking into consideration the probability of subsequent defaults, discounted at the original effective interest rates, and the carrying value of the cardmember loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement, including the component due to the passage of time, are included in the provision for losses in the Consolidated Statements of Income.

The following table provides additional information with respect to the Company’s impaired cardmember loans and receivables, which are not significant for ICS and GCS, as of March 31, 2012 and December 31, 2011:

	$0000	$0000	$0000	$0000	$0000	$0000

2012 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)

Cardmember Loans:
U.S. Card Services	$58	$473	$754	$1,285	$1,226	$180
International Card Services	66	5	8	79	77	1
Cardmember Receivables:
U.S. Card Services	—	—	145	145	137	110

Total	$124	$478	$907	$1,509	$1,440	$291

2011 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)

Cardmember Loans:
U.S. Card Services	$64	$529	$736	$1,329	$1,268	$174
International Card Services	67	6	8	81	80	2
Cardmember Receivables:
U.S. Card Services	—	—	174	174	165	118

Total	$131	$535	$918	$1,584	$1,513	$294

(a)

The Company’s policy is generally to accrue interest through the date of write-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected. Excludes loans modified as a TDR.

(b)

Non-accrual loans not in modification programs include certain cardmember loans placed with outside collection agencies for which the Company has ceased accruing interest. The Company’s policy is not to resume the accrual of interest on these loans. Payments received are applied against the recorded loan balance. Interest income is recognized on a cash basis for any payments received after the loan balance has been paid in full. Excludes loans modified as a TDR.

(c)

The total loans and receivables modified as a TDR include $411 million and $410 million that are non-accrual and $4 million and $4 million that are past due 90 days and still accruing interest as of March 31, 2012 and December 31, 2011, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans and receivables, which are not significant for ICS and GCS, during the three months ended March 31:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000

	2012		2011
(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$16	$1,307	$18	$ 2,036
International Card Services	4	80	9	130
Cardmember Receivables:
U.S. Card Services	—	160	—	118

Total	$20	$1,547	$27	$ 2,284

Cardmember Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the cardmember loans and receivables modified as TDRs, which are not significant for ICS, during the three months ended March 31:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000

	2012			2011
(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	32	$229	$223	42	$320	$ 306
U.S. Card Services — Cardmember Receivables	11	128	125	12	93	90

Total(b)	43	$357	$348	54	$413	$ 396

(a)	Includes principal and accrued interest.

(b)

The difference between the pre- and post-modification outstanding balances is attributable to amounts charged off for cardmember loans and receivables being resolved through the Company’s short-term settlement programs.

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

The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:

•

Interest Rate Reduction: For the three months ended March 31, 2012 and 2011, the average interest rate reduction was 13 and 11 percentage points, respectively, which did not have a significant impact on interest and fees on loans in the Consolidated Statements of Income. The Company does not offer interest rate reduction programs for U.S. Card Services (USCS) cardmember receivables as these receivables are non-interest bearing.

•

Outstanding Balance Reduction: The table above presents the financial effects to the Company as a result of reducing the outstanding balance for Short-Term Settlement Programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written-off or will be written-off upon successful completion of the settlement program.

•

Payment Term Extension: For the three months ended March 31, 2012 and 2011, the average payment term extension was approximately 15 months for USCS cardmember receivables. For USCS cardmember loans, there have been no payment term extensions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three months ended March 31, 2012 and 2011, with respect to the cardmember loans and receivables modified as TDRs on which there was a default within the previous 12 months of modification. A cardmember will default from a modification program after one and up to three consecutive missed payments, depending on the terms of the modification program. The defaulted ICS cardmember loan modifications were not significant.

	000	000	000	000

	2012		2011
(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	9	$63	14	$ 109
U.S. Card Services — Cardmember Receivables	1	12	2	12

Total	10	$75	16	$ 121

(a)	The outstanding balance includes principal and accrued interest.

5.	Reserves for Losses

Reserves for losses relating to cardmember loans and receivables represent management’s best estimate of the losses inherent in the Company’s outstanding portfolio of loans and receivables. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors including leading economic and market indicators such as the unemployment rate, home price indices, Gross Domestic Product, non-farm payrolls, personal consumption expenditures index, consumer confidence index, bankruptcy filings and the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the losses inherent within the cardmember receivable portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification and recoveries are recognized on a cash basis as collected.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the three months ended March 31:

	1234567890	1234567890

(Millions)	2012	2011
Balance, January 1	$438	$386
Additions:
Provisions(a)	149	160
Other(b)	29	38

Total provision	178	198

Deductions:
Net write-offs(c)	(182)	(132)
Other(d)	(10)	(31)

Balance, March 31	$424	$421

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $93 million and $84 million for the three months ended March 31, 2012 and 2011, respectively.

(d)	Includes net write-offs resulting from unauthorized transactions and foreign currency translation adjustments.

Cardmember Receivables Evaluated Individually and Collectively for Impairment

The following table presents cardmember receivables evaluated individually and collectively for impairment and related reserves as of March 31, 2012 and December 31, 2011:

(Millions)	2012	2011
Cardmember receivables evaluated individually for impairment(a)	$145	$174
Related reserves(a)	$110	$118

Cardmember receivables evaluated collectively for impairment	$41,362	$40,716
Related reserves	$314	$320

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2012	2011
Balance, January 1	$1,874	$3,646
Additions:
Provisions(a)	185	(139)
Other(b)	27	19

Total provision	212	(120)

Deductions:
Net write-offs – principal(c)	(349)	(535)
Net write-offs – interest and fees(c)	(44)	(61)
Other(d)	(13)	(9)

Balance, March 31	$1,680	$2,921

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Primarily provisions for unauthorized transactions.

(c)	Includes recoveries of $133 million and $150 million, respectively. Recoveries of interest and fees were de minimis.

(d)	Includes net write-offs for unauthorized transactions and foreign currency translation adjustments.

Cardmember Loans Evaluated Individually and Collectively for Impairment

The following table presents cardmember loans evaluated individually and collectively for impairment and related reserves as of March 31, 2012 and December 31, 2011:

(Millions)	2012	2011
Cardmember loans evaluated individually for impairment(a)	$762	$ 744
Related reserves(a)	$181	$ 176

Cardmember loans evaluated collectively for impairment(b)	$59,335	$ 61,877
Related reserves(b)	$1,499	$ 1,698

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 4 for further information.

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

Investment securities include debt and equity securities classified as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in Accumulated Other Comprehensive Income (AOCI), net of income taxes. Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of investment securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of investment securities as of March 31, 2012 and December 31, 2011:

	123456	123456	123456	123456	123456	123456	123456	123456

	2012				2011
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$4,788	$130	$(40)	$4,878	$4,968	$103	$(72)	$ 4,999
U.S. Government agency obligations	3	—	—	3	352	2	—	354
U.S. Government treasury obligations	330	8	—	338	330	10	—	340
Corporate debt securities(a)	628	7	(2)	633	626	9	(3)	632
Mortgage-backed securities(b)	253	16	—	269	261	17	—	278
Equity securities(c)	90	281	—	371	95	265	—	360
Foreign government bonds and obligations	125	10	—	135	120	10	—	130
Other(d)	51	1	—	52	54	—	—	54

Total	$6,268	$453	$(42)	$6,679	$6,806	$416	$(75)	$ 7,147

(a)

Each of the March 31, 2012 and December 31, 2011 balances include, on a cost basis, $0.6 billion of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)	Primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC).

(d)	Other is comprised of investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011:

	123456	123456	123456	123456	123456	123456	123456	123456

	2012				2011
(Millions)	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$223	$(5)	$465	$(35)	$—	$—	$1,094	$(72)
Corporate debt securities	16	(1)	3	(1)	15	(2)	2	(1)

Total	$239	$(6)	$468	$(36)	$15	$(2)	$1,096	$(73)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2012 and December 31, 2011:

	123456	123456	123456	123456	123456	123456	123456	123456	123456

(Dollars in millions)	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2012:
90%–100%	33	$239	$(6)	41	$344	$(18)	74	$583	$(24)
Less than 90%	—	—	—	10	124	(18)	10	124	(18)

Total as of March 31, 2012	33	$239	$(6)	51	$468	$(36)	84	$707	$(42)

2011:
90%–100%	—	$—	$—	114	$884	$(35)	114	$884	$(35)
Less than 90%	1	15	(2)	22	212	(38)	23	227	(40)

Total as of December 31, 2011	1	$15	$(2)	136	$1,096	$(73)	137	$1,111	$(75)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Overall, for the investment securities in gross unrealized loss positions identified above, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2012 or the year ended December 31, 2011.

Supplemental Information

Gross realized gains on sales of investment securities, included in other non-interest revenues for the three months ended March 31, 2012 and 2011, were $24 million and nil, respectively. There were no gross realized losses for the three months ended March 31, 2012 and 2011.

Contractual maturities of investment securities, excluding equity securities and other securities, as of March 31, 2012 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$ 657	$ 663
Due after 1 year but within 5 years	394	400
Due after 5 years but within 10 years	221	233
Due after 10 years	4,855	4,960

Total	$ 6,127	$ 6,256

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

Cardmember receivables are transferred to the American Express Issuance Trust (the Charge Trust) and cardmember loans are transferred to the American Express Credit Account Master Trust (the Lending Trust). The Charge Trust and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying cardmember receivables and loans.

TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $0.9 billion of subordinated securities issued by the Lending Trust as of March 31, 2012. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both the Charge Trust and the Lending Trust.

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

There was approximately $5 million and $15 million of restricted cash held by the Charge Trust as of March 31, 2012 and December 31, 2011, respectively, and approximately $265 million and $192 million of restricted cash held by the Lending Trust as of March 31, 2012 and December 31, 2011, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Charge Trust and Lending Trust Triggering Events

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the three months ended March 31, 2012 and the year ended December 31, 2011, no such triggering events occurred.

8.	Customer Deposits

As of March 31, 2012 and December 31, 2011, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2012	2011
U.S.:
Interest-bearing	$ 37,537	$ 37,271
Non-interest-bearing	4	4
Non-U.S.:
Interest-bearing	667	612
Non-interest-bearing	11	11

Total customer deposits	$ 38,219	$ 37,898

Customer deposits were aggregated by deposit type offered by the Company as of March 31, 2012 and December 31, 2011 as follows:

(Millions)	2012	2011
U.S. retail deposits:
Savings accounts – Direct	$ 15,795	$ 14,649
Certificates of deposit:
Direct	965	893
Third party	9,684	10,781
Sweep accounts – Third party	11,093	10,948
Other deposits	682	627

Total customer deposits	$ 38,219	$ 37,898

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturities of certificates of deposit as of March 31, 2012 were as follows:

	$00,000,000	$00,000,000	$00,000,000

(Millions)	U.S.	Non-U.S.	Total
2012	$2,138	$429	$ 2,567
2013	4,843	3	4,846
2014	2,554	—	2,554
2015	282	—	282
2016	609	—	609
After 5 years	223	—	223

Total	$10,649	$432	$ 11,081

As of March 31, 2012 and December 31, 2011, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)		2012	2011
U.S.		$633	$ 580
Non-U.S.		352	304

Total		$985	$ 884

9.	Derivatives and Hedging Activities

The Company uses derivative financial instruments (derivatives) to manage exposures to various market risks. Derivatives derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not engage in derivatives for trading purposes.

Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk exposure is primarily generated by:

•	Interest rate risk in its card, insurance and Travelers Cheque businesses, as well as its investment portfolios; and

•	Foreign exchange risk in its operations outside the United States and the associated funding of such operations.

The Company centrally monitors market risks using market risk limits and escalation triggers as defined in its market risk policy.

The Company’s market exposures are in large part byproducts of the delivery of its products and services. Interest rate risk arises through the funding of cardmember receivables and fixed-rate loans with variable-rate borrowings as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime and LIBOR.

Interest rate exposure within the Company’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations or to convert variable-rate debt obligations to fixed-rate obligations. The Company may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign exchange risk is generated by cardmember cross-currency charges, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards, and cross-currency swap contracts, which can help mitigate the Company’s exposure to specific currencies.

In addition to the exposures identified above, effective August 1, 2011, the Company entered into a total return contract (TRC) to hedge its exposure to changes in the fair value of its equity investment in ICBC in local currency. Under the terms of the TRC, the Company receives from the TRC counterparty an amount equivalent to any reduction in the fair value of its investment in ICBC in local currency, and in return the Company pays to the TRC counterparty an amount equivalent to any increase in the fair value of its investment in local currency, along with all dividends paid by ICBC, as well as on-going hedge costs. The TRC matures on August 1, 2014.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by the Company and rated as investment grade. Counterparty risk exposures are centrally monitored by the Company. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of March 31, 2012 and December 31, 2011, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2012 and December 31, 2011:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$918	$999	$—	$—
Cash flow hedges	—	—	—	1
Total return contract
Fair value hedge	42	13	—	—
Foreign exchange contracts
Net investment hedges	40	344	182	44

Total derivatives designated as hedging instruments	$1,000	$1,356	$182	$45

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$1	$—	$—
Foreign exchange contracts, including certain embedded derivatives(a)	70	159	106	60
Equity-linked embedded derivative(b)	—	—	2	3

Total derivatives not designated as hedging instruments	70	160	108	63

Total derivatives, gross	$1,070	$1,516	$290	$108

Cash collateral netting(c)	(591)	(587)	—	—

Derivative asset and derivative liability netting(c)	(14)	(14)	(14)	(14)

Total derivatives, net	$465	$915	$276	$94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)

As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when the Company enters into the contracts. In accordance with its risk management policies, the Company structures its hedges with terms similar to that of the item being hedged. The Company formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue the application of hedge accounting.

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk.

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of March 31, 2012 and December 31, 2011, the Company hedged $18.7 billion and $17.1 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

relationship between 3-month LIBOR and 1-month LIBOR, as basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value resulting from changes in interest rates. The existing basis adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a TRC to transfer this exposure to its derivative counterparty. As of March 31, 2012 and December 31, 2011, the fair value of the equity investment in ICBC was $369 million (572.7 million shares) and $359 million (605.4 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three months ended March 31:

	123456	123456	123456	123456	123456	123456	123456	123456

	Gains (losses) recognized in income
(Millions)	Derivative contract			Hedged item			Net hedge
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount		ineffectiveness(a)
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(83)	$(158)	Other, net expenses	$69	$139	$(14)	$(19)
Total return contract	Other non-interest revenues	(32)	—	Other non-interest revenues	32	—	—	—

(a)	Net hedge ineffectiveness on the TRC is reclassified from other non-interest revenues to other expenses.

The Company also recognized a net reduction in interest expense on long-term debt of $122 million and $125 million for the three months ended March 31, 2012 and 2011, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of March 31, 2012 and December 31, 2011, the Company hedged $315 million and $305 million, respectively, of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $0.3 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges is recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change.

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income for the three months ended March 31:

	Gains (losses) recognized in income
		Amount reclassified from AOCI into income			Net hedge ineffectiveness
(Millions)	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$ —	$(8)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$ —	$—	Other, net expenses	$—	$(3)

(a)	During the three months ended March 31, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

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

The Company has certain operating agreements containing payments that may be linked to a market rate or price, primarily foreign currency rates. The payment components of these agreements may meet the definition of an embedded derivative, in which case the embedded derivative is accounted for separately and is classified as a foreign exchange contract based on its primary risk exposure. In addition, the Company holds an investment security containing an embedded equity-linked derivative.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on pre-tax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three months ended March 31:

	Pre-tax gains (losses)
(Millions)		Amount
Description	Income Statement Line Item	2012	2011
Interest rate contracts	Other, net expenses	$(1)	$ 2
Foreign exchange contracts(a)	Interest and dividends on investment securities	—	2
	Interest expense on short-term borrowings	—	1
	Interest expense on long-term debt and other	—	30
	Other, net expenses	(102)	19
Equity-linked contract	Other non-interest revenues	1	1

Total		$(102)	$ 55

(a)

For the three months ended March 31, 2012 and 2011, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other expenses.

10.	Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business which are within the scope of GAAP governing the accounting for guarantees.

In relation to its maximum potential undiscounted future payments as shown in the table that follows, to date the Company has not experienced any significant losses related to guarantees. The Company’s initial recognition of guarantees is at fair value, which has been determined in accordance with GAAP governing fair value measurement. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

The following table provides information related to such guarantees as of March 31, 2012 and December 31, 2011:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)
Type of Guarantee	2012	2011	2012	2011
Card and travel operations(c)	$45	$51	$98	$ 96
Other(d)	1	1	99	98

Total	$46	$52	$197	$ 194

(a)

Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes. The Company mitigates this risk by withholding settlement from the merchant or obtaining deposits and other guarantees from merchants considered higher risk due to various factors. The amounts being held by the Company are not significant when compared to the maximum potential undiscounted future payments.

(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Includes Return Protection, Account Protection and Merchant Protection, all of which the Company offers directly to cardmembers.

(d)	Primarily includes guarantees related to the Company’s business dispositions and real estate.

11.	Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of the Company’s federal tax returns for years through 2004, however refund claims for those years continue to be reviewed by the IRS. In addition, the Company is currently under examination by the IRS for the years 2005 through 2007.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $902 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $902 million of unrecognized tax benefits, approximately $685 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $217 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended March 31, 2012(b)	Three Months Ended March 31, 2011	Year Ended December 31, 2011(c)
Effective tax rate(a)	29.2%	32.0%	29.6%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

(b)	The income tax provision for the three months ended March 31, 2012 includes a $50 million tax benefit related to the realization of certain foreign tax credits.

(c)

The income tax provision for the year ended December 31, 2011 included benefits related to the realization of certain foreign tax credits as well as the favorable resolution of certain prior years’ tax items.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2012	2011
Numerator:
Basic and diluted:
Net income	$1,256	$1,177
Earnings allocated to participating share awards(a)	(14)	(14)

Net income attributable to common shareholders	$1,242	$1,163

Denominator:(a)
Basic: Weighted-average common stock	1,160	1,192
Add: Weighted-average stock options(b)	6	6

Diluted	1,166	1,198

Basic EPS	$1.07	$0.98
Diluted EPS	$1.07	$0.97

(a)

The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

(b)

For the three months ended March 31, 2012 and 2011, the dilutive effect of unexercised stock options excludes 8 million and 23 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.

For the three months ended March 31, 2012 and 2011, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Details of Certain Consolidated Statements of Income Line Items

The following is a detail of other commissions and fees for the three months ended March 31:

(Millions)	2012	2011
Foreign currency conversion revenue	$207	$ 213
Delinquency fees	162	143
Service fees	93	87
Other	121	86

Total other commissions and fees	$583	$ 529

The following is a detail of other revenues for the three months ended March 31:

(Millions)	2012	2011
Global Network Services partner revenues	$151	$ 146
Insurance premium revenue	85	62
Gain on investment securities	24	—
Other	320	267

Total other revenues	$580	$ 475

Other revenues include revenues arising from contracts with Global Network Services (GNS) partners including royalties and signing fees, insurance premiums earned from cardmember travel and other insurance programs, publishing revenues and other miscellaneous revenues and fees.

The following is a detail of marketing, promotion, rewards and cardmember services for the three months ended March 31:

(Millions)	2012	2011
Marketing and promotion	$631	$ 709
Cardmember rewards	1,467	1,577
Cardmember services	221	164

Total marketing, promotion, rewards and cardmember services	$2,319	$ 2,450

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Cardmember rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Cardmember services expense includes protection plans and complimentary services provided to cardmembers.

The following is a detail of other, net expense for the three months ended March 31:

(Millions)	2012	2011
Occupancy and equipment	$438	$ 394
Communications	96	95
MasterCard and Visa settlements, net of legal fees	—	(213)
Other	250	291

Total other, net expense	$784	$ 567

Other, net expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation and insurance costs or settlements and certain Loyalty Partner expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of March 31, 2012, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses its material legal proceedings and governmental examinations under Item 1. Legal Proceedings in Part II. Other Information and under “Legal Proceedings” in its Annual Report on Form 10-K for the year ended December 31, 2011 (collectively, Legal Proceedings).

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. As discussed below, there may be instances in which an exposure to loss exceeds the accrued liability. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued or revision to the disclosed estimated range of possible losses, as applicable.

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

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues such that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $510 million in excess of any accrued liability related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s earnings for that period.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Reportable Operating Segments

The Company is a leading global payments and travel company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network & Merchant Services (GNMS). Corporate functions and auxiliary businesses, including the Company’s publishing business, the Enterprise Growth Group (including the Global Prepaid Group), as well as other Company operations are included in Corporate & Other.

The following table presents certain operating segment information for the three months ended March 31:

(Millions)	2012	2011
Non-interest revenues:
USCS	$2,754	$2,522
ICS	1,106	1,017
GCS	1,216	1,177
GNMS	1,186	1,088
Corporate & Other, including adjustments and eliminations(a)	219	157

Total	$6,481	$5,961

Interest income:
USCS	$1,314	$1,258
ICS	293	297
GCS	3	2
GNMS	4	1
Corporate & Other, including adjustments and eliminations(a)	93	105

Total	$1,707	$1,663

Interest expense:
USCS	$184	$203
ICS	100	106
GCS	62	58
GNMS	(58)	(48)
Corporate & Other, including adjustments and eliminations(a)	286	274

Total	$574	$593

Total revenues, net of interest expense:
USCS	$3,884	$3,577
ICS	1,299	1,208
GCS	1,157	1,121
GNMS	1,248	1,137
Corporate & Other, including adjustments and eliminations(a)	26	(12)

Total	$7,614	$7,031

Net income (loss):
USCS	$752	$555
ICS	197	189
GCS	177	184
GNMS	357	313
Corporate & Other, including adjustments and eliminations(a)	(227)	(64)

Total	$1,256	$1,177

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

American Express is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:

•	charge and credit card products;

•	expense management products and services;

•	consumer and business travel services;

•	stored-value products such as Travelers Cheques and other prepaid products;

•	network services;

•	merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants; and

•	fee services, including market and trend analyses and related consulting services, fraud prevention services, and the design of customized customer loyalty and rewards programs.

The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

The Company competes in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment mechanisms, systems and products. As the payments industry continues to evolve, the Company is facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, who leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In 2009, the Company established the Enterprise Growth Group, which focuses on generating alternative sources of global revenues in areas such as online and mobile payments and fee-based services. In addition to the Enterprise Growth Group, the Company is seeking to transform all of its businesses for the digital marketplace, including increasing the Company’s share of online spend across all products and enhancing customers’ digital experiences.

The Company’s products and services generate the following types of revenue for the Company:

•

Discount revenue, which is the Company’s largest revenue source, represents fees charged to merchants when cardmembers use their cards to purchase goods and services at merchants on the Company’s network;

•	Net card fees, which represent revenue earned for annual card membership fees;

•	Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments;

•

Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services’ (GNS) partners (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees; and

•	Interest and fees on loans, which principally represents interest income earned on outstanding balances.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for cardmember credit and fraud losses.

Financial Targets

The Company seeks to achieve three financial targets, on average and over time:

•	Revenues net of interest expense growth of at least 8 percent;

•	Earnings per share (EPS) growth of 12 to 15 percent; and

•	Return on average equity (ROE) of 25 percent or more.

If the Company achieves its EPS and ROE targets, it will seek to return on average and over time 50 percent of the capital it generates to shareholders as dividends or through the repurchases of common stock, which may be subject to certain regulatory restrictions as described herein.

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

Current Economic Environment/Outlook

The Company’s results for the first quarter of 2012 reflected a continuation of the positive business trends evident during the last several quarters. During the quarter cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses, despite comparisons to relatively strong performance in the prior year as well as a challenging global economic environment.

While the positive impacts of strong billings growth, modestly higher cardmember borrowing levels and higher other non-interest revenues were partially offset by significantly lower lending reserve releases this quarter as compared to a year ago, the strong billings growth and well-contained total expense growth provided the Company with the opportunity to invest in the business and also generate strong earnings. The Company continues to focus its investments on both driving near-term metrics and building capabilities that will benefit the medium- to long-term success of the Company.

The Company’s favorable credit trends contributed to stable lending loss rates near all-time lows and a reduction in overall loss reserve levels, although provision expense for the first quarter of 2012 increased in light of the significantly lower lending reserve releases referred to above. Going forward, the Company expects the benefits to its results from reserve releases to diminish.

Despite the Company’s continued momentum, competition remains extremely intense across all of its businesses. In addition, the global economic environment remains uncertain. The current instability in Europe in particular, and concerns about sovereign defaults and the creditworthiness and liquidity of the European banking systems, could adversely affect global economic conditions, including potentially negatively affecting consumer and corporate confidence and spending, disrupting the debt and equity markets and impacting foreign exchange rates. European billed business accounted for approximately 11 percent of the Company’s total billed business for the quarter ended March 31, 2012. The Company also received the last litigation settlement payments from MasterCard and Visa in 2011 and continues to face difficult year-over-year comparisons in light of strong 2011 volume and credit performance. Due to these factors, the Company is continuing to implement its plan to grow operating expenses (i.e., expenses other than marketing, promotion, rewards and cardmember services) more slowly than revenues over the next two to three years.

American Express Company

Selected Statistical Information

Refer to “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing in the tables below.

Three Months Ended March 31,	2012	2011
Card billed business:(billions)
United States	$139.6	$124.1
Outside the United States	71.6	63.8

Total	$211.2	$187.9

Total cards-in-force:(millions)
United States	50.9	49.4
Outside the United States	47.8	43.0

Total	98.7	92.4

Basic cards-in-force:(millions)
United States	39.6	38.3
Outside the United States	38.2	34.4

Total	77.8	72.7

Average discount rate	2.53%	2.55%
Average basic cardmember spending (dollars)(a)	$3,772	$3,438
Average fee per card (dollars)(a)	$38	$39
Average fee per card adjusted (dollars)(a)	$42	$42

(a)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $65 million and $54 million for the three months ended March 31, 2012 and 2011, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2012	2011
Worldwide cardmember receivables
Total receivables	$41.5	$37.7
Loss reserves (millions)
Beginning balance	$438	$386
Provisions(a)	149	160
Other additions(b)	29	38
Net write-offs(c)	(182)	(132)
Other deductions(d)	(10)	(31)

Ending balance	$424	$421

% of receivables	1.0%	1.1%
Net write-off rate — principal — USCS(e)	2.3%	1.7%
Net write-off rate — principal and fees — USCS(e)	2.5%	1.8%
30 days past due as a % of total — USCS	1.9%	1.8%
Net loss ratio as a % of charge volume — ICS/GCS	0.11%	0.09%
90 days past billing as a % of total — ICS/GCS	0.7%	0.8%

Worldwide cardmember loans
Total loans	$60.1	$57.8
Loss reserves (millions)
Beginning balance	$1,874	$3,646
Provisions(a)	185	(139)
Other additions(b)	27	19
Net write-offs — principal(c)	(349)	(535)
Net write-offs — interest and fees(c)	(44)	(61)
Other deductions(d)	(13)	(9)

Ending balance	$1,680	$2,921

Ending Reserves — principal	$1,622	$2,839
Ending Reserves — interest and fees	$58	$82
% of loans	2.8%	5.1%
% of past due	201%	263%
Average loans	$60.7	$58.5
Net write-off rate — principal only(e)	2.3%	3.7%
Net write-off rate — principal, interest and fees(e)	2.6%	4.1%
30 days past due as a % of total	1.4%	1.9%
Net interest income divided by average loans(f)	7.5%	7.4%
Net interest yield on cardmember loans(f)	9.2%	9.2%

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Primarily provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) interest and/or fees, less recoveries.

(d)	Includes net write-offs resulting from unauthorized transactions and foreign currency translation adjustments.

(e)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(f)

Refer to the following table for calculation of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. Net interest income divided by average loans includes elements of total interest income and total interest expense that are not attributable to the cardmember loan portfolio such as interest income and interest expense attributable to investment securities and other interest-bearing deposits, and interest expense attributable to other activities, including cardmember receivables, and thus is not representative of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loan portfolio.

American Express Company

Selected Statistical Information

(continued)

Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31, (Millions, except percentages and where indicated)	2012	2011
Net interest income	$1,133	$1,070
Average loans (billions)	$60.7	$58.5
Adjusted net interest income	$1,388	$1,326
Adjusted average loans (billions)	$60.5	$58.3
Net interest income divided by average loans	7.5%	7.4%
Net interest yield on cardmember loans	9.2%	9.2%

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

The Company’s consolidated net income for the three months ended March 31, 2012 increased $79 million or 7 percent to $1.3 billion and diluted EPS increased by $0.10 to $1.07, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense and total expenses increased by approximately 8 percent and 4 percent, respectively, and total provisions for losses increased by over 100 percent for the three months ended March 31, 2012, as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates from 2011 to 2012, total revenues net of interest expense and total expenses increased 9 percent and 5 percent, respectively.1

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the three months ended March 31, 2012 of $7.6 billion increased $583 million or 8 percent from 2011. The increase in total revenues net of interest expense primarily reflects higher discount revenue, increased other revenues, higher net interest income, higher other commissions and fees, and higher net card fees, partially offset by lower travel commissions and fees.

Discount revenue for the three months ended March 31, 2012 increased $355 million or 9 percent as compared to 2011, to $4.3 billion as a result of 12 percent growth in billed business volumes, partially offset by a slight decline in the average discount rate. The lower revenue growth versus total billed business growth reflects the relatively faster growth in billed business related to GNS, where the Company shares the discount revenue with card issuing partners, and higher contra-revenue items, including corporate incentive payments and cash rebate awards. The average discount rate was 2.53 percent and 2.55 percent for the three months ended March 31, 2012 and 2011, respectively.

[1]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended March 31, 2012 apply to the period against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

U.S. billed business and billed business outside the United States both increased 12 percent for the three months ended March 31, 2012 as compared to the same period in the prior year. The increase in billed business both within the United States and outside the United States reflected an increase in average spending per proprietary basic card and an increase in basic cards-in-force. The worldwide billings growth rate was also impacted by the extra Leap Year day in February.

The table below summarizes selected statistics for billed business and average spend during the three months ended March 31, 2012 compared to the same period in the prior year.

	2012
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	12%	13%
Proprietary billed business	12	12
GNS billed business(c)	17	17
Average spending per proprietary basic card	10	10
Basic cards-in-force	7
United States(b)
Billed business	12
Average spending per proprietary basic card	10
Basic cards-in-force	3
Proprietary consumer card billed business(d)	10
Proprietary small business billed business(d)	16
Proprietary Corporate Services billed business(e)	15
Outside the United States(b)
Billed business	12	13
Average spending per proprietary basic card	8	8
Basic cards-in-force	11
Proprietary consumer and small business billed business(f)	8	9
Proprietary Corporate Services billed business(e)	10	12

(a)	Refer to footnote 1 on page 37 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the Global Network & Merchant Services (GNMS) segment.

(d)	Included in the U.S. Card Services (USCS) segment.

(e)	Included in the Global Commercial Services (GCS) segment.

(f)	Included in the International Card Services (ICS) segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States grew 18 percent in Japan, Asia Pacific and Australia (JAPA), 14 percent in Latin America and Canada (LACC), and 6 percent in Europe, the Middle East and Africa (EMEA)2.

Total cards-in-force increased 7 percent worldwide due to a 16 percent increase in GNS, a 3 percent increase in USCS, a 3 percent increase in ICS and a 1 percent decrease in GCS. During the three months ended March 31, 2012, total cards-in-force increased by 300,000 in the United States and increased by 1,000,000 outside the United States compared to the first quarter of 2011.

Travel commissions and fees decreased $3 million or 1 percent to $451 million, primarily due to lower supplier revenue resulting from the timing of certain supplier contracts, partially offset by a 3 percent increase in worldwide travel sales.

[2]	Refer to footnote 1 on page 37 relating to changes in foreign exchange rates.

Other commissions and fees increased $54 million or 10 percent to $583 million, primarily driven by revenues related to Loyalty Partner operations, partially offset by lower foreign currency conversion fee revenue.

Other revenues increased $105 million or 22 percent to $580 million, primarily reflecting higher partner royalty revenues and the favorable effects of revised estimates in the liability for uncashed Travelers Cheques in international markets.

Interest income increased $44 million or 3 percent to $1.7 billion for the three months ended March 31, 2012 compared to the same period in the prior year. Interest and fees on loans increased $56 million or 4 percent, driven by a 4 percent increase in average cardmember loans, which was partially offset by slightly lower yields. Interest and dividends on investment securities decreased $22 million or 25 percent to $66 million, primarily reflecting decreased investment levels. Interest on deposits with banks and others increased $10 million or 50 percent to $30 million, primarily due to higher average deposit balances compared to the same period in 2011.

Interest expense decreased $19 million or 3 percent to $574 million for the three months ended March 31, 2012 compared to the same period in 2011. Interest on deposits decreased $8 million or 6 percent to $129 million, as an increase in balances was more than offset by a lower cost of funds. Interest on long-term debt decreased $16 million or 4 percent, reflecting lower average long-term debt balances, partially offset by the reclassification of cross currency funding hedge-related income from interest expense on long-term debt and other to other expenses in the first quarter of 2012.

Provisions for Losses

Provisions for losses of $412 million for the three months ended March 31, 2012 increased $315 million overall, or over 100 percent compared to the same period in 2011. Charge card provisions for losses decreased $20 million or 10 percent, driven, in part, by a release of reserves in the first quarter of 2012 versus increased reserves in the same period in 2011. Provisions for cardmember loans losses increased $332 million or over 100 percent to $212 million, due to a smaller reserve release at the end of the first quarter of 2012 as compared to the same period in 2011, partially offset by lower write-offs due to improving credit performance. Other provisions for losses increased $3 million or 16 percent.

Expenses

Consolidated expenses for the three months ended March 31, 2012 were $5.4 billion, an increase of $227 million or 4 percent from $5.2 billion in 2011. The increase reflects higher salaries and employee benefits, cardmember services, occupancy and equipment, professional services, communications and other expenses, partially offset by lower rewards and marketing and promotion expense.

Marketing and promotion expense decreased $78 million or 11 percent to $631 million for the three months ended March 31, 2012 from $709 million in 2011 due to lower product media and brand spending, in addition to lower card acquisition and loyalty spending.

Cardmember rewards expense decreased $110 million or 7 percent to $1.5 billion in 2012 from $1.6 billion in 2011, reflecting greater Membership Rewards-related spending volumes and higher co-brand expense, more than offset by a larger increase in the ultimate redemption rate assumption and corresponding balance sheet liability in the first quarter of 2011 versus the same period in 2012. The increase in the first quarter of 2011 included a change in the U.S. Membership Rewards program ultimate redemption rate (URR) assumption process, which led to a $188 million ($117 million after-tax) increase in the membership rewards liability. Cardmembers’ increased engagement with the Company’s Membership Rewards program during the quarter resulted in a URR of 93 percent (rounded up) as of March 31, 2012, as compared to 92 percent (rounded down) as of December 31, 2011.

Cardmember services expense increased $57 million or 35 percent to $221 million reflecting increased costs associated with expanded benefits for U.S. cardmembers.

Salaries and employee benefits expense increased $113 million or 7 percent to $1.6 billion for the three months ended March 31, 2012 from $1.5 billion in 2011, reflecting merit increases for existing employees, higher incentive-related compensation and higher benefits-related costs.

Professional services expense increased $28 million or 4 percent to $691 million for the three months ended March 31, 2012 from $663 million in 2011, reflecting higher technology-related expenses and higher third-party agent commissions, partially offset by lower collections costs.

Other expenses for the three months ended March 31, 2012 increased $217 million or 38 percent compared to the same period in 2011, primarily reflecting Visa and MasterCard litigation settlement payments received in the first quarter of 2011 and higher occupancy and equipment expenses driven by costs associated with Loyalty Partner and higher data processing costs; these increases were partially offset by the reclassification of cross currency funding hedge-related income from interest expense on long-term debt to other expenses in the first quarter of 2012.

Income Taxes

The effective tax rate was 29.2 percent for the three months ended March 31, 2012 compared to 32.0 percent for the same period in 2011. The tax rate in the first quarter of 2012 includes a tax benefit related to the realization of certain foreign tax credits.

Consolidated Capital Resources and Liquidity

The Company’s balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•

Liquidity programs that enable the Company to continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event it is unable to continue to raise new funds under its traditional funding programs.

Capital Strategy

The Company’s objective is to retain sufficient levels of capital generated through earnings and other sources to maintain a solid equity capital base and to provide flexibility to support future business growth. The Company believes capital allocated to growing businesses with a return on risk-adjusted equity in excess of its costs will generate shareholder value.

The level and composition of the Company’s consolidated capital position are determined through the Company’s internal capital adequacy assessment process, which reflects its business activities, as well as marketplace conditions and credit rating agency requirements. The Company’s consolidated capital position is also influenced by subsidiary capital requirements. The Company, as a bank holding company, is also subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.

The Company currently calculates and reports its capital ratios under the standards commonly referred to as Basel I. In June 2004, the Basel Committee on Banking Supervision (commonly referred to as Basel) published new international guidelines for determining regulatory capital (Basel II). In December 2007, the U.S. bank regulatory agencies jointly adopted a final rule based on Basel II. The Company has adopted Basel II in certain non-U.S. jurisdictions and is currently taking steps toward Basel II implementation in the United States.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and a series of international capital and liquidity standards known as Basel III published by Basel on December 16, 2010 will in the future change the current quantitative measures. In general, these changes will involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. The specific U.S. guidelines supporting the new standards and the Basel III capital standards have not been finalized by the banking agencies, but are generally expected to be issued in 2012. In addition to these measurement changes, international and U.S. banking regulators could increase the ratio levels at which banks are considered to be “well capitalized.”

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of March 31, 2012. As noted below, certain of these ratios are based on shareholders’ equity of $19.9 billion as of March 31, 2012. The Company’s capital ratios as of the quarter ended March 31, 2012 are higher than year-end 2011, driven by strong earnings coupled with a seasonally lower loan balance for the quarter ended March 31, 2012, as well as a limited amount of share repurchase activity in such quarter. To the extent the Company repurchases its common shares or pursues acquisition opportunities, the Company’s capital ratios would be expected to be lower compared to the levels as of March 31, 2012.

	Well- Capitalized Ratio(a)	Ratios as of March 31, 2012
Risk-Based Capital
Tier 1	6%
American Express Company		13.4%
American Express Centurion Bank		20.4%
American Express Bank, FSB		17.9%
Total	10%
American Express Company		15.4%
American Express Centurion Bank		21.7%
American Express Bank, FSB		20.3%
Tier 1 Leverage	5%
American Express Company		10.8%
American Express Centurion Bank		16.7%
American Express Bank, FSB		17.7%
Common Equity to Risk-Weighted Assets
American Express Company		16.9%
Tier 1 Common Risk-Based(b)
American Express Company		13.4%
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		13.2%

(a)	As defined by the Company’s primary regulator.

(b)	Refer to page 42 for a reconciliation of Tier 1 common equity and tangible common equity, both non-GAAP measures.

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of March 31, 2012 were $118.1 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of March 31, 2012 was $15.8 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of March 31, 2012 was $2.4 billion.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of March 31, 2012 were $146.7 billion.

The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:

Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

(Millions)	March 31, 2012
Total shareholders’ equity	$19,907
Net effect of certain items in accumulated other comprehensive loss excluded from
Tier 1 common equity	167
Less: Ineligible goodwill and intangible assets	(4,043)
Less: Ineligible deferred tax assets	(230)

Total Tier 1 common equity	$15,801

The Company believes the Tier 1 common risk-based capital ratio may be useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed international banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $19.9 billion as of March 31, 2012, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.3 billion as of March 31, 2012. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules (as currently proposed) been in place during the first quarter of 2012, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would decline by approximately 40 basis points. Similarly, the reported Tier 1 leverage ratio would decline by approximately 170 basis points3. The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the U.S. banking agency implementation of the Basel III rules; and the estimated impact for the first quarter of 2012 is not necessarily indicative of the impact in future periods.

The Company seeks to maintain capital levels and ratios in excess of the minimum regulatory requirements; failure to maintain minimum capital levels could affect the Company’s status as a financial holding company and cause the respective regulatory agencies to take actions that could limit the Company’s business operations.

The Company’s primary source of equity capital has been the generation of net income. Historically, capital generated through net income and other sources, such as the exercise of stock options by employees, has exceeded the annual growth in its capital requirements. To the extent capital has exceeded business, regulatory and rating agency requirements, the Company has historically returned excess capital to shareholders through its regular common share dividend and share repurchase program.

The Company maintains certain flexibility to shift capital across its businesses as appropriate. For example, the Company may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity levels at the American Express parent company (Parent Company) level.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

On January 9, 2012, the Company submitted its Comprehensive Capital Plan (CCP) to the Federal Reserve requesting approval to proceed with additional share repurchases in 2012. The CCP included an analysis of performance and capital availability under certain adverse economic assumptions, as well as a capital distribution plan outlining the Company’s plans to return capital to shareholders through share repurchases of up to $4 billion during 2012 and up to $1 billion in the first quarter of 2013, as well as an increase in the Company’s quarterly dividend from $0.18 per share to $0.20 per share. On March 13, 2012, the Company was informed that the Federal Reserve had no objections to the Company’s capital distribution plan.

On March 26, 2012, the Board of Directors approved the dividend increase and authorized the repurchase of up to 150 million shares of its common stock from time to time, in accordance with the Company’s capital distribution plan approved by the Federal Reserve, and subject to market conditions. This authorization replaces all prior repurchase authorizations.

During the three months ended March 31, 2012, the Company returned $467 million to its shareholders in the form of dividends ($234 million) and share repurchases ($233 million, or 4 million shares, at an average price of $57.53), which represents approximately 32 percent of total capital generated during the quarter. On a cumulative basis since 1994, the Company has distributed 63 percent of capital generated through share repurchases and dividends.

[3]

The proposed capital ratios are non-GAAP measures. The Company believes the presentation of the proposed capital ratios is helpful to investors by showing the impact of Basel III, assuming the new rules as currently proposed are implemented by the Federal Reserve.

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

The Company seeks to raise funds to meet all of its financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily-marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations on a consolidated basis for a 12-month period. Management does not expect to make any major funding or liquidity strategy changes in order to meet Basel III’s Liquidity Coverage Ratio standard.

During the first quarter of 2012, the Company issued $1.5 billion of senior unsecured debt with a maturity of five years and a coupon of 2.4 percent and sold $118 million of subordinated Class C securities that had been previously issued and retained as part of securitization transactions. The subordinated security sale included $39 million due in 2014 with a coupon of 1-month LIBOR plus 95 basis points and $79 million due in 2014, with a coupon of 1-month LIBOR plus 105 basis points.

The Company’s equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help to support the Company’s access to cost-effective unsecured funding as part of its overall funding strategy. The Company’s asset-backed securitization (ABS) activities are rated separately.

Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS(a) and rated operating subsidiaries	Prime-1	A2	Stable
Moody’s	American Express Company	Prime-2	A3	Stable
S&P	All rated entities	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

Downgrades in the ratings of the Company’s unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes the change in its funding mix, which now includes an increasing proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC), should reduce the impact that credit rating downgrades would have on the Company’s funding capacity and costs. Downgrades to certain of the Company’s unsecured debt ratings in the last several years have not materially impacted the Company’s borrowing costs or resulted in a reduction in its borrowing capacity.

Deposit Programs

The Company offers deposits within its American Express Centurion Bank and American Express Bank, FSB subsidiaries (together, the Banks). These funds are currently insured up to $250,000 per account through the FDIC. The Company’s ability to obtain deposit funding and offer competitive interest rates is dependent on the Banks’ capital levels. The Company, through the FSB, has a direct retail deposit program, Personal Savings from American Express, to supplement its distribution of deposit products sourced through third-party distribution channels. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.

During the first quarter of 2012, within U.S. retail deposits the Company focused on continuing to grow both the number of accounts and the total balances outstanding on savings accounts and CDs that were sourced directly with consumers through Personal Savings from American Express. The account and balance growth of Personal Savings from American Express outpaced the maturities of CDs sourced through third-party distribution channels.

The Company held the following deposits as of:

	123456	123456

(Billions)	March 31, 2012	December 31, 2011
U.S. retail deposits:
Savings accounts — Direct	$15.8	$ 14.6
Certificates of deposit:(a)
Direct	0.9	0.9
Third party	9.7	10.8
Sweep accounts — Third party	11.1	11.0
Other deposits	0.7	0.6

Total customer deposits	$38.2	$ 37.9

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 21.2 months and 2.2 percent, respectively, as of March 31, 2012.

Asset Securitization Programs

The Company periodically securitizes cardmember receivables and loans arising from its card business, as the securitization market provides the Company with cost-effective funding. Securitization of cardmember receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues to third-party investors certificates or notes (securities) collateralized by the transferred assets. The proceeds from issuance are distributed to the Company, through its wholly owned subsidiaries, as consideration for the transferred assets.

The receivables and loans being securitized are reported as assets on the Company’s Consolidated Balance Sheets and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events related to trust asset performance could result in establishment of reserve funds or, in a worst-case scenario, early amortization of investor certificates. During the three months ended March 31, 2012, no triggering events occurred that would have resulted in funding of reserve accounts or early amortization.

The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, including a final rule for securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of the American Express Credit Account Master Trust (the Lending Trust) are grandfathered under the new FDIC final rule. The trust for the Company’s cardmember charge receivable securitization (the American Express Issuance Trust, the Charge Trust) does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured and continues to be structured such that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Company has received confirmation from Moody’s, S&P and Fitch, which rate issuances from the Charge Trust, that they will continue to rate issuances from such trust in the same manner as they have historically, even though the Charge Trust does not satisfy the requirements to be covered by the FDIC’s safe harbor rule. Nevertheless, one or more of the rating agencies may ultimately conclude that in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the originating bank’s unsecured debt rating. If one or more rating agencies come to this conclusion, it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.

Liquidity Management

The Company’s liquidity objective is to maintain access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that the Company can continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event it is unable to raise new funds under its regular funding programs. The Company has in place a Liquidity Risk Policy that sets out the Company’s approach to managing liquidity risk on an enterprise-wide basis.

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

The Company’s current liquidity target is to have adequate liquidity in the form of excess cash and readily-marketable securities that are easily convertible into cash to satisfy all maturing long-term funding obligations for a 12-month period. In addition to its cash and readily-marketable securities, the Company maintains a variety of contingent liquidity resources, such as access to undrawn amounts under its secured financing facility and the Federal Reserve discount window as well as committed bank credit facilities.

As of March 31, 2012, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

	123456

(Billions)	Total
Cash	$20.2	(a)
Readily-marketable securities	0.5	(b)

Total Liquidity Portfolio	20.7
Less: Commercial paper outstanding	0.4

Cash and readily-marketable securities available to fund maturities	$20.3

(a)

Includes $27.1 billion classified as cash and cash equivalents, less $7.1 billion of cash available to fund day-to-day operations. Cash as shown in the table above also includes $174 million classified as other assets on the Company’s Consolidated Balance Sheets, which is held against upcoming asset-backed securitization maturities. The $20.2 billion represents cash residing in the United States.

(b)	Consists of certain available-for-sale investment securities (government-guaranteed debt) that are considered highly liquid.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

	123456	123456	123456	123456

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
June 30, 2012	$1.2	$2.0	$0.8	$ 4.0
September 30, 2012	0.5	3.2	0.4	4.1
December 31, 2012	1.6	1.1	0.9	3.6
March 31, 2013	—	—	0.8	0.8

Total	$3.3	$6.3	$2.9	$ 12.5

The Company’s financing needs for the next 12 months are expected to arise from these debt and deposit maturities as well as changes in business needs, including changes in outstanding cardmember loans and receivables and acquisition activities.

The Company considers various factors in determining the amount of liquidity it maintains, such as economic and financial market conditions, seasonality in business operations, growth in its businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources, and regulatory and credit rating agency considerations.

The yield the Company receives on its cash and readily-marketable securities is, generally, less than the interest expense on the sources of funding for these balances. Thus, the Company incurs substantial net interest costs on these amounts. The level of net interest costs will be dependent on the size of the Company’s cash and readily-marketable securities holdings, as well as the difference between its cost of funding these amounts and their investment yields. Refer also to “Business Segment Results – Corporate & Other”.

Securitized Borrowing Capacity

The Company maintained a $3.0 billion committed, revolving, secured financing facility sponsored by and with liquidity backup provided by a syndicate of banks as of March 31, 2012 (the secured financing facility). The secured financing facility is used in the ordinary course of business to fund seasonal working capital needs, as well as further enhance the Company’s contingent funding resources.

Federal Reserve Discount Window

As insured depository institutions, the Banks may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowing made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain in the discretion of the Federal Reserve.

The Company had approximately $38.0 billion as of March 31, 2012 in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured financing facility, the Company maintained committed syndicated bank credit facilities as of March 31, 2012, as follows:

(Billions)	Parent Company	Credco	Total
Committed	$0.8	$6.9	$ 7.7
Outstanding	$—	$4.7	$ 4.7

On April 16, 2012, the Company replaced its $3.0 billion committed bank credit facility expiring in 2012 with a new $3.0 billion committed bank credit facility expiring in 2015. Giving effect to this new facility, the Company’s committed bank credit facilities expire as follows:

(Billions)
2014	$ 2.1
2015	3.0
2016	2.6

Total	$ 7.7

Certain Other Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had approximately $246 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products have no pre-set limit and, therefore, are not reflected in unused credit available to cardmembers.

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

For the three months ended March 31, 2012, net cash provided by operating activities of $3.4 billion increased $2.9 billion compared to $0.5 billion for the three months ended March 31, 2011 due to higher provisions for losses and changes in accounts payable and other liabilities, other receivables, and other assets.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.

For the three months ended March 31, 2012, net cash provided by investing activities of $1.9 billion decreased $6.8 billion compared to $8.7 billion for the three months ended March 31, 2011 due to a reduction in maturities, redemptions and sales of investments, a net decrease in cardmember loans and receivables and a decrease in restricted cash, partially offset by lower purchases of investments and fewer acquisitions/dispositions in 2012 as compared to the same period in 2011.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.

For the three months ended March 31, 2012, net cash used in financing activities of $3.3 billion decreased $0.3 billion compared to $3.6 billion for the three months ended March 31, 2011 due to an increase in the issuance of long-term debt and a decrease in principal payments on long-term debt, which more than offset a substantially smaller increase in customer deposits, a decrease in short-term borrowings and the repurchase of common shares in 2012.

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. As a bank holding company and a financial holding company, the Company is subject to comprehensive examination and supervision by the Federal Reserve and to a range of laws and regulations that impact its business and operations. In addition, the extreme disruptions in global capital markets that commenced in mid-2007 and the resulting instability and failure and near failure of numerous financial institutions, as well as reports of widespread consumer abuse, led to a number of changes in the financial services industry, including more intense supervision, enhanced enforcement activity, significant additional regulation and the formation of additional regulatory bodies. Although the long-term impact on the Company of much of the recent and pending legislative and regulatory initiatives remains uncertain, the Company expects that compliance requirements and expenditures will continue to rise for financial services firms, including the Company, as the legislation and rules continue to become effective and implemented over the course of the next several years.

The CARD Act

The Company is subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009 to fundamentally reform credit card billing practices, pricing and disclosure requirements. The Company has made changes to its product terms and practices that are designed to comply with the CARD Act, including pricing-related actions, while mitigating the impact on Company revenue of the changes required by the CARD Act and the regulatory amendments. Although the Company believes its actions to mitigate the impact of the CARD Act have, to date, been largely effective, the impacts of certain other provisions of the CARD Act are still subject to some uncertainty such as the requirement to periodically reevaluate annual percentage rate (APR) increases.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which was enacted in July 2010, is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company and its insured depository institution subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. Following a review by the FDIC and the Utah Department of Financial Institutions (DFI) of American Express Centurion Bank’s (Centurion Bank) card practices for compliance with certain consumer protection laws and regulations, and the FDIC’s providing the CFPB with information the FDIC considered relevant and obtained by it in the course of its review, the FDIC notified Centurion Bank that it plans to take formal enforcement action against it, and it appears likely the CFPB and the DFI will take some type of action against Centurion Bank as well. See “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding this matter.

Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to customers to pay with particular forms of payment, such as cash, check, credit or debit card, or restricting merchants from setting certain minimum and maximum transaction amounts for credit cards, as long as any such discounts or incentives or any minimum or maximum transaction amounts do not discriminate on the basis of the issuer or network and comply with applicable federal or state disclosure requirements.

Under Dodd-Frank, the Federal Reserve is also authorized to regulate interchange fees paid to financial institutions on debit card and certain general-use prepaid card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit payment card networks and issuers from requiring transactions to be processed on a single payment network or fewer than two unaffiliated networks. The Federal Reserve issued its final rule on June 29, 2011, which provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for its prepaid cards, and the Company is therefore not a “payment card network” as that term is defined and used for the specific purposes of this final rule.

Dodd-Frank also authorizes the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. In addition, certain derivative transactions will be required to be centrally cleared, which may create or increase collateral posting requirements for the Company.

Many provisions of Dodd-Frank require the adoption of rules for implementation. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislative or regulatory action. These new rules and studies will be implemented and undertaken over a period of several years. Accordingly, the ultimate consequences of Dodd-Frank and its implementing regulations on the Company’s business, results of operations and financial condition are uncertain at this time.

Department of Justice Litigation

The U.S. Department of Justice (DOJ) and certain states attorneys general have brought an action against the Company alleging that the provisions in the Company’s card acceptance agreements with merchants that prohibit merchants from discriminating against the Company’s card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement. The settlement enjoins Visa and MasterCard, with certain exceptions, from adopting or enforcing rules or entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. If similar conditions were imposed on American Express, it could have a material adverse effect on American Express’ business.

Other Legislative and Regulatory Initiatives

The payment card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards. Regulators and legislators outside the United States have focused on the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card-issuing bank in “four party” payment networks, like Visa and MasterCard). Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation relating to merchant pricing could affect all networks.

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry, including interchange fees, non-discrimination and honor-all-cards rules, surcharging, separation of processing from card network management, cross-border acquiring, mobile payments and technical standardization. The Commission set a three-month consultation period, ending early April 2012. Further rounds of consultation on any emerging proposals would then be expected before regulatory action is pursued.

In certain countries, such as Australia, and in certain member states in Europe, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express cardmembers, could have a material adverse effect on the Company if it becomes widespread. In the European Union (the EU), the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, would prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The EU member states have two years to adopt this legislation.

In addition to the provisions of Dodd-Frank regarding merchants’ ability to offer discounts or incentives to encourage customers’ use of a particular form of payment, a number of U.S. states have either adopted or are considering legislation that would prohibit card networks from imposing similar conditions and restrictions on merchants.

Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers, merchant acquirers and bankcard networks.

Changes to the legal and regulatory environment in which the Company operates could have a material adverse effect on the Company’s results of operations. The failure of the U.S. Congress to renew the active financing exception to Subpart F of the Internal Revenue Code could increase the Company’s effective tax rate and have an adverse impact on net income.

Refer to “Consolidated Capital Resources and Liquidity” for a discussion of the series of international capital and liquidity standards published by the Basel Committee on Banking Supervision.

Business Segment Results

Refer to Note 1 to the Consolidated Financial Statements for a discussion of a change in classification of card fees on lending products, which impacts the selected income statement and statistical data presented herein for the USCS and ICS segments. This change does not impact the net interest yield on cardmember loans statistic, a non-GAAP measure, for these segments.

U.S. Card Services

Selected Income Statement Data

Three Months Ended March 31, (Millions)	2012	2011
Revenues
Discount revenue, net card fees and other	$2,754	$ 2,522

Interest income	1,314	1,258
Interest expense	184	203

Net interest income	1,130	1,055

Total revenues net of interest expense	3,884	3,577
Provisions for losses	301	47

Total revenues net of interest expense after provisions for losses	3,583	3,530

Expenses
Marketing, promotion, rewards and cardmember services	1,472	1,718
Salaries and employee benefits and other operating expenses	931	902

Total	2,403	2,620

Pretax segment income	1,180	910
Income tax provision	428	355

Segment income	$752	$ 555

U.S. Card Services

Selected Statistical Information

	1234567	1234567

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2012	2011
Card billed business	$107.7	$96.1
Total cards-in-force (millions)	41.2	40.1
Basic cards-in-force (millions)	30.6	29.8
Average basic cardmember spending (dollars)*	$3,529	$3,231
U.S. Consumer Travel:
Travel sales (millions)	$1,023	$849
Travel commissions and fees/sales	7.4%	7.9%
Total segment assets	$90.7	$81.2
Segment capital (millions)	$9,350	$8,000
Return on average segment capital(a)	33.8%	35.1%
Return on average tangible segment capital(a)	35.5%	37.6%

Cardmember receivables:
Total receivables	$19.3	$17.6
30 days past due as a % of total	1.9%	1.8%
Average receivables	$19.6	$17.9
Net write-off rate — principal only(b)	2.3%	1.7%
Net write-off rate — principal and fees(b)	2.5%	1.8%

Cardmember loans:
Total loans	$51.4	$49.2
30 days past due loans as a % of total	1.3%	1.8%
Average loans	$51.9	$49.6
Net write-off rate — principal only(b)	2.3%	3.7%
Net write-off rate — principal, interest and fees(b)	2.6%	4.1%
Net interest income divided by average loans(c)	8.8%	8.6%
Net interest yield on cardmember loans(c)	9.1%	9.1%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.9 billion and $2.4 billion for the twelve months ended March 31, 2012 and 2011, respectively) by (ii) one-year average segment capital ($8.5 billion and $6.7 billion for the twelve months ended March 31, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $414 million and $457 million as of March 31, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (e) on page 36.

(c)

Refer to the following table for the calculation of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. Refer to “Selected Statistical Information”, footnote (f) on page 36 for additional information.

U.S. Card Services

Selected Statistical Information

(continued)

Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31, (Millions, except percentages or where indicated)	2012	2011
Net interest income	$1,130	$1,055
Average loans (billions)	$51.9	$49.6
Adjusted net interest income	$1,179	$1,112
Adjusted average loans (billions)	$51.9	$49.6
Net interest income divided by average loans	8.8%	8.6%
Net interest yield on cardmember loans	9.1%	9.1%

Results of Operations for the Three Months Ended March 31, 2012 and 2011

USCS reported segment income increased $197 million or 35 percent to $752 million for the three months ended March 31, 2012 as compared to the same period a year ago.

Total revenues net of interest expense increased $307 million or 9 percent to $3.9 billion for the three months ended March 31, 2012, primarily driven by higher discount revenue, increase in net interest income, higher other revenue, and higher consumer travel commissions and fees.

Discount revenue, net card fees and other revenues increased $232 million or 9 percent to $2.8 billion for the three months ended March 31, 2012, primarily due to higher discount revenue resulting from billed business growth, increased delinquency-related fees and higher travel commissions and fees due to an increase in travel sales, partially offset by lower other commissions and fees due to reduced conversion revenues and higher cash rebates, which are tied to volume growth on cash-back rewards products. Billed business for the three months ended March 31, 2012 increased 12 percent, primarily driven by a 9 percent higher average spending per proprietary basic cards-in-force, as compared to the same period in the prior year.

Interest income of $1.3 billion for the three months ended March 31, 2012 increased $56 million or 4 percent, primarily due to a 5 percent increase in average cardmembers loans which was partially offset by a lower yield compared to the prior year.

Provisions for losses of $301 million for the three months ended March 31, 2012 increased $254 million or over 100 percent, principally reflecting a significant cardmember lending reserve release in the first quarter of 2011 in relation to a smaller reserve release in the first quarter of 2012, partially offset by lower net write-offs due to improved cardmember loan credit trends. The significant increase in cardmember lending provision was slightly counteracted by a decline in charge card provision driven by a reserve release in the first quarter of 2012 versus a reserve build in the first quarter of 2011 as a result of an improvement in accounts less than 30 days past due and overall loss migration rate trends. The lending net write-off rate decreased to 2.3 percent for the three months ended March 31, 2012 versus 3.7 percent for the same period in the prior year. The charge card net write-off rate was 2.3 percent for the three months ended March 31, 2012 versus 1.7 percent for the same period in the prior year.

Expenses of $2.4 billion decreased $217 million or 8 percent for the three months ended March 31, 2012, mainly due to decreased marketing, promotion, rewards and cardmember services expenses, partially offset by higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.5 billion decreased $246 million or 14 percent for the three months ended March 31, 2012, reflecting greater Membership Rewards-related spending volumes and higher co-brand expense, more than offset by a larger increase in the ultimate redemption rate assumption and corresponding balance sheet liability in the first quarter of 2011 than in the first quarter of 2012. The increase in the first quarter of 2011 included a change in the U.S. Membership Rewards program ultimate redemption rate assumption process, which led to a $188 million ($117 million after-tax) increase in the membership rewards liability. Marketing and Promotion expense also contributed to the decline, driven by lower acquisition and loyalty spending compared to relatively high investment levels in the first quarter of 2011.

Salaries and employee benefits and other operating expenses of $931 million for the three months ended March 31, 2012 increased $29 million or 3 percent, primarily driven by higher salaries and benefit costs.

The effective tax rate was 36.3 percent and 39.0 percent for the three months ended March 31, 2012 and 2011, respectively.

International Card Services

Selected Income Statement Data

Three Months Ended March 31, (Millions)	2012	2011
Revenues
Discount revenue, net card fees and other	$1,106	$ 1,017

Interest income	293	297
Interest expense	100	106

Net interest income	193	191

Total revenues net of interest expense	1,299	1,208
Provisions for losses	54	5

Total revenues net of interest expense after provisions for losses	1,245	1,203

Expenses
Marketing, promotion, rewards and cardmember services	461	407
Salaries and employee benefits and other operating expenses	588	556

Total	1,049	963

Pretax segment income	196	240
Income tax (benefit) provision	(1)	51

Segment income	$197	$ 189

International Card Services

Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2012	2011
Card billed business	$30.7	$28.4
Total cards-in-force (millions)	15.4	15.0
Basic cards-in-force (millions)	10.5	10.4
Average basic cardmember spending (dollars)*	$2,927	$2,735
International Consumer Travel:
Travel sales (millions)	$345	$315
Travel commissions and fees/sales	7.2%	7.6%
Total segment assets	$30.9	$26.7
Segment capital (millions)	$3,023	$2,978
Return on average segment capital(a)	24.7%	25.8%
Return on average tangible segment capital(a)	50.0%	39.4%

Cardmember receivables:
Total receivables	$6.7	$6.5
90 days past billing as a % of total	1.0%	1.0%
Net loss ratio (as a % of charge volume)	0.15%	0.15%

Cardmember loans:
Total loans	$8.6	$8.5
30 days past due loans as a % of total	1.8%	2.4%
Average loans	$8.8	$8.8
Net write-off rate — principal only(b)	2.1%	3.2%
Net write-off rate — principal, interest and fees(b)	2.7%	3.9%
Net interest income divided by average loans(c)	8.8%	8.8%
Net interest yield on cardmember loans(c)	9.8%	10.0%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($731 million and $587 million for the twelve months ended March 31, 2012 and 2011, respectively) by (ii) one-year average segment capital ($3.0 billion and $2.3 billion for the twelve months ended March 31, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.5 billion and $788 million as of March 31, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (e) on page 36.

(c)

Refer to the following table for the calculation of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. Refer to “Selected Statistical Information”, footnote (f) on page 36 for additional information.

International Card Services

Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31, (Millions, except percentage and where indicated)	2012	2011
Net interest income	$193	$191
Average loans (billions)	$8.8	$8.8
Adjusted net interest income	$209	$214
Adjusted average loans (billions)	$8.6	$8.7
Net interest income divided by average loans	8.8%	8.8%
Net interest yield on cardmember loans	9.8%	10.0%

Results of Operations for the Three Months Ended March 31, 2012 and 2011

ICS reported segment income increased $8 million or 4 percent to $197 million for the three months ended March 31, 2012, as compared to the same period a year ago. Revenues, expenses and income growth were all slightly impacted by a stronger dollar compared to the same period last year.

Total revenues net of interest expense increased $91 million or 8 percent to $1.3 billion for the three months ended March 31, 2012, as compared to the same period a year ago, primarily due to increased discount revenue, net card fees and other.

Discount revenue, net card fees and other revenues increased $89 million or 9 percent to $1.1 billion for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily driven by higher discount revenue due to billed business growth and the inclusion of Loyalty Partner’s revenues for a full quarter in the first quarter of 2012, compared to approximately one month in the first quarter of 2011 following the closing of the acquisition in the first quarter of 2011. Billed business for the three months ended March 31, 2012 increased 8 percent, reflecting a 7 percent increase in average spending per proprietary basic cards-in-force, as compared to the same period in the prior year.

For the three months ended March 31, 2012, adjusting for the impacts of foreign currency exchange translation4, billed business increased 9 percent and average spending per proprietary basic cards-in-force increased 8 percent. Billed business outside the United States increased 12 percent in JAPA, 10 percent in LACC, and 5 percent in EMEA for the three months ended March 31, 2012.

Interest income of $293 million for the three months ended March 31, 2012 decreased $4 million or 1 percent, as compared to the same period a year ago, reflecting a slightly lower yield on cardmember loans.

Interest expense of $100 million for the three months ended March 31, 2012 decreased $6 million or 6 percent, as compared to the same period a year ago, reflecting lower cost of funds.

Provisions for losses of $54 million for the three months ended March 31, 2012, increased $49 million or over 100 percent as compared to the same period a year ago, primarily driven by a higher provision for cardmember lending, which reflects lower reserve releases in the current quarter driven by stabilizing credit metrics. The charge card net loss ratio as a percentage of charge volume was flat compared to the same period in the prior year. The lending net write-off rate was 2.1 percent for the three months ended March 31, 2012 versus 3.2 percent for the same period in the prior year.

Expenses of $1.0 billion increased $86 million or 9 percent for the three months ended March 31, 2012, as compared to the same period a year ago, due to higher marketing, promotion, rewards and cardmember services costs and increased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $461 million for the three months ended March 31, 2012 increased $54 million or 13 percent as compared to the same period in the prior year, primarily due to higher volume-driven rewards costs and the inclusion of Loyalty Partner for a full quarter in the first quarter of 2012.

Salaries and employee benefits and other operating expenses of $588 million for the three months ended March 31, 2012, increased $32 million or 6 percent as compared to the same period a year ago, reflecting the inclusion of a full quarter of Loyalty Partner expenses in the first quarter of 2012.

[4]	Refer to footnote 1 on page 37 relating to changes in foreign exchange rates.

The effective tax rate was (0.5) percent for the three months ended March 31, 2012 versus 21.3 percent for the same period in 2011. The tax rates in each of the periods primarily reflect recurring permanent benefits allocable to the segment, including the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. Refer to “Certain Legislative, Regulatory and Other Developments” above for further discussion of this provision. In addition, the tax rate in the first quarter of 2012 includes the allocated share of a tax benefit related to the realization of certain foreign tax credits.

Global Commercial Services
Selected Income Statement Data

Three Months Ended March 31, (Millions)	2012	2011
Revenues
Discount revenue, net card fees and other	$1,216	$1,177

Interest income	3	2
Interest expense	62	58

Net interest expense	(59)	(56)

Total revenues net of interest expense	1,157	1,121
Provisions for losses	35	23

Total revenues net of interest expense after provisions for losses	1,122	1,098

Expenses
Marketing, promotion, rewards and cardmember services	154	125
Salaries and employee benefits and other operating expenses	724	708

Total	878	833

Pretax segment income	244	265
Income tax provision	67	81

Segment income	$177	$184

Global Commercial Services
Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2012	2011
Card billed business	$41.4	$36.6
Total cards-in-force (millions)	7.0	7.1
Basic cards-in-force (millions)	7.0	7.1
Average basic cardmember spending (dollars)*	$5,920	$5,175
Global Corporate Travel:
Travel sales	$4.8	$4.9
Travel commissions and fees/sales	7.2%	7.4%
Total segment assets	$21.9	$20.5
Segment capital (millions)	$3,800	$3,556
Return on average segment capital(a)	20.0%	15.5%
Return on average tangible segment capital(a)	40.6%	33.5%
Cardmember receivables:
Total receivables	$15.3	$13.3
90 days past billing as a % of total	0.6%	0.7%
Net loss ratio (as a % of charge volume)	0.08%	0.06%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($731 million and $549 million for the twelve months ended March 31, 2012 and 2011, respectively) by (ii) one-year average segment capital ($3.6 billion and $3.5 billion for the twelve months ended March 31, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion and $1.9 billion for the twelve months ended March 31, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Global Commercial Services reported segment income of $177 million, a decrease of $7 million or 4 percent for the three months ended March 31, 2012, as compared to the same period a year ago.

Total revenues net of interest expense increased $36 million or 3 percent to $1.2 billion for the three months ended March 31, 2012, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $1.2 billion for the three months ended March 31, 2012 increased $39 million or 3 percent, primarily due to higher discount revenue resulting from 13 percent billed business growth, partially offset by higher client incentives and lower travel commissions and fees. The 13 percent increase in billed business was primarily driven by a 14 percent increase in average spending per proprietary basic cards-in-force.

For the three months ended March 31, 2012, adjusting for the impacts of foreign currency exchange translation5, billed business and average spending per proprietary basic cards-in-force grew at 14 percent and 15 percent respectively. Billed business volume increased 15 percent within the United States, and 12 percent outside the United States.

Interest expense increased $4 million or 7 percent to $62 million for the three months ended March 31, 2012, primarily driven by increased funding requirements due to higher average cardmember receivables balances.

Provisions for losses increased $12 million for the three months ended March 31, 2012 to $35 million reflecting higher net write-offs. The charge card net loss ratio as a percentage of charge volume was 0.08 percent for the three months ended March 31, 2012 versus 0.06 percent for the same period in the prior year.

Expenses were $878 million for the three months ended March 31, 2012, an increase of $45 million or 5 percent, mainly due to increased marketing, promotion, rewards and cardmember services expenses, salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses increased $29 million or 23 percent to $154 million for the three months ended March 31, 2012, primarily reflecting higher volume-related rewards costs.

Salaries and employee benefits and other operating expenses increased $16 million or 2 percent to $724 million for the three months ended March 31, 2012, driven by higher reengineering costs in the first quarter of 2012 compared to a benefit in the first quarter of 2011.

The effective tax rate was 27.5 percent and 30.6 percent for the three months ended March 31, 2012 and 2011, respectively. The tax rate in the first quarter of 2012 included the allocated share of a tax benefit related to the realization of certain foreign tax credits.

[5]	Refer to footnote 1 on page 37 relating to changes in foreign exchange rates.

Global Network & Merchant Services

Selected Income Statement Data

Three Months Ended March 31, (Millions)	2012	2011
Revenues
Discount revenue, net card fees and other	$1,186	$1,088

Interest income	4	1
Interest expense	(58)	(48)

Net interest income	62	49

Total revenues net of interest expense	1,248	1,137
Provisions for losses	18	21

Total revenues net of interest expense after provisions for losses	1,230	1,116

Expenses
Marketing, promotion, rewards and cardmember services	172	166
Salaries and employee benefits and other operating expenses	519	474

Total	691	640

Pretax segment income	539	476
Income tax provision	182	163

Segment income	$357	$313

Global Network & Merchant Services Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2012	2011
Global Card billed business	$211.2	$187.9
Global Network & Merchant Services:
Total segment assets	$20.1	$14.2
Segment capital (millions)	$2,141	$1,855
Return on average segment capital(a)	67.1%	62.1%
Return on average tangible segment capital(a)	74.9%	66.1%
Global Network Services:
Card billed business	$30.4	$26.0
Total cards-in-force (millions)	35.1	30.2

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.3 billion and $1.1 billion for the twelve months ended March 31, 2012 and 2011, respectively) by (ii) one-year average segment capital ($2.0 billion and $1.7 billion for the twelve months ended March 31, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $209 million and $105 million as of March 31, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Global Network & Merchant Services reported segment income of $357 million for the three months ended March 31, 2012, a $44 million or 14 percent increase from the same period a year ago.

Total revenues net of interest expense increased $111 million or 10 percent to $1.2 billion for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increased discount revenue, fees and other.

Discount revenue, fees and other increased $98 million or 9 percent to $1.2 billion for the three months ended March 31, 2012, as compared to the same period in 2011, reflecting an increase in merchant-related revenues, driven by a 12 percent increase in global card billed business, as well as higher GNS revenues.

Interest expense credit increased $10 million or 21 percent to $58 million for the three months ended March 31, 2012, as compared to the same period in 2011, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses increased $51 million or 8 percent to $691 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses increased $6 million or 4 percent for the three months ended March 31, 2012, reflecting higher brand advertising and GNS-related marketing expense.

Salaries and employee benefits and other operating expenses increased $45 million or 9 percent to $519 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily reflecting increased salary and benefit costs and higher third-party merchant sales-force commissions.

The effective tax rate was 33.8 percent and 34.2 percent for the three months ended March 31, 2012 and 2011, respectively.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Corporate & Other had net expense of $227 million for the three months ended March 31, 2012 compared to net expense of $64 million for the same period in the prior year. Results for the three months ended March 31, 2011 reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. The Company no longer receives payments on the MasterCard and Visa litigation settlements. Net expense for the three months ended March 31, 2012 reflected a favorable effect due to revised estimates in the liability for uncashed international Travelers Cheques and various investments in Enterprise Growth initiatives. Results for both periods also included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management” above, as well as interest expense related to other corporate indebtedness.

OTHER REPORTING MATTERS

Glossary of Selected Terminology

Adjusted average loans — Represents average cardmember loans excluding the impact of deferred card fees, net of direct acquisition costs of cardmember loans.

Adjusted net interest income — Represents net interest income allocated to the Company’s cardmember loans portfolio excluding the impact of balance transfer fees attributable to the Company’s cardmember loans.

Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities, that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans. The receivables and loans of the Company’s Charge and Lending Trusts being securitized are reported as assets on the Company’s Consolidated Balance Sheets, while the related securities issued to third-party investors are reported as long-term debt.

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

Billed business — Includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), corporate payments and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in GNS, from which the Company earns no revenue, is not included in non-proprietary billed business. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.

Capital asset pricing model — Generates an appropriate discount rate using internal and external inputs to value future cash flows based on the time value of money and the price for bearing uncertainty inherent in an investment.

Capital ratios — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates.

Card acquisition — Primarily represents the issuance of new cards to either new or existing cardmembers through marketing and promotion efforts.

Cardmember — The individual holder of an issued American Express branded charge or credit card.

Cardmember loans — Represents the outstanding amount due from cardmembers for charges made on their American Express credit cards, as well as any interest charges and card-related fees. Cardmember loans also include balances with extended payment terms on certain American Express charge card products and are net of unearned revenue.

Cardmember receivables — Represents the outstanding amount due from cardmembers for charges made on their American Express charge cards as well as any card-related fees.

Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge cardmembers generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a customer’s most recent credit information and spend patterns. Some charge card accounts have an additional lending-on-charge feature which allows revolving certain balances.

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

Interest and fees on loans includes interest on loans, which is assessed using the average daily balance method for owned loans. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off. Loan fees are deferred and recognized in interest income on a straight-line basis over the 12-month card membership period, net of deferred direct card acquisition costs and a reserve for projected membership cancellation.

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

Net card fees — Represents the card membership fees earned during the period. These fees are recognized as revenue over the covered card membership period (typically one year), net of provision for projected refunds for cancellation of card membership.

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

Net write-off rate — principal, interest and fees — Includes, in the calculation of the net write-off rate, amounts for interest and fees in addition to principal for cardmember loans, and fees in addition to principal for cardmember receivables.

Operating expenses — Represents salaries and employee benefits, professional services, occupancy and equipment, communications, and other expenses.

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

Total cards-in-force — Represents the number of cards that are issued and outstanding. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail co-brand cardmember accounts which have no out-of-store spend activity during the prior 12-month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk exposure is primarily generated by interest rate risk in its card, insurance and Travelers Cheque businesses, as well as its investment portfolios, and foreign exchange risk in its operations outside the United States. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”):

•	the detrimental effect on the Company’s annual net interest income of a hypothetical 100 basis point increase in interest rates would be approximately $192 million; and

•

the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $175 million.

These sensitivities are based on the 2011 year-end positions, and assume that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree. There were no material changes in these market risks since December 31, 2011.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of the Company’s business and results of operations;

•

changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect the Company’s ability to meet its liquidity needs, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of the Company’s assets; or any reduction in the Company’s credit ratings or those of its subsidiaries, which could materially increase the cost and other terms of the Company’s funding, restrict its access to the capital markets or result in contingent payments under contracts;

•

litigation, such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against the Company by the U.S. Department of Justice and certain state attorneys general), that could result in (i) the imposition of behavioral remedies against the Company or the Company voluntarily making certain changes to its business practices, the effects of which in either case could have a material adverse impact on the Company’s financial performance; (ii) the imposition of substantial monetary damages and penalties, disgorgement and restitution; and/or (iii) damage to the Company’s global reputation and brand;

•

legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as Dodd-Frank’s stricter regulation of large, interconnected financial institutions, changes in requirements relating to securitization and the establishment of the CFPB, which could make fundamental changes to many of the Company’s business practices or materially affect its capital requirements, results of operations, or ability to pay dividends or repurchase its stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program; or potential changes in the federal tax system that could substantially alter, among other things, the taxation of the Company’s international businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on the Company’s transactions, products and services;

•

the ability of the Company to generate its on-average and over-time growth targets for revenues net of interest expense, earnings per share and return on average equity, which will depend on the factors such as the Company’s success in implementing its strategies and initiatives, meeting its targets for operating expenses and on factors outside management’s control including changes in the economic and business environment, the effectiveness of marketing and loyalty programs, and the willingness of cardmembers to sustain spending;

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

•

changes in the financial condition and creditworthiness of the Company’s business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of the Company’s business, such as the airline industry, or the Company’s partners in GNS or financial institutions that the Company relies on for routine funding and liquidity, which could materially affect the Company’s financial condition or results of operations;

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

•

uncertainty relating to the actual growth of operating expenses in 2012 and subsequent years, which will depend in part on the Company’s ability to balance the control and management of expenses and the maintenance of competitive service levels to its businesses and customers, unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory costs and technology costs, higher than expected employee levels due to lower than expected attrition rates or employee needs not currently anticipated, the Company’s decision to increase or decrease discretionary operating expenses depending on overall business performance, the impact of changes in foreign currency exchange rates on costs and results, and the level of acquisition activity and related expenses;

•

uncertainty in the growth of operating expenses relative to the growth of revenues in 2012 and subsequent years and the possibility that the ratio of total expenses to revenues will not migrate back towards historical levels over time, which will depend on (i) factors affecting revenue, such as, among other things, the growth of consumer and business spending on American Express cards, higher travel commissions and fees, the growth of and/or higher yields on the loan portfolio and the development of new revenue opportunities and (ii) the success of the Company in containing operating expenses, which will be impacted by, among other things, the factors identified in the preceding bullet, and in containing other expenses including the Company’s ability to control and manage marketing and promotion expenses as described below as well as expenses related to increased redemptions or other growth in rewards and cardmember services expenses. Further, in any period, the ability to grow revenue faster than operating expenses and the ratio of total expenses to revenues may be impacted by rapid decreases in revenues that cannot be matched by decreases in operating expenses;

•

uncertainty in the amount of marketing and promotion expenses relative to the revenues in 2012, which will depend on (i) factors affecting revenue, which will be impacted by, among other things, the factors identified in the preceding bullet and (ii) the Company’s ability to control and manage marketing and promotion expenses as described below, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•

changes affecting the success of the Company’s reengineering and other cost control initiatives, which may result in the Company not realizing all or a significant portion of the benefits that the Company intends;

•

the actual amount to be spent by the Company on investments in the business, including on marketing, promotion, rewards and cardmember services and certain operating expenses, which will be based in part on management’s assessment of competitive opportunities and the Company’s performance and the ability to control and manage operating, infrastructure, advertising, promotion and rewards expenses as business expands or changes, including the changing behavior of cardmembers;

•	the effectiveness of the Company’s risk management policies and procedures, including credit risk relating to consumer debt, liquidity risk in meeting business requirements and operational risk;

•

the Company’s lending write-off rates for 2012 not remaining below the average historical levels of the last ten years, which will depend in part on changes in the level of the Company’s loan balances, delinquency rates of cardmembers, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

•

changes affecting the Company’s ability or desire to repurchase up to $4 billion of its common shares in 2012 and up to $1 billion in the first quarter of 2013, such as acquisitions, results of operations and capital needs, among other factors;

•

the ability of the Company to maintain and expand its presence in the digital payments space, including as an online payments provider, which will depend on the Company’s success in evolving its business models and processes for the digital environment, building partnerships and executing programs with companies, and utilizing digital capabilities that can be leveraged for future growth;

•

changes affecting the Company’s ability to accept or maintain deposits due to market demand or regulatory constraints, such as changes in interest rates and regulatory restrictions on the Company’s ability to obtain deposit funding or offer competitive interest rates, which could affect the Company’s liquidity position and the Company’s ability to fund the Company’s business;

•

the failure of the U.S. Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, which could increase the Company’s effective tax rate and have an adverse impact on net income;

•

factors beyond the Company’s control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, terrorism, “hackers” or fraud, which could affect travel-related spending or disrupt the Company’s global network systems and ability to process transactions; and

•

the Company’s funding plan for 2012 being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by the Company, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below and others, for which there have been no subsequent material developments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, are described in such report.

For those legal proceedings and governmental examinations referred to in the last sentence of the preceding paragraph for which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $510 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, refer to Note 14 to the Consolidated Financial Statements.

Corporate Matters

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world.

The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. The allegations in Kaufman relate primarily to monthly service fee charges assessed on the Company’s gift card products, with the principal claim being that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The parties entered into a settlement agreement that was approved preliminarily by the Court on September 21, 2011. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement, including without limitation, gift cards sold at physical retail locations, via the Internet, or through mall co-branded programs.” Under the terms of the proposed settlement, an approximate $6.8 million total settlement fund will be created and class members will be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees. Any monies remaining in the settlement fund after payment of claims to class members, costs of notice and administration and class counsel attorneys’ fees and expenses would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards without paying a purchase fee or any shipping fees and allow certain cardholders to obtain refunds of unused funds on gift cards without paying a check issuance fees. A final settlement approval hearing took place on February 29, 2012. The Court reserved decision on final approval, and additional briefing on various issues was submitted to the Court on April 2, 2012. The Company is also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and are objecting to the Kaufman settlement. If the Court approves the final settlement in Kaufman, all related gift card claims and actions would also be released. In similar gift card litigation filed in San Diego County (California) Superior Court, Kazemi v. Westfield America, Inc., the matter settled on a class basis in 2011, with total payments required to be made (to class members, and for plaintiffs’ attorneys’ fees, costs and plaintiffs’ incentive awards) of less than $550,000.

U.S. Card Services and Global Merchant Services Matters

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the District Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the United States Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. In January 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, who were assessed a foreign exchange transaction fee or surcharge and who have submitted valid claims in In re Currency Conversion Antitrust Litigation, and (2) denied American Express’ motion to amend its answer to add the affirmative defense of release. On March 29, 2011, the Court denied the Company’s motion for summary judgment, which sought dismissal of plaintiff’s complaint and the Company’s request that the Court certify this issue for immediate appeal was denied. The parties have reached an agreement in principle to settle the claims asserted on behalf of the damage class concerning foreign currency conversion rates under which the Company agreed to pay $49.5 million into a settlement fund. The Court preliminarily approved that settlement on November 18, 2011 and a final approval hearing was held on April 27, 2012. The claims asserted by the injunction class concerning cardmember arbitration clauses are not included in the proposed settlement and will continue to be litigated. Trial is currently scheduled to begin on January 7, 2013.

International Matters

In April 2011, in a matter captioned 9085-4886 Quebec Inc. and Peter Bakopanos v. Amex Bank of Canada and Amex Canada Inc., a motion was filed in the Quebec Superior Court seeking to authorize the bringing of a class action lawsuit alleging that the non-discrimination provisions in the Canadian merchant agreement violate Canadian competition law under the price maintenance provision (section 76) of the Canadian Competition Act. The petitioners seek unspecified damages and the elimination of the non-discrimination provisions. In February 2012, the plaintiff was granted leave to amend the motion to authorize the class action to, amongst other things, add a new representative plaintiff, make an additional claim under articles 1411, 1437 and 1457 of the Quebec Civil Code, as well as claim under section 61 of the Canadian Competition Act which was the provision dealing with price maintenance until it was repealed in 2009. We have brought a motion to dismiss the class action for lack of jurisdiction which prompted a request by petitioners to seek permission to introduce expert evidence. The hearing on the motion to dismiss will be scheduled after a determination is made on the petitioner’s motion to introduce expert evidence.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended March 31, 2012.

	123456	123456	123456	123456

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2012
Repurchase program (a)	—	$—	—	—
Employee transactions (b)	60,252	$48.97	N/A	N/A

February 1-29, 2012
Repurchase program (a)	—	$—	—	—
Employee transactions (b)	1,745,678	$49.91	N/A	N/A

March 1-31, 2012
Repurchase program (a)	4,059,700	$57.53	4,059,700	148,519,300
Employee transactions (b)	14,588	$52.92	N/A	N/A

Total
Repurchase program (a)	4,059,700	$57.53	4,059,700	148,519,300
Employee transactions (b)	1,820,518	$49.90	N/A	N/A

(a)

On March 26, 2012, the Company announced the authorization to repurchase up to 150 million shares of its common stock from time to time, in accordance with the Company’s capital distribution plans approved by the Federal Reserve and subject to market conditions. This authorization replaced all prior repurchase authorizations. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Additional future share repurchases are subject to approval by the Federal Reserve. As of March 31, 2012, there were approximately 149 million shares of common stock remaining under Board authorization.

(b)

Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.

(c)

Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index”, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: May 1, 2012	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: May 1, 2012	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan), dated March 29, 2012.
12	Computation in Support of Ratio of Earnings to Fixed Charges.
31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1