Form 10-Q
period 2012-06-30
AMERICAN EXPRESS CO
filed 2012-08-02
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Shares (par value $.20 per share)	1,133,648,755 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2012	2011
Revenues
Non-interest revenues
Discount revenue	$4,482	$ 4,278
Net card fees	615	613
Travel commissions and fees	521	523
Other commissions and fees	575	584
Other	651	537

Total non-interest revenues	6,844	6,535

Interest income
Interest on loans	1,582	1,543
Interest and dividends on investment securities	67	99
Deposits with banks and other	22	18

Total interest income	1,671	1,660

Interest expense
Deposits	115	131
Short-term borrowings	6	1
Long-term debt and other	429	445

Total interest expense	550	577

Net interest income	1,121	1,083

Total revenues net of interest expense	7,965	7,618

Provisions for losses
Charge card	163	161
Cardmember loans	277	176
Other	21	20

Total provisions for losses	461	357

Total revenues net of interest expense after provisions for losses	7,504	7,261

Expenses
Marketing, promotion, rewards and cardmember services	2,415	2,581
Salaries and employee benefits	1,536	1,595
Professional services	711	745
Other, net	963	575

Total	5,625	5,496

Pretax income from continuing operations	1,879	1,765
Income tax provision	540	470

Income from continuing operations	1,339	1,295
Income from discontinued operations, net of tax	—	36

Net income	$1,339	$ 1,331

Earnings per Common Share — Basic (Note 11):
Income from continuing operations attributable to common shareholders(a)	$1.16	$ 1.08
Income from discontinued operations	—	0.03

Net income attributable to common shareholders(a)	$1.16	$ 1.11

Earnings per Common Share — Diluted (Note 11):
Income from continuing operations attributable to common shareholders(a)	$1.15	$ 1.07
Income from discontinued operations	—	0.03

Net income attributable to common shareholders(a)	$1.15	$ 1.10

Average common shares outstanding for earnings per common share:
Basic	1,145	1,190
Diluted	1,152	1,197
Cash dividends declared per common share	$0.20	$ 0.18

(a)

Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards of $14 million and $15 million for the three months ended June 30, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2012	2011
Revenues
Non-interest revenues
Discount revenue	$8,739	$ 8,180
Net card fees	1,225	1,214
Travel commissions and fees	972	977
Other commissions and fees	1,158	1,113
Other	1,231	1,012

Total non-interest revenues	13,325	12,496

Interest income
Interest on loans	3,193	3,098
Interest and dividends on investment securities	133	187
Deposits with banks and other	52	38

Total interest income	3,378	3,323

Interest expense
Deposits	244	268
Short-term borrowings	11	1
Long-term debt and other	869	901

Total interest expense	1,124	1,170

Net interest income	2,254	2,153

Total revenues net of interest expense	15,579	14,649

Provisions for losses
Charge card	341	359
Cardmember loans	489	56
Other	43	39

Total provisions for losses	873	454

Total revenues net of interest expense after provisions for losses	14,706	14,195

Expenses
Marketing, promotion, rewards and cardmember services	4,734	5,031
Salaries and employee benefits	3,171	3,117
Professional services	1,402	1,408
Other, net	1,747	1,142

Total	11,054	10,698

Pretax income from continuing operations	3,652	3,497
Income tax provision	1,057	1,025

Income from continuing operations	2,595	2,472
Income from discontinued operations, net of tax	—	36

Net income	$2,595	$ 2,508

Earnings per Common Share — Basic (Note 11):
Income from continuing operations attributable to common shareholders(a)	$2.23	$ 2.05
Income from discontinued operations	—	0.03

Net income attributable to common shareholders(a)	$2.23	$ 2.08

Earnings per Common Share — Diluted (Note 11):
Income from continuing operations attributable to common shareholders(a)	$2.22	$ 2.04
Income from discontinued operations	—	0.03

Net income attributable to common shareholders(a)	$2.22	$ 2.07

Average common shares outstanding for earnings per common share:
Basic	1,151	1,190
Diluted	1,158	1,197
Cash dividends declared per common share	$0.40	$ 0.36

(a)

Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards of $28 million and $30 million for the six months ended June 30, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2012	2011	2012	2011
Net income	$1,339	$1,331	$2,595	$ 2,508
Other comprehensive income (loss):
Net unrealized securities gains, net of tax of: 2012, $1 and $14; 2011, $57 and $54	11	91	31	92
Net unrealized derivatives gains, net of tax of: 2012, nil and nil; 2011, $2 and $3	—	3	1	7
Foreign currency translation adjustments, net of tax of: 2012, $135 and $13; 2011, $(52) and $(172)	(199)	(4)	(127)	62
Net unrealized pension and other postretirement benefit gains, net of tax of: 2012, $11 and $13; 2011, $4 and $(2)	14	8	20	5

Other comprehensive (loss) income	(174)	98	(75)	166

Comprehensive income	$1,165	$1,429	$2,520	$ 2,674

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$3,053	$3,514
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2012, $65; 2011, $470)	18,949	20,572
Short-term investment securities	70	807

Total	22,072	24,893
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2012, $7,235; 2011, $8,027), less reserves: 2012, $392; 2011, $438	41,148	40,452
Other receivables, less reserves: 2012, $85; 2011, $102	2,771	3,657
Loans
Cardmember loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2012, $31,522; 2011, $33,834), less reserves: 2012, $1,547; 2011, $1,874	59,432	60,747
Other loans, less reserves: 2012, $18; 2011, $18	478	419
Investment securities	6,326	7,147
Premises and equipment, less accumulated depreciation: 2012, $5,105; 2011, $4,747	3,442	3,367
Other assets (includes restricted cash of consolidated variable interest entities: 2012, $1,196; 2011, $207)	12,459	12,655

Total assets	$148,128	$153,337

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$35,961	$37,898
Travelers Cheques outstanding	4,507	5,123
Accounts payable	11,768	10,458
Short-term borrowings	3,553	4,337
Long-term debt (includes debt issued by consolidated variable interest entities: 2012, $15,976; 2011, $20,856)	55,953	59,570
Other liabilities	17,119	17,157

Total liabilities	128,861	134,543

Contingencies (Note 13)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,139 million shares as of June 30, 2012 and 1,164 million shares as of December 31, 2011	228	232
Additional paid-in capital	12,273	12,217
Retained earnings	7,717	7,221
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax of: 2012, $182; 2011, $168	319	288
Net unrealized derivatives losses, net of tax of: 2012, $(1); 2011, $(1)	—	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(446); 2011, $(459)	(809)	(682)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2012, $(220); 2011, $(233)	(461)	(481)

Total accumulated other comprehensive loss	(951)	(876)

Total shareholders’ equity	19,267	18,794

Total liabilities and shareholders’ equity	$148,128	$153,337

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2012	2011
Cash Flows from Operating Activities
Net income	$2,595	$2,508
Income from discontinuing operations, net of tax	—	(36)

Income from continuing operations	2,595	2,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	873	454
Depreciation and amortization	507	505
Deferred taxes and other	219	380
Stock-based compensation	164	156
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	862	(86)
Other assets	880	(572)
Accounts payable and other liabilities	1,228	1,113
Travelers Cheques outstanding	(586)	(446)

Net cash provided by operating activities	6,742	3,976

Cash Flows from Investing Activities
Sale of investments	267	893
Maturity and redemption of investments	779	4,497
Purchase of investments	(164)	(650)
Net increase in cardmember loans/receivables	(634)	(1,569)
Purchase of premises and equipment, net of sales: 2012, $2; 2011, $3	(496)	(558)
Acquisitions/dispositions, net of cash acquired/sold	(457)	(582)
Net (increase) decrease in restricted cash	(1,066)	3,476

Net cash (used in) provided by investing activities	(1,771)	5,507

Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(1,503)	2,545
Net (decrease) increase in short-term borrowings	(748)	617
Issuance of long-term debt	4,194	3,328
Principal payments on long-term debt	(7,703)	(8,597)
Issuance of American Express common shares	369	430
Repurchase of American Express common shares	(1,949)	(750)
Dividends paid	(446)	(433)

Net cash used in financing activities	(7,786)	(2,860)

Effect of exchange rate changes on cash	(6)	103

Net (decrease) increase in cash and cash equivalents	(2,821)	6,726
Cash and cash equivalents at beginning of period	24,893	16,356

Cash and cash equivalents at end of period	$22,072	$23,082

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

Beginning the first quarter of 2012, the Company revised the income statement reporting of annual membership card fees on lending products, increasing net card fees and reducing interest on loans. Corresponding amounts presented in prior periods have been reclassified to conform to the current period presentation.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the six months ended June 30, 2012 or during the year ended December 31, 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of June 30, 2012 and December 31, 2011:

	2012			2011
(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$290	$290	$—	$360	$360	$ —
Debt securities and other(b)	6,036	339	5,697	6,787	340	6,447
Derivatives(a)	1,362	—	1,362	1,516	—	1,516

Total assets	$7,688	$629	$7,059	$8,663	$700	$ 7,963

Liabilities:
Derivatives(a)	$98	$—	$98	$108	$—	$ 108

Total liabilities	$98	$—	$98	$108	$—	$ 108

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, both on a further disaggregated basis.

(b)	The Level 1 amounts represent the Company’s holdings of U.S. Government treasury obligations at June 30, 2012 and December 31, 2011.

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

The Company reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, the Company corroborates the prices provided by its pricing services for reasonableness by comparing the prices from the respective pricing services to valuations obtained from different pricing sources as well as comparing prices to the sale prices received from sold securities at least quarterly. In instances where price discrepancies are identified between different pricing sources, the Company evaluates such discrepancies to ensure that the prices used for its valuation represent the fair value of the underlying investment securities. Refer to Note 5 for additional fair value information.

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

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 8 for additional fair value information.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2012:

	Carrying Value	Corresponding Fair Value Amount
(Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	$46	$46		$—	$46		$ —
Financial assets carried at other than fair value
Loans, net	$60	$61	(c)	$—	$—		$ 61

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$53	$53		$—	$53		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$10	$10		$—	$10		$ —
Long-term debt	$56	$59	(c)	$—	$59		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivables (including fair values of cardmember receivables of $7.2 billion held by consolidated variable interest entities (VIEs) as of June 30, 2012), restricted cash and other miscellaneous assets.

(c)	Includes fair values of loans and long-term debt of $31.1 billion and $16.2 billion, respectively, held by consolidated VIEs as of June 30, 2012.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

Long-term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes. The fair value of the Company’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, the Company uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap spreads, bond yields of other long-term debt offered by the Company, and interest rates currently offered to the Company for similar debt instruments of comparable maturities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Fair Value Measurements

The Company did not have any material assets that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2012 or during the year ended December 31, 2011.

3.	Accounts Receivable and Loans

As described below, the Company’s charge and lending payment card products result in the generation of cardmember receivables and cardmember loans, respectively.

Cardmember and Other Receivables

Cardmember receivables, representing amounts due from charge payment card product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for the Company.

Charge card customers generally must pay the full amount billed each month.

Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued fees.

Accounts receivable as of June 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
U.S. Card Services(a)	$19,588	$ 20,645
International Card Services	6,804	7,222
Global Commercial Services(b)	14,985	12,829
Global Network & Merchant Services(c)	163	194

Cardmember receivables(d)	41,540	40,890
Less: Reserve for losses	392	438

Cardmember receivables, net	$41,148	$ 40,452

Other receivables, net(e)	$2,771	$ 3,657

(a)	Includes $6.7 billion and $7.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of June 30, 2012 and December 31, 2011, respectively.

(b)

Includes $492 million and $459 million of gross cardmember receivables available to settle obligations of a consolidated VIE as of June 30, 2012 and December 31, 2011, respectively. Also includes $746 million and $563 million due from airlines, of which Delta Air Lines (Delta) comprises $527 million and $340 million as of June 30, 2012 and December 31, 2011, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $12.9 billion and $12.8 billion of cardmember receivables outside the United States as of June 30, 2012 and December 31, 2011, respectively.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) the Company’s travel customers and suppliers, (iii) certain merchants for billed discount revenue and (iv) other receivables due to the Company in the ordinary course of business. As of December 31, 2011, other receivables also included investments that matured on December 31, 2011, but which did not settle until January 3, 2012. Other receivables are presented net of reserves for losses of $85 million and $102 million as of June 30, 2012 and December 31, 2011, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember and Other Loans

Cardmember loans, representing amounts due from lending payment card product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with the Company. The Company’s lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending-on-charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges.

Cardmember loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. The Company’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that the Company believes will not be collected.

Loans as of June 30, 2012 and December 31, 2011 consisted of:

(Millions)	2012	2011
U.S. Card Services(a)	$52,496	$ 53,686
International Card Services	8,448	8,901
Global Commercial Services	35	34

Cardmember loans	60,979	62,621
Less: Reserve for losses	1,547	1,874

Cardmember loans, net	$59,432	$ 60,747

Other loans, net(b)	$478	$ 419

(a)	Includes approximately $31.5 billion and $33.8 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of June 30, 2012 and December 31, 2011, respectively.

(b)

Other loans primarily represent a store card loan portfolio whose billed business is not processed on the Company’s network, loans to merchants and small business installment loans. Other loans are presented net of reserves for losses of $18 million as of both June 30, 2012 and December 31, 2011.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of June 30, 2012 and December 31, 2011:

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$51,868		$184		$134		$310	$ 52,496
International Card Services	8,309		47		29		63	8,448
Cardmember Receivables:
U.S. Card Services	$19,255		$108		$65		$160	$ 19,588
International Card Services(a)	(b	)	(b	)	(b	)	67	6,804
Global Commercial Services(a)	(b	)	(b	)	(b	)	88	14,985

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$52,930		$218		$165		$373	$ 53,686
International Card Services	8,748		52		32		69	8,901
Cardmember Receivables:
U.S. Card Services	$20,246		$122		$81		$196	$ 20,645
International Card Services(a)	(b	)	(b	)	(b	)	63	7,222
Global Commercial Services(a)	(b	)	(b	)	(b	)	109	12,829

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

(b)

Historically, data for periods prior to 90 days past billing are not available due to financial reporting system constraints. Therefore, it has not been relied upon for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Loans and Receivables

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2012			2011
	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Cardmember Loans:
U.S. Card Services	2.3%	2.5%	1.2%	3.4%	3.8%	1.5%
International Card Services	2.1%	2.6%	1.7%	3.1%	3.7%	2.1%
Cardmember Receivables:
U.S. Card Services	2.2%	2.3%	1.7%	1.6%	1.7%	1.7%

			2012		2011
			Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International Card Services			0.16%	1.0%	0.15%	1.0%
Global Commercial Services			0.07%	0.6%	0.06%	0.7%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. Because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

Refer to Note 4 for additional indicators, including external environmental factors, that management considers in its monthly evaluation process for reserves for losses.

Impaired Cardmember Loans and Receivables

Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance restructured loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan and receivable agreement. The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

The Company may modify, through various company sponsored programs, cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses while providing cardmembers with temporary or permanent financial relief. The Company has classified cardmember loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the cardmember exits the modification program and (iv) placing the cardmember on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled, or in certain cases suspended until the cardmember successfully exits the modification program. In accordance with the modification agreement with the cardmember, loans with modified terms will revert back to the original contractual terms (including contractual interest rate) when the cardmember exits the modification program, either (i) when all payments have been made in accordance with the modification agreement or (ii) the cardmember defaults out of the modification program. In either case, the Company establishes a reserve for

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cardmember interest charges considered to be uncollectible. The performance of a loan or a receivable modified as a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of modification programs remains uncertain, the Company believes the programs improve the cumulative loss performance of such loans and receivables.

Reserves for cardmember loans and receivables modified as TDRs are determined by the difference between the cash flows expected to be received from the cardmember (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the cardmember loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement, including the component due to the passage of time, are included in the provision for losses in the Consolidated Statements of Income.

The following table provides additional information with respect to the Company’s impaired cardmember loans and receivables, which are not significant for ICS and GCS, as of June 30, 2012 and December 31, 2011:

2012 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)

Cardmember Loans:
U.S. Card Services	$56	$452	$692	$1,200	$1,146	$ 164
International Card Services	61	5	7	73	71	1
Cardmember Receivables:
U.S. Card Services	—	—	121	121	114	98

Total	$117	$457	$820	$1,394	$1,331	$ 263

2011 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)

Cardmember Loans:
U.S. Card Services	$64	$529	$736	$1,329	$1,268	$ 174
International Card Services	67	6	8	81	80	2
Cardmember Receivables:
U.S. Card Services	—	—	174	174	165	118

Total	$131	$535	$918	$1,584	$1,513	$ 294

(a)

The Company’s policy is generally to accrue interest through the date of write-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected. Excludes loans modified as a TDR.

(b)

Non-accrual loans not in modification programs include certain cardmember loans placed with outside collection agencies for which the Company has ceased accruing interest. The Company’s policy is generally not to resume the accrual of interest on these loans. Payments received are applied against the recorded loan balance. Interest income is recognized on a cash basis for any payments received after the loan balance has been paid in full. Excludes loans modified as a TDR.

(c)

Total loans and receivables modified as a TDR includes $351 million and $410 million that are non-accrual and $4 million and $4 million that are past due 90 days and still accruing interest as of June 30, 2012 and December 31, 2011, respectively.

(d)	Unpaid principal balance consists of cardmember charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(e)

Represents the reserve for losses for TDRs, which are evaluated separately for impairment. The Company records a reserve for losses for all impaired loans. Refer to Cardmember Loans Evaluated Separately and Collectively for Impairment in Note 4 for further discussion of the reserve for losses on loans over 90 days past due and accruing interest and non-accrual loans, which are evaluated collectively for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans and receivables, which are not significant for ICS and GCS, during the three and six months ended June 30:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$14	$1,242	$30	$ 1,271
International Card Services	4	76	8	78
Cardmember Receivables:
U.S. Card Services	—	133	—	147

Total	$18	$1,451	$38	$ 1,496

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$17	$1,500	$35	$ 1,598
International Card Services	8	101	17	106
Cardmember Receivables:
U.S. Card Services	—	137	—	130

Total	$25	$1,738	$52	$ 1,834

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the cardmember loans and receivables modified as TDRs, which are not significant for ICS, during the three and six months ended June 30:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	24	$178	$173	56	$407	$ 396
U.S. Card Services — Cardmember Receivables	8	94	93	19	222	218

Total(b)	32	$272	$266	75	$629	$ 614

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	36	$267	$256	79	$587	$ 562
U.S. Card Services — Cardmember Receivables	11	87	84	22	180	174

Total(b)	47	$354	$340	101	$767	$ 736

(a)	Includes principal and accrued interest.

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

The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:

•

Interest Rate Reduction: For the three months ended June 30, 2012 and 2011, the average interest rate reduction was 13 percentage points and 12 percentage points, respectively. For the six months ended June 30, 2012 and 2011, the average interest rate reduction was 13 percentage points and 11 percentage points, respectively. None of these interest rate reductions had a significant impact on interest on loans in the Consolidated Statements of Income. The Company does not offer interest rate reduction programs for U.S. Card Services (USCS) cardmember receivables as these receivables are non-interest bearing.

•

Outstanding Balance Reduction: The table above presents the financial effects to the Company as a result of reducing the outstanding balance for short-term settlement programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written-off or will be written-off upon successful completion of the settlement program.

•	Payment Term Extension: For both the three and six months ended June 30, 2012, the average payment term extension was approximately 13 months for USCS cardmember receivables. For both the three and

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

six months ended June 30, 2011, the average payment term extension was approximately 15 months for USCS cardmember receivables. For USCS cardmember loans, there have been no payment term extensions.

The following table provides information for the three and six months ended June 30, 2012 and 2011, with respect to the cardmember loans and receivables modified as TDRs on which there was a default within the previous 12 months. A cardmember will default from a modification program after one and up to three consecutive missed payments, depending on the terms of the modification program. The defaulted ICS cardmember loan modifications were not significant.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	6	$47	15	$ 110
U.S. Card Services — Cardmember Receivables	1	8	2	20

Total	7	$55	17	$ 130

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	13	$96	27	$ 205
U.S. Card Services — Cardmember Receivables	2	12	4	25

Total	15	$108	31	$ 230

(a)	The outstanding balance includes principal and accrued interest.

4.	Reserves for Losses

Reserves for losses relating to cardmember loans and receivables represent management’s best estimate of the losses inherent in the Company’s outstanding portfolio of loans and receivables. Management’s evaluation process requires certain estimates and judgments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding overall reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external factors on the losses inherent within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are written off upon notification and recoveries are recognized as they are collected.

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the six months ended June 30:

(Millions)	2012	2011
Balance, January 1	$ 438	$386
Additions:
Provisions(a)	283	279
Other(b)	58	80

Total provision	341	359

Deductions:
Net write-offs(c)	(346)	(260)
Other(d)	(41)	(70)

Balance, June 30	$ 392	$415

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $193 million and $171 million for the six months ended June 30, 2012 and 2011, respectively.

(d)

Includes net write-offs resulting from unauthorized transactions of $(63) million and $(77) million for the six months ended June 30, 2012 and 2011, respectively; foreign currency translation adjustments of $(2) million and $5 million for the six months ended June 30, 2012 and 2011, respectively; cardmember bankruptcy reserves of $18 million and nil for the six months ended June 30, 2012 and 2011, respectively; and other items of $6 million and $2 million for the six months ended June 30, 2012 and 2011, respectively. Cardmember bankruptcy reserves were classified as other liabilities in prior periods.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Receivables Evaluated Individually and Collectively for Impairment

The following table presents cardmember receivables evaluated individually and collectively for impairment and related reserves as of June 30, 2012 and December 31, 2011:

(Millions)	2012	2011
Cardmember receivables evaluated individually for impairment(a)	$121	$ 174
Related reserves(a)	$98	$ 118

Cardmember receivables evaluated collectively for impairment	$41,419	$ 40,716
Related reserves	$294	$ 320

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 3 for further information.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2012	2011
Balance, January 1	$1,874	$3,646
Additions:
Provisions(a)	438	7
Other(b)	51	49

Total provision	489	56

Deductions:
Net write-offs:
Principal(c)	(678)	(992)
Interest and fees(c)	(85)	(115)
Other(d)	(53)	(35)

Balance, June 30	$1,547	$2,560

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Provisions for unauthorized transactions.

(c)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $258 million and $300 million for the six months ended June 30, 2012 and 2011, respectively. Recoveries of interest and fees were de minimis.

(d)

Includes net write-offs for unauthorized transactions of $(53) million and $(47) million for the six months ended June 30, 2012 and 2011, respectively; foreign currency translation adjustments of $(1) million and $13 million for the six months ended June 30, 2012 and 2011, respectively; cardmember bankruptcy reserves of $4 million and nil for the six months ended June 30, 2012 and 2011, respectively; and other items of $(3) million and $(1) million for the six months ended June 30, 2012 and 2011, respectively. Cardmember bankruptcy reserves were classified as other liabilities in prior periods.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans Evaluated Individually and Collectively for Impairment

The following table presents cardmember loans evaluated individually and collectively for impairment and related reserves as of June 30, 2012 and December 31, 2011:

(Millions)	2012	2011
Cardmember loans evaluated individually for impairment(a)	$699	$ 744
Related reserves(a)	$165	$ 176

Cardmember loans evaluated collectively for impairment(b)	$60,280	$ 61,877
Related reserves(b)	$1,382	$ 1,698

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 3 for further information.

(b)

Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans and related reserves. The reserves include the results of analytical models that are specific to individual pools of loans and reserves for external environmental factors that apply to loans in geographic markets that are collectively evaluated for impairment and are not specific to any individual pool of loans.

5.	Investment Securities

Investment securities include debt and equity securities classified as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in Accumulated Other Comprehensive Income (AOCI), net of income taxes. Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 2 for a description of the Company’s methodology for determining the fair value of investment securities.

The following is a summary of investment securities as of June 30, 2012 and December 31, 2011:

	2012				2011
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$4,643	$157	$(21)	$4,779	$4,968	$103	$(72)	$ 4,999
U.S. Government agency obligations	3	—	—	3	352	2	—	354
U.S. Government treasury obligations	330	9	—	339	330	10	—	340
Corporate debt securities(a)	471	5	(2)	474	626	9	(3)	632
Mortgage-backed securities(b)	241	17	—	258	261	17	—	278
Equity securities(c)	81	209	—	290	95	265	—	360
Foreign government bonds and obligations	118	12	—	130	120	10	—	130
Other(d)	52	1	—	53	54	—	—	54

Total	$5,939	$410	$(23)	$6,326	$6,806	$416	$(75)	$ 7,147

(a)

The June 30, 2012 and December 31, 2011 balances include, on a cost basis, $400 million and $550 million, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)	Primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC).

(d)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011:

	2012				2011
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$96	$(1)	$351	$(20)	$—	$—	$1,094	$(72)
Corporate debt securities	15	(1)	3	(1)	15	(2)	2	(1)

Total	$111	$(2)	$354	$(21)	$15	$(2)	$1,096	$(73)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2012 and December 31, 2011:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2012:
90%–100%	15	$111	$(2)	31	$281	$(8)	46	$392	$(10)
Less than 90%	—	—	—	6	73	(13)	6	73	(13)

Total as of June 30, 2012	15	$111	$(2)	37	$354	$(21)	52	$465	$(23)

2011:
90%–100%	—	$—	$—	114	$884	$(35)	114	$884	$(35)
Less than 90%	1	15	(2)	22	212	(38)	23	227	(40)

Total as of December 31, 2011	1	$15	$(2)	136	$1,096	$(73)	137	$1,111	$(75)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions identified above, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2012 or the year ended December 31, 2011.

Supplemental Information

Gross realized gains on sales of investment securities, included in other non-interest revenues for the three and six months ended June 30, 2012, were $26 million and $52 million, respectively (there were no gross realized gains for the three and six months ended June 30, 2011). Gross realized losses on sales of investment securities, included in other non-interest revenues for both the three and six months ended June 30, 2012, were $1 million (there were no gross realized losses for the three and six months ended June 30, 2011).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturities of investment securities, excluding equity securities and other securities, as of June 30, 2012 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$545	$ 549
Due after 1 year but within 5 years	358	366
Due after 5 years but within 10 years	176	187
Due after 10 years	4,727	4,881

Total	$5,806	$ 5,983

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

6.	Asset Securitizations

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

TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $0.8 billion of subordinated securities issued by the Lending Trust as of June 30, 2012. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both the Charge Trust and the Lending Trust.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There was approximately $75 million and $15 million of restricted cash held by the Charge Trust as of June 30, 2012 and December 31, 2011, respectively, and approximately $1.1 billion and $192 million of restricted cash held by the Lending Trust as of June 30, 2012 and December 31, 2011, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Charge Trust and Lending Trust Triggering Events

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the six months ended June 30, 2012 and the year ended December 31, 2011, no such triggering events occurred.

7.	Customer Deposits

As of June 30, 2012 and December 31, 2011, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2012	2011
U.S.:
Interest-bearing	$ 35,805	$ 37,271
Non-interest-bearing	8	4
Non-U.S.:
Interest-bearing	139	612
Non-interest-bearing	9	11

Total customer deposits	$ 35,961	$ 37,898

Customer deposits were aggregated by deposit type offered by the Company as of June 30, 2012 and December 31, 2011 as follows:

(Millions)	2012	2011
U.S. retail deposits:
Savings accounts – Direct	$ 15,611	$ 14,649
Certificates of deposit:
Direct	817	893
Third-party	9,127	10,781
Sweep accounts – Third-party	10,250	10,948
Other deposits	156	627

Total customer deposits	$ 35,961	$ 37,898

The scheduled maturities of certificates of deposit as of June 30, 2012 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2012	$ 1,379	$ 2	$ 1,381
2013	4,865	1	4,866
2014	2,583	—	2,583
2015	284	—	284
2016	609	—	609
After 5 years	224	—	224

Total	$ 9,944	$ 3	$ 9,947

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2012 and December 31, 2011, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2012	2011
U.S.	$534	$ 580
Non-U.S.	2	304

Total	$536	$ 884

8.	Derivatives and Hedging Activities

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

The Company centrally monitors market risks using market risk limits and escalation triggers as defined in its Asset/Liability Management Policy.

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

Foreign exchange risk is generated by cardmember cross-currency charges, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate the Company’s exposure to specific currencies.

In addition to the exposures identified above, effective August 1, 2011, the Company entered into a total return contract (TRC) to hedge its exposure to changes in the fair value of its equity investment in ICBC in local currency. Under the terms of the TRC, the Company receives from the TRC counterparty an amount equivalent to any reduction in the fair value of its investment in ICBC in local currency, and in return the Company pays to the TRC counterparty an amount equivalent to any increase in the fair value of its investment in local currency, along with all dividends paid by ICBC, as well as ongoing hedge costs. The TRC matures on August 1, 2014.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of June 30, 2012 and December 31, 2011, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2012 and December 31, 2011:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$963	$999	$—	$—
Cash flow hedges	—	—	—	1
Total return contract
Fair value hedge	28	13	—	—
Foreign exchange contracts
Net investment hedges	219	344	32	54

Total derivatives designated as hedging instruments	$1,210	$1,356	$32	$55

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$1	$—	$—
Foreign exchange contracts, including certain embedded derivatives(a)	152	159	64	50
Equity-linked embedded derivative(b)	—	—	2	3

Total derivatives not designated as hedging instruments	152	160	66	53

Total derivatives, gross	$1,362	$1,516	$98	$108

Cash collateral netting(c)	(630)	(587)	—	—

Derivative asset and derivative liability netting(c)	(19)	(14)	(19)	(14)

Total derivatives, net	$713	$915	$79	$94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)

As permitted under GAAP, balances represent the netting of cash collateral received and posted under credit support agreements, and the netting of derivative assets and derivative liabilities under master netting agreements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2012 and December 31, 2011, the Company hedged $19.9 billion and $17.1 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR, as basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value resulting from changes in interest rates. The existing basis adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a TRC to transfer this exposure to its derivative counterparty. As of June 30, 2012 and December 31, 2011, the fair value of the equity investment in ICBC was $290 million (523.7 million shares) and $359 million (605.4 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC:

For the Three Months Ended June 30: (Millions)

Derivative relationship	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
	Income Statement Line Item	Amount		Income Statement Line Item	Amount		ineffectiveness
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$47	$142	Other, net expenses	$(42)	$(138)	$5	$4
Total return contract	Other non-interest revenues	53	—	Other non-interest revenues	(53)	—	—	—

For the Six Months Ended June 30: (Millions)

Derivative relationship	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
	Income Statement Line Item	Amount		Income Statement Line Item	Amount		ineffectiveness
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(36)	$(16)	Other, net expenses	$27	$1	$(9)	$(15)
Total return contract	Other non-interest revenues	21	—	Other non-interest revenues	(21)	—	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $127 million and $126 million for the three months ended June 30, 2012 and 2011, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges. For the six months ended June 30, 2012 and 2011, the impact on interest expense was a net reduction in interest expense on long-term debt of $250 million and $251 million, respectively.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of June 30, 2012 and December 31, 2011, the Company hedged $301 million and $305 million, respectively, of its floating-rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify an insignificant amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $276 million and $(70) million for the three months ended June 30, 2012 and 2011, respectively, and was $26 million and $(292) million for the six months ended June 30, 2012 and 2011, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change.

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income:

For the Three Months Ended June 30: (Millions)

	Gains (losses) recognized in income
		Amount reclassified from AOCI into income			Net hedge ineffectiveness
Description	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$—	$(5)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$—	$—

For the Six Months Ended June 30: (Millions)

	Gains (losses) recognized in income
		Amount reclassified from AOCI into income			Net hedge ineffectiveness
Description	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(13)	Other, net expenses	$—	$—
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$—	$(3)

(a)	During the three and six months ended June 30, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and six months ended June 30:

For the Three Months Ended June 30: (Millions)

	Pretax gains (losses)
		Amount
Description	Income Statement Line Item	2012	2011
Interest rate contracts	Other, net expenses	$—	$—
Foreign exchange contracts(a)	Interest and dividends on investment securities	—	3
	Interest expense on short-term borrowings	—	2
	Interest expense on long-term debt and other	—	31
	Other, net expenses	139	(62)
Equity-linked contract	Other non-interest revenues	1	(1)

Total		$140	$(27)

For the Six Months Ended June 30: (Millions)

	Pretax gains (losses)
		Amount
Description	Income Statement Line Item	2012	2011
Interest rate contracts	Other, net expenses	$(1)	$2
Foreign exchange contracts(a)	Interest and dividends on investment securities	—	5
	Interest expense on short-term borrowings	—	3
	Interest expense on long-term debt and other	—	61
	Other, net expenses	44	(38)
Equity-linked contract	Other non-interest revenues	2	—

Total		$45	$33

(a)	Foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other expenses.

9.	Guarantees

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

The following table provides information related to such guarantees as of June 30, 2012 and December 31, 2011:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)
Type of Guarantee	2012	2011	2012	2011
Card and travel operations(c)	$44	$51	$94	$ 96
Other(d)	1	1	92	98

Total	$45	$52	$186	$ 194

(a)

Represents the notional amounts that could be lost under the guarantees and indemnifications if there was a total default by the guaranteed parties. The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes. The Company mitigates this risk by withholding settlement from the merchant or obtaining deposits and other guarantees from merchants considered higher risk due to various factors. The amounts being held by the Company are not significant when compared to the maximum potential undiscounted future payments.

(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Includes Return Protection, Account Protection and Merchant Protection.

(d)	Primarily includes guarantees related to the Company’s business dispositions and real estate.

10.	Income Taxes

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $846 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $846 million of unrecognized tax benefits, approximately $621 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $225 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rate from continuing operations was 28.7 percent and 28.9 percent for the three and six months ended June 30, 2012, respectively. The tax rate for the three and six months ended June 30, 2012 include tax benefits of $81 million and $131 million, respectively, related to the realization of certain foreign tax credits. In addition, the tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits.

The effective tax rate from continuing operations was 26.6 percent and 29.3 percent for the three and six months ended June 30, 2011, respectively. The tax rate for the three and six months ended June 30, 2011 includes a tax benefit of $102 million related to the favorable resolution of certain prior years’ tax items. In addition, the tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Numerator:
Basic and diluted:
Income from continuing operations	$1,339	$1,295	$2,595	$2,472
Earnings allocated to participating share awards(a)	(14)	(15)	(28)	(30)
Income from discontinued operations, net of tax	—	36	—	36

Net income attributable to common shareholders	$1,325	$1,316	$2,567	$2,478

Denominator:(a)
Basic: Weighted-average common stock	1,145	1,190	1,151	1,190
Add: Weighted-average stock options(b)	7	7	7	7

Diluted	1,152	1,197	1,158	1,197

Basic EPS:
Income from continuing operations attributable to common shareholders	$1.16	$1.08	$2.23	$2.05
Income from discontinued operations	—	0.03	—	0.03

Net income attributable to common shareholders	$1.16	$1.11	$2.23	$2.08

Diluted EPS:
Income from continuing operations attributable to common shareholders	$1.15	$1.07	$2.22	$2.04
Income from discontinued operations	—	0.03	—	0.03

Net income attributable to common shareholders	$1.15	$1.10	$2.22	$2.07

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

(b)

For both the three and six months ended June 30, 2012, the dilutive effect of unexercised stock options excludes 8 million options, from the computation of EPS because inclusion of the options would have been anti-dilutive. For the three and six months ended June 30, 2011, the dilutive effect of unexercised stock options excludes 19 million and 20 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.

For the three and six months ended June 30, 2012 and 2011, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

12.	Details of Certain Consolidated Statements of Income Line Items

The following is a detail of other commissions and fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Foreign currency conversion revenue	$216	$213	$423	$ 426
Delinquency fees	158	142	320	285
Service fees	89	89	182	176
Other	112	140	233	226

Total other commissions and fees	$575	$584	$1,158	$ 1,113

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Global Network Services partner revenues	$166	$156	$317	$302
Travelers Cheques related revenues	104	67	160	95
Net gain on investment securities	25	—	51	—
Other	356	314	703	615

Total other revenues	$651	$537	$1,231	$1,012

Other revenues include revenues arising from contracts with Global Network Services (GNS) partners including royalties and signing fees, insurance premiums earned from cardmember travel and other insurance programs, publishing revenues and other miscellaneous revenues and fees.

The following is a detail of marketing, promotion, rewards and cardmember services:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Marketing and promotion	$773	$795	$1,404	$1,504
Cardmember rewards	1,462	1,613	2,929	3,190
Cardmember services	180	173	401	337

Total marketing, promotion, rewards and cardmember services	$2,415	$2,581	$4,734	$5,031

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Cardmember rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Cardmember services expense includes protection plans and complimentary services provided to cardmembers.

The following is a detail of other, net expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Occupancy and equipment	$446	$391	$884	$785
Communications	95	92	191	187
MasterCard and Visa settlements, net of legal fees	—	(213)	—	(426)
Other	422	305	672	596

Total other, net expense	$963	$575	$1,747	$1,142

Other, net expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, internal and regulatory review-related refunds and insurance costs or settlements, investment impairments and certain Loyalty Partner expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of June 30, 2012, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses its material legal proceedings and governmental examinations under Item 1. Legal Proceedings, in Part II. Other Information, and under “Legal Proceedings” in its Annual Report on Form 10-K for the year ended December 31, 2011 (collectively, Legal Proceedings).

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. As discussed below, there may be instances in which an exposure to loss exceeds the accrued liability. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued or a revision to the disclosed estimated range of possible losses, as applicable.

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

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $520 million in excess of any accrued liability related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Reportable Operating Segments

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

The following table presents certain operating segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Non-interest revenues:
USCS	$2,925	$2,734	$5,679	$5,256
ICS	1,119	1,142	2,225	2,159
GCS	1,284	1,259	2,500	2,436
GNMS	1,259	1,183	2,445	2,271
Corporate & Other, including adjustments and eliminations(a)	257	217	476	374

Total	$6,844	$6,535	$13,325	$12,496

Interest income:
USCS	$1,302	$1,225	$2,616	$2,483
ICS	276	317	569	614
GCS	2	2	5	4
GNMS	5	1	9	2
Corporate & Other, including adjustments and eliminations(a)	86	115	179	220

Total	$1,671	$1,660	$3,378	$3,323

Interest expense:
USCS	$190	$200	$374	$403
ICS	98	108	198	214
GCS	65	70	127	128
GNMS	(59)	(55)	(117)	(103)
Corporate & Other, including adjustments and eliminations(a)	256	254	542	528

Total	$550	$577	$1,124	$1,170

Total revenues, net of interest expense:
USCS	$4,037	$3,759	$7,921	$7,336
ICS	1,297	1,351	2,596	2,559
GCS	1,221	1,191	2,378	2,312
GNMS	1,323	1,239	2,571	2,376
Corporate & Other, including adjustments and eliminations(a)	87	78	113	66

Total	$7,965	$7,618	$15,579	$14,649

Income (loss) from continuing operations:
USCS	$718	$665	$1,470	$1,220
ICS	178	161	375	350
GCS	219	177	396	361
GNMS	372	324	729	637
Corporate & Other, including adjustments and eliminations(a)	(148)	(32)	(375)	(96)

Total	$1,339	$1,295	$2,595	$2,472

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Interest on loans, which principally represents interest income earned on outstanding balances.

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

Forward-Looking Statements and Non-GAAP Measures

Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section below. In addition, certain information included within this Form 10-Q constitute non-GAAP financial measures. The Company’s calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

Bank Holding Company

The Company is a bank holding company under the Bank Holding Company Act of 1956 and the Federal Reserve Board (Federal Reserve) is the Company’s primary federal regulator. As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Current Economic Environment/Outlook

During the second quarter of 2012 cardmember spending volumes grew in the United States and internationally, and across all of the Company’s businesses, but at a slower pace than recent quarters. The slower spending growth reflects in part the continuation of a challenging global economic environment.

While the positive impacts of the Company’s billings growth, higher cardmember borrowing levels and higher other non-interest revenues were partially offset by significantly lower lending reserve releases this quarter as compared to a year ago, the growth in spend volumes and well-contained total expense growth provided the Company with the opportunity to invest in the business and also grow earnings. The Company continues to focus its investments on both driving near-term metrics and building capabilities that will benefit the medium- to long-term success of the Company.

The Company’s favorable credit trends contributed to slightly improved lending loss rates near all-time lows and a reduction in overall loss reserve levels, although provision expense for the second quarter of 2012 increased in light of the significantly lower lending reserve releases referred to above.

Competition remains extremely intense across all of the Company’s businesses. In addition, the global economic environment remains uncertain. The current instability in Europe in particular, and concerns about sovereign defaults and the creditworthiness and liquidity of the European banking systems, could adversely affect global economic conditions, including continued downward pressure on consumer and corporate confidence and spending, disrupting the debt and equity markets and impacting foreign exchange rates. European billed business accounted for approximately 11 percent of the Company’s total billed business for the quarter ended June 30, 2012. The Company also received the last litigation settlement payments from MasterCard and Visa in 2011 and continues to face difficult year-over-year comparisons in light of strong 2011 volume and credit performance. Due to these factors, the Company is continuing to implement its plan to grow operating expenses (i.e., expenses other than marketing, promotion, rewards and cardmember services) more slowly than revenues over the next two to three years.

American Express Company

Selected Statistical Information

Refer to “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing in the tables below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Card billed business: (billions)
United States	$148.7	$136.8	$288.3	$260.9
Outside the United States	72.9	70.8	144.5	134.6

Total	$221.6	$207.6	$432.8	$395.5

Total cards-in-force: (millions)
United States	51.2	49.8	51.2	49.8
Outside the United States	48.9	44.2	48.9	44.2

Total	100.1	94.0	100.1	94.0

Basic cards-in-force: (millions)
United States	39.8	38.7	39.8	38.7
Outside the United States	39.2	35.3	39.2	35.3

Total	79.0	74.0	79.0	74.0

Average discount rate	2.54%	2.54%	2.53%	2.55%
Average basic cardmember spending (dollars)(a)	$3,948	$3,767	$7,720	$7,206
Average fee per card (dollars)(a)	$39	$39	$39	$39
Average fee per card adjusted (dollars)(a)	$43	$43	$43	$43

(a)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $64 million and $56 million for the three months ended June 30, 2012 and 2011, respectively, and $129 million and $110 million for the six months ended June 30, 2012 and 2011, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

	Three Months Ended June 30,		Six Months Ended June 30,

(Billions, except percentages and where indicated)	2012	2011	2012	2011
Worldwide cardmember receivables
Total receivables	$41.5	$40.1	$41.5	$40.1
Loss reserves (millions)
Beginning balance	$424	$421	$438	$386
Provisions(a)	134	119	283	279
Other additions(b)	29	42	58	80
Net write-offs(c)	(164)	(128)	(346)	(260)
Other deductions(d)	(31)	(39)	(41)	(70)

Ending balance	$392	$415	$392	$415

% of receivables	0.9%	1.0%	0.9%	1.0%
Net write-off rate — principal — USCS(e)	2.0%	1.5%	2.2%	1.6%
Net write-off rate — principal and fees — USCS(e)	2.2%	1.7%	2.3%	1.7%
30 days past due as a % of total — USCS	1.7%	1.7%	1.7%	1.7%
Net loss ratio as a % of charge volume —ICS/GCS	0.10%	0.09%	0.10%	0.09%
90 days past billing as a % of total — ICS/GCS	0.7%	0.8%	0.7%	0.8%

Worldwide cardmember loans
Total loans	$61.0	$58.7	$61.0	$58.7
Loss reserves (millions)
Beginning balance	$1,680	$2,921	$1,874	$3,646
Provisions(a)	253	146	438	7
Other additions(b)	24	30	51	49
Net write-offs — principal(c)	(329)	(457)	(678)	(992)
Net write-offs — interest and fees(c)	(41)	(54)	(85)	(115)
Other deductions(d)	(40)	(26)	(53)	(35)

Ending balance	$1,547	$2,560	$1,547	$2,560

Ending Reserves — principal	$1,492	$2,488	$1,492	$2,488
Ending Reserves — interest and fees	$55	$72	$55	$72
% of loans	2.5%	4.4%	2.5%	4.4%
% of past due	202%	273%	202%	273%
Average loans	$60.6	$58.5	$60.7	$58.6
Net write-off rate — principal only(e)	2.2%	3.1%	2.2%	3.4%
Net write-off rate — principal, interest and fees(e)	2.4%	3.5%	2.5%	3.8%
30 days past due as a % of total	1.3%	1.6%	1.3%	1.6%
Net interest income divided by average loans(f)	7.4%	7.4%	7.5%	7.4%
Net interest yield on cardmember loans(f)	9.0%	9.0%	9.1%	9.1%

American Express Company

Selected Statistical Information

(continued)

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) interest and/or fees, less recoveries.

(d)

For cardmember receivables, includes net write-offs resulting from unauthorized transactions of $(30) million and $(41) million for the three months ended June 30, 2012 and 2011, respectively; foreign currency translation adjustments of $(5) million and $2 million for the three months ended June 30, 2012 and 2011, respectively; and other adjustments of $4 million and nil for the three months ended June 30, 2012 and 2011, respectively. For cardmember loans, includes net write-offs for unauthorized transactions of $(25) million and $(28) million for the three months ended June 30, 2012 and 2011, respectively; foreign currency translation adjustments of $(11) million and $2 million for the three months ended June 30, 2012 and 2011, respectively; and other adjustments of $(4) million and nil for the three months ended June 30, 2012 and 2011, respectively. Refer to Note 4 to the Consolidated Financial Statements for the components of other deductions for the six months ended June 30, 2012 and 2011.

(e)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(f)

Refer to the following table for calculation of net interest yield on cardmember loans, a non-GAAP measure, net interest income divided by average loans, a GAAP measure, and the Company’s rationale for presenting net interest yield on cardmember loans.

Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except percentages and where indicated)	2012	2011	2012	2011
Net interest income	$1,121	$1,083	$2,254	$2,153
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	341	360	705	738
Interest income not attributable to the Company’s cardmember loan portfolio	(104)	(130)	(213)	(252)

Adjusted net interest income(a)	$1,358	$1,313	$2,746	$2,639

Average loans (billions)	$60.6	$58.5	$60.7	$58.6
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other (billions)	(0.2)	(0.3)	(0.2)	(0.2)

Adjusted average loans (billions)(a)	$60.4	$58.2	$60.5	$58.4

Net interest income divided by average loans	7.4%	7.4%	7.5%	7.4%
Net interest yield on cardmember loans (a)	9.0%	9.0%	9.1%	9.1%

(a)

Net interest yield on cardmember loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on cardmember loans, which provides a measure of profitability of the Company’s cardmember loan portfolio.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with U.S. generally accepted accounting principles (GAAP) unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended June 30, 2012 and 2011

The Company’s consolidated net income for the three months ended June 30, 2012 increased $8 million or 1 percent to $1.3 billion and diluted EPS increased by $0.05 to $1.15, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense and total expenses increased by approximately 5 percent and 2 percent, respectively, and total provisions for losses increased by 29 percent for the three months ended June 30, 2012, as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased 7 percent and 4 percent, respectively.1

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the three months ended June 30, 2012 of $8.0 billion increased $347 million or 5 percent from 2011, reflecting increases of 7 percent in U.S. Card Services (USCS), 3 percent in Global Commercial Services (GCS) and 7 percent in Global Network and Merchant Services (GNMS), partially offset by a decline of 4 percent in International Card Services (ICS). The increase in total revenues net of interest expense primarily reflects higher discount revenue, increased other revenues and net interest income.

Discount revenue for the three months ended June 30, 2012 increased $204 million or 5 percent as compared to 2011 to $4.5 billion as a result of 7 percent growth in billed business volumes, partially offset by higher contra-revenue items, including corporate incentive payments and cash rebate rewards. The average discount rate was 2.54 percent for both the three months ended June 30, 2012 and 2011.

U.S. billed business and billed business outside the United States increased 9 percent and 3 percent, respectively, for the three months ended June 30, 2012 as compared to the same period in the prior year. The increase in billed business in the United States reflects an increase in average spending per proprietary basic card and an increase in basic cards-in-force. The increase in billed business outside the United States reflects increased basic cards-in-force.

[1]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three or six months ended June 30, 2012 apply to the period(s) against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

The table below summarizes selected statistics for billed business and average spend during the three months ended June 30, 2012 compared to the same period in the prior year.

	2012
	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	7%	9%
Proprietary billed business	7	8
GNS billed business(c)	7	13
Average spending per proprietary basic card	5	6
Basic cards-in-force	7
United States(b)
Billed business	9
Average spending per proprietary basic card	7
Basic cards-in-force	3
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	12
Proprietary Corporate Services billed business(e)	12
Outside the United States(b)
Billed business	3	10
Average spending per proprietary basic card	(1)	5
Basic cards-in-force	11
Proprietary consumer and small business billed business(f)	—	6
Proprietary Corporate Services billed business(e)	1	9

(a)	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States grew 14 percent in Japan, Asia Pacific and Australia (JAPA), 12 percent in Latin America and Canada (LACC) and 4 percent in Europe, the Middle East and Africa (EMEA).2

Total cards-in-force increased 6 percent worldwide due to a 15 percent increase in GNS, a 3 percent increase in both USCS and ICS, partially offset by a 1 percent decrease in GCS. During the three months ended June 30, 2012, total cards-in-force increased by 300,000 in the United States and 1,100,000 outside the United States compared to the first quarter of 2012.

Travel commissions and fees decreased $2 million or less than 1 percent to $521 million, primarily due to a 1 percent decline in worldwide travel sales. Business travel sales declined 4 percent while U.S. consumer travel sales increased by 12 percent.

Other commissions and fees decreased $9 million or 2 percent to $575 million for the three months ended June 30, 2012, compared to the second quarter of 2011. Assuming no changes in foreign currency exchange rates, other commissions and fees increased 4 percent for the three months ended June 30, 2012, compared to the second quarter of 2011.2 Compared to the first quarter of 2012, the growth rate slowed, as the prior quarter benefited from the acquisition of Loyalty Partner, which closed in March 2011.

[2]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

Other revenues increased $114 million or 21 percent to $651 million, primarily reflecting higher partner royalty revenues, a $30 million gain on the sale of investment securities and favorable effects of revised estimates in the liability for uncashed Travelers Cheques in international markets.

Interest income increased $11 million or 1 percent to $1.7 billion for the three months ended June 30, 2012 compared to the same period in the prior year. Interest on loans increased $39 million or 3 percent to $1.6 billion, driven by a 4 percent increase in average cardmember loans. Interest and dividends on investment securities decreased $32 million or 32 percent to $67 million, primarily reflecting lower dividends and decreased levels of investment securities. Interest on deposits with banks and other increased $4 million or 22 percent to $22 million, primarily due to higher average deposit balances compared to the same period in 2011.

Interest expense decreased $27 million or 5 percent to $550 million for the three months ended June 30, 2012 compared to the same period in 2011. Interest on deposits decreased $16 million or 12 percent to $115 million, as an increase in balances was more than offset by a lower cost of funds. Interest on short-term borrowings increased $5 million to $6 million for the three months ended June 30, 2012 compared to the same period in the prior year. Interest on long-term debt and other decreased $16 million or 4 percent, reflecting lower average long-term debt balances.

Provisions for Losses

Provisions for losses of $461 million for the three months ended June 30, 2012 increased $104 million or 29 percent compared to the same period in 2011. Charge card provisions for losses increased $2 million or 1 percent, as higher write-offs were partially offset by a larger reserve release in the second quarter of 2012 as compared to the same period in 2011. Cardmember loan provision for losses increased $101 million or 57 percent to $277 million, primarily reflecting a lower reserve release in the second quarter of 2012 compared to the second quarter of 2011, partially offset by lower write-offs due to improving credit performance. Other provisions for losses increased $1 million or 5 percent to $21 million for the three months ended June 30, 2012.

Expenses

Consolidated expenses for the three months ended June 30, 2012 were $5.6 billion, an increase of $129 million or 2 percent from $5.5 billion in 2011. The increase principally reflects the benefit of Visa and MasterCard settlement payments received in 2011 that no longer continued in 2012, partially offset by a decrease in expenses in USCS, ICS and GCS. The total expense increase also reflects higher other expense, partially offset by lower rewards expense, salaries and employee benefits expense and professional services expense.

Marketing and promotion expense decreased $22 million or 3 percent to $773 million for the three months ended June 30, 2012 from $795 million in 2011 as decreases in loyalty and brand spending were partially offset by a slight increase in card acquisition spending.

Cardmember rewards expense decreased $151 million or 9 percent to $1.5 billion for the three months ended June 30, 2012 from $1.6 billion in 2011, reflecting higher Membership Rewards-related and co-brand spending volumes in 2012, which was offset by a greater increase in rewards expense in 2011 resulting from changes in the Membership Rewards ultimate redemption rate (URR) and weighted average cost per point (WAC) assumptions. For the three months ended June 30, 2012, cardmember rewards expense decreased approximately $3 million resulting from a decrease in the WAC assumption, net of an increase in the URR assumption while for the three months ended June 30, 2011, cardmember rewards expense included approximately $207 million for increases in both the URR and WAC assumptions. In both 2012 and 2011, higher redemption rates led to an increase in the URR assumption, while a shift in the redemption mix drove the changes in WAC assumption in those periods. The Company’s Membership Rewards URR for current participants was 93 percent (rounded up) for both June 30, 2012 and March 31, 2012.

Cardmember services expense increased $7 million or 4 percent to $180 million, reflecting increased costs associated with enhanced benefits to U.S. cardmembers.

Salaries and employee benefits expense decreased $59 million or 4 percent to $1.5 billion for the three months ended June 30, 2012 from $1.6 billion in 2011, reflecting lower reengineering costs of $15 million in the second quarter of 2012 compared to $48 million in the second quarter of 2011, as well as favorable impacts from foreign exchange in the current quarter.

Professional services expense decreased $34 million or 5 percent to $711 million for the three months ended June 30, 2012 from $745 million in 2011, reflecting a charge in the prior year related to previously capitalized software costs developed by third-party vendors.

Other expenses for the three months ended June 30, 2012 increased $330 million compared to the same period in 2011, primarily reflecting the benefit from the Visa and MasterCard settlement payments received in the second quarter of 2011 that no longer continued in 2012. In addition, the increase included accruals for refunds to customers related to ongoing internal and regulatory reviews of the Company’s U.S. banking subsidiaries, as well as investment impairments.

Income Taxes

The effective tax rate was 28.7 percent for the three months ended June 30, 2012 compared to 26.6 percent for the same period in 2011. The current quarter’s tax rate reflects the realization of certain foreign tax credits, while the tax rate in the second quarter of 2011 reflects the impact of the favorable resolution of certain prior years’ tax items. In addition, the tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits.

Consolidated Results of Operations for the Six Months Ended June 30, 2012 and 2011

The Company’s consolidated net income for the six months ended June 30, 2012 increased $87 million or 3 percent to $2.6 billion, and diluted EPS, including discontinued operations, increased by $0.15 or 7 percent to $2.22.

The Company’s total revenues net of interest expense and total expenses increased by approximately 6 percent and 3 percent, respectively, while total provisions for losses increased by 92 percent for the six months ended June 30, 2012 as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased approximately 8 percent and 4 percent, respectively.3

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the six months ended June 30, 2012 of $15.6 billion increased $930 million or 6 percent from 2011, reflecting increases of 8 percent in USCS, 1 percent in ICS, 3 percent in GCS and 8 percent in GNMS. The increase in total revenues net of interest expense primarily reflects higher discount revenues, increased other commissions and fees, higher other revenues and higher interest on loans, partially offset by lower travel commissions and interest and dividends on investment securities.

Discount revenue for the six months ended June 30, 2012 increased $559 million or 7 percent as compared to 2011 to $8.7 billion as a result of a 9 percent increase in worldwide billed business. The average discount rate was 2.53 percent and 2.55 percent for the six months ended June 30, 2012 and 2011, respectively.

[3]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

U.S. billed business and billed business outside the United States were up 11 percent and 7 percent, respectively, for the six months ended June 30, 2012, reflecting an increase in average spending per proprietary basic card and an increase in basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the six months ended June 30, 2012 compared to the same period in the prior year:

	2012
	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	9%	11%
Proprietary billed business	9	10
GNS billed business(c)	12	15
Average spending per proprietary basic card	7	8
Basic cards-in-force	7
United States(b)
Billed business	11
Average spending per proprietary basic card	9
Basic cards-in-force	3
Proprietary consumer card billed business(d)	9
Proprietary small business billed business(d)	14
Proprietary Corporate Services billed business(e)	13
Outside the United States(b)
Billed business	7	11
Average spending per proprietary basic card	3	7
Basic cards-in-force	11
Proprietary consumer and small business billed business(f)	4	7
Proprietary Corporate Services billed business(e)	5	10

(a)	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States grew 16 percent in JAPA, 13 percent in LACC and 6 percent in EMEA.4

Total cards-in-force increased 6 percent worldwide due to a 15 percent increase in GNS and a 3 percent increase in both USCS and ICS, partially offset by a 1 percent decrease in GCS. During the six months ended June 30, 2012, total cards-in-force increased by 1,400,000 in the United States and increased by 4,700,000 outside the United States compared to the same period in 2011.

Travel commissions and fees decreased $5 million or 1 percent to $972 million, primarily reflecting lower transaction-related revenue, partially offset by higher premium and other customer revenues.

Other commissions and fees increased $45 million or 4 percent to $1.2 billion, driven primarily by revenues related to Loyalty Partner operations. Assuming no changes in foreign exchange rates, other commissions and fees increased 7 percent for the six months ended June 30, 2012, compared to the same period in 2011.4

[4]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

Other revenues increased $219 million or 22 percent to $1.2 billion, primarily reflecting favorable effects of revised estimates in the liability for uncashed Travelers Cheques in the international markets, gains on the sale of investment securities and higher partner royalty revenues.

Interest income increased $55 million or 2 percent to $3.4 billion for the six months ended June 30, 2012 compared to the same period in the prior year. Interest on loans increased $95 million or 3 percent to $3.2 billion, primarily reflecting higher average cardmember loans, partially offset by a lower net yield. Interest and dividends on investment securities decreased $54 million or 29 percent to $133 million, primarily reflecting decreased levels of investment securities. Interest on deposits with banks and other increased $14 million or 37 percent to $52 million, primarily due to higher average deposit balances.

Interest expense decreased $46 million or 4 percent to $1.1 billion for the six months ended June 30, 2012 compared to the same period in 2011. Interest on deposits decreased $24 million or 9 percent to $244 million, as a result of lower cost of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $32 million or 4 percent to $869 million, reflecting a lower average long-term debt balance. Interest on short-term borrowings increased $10 million, reflecting higher borrowings across several markets.

Provisions for Losses

Provisions for losses of $873 million for the six months ended June 30, 2012 increased $419 million or 92 percent compared to the same period in 2011. Charge card provisions for losses decreased $18 million or 5 percent, primarily driven by a release of reserves in 2012, partially offset by the effects of higher average charge card receivables. Cardmember loan provision for losses increased $433 million to $489 million, primarily driven by lower reserve releases.

Expenses

Consolidated expenses for the six months ended June 30, 2012 were $11.1 billion, up $356 million or 3 percent from $10.7 billion in 2011. The increase reflects higher cardmember services expenses, higher occupancy and equipment expenses, higher salaries and employee benefits expenses and higher other expenses, partially offset by lower cardmember rewards expenses and lower marketing and promotion expenses.

Marketing and promotion expense decreased $100 million or 7 percent to $1.4 billion for the six months ended June 30, 2012, primarily reflecting lower loyalty and brand spending.

Cardmember rewards expense decreased $261 million or 8 percent to $2.9 billion in 2012 from $3.2 billion in 2011, reflecting higher Membership Rewards-related and co-brand spending volumes in 2012, which was offset by a greater increase in rewards expense in 2011 resulting from changes in the Membership Rewards URR and WAC assumptions. For the six months ended June 30, 2012, cardmember rewards expense included approximately $69 million as a result of an increase in the URR assumption, net of a decrease in the WAC assumption while for the six months ended June 30, 2011, cardmember rewards expense included approximately $400 million as a result of increases in both the URR and WAC assumptions. In both 2012 and 2011, higher redemption rates led to an increase in the URR assumption, while a shift in the redemption mix drove the changes in WAC assumption in those periods. For the six months ended June 30, 2011, cardmember rewards expense also included $188 million for a change in the U.S. Membership Rewards program URR assumption process increasing the Membership Rewards liability. Cardmembers’ increased engagement with the Company’s Membership Rewards program resulted in a URR for current participants of 93 percent (rounded up) as of June 30, 2012, as compared to 92 percent (rounded down) as of December 31, 2011.

Cardmember services expense increased $64 million or 19 percent to $401 million for the six months ended June 30, 2012 from $337 million in 2011, driven by an increase in the costs associated with enhanced benefits to U.S. cardmembers.

Salaries and employee benefits expense increased $54 million or 2 percent to $3.2 billion for the six months ended June 30, 2012 from $3.1 billion in 2011, reflecting higher merit increases for existing employees, higher incentive-related compensation and higher benefits-related costs, partially offset by lower reengineering costs.

Professional services expense for the six months ended June 30, 2012 was flat compared to 2011, reflecting lower collection expenses and legal expenses, offset by higher technology-related expenses and greater third-party agent commissions in 2012, in addition to a charge in the prior year related to previously capitalized software costs developed by third-party vendors.

Other expenses for the six months ended June 30, 2012 increased $502 million to $672 million, primarily reflecting the benefits of the Visa and MasterCard litigation settlement payments received in 2011 that no longer continued in 2012. In addition, the increase included accruals for refunds to customers related to ongoing internal and regulatory reviews of the Company’s U.S. banking subsidiaries, as well as investment impairments.

Income Taxes

The effective tax rate from continuing operations was 28.9 percent for the six months ended June 30, 2012 compared to 29.3 percent for the same period in 2011. The tax rate for the six months ended June 30, 2012 reflects the realization of certain foreign tax credits, while the tax rate for the six months ended June 30, 2011 reflects the impact of the favorable resolution of certain prior years’ tax items. In addition, the tax rates in both periods reflect the level of pretax income in relation to discrete tax benefits.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act and a series of international capital and liquidity standards known as Basel III published by Basel on December 16, 2010 will in the future change the current quantitative measures. In general, these changes will involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. On June 7, 2012, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued three joint notices of proposed rulemaking, collectively referred to as Basel III, which presents details of the proposed new U.S. regulatory capital standards. The proposed U.S. rules are generally in line with the aforementioned capital standards published by Basel in 2010.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of June 30, 2012. As noted below, certain of these ratios are based on shareholders’ equity of $19.3 billion as of June 30, 2012. The Company’s capital ratios as of the quarter ended June 30, 2012 are lower than first quarter 2012, driven by higher amounts of share repurchases during the quarter, partially offset by capital generated from strong earnings.

	Well- Capitalized Ratio(a)	Ratios as of June 30, 2012
Risk-Based Capital
Tier 1	6%
American Express Company		12.8%
American Express Centurion Bank		19.8%
American Express Bank, FSB		17.4%
Total	10%
American Express Company		14.8%
American Express Centurion Bank		21.0%
American Express Bank, FSB		19.7%
Tier 1 Leverage	5%
American Express Company		10.7%
American Express Centurion Bank		18.8%
American Express Bank, FSB		18.8%
Common Equity to Risk-Weighted Assets
American Express Company		16.2%
Tier 1 Common Risk-Based(b)
American Express Company		12.8%
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		12.6%

(a)	As defined by the Company’s primary regulator.

(b)	Refer to page 49 for a reconciliation of Tier 1 common equity and tangible common equity, both non-GAAP measures.

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of June 30, 2012 were $119.1 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of June 30, 2012 was $15.3 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of June 30, 2012 was $2.3 billion.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of June 30, 2012 were $142.1 billion.

The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:

Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

(Billions)	June 30, 2012
Total shareholders’ equity	$19.3
Net effect of certain items in accumulated other comprehensive loss excluded from
Tier 1 common equity	0.1
Less: Ineligible goodwill and intangible assets	(3.9)
Less: Ineligible deferred tax assets	(0.2)

Total Tier 1 common equity	$15.3

The Company believes the Tier 1 common risk-based capital ratio may be useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed U.S. banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $19.3 billion as of June 30, 2012, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.2 billion as of June 30, 2012. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

The Company seeks to maintain capital levels and ratios in excess of the minimum regulatory requirements. Failure to maintain minimum capital levels could affect the Company’s status as a financial holding company and cause the respective regulatory agencies to take actions that could limit the Company’s business operations.

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

Basel III

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules (as currently proposed) been in place during the second quarter of 2012, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would have been 12.5 percent and the reported Tier 1 leverage ratio would have been 10.7 percent. These ratios are calculated using the standardized approach as described in the proposed rules and are based on the Company’s reported Basel I ratios, without taking into account the potential impact of Basel II implementation. As noted above, the Company is currently taking steps toward Basel II implementation in the United States. The Company’s previous estimate of expected Tier 1 leverage ratio impact has been clarified under the proposed rules and is now captured under a new supplementary leverage ratio. For the second quarter of 2012, this supplementary leverage ratio would have been approximately 9.0 percent.5

The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the U.S. implementation of the Basel III rules; and the estimated impact for the second quarter of 2012 is not necessarily indicative of the impact in future periods.

The following provides definitions for capital ratios as defined by the proposed U.S. Basel III guidelines using the standardized approach. All calculations are non-GAAP measures.

Basel III Tier 1 Common Risk-Based Capital Ratio — The Basel III Tier 1 common risk-based capital ratio is calculated as adjusted Tier 1 common equity divided by adjusted risk-weighted assets.

Basel III Tier 1 Risk-Based Capital Ratio — The Basel III Tier 1 risk-based capital ratio is calculated as adjusted Tier 1 capital divided by adjusted risk-weighted assets.

The following table presents a comparison of the Company’s Tier 1 and Tier 1 common risk-based capital under Basel I rules to its estimated Tier 1 and Tier 1 common risk-based capital under Basel III rules.

(Billions)	June 30, 2012
Risk-Based Capital under Basel I	$15.3
Adjustments related to:
AOCI for available for sale securities	0.3
Pension and other post-retirement benefit costs	(0.5)
Other	0.1

Estimated Risk-Based Capital under Basel III(a)	$15.2

(a)

Estimated Basel III Tier 1 capital and Tier 1 common equity reflects the Company’s current interpretation of the Basel III rules. The estimated Basel III Tier 1 capital and Tier 1 common equity could change in the future as the U.S. regulatory agencies implement Basel III or if the Company’s business changes.

[5]

The proposed capital ratios are non-GAAP measures. The Company believes the presentation of the proposed capital ratios is helpful to investors by showing the impact of Basel III, assuming the proposed new rules as currently proposed are implemented by the Federal Reserve.

Basel III Risk-Weighted Assets — The Basel III risk-weighted assets reflect the Company’s current interpretation of the Basel III rules on the Company’s Basel I risk-weighted assets. Risk-weighted assets include adjustments relating to the impact of the incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. Basel III risk-weighted assets as of June 30, 2012 were estimated to be $121.0 billion.

Basel III Tier 1 Leverage Ratio — The Basel III Tier 1 leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s average total consolidated assets.

Basel III Supplementary Leverage Ratio — The Basel III supplementary leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s estimated total assets for leverage capital purposes under Basel III. Estimated total assets for leverage capital purposes includes adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for leverage capital purposes as of June 30, 2012 based on the Company’s current interpretation of the Basel III rules were estimated to be $168.1 billion.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months and six months ended June 30, 2012, the Company returned $2.0 billion and $2.5 billion to its shareholders in the form of dividends ($228 million and $462 million, respectively) and share repurchases ($1.8 billion and $2.0 billion, respectively), which represents over 100 percent and approximately 83 percent of total capital generated during the three and six month periods, respectively.

During the second quarter of 2012, the Company continued share repurchase activities and repurchased 30 million common shares at an average price of $58.27. The Company repurchased 34 million shares at an average price of $58.18 during the six months ended June 30, 2012. The Company is executing its share repurchase program, subject to market conditions, pursuant to its capital plan to repurchase up to $4.0 billion of common shares in 2012.

Since the inception of the program in December 1994, the Company has distributed 64 percent of capital generated through share repurchases and dividends on a cumulative basis.

Funding Strategy

The Company’s principal funding objective is to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of the Company’s funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. The Company’s funding strategy and activities are integrated into its asset-liability management activities. The Company has in place a Funding Policy covering American Express Company and all of its subsidiaries.

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

The Company seeks to raise funds to meet all of its financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations on a consolidated basis for a 12-month period. Management does not expect to make any major funding or liquidity strategy changes in order to meet Basel III’s Liquidity Coverage Ratio standard.

During the second quarter of 2012, the Company issued $1.25 billion of senior unsecured debt with a maturity of three years and a coupon of 1.75 percent, $750 million of senior unsecured debt with a maturity of three years and a floating rate of three-month LIBOR plus 110 basis points and $500 million of Class A asset-backed securities from the Lending Trust with a maturity of five years and a rate of one-month LIBOR plus 27 basis points.

The Company’s equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help support the Company’s access to cost-effective unsecured funding as part of its overall funding strategy. The Company’s asset-backed securitization (ABS) activities are rated separately.

Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS(a) and rated operating subsidiaries	Prime-1	A2	Stable
Moody’s	American Express Company	Prime-2	A3	Stable
S&P	TRS and rated operating subsidiaries	A-2	A-(b)	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

(b)	In June 2012, S&P revised its long-term rating for TRS and its rated operating subsidiaries from BBB+ to A-.

Downgrades in the ratings of the Company’s unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes the change in its funding mix, which now includes an increasing proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC), should reduce the impact that credit rating downgrades would have on the Company’s funding capacity and costs. Downgrades to certain of the Company’s unsecured debt ratings in the last several years have not materially impacted the Company’s borrowing costs or resulted in a reduction in its borrowing capacity. The long-term rating for TRS and its rated operating subsidiaries reflects a one notch upgrade to A- by S&P in June 2012.

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

The Company held the following deposits as of:

(Billions)	June 30, 2012	December 31, 2011
U.S. retail deposits:
Savings accounts — Direct	$15.6	$14.6
Certificates of deposit:(a)
Direct	0.8	0.9
Third-party	9.1	10.8
Sweep accounts — Third-party	10.3	11.0
Other deposits	0.2	0.6

Total customer deposits	$36.0	$37.9

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 19.8 months and 2.2 percent, respectively, as of June 30, 2012.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events related to trust asset performance could result in establishment of reserve funds or, in a worst-case scenario, early amortization of investor certificates. During the six months ended June 30, 2012, no triggering events occurred that would have resulted in funding of reserve accounts or early amortization.

The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, including a final rule for securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of the American Express Credit Account Master Trust (the Lending Trust) are grandfathered under the new FDIC final rule. The trust for the Company’s cardmember charge card receivable securitization (the American Express Issuance Trust, the Charge Trust) does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured and continues to be structured so that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Company has received confirmation from Moody’s, S&P and Fitch, which rate issuances from the Charge Trust, that they will continue to rate issuances from such trust in the same manner as they have historically, even though the Charge Trust does not satisfy the requirements to be covered by the FDIC’s safe harbor rule. Nevertheless, one or more of the rating agencies may ultimately conclude that, in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the originating bank’s unsecured debt rating. If one or more rating agencies come to this conclusion, it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.

Liquidity Management

The Company’s liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, so that the Company can continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event it is unable to raise new funds under its regular funding programs. The Company has in place a Liquidity Risk Policy that sets out the Company’s approach to managing liquidity risk on an enterprise-wide basis.

The Company incurs and accepts liquidity risk arising in the normal course of offering its products and services. The liquidity risks that the Company is exposed to can arise from a variety of sources, and thus its liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

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

The Company’s current liquidity target is to have adequate liquidity in the form of excess cash and readily marketable securities that are easily convertible into cash to satisfy all maturing long-term funding obligations for a 12-month period. In addition to its cash and readily marketable securities, the Company maintains a variety of contingent liquidity resources, such as access to undrawn amounts under its secured financing facility and the Federal Reserve discount window as well as committed bank credit facilities.

As of June 30, 2012, the Company’s excess cash and readily marketable securities available to fund long-term maturities were as follows:

(Billions)	Total
Cash	$16.4	(a)
Readily marketable securities	0.4	(b)

Total Liquidity Portfolio	16.8
Less: Commercial paper outstanding	0.5

Cash and readily marketable securities available to fund maturities	$16.3

(a)

Includes $22.1 billion classified as cash and cash equivalents, less $6.8 billion of cash available to fund day-to-day operations. Cash as shown in the table above also includes $1.1 billion classified as other assets on the Company’s Consolidated Balance Sheets, which is held against upcoming asset-backed securitization maturities. The $16.4 billion represents cash residing in the United States.

(b)	Consists of certain available-for-sale investment securities (government-guaranteed debt) that are considered highly liquid.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
September 30, 2012	$0.5	$3.2	$0.4	$ 4.1
December 31, 2012	1.6	1.1	0.9	3.6
March 31, 2013	—	—	0.8	0.8
June 30, 2013	4.5	0.9	0.9	6.3

Total	$6.6	$5.2	$3.0	$ 14.8

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

The yield the Company receives on its cash and readily marketable securities is, generally, less than the interest expense on the sources of funding for these balances. Thus, the Company incurs substantial net interest costs on these amounts. The level of net interest costs will be dependent on the size of the Company’s cash and readily marketable securities holdings, as well as the difference between its cost of funding these amounts and their investment yields. Refer also to “Business Segment Results – Corporate & Other.”

Securitized Borrowing Capacity

The Company maintained a $3.0 billion committed, revolving, secured financing facility sponsored by, and with liquidity backup provided by, a syndicate of banks as of June 30, 2012 (the secured financing facility). The secured financing facility is used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance the Company’s contingent funding resources.

Federal Reserve Discount Window

As insured depository institutions, the Banks may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowing made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain at the discretion of the Federal Reserve.

The Company had approximately $39.5 billion as of June 30, 2012 in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured financing facility described above, the Company maintained committed syndicated bank credit facilities as of June 30, 2012, as follows:

(Billions)	Credco
Committed	$7.5
Outstanding	$4.5

The Company’s committed bank credit facilities expire as follows:

(Billions)
2014	$2.0
2015	3.0
2016	2.5

Total	$7.5

Certain Other Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had approximately $247 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no pre-set limit and, therefore, are not reflected in unused credit available to cardmembers.

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

For the six months ended June 30, 2012, net cash provided by operating activities of $6.7 billion increased $2.7 billion compared to $4.0 billion for the six months ended June 30, 2011, primarily due to higher provisions for losses and changes in other receivables, other assets, and accounts payable and other liabilities.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.

For the six months ended June 30, 2012, net cash used in investing activities of $1.8 billion changed by $7.3 billion compared to net cash provided by investing activities of $5.5 billion for the six months ended June 30, 2011, primarily due to an increase in restricted cash, a reduction in maturities, redemptions and sales of investments, and a net decrease in the cash flows related to cardmember loans and receivables, partially offset by lower purchases of investments and fewer acquisitions/dispositions in 2012 as compared to the same period in 2011.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.

For the six months ended June 30, 2012, net cash used in financing activities of $7.8 billion increased $4.9 billion compared to $2.9 billion for the six months ended June 30, 2011 due to a decrease in customer deposits, a decrease in short-term borrowings, and an increase in the repurchase of common shares in 2012, which more than offset an increase in the issuance of long-term debt and a decrease in principal payments on long-term debt.

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. As a bank holding company and a financial holding company, the Company is subject to comprehensive examination and supervision by the Federal Reserve and to a range of laws and regulations that impact its business and operations. In addition, the extreme disruptions in global capital markets that commenced in mid-2007 and the resulting instability and failure and near failure of numerous financial institutions, as well as reports of widespread consumer abuse, led to a number of changes in the financial services industry, including more intense supervision, enhanced enforcement activity, significant additional regulation and the formation of additional regulatory bodies. In light of recent legislative initiatives and continuing regulatory reform implementation, compliance requirements and expenditures have risen for financial services firms, including the Company, and the Company expects compliance requirements and expenditures will continue to rise with continuing implementation of these reforms.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which was enacted in July 2010, is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company and its insured depository institution subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly, as well as by the Company itself. The impact of this heightened scrutiny is uncertain, but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. Most recently, in July 2012 the CFPB issued a bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. The Company’s U.S. banking subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (AEBFSB), offer these types of products. For a description of possible actions by regulators, including the CFPB, relating to certain consumer card practices of the Company’s U.S. banking subsidiaries, see Item 1. Legal Proceedings in Part II. Other Information below.

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

Other Legislative and Regulatory Initiatives

The payment card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards. Regulators and legislators outside the United States have focused on the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card-issuing bank in “four-party” payment networks, like Visa and MasterCard). Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation relating to merchant pricing could affect all networks.

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry, including interchange fees, non-discrimination and honor-all-cards rules, surcharging, separation of processing from card network management, cross-border acquiring, mobile payments and technical standardization. The Commission set a three-month consultation period, which ended April 2012. The Commission is expected to issue its preliminary conclusions by September 2012, which may involve proposals for regulation or recommendations for self-regulation and could take up to 18-24 months to adopt and implement.

In certain countries, such as Australia, and in certain member states in Europe, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express cardmembers, could have a material adverse effect on the Company if it becomes widespread. In the European Union (the EU), the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, will prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The EU member states have until December 2013 to transpose the directive into national law. In June 2012, the Reserve Bank of Australia announced changes to the Australian surcharging standards beginning January 1, 2013 that will allow the Company and other networks to limit a merchant’s right to surcharge to the reasonable cost of card acceptance.

In addition to the provisions of Dodd-Frank regarding merchants’ ability to offer discounts or incentives to encourage customers’ use of a particular form of payment, a number of U.S. states have either adopted or are considering legislation that would prohibit card networks from imposing similar conditions and restrictions on merchants.

Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers, merchant acquirers and payment networks.

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

U.S. Card Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2012	2011	2012	2011
Revenues
Discount revenue, net card fees and other	$2,925	$2,734	$5,679	$ 5,256

Interest income	1,302	1,225	2,616	2,483
Interest expense	190	200	374	403

Net interest income	1,112	1,025	2,242	2,080

Total revenues net of interest expense	4,037	3,759	7,921	7,336
Provisions for losses	312	228	613	275

Total revenues net of interest expense after provisions for losses	3,725	3,531	7,308	7,061

Expenses
Marketing, promotion, rewards and cardmember services	1,566	1,689	3,038	3,407
Salaries and employee benefits and other operating expenses	1,010	942	1,941	1,844

Total	2,576	2,631	4,979	5,251

Pretax segment income	1,149	900	2,329	1,810
Income tax provision	431	235	859	590

Segment income	$718	$665	$1,470	$ 1,220

U.S. Card Services

Selected Statistical Information

	Three Months Ended June 30,		Six Months Ended June 30,

(Billions, except percentages and where indicated)	2012	2011	2012	2011
Card billed business	$116.0	$106.8	$223.7	$202.9
Total cards-in-force (millions)	41.5	40.4	41.5	40.4
Basic cards-in-force (millions)	30.8	30.1	30.8	30.1
Average basic cardmember spending (dollars)*	$3,776	$3,567	$7,306	$6,799
U.S. Consumer Travel:
Travel sales (millions)	$1,123	$1,000	$2,146	$1,849
Travel commissions and fees/sales	7.7%	8.4%	7.5%	8.2%
Total segment assets	$95.5	$85.8	$95.5	$85.8
Segment capital (millions)	$9,027	$8,155	$9,027	$8,155
Return on average segment capital(a)	33.6%	34.4%	33.6%	34.4%
Return on average tangible segment capital(a)	35.3%	36.6%	35.3%	36.6%

Cardmember receivables:
Total receivables	$19.6	$19.2	$19.6	$19.2
30 days past due as a % of total	1.7%	1.7%	1.7%	1.7%
Average receivables	$19.8	$18.4	$19.7	$18.3
Net write-off rate — principal only(b)	2.0%	1.5%	2.2%	1.6%
Net write-off rate — principal and fees(b)	2.2%	1.7%	2.3%	1.7%

Cardmember loans:
Total loans	$52.5	$49.9	$52.5	$49.9
30 days past due loans as a % of total	1.2%	1.5%	1.2%	1.5%
Average loans	$52.1	$49.7	$52.1	$49.8
Net write-off rate — principal only(b)	2.2%	3.2%	2.3%	3.4%
Net write-off rate — principal, interest and fees(b)	2.4%	3.5%	2.5%	3.8%
Net interest income divided by average loans(c)	8.6%	8.3%	8.7%	8.4%
Net interest yield on cardmember loans(c)	9.0%	8.7%	9.0%	8.9%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.9 billion and $2.5 billion for the twelve months ended June 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($8.7 billion and $7.3 billion for the twelve months ended June 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $403 million and $446 million as of June 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information” footnote (e) on page 40.

(c)

Refer to the following table for the calculation of net interest yield on cardmember loans, a non-GAAP measure, net interest income divided by average loans, a GAAP measure, and the Company’s rationale for presenting net interest yield on cardmember loans.

U.S. Card Services

Selected Statistical Information

(continued)

Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except percentages or where indicated)	2012	2011	2012	2011
Net interest income	$1,112	$1,025	$2,242	$2,080
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	51	58	102	117
Interest income not attributable to the Company’s cardmember loan portfolio	(2)	(3)	(4)	(5)

Adjusted net interest income(a)	$1,161	$1,080	$2,340	$2,192

Average loans (billions)	$52.1	$49.7	$52.1	$49.8
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans (billions)	—	(0.2)	—	(0.1)

Adjusted average loans (billions)(a)	$52.1	$49.5	$52.1	$49.7

Net interest income divided by average loans	8.6%	8.3%	8.7%	8.4%
Net interest yield on cardmember loans(a)	9.0%	8.7%	9.0%	8.9%

(a)

Net interest yield on cardmember loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on cardmember loans, which provides a measure of profitability of the Company’s cardmember loan portfolio.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

USCS reported segment income increased $53 million or 8 percent and $250 million or 20 percent to $718 million and $1.5 billion for the three and six months ended June 30, 2012, respectively, as compared to the same periods a year ago.

Total revenues net of interest expense increased $278 million or 7 percent and $585 million or 8 percent to $4.0 billion and $7.9 billion for the three and six months ended June 30, 2012, respectively, primarily driven by higher discount revenue, increased net interest income, higher other revenue and higher consumer travel commissions and fees.

Discount revenue, net card fees and other revenues increased $191 million or 7 percent and $423 million or 8 percent to $2.9 billion and $5.7 billion for the three and six months ended June 30, 2012, respectively, primarily due to higher discount revenue resulting from billed business growth, partially offset by higher contra-revenues, primarily related to cash rebates, which are tied to volume growth on cash-back rewards products. Billed business for the three and six months ended June 30, 2012 increased 9 percent and 10 percent, respectively, primarily driven by a 6 percent and 7 percent higher average spending per proprietary basic cards-in-force, respectively, as compared to the same periods in the prior year.

Interest income of $1.3 billion and $2.6 billion for the three and six months ended June 30, 2012, respectively, increased $77 million or 6 percent and $133 million or 5 percent, respectively, primarily due to a 5 percent increase in average cardmember loans for both periods and a slight increase in yield in the three months ended June 30, 2012 compared to the same period in the prior year.

Provisions for losses of $312 million and $613 million for the three and six months ended June 30, 2012, respectively, increased $84 million or 37 percent and $338 million or over 100 percent, respectively, principally reflecting significant cardmember lending reserve releases in the first half of 2011 in relation to smaller reserve releases in the first half of 2012, partially offset by lower net write-offs due to improved cardmember loan credit trends. The lending net write-off rate decreased to 2.2 percent and 2.3 percent for the three and six months ended June 30, 2012, respectively, versus 3.2 percent and 3.4 percent for the same periods in the prior year. The charge card net write-off rate was 2.0 percent and 2.2 percent for the three and six months ended June 30, 2012, respectively, versus 1.5 percent and 1.6 percent for the same periods in the prior year.

Expenses of $2.6 billion and $5.0 billion decreased $55 million or 2 percent and $272 million or 5 percent for the three and six months ended June 30, 2012, respectively, mainly due to decreased marketing, promotion, rewards and cardmember services expenses, partially offset by higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.6 billion and $3.0 billion decreased $123 million or 7 percent and $369 million or 11 percent for the three and six months ended June 30, 2012, respectively, reflecting higher Membership Rewards-related and co-brand spending in 2012, which was offset by a greater increase in rewards expense in 2011 resulting from changes in the Membership Rewards URR and WAC assumptions. For the three and six months ended June 30, 2012, rewards expense increased approximately $5 million and $59 million, respectively, resulting from an increase in the URR assumption, net of a decrease in the WAC assumption, while for the three and six months ended June 30, 2011, rewards expense included approximately $198 million and $354 million as a result of increases in both the URR and WAC assumptions, respectively. For the six months ended June 30, 2011, rewards expense also included $188 million for a change in the U.S. Membership Rewards program URR assumption process increasing the Membership Rewards liability.

Salaries and employee benefits and other operating expenses of $1.0 billion and $1.9 billion for the three and six months ended June 30, 2012, respectively, increased $68 million or 7 percent and $97 million or 5 percent, primarily driven by higher other expenses related to accruals for refunds to customers related to ongoing internal and regulatory reviews of the Company’s U.S. banking subsidiaries.

The effective tax rate was 37.5 percent and 36.9 percent for the three and six months ended June 30, 2012, respectively. The effective tax rate was 26.1 percent and 32.6 percent for the three and six months ended June 30, 2011, respectively, reflected the impact of the favorable resolution of certain prior years’ tax items.

International Card Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2012	2011	2012	2011
Revenues
Discount revenue, net card fees and other	$1,119	$ 1,142	$2,225	$ 2,159

Interest income	276	317	569	614
Interest expense	98	108	198	214

Net interest income	178	209	371	400

Total revenues net of interest expense	1,297	1,351	2,596	2,559
Provisions for losses	94	78	148	83

Total revenues net of interest expense after provisions for losses	1,203	1,273	2,448	2,476

Expenses
Marketing, promotion, rewards and cardmember services	475	493	936	900
Salaries and employee benefits and other operating expenses	582	584	1,170	1,140

Total	1,057	1,077	2,106	2,040

Pretax segment income	146	196	342	436
Income tax (benefit) provision	(32)	35	(33)	86

Segment income	$178	$ 161	$375	$350

International Card Services

Selected Statistical Information

	Three Months Ended June 30,		Six Months Ended June 30,

(Billions, except percentages and where indicated)	2012	2011	2012	2011
Card billed business	$31.5	$31.5	$62.2	$59.8
Total cards-in-force (millions)	15.5	15.1	15.5	15.1
Basic cards-in-force (millions)	10.6	10.4	10.6	10.4
Average basic cardmember spending (dollars)*	$2,985	$3,032	$5,912	$5,765
International Consumer Travel:
Travel sales (millions)	$336	$328	$681	$643
Travel commissions and fees/sales	7.1%	7.6%	7.2%	7.6%
Total segment assets	$29.3	$28.2	$29.3	$28.2
Segment capital (millions)	$2,847	$3,041	$2,847	$3,041
Return on average segment capital(a)	25.5%	24.1%	25.5%	24.1%
Return on average tangible segment capital(a)	51.1%	40.1%	51.1%	40.1%

Cardmember receivables:
Total receivables	$6.8	$6.9	$6.8	$6.9
90 days past billing as a % of total	1.0%	1.0%	1.0%	1.0%
Net loss ratio (as a % of charge volume)	0.16%	0.15%	0.16%	0.15%

Cardmember loans:
Total loans	$8.4	$8.8	$8.4	$8.8
30 days past due loans as a % of total	1.7%	2.1%	1.7%	2.1%
Average loans	$8.5	$8.8	$8.6	$8.8
Net write-off rate — principal only(b)	2.0%	2.9%	2.1%	3.1%
Net write-off rate — principal, interest and fees(b)	2.6%	3.6%	2.6%	3.7%
Net interest income divided by average loans(c)	8.4%	9.5%	8.6%	9.1%
Net interest yield on cardmember loans(c)	9.5%	10.7%	9.7%	10.3%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($748 million and $593 million for the twelve months ended June 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($2.9 billion and $2.5 billion for the twelve months ended June 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.5 billion and $987 million as of June 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information” footnote (e) on page 40.

(c)

Refer to the following table for the calculation of net interest yield on cardmember loans, a non-GAAP measure, net interest income divided by average loans, a GAAP measure, and the Company’s rationale for presenting net interest yield on cardmember loans.

International Card Services

Selected Statistical Information

(continued)

Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except percentages and where indicated)	2012	2011	2012	2011
Net interest income	$178	$209	$371	$400
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	26	34	51	67
Interest income not attributable to the Company’s cardmember loan portfolio	(7)	(10)	(16)	(20)

Adjusted net interest income(a)	$197	$233	$406	$447

Average loans (billions)	$8.5	$8.8	$8.6	$8.8
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other (billions)	(0.2)	(0.1)	(0.2)	(0.1)

Adjusted average loans (billions)(a)	$8.3	$8.7	$8.4	$8.7

Net interest income divided by average loans	8.4%	9.5%	8.6%	9.1%
Net interest yield on cardmember loans (a)	9.5%	10.7%	9.7%	10.3%

(a)

Net interest yield on cardmember loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on cardmember loans, which provides a measure of profitability of the Company’s cardmember loan portfolio.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

ICS reported segment income increased $17 million or 11 percent and $25 million or 7 percent to $178 million and $375 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods a year ago. Revenues, expenses and income growth were all impacted by a stronger dollar compared to the same periods last year. Segment income for the three months ended June 30, 2012 included a reengineering benefit of $3 million compared to reengineering costs of $5 million in the prior year.

Total revenues net of interest expense decreased $54 million or 4 percent to $1.3 billion for the three months ended June 30, 2012 as compared to the same period a year ago, primarily due to decreased interest income. Total revenues net of interest expense increased $37 million or 1 percent to $2.6 billion for the six months ended June 30, 2012 as compared to the same period a year ago, primarily due to increased discount revenue, net card fees and other.

Discount revenue, net card fees and other revenues decreased $23 million or 2 percent to $1.1 billion for the three months ended June 30, 2012, as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates, discount revenue, net card fees and other revenues increased 4 percent.6 Discount revenue, net card fees and other revenues increased $66 million or 3 percent to $2.2 billion for the six months ended June 30, 2012 as compared to the same period in the prior year due to an increase in Loyalty Partner commissions and fees, higher conversion revenue and higher discount revenue.

[6]	Refer to footnote 1on page 41 relating to changes in foreign exchange rates.

Billed business for the three months ended June 30, 2012 increased less than 1 percent due to an increase in the number of total cards-in-force, partially offset by a 2 percent decrease in average spending per proprietary basic cards-in-force, as compared to the same period in the prior year. Billed business for the six months ended June 30, 2012 increased 4 percent, reflecting a 3 percent increase in average spending per proprietary basic cards-in-force, as compared to the same period in the prior year. For the three and six months ended June 30, 2012, assuming no changes in foreign currency exchange rates, billed business increased 6 percent and 7 percent, respectively, and average spending per proprietary basic cards-in-force increased 4 percent and 6 percent, respectively. Billed business outside the United States increased 8 percent in JAPA, 8 percent in LACC and 2 percent in EMEA for the three months ended June 30, 2012, and 10 percent in JAPA, 9 percent in LACC and 4 percent in EMEA for the six months ended June 30, 2012.7

Interest income of $276 million and $569 million for the three and six months ended June 30, 2012, decreased $41 million or 13 percent and $45 million or 7 percent, respectively, as compared to the same periods a year ago, reflecting a lower yield on cardmember loans and lower average cardmember loans outstanding. For the three and six months ended June 30, 2012, assuming no changes in foreign currency exchange rates, interest income decreased by 7 percent and 4 percent, respectively.7

Interest expense of $98 million and $198 million for the three and six months ended June 30, 2012 decreased $10 million or 9 percent and $16 million or 7 percent, respectively, as compared to the same periods a year ago, reflecting lower cost of funds.

Provisions for losses of $94 million and $148 million for the three and six months ended June 30, 2012, increased $16 million or 21 percent and $65 million or 78 percent, respectively, as compared to the same periods a year ago, primarily driven by a higher provision for cardmember lending, which reflects lower reserve releases in the current periods as compared to the prior year. The charge card net loss ratio as a percentage of charge volume was 0.16 percent for both the three and six months ended June 30, 2012 as compared to 0.15 percent for both the three and six months ended June 30, 2011. The lending net write-off rate was 2.0 percent and 2.1 percent for the three and six months ended June 30, 2012, respectively, versus 2.9 percent and 3.1 percent for the same periods in the prior year.

Expenses of $1.1 billion for the three months ended June 30, 2012 decreased $20 million or 2 percent as compared to the same period a year ago, due to lower marketing, promotion, rewards and cardmember services costs. Expenses of $2.1 billion for the six months ended June 30, 2012 increased $66 million or 3 percent as compared to the same period a year ago, due to higher marketing, promotion, rewards and cardmember services costs and increased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expense of $475 million for the three months ended June 30, 2012 decreased $18 million or 4 percent as compared to the same period in the prior year. Assuming no changes in foreign currency exchange rates, marketing, promotion, rewards and cardmember services expense increased 2 percent driven by higher rewards and cardmember services expense.7 Marketing, promotion, rewards and cardmember services expenses of $936 million increased $36 million or 4 percent for the six months ended June 30, 2012 as compared to the same period in the prior year, primarily due to higher co-brand rewards costs, partially offset by lower marketing and promotion costs.

Salaries and employee benefits and other operating expenses of $582 million for the three months ended June 30, 2012, decreased $2 million or less than 1 percent as compared to the same period a year ago. Assuming no changes in foreign currency exchange rates, salaries and employee benefits and other operating expense increased 5 percent.7 Salaries and employee benefits and other operating expenses of $1.2 billion for the six months ended June 30, 2012 increased $30 million or 3 percent as compared to the

[7]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

same period a year ago, reflecting increased Loyalty Partner occupancy expenses and increased payroll costs, partially offset by lower Loyalty Partner professional services expense.

The effective tax rate was (21.9) percent and (9.6) percent for the three and six months ended June 30, 2012, respectively, versus 17.9 percent and 19.7 percent, respectively, for the same periods in 2011. The tax rate in the second quarter of 2012 reflects the allocated share of tax benefits related to the realization of certain foreign tax credits. The tax rates in each of the periods ended June 30, 2012 and 2011 primarily reflect recurring permanent tax benefits related to the segment’s ongoing funding activities outside the United States which is allocated to ICS under the Company’s internal tax allocation process. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. Refer to “Certain Legislative, Regulatory and Other Developments” above for further discussion of this provision. In addition, the tax rate in the first quarter of 2012 includes the allocated share of a tax benefit related to the realization of certain foreign tax credits.

Global Commercial Services
Selected Income Statement Data
	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2012	2011	2012	2011
Revenues
Discount revenue, net card fees and other	$1,284	$1,259	$2,500	$2,436

Interest income	2	2	5	4
Interest expense	65	70	127	128

Net interest expense	(63)	(68)	(122)	(124)

Total revenues net of interest expense	1,221	1,191	2,378	2,312
Provisions for losses	36	35	71	58

Total revenues net of interest expense after provisions for losses	1,185	1,156	2,307	2,254

Expenses
Marketing, promotion, rewards and cardmember services	138	138	292	263
Salaries and employee benefits and other operating expenses	748	753	1,472	1,461

Total	886	891	1,764	1,724

Pretax segment income	299	265	543	530
Income tax provision	80	88	147	169

Segment income	$219	$177	$396	$361

Global Commercial Services
Selected Statistical Information
	Three Months Ended June 30,		Six Months Ended June 30,

(Billions, except percentages and where indicated)	2012	2011	2012	2011
Card billed business	$42.3	$39.3	$83.8	$75.9
Total cards-in-force (millions)	7.0	7.1	7.0	7.1
Basic cards-in-force (millions)	7.0	7.1	7.0	7.1
Average basic cardmember spending (dollars)*	$6,042	$5,533	$11,962	$10,710
Global Corporate Travel:
Travel sales	$5.1	$5.3	$9.9	$10.2
Travel commissions and fees/sales	8.1%	7.8%	7.6%	7.6%
Total segment assets	$20.0	$20.3	$20.0	$20.3
Segment capital (millions)	$3,616	$3,794	$3,616	$3,794
Return on average segment capital(a)	21.1%	16.9%	21.1%	16.9%
Return on average tangible segment capital(a)	42.3%	35.4%	42.3%	35.4%
Cardmember receivables:
Total receivables	$15.0	$13.8	$15.0	$13.8
90 days past billing as a % of total	0.6%	0.7%	0.6%	0.7%
Net loss ratio (as a % of charge volume)	0.06%	0.06%	0.07%	0.06%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($773 million and $614 million for the twelve months ended June 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($3.7 billion and $3.6 billion for the twelve months ended June 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion and $1.9 billion for the twelve months ended June 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Global Commercial Services reported segment income of $219 million and $396 million, an increase of $42 million or 24 percent and $35 million or 10 percent for the three and six months ended June 30, 2012, respectively, as compared to the same periods a year ago.

Total revenues net of interest expense increased $30 million or 3 percent and $66 million or 3 percent for the three and six months ended June 30, 2012, to $1.2 billion and $2.4 billion, respectively, due to increased discount revenue, net card fees and other.

Discount revenue, net card fees and other revenues of $1.3 billion and $2.5 billion for the three and six months ended June 30, 2012, respectively, increased $25 million or 2 percent and $64 million or 3 percent, primarily due to higher discount revenue resulting from billed business growth, partially offset by higher client incentives. Assuming no change in foreign currency exchange rates, discount revenue, net card fees and other increased 6 percent and 5 percent, for the three and six months ended June 30, 2012, respectively.8 Billed business for the three and six months ended June 30, 2012, increased 8 percent and 10 percent, respectively, primarily driven by a 9 percent and 12 percent increase in average spending per proprietary basic cards-in-force, respectively, as compared to the same periods in the prior year.

[8]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

For the three and six months ended June 30, 2012, assuming no changes in foreign currency exchange rates, billed business increased 11 percent and 12 percent, respectively, and average spending per proprietary basic cards-in-force grew at 12 percent and 14 percent, respectively.9 Billed business volume increased 12 percent and 13 percent within the United States, and 9 percent and 10 percent outside the United States, assuming no changes in foreign currency exchange rates, for the three and six months ended June 30, 2012, respectively.9

Interest expense decreased $5 million or 7 percent and $1 million or 1 percent to $65 million and $127 million for the three and six months ended June 30, 2012, respectively, primarily driven by a lower cost of funds, partially offset by increased funding requirements due to higher average cardmember receivables balances.

Provisions for losses increased $1 million or 3 percent and $13 million or 22 percent to $36 million and $71 million for the three months and six months ended June 30, 2012, respectively, reflecting higher net write-offs. The charge card net loss ratio as a percentage of charge volume was 0.06 percent and 0.07 percent for the three and six months ended June 30, 2012, respectively, versus 0.06 percent for both the three and six month periods in the prior year.

Expenses decreased $5 million or 1 percent to $886 million for the three months ended June 30, 2012. Expenses increased $40 million or 2 percent to $1.8 billion for the six months ended June 30, 2012.

Marketing, promotion, rewards and cardmember services expenses of $138 million for the three months ended June 30, 2012 was flat compared to second quarter 2011. For the six months ended June 30, 2012, marketing, promotion, rewards and cardmember services expenses increased $29 million or 11 percent to $292 million due to higher volume-related rewards costs and marketing and promotion costs.

Salaries and employee benefits and other operating expenses decreased $5 million or 1 percent to $748 million for the three months ended June 30, 2012. Assuming no changes in foreign currency exchange rates, this line increased 3 percent.9 For the six months ended June 30, 2012, salaries and employee benefits and other operating expenses increased $11 million or 1 percent to $1.5 billion. Assuming no changes in foreign currency exchange rates, this line increased 3 percent.9

The effective tax rate was 26.8 percent and 27.1 percent for the three and six months ended June 30, 2012, respectively. The effective tax rate was 33.2 percent and 31.9 percent for the three and six months ended June 30, 2011, respectively. The tax rate in the second quarter of 2012 reflects the allocated share of tax benefits related to the realization of certain foreign tax credits.

[9]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Revenues
Discount revenue, fees and other	$1,259	$1,183	$2,445	$ 2,271

Interest income	5	1	9	2
Interest expense	(59)	(55)	(117)	(103)

Net interest income	64	56	126	105

Total revenues net of interest expense	1,323	1,239	2,571	2,376
Provisions for losses	17	13	35	34

Total revenues net of interest expense after provisions for losses	1,306	1,226	2,536	2,342

Expenses
Marketing, promotion, rewards and cardmember services	200	213	372	379
Salaries and employee benefits and other operating expenses	544	526	1,063	1,000

Total	744	739	1,435	1,379

Pretax segment income	562	487	1,101	963
Income tax provision	190	163	372	326

Segment income	$372	$324	$729	$ 637

Selected Statistical Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Billions, except percentages and where indicated)	2012	2011	2012	2011
Global Card billed business	$221.6	$207.6	$432.8	$395.5
Global Network & Merchant Services:
Total segment assets	$19.8	$16.7	$19.8	$16.7
Segment capital (millions)	$2,171	$1,955	$2,171	$1,955
Return on average segment capital(a)	67.4%	61.5%	67.4%	61.5%
Return on average tangible segment capital(a)	74.9%	66.5%	74.9%	66.5%
Global Network Services:
Card billed business	$31.3	$29.3	$61.7	$55.3
Total cards-in-force (millions)	36.1	31.4	36.1	31.4

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.4 billion and $1.1 billion for the twelve months ended June 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($2.1 billion and $1.9 billion for the twelve months ended June 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $207 million and $140 million as of June 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Global Network & Merchant Services reported segment income of $372 million and $729 million for the three and six months ended June 30, 2012, respectively, a $48 million or 15 percent and $92 million or 14 percent increase from the same periods a year ago.

Total revenues net of interest expense increased $84 million or 7 percent and $195 million or 8 percent to $1.3 billion and $2.6 billion for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to increased discount revenue, net card fees and other.

Discount revenue, fees and other increased $76 million or 6 percent and $174 million or 8 percent to $1.3 billion and $2.4 billion for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, reflecting an increase in merchant-related revenues, driven by the 7 percent and 9 percent increase in global card billed business for the three and six months ended June 30, 2012, respectively, as well as higher GNS revenues. Assuming no change in foreign currency exchange rates, discount revenue, fees and other increased 10 percent for both the three and six months ended June 30, 2012.10

Interest expense credit increased $4 million or 7 percent and $14 million or 14 percent to $59 million and $117 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses increased $5 million or 1 percent and $56 million or 4 percent to $744 million and $1.4 billion for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses decreased $13 million or 6 percent and $7 million or 2 percent to $200 million and $372 million for the three and six months ended June 30, 2012, respectively, reflecting lower brand advertising and merchant-related marketing expense.

Salaries and employee benefits and other operating expenses increased $18 million or 3 percent and $63 million or 6 percent to $544 million and $1.1 billion for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily reflecting higher salary and benefit costs in the first quarter of 2012, third-party merchant sales-force commissions and legal fees.

The effective tax rate was 33.8 percent for both the three and six months ended June 30, 2012, respectively. The effective tax rate was 33.5 percent and 33.9 percent for the three and six months ended June 30, 2011, respectively.

Corporate & Other

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Corporate & Other had net expense of $148 million and $32 million for the three months ended June 30, 2012 and 2011, respectively. Net expense for the three months ended June 30, 2012 reflected various investments in Enterprise Growth initiatives and other expenses, partially offset by the favorable effects of revised estimates in the liability for uncashed international Travelers Cheques. Results for the three months ended June 30, 2011 reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. The Company no longer receives payments on the MasterCard and Visa litigation settlements.

Corporate & Other had net expense of $375 million and $96 million for the six months ended June 30, 2012 and 2011, respectively. Net expense for the six months ended June 30, 2012 reflected various investments in Enterprise Growth initiatives and other expenses, partially offset by higher Global Prepaid income and the favorable effects of revised estimates in the liability for uncashed international Travelers Cheques. Results for the six months ended June 30, 2011 reflected $186 million and $86 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively. The Company no longer receives payments on the MasterCard and Visa litigation settlements.

[10]	Refer to footnote 1 on page 41 relating to changes in foreign exchange rates.

Results for all periods disclosed also included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management” above, as well as interest expense related to other corporate indebtedness.

OTHER REPORTING MATTERS

Glossary of Selected Terminology

Adjusted average loans — Represents average cardmember loans excluding the impact of deferred card fees, net of direct acquisition costs of cardmember loans and certain other immaterial items.

Adjusted net interest income — Represents net interest income attributable to the Company’s cardmember loans portfolio excluding the impact of interest expense and interest income not attributable to the Company’s cardmember loan portfolio.

Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities, that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans. The receivables and loans of the Company’s Charge and Lending Trusts being securitized are reported as assets on the Company’s Consolidated Balance Sheets, while the related securities issued to third-party investors are reported as long-term debt.

Average discount rate — This calculation is designed to reflect pricing at merchants accepting general purpose American Express cards. It represents the percentage of billed business (both proprietary and GNS) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.

Basel III supplementary leverage ratio – Refer to Capital Strategy section for definition.

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

Interest income — Interest income includes (i) interest on loans, (ii) interest and dividends on investment securities and (iii) interest income on deposits with banks and others.

Interest on loans is assessed using the average daily balance method for owned loans. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

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

Operating expenses — Represents salaries and employee benefits, professional services, occupancy and equipment, communications and other expenses.

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

Risk-weighted assets — Refer to Capital Strategy section for definitions under Basel I and Basel III.

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

Tier 1 common risk-based capital ratio — Refer to Capital Strategy section for definitions under Basel I and Basel III.

Tier 1 leverage ratio — Refer to Capital Strategy section for definitions under Basel I and Basel III.

Tier 1 risk-based capital ratio — Refer to Capital Strategy section for definitions under Basel I and Basel III.

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

•

legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as Dodd-Frank’s stricter regulation of large, interconnected financial institutions; changes in requirements relating to securitization and the establishment of the CFPB, which could make fundamental changes to many of the Company’s business practices or materially affect its capital requirements, results of operations, or ability to pay dividends or repurchase its stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program; or potential changes in the federal tax system that could substantially alter, among other things, the taxation of the Company’s international businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on the Company’s transactions, products and services;

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

•

changes affecting the Company’s ability or desire to repurchase up to $4 billion of its common shares in 2012 and up to $1 billion in the first quarter of 2013, such as acquisitions, results of operations and capital needs, among other factors, which will significantly impact the potential decrease in the Company’s capital ratios;

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

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

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

Corporate Matters

In December 2008, a putative class action captioned Obester v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (Plan) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. Thereafter, three other putative class actions making allegations similar to those made in the Obester matter were filed against the defendants in the Southern District of New York. In April 2009, these actions were consolidated as In re American Express ERISA Litigation. On November 2, 2010, the District Court granted American Express’ motion to dismiss the consolidated actions. Plaintiffs appealed but their appeal was later withdrawn but subject to appellants’ right to reinstatement, which on May 31, 2012 was extended to October 31, 2012.

The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement” and preliminarily approved the parties’ settlement agreement on September 21, 2011. A final settlement approval hearing took place on February 29, 2012 and the Court issued an order on June 25, 2012 appointing an expert to consider further notice to the class. The Company is also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and will be subject to any final settlement approved in Kaufman.

Various bank regulators have been reviewing the Company’s card practices for compliance with certain consumer protection laws and regulations. In connection with a review of Centurion Bank by the FDIC and the Utah Department of Financial Institutions (DFI), the FDIC provided information it considered relevant, including information obtained in the course of its review, to the CFPB, which has examination and enforcement authority with respect to certain federal consumer financial laws for the Company and its U.S. banking subsidiaries. In February 2012, the FDIC notified Centurion Bank that it plans to take formal enforcement action against it. The Company currently believes the CFPB intends to take a similar action against Centurion Bank, and it appears likely the DFI will take some type of action against Centurion Bank as well. The CFPB also recently indicated that it may take enforcement action against the Company’s other U.S. banking subsidiary, AEBFSB, for certain card practices similar to those at Centurion Bank. In connection with these matters, ongoing discussions with regulators and the Company’s own internal reviews, Centurion Bank and AEBFSB have made and continue to make changes to certain of their card practices and products and established accruals for, among other costs, expected refunds to cardmembers, and the Company and its subsidiaries could be required to, or otherwise determine to, make further changes to their card practices and products to respond to regulatory concerns. Changes by the Company and its subsidiaries to their card practices and products in response to current or future regulatory concerns and enforcement or other action by the above referenced or other regulators, which may include civil money penalties and require additional refund obligations to cardmembers, could adversely affect the Company’s operations and results.

U.S. Card Services and Global Merchant Services Matters

Since July 2003, the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company, et al. The Marcus case is not consolidated. The plaintiffs in the consolidated actions seek injunctive relief and an unspecified amount of damages. Since April 2004, the parties have been engaged in motion practice regarding American Express’ motion to dismiss the consolidated action on the grounds that all of the plaintiffs’ claims are subject to arbitration. On February 1, 2012, the Second Circuit again reversed the District Court’s decision ordering arbitration, and reaffirmed its prior ruling notwithstanding the decision by the United States Supreme Court in AT&T Mobility LLC v. Concepcion. On May 29, 2012, the Second Circuit denied the Company’s petition for rehearing en banc with dissents. The Second Circuit has stayed the mandate and the Company has filed a petition for writ of certiorari with the Supreme Court.

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. The parties have reached an agreement to settle the claims asserted on behalf of the damage class concerning foreign currency conversion rates under which the Company agreed to pay $49.5 million into a settlement fund. The Court preliminarily approved that settlement on November 18, 2011 and a final approval hearing was held on April 27, 2012. On April 30, 2012, the Court entered an Order and Final Judgment approving the settlement and an Order and Final Judgment approving the allocation plan. Two notices of appeal from the Order and Final Judgment approving the settlement were filed on May 29, 2012, and an additional notice of appeal from both orders entered on April 30, 2012, was also filed on May 29, 2012. The claims asserted by the injunction class concerning cardmember arbitration clauses are not included in the proposed settlement and will continue to be litigated. Trial is currently scheduled to begin on January 7, 2013.

In June 2009, a putative class action, now captioned Mesi v. American Express Bank, FSB, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express Cardmembers “whose interest rates on their outstanding balances were retroactively increased” by the Company. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified declaratory and injunctive relief and statutory penalties. On May 4, 2012, the court granted the Company’s motion to compel arbitration and stay action.

International Matters

In April 2011, in a matter captioned 9085-4886 Quebec Inc. and Peter Bakopanos v. Amex Bank of Canada and Amex Canada Inc., a motion was filed in the Quebec Superior Court seeking to authorize the bringing of a class action lawsuit alleging that the non-discrimination provisions in the Canadian merchant agreement violate Canadian competition law under the price maintenance provision (section 76) of the Canadian Competition Act. The plaintiff sought unspecified damages and the elimination of the non-

discrimination provisions. The Company subsequently brought a motion to dismiss the class action. The plaintiff withdrew the motion to authorize the class action, which the court approved on June 20, 2012.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K) and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known to the Company, it believes that the matter discussed below, together with the risk factors set forth in the 2011 Form 10-K, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2011 Form 10-K. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Cardmember participants. Under some types of these contractual arrangements, we may be obligated to make or accelerate payments to certain business partners such as co-brand partners and merchants upon the occurrence of certain triggering events such as: (i) our filing for bankruptcy, (ii) our economic condition deteriorating such that our senior unsecured debt rating is significantly below investment grade by S&P and Moody’s, (iii) our ceasing to have a public debt rating, or (iv) a shortfall in certain performance levels. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain co-brand partners relating to our prepayments for loyalty program points that may not be fully redeemed. We are also exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Cardmembers for products and services purchased from merchants that have ceased operations or stopped accepting our Cards.

The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. The airline industry accounted for approximately 11 percent of our worldwide billed business for the six months ended June 30, 2012.

There continues to be significant consolidation in the airline industry, particularly in the United States (e.g., United Airlines/Continental Airlines and Southwest Airlines/AirTran), through mergers and/or grants of antitrust immunity to airline alliances and joint ventures, and this trend could continue.

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

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. Our largest airline co-brand loan portfolio, American Express’ Delta SkyMiles Credit Card, accounted for less than 15 percent of worldwide Cardmember loans as of June 30, 2012.

If an airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand Card, whether as the result of a merger or otherwise, such as the withdrawal of Continental Airlines in 2011 from our Airport Club Access program for Centurion and Platinum Cardmembers and our Membership Rewards points transfer program, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Risk Management — Exposure to Airline Industry” in the Company’s 2011 Annual Report to Shareholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2012
Repurchase program (a)	14,904,025	$58.29	14,904,025	133,615,275
Employee transactions (b)	5,105	$53.11	N/A	N/A

May 1-31, 2012
Repurchase program (a)	10,961,115	$59.04	10,961,115	122,654,160
Employee transactions (b)	33,298	$60.22	N/A	N/A

June 1-30, 2012
Repurchase program (a)	4,438,564	$56.31	4,438,564	118,215,596
Employee transactions (b)	6,093	$55.54	N/A	N/A

Total
Repurchase program (a)	30,303,704	$58.27	30,303,704	118,215,596
Employee transactions (b)	44,496	$58.76	N/A	N/A

(a)

As of June 30, 2012, there were approximately 118 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Additional future share repurchases are subject to approval by the Federal Reserve.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: August 2, 2012	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: August 2, 2012	By	/s/ Linda Zukauckas
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