Form 10-Q
period 2012-09-30
AMERICAN EXPRESS CO
filed 2012-10-31
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Shares (par value $.20 per share)	1,119,062,132 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2012	2011
Revenues
Non-interest revenues
Discount revenue	$4,425	$ 4,218
Net card fees	633	622
Travel commissions and fees	465	480
Other commissions and fees	581	604
Other	577	534

Total non-interest revenues	6,681	6,458

Interest income
Interest on loans	1,658	1,587
Interest and dividends on investment securities	60	68
Deposits with banks and other	21	33

Total interest income	1,739	1,688

Interest expense
Deposits	118	127
Long-term debt and other	440	448

Total interest expense	558	575

Net interest income	1,181	1,113

Total revenues net of interest expense	7,862	7,571

Provisions for losses
Charge card	190	174
Cardmember loans	264	48
Other	25	27

Total provisions for losses	479	249

Total revenues net of interest expense after provisions for losses	7,383	7,322

Expenses
Marketing, promotion, rewards and cardmember services	2,461	2,511
Salaries and employee benefits	1,516	1,598
Other, net	1,536	1,502

Total	5,513	5,611

Pretax income	1,870	1,711
Income tax provision	620	476

Net income	$1,250	$ 1,235

Earnings per Common Share (Note 11):(a)
Basic	$1.10	$ 1.04
Diluted	$1.09	$ 1.03

Average common shares outstanding for earnings per common share:
Basic	1,126	1,175
Diluted	1,132	1,181
Cash dividends declared per common share	$0.20	$ 0.18

(a)	Represents net income less earnings allocated to participating share awards of $14 million and $15 million for the three months ended September 30, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2012	2011
Revenues
Non-interest revenues
Discount revenue	$13,164	$ 12,398
Net card fees	1,858	1,836
Travel commissions and fees	1,437	1,457
Other commissions and fees	1,739	1,717
Other	1,808	1,546

Total non-interest revenues	20,006	18,954

Interest income
Interest on loans	4,851	4,685
Interest and dividends on investment securities	193	255
Deposits with banks and other	73	71

Total interest income	5,117	5,011

Interest expense
Deposits	362	395
Long-term debt and other	1,320	1,350

Total interest expense	1,682	1,745

Net interest income	3,435	3,266

Total revenues net of interest expense	23,441	22,220

Provisions for losses
Charge card	531	533
Cardmember loans	753	104
Other	68	66

Total provisions for losses	1,352	703

Total revenues net of interest expense after provisions for losses	22,089	21,517

Expenses
Marketing, promotion, rewards and cardmember services	7,195	7,542
Salaries and employee benefits	4,687	4,715
Other, net	4,685	4,052

Total	16,567	16,309

Pretax income from continuing operations	5,522	5,208
Income tax provision	1,677	1,501

Income from continuing operations	3,845	3,707
Income from discontinued operations, net of tax	—	36

Net income	$3,845	$ 3,743

Earnings per Common Share — Basic (Note 11):
Income from continuing operations attributable to common shareholders(a)	$3.33	$ 3.09
Income from discontinued operations	—	0.03

Net income attributable to common shareholders(a)	$3.33	$ 3.12

Earnings per Common Share — Diluted (Note 11):
Income from continuing operations attributable to common shareholders(a)	$3.31	$ 3.08
Income from discontinued operations	—	0.03

Net income attributable to common shareholders(a)	$3.31	$ 3.11

Average common shares outstanding for earnings per common share:
Basic	1,143	1,184
Diluted	1,149	1,191
Cash dividends declared per common share	$0.60	$ 0.54

(a)

Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards of $42 million and $44 million for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Net income	$1,250	$1,235	$3,845	$ 3,743
Other comprehensive income (loss):
Net unrealized securities gains, net of tax of: 2012, $10 and $24; 2011, $83 and $137	21	113	52	205
Net unrealized derivatives (losses) gains, net of tax of: 2012, $1 and $1; 2011, $1 and $4	—	(1)	1	6
Foreign currency translation adjustments, net of tax of: 2012, $(168) and $(155); 2011, $118 and $(54)	81	(178)	(46)	(116)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2012, $6 and $19; 2011, $14 and $12	14	14	34	19

Other comprehensive income (loss)	116	(52)	41	114

Comprehensive income	$1,366	$1,183	$3,886	$ 3,857

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$3,817	$ 3,514
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2012, $68; 2011, $470)	21,158	20,572
Short-term investment securities	168	807

Total	25,143	24,893
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2012, $7,070; 2011, $8,027), less reserves: 2012, $409; 2011, $438	41,910	40,452
Other receivables, less reserves: 2012, $85; 2011, $102	3,272	3,657
Loans
Cardmember loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2012, $31,043; 2011, $33,834), less reserves: 2012, $1,459; 2011, $1,874	60,291	60,747
Other loans, less reserves: 2012, $18; 2011, $18	500	419
Investment securities	6,060	7,147
Premises and equipment, less accumulated depreciation: 2012, $5,307; 2011, $4,747	3,553	3,367
Other assets (includes restricted cash of consolidated variable interest entities: 2012, $1,297; 2011, $207)	12,144	12,655

Total assets	$152,873	$ 153,337

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$37,195	$ 37,898
Travelers Cheques outstanding	4,454	5,123
Accounts payable	13,093	10,458
Short-term borrowings	4,027	4,337
Long-term debt (includes debt issued by consolidated variable interest entities: 2012, $15,597; 2011, $20,856)	56,271	59,570
Other liabilities	18,355	17,157

Total liabilities	133,395	134,543

Contingencies (Note 13)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,122 million shares as of September 30, 2012 and 1,164 million shares as of December 31, 2011	224	232
Additional paid-in capital	12,166	12,217
Retained earnings	7,923	7,221
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax of: 2012, $192; 2011, $168	340	288
Net unrealized derivatives losses, net of tax of: 2012, $ —; 2011, $(1)	—	(1)
Foreign currency translation adjustments, net of tax of: 2012, $(614); 2011, $(459)	(728)	(682)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2012, $(214); 2011, $(233)	(447)	(481)

Total accumulated other comprehensive loss	(835)	(876)

Total shareholders’ equity	19,478	18,794

Total liabilities and shareholders’ equity	$152,873	$ 153,337

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (Millions)	2012	2011
Cash Flows from Operating Activities
Net income	$3,845	$ 3,743
Income from discontinuing operations, net of tax	—	(36)

Income from continuing operations	3,845	3,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,352	703
Depreciation and amortization	751	733
Deferred taxes and other	79	1,045
Stock-based compensation	232	227
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	323	46
Other assets	1,112	(234)
Accounts payable and other liabilities	3,595	732
Travelers Cheques outstanding	(675)	(585)

Net cash provided by operating activities	10,614	6,374

Cash Flows from Investing Activities
Sale of investments	427	944
Maturity and redemption of investments	1,085	4,714
Purchase of investments	(311)	(904)
Net increase in cardmember loans/receivables	(1,877)	(1,971)
Purchase of premises and equipment, net of sales: 2012, $3; 2011, $6	(765)	(885)
Acquisitions/dispositions, net of cash acquired/sold	(456)	(610)
Net (increase) decrease in restricted cash	(1,089)	3,658

Net cash (used in) provided by investing activities	(2,986)	4,946

Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(316)	3,455
Net (decrease) increase in short-term borrowings	(346)	738
Issuance of long-term debt	7,831	9,311
Principal payments on long-term debt	(11,417)	(14,113)
Issuance of American Express common shares	393	507
Repurchase of American Express common shares	(2,953)	(1,950)
Dividends paid	(675)	(646)

Net cash used in financing activities	(7,483)	(2,698)

Effect of exchange rate changes on cash	105	(33)

Net increase in cash and cash equivalents	250	8,589
Cash and cash equivalents at beginning of period	24,893	16,356

Cash and cash equivalents at end of period	$25,143	$ 24,945

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

Certain other reclassifications of prior period amounts have been made to conform to the current period presentation. The card fees revision discussed above and these other reclassifications did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

-	Quoted prices for identical or similar assets or liabilities in markets that are not active

-	Inputs other than quoted prices that are observable for the asset or liability

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2012 or during the year ended December 31, 2011, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of September 30, 2012 and December 31, 2011:

	2012			2011

(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$281	$281	$—	$360	$360	$ —
Debt securities and other(b)	5,779	339	5,440	6,787	340	6,447
Derivatives(a)	1,089	—	1,089	1,516	—	1,516

Total assets	$7,149	$620	$6,529	$8,663	$700	$ 7,963

Liabilities:
Derivatives(a)	$403	$—	$403	$108	$—	$ 108

Total liabilities	$403	$—	$403	$108	$—	$ 108

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, both on a further disaggregated basis.

(b)	The Level 1 amounts represent the Company’s holdings of U.S. Government treasury obligations at September 30, 2012 and December 31, 2011.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2012:

	Carrying Value	Corresponding Fair Value Amount
(Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$25	$25		$24	$1	(a)	$ —
Other financial assets(b)	$47	$47		$—	$47		$ —
Financial assets carried at other than fair value
Loans, net	$61	$61	(c)	$—	$—		$ 61

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$58	$58		$—	$58		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$10	$10		$—	$10		$ —
Long-term debt	$56	$60	(c)	$—	$60		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivables (including fair values of cardmember receivables of $7.0 billion held by consolidated variable interest entities (VIEs) as of September 30, 2012), restricted cash and other miscellaneous assets.

(c)	Includes fair values of loans and long-term debt of $30.7 billion and $15.8 billion, respectively, held by consolidated VIEs as of September 30, 2012.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nonrecurring Fair Value Measurements

The Company did not have any material assets that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

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

Accounts receivable as of September 30, 2012 and December 31, 2011 were as follows:

(Millions)	2012	2011
U.S. Card Services(a)	$19,522	$ 20,645
International Card Services	7,228	7,222
Global Commercial Services(b)	15,393	12,829
Global Network & Merchant Services(c)	176	194

Cardmember receivables(d)	42,319	40,890
Less: Reserve for losses	409	438

Cardmember receivables, net	$41,910	$ 40,452

Other receivables, net(e)	$3,272	$ 3,657

(a)	Includes $6.6 billion and $7.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of September 30, 2012 and December 31, 2011, respectively.

(b)

Includes $0.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of both September 30, 2012 and December 31, 2011. Also includes $0.7 billion and $0.6 billion due from airlines, of which Delta Air Lines (Delta) comprises $0.5 billion and $0.3 billion as of September 30, 2012 and December 31, 2011, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.6 billion and $12.8 billion of cardmember receivables outside the United States as of September 30, 2012 and December 31, 2011, respectively.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) the Company’s travel customers and suppliers, (iii) certain merchants for billed discount revenue and (iv) other receivables due to the Company in the ordinary course of business. As of December 31, 2011, other receivables also included investments that matured on December 31, 2011, but which did not settle until January 3, 2012. Other receivables are presented net of reserves for losses of $85 million and $102 million as of September 30, 2012 and December 31, 2011, respectively.

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

Loans as of September 30, 2012 and December 31, 2011 consisted of:

(Millions)	2012	2011
U.S. Card Services(a)	$52,865	$ 53,686
International Card Services	8,853	8,901
Global Commercial Services	32	34

Cardmember loans	61,750	62,621
Less: Reserve for losses	1,459	1,874

Cardmember loans, net	$60,291	$ 60,747

Other loans, net(b)	$500	$ 419

(a)	Includes approximately $31.0 billion and $33.8 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of September 30, 2012 and December 31, 2011, respectively.

(b)

Other loans primarily represent a store card loan portfolio whose billed business is not processed on the Company’s network, loans to merchants and small business installment loans. Other loans are presented net of reserves for losses of $18 million as of both September 30, 2012 and December 31, 2011.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of September 30, 2012 and December 31, 2011:

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$52,201		$210		$145		$309	$ 52,865
International Card Services	8,714		47		29		63	8,853
Cardmember Receivables:
U.S. Card Services	$19,164		$130		$73		$155	$ 19,522
International Card Services(a)	(b	)	(b	)	(b	)	66	7,228
Global Commercial Services(a)	(b	)	(b	)	(b	)	100	15,393

2011 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$52,930		$218		$165		$373	$ 53,686
International Card Services	8,748		52		32		69	8,901
Cardmember Receivables:
U.S. Card Services	$20,246		$122		$81		$196	$ 20,645
International Card Services(a)	(b	)	(b	)	(b	)	63	7,222
Global Commercial Services(a)	(b	)	(b	)	(b	)	109	12,829

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Loans and Receivables

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2012			2011

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Cardmember Loans:
U.S. Card Services	2.2%	2.4%	1.3%	3.2%	3.5%	1.5%
International Card Services	1.9%	2.5%	1.6%	2.9%	3.5%	1.9%
Cardmember Receivables:
U.S. Card Services	2.0%	2.1%	1.8%	1.7%	1.8%	2.0%

	2012		2011

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International Card Services	0.16%	0.9%	0.15%	0.9%
Global Commercial Services	0.07%	0.7%	0.06%	0.7%

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides additional information with respect to the Company’s impaired cardmember loans and receivables, which are not significant for ICS and GCS, as of September 30, 2012 and December 31, 2011:

2012 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Cardmember Loans:
U.S. Card Services	$60	$437	$666	$1,163	$1,135	$ 150
International Card Services	62	4	7	73	72	1
Cardmember Receivables:
U.S. Card Services	—	—	119	119	114	80

Total	$122	$441	$792	$1,355	$1,321	$ 231

2011 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Cardmember Loans:
U.S. Card Services	$64	$529	$736	$1,329	$1,268	$ 174
International Card Services	67	6	8	81	80	2
Cardmember Receivables:
U.S. Card Services	—	—	174	174	165	118

Total	$131	$535	$918	$1,584	$1,513	$ 294

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

(c)

Total loans and receivables modified as a TDR includes $333 million and $410 million that are non-accrual and $6 million and $4 million that are past due 90 days and still accruing interest as of September 30, 2012 and December 31, 2011, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans and receivables, which are not significant for ICS and GCS, during the three and nine months ended September 30:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$15	$1,182	$45	$ 1,244
International Card Services	4	73	12	77
Cardmember Receivables:
U.S. Card Services	—	120	—	140

Total	$19	$1,375	$57	$ 1,461

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$16	$1,390	$51	$ 1,541
International Card Services	5	92	22	102
Cardmember Receivables:
U.S. Card Services	—	149	—	138

Total	$21	$1,631	$73	$ 1,781

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the cardmember loans and receivables modified as TDRs, which are not significant for ICS, during the three and nine months ended September 30:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	26	$193	$190	82	$600	$ 587
U.S. Card Services — Cardmember Receivables	9	104	103	28	326	320

Total(b)	35	$297	$293	110	$926	$ 907

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	35	$269	$259	116	$875	$ 839
U.S. Card Services — Cardmember Receivables	14	108	105	36	292	281

Total(b)	49	$377	$364	152	$1,167	$ 1,120

(a)	Includes principal and accrued interest.

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

The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:

•

Interest Rate Reduction: For the three months ended September 30, 2012 and 2011, the average interest rate reduction was 11 percentage points and 12 percentage points, respectively. For both the nine months ended September 30, 2012 and 2011, the average interest rate reduction was 12 percentage points. None of these interest rate reductions had a significant impact on interest on loans in the Consolidated Statements of Income. The Company does not offer interest rate reduction programs for U.S. Card Services (USCS) cardmember receivables as these receivables are non-interest bearing.

•

Outstanding Balance Reduction: The table above presents the financial effects to the Company as a result of reducing the outstanding balance for short-term settlement programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written-off or will be written-off upon successful completion of the settlement program.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Payment Term Extension: For the three and nine months ended September 30, 2012, the average payment term extension was approximately 12 months and 13 months, respectively, for USCS cardmember receivables. For both the three and nine months ended September 30, 2011, the average payment term extension was approximately 15 months for USCS cardmember receivables. For USCS cardmember loans, there have been no payment term extensions.

The following table provides information for the three and nine months ended September 30, 2012 and 2011, with respect to the cardmember loans and receivables modified as TDRs on which there was a default within the previous 12 months. A cardmember will default from a modification program after one and up to three consecutive missed payments, depending on the terms of the modification program. The defaulted ICS cardmember loan modifications were not significant.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	4	$39	19	$ 149
U.S. Card Services — Cardmember Receivables	1	8	1	28

Total	5	$47	20	$ 177

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	9	$65	36	$ 271
U.S. Card Services — Cardmember Receivables	1	7	5	32

Total	10	$72	41	$ 303

(a)	The outstanding balance includes principal and accrued interest.

4.	Reserves for Losses

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the nine months ended September 30:

(Millions)	2012	2011
Balance, January 1	$438	$ 386
Additions:
Provisions(a)	434	404
Other(b)	97	129

Total provision	531	533

Deductions:
Net write-offs(c)	(487)	(406)
Other(d)	(73)	(125)

Balance, September 30	$409	$ 388

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $292 million and $255 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)

Includes net write-offs resulting from unauthorized transactions of $(100) million and $(123) million for the nine months ended September 30, 2012 and 2011, respectively; foreign currency translation adjustments of $4 million and nil for the nine months ended September 30, 2012 and 2011, respectively; cardmember bankruptcy reserves of $18 million and nil for the nine months ended September 30, 2012 and 2011, respectively; and other items of $5 million and $(2) million for the nine months ended September 30, 2012 and 2011, respectively. Cardmember bankruptcy reserves were classified as other liabilities in prior periods.

Cardmember Receivables Evaluated Individually and Collectively for Impairment

The following table presents cardmember receivables evaluated individually and collectively for impairment and related reserves as of September 30, 2012 and December 31, 2011:

(Millions)	2012	2011
Cardmember receivables evaluated individually for impairment(a)	$119	$ 174
Related reserves (a)	$80	$ 118

Cardmember receivables evaluated collectively for impairment	$42,200	$ 40,716
Related reserves	$329	$ 320

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 3 for further information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the nine months ended September 30:

(Millions)	2012	2011
Balance, January 1	$1,874	$ 3,646
Additions:
Provisions(a)	669	23
Other(b)	84	81

Total provision	753	104

Deductions:
Net write-offs:
Principal(c)	(970)	(1,375)
Interest and fees(c)	(121)	(159)
Other(d)	(77)	(77)

Balance, September 30	$1,459	$ 2,139

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Provisions for unauthorized transactions.

(c)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $382 million and $444 million for the nine months ended September 30, 2012 and 2011, respectively. Recoveries of interest and fees were de minimis.

(d)

Includes net write-offs for unauthorized transactions of $(84) million and $(76) million for the nine months ended September 30, 2012 and 2011, respectively; foreign currency translation adjustments of $10 million and $(1) million for the nine months ended September 30, 2012 and 2011, respectively; cardmember bankruptcy reserves of $4 million and nil for the nine months ended September 30, 2012 and 2011, respectively; and other items of $(7) million and nil for the nine months ended September 30, 2012 and 2011, respectively. Cardmember bankruptcy reserves were classified as other liabilities in prior periods.

Cardmember Loans Evaluated Individually and Collectively for Impairment

The following table presents cardmember loans evaluated individually and collectively for impairment and related reserves as of September 30, 2012 and December 31, 2011:

(Millions)	2012	2011
Cardmember loans evaluated individually for impairment(a)	$673	$ 744
Related reserves(a)	$151	$ 176

Cardmember loans evaluated collectively for impairment(b)	$61,077	$ 61,877
Related reserves(b)	$1,308	$ 1,698

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Loans and Receivables discussion in Note 3 for further information.

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

The following is a summary of investment securities as of September 30, 2012 and December 31, 2011:

	2012				2011

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$4,421	$199	$(6)	$4,614	$4,968	$103	$(72)	$ 4,999
U.S. Government agency obligations	3	—	—	3	352	2	—	354
U.S. Government treasury obligations	330	9	—	339	330	10	—	340
Corporate debt securities(a)	374	7	(1)	380	626	9	(3)	632
Mortgage-backed securities(b)	231	17	—	248	261	17	—	278
Equity securities(c)	73	208	—	281	95	265	—	360
Foreign government bonds and obligations	126	15	—	141	120	10	—	130
Other(d)	53	1	—	54	54	—	—	54

Total	$5,611	$456	$(7)	$6,060	$6,806	$416	$(75)	$ 7,147

(a)

The September 30, 2012 and December 31, 2011 balances include, on a cost basis, $300 million and $550 million, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).

(b)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)	Primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC).

(d)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011:

	2012				2011

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$126	$(6)	$—	$—	$1,094	$ (72)
Corporate debt securities	—	—	3	(1)	15	(2)	2	(1)

Total	$—	$—	$129	$(7)	$15	$(2)	$1,096	$ (73)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2012 and December 31, 2011:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2012:
90%–100%	—	$—	$—	13	$126	$(6)	13	$126	$ (6)
Less than 90%	—	—	—	1	3	(1)	1	3	(1)

Total as of September 30, 2012	—	$—	$—	14	$129	$(7)	14	$129	$ (7)

2011:
90%–100%	—	$—	$—	114	$884	$(35)	114	$884	$ (35)
Less than 90%	1	15	(2)	22	212	(38)	23	227	(40)

Total as of December 31, 2011	1	$15	$(2)	136	$1,096	$(73)	137	$1,111	$ (75)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions identified above, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2012 or the year ended December 31, 2011.

Supplemental Information

Gross realized gains on sales of investment securities, included in other non-interest revenues for the three and nine months ended September 30, 2012, were $35 million and $85 million, respectively (there were no gross realized gains for the three and nine months ended September 30, 2011). Gross realized losses on sales of investment securities, included in other non-interest revenues for the three and nine months ended September 30, 2012, were nil and $1 million, respectively (there were no gross realized losses for the three and nine months ended September 30, 2011).

Contractual maturities of investment securities, excluding equity securities and other securities, as of September 30, 2012 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$507	$ 509
Due after 1 year but within 5 years	344	353
Due after 5 years but within 10 years	166	179
Due after 10 years	4,468	4,684

Total	$5,485	$ 5,725

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

TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS, excluding its consolidated subsidiaries, owns approximately $0.9 billion of subordinated securities issued by the Lending Trust as of September 30, 2012. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both the Charge Trust and the Lending Trust.

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

There was a de minimis amount and approximately $15 million of restricted cash held by the Charge Trust as of September 30, 2012 and December 31, 2011, respectively, and approximately $1.3 billion and $192 million of restricted cash held by the Lending Trust as of September 30, 2012 and December 31, 2011, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Charge Trust and Lending Trust Triggering Events

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the nine months ended September 30, 2012 and the year ended December 31, 2011, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of September 30, 2012 and December 31, 2011, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2012	2011
U.S.:
Interest-bearing	$37,038	$ 37,271
Non-interest-bearing	8	4
Non-U.S.:
Interest-bearing	140	612
Non-interest-bearing	9	11

Total customer deposits	$37,195	$ 37,898

Customer deposits were aggregated by deposit type offered by the Company as of September 30, 2012 and December 31, 2011 as follows:

(Millions)	2012	2011
U.S. retail deposits:
Savings accounts – Direct	$16,981	$ 14,649
Certificates of deposit:
Direct	757	893
Third-party	9,032	10,781
Sweep accounts – Third-party	10,268	10,948
Other deposits	157	627

Total customer deposits	$37,195	$ 37,898

The scheduled maturities of certificates of deposit as of September 30, 2012 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2012	$959	$2	$ 961
2013	4,876	1	4,877
2014	2,608	—	2,608
2015	365	—	365
2016	618	—	618
After 5 years	363	—	363

Total	$9,789	$3	$ 9,792

As of September 30, 2012 and December 31, 2011, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2012	2011
U.S.	$497	$ 580
Non-U.S.	2	304

Total	$499	$ 884

8.	Derivatives and Hedging Activities

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of September 30, 2012 and December 31, 2011, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2012 and December 31, 2011:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$938	$999	$—	$ —
Cash flow hedges	—	—	—	1
Total return contract
Fair value hedge	—	13	23	—
Foreign exchange contracts
Net investment hedges	26	344	273	54

Total derivatives designated as hedging instruments	$964	$1,356	$296	$ 55

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$1	$1	$ —
Foreign exchange contracts, including certain embedded derivatives(a)	125	159	104	50
Equity-linked embedded derivative(b)	—	—	2	3

Total derivatives not designated as hedging instruments	125	160	107	53

Total derivatives, gross	$1,089	$1,516	$403	$ 108

Cash collateral netting(c)	(681)	(587)	(16)	—

Derivative asset and derivative liability netting(c)	(18)	(14)	(18)	(14)

Total derivatives, net	$390	$915	$369	$ 94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2012 and December 31, 2011, the Company hedged $20.0 billion and $17.1 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a TRC to transfer this exposure to its derivative counterparty. As of September 30, 2012 and December 31, 2011, the fair value of the equity investment in ICBC was $280 million (474.7 million shares) and $359 million (605.4 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC:

For the Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(28)	$219	Other, net expenses	$(2)	$(191)	$(30)	$ 28
Total return contract	Other non-interest revenues	(19)	166	Other non-interest revenues	19	(178)	—	(12)

For the Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2012	2011		2012	2011	2012	2011
Interest rate contracts	Other, net expenses	$(64)	$202	Other, net expenses	$25	$(189)	$(39)	$ 13
Total return contract	Other non-interest revenues	2	166	Other non-interest revenues	(2)	(178)	—	(12)

The Company also recognized a net reduction in interest expense on long-term debt of $127 million for both the three months ended September 30, 2012 and 2011, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges. For both the nine months ended September 30, 2012 and 2011, the impact on interest expense was a net reduction in interest expense on long-term debt of $377 million.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of September 30, 2012 and December 31, 2011, the Company hedged nil and $305 million, respectively, of its floating-rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify a de minimis amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $(320) million and $181 million for the three months ended September 30, 2012 and 2011, respectively, and was $(294) million and $(41) million for the nine months ended September 30, 2012 and 2011, respectively. Any ineffective portion of the gain or loss on net investment hedges is recognized in other expenses during the period of change.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2012 and 2011, there were no amounts reclassified from AOCI into earnings and there was no hedge ineffectiveness on cash flow hedges and net investment hedges recorded within the Consolidated Statements of Income.

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Statements of Income for the nine months ended September 30:

	Gains (losses) recognized in income

		Amount reclassified from AOCI into income			Net hedge ineffectiveness

Description (Millions)	Income Statement Line Item	2012	2011	Income Statement Line Item	2012	2011
Cash flow hedges:(a)
Interest rate contracts	Interest expense	$(1)	$(13)	Other, net expenses	$—	$ —
Net investment hedges:
Foreign exchange contracts	Other, net expenses	$—	$—	Other, net expenses	$—	$ (3)

(a)	During the nine months ended September 30, 2012 and 2011, there were no forecasted transactions that were considered no longer probable to occur.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2012	2011
Interest rate contracts	Other, net expenses	$(1)	$ —
Foreign exchange contracts(a)	Interest and dividends on investment securities	—	2
	Interest expense on short-term borrowings	—	—
	Interest expense on long-term debt and other	—	33
	Other, net expenses	(13)	(48)
Equity-linked contract	Other non-interest revenues	—	(1)

Total		$(14)	$ (14)

For the Nine Months Ended September 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2012	2011
Interest rate contracts	Other, net expenses	$(2)	$ 2
Foreign exchange contracts(a)	Interest and dividends on investment securities	—	7
	Interest expense on short-term borrowings	—	3
	Interest expense on long-term debt and other	—	94
	Other, net expenses	31	(97)
Equity-linked contract	Other non-interest revenues	2	(1)

Total		$31	$ 8

(a)	Foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other expenses.

9.	Guarantees

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information related to such guarantees as of September 30, 2012 and December 31, 2011:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2012	2011	2012	2011
Card and travel operations(c)	$45	$51	$93	$ 96
Other(d)	1	1	94	98

Total	$46	$52	$187	$ 194

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $918 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $918 million of unrecognized tax benefits, approximately $677 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $241 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rate from continuing operations was 33.2 percent and 30.4 percent for the three and nine months ended September 30, 2012, respectively. The tax rate for the nine months ended September 30, 2012 includes a tax benefit of $146 million, related to the realization of certain foreign tax credits.

The effective tax rate from continuing operations was 27.8 percent and 28.8 percent for the three and nine months ended September 30, 2011, respectively. The tax rate for the three and nine months ended September 30, 2011 includes a $77 million tax benefit related to the realization of certain foreign tax credits. The tax rate for the nine months ended September 30, 2011 also includes the impact of a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the tax rates for all periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

11.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except per share amounts)	2012	2011	2012	2011
Numerator:
Basic and diluted:
Income from continuing operations	$1,250	$1,235	$3,845	$ 3,707
Earnings allocated to participating share awards(a)	(14)	(15)	(42)	(44)
Income from discontinued operations, net of tax	—	—	—	36

Net income attributable to common shareholders	$1,236	$1,220	$3,803	$ 3,699

Denominator:(a)
Basic: Weighted-average common stock	1,126	1,175	1,143	1,184
Add: Weighted-average stock options(b)	6	6	6	7

Diluted	1,132	1,181	1,149	1,191

Basic EPS:
Income from continuing operations attributable to common shareholders	$1.10	$1.04	$3.33	$ 3.09
Income from discontinued operations	—	—	—	0.03

Net income attributable to common shareholders	$1.10	$1.04	$3.33	$ 3.12

Diluted EPS:
Income from continuing operations attributable to common shareholders	$1.09	$1.03	$3.31	$ 3.08
Income from discontinued operations	—	—	—	0.03

Net income attributable to common shareholders	$1.09	$1.03	$3.31	$ 3.11

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

(b)

For both the three and nine months ended September 30, 2012, the dilutive effect of unexercised stock options excludes 8 million options from the computation of EPS because inclusion of the options would have been anti-dilutive. For both the three and nine months ended September 30, 2011, the dilutive effect of unexercised stock options excludes 19 million options from the computation of EPS because inclusion of the options would have been anti-dilutive.

For the three and nine months ended September 30, 2012 and 2011, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Details of Certain Consolidated Statements of Income Line Items

The following is a detail of other commissions and fees:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Foreign currency conversion revenue	$220	$225	$643	$ 651
Delinquency fees	156	155	476	439
Service fees	81	89	263	266
Other	124	135	357	361

Total other commissions and fees	$581	$604	$1,739	$ 1,717

The following is a detail of other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Global Network Services partner revenues	$156	$157	$474	$ 459
Net gain on investment securities	35	—	84	—
Other	386	377	1,250	1,087

Total other revenues	$577	$534	$1,808	$ 1,546

Other revenues include revenues arising from contracts with Global Network Services (GNS) partners including royalties and signing fees, insurance premiums earned from cardmember travel and other insurance programs, Travelers Cheques related revenues, publishing revenues and other miscellaneous revenues and fees.

The following is a detail of marketing, promotion, rewards and cardmember services:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Marketing and promotion	$764	$757	$2,168	$ 2,261
Cardmember rewards	1,496	1,565	4,425	4,755
Cardmember services	201	189	602	526

Total marketing, promotion, rewards and cardmember services	$2,461	$2,511	$7,195	$ 7,542

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Cardmember rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Cardmember services expense includes protection plans and complimentary services provided to cardmembers.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Professional services	$690	$690	$2,092	$ 2,098
Occupancy and equipment	453	433	1,337	1,218
Communications	93	93	284	280
MasterCard and Visa settlements, net of legal fees	—	(68)	—	(494)
Other	300	354	972	950

Total other, net	$1,536	$1,502	$4,685	$ 4,052

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, internal and regulatory review-related refunds and insurance costs or settlements, investment impairments and certain Loyalty Partner expenses.

13.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of September 30, 2012, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses its material legal proceedings and governmental examinations under Item 1. Legal Proceedings, in Part II. Other Information, and under “Legal Proceedings” in its Annual Report on Form 10-K for the year ended December 31, 2011 (collectively, Legal Proceedings).

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is a leading global payments and travel company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network & Merchant Services (GNMS). Corporate functions and auxiliary businesses, including the Company’s publishing business, the Enterprise Growth Group (including Global Payment Options), as well as other Company operations are included in Corporate & Other.

The following table presents certain operating segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2012	2011	2012	2011
Non-interest revenues:
USCS	$2,887	$2,752	$8,566	$ 8,008
ICS	1,126	1,156	3,351	3,315
GCS	1,218	1,195	3,718	3,631
GNMS	1,238	1,188	3,683	3,459
Corporate & Other, including adjustments and eliminations(a)	212	167	688	541

Total	$6,681	$6,458	$20,006	$ 18,954

Interest income:
USCS	$1,362	$1,287	$3,978	$ 3,770
ICS	289	299	858	913
GCS	3	3	8	7
GNMS	7	2	16	4
Corporate & Other, including adjustments and eliminations(a)	78	97	257	317

Total	$1,739	$1,688	$5,117	$ 5,011

Interest expense:
USCS	$194	$201	$568	$ 604
ICS	102	108	300	322
GCS	65	68	192	196
GNMS	(65)	(60)	(182)	(163)
Corporate & Other, including adjustments and eliminations(a)	262	258	804	786

Total	$558	$575	$1,682	$ 1,745

Total revenues, net of interest expense:
USCS	$4,055	$3,838	$11,976	$ 11,174
ICS	1,313	1,347	3,909	3,906
GCS	1,156	1,130	3,534	3,442
GNMS	1,310	1,250	3,881	3,626
Corporate & Other, including adjustments and eliminations(a)	28	6	141	72

Total	$7,862	$7,571	$23,441	$ 22,220

Income (loss) from continuing operations:
USCS	$699	$733	$2,169	$ 1,953
ICS	164	221	539	571
GCS	183	197	579	558
GNMS	360	332	1,089	969
Corporate & Other, including adjustments and eliminations(a)	(156)	(248)	(531)	(344)

Total	$1,250	$1,235	$3,845	$ 3,707

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

American Express (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:

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

Current Economic Environment/Outlook

During the third quarter of 2012 cardmember spending volumes continued to grow in the United States and internationally, and across all of the Company’s businesses. The rate of growth was, however, slower than in the first half of the year, reflecting in part the impact of a challenging global economic environment.

The positive impacts of the Company’s billings and loan growth and higher other non-interest revenues were partially offset by significantly lower lending reserve releases this quarter as compared to a year ago, and a significantly higher effective tax rate. The growth in spend volumes, combined with a decline in total expenses, allowed the Company to invest in business initiatives. The Company continues to focus its investments on both driving near-term metrics and building capabilities that will benefit the medium- to long-term success of the Company.

The Company’s very strong credit performance contributed to lending loss rates that have improved to all-time lows, although provision expense for the third quarter of 2012 increased over the year ago quarter in light of the significantly lower lending reserve releases referred to above.

In the third quarter, the Company achieved its objective to grow operating expenses (i.e., expenses other than marketing, promotion, rewards and cardmember services) more slowly than revenues, and will continue to focus on this objective over the next two to three years.

Competition remains extremely intense across all of the Company’s businesses and the global economic environment remains very uneven. The Company expects that it will take some time for the U.S. economy to get back onto a steady, upward growth track. Moreover, in the absence of legislative action, there continues to be growing concerns about the potential impact of the “fiscal cliff” arising from scheduled federal spending cuts and tax increases set for the end of 2012. Also, the failure of the U.S. Congress to renew legislation regarding the Company’s active financing income could increase its effective tax rate and have an adverse impact on net income in 2013 and beyond. The current instability in Europe could further adversely affect global economic conditions, including continued pressure on consumer and corporate confidence and spending, and disruptions of the debt, equity and foreign exchange markets. Europe accounted for approximately 11 percent of the Company’s total billed business for the quarter ended September 30, 2012.

As described in the Critical Accounting Estimates section of the Company’s 2011 Annual Report, the Company continually evaluates its Membership Rewards reserve methodology and assumptions taking into consideration developments in redemption patterns, costs per point redeemed, contract changes and other factors. The Company is currently reviewing the ultimate redemption rate (URR) estimation process for its U.S. Membership Rewards program, which is expected to result in a refinement to the URR models used to estimate future redemption rates. This review is expected to be completed by the end of 2012 and will likely lead to an increase in the balance sheet reserve for Membership Rewards and a corresponding increase in cardmember rewards expenses in the fourth quarter. The amount of the expected increase in the reserve has not yet been determined. As disclosed in our 2011 Annual Report, a 100 basis points increase in the global URR assumption would have an immediate impact on the balance sheet reserve and a corresponding increase in cardmember rewards expenses of approximately $330 million for points previously earned but not yet redeemed by cardmembers. In addition, based on the current Membership Rewards program and level of cardmember spend, a 100 basis point increase in the global URR assumption would result in an increase in annual cardmember rewards expenses of approximately $40 million.

American Express Company

Selected Statistical Information

Refer to “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing in the tables below.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	Change	2012	2011	Change
Card billed business: (billions)
United States	$146.9	$136.4	8%	$435.2	$397.3	10%
Outside the United States	73.2	71.3	3%	217.7	205.9	6%

Total	$220.1	$207.7	6%	$652.9	$603.2	8%

Total cards-in-force: (millions)
United States	51.8	50.2	3%	51.8	50.2	3%
Outside the United States	49.6	45.6	9%	49.6	45.6	9%

Total	101.4	95.8	6%	101.4	95.8	6%

Basic cards-in-force: (millions)
United States	40.2	38.9	3%	40.2	38.9	3%
Outside the United States	39.8	36.4	9%	39.8	36.4	9%

Total	80.0	75.3	6%	80.0	75.3	6%

Average discount rate	2.53%	2.54%		2.53%	2.54%
Average basic cardmember spending (dollars)(a)	$3,885	$3,739	4%	$11,606	$10,947	6%
Average fee per card (dollars)(a)	$39	$40	(3)%	$39	$39	—%
Average fee per card adjusted (dollars)(a)	$44	$43	2%	$43	$43	—%

(a)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $65 million and $52 million for the three months ended September 30, 2012 and 2011, respectively, and $194 million and $162 million for the nine months ended September 30, 2012 and 2011, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

	Three Months Ended September 30,			Nine Months Ended September 30,

(Billions, except percentages and where indicated)	2012	2011	Change	2012	2011	Change
Worldwide cardmember receivables
Total receivables	$42.3	$39.8	6%	$42.3	$39.8	6%
Loss reserves (millions)
Beginning balance	$392	$415	(6)%	$438	$386	13%
Provisions(a)	151	125	21%	434	404	7%
Other additions(b)	39	49	(20)%	97	129	(25)%
Net write-offs(c)	(141)	(146)	(3)%	(487)	(406)	20%
Other deductions(d)	(32)	(55)	(42)%	(73)	(125)	(42)%

Ending balance	$409	$388	5%	$409	$388	5%

% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal — USCS(e)	1.6%	1.8%		2.0%	1.7%
Net write-off rate — principal and fees — USCS(e)	1.7%	1.9%		2.1%	1.8%
30 days past due as a % of total — USCS	1.8%	2.0%		1.8%	2.0%
Net loss ratio as a % of charge volume — ICS/GCS	0.10%	0.10%		0.10%	0.09%
90 days past billing as a % of total — ICS/GCS	0.7%	0.8%		0.7%	0.8%

Worldwide cardmember loans
Total loans	$61.8	$58.2	6%	$61.8	$58.2	6%
Loss reserves (millions)
Beginning balance	$1,547	$2,560	(40)%	$1,874	$3,646	(49)%
Provisions(a)	231	16	# %	669	23	# %
Other additions(b)	33	32	3%	84	81	4%
Net write-offs — principal(c)	(292)	(383)	(24)%	(970)	(1,375)	(29)%
Net write-offs — interest and fees(c)	(36)	(44)	(18)%	(121)	(159)	(24)%
Other deductions(d)	(24)	(42)	(43)%	(77)	(77)	— %

Ending balance	$1,459	$2,139	(32)%	$1,459	$2,139	(32)%

Ending Reserves — principal	$1,411	$2,080	(32)%	$1,411	$2,080	(32)%
Ending Reserves — interest and fees	$48	$59	(18)%	$48	$59	(18)%
% of loans	2.4%	3.7%		2.4%	3.7%
% of past due	182%	238%		182%	238%
Average loans	$61.4	$58.9	4%	$61.0	$58.7	4%
Net write-off rate — principal only(e)	1.9%	2.6%		2.1%	3.1%
Net write-off rate — principal, interest and fees(e)	2.1%	2.9%		2.4%	3.5%
30 days past due as a % of total	1.3%	1.5%		1.3%	1.5%
Net interest income divided by average loans(f)	7.7%	7.5%		7.5%	7.4%
Net interest yield on cardmember loans(f)	9.3%	9.1%		9.2%	9.1%

#	denotes a variance greater than 100 percent.

American Express Company

Selected Statistical Information

(continued)

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) interest and/or fees, less recoveries.

(d)

For cardmember receivables, includes net write-offs resulting from unauthorized transactions of $(37) million and $(46) million for the three months ended September 30, 2012 and 2011, respectively; foreign currency translation adjustments of $6 million and $(5) million for the three months ended September 30, 2012 and 2011, respectively; and other adjustments of $(1) million and $(4) million for the three months ended September 30, 2012 and 2011, respectively. For cardmember loans, includes net write-offs for unauthorized transactions of $(31) million and $(29) million for the three months ended September 30, 2012 and 2011, respectively; foreign currency translation adjustments of $10 million and $(14) million for the three months ended September 30, 2012 and 2011, respectively; and other adjustments of $(3) million and $1 million for the three months ended September 30, 2012 and 2011, respectively. Refer to Note 4 to the Consolidated Financial Statements for the components of other deductions for the nine months ended September 30, 2012 and 2011.

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

Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2012	2011	2012	2011
Net interest income	$1,181	$1,113	$3,435	$ 3,266
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	338	356	1,043	1,094
Interest income not attributable to the Company’s cardmember loan portfolio	(97)	(113)	(310)	(365)

Adjusted net interest income(a)	$1,422	$1,356	$4,168	$ 3,995

Average loans (billions)	$61.4	$58.9	$61.0	$ 58.7
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other (billions)	(0.2)	(0.1)	(0.2)	(0.3)

Adjusted average loans (billions)(a)	$61.2	$58.8	$60.8	$ 58.4

Net interest income divided by average loans	7.7%	7.5%	7.5%	7.4%
Net interest yield on cardmember loans(a)	9.3%	9.1%	9.2%	9.1%

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

Consolidated Results of Operations for the Three Months Ended September 30, 2012 and 2011

The Company’s consolidated net income for the three months ended September 30, 2012 increased $15 million or 1 percent and diluted EPS increased $0.06, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense increased 4 percent, total expenses decreased 2 percent and total provisions for losses increased 92 percent for the three months ended September 30, 2012, as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the three months ended September 30, 2012 increased $291 million or 4 percent from 2011, reflecting increases of 6 percent in U.S. Card Services (USCS), 2 percent in Global Commercial Services (GCS) and 5 percent in Global Network and Merchant Services (GNMS), partially offset by a decline of 3 percent in International Card Services (ICS). The increase in total revenues net of interest expense primarily reflects higher discount revenues, higher other revenues and increased net interest income.

Discount revenue for the three months ended September 30, 2012 increased $207 million or 5 percent as compared to 2011 as a result of 6 percent growth in billed business volumes, partially offset by a slight decline in the average discount rate and higher contra-revenue items, including cash rebate rewards. The average discount rate was 2.53 percent and 2.54 percent for the three months ended September 30, 2012 and 2011, respectively. As indicated in prior quarters, certain pricing initiatives, changes in the mix of spending by location and industry, volume-related pricing discounts and strategic investments will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States increased 8 percent and 3 percent, respectively, for the three months ended September 30, 2012 as compared to the same period in the prior year. The increase in billed business in the United States reflects an increase in average spending per proprietary basic card and an increase in basic cards-in-force. The increase in billed business outside the United States reflects an increase in basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the three months ended September 30, 2012 compared to the same period in the prior year.

	2012

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	6%	8%
Proprietary billed business	6	7
GNS billed business(c)	6	11
Airline-related volume (9% of worldwide billed business)	—	2
United States(b)
Billed business	8
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	10
Proprietary corporate services billed business(e)	9
T&E-related volume (27% of U.S. billed business)	4
Non-T&E-related volume (73% of U.S. billed business)	9
Airline-related volume (8% of U.S. billed business)	2
Outside the United States(b)
Billed business	3	8
Japan, Asia Pacific & Australia (JAPA) billed business	8	9
Latin America & Canada (LACC) billed business	5	11
Europe, the Middle East & Africa (EMEA) billed business	(4)	3
Proprietary consumer and small business billed business(f)	1	5
JAPA billed business	3	4
LACC billed business	5	8
EMEA billed business	(4)	3
Proprietary Corporate Services billed business(e)	(2)	3

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three or nine months ended September 30, 2012 apply to the period(s) against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Total cards-in-force increased 6 percent worldwide for the three months ended September 30, 2012 due to a 13 percent increase in GNS, a 3 percent increase in USCS and a 2 percent increase in ICS as compared to the same period in the prior year. During the three months ended September 30, 2012, total cards-in-force increased 600,000 in the United States and 700,000 outside the United States compared to the second quarter of 2012.

Travel commissions and fees decreased $15 million or 3 percent for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to a 6 percent decline in worldwide travel sales. Business travel sales declined 9 percent, while U.S. consumer travel sales increased 8 percent.

Other commissions and fees decreased $23 million or 4 percent for the three months ended September 30, 2012, as compared to the same period in the prior year. Assuming no changes in foreign exchange rates, other commissions and fees decreased less than 1 percent for the three months ended September 30, 2012 as compared to the same period in the prior year.1

Other revenues increased $43 million or 8 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, primarily reflecting a $30 million gain on the sale of investment securities.

Interest income increased $51 million or 3 percent for the three months ended September 30, 2012 compared to the same period in the prior year. Interest on loans increased $71 million or 4 percent, driven by a 4 percent increase in average cardmember loans. Interest and dividends on investment securities decreased $8 million or 12 percent, primarily reflecting decreased levels of investment securities. Interest on deposits with banks and other decreased $12 million or 36 percent, primarily due to lower average interest-bearing deposit balances as compared to the same period in the prior year.

Interest expense decreased $17 million or 3 percent for the three months ended September 30, 2012 compared to the same period in the prior year. Interest on deposits decreased $9 million or 7 percent, as an increase in customer deposit balances was more than offset by lower costs of funds. Interest on long-term debt and other decreased $8 million or 2 percent, reflecting lower average long-term debt balances.

Provisions for Losses

Provisions for losses for the three months ended September 30, 2012 increased $230 million or 92 percent compared to the same period in 2011. Charge card provisions for losses increased $16 million or 9 percent, due to higher receivable balances and an increase year over year in the GCS charge card provisions, driven by a change in estimate for certain credit reserves that resulted in a reserve release in the GCS segment in the prior year. These increases were partially offset by lower net write-offs in USCS due to improved credit performance in the current year. Cardmember loan provisions for losses increased $216 million or more than 100 percent, primarily reflecting lower reserve releases of $88 million in the third quarter of 2012 as compared to reserve releases of $421 million in the same period in the prior year, partially offset by lower write-offs due to improving credit performance. Other provisions for losses decreased $2 million or 7 percent for the three months ended September 30, 2012.

Expenses

Consolidated expenses for the three months ended September 30, 2012 decreased $98 million or 2 percent from 2011. The decrease primarily reflects lower salaries and employee benefits expense, as well as lower cardmember rewards expense.

Marketing and promotion expense increased $7 million or 1 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, reflecting significant levels of investment in the business.

Cardmember rewards expense decreased $69 million or 4 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, reflecting higher Membership Rewards-related and co-brand spending volumes in 2012, which was more than offset by a greater increase in rewards expense in 2011 resulting from changes in the Membership Rewards URR and weighted average cost per point (WAC) assumptions. For the three months ended September 30, 2012, Membership Rewards expense included approximately $38 million from an increase in the URR assumption, net of a decrease in the WAC

[1]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three or nine months ended September 30, 2012 apply to the period(s) against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

assumption, while for the three months ended September 30, 2011, Membership Rewards expense included approximately $164 million for increases in both the URR and WAC assumptions. In both 2012 and 2011, higher redemption rates led to an increase in the URR assumption, while a shift in the redemption mix drove the changes in the WAC assumption between those periods. The Company’s Membership Rewards URR for current participants was 93 percent (rounded down) and 93 percent (rounded up) for September 30, 2012 and June 30, 2012, respectively.

Cardmember services expense increased $12 million or 6 percent for the three months ended September, 30 2012, as compared to the same period in the prior year, reflecting increased costs associated with enhanced benefits to U.S. cardmembers.

Salaries and employee benefits expense decreased $82 million or 5 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, reflecting higher reengineering activities a year ago, primarily in the ICS segment and Corporate & Other.

Other, net for the three months ended September 30, 2012 increased $34 million or 2 percent compared to the same period in 2011, primarily reflecting the Visa settlement payment received in the third quarter of 2011 and an expense related to hedging the Company’s fixed-rate debt exposures in the third quarter of 2012 as compared to a benefit in the third quarter of 2011. These increases were partially offset by expenses related to legal exposures in the prior year in Corporate & Other and the reclassification of cross currency funding hedge-related income from interest expense to other expense beginning in the first quarter of 2012. Other, net includes occupancy and equipment expense, which also increased, reflecting higher data processing and rent expenses.

Income Taxes

The effective tax rate was 33.2 percent for the three months ended September 30, 2012 compared to 27.8 percent for the same period in 2011. The tax rates in both quarters reflect the level of pre-tax income in relation to recurring permanent tax benefits and geographic mix of business. The tax rate for the three months ended September 30, 2011 included a $77 million tax benefit related to the realization of certain foreign tax credits.

Consolidated Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The Company’s consolidated net income for the nine months ended September 30, 2012 increased $102 million or 3 percent, and diluted EPS, including discontinued operations, increased $0.20 or 6 percent.

The Company’s total revenues net of interest expense, total expenses and total provisions for losses increased approximately 5 percent, 2 percent and 92 percent, respectively, for the nine months ended September 30, 2012 as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the nine months ended September 30, 2012 increased $1.2 billion or 5 percent from the same period in 2011, reflecting increases of 7 percent in both USCS and GNMS and 3 percent in GCS, while ICS remained flat. The increase in total revenues net of interest expense primarily reflects higher discount revenues, higher other revenues and higher interest and fees on loans, partially offset by lower interest and dividends on investment securities.

Discount revenue for the nine months ended September 30, 2012 increased $766 million or 6 percent as compared to the same period in the prior year as a result of an 8 percent increase in worldwide billed business, partially offset by a slight decline in the average discount rate and higher contra-revenue items, including cash rebate awards. The average discount rate was 2.53 percent and 2.54 percent for the nine months ended September 30, 2012 and 2011, respectively.

U.S. billed business and billed business outside the United States increased 10 percent and 6 percent, respectively, for the nine months ended September 30, 2012 as compared to the same period in the prior year, reflecting increases in average spending per proprietary basic card and basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the nine months ended September 30, 2012 compared to the same period in the prior year:

	2012

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates (a)
Worldwide(b)
Billed business	8%	10%
Proprietary billed business	8	9
GNS billed business(c)	10	14
Airline-related volume (10% of worldwide billed business)	3	5
United States(b)
Billed business	10
Proprietary consumer card billed business(d)	8
Proprietary small business billed business(d)	12
Proprietary Corporate Services billed business(e)	12
T&E-related volume (27% of U.S. billed business)	6
Non-T&E-related volume (73% of U.S. billed business)	11
Airline-related volume (9% of U.S. billed business)	5
Outside the United States(b)
Billed business	6	10
JAPA billed business	13	14
LACC billed business	6	12
EMEA billed business	(2)	5
Proprietary consumer and small business billed business(f)	3	7
JAPA billed business	8	8
LACC billed business	4	8
EMEA billed business	(3)	3
Proprietary Corporate Services billed business(e)	3	8

(a)	Refer to the Consolidated Selected Statistical Information footnote (a) on page 44 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Total cards-in-force increased 6 percent worldwide for the nine months ended September 30, 2012 due to a 13 percent increase in GNS, a 3 percent increase in USCS and a 2 percent increase in ICS as compared to the same period in the prior year. During the nine months ended September 30, 2012, total cards-in-force increased 1,600,000 in the United States and increased 4,000,000 outside the United States as compared to the same period in the prior year.

Travel commissions and fees decreased $20 million or 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, primarily due to a 1 percent decline in worldwide travel sales. Business travel sales declined 4 percent, while U.S. consumer travel sales increased 13 percent.

Other commissions and fees increased $22 million or 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, driven primarily by higher revenues related to the Loyalty Partner operations. Assuming no changes in foreign exchange rates, other commissions and fees increased 5 percent for the nine months ended September 30, 2012, as compared to the same period in the prior year.2

Other revenues increased $262 million or 17 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, primarily attributed to gains on the sale of investment securities, the favorable effects of revised estimates in the liability for uncashed Travelers Cheques in the international markets, and higher royalties from GNS partners.

Interest income increased $106 million or 2 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year. Interest on loans increased $166 million or 4 percent, primarily reflecting higher average cardmember loans, partially offset by a lower net yield. Interest and dividends on investment securities decreased $62 million or 24 percent, primarily reflecting decreased levels of investment securities. Interest on deposits with banks and other increased $2 million or 3 percent, primarily due to higher average deposit balances.

Interest expense decreased $63 million or 4 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year. Interest on deposits decreased $33 million or 8 percent, as a result of lower costs of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $30 million or 2 percent, reflecting a lower average long-term debt balance.

Provisions for Losses

Provisions for losses for the nine months ended September 30, 2012 increased $649 million or 92 percent compared to the same period in 2011. Cardmember loan provisions for losses increased $649 million or over 100 percent, primarily driven by lower reserve releases in 2012 and a benefit related to changes in estimates for specific credit reserves in 2011, partially offset by lower net write-offs.

Expenses

Consolidated expenses for the nine months ended September 30, 2012 increased $258 million or 2 percent from the same period in 2011. The increase reflects higher other expenses, occupancy and equipment expenses and cardmember services expenses, partially offset by lower cardmember rewards costs and marketing and promotion expenses.

Marketing and promotion expense decreased $93 million or 4 percent for the nine months ended September 30, 2012, primarily reflecting lower loyalty and brand spending.

Cardmember rewards expense decreased $330 million or 7 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, reflecting higher Membership Rewards-related and co-brand spending volumes in 2012, which was more than offset by a greater increase in rewards expense in 2011 resulting from changes in the Membership Rewards URR and WAC assumptions. For the nine months ended September 30, 2012, Membership Rewards expense included approximately $112 million from an increase in the URR assumption, net of a decrease in the WAC assumption, while for the nine months ended September 30, 2011, Membership Rewards expense included approximately $561 million as a result of increases in both the URR and WAC assumptions in addition to $188 million for a change in the U.S. Membership Rewards URR assumption process, which increased the Membership Rewards liability. In both 2012 and 2011, higher redemption rates led to an increase in the URR assumption, while a shift in the redemption mix drove the changes in the WAC assumption in these periods. The Company’s Membership Rewards URR for current participants was 93 percent (rounded down) and 93 percent (rounded up) for September 30, 2012 and June 30, 2012, respectively.

[2]	Refer to footnote 1 on page 45 relating to changes in foreign exchange rates.

Cardmember services expense increased $76 million or 14 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, driven by an increase in the costs associated with enhanced benefits to U.S. cardmembers.

Salaries and employee benefits expense decreased $28 million or 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, reflecting lower restructuring charges and employee incentive costs, partially offset by higher payroll costs. Assuming no changes in foreign exchange rates, salaries and employee benefits expense increased 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year.3

Other, net increased $633 million or 16 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, primarily reflecting the benefits of the Visa and Mastercard litigation settlement payments received in 2011 that no longer continued in 2012. In addition, the increase includes higher other operating expenses related to refunds to customers as a result of internal and regulatory reviews of the Company’s U.S. banking subsidiaries, as well as investment impairments. Other, net includes occupancy and equipment expense, which also increased, reflecting higher data processing and rent expenses.

Income Taxes

The effective tax rate from continuing operations was 30.4 percent for the nine months ended September 30, 2012 compared to 28.8 percent for the same period in 2011. The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business. The tax rate for the nine months ended September 30, 2012 and 2011 includes a $146 million and $77 million tax benefit related to the realization of certain foreign tax credits, respectively. The tax rate for the nine months ended September 30, 2011 also included a $102 million tax benefit related to the favorable resolution of certain prior years’ tax items.

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

[3]	Refer to footnote 1 on page 45 relating to changes in foreign exchange rates.

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

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of September 30, 2012. As noted below, certain of these ratios are based on shareholders’ equity of $19.5 billion as of September 30, 2012.

	Well- Capitalized Ratio(a)	Ratios as of September 30, 2012
Risk-Based Capital
Tier 1	6%
American Express Company		12.7%
American Express Centurion Bank		19.7%
American Express Bank, FSB		17.3%
Total	10%
American Express Company		14.7%
American Express Centurion Bank		20.9%
American Express Bank, FSB		19.6%
Tier 1 Leverage	5%
American Express Company		10.8%
American Express Centurion Bank		17.7%
American Express Bank, FSB		17.8%
Common Equity to Risk-Weighted Assets
American Express Company		16.0%
Tier 1 Common Risk-Based(b)
American Express Company		12.7%
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		12.6%

(a)	As defined by the Company’s primary regulator.

(b)	Refer to page 51 for a reconciliation of Tier 1 common equity and tangible common equity, both non-GAAP measures.

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are weighted for risk, with off-

balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of September 30, 2012 were $121.4 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of September 30, 2012 was $15.5 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of September 30, 2012 was $2.3 billion.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of September 30, 2012 were $143.2 billion.

The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:

Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

(Billions)	September 30, 2012
Total shareholders’ equity	$ 19.5
Net effect of certain items in accumulated other comprehensive loss excluded from
Tier 1 common equity	0.1
Less: Ineligible goodwill and intangible assets	(3.9)
Less: Ineligible deferred tax assets	(0.2)

Total Tier 1 common equity	$ 15.5

The Company believes the Tier 1 common risk-based capital ratio may be useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed U.S. banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $19.5 billion as of September 30, 2012, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.2 billion as of September 30, 2012. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

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

Basel III

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules (as currently proposed) been in place during the third quarter of 2012, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would have been 12.6 percent, the reported Tier 1 leverage ratio would have been 10.7 percent and the supplementary leverage ratio would have been 9.1 percent.4 These ratios are calculated using the standardized approach as described in the proposed rules and are based on the Company’s reported Basel I ratios, without taking into account the potential impact of Basel II implementation. As noted above, the Company is currently taking steps toward Basel II implementation in the United States.

The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the U.S. implementation of the Basel III rules; and the estimated impact for the third quarter of 2012 is not necessarily indicative of the impact in future periods.

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

[4]

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

(Billions)	September 30, 2012
Risk-Based Capital under Basel I	$ 15.5
Adjustments related to:
AOCI for available for sale securities	0.3
Pension and other post-retirement benefit costs	(0.5)
Other	0.1

Estimated Risk-Based Capital under Basel III(a)	$ 15.4

(a)

Estimated Basel III Tier 1 capital and Tier 1 common equity reflects the Company’s current interpretation of the Basel III rules. The estimated Basel III Tier 1 capital and Tier 1 common equity could change in the future as the U.S. regulatory agencies implement Basel III or if the Company’s business changes.

Basel III Risk-Weighted Assets — The Basel III risk-weighted assets reflect the Company’s current interpretation of the Basel III rules on the Company’s Basel I risk-weighted assets. Risk-weighted assets include adjustments relating to the impact of the incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. Basel III risk-weighted assets as of September 30, 2012 were estimated to be $122.6 billion.

Basel III Tier 1 Leverage Ratio — The Basel III Tier 1 leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s average total consolidated assets.

Basel III Supplementary Leverage Ratio — The Basel III supplementary leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s estimated total assets for leverage capital purposes under Basel III. Estimated total assets for leverage capital purposes includes adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for leverage capital purposes as of September 30, 2012 based on the Company’s current interpretation of the Basel III rules were estimated to be $168.7 billion.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months and nine months ended September 30, 2012, the Company returned $1.2 billion and $3.7 billion, respectively, to its shareholders in the form of dividends ($226 million and $688 million, respectively) and share repurchases ($1.0 billion and $3.0 billion, respectively), which represents approximately 94 percent and 86 percent of total capital generated during the three and nine month periods, respectively.

During the third quarter of 2012, the Company continued share repurchase activities and repurchased 17 million common shares at an average price of $57.69. The Company repurchased approximately 52 million shares at an average price of $58.02 during the nine months ended September 30, 2012. The Company is executing its share repurchase program, subject to market conditions, pursuant to its capital plan to repurchase up to $4.0 billion of common shares in 2012.

Since the inception of the program in December 1994, the Company has distributed approximately 65 percent of capital generated through share repurchases and dividends on a cumulative basis.

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

During the third quarter of 2012, the Company issued (i) an incremental $750 million of senior unsecured debt through its American Express Credit Corporation (Credco) subsidiary as part of a reopening of an existing $1.25 billion note that was issued during the second quarter of 2012 with a maturity of three years, and a coupon of 1.75 percent, (ii) $1.7 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) with a maturity of three years, which included $1.5 billion of Class A at 0.68 percent, $103 million of Class B at 0.99 percent and $112 million of Class C at 1.29 percent and (iii) $1.1 billion of asset-backed securities from the Lending Trust with a maturity of three years, which included $1.0 billion of Class A at one-month LIBOR plus 15 basis points and $73 million of Class B at one-month LIBOR plus 50 basis points.

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

Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS (a) and rated operating subsidiaries	Prime-1	A2	Stable

Moody’s	American Express Company	Prime-2	A3	Stable

S&P	TRS and rated operating subsidiaries	A-2	A-	Stable

S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

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

The Company held the following deposits as of:

(Billions)	September 30, 2012	December 31, 2011
U.S. retail deposits:
Savings accounts — Direct	$17.0	$ 14.6
Certificates of deposit:(a)
Direct	0.7	0.9
Third-party	9.0	10.8
Sweep accounts — Third-party	10.3	11.0
Other deposits	0.2	0.6

Total customer deposits	$37.2	$ 37.9

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 18.3 months and 2.1 percent, respectively, as of September 30, 2012.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events related to trust asset performance could result in establishment of reserve funds or, in a worst-case scenario, early amortization of investor certificates. During the nine months ended September 30, 2012, no triggering events occurred that would have resulted in funding of reserve accounts or early amortization.

The ability of issuers of asset-backed securities to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, including a final rule for securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor. Issuances out of the Lending Trust are grandfathered under the new FDIC final rule. The trust for the Company’s cardmember charge card receivable securitization (the American Express Issuance Trust, the Charge Trust) does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured and continues to be structured so that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Company has received confirmation from Moody’s, S&P and Fitch, which rate issuances from the Charge Trust, that they will continue to rate issuances from such trust in the same manner as they have historically, even though the Charge Trust does not satisfy the requirements to be covered by the FDIC’s safe harbor rule. Nevertheless, one or more of the rating agencies may ultimately conclude that, in the absence of compliance with the safe harbor rule, the highest rating a Charge Trust security could receive would be based on the originating bank’s unsecured debt rating. If one or more rating agencies come to this conclusion, it could adversely impact the Company’s capacity and cost of using its Charge Trust as a source of funding for its business.

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

As of September 30, 2012, the Company’s excess cash and readily marketable securities available to fund long-term maturities were as follows:

(Billions)	Total
Cash	$ 18.4(a)
Readily marketable securities	0.3(b)

Total Liquidity Portfolio	18.7
Less: Commercial paper outstanding	(0.3)

Cash and readily marketable securities available to fund maturities	$ 18.4

(a)

Includes $25.1 billion classified as cash and cash equivalents, less $7.9 billion of cash available to fund day-to-day operations. Cash as shown in the table above also includes $1.2 billion classified as other assets on the Company’s Consolidated Balance Sheets, which is held against upcoming asset-backed securitization maturities. The $18.4 billion represents cash residing in the United States.

(b)	Consists of certain available-for-sale investment securities (government-guaranteed debt) that are considered highly liquid.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
December 31, 2012	$1.5	$1.1	$0.9	$ 3.5
March 31, 2013	—	—	0.8	0.8
June 30, 2013	4.5	0.9	0.9	6.3
September 30, 2013	3.1	2.0	0.6	5.7

Total	$9.1	$4.0	$3.2	$ 16.3

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

Securitized Borrowing Capacity

On August 3, 2012, the Company extended its $3.0 billion committed, revolving, secured financing facility, with an original maturity date in December 2013, to July 15, 2014. This secured financing facility gives the Company the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust.

On October 3, 2012, the Company entered into a new three-year committed, revolving, secured financing facility that gives the Company the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust at any time with a repayment date of no later than September 15, 2015. The facility is sponsored by, and with a liquidity backup provided by, a syndicate of banks. The purchasers’ commitments to fund any unfunded amounts under this facility are subject to the terms and conditions of, among other things, a purchase agreement among certain subsidiaries, the note purchasers and certain other parties. The borrowing cost of the facility includes a fixed facility fee. In addition, the drawn balance incurs a weighted average cost of funds to the participating banks plus 25 basis points.

Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance the Company’s contingent funding resources.

Federal Reserve Discount Window

As insured depository institutions, the Banks may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowings made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain at the discretion of the Federal Reserve.

The Company had approximately $40.4 billion as of September 30, 2012 in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured financing facilities described above, the Company maintained committed syndicated bank credit facilities as of September 30, 2012, as follows:

(Billions)	Credco
Committed	$ 7.7
Outstanding	$ 4.7

The Company’s committed bank credit facilities expire as follows:

(Billions)
2014	$ 2.1
2015	3.0
2016	2.6

Total	$ 7.7

Certain Other Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had approximately $252 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no pre-set limit and, therefore, are not reflected in unused credit available to cardmembers.

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

For the nine months ended September 30, 2012, net cash provided by operating activities of $10.6 billion increased $4.2 billion compared to $6.4 billion for the nine months ended September 30, 2011, primarily due to higher provisions for losses and higher changes in accounts payable and other liabilities, other assets, and other receivables, partially offset by lower deferred taxes and other.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.

For the nine months ended September 30, 2012, net cash used in investing activities of $3.0 billion changed by $7.9 billion compared to net cash provided by investing activities of $4.9 billion for the nine months ended September 30, 2011, primarily due to an increase in restricted cash, a reduction in maturities, redemptions and sales of investments, and a net decrease in the cash flows related to cardmember loans and receivables, partially offset by lower purchases of investments and fewer acquisitions/dispositions in 2012 as compared to the same period in 2011.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.

For the nine months ended September 30, 2012, net cash used in financing activities of $7.5 billion increased $4.8 billion compared to $2.7 billion for the nine months ended September 30, 2011 due to a decrease in customer deposits, a decrease in short-term borrowings, an increase in the repurchase of common shares in 2012, and a decrease in the issuance of long-term debt, which more than offset a decrease in principal payments on long-term debt.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which was enacted in July 2010, is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law creates a new independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company and its insured depository institution subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly, as well as by the Company itself. The ultimate impact of this heightened scrutiny is uncertain, but internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to pricing, practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, additional restitution to cardmembers and possible additional regulatory actions which could include civil money penalties. In July 2012 the CFPB issued a bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. The Company is cooperating with regulators in their ongoing regulatory examination of these types of products. For a description of the settlements reached with, and ongoing reviews by, several bank regulators, including the CFPB, relating to certain aspects of the Company’s U.S. consumer card practices, see Item 1. Legal Proceedings in Part II. Other Information below.

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

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry, including interchange fees, non-discrimination and honor-all-cards rules, surcharging, separation of processing from card network management, cross-border acquiring, mobile payments and technical standardization. The Commission has completed a consultation period and is expected to issue its preliminary conclusions toward the end of 2012 or beginning of 2013. These conclusions may involve proposals for regulation or recommendations for self-regulation and could take up to 18-24 months to adopt and implement.

In certain countries, such as Australia, and in certain member states in Europe, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express cardmembers, could have a material adverse effect on the Company if it becomes widespread. In the European Union (the EU), the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, will prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The EU member states have until December 2013 to transpose the directive into national law. In June 2012, the Reserve Bank of Australia announced changes to the Australian surcharging standards beginning January 1, 2013 that will allow the Company and other networks to limit a merchant’s right to surcharge to the reasonable cost of card acceptance. This could lead to an increase in higher surcharges on American Express cards.

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

U.S. Card Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2012	2011	Change		2012	2011	Change
Revenues
Discount revenue, net card fees and other	$2,887	$2,752	$135	5%	$8,566	$8,008	$558	7%

Interest income	1,362	1,287	75	6	3,978	3,770	208	6
Interest expense	194	201	(7)	(3)	568	604	(36)	(6)

Net interest income	1,168	1,086	82	8	3,410	3,166	244	8

Total revenues net of interest expense	4,055	3,838	217	6	11,976	11,174	802	7
Provisions for losses	339	143	196	#	952	418	534	#

Total revenues net of interest expense after provisions for losses	3,716	3,695	21	1	11,024	10,756	268	2

Expenses
Marketing, promotion, rewards and cardmember services	1,626	1,646	(20)	(1)	4,664	5,053	(389)	(8)
Salaries and employee benefits and other operating expenses	962	898	64	7	2,903	2,742	161	6

Total	2,588	2,544	44	2	7,567	7,795	(228)	(3)

Pretax segment income	1,128	1,151	(23)	(2)	3,457	2,961	496	17
Income tax provision	429	418	11	3	1,288	1,008	280	28

Segment income	$699	$733	$(34)	(5)%	$2,169	$1,953	$216	11%

Effective tax rate	38.0%	36.3%			37.3%	34.0%

#	denotes a variance greater than 100 percent.

U.S. Card Services

Selected Statistical Information

	Three Months Ended September 30,			Nine Months Ended September 30,

(Billions, except percentages and where indicated)	2012	2011	Change	2012	2011	Change
Card billed business	$115.3	$106.8	8%	$339.0	$309.7	9%
Total cards-in-force (millions)	41.8	40.7	3%	41.8	40.7	3%
Basic cards-in-force (millions)	31.1	30.2	3%	31.1	30.2	3%
Average basic cardmember spending (dollars)*	$3,725	$3,542	5%	$11,031	$10,343	7%
U.S. Consumer Travel:
Travel sales (millions)	$989	$920	8%	$3,135	$2,769	13%
Travel commissions and fees/sales	7.6%	8.5%		7.6%	8.3%
Total segment assets	$96.3	$87.9	10%	$96.3	$87.9	10%
Segment capital (millions)	$9,100	$8,233	11%	$9,100	$8,233	11%
Return on average segment capital(a)	32.5%	34.2%		32.5%	34.2%
Return on average tangible segment capital(a)	34.0%	36.2%		34.0%	36.2%

Cardmember receivables:
Total receivables	$19.5	$19.0	3%	$19.5	$19.0	3%
30 days past due as a % of total	1.8%	2.0%		1.8%	2.0%
Average receivables	$19.4	$19.1	2%	$19.6	$18.5	6%
Net write-off rate — principal only(b)	1.6%	1.8%		2.0%	1.7%
Net write-off rate — principal and fees(b)	1.7%	1.9%		2.1%	1.8%

Cardmember loans:
Total loans	$52.9	$49.9	6%	$52.9	$49.9	6%
30 days past due loans as a % of total	1.3%	1.5%		1.3%	1.5%
Net write-off rate — principal only(b)	1.9%	2.6%		2.2%	3.2%
Net write-off rate — principal, interest and fees(b)	2.1%	2.9%		2.4%	3.5%
Calculation of Net Interest Yield on
Cardmember Loans:
Net interest income (millions)	$1,168	$1,086		$3,410	$3,166
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio (millions)	51	58		153	175
Interest income not attributable to the Company’s cardmember loan portfolio (millions)	(3)	(2)		(7)	(7)

Adjusted net interest income (millions)(c)	$1,216	$1,142		$3,556	$3,334

Average loans	$52.8	$50.2		$52.3	$49.9
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans	—	—		—	(0.2)

Adjusted average loans(c)	$52.8	$50.2		$52.3	$49.7

Net interest income divided by average loans	8.8%	8.6%		8.7%	8.5%
Net interest yield on cardmember loans(c)	9.2%	9.0%		9.1%	9.0%

*	Proprietary cards only.

U.S. Card Services

Selected Statistical Information

(continued)

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.9 billion and $2.7 billion for the twelve months ended September 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($8.9 billion and $7.8 billion for the twelve months ended September 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $391 million and $436 million as of September 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information” footnote (e) on page 42.

(c)

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

USCS segment income decreased $34 million or 5 percent for the three months ended September 30, 2012 as compared to the same period in the prior year. USCS segment income increased $216 million or 11 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year.

Total revenues net of interest expense increased $217 million or 6 percent and $802 million or 7 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue, increased net interest income and higher net card fees and other revenues.

Discount revenue, net card fees and other revenues increased $135 million or 5 percent and $558 million or 7 percent for the three and nine months ended September 30, 2012, respectively, primarily due to higher discount revenue resulting from billed business growth, partially offset by higher contra-revenues, primarily related to cash rebates tied to volume growth on cash-back rewards products. Billed business for the three and nine months ended September 30, 2012 increased 8 percent and 9 percent, respectively, primarily driven by a 5 percent and 7 percent higher average spending per proprietary basic cards-in-force, respectively, as compared to the same periods in the prior year.

Interest income increased $75 million or 6 percent and $208 million or 6 percent for the three and nine months ended September 30, 2012, respectively, primarily due to a 5 percent increase in average cardmember loans for both periods and a slight increase in net interest yield on cardmember loans for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year.

Provisions for losses increased $196 million and $534 million or over 100 percent for both the three and nine months ended September 30, 2012, respectively, primarily reflecting significant cardmember lending reserve releases in 2011 in relation to smaller reserve releases in 2012. The provisions for losses increase was partially offset by lower net write-offs due to improved cardmember lending credit trends in the current periods. Refer to the USCS Selected Statistical Information table for the lending and charge write-off rates.

Expenses increased $44 million or 2 percent for the three months ended September 30, 2012 due to higher operating expenses, partially offset by lower marketing, promotion, rewards and cardmember services expenses. Expenses decreased $228 million or 3 percent for the nine months ended September 30, 2012, primarily due to lower marketing, promotion, rewards and cardmember services expenses, partially offset by higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses decreased $20 million or 1 percent and $389 million or 8 percent for the three and nine months ended September 30, 2012, reflecting higher Membership Rewards-related and co-brand spending in 2012, which was more than offset by a greater increase in rewards expense in 2011 resulting from changes in the Membership Rewards URR and WAC assumptions. For the three and nine months ended September 30, 2012, Membership Rewards expense included approximately $36 million and $100 million, respectively, for an increase in the URR assumption, net of a decrease in the WAC assumption, while for the three and nine months ended September 30, 2011, Membership Rewards expense included approximately $146 million and $510 million as a result of increases in both the URR and WAC assumptions, respectively. For the nine months ended September 30, 2011, Membership Rewards expense also included $188 million for a change in the U.S. Membership Rewards URR assumption process.

Salaries and employee benefits and other operating expenses increased $64 million or 7 percent and $161 million or 6 percent for the three and nine months ended September 30, 2012, respectively, primarily driven by an increase in expenses related to hedge ineffectiveness and higher other operating expenses related to refunds to customers as a result of internal and regulatory reviews of the Company’s U.S. banking subsidiaries.

International Card Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2012	2011	Change		2012	2011	Change
Revenues
Discount revenue, net card fees and other	$1,126	$1,156	$(30)	(3)%	$3,351	$3,315	$36	1%

Interest income	289	299	(10)	(3)	858	913	(55)	(6)
Interest expense	102	108	(6)	(6)	300	322	(22)	(7)

Net interest income	187	191	(4)	(2)	558	591	(33)	(6)

Total revenues net of interest expense	1,313	1,347	(34)	(3)	3,909	3,906	3	—
Provisions for losses	83	101	(18)	(18)	231	184	47	26

Total revenues net of interest expense after provisions for losses	1,230	1,246	(16)	(1)	3,678	3,722	(44)	(1)

Expenses
Marketing, promotion, rewards and cardmember services	466	460	6	1	1,402	1,360	42	3
Salaries and employee benefits and other operating expenses	557	597	(40)	(7)	1,727	1,737	(10)	(1)

Total	1,023	1,057	(34)	(3)	3,129	3,097	32	1

Pretax segment income	207	189	18	10	549	625	(76)	(12)
Income tax provision (benefit)	43	(32)	75	#	10	54	(44)	(81)

Segment income	$164	$221	$(57)	(26)%	$539	$571	$(32)	(6)%

Effective tax rate	20.8%	(16.9)%			1.8%	8.6%

#	denotes a variance greater than 100 percent.

International Card Services

Selected Statistical Information

	Three Months Ended September 30,			Nine Months Ended September 30,

(Billions, except percentages and where indicated)	2012	2011	Change	2012	2011	Change
Card billed business	$31.9	$31.6	1%	$94.1	$91.4	3%
Total cards-in-force (millions)	15.5	15.2	2%	15.5	15.2	2%
Basic cards-in-force (millions)	10.6	10.4	2%	10.6	10.4	2%
Average basic cardmember spending (dollars)*	$3,026	$3,032	— %	$8,941	$8,798	2%
International Consumer Travel:
Travel sales (millions)	$324	$346	(6)%	$1,005	$989	2%
Travel commissions and fees/sales	7.1%	7.5%		7.2%	7.6%
Total segment assets	$30.6	$27.8	10%	$30.6	$27.8	10%
Segment capital (millions)	$2,958	$2,927	1%	$2,958	$2,927	1%
Return on average segment capital(a)	23.7%	25.3%		23.7%	25.3%
Return on average tangible segment capital(a)	46.9%	45.5%		46.9%	45.5%

Cardmember receivables:
Total receivables	$7.2	$6.7	7%	$7.2	$6.7	7%
90 days past billing as a % of total	0.9%	0.9%		0.9%	0.9%
Net loss ratio (as a % of charge volume)	0.17%	0.16%		0.16%	0.15%

Cardmember loans:
Total loans	$8.9	$8.3	7%	$8.9	$8.3	7%
30 days past due loans as a % of total	1.6%	1.9%		1.6%	1.9%
Net write-off rate — principal only(b)	1.6%	2.5%		1.9%	2.9%
Net write-off rate — principal, interest and fees(b)	2.2%	3.1%		2.5%	3.5%
Calculation of Net Interest Yield on
Cardmember Loans:
Net interest income (millions)	$187	$191		$558	$591
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio (millions)	26	32		77	99
Interest income not attributable to the Company’s cardmember loan portfolio (millions)	(7)	(9)		(23)	(29)

Adjusted net interest income (millions)(c)	$206	$214		$612	$661

Average loans	$8.6	$8.7		$8.6	$8.8
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other	(0.2)	(0.1)		(0.2)	(0.1)

Adjusted average loans(c)	$8.4	$8.6		$8.4	$8.7

Net interest income divided by average loans	8.7%	8.7%		8.6%	9.0%
Net interest yield on cardmember loans(c)	9.8%	9.9%		9.7%	10.1%

*	Proprietary cards only.

International Card Services

Selected Statistical Information

(continued)

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($691 million and $670 million for the twelve months ended September 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($2.9 billion and $2.6 billion for the twelve months ended September 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion and $1.2 billion as of September 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information” footnote (e) on page 42.

(c)

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

ICS segment income decreased $57 million or 26 percent and $32 million or 6 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year. Changes to revenues, expenses and income were all impacted by a stronger dollar in 2012 as compared to the same periods in the prior year.

Total revenues net of interest expense decreased $34 million or 3 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, primarily due to decreased discount revenue, net card fees and other revenues. Total revenues net of interest expense increased $3 million or less than 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, primarily due to increased discount revenue, net card fees and other revenues, partially offset by a decrease in net interest income.

Discount revenue, net card fees and other revenues decreased $30 million or 3 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, primarily due to lower other commissions and fees and discount revenue. Discount revenue, net card fees and other revenues increased $36 million or 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year, primarily due to an increase in Loyalty Partner commissions and fees, higher conversion revenue and higher discount revenue. Assuming no changes in foreign exchange rates, discount revenue, net card fees and other revenues increased 2 percent and 5 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same period in the prior year.5

Billed business for the three months ended September 30, 2012 increased 1 percent due to an increase in the number of total cards-in-force, as compared to the same period in the prior year. Billed business for the nine months ended September 30, 2012 increased 3 percent, primarily reflecting a 2 percent increase in average spending per proprietary basic cards-in-force, as compared to the same period in the prior year. For the three and nine months ended September 30, 2012, assuming no changes in foreign exchange rates, billed business increased 5 percent and 7 percent, respectively, and average spending per proprietary basic cards-in-force increased 3 percent and 5 percent, respectively.5 Refer to the Consolidated Selected Statistical Information tables on pages 44 and 47 for additional information on billed business by region.

Interest income for the three and nine months ended September 30, 2012 decreased $10 million or 3 percent and $55 million or 6 percent, respectively, as compared to the same periods in the prior year, reflecting a lower yield on cardmember loans.

[5]	Refer to footnote 1 on page 45 relating to changes in foreign exchange rates.

Interest expense for the three and nine months ended September 30, 2012 decreased $6 million or 6 percent and $22 million or 7 percent, respectively, as compared to the same periods in the prior year, reflecting a lower cost of funds.

Provisions for losses for the three months ended September 30, 2012 decreased $18 million or 18 percent as compared to the same period in the prior year, primarily driven by a lower provision for charge card and cardmember lending driven by lower write-off rates. Provisions for losses for the nine months ended September 30, 2012 increased $47 million or 26 percent as compared to the same period in the prior year, primarily driven by higher cardmember lending provisions due to lower reserve releases in the current period, partially offset by lower charge card provisions and lower cardmember lending write-off rates. Refer to the ICS Selected Statistical Information table for the lending and charge write-off rates.

Expenses for the three months ended September 30, 2012 decreased $34 million or 3 percent as compared to the same period in the prior year, primarily due to lower salaries and employee benefits and other operating expenses. Expenses for the nine months ended September 30, 2012 increased $32 million or 1 percent as compared to the same period in the prior year, due to higher marketing, promotion, rewards and cardmember services costs, partially offset by lower salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses increased $6 million or 1 percent and $42 million or 3 percent, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, driven by higher marketing and promotion expenses for the three months period, and higher rewards costs and cardmember services expenses for the nine months period. Assuming no changes in foreign exchange rates, marketing, promotion, rewards and cardmember services expense increased 5 percent and 6 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year.6

Salaries and employee benefits and other operating expenses for the three months ended September 30, 2012 decreased $40 million or 7 percent as compared to the same period in the prior year, driven by lower severance costs, employee incentive costs and other operating expenses. Salaries and employee benefits and other operating expenses for the nine months ended September 30, 2012 decreased $10 million or 1 percent as compared to the same period in the prior year, primarily due to lower professional services expenses and other operating expenses, partially offset by higher occupancy and equipment expenses. Assuming no changes in foreign exchange rates, salaries and employee benefits and other operating expenses decreased 3 percent for the three months ended September 30, 2012, and increased 3 percent for the nine months ended September 30, 2012.6

The tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the U.S., which is allocated to ICS under the Company’s internal tax allocation process. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet renewed. Refer to “Certain Legislative, Regulatory and Other Developments” above for further discussion of this provision. The tax rate for the three months ended September 30, 2011 and for the nine months ended September 30, 2012 and 2011 reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

[6]	Refer to footnote 1 on page 45 relating to changes in foreign exchange rates.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2012	2011	Change		2012	2011	Change
Revenues
Discount revenue, net card fees and other	$1,218	$1,195	$23	2%	$3,718	$3,631	$87	2%

Interest income	3	3	—	—	8	7	1	14
Interest expense	65	68	(3)	(4)	192	196	(4)	(2)

Net interest expense	(62)	(65)	3	(5)	(184)	(189)	5	(3)

Total revenues net of interest expense	1,156	1,130	26	2	3,534	3,442	92	3
Provisions for losses	32	(17)	49	#	103	41	62	#

Total revenues net of interest expense after provisions for losses	1,124	1,147	(23)	(2)	3,431	3,401	30	1

Expenses
Marketing, promotion, rewards and cardmember services	139	157	(18)	(11)	431	420	11	3
Salaries and employee benefits and other operating expenses	710	721	(11)	(2)	2,182	2,182	—	—

Total	849	878	(29)	(3)	2,613	2,602	11	—

Pretax segment income	275	269	6	2	818	799	19	2
Income tax provision	92	72	20	28	239	241	(2)	(1)

Segment income	$183	$197	$(14)	(7)%	$579	$558	$21	4%

Effective tax rate	33.5%	26.8%			29.2%	30.2%

#	denotes a variance greater than 100 percent.

Selected Statistical Information

	Three Months Ended September 30,			Nine Months Ended September 30,

(Billions, except percentages and where indicated)	2012	2011	Change	2012	2011	Change
Card billed business	$40.6	$38.7	5%	$124.4	$114.6	9%
Total cards-in-force (millions)	7.0	7.0	— %	7.0	7.0	— %
Basic cards-in-force (millions)	7.0	7.0	— %	7.0	7.0	— %
Average basic cardmember spending (dollars)*	$5,798	$5,520	5%	$17,761	$16,245	9%
Global Corporate Travel:
Travel sales (millions)	$4,352	$4,775	(9)%	$14,269	$14,925	(4)%
Travel commissions and fees/sales	8.4%	7.8%		7.9%	7.7%
Total segment assets	$20.4	$20.3	— %	$20.4	$20.3	— %
Segment capital (millions)	$3,638	$3,529	3%	$3,638	$3,529	3%
Return on average segment capital(a)	20.9%	18.2%		20.9%	18.2%
Return on average tangible segment capital(a)	41.9%	37.7%		41.9%	37.7%
Cardmember receivables:
Total receivables	$15.4	$13.9	11%	$15.4	$13.9	11%
90 days past billing as a % of total	0.7%	0.7%		0.7%	0.7%
Net loss ratio (as a % of charge volume)	0.05%	0.06%		0.07%	0.06%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($759 million and $661 million for the twelve months ended September 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($3.6 billion and $3.6 billion for the twelve months ended September 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion and $1.9 billion for the twelve months ended September 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

GCS segment income decreased $14 million or 7 percent for the three months ended September 30, 2012 as compared to the same period in the prior year. For the nine months ended September 30, 2012, segment income increased $21 million or 4 percent as compared to the same period in the prior year.

Total revenues net of interest expense increased $26 million or 2 percent and $92 million or 3 percent for the three and nine months ended September 30, 2012, respectively, due to increased discount revenue, net card fees and other revenues.

Discount revenue, net card fees and other revenues for the three and nine months ended September 30, 2012, increased $23 million or 2 percent and $87 million or 2 percent, respectively, primarily due to higher discount revenue resulting from an increased level of cardmember spending, partially offset by lower travel commissions and fees and other revenues. Billed business for the three and nine months ended September 30, 2012 increased 5 percent and 9 percent, respectively, primarily driven by a 5 percent and 9 percent increase in average spending per proprietary basic cards-in-force, respectively, as compared to the same periods in the prior year.

Billed business volume increased 9 percent and 12 percent within the United States for the three and nine months ended September 30, 2012, respectively. Assuming no changes in foreign exchange rates, billed business volume increased 3 percent and 8 percent outside the United States for the three and nine months ended September 30, 2012, respectively.7

Interest expense decreased $3 million or 4 percent and $4 million or 2 percent for the three and nine months ended September 30, 2012, respectively, primarily driven by a lower cost of funds, partially offset by increased funding requirements due to higher average cardmember receivables balances.

Provisions for losses increased $49 million and $62 million or over 100 percent for both the three months and nine months ended September 30, 2012, respectively, reflecting a change in estimate for certain credit reserves in the prior year that resulted in higher reserve releases. Refer to the GCS Selected Statistical Information table for the charge card net loss ratio as a percentage of charge volume.

Expenses decreased $29 million or 3 percent for the three months ended September 30, 2012 as compared to the same period in the prior year. Expenses increased $11 million or less than 1 percent for the nine months ended September 30, 2012 as compared to the same period in the prior year.

Marketing, promotion, rewards and cardmember services expenses decreased $18 million or 11 percent for the three months ended September 30, 2012 as compared to the same period in the prior year, primarily reflecting lower rewards costs. For the nine months ended September 30, 2012, marketing, promotion, rewards and cardmember services expenses increased $11 million or 3 percent due to higher marketing and promotion costs and volume-related rewards costs.

Salaries and employee benefits and other operating expenses decreased $11 million or 2 percent for the three months ended September 30, 2012 as compared to the same period in the prior year. For the nine months ended September 30, 2012, salaries and employee benefits and other operating expenses was flat compared to the same period in the prior year.

The tax rate for the three and nine months ended September 30, 2011 reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

[7]	Refer to footnote 1 on page 45 relating to changes in foreign exchange rates.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except for percentages)	2012	2011	Change		2012	2011	Change
Revenues
Discount revenue, net card fees and other	$1,238	$1,188	$50	4%	$3,683	$3,459	$224	6%

Interest income	7	2	5	#	16	4	12	#
Interest expense	(65)	(60)	(5)	8	(182)	(163)	(19)	12

Net interest income	72	62	10	16	198	167	31	19

Total revenues net of interest expense	1,310	1,250	60	5	3,881	3,626	255	7
Provisions for losses	18	21	(3)	(14)	53	55	(2)	(4)

Total revenues net of interest expense after provisions for losses	1,292	1,229	63	5	3,828	3,571	257	7

Expenses
Marketing, promotion, rewards and cardmember services	192	196	(4)	(2)	564	575	(11)	(2)
Salaries and employee benefits and other operating expenses	539	519	20	4	1,602	1,519	83	5

Total	731	715	16	2	2,166	2,094	72	3

Pretax segment income	561	514	47	9	1,662	1,477	185	13
Income tax provision	201	182	19	10	573	508	65	13

Segment income	$360	$332	$28	8%	$1,089	$969	$120	12%

Effective tax rate	35.8%	35.4%			34.5%	34.4%

#	denotes a variance greater than 100 percent.

Selected Statistical Information

	Three Months Ended September 30,			Nine Months Ended September 30,

(Billions, except percentages and where indicated)	2012	2011	Change	2012	2011	Change
Global Card billed business	$220.1	$207.7	6%	$652.9	$603.2	8%
Global Network & Merchant Services:
Total segment assets	$21.4	$16.0	34%	$21.4	$16.0	34%
Segment capital (millions)	$2,121	$1,979	7%	$2,121	$1,979	7%
Return on average segment capital(a)	67.6%	64.4%		67.6%	64.4%
Return on average tangible segment capital(a)	75.0%	70.8%		75.0%	70.8%
Global Network Services:
Card billed business	$32.0	$30.1	6%	$93.7	$85.4	10%
Total cards-in-force (millions)	37.1	32.9	13%	37.1	32.9	13%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.4 billion and $1.2 billion for the twelve months ended September 30, 2012 and 2011, respectively) by (ii) one-year average segment capital ($2.1 billion and $1.9 billion for the twelve months ended September 30, 2012 and 2011, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $205 million and $174 million as of September 30, 2012 and 2011, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

GNMS segment income increased $28 million or 8 percent and $120 million or 12 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year.

Total revenues net of interest expense increased $60 million or 5 percent and $255 million or 7 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, primarily due to increased discount revenue, net card fees and other revenues.

Discount revenue, net card fees and other revenues increased $50 million or 4 percent and $224 million or 6 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year. The increase reflects higher merchant-related revenues, driven by the 6 percent and 8 percent increase in global card billed business volumes for the three and nine months ended September 30, 2012, respectively, as well as higher GNS revenues.

Interest expense credit increased $5 million or 8 percent and $19 million or 12 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses increased $16 million or 2 percent and $72 million or 3 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, primarily due to higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses decreased $4 million or 2 percent and $11 million or 2 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, reflecting lower marketing and promotion expenses.

Salaries and employee benefits and other operating expenses increased $20 million or 4 percent and $83 million or 5 percent for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, primarily due to higher professional services costs in 2012.

Corporate & Other

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Corporate & Other had net expense of $156 million and $248 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in net expense for the three months ended September 30, 2012, as compared to the same period in the prior year, was primarily driven by a decrease in legal costs, an increase in gains on investment securities, lower payroll costs and other employee benefits, professional services costs and reengineering costs in the three months ended September 30, 2012 and a favorable tax rate impact in the current year quarter as compared to an unfavorable tax rate impact in the prior year quarter for changes in the Company’s estimated annual effective tax rate. Furthermore, results for the three months ended September 30, 2011 reflected $43 million of after-tax income related to the Visa litigation settlements.

Corporate & Other had net expense of $531 million and $344 million for the nine months ended September 30, 2012 and 2011, respectively. Net expense for the nine months ended September 30, 2012 reflected an increase in occupancy and equipment costs, other operating expenses, and various investments in Enterprise Growth initiatives, partially offset by gains on foreign exchange investment contracts, gains on sales of investment securities, higher global prepaid income in the nine months ended September 30, 2012, and the favorable effects of revised estimates in the liability for uncashed international Travelers Cheques. Results for the nine months ended September 30, 2011 reflected $186 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively.

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

Basel III supplementary leverage ratio — Refer to Capital Strategy section for definition.

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

Four-party network — A payment network, such as Visa or MasterCard, in which the card issuer and merchant acquirer are different entities and the network does not have direct relationships with merchants or cardholders.

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

Three-party network — A payment network, such as American Express, that acts as both the card issuer and merchant acquirer.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

uncertainty relating to the timing and magnitude of a possible charge resulting from the current review of the URR estimation process for the Company’s U.S. Membership Rewards program, which will be resolved based in part on management’s final assessment of any proposed changes and enhancements to the estimation process, including, among other things, (i) completing the testing, validation and operational effectiveness of the enhanced URR model and (ii) the validation of the completeness and appropriateness of enhanced data sources being used;

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

•

the Company’s lending write-off rates not remaining below the average historical levels of the last ten years, which will depend in part on changes in the level of the Company’s loan balances, delinquency rates of cardmembers, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

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

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012.

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

On October 1, 2012, the Company announced that it reached settlements with several bank regulators to resolve reviews of certain aspects of the Company’s U.S. consumer card practices for compliance with certain consumer protection laws and regulations. Similar settlements were reached with several of the Company’s subsidiaries, including American Express Centurion Bank (Centurion Bank), American Express Bank, FSB (AEBFSB) and American Express Travel Related Services Company, Inc. (TRS). The settlements were signed by the Company with the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and Utah Department of Financial Institutions (DFI); TRS with the Federal Reserve Board, CFPB and DFI; Centurion Bank with the CFPB, FDIC and DFI; and AEBFSB with the CFPB and the Office of Comptroller of the Currency. The American Express entities agreed to pay civil money penalties totaling $27.5 million and the Company, through its subsidiaries, will establish a restricted fund pool totaling $85 million for customer refunds. The majority of those refunds are related to debt collection practices and late fee charges. As noted above in “Certain Legislative, Regulatory and Other Developments,” various bank regulators have been separately reviewing the Company’s add-on products for compliance with certain consumer protection laws and regulations. In connection with the settlements, ongoing discussions with regulators and the Company’s own internal reviews, the Company and its subsidiaries have made and continue to make changes to certain of their card practices and products, which are likely to result in additional restitution to cardmembers and possible additional regulatory actions which could include civil money penalties.

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

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the United States District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card and seeks unspecified damages on behalf of New Jersey residents who “applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” On August 30, 2011, the District Court granted the Company’s motion to compel and that order was affirmed by the Court of Appeals for the Third Circuit on August 22, 2012.

In October 2012, a putative class action captioned Clarke v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York alleging that American Express Company, American Express Travel Related Services, Inc., American Express Centurion Bank and American Express Bank, FSB violated state consumer protection laws, state common law and federal statutory law in the marketing, selling and implementation of a credit card product known as “Account Protector.” The complaint seeks unspecified compensatory and punitive damages along with injunctive and declaratory relief. The Company’s time to respond to the Complaint has not yet run.

International Matters

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all personal and small business cardmembers residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action described below. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CDN$13.1 million plus interest on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$2.5 million. Amex Bank of Canada appealed the judgment and on August 2, 2012, the Court of Appeal overturned the decision in part, with regard to the award of punitive damages. On October 15, 2012, Amex Bank of Canada filed leave for appeal to the Supreme Court of Canada.

In May 2006, in a matter captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November 2008. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CDN$8.3 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$25.00 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. On August 2, 2012, the Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants filed leave to appeal to the Supreme Court of Canada.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K) and Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the Second Quarter Form 10-Q) and should be read in conjunction with the discussion of risk factors set forth in such sections. Based on the information currently known to the Company, it believes that the matter discussed below, together with the risk factors set forth in the 2011 Form 10-K and the Second Quarter Form 10-Q, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2011 Form 10-K and the Second Quarter Form 10-Q. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

An increasing prevalence of credit card surcharging by merchants could materially adversely affect the Company’s business and results of operations.

The Company’s card acceptance agreements with merchants generally do not prohibit surcharging so long as it is permitted by law and a merchant does not discriminate against American Express cards by surcharging higher amounts on purchases with American Express cards than on purchases with other cards, or by imposing a surcharge only on American Express card purchases, but not on purchases made with other cards. There are certain countries in which surcharging is specifically permitted, such as Australia and certain countries in the European Union. In Australia, the Company has seen selective, but increasing, merchant surcharging on American Express cards in certain merchant categories and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks. New rules issued by the Reserve Bank of Australia in 2012 allow the Company and other networks to prohibit merchants from surcharging by more than their reasonable costs of accepting a particular payment card. This could lead to an increase in higher surcharges on American Express cards when compared to other card issuers. In addition, the proposed settlement by MasterCard and Visa in the current U.S. merchant class litigation would, among other things, require MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards.

If surcharging becomes widespread, American Express cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in transaction volumes. The impact could vary depending on the manner in which a surcharge is levied and whether surcharges are levied upon all payment cards, whether debit cards are excluded, or whether the amount of the surcharge varies depending on the card, network, acquirer or issuer. Surcharging could have a material adverse effect on the Company’s business, financial condition and results of operations, particularly to the extent surcharging disproportionately impacts American Express cardmembers because merchants surcharge American Express cards more than other credit cards.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2012
Repurchase program(a)	4,902,989	$58.15	4,902,989	113,312,607
Employee transactions(b)	251	$53.33	N/A	N/A

August 1-31, 2012
Repurchase program(a)	6,455,750	$57.23	6,455,750	106,856,857
Employee transactions(b)	37,855	$58.04	N/A	N/A

September 1-30, 2012
Repurchase program(a)	5,967,300	$57.82	5,967,300	100,889,557
Employee transactions(b)	31,695	$58.29	N/A	N/A

Total
Repurchase program(a)	17,326,039	$57.69	17,326,039	100,889,557
Employee transactions(b)	69,801	$58.13	N/A	N/A

(a)

As of September 30, 2012, there were approximately 101 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Additional future share repurchases are subject to approval by the Federal Reserve.

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

AMERICAN EXPRESS COMPANY (Registrant)

Date: October 31, 2012	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: October 31, 2012	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Amendment to American Express Senior Executive Severance Plan, dated October 29, 2012.

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1