Form 10-K
period 2012-12-31
AMERICAN EXPRESS CO
filed 2013-02-22
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $66.1 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 15, 2013, there were 1,104,651,022 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of Registrant’s 2012 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 29, 2013.

i

PART I*

ITEM 1.	BUSINESS

INTRODUCTION

Overview

American Express Company, together with its consolidated subsidiaries (“American Express,” the “Company,” “we,” “us” or “our”), is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world.

We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation. American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (“TRS”), are bank holding companies under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to the supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment mechanisms, systems and products. As the payments industry continues to evolve, we are facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, that leverage new technologies and customers’ existing card accounts and bank relationships to create payment or other fee-based solutions. We are transforming our existing businesses and creating new products and services for the digital marketplace as we increase our share of online spend, enhance our customers’ digital experiences and develop platforms for online and mobile commerce.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations Web site on the Internet at http://ir.americanexpress.com. We make available free of charge, on or through this Web site, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). To access these materials, click on the “SEC Filings” link under the caption “Financial Information/Filings” on our Investor Relations homepage.

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

This report includes trademarks, such as American Express®, which are protected under applicable intellectual property laws and are the property of American Express Company or its subsidiaries. This report also contains trademarks, service marks, copyrights and tradenames of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and tradenames.

2012 Highlights

Compared with 2011, we delivered:

•	Total revenues net of interest expense of $31.6 billion, up 5 percent from $30.0 billion

•	Net income of $4.5 billion, down 9 percent from $4.9 billion

•	Diluted earnings per share based on net income attributable to common shareholders of $3.89, down 6 percent from $4.12

•	Return on average equity of 23.1 percent, compared with 27.7 percent

Our results for 2012 continued to reflect strong spending growth and credit performance in both the United States and internationally. The rate of growth was, however, slower than in the prior year, reflecting in part the impact of a challenging global economic environment. We also saw our average loans continue to grow modestly year over year, leading to a 6 percent growth in net interest income while lending loss rates are near all-time lows. Results for 2012 were impacted by three charges taken in the fourth quarter of 2012 related to restructuring of $400 million, Membership Rewards estimation process enhancements of $342 million and cardmember reimbursements of $153 million in addition to amounts incurred in prior quarters during the year.

For a complete discussion of our 2012 financial results, including financial information regarding each of our reportable operating segments, see pages 16-114 of our 2012 Annual Report to Shareholders, which is incorporated herein by reference. For a discussion of our principal sources of revenue, see pages 65-66 of our 2012 Annual Report to Shareholders.

Products and Services

Our range of products and services includes:

•	Charge and credit card products

•	Expense management products and services

•	Consumer and business travel services

•	Stored value products such as Travelers Cheques and other prepaid products

•	Network services

•	Merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants

•	Fee services, including fraud prevention services and the design of customized customer loyalty and rewards programs

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

Our products and services generate the following types of revenue:

•

Discount revenue, our largest revenue source, which represents fees generally charged to merchants when cardmembers (“Cardmembers”) use their cards to purchase goods and services at merchants on our network

•	Net card fees, which represent revenue earned for annual card memberships

•	Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments

•

Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services (“GNS”) partners (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees

•	Interest on loans, which principally represent interest income earned on outstanding balances

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network (collectively, “Cards”). American Express Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. At December 31, 2012, we had total worldwide Cards-in-force of 102.4 million (including Cards issued by third parties). In 2012, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $888.4 billion.

Our business as a whole has not experienced significant seasonal fluctuations, although travel sales generally tend to be highest in the second and fourth quarters. Travelers Cheque sales tend to be greatest each year in the summer months, peaking in the third quarter. American Express® Gift Card sales are highest in the months of November and December; and Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Competitive Advantages of our Closed-Loop Network and Spend-Centric Model

We believe our “closed-loop” network and “spend-centric” business model continue to be competitive advantages by giving us the ability to provide more value to Cardmembers, merchants and our Card-issuing partners.

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a “closed-loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the Card transaction. We maintain direct relationships with both our Cardmembers (as a card issuer) and our merchants (as an acquirer), and we handle all key aspects of those relationships. This allows us to analyze information on Cardmember spending and build algorithms and other analytical tools that enable us to provide targeted marketing and other information services for merchants and special offers and services to Cardmembers through a variety of channels. At the same time, we protect the confidentiality of Cardmember data, including information on Cardmember spending, in compliance with our privacy, data protection, information security and firewall policies; applicable privacy, data protection and information security laws, rules and regulations (hereinafter, “Privacy, Data Protection and Information Security Laws”); and antitrust and other applicable legal requirements.

Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees. Spending on our Cards, which is higher on average on a per-card basis versus our competitors, offers greater value to merchants in the form of loyal customers and higher sales. This enables us to earn discount revenue that allows us to invest more in greater value-added services for merchants and Cardmembers. Because of the revenues generated from higher-spending Cardmembers, we have the flexibility to invest in more attractive rewards and other benefits to Cardmembers, as well as targeted marketing and other programs and investments for merchants, all of which in turn create incentives for Cardmembers to spend more on their Cards. The significant investments we make in rewards and other compelling value propositions for Cardmembers incent Card usage at merchants and Cardmember loyalty.

The American Express Brand

Our brand and its attributes — trust, security, integrity, quality and customer service — are key assets of the Company. We continue to focus on our brand, and our programs, products and services are evidence of our commitment to its attributes. Our brand has consistently been rated one of the most valuable brands in the world in published studies, and we believe it provides us with a significant competitive advantage.

We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing and promoting it. In addition, we place significant importance on trademarks, service marks and patents, and diligently protect our intellectual property rights around the world.

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants and provides point-of-sale products and services, multi-channel marketing programs and capabilities, services and data, leveraging our global closed-loop network. It enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network.

The majority of Cards bearing our logo are issued by our principal operating subsidiary, TRS, by the Company’s U.S. banking subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and by other operating and banking subsidiaries outside the United States. In addition, our GNS business establishes and maintains relationships with banks and other institutions around the world that issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is key to our strategy of broadening the Cardmember and merchant base for our network worldwide. Cards bearing our logo are accepted at all merchant locations worldwide that accept American Express-branded Cards and, depending on the product, they are generally accepted at ATM locations worldwide that accept cards.

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

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards and, in some countries, act as merchant acquirers on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Cardmember and merchant base for our network worldwide. This strategy also enables us to enhance our presence in countries where we already do business and expand our presence into new geographic areas at economic scale and cost levels that would be difficult for us to achieve on our own. The GNS business has established 148 Card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 160 countries. In assessing whether we should pursue a proprietary or GNS strategy in a given country, or some combination thereof, we consider a wide range of country-specific factors, including the stability and attractiveness of financial returns, the size of the affluent segment, the strength of available marketing and credit data, the size of co-brand opportunities and how we can best create strong merchant value.

In 2012, GNS signed 12 new partners to issue Cards and/or acquire merchants on the American Express network, including new card-issuing partnerships with Scotiabank in Canada, China Mingsheng Banking Corp., Ltd in China, Uralsib in Russia and a new partnership with G-Xchange, Inc. to develop an online payment solution in the Philippines. GNS also supported existing partners in launching approximately 84 new products during 2012, with the total number of American Express-branded GNS partner products standing at over 1,000. New products launched in 2012 include the Centurion® Card from American Express issued by Industrial and Commercial Bank of China and by China Merchants Bank in China; the JAL American Express® Card issued by Mitsubishi UFJ Nicos in Japan; Blue from American Express® issued by Russian Standard Bank in Russia; the EASY Card issued by Garanti Bank in Turkey; the EZ Link Imagine American Express® Prepaid Card issued by EZ Link Pte Ltd in Singapore; and American Express® Virtual Pay issued by Tenpay in China. GNS also continues to expand the airline co-brand products issued through GNS relationships, launching 4 new airline co-brands in 2012 bringing the total to 61 airline co-brand GNS products.

GNS focuses on partnering with qualified third-party banks and other institutions that choose to issue Cards accepted on our global network and/or acquire merchants on our network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.**

With over 1,000 different Card products launched on our network so far by our partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants choosing to accept the American Express Card. GNS enables us to expand our network’s global presence generally without assuming additional Cardmember credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases to whom they can target American Express-branded products, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 22%, and totaled over 37 million Cards at the end of 2012. Outside the United States, approximately 78% of new Cards issued in 2012 were Cards issued by GNS partners. Spending on GNS Cards has grown at a compound annual rate of 24% since 1999. Year-over-year spending growth on these Cards in 2012 was 10%, with total spending equal to $129 billion.

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

Independent Operator Arrangements. The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2012, we had 67 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in countries in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the country, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO partners are licensed to issue local currency Cards in their countries, including the American Express classic Green, Gold and Platinum Card®. In addition, most of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Cardmember billings, foreign exchange conversion revenue, royalties on charge volume at merchants, share of discount revenue and, in some partnerships, royalties on net spread revenue or royalties on Cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Cardmember and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

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

Network Card License Arrangements. The second type of GNS arrangement is known as a network Card license (“NCL”). At the end of 2012, we had 77 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain share in countries in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Cardmembers), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point of sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in the United States, United Kingdom, Australia and Japan.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Cardmember spending, royalties, currency conversions and licensing fees paid by the NCL issuer and fees charged to the NCL issuer based on charge volume, plus our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the NCL issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL issuer’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an NCL issuer’s credit rating and other indicators of financial health, we may require an NCL issuer to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Bank of America in the United States, Lloyds TSB Bank in the United Kingdom and Westpac Banking Corporation in Australia.

Joint Venture Arrangements. The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland and Belgium, as well as in other countries. In these countries, we join with a third party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to accept Cards on the American Express network and issues local and U.S. dollar-denominated currency Cards that carry our logo. In a JV arrangement, the JV is responsible for the Cardmember credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, Card fees and net spread revenues. The economics of the JV are similar to those of our proprietary Card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, American Express Overseas Credit Corporation Limited, purchases Card receivables from certain of the GNS JVs from time to time.

Global Merchant Services

Our GMS business builds and maintains relationships with merchants, processes Card transactions and settles with merchants that choose to accept Cards for Card purchases (“Charges”). We sign merchants to accept Cards and provide marketing information and other programs and services to merchants, leveraging the capabilities provided by our closed-loop network. We also offer point-of-sale products and services, support for Card acceptance, fraud prevention and other value-added services. Continued investments in the GMS business were a key priority in 2012 and will remain so in 2013.

Our objective is for Cardmembers to be able to use the Card wherever and however they desire, and to increase merchant acceptance in key geographic areas and industries that have not traditionally accepted the Card. We add new merchants to our network through a number of sales channels: an in-house sales force; third-party sales and service agents; strategic alliances with banks and processors; the Internet; telemarketing; and inbound “Want to Honor” calls (i.e., where merchants desiring to accept the Card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

During 2012, we continued expanding our integrated American Express OnePoint® program by adding third-party agents to service many of our small- and medium-sized merchants in the United States. Under this program, third-party service agents identify potential new merchants and provide payment processing services to merchants on our behalf for Card transactions, while we retain the acceptance contract with participating merchants, manage the merchant pricing process, and receive the same transactional information we always have received through our closed-loop network. This program simplifies Card processing for small- and medium-sized merchants by providing them with a single source for statements, settlement and customer service. We have similar arrangements in Spain with La Caixa and in Mexico with Elavon.

GMS continues to expand the number of merchants that accept our Cards as well as the kinds of businesses that accept the Card in order to address Cardmember needs. Over the last several years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. In 2012, only 27% of U.S. billings came from the travel and entertainment sectors. This shift resulted, in part, from the growth, over time, in the types of merchants that began to accept payment cards in response to consumers’ increased desire to use these cards for more of their purchases, our focus on expanding Card acceptance to meet Cardmembers’ needs, and increased competition for travel and entertainment sector spending.

During 2012, we continued our efforts to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, we have made headway in promoting Card acceptance in industries such as pharmaceuticals, construction, industrial supply and insurance. We also continued our drive to expand Card acceptance for retail, everyday and business-to-business spending categories.

Globally, acceptance of general-purpose cards continues to increase. As in prior years, during 2012, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. We estimate that, as of the end of 2012, our merchant network in the United States accommodated more than 90% of our Cardmembers’ general-purpose card spending. Our international spend coverage is more limited, although we continue to expand our merchant network in locations outside the United States. We estimate that our international merchant network as a whole accommodated more than 80% of our Cardmembers’ general-purpose card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

Discount Revenue

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount, or discount rate, is a fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the Charge amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which submits the transactions to the appropriate Card issuer. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us from the merchant. We may also charge additional fees to merchants, such as a variable fee for “non-swiped” Card transactions or for transactions using Cards issued outside the United States and used at merchants located in the United States.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the GNS Card issuer, who receives an issuer rate (i.e., the individually negotiated amount that GNS Card issuers receive for transactions charged on our network with Cards they issue, which is usually expressed as a percentage of the Charge amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the GNS Card issuer generates a return to us. In cases where American Express is the Card issuer and the merchant acquirer is a third-party bank or financial institution (which can be the case in a country in which the IO is the local merchant acquirer), we receive an individually negotiated network rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue. By contrast with networks such as those operated by Visa Inc. (“Visa”) and MasterCard International, Inc. (“MasterCard”), there is no collectively set interchange rate on the American Express network and no fees are agreed or due between third-party banks or financial institutions on the network.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions act as Card issuers (the “NCL Model”):

The merchant discount we charge reflects the value we deliver to the merchant and the investments we make in providing that value. We deliver greater value to merchants in a variety of ways, including through higher spending by our Cardmembers relative to users of cards issued on competing card networks, our product and network features and functionality, our marketing expertise and programs, information services, fraud prevention services, our dedicated client management group, and other investments that enhance the merchant value propositions associated with acceptance of the Card.

The merchant discount varies with, among other factors, the industry in which the merchant does business, the merchant’s Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (e.g., local or global) and the Charge amount. In the United States and Canada, we charge a different discount rate for our prepaid cards.

In recent years, we experienced some reduction in our global weighted average merchant discount rate. The average discount rate was 2.52 percent and 2.54 percent for 2012 and 2011, respectively. Over time, certain repricing initiatives, changes in the mix of spending by location and industry, an increase in the amount of prepaid products, volume-related pricing discounts and strategic investments will likely result in further erosion of the average discount rate. In addition, differentiated payment models from non-traditional players in the alternative payments space (such as PayPal and Square) could pose challenges to our traditional payment model and adversely impact our average discount rate or our ability to access transaction data through our closed-loop network.

While we believe merchants that accept our Cards understand our merchant discount pricing in relation to the value provided, we do encounter merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of the Card. Our Cardmembers value the ability to use their Cards where and when they want to, and we, therefore, take steps to meet our Cardmembers’ expectations and to protect the American Express brand, subject to local legal requirements, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in the United States. We make efforts to limit Card suppression by focusing on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide to merchants through marketing programs such as our Small Business Saturday® event targeted to encourage Cardmembers to shop at small merchants; providing earlier and more frequent communication of our value proposition; and have the right, when appropriate, to terminate Card acceptance agreements with merchants who seek to suppress the use of our Card products. We have a client management organization dedicated to growing our merchants’ business and finding ways to enhance effectiveness of our relationship with these key business partners. Most importantly, we recognize that it is the merchant’s choice whether or not to accept American Express Cards and that all merchants have numerous options given the intense competition from new and traditional forms of payment. Therefore, we dedicate substantial resources to delivering superior and differentiated value to attract and retain our merchants.

The laws of ten states in the United States and certain countries outside the United States prohibit the surcharging of credit card purchases. Conversely, there are certain countries in which surcharging is specifically permitted, such as Australia and certain countries in the European Union. In addition, the settlement by MasterCard and Visa in a U.S. merchant class litigation (which has been given preliminary, but not final, approval by the trial court) requires, among other things, MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit card transactions. Our Card acceptance agreements with merchants generally do not prohibit merchants from surcharging our Cardmembers. However, where permitted by local law, our Card acceptance agreements generally include a provision under which the merchant agrees not to discriminate against the Card, such as by surcharging higher amounts on purchases with the Card than on purchases with any other cards the merchant accepts or by imposing a surcharge only on Card purchases, but not on purchases made with other cards. American Express does not prohibit merchants from offering discounts to customers who pay with cash, check or inter-bank transfers (i.e., Automated Clearing House or “ACH”). In addition, American Express does not prohibit U.S. merchants from offering discounts or in-kind incentives to customers who pay with particular forms of payment in accordance with the provisions of Dodd-Frank. For information on the potential impacts of surcharging on our business, see “An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations” in “Risk Factors” below.

Enhancing Merchant Satisfaction

GMS is focused on understanding and addressing factors that influence merchant satisfaction, including developing and executing programs that increase Card usage at merchants, using technology resources and innovative marketing tools such as social media and applying our closed-loop capabilities and deep marketing expertise. In the United States, we also offer our merchants a full range of point-of-sale solutions, including integrated point-of-sale terminals, software, online solutions and direct links that allow merchants to accept American Express Cards (as well as credit and debit cards issued on other networks and checks). Virtually all proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which can lower a merchant’s cost of Card acceptance and enhance payment efficiency.

In 2012, we continued to connect merchants and Cardmembers via our Card Sync platform and Smart Offer APIs, launching “Sync, Tweet, Save” with Twitter for U.S. Cardmembers and “Sync, Unlock, Score” with the online entertainment service from Microsoft, Xbox LIVE, for Cardmembers in the United States and the United Kingdom. We also launched offers via foursquare in the United Kingdom and My Offers in the United States, a mobile offer engine that recommends and ranks relevant merchant offers in real time for U.S. Cardmembers based on their individual “spend graphs.” A pilot of My Offers on the American Express iPhone app made available local offers for Cardmembers in Los Angeles and New York City and certain offers for Cardmembers nationwide.

We offer fraud prevention services to merchants for transactions on the American Express network, and our subsidiary, Accertify Inc., which we acquired in November 2010, is a leading provider of solutions that help merchants combat fraudulent online and other card-not-present transactions. Accertify provides a hosted software application that offers an extra level of security for transactions on any of the major payment networks, including American Express, Visa, MasterCard, Discover and PayPal, or using any other alternative payment method. Accertify also offers merchants the option to outsource their end-to-end fraud management process to Accertify and provides other value-added services.

We also offer Merchant Financing, a set of financing products that provides qualified merchants with access to a convenient source of financing for their business needs through their relationship with American Express. The financing offered is a commercial loan, which is repaid automatically through the merchant’s daily Charge submissions and accompanied by low fixed fees.

Our closed-loop network and relationships allow us to analyze merchant data and information on Cardmember spending. This enables us to offer a range of targeted marketing services, network capabilities and special offers for the benefit of merchants and Cardmembers through a variety of channels. At the same time, we protect the confidentiality of Cardmember information, including information on Cardmember spending, in compliance with our privacy, data protection, information security and firewall policies, applicable Privacy, Data Protection and Information Security Laws, and antitrust and other applicable legal requirements. We also work closely with our Card-issuing and merchant-acquiring partners to maintain the information that supports key elements of this closed loop, providing value to Cardmembers and merchants.

We continue to focus our efforts in areas that make use and acceptance of the Card more secure and convenient for merchants and Cardmembers. We participate in standard-setting bodies, such as EMVCo, GlobalPlatform and PCI Security Standards Council, LLC, designed to help drive secure and interoperable payments globally. Our goal is to make it easier for merchants to accept our Cards, for Cardmembers to have seamless experiences at the point of sale, and for issuers and acquirers that have more than one network relationship to have a uniform technology standard across their card products and platforms, respectively. These efforts are particularly important as emerging technologies such as contactless cards and mobile phones move the payment industry increasingly away from mag-stripe transactions. For example, we offer a contactless payment feature embedded in certain Cards, to provide a fast, easy-to-use alternative to cash, check, debit or other payment forms, particularly for making everyday purchases at merchants where speed and convenience are important.

Billing Disputes

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent Charges, the quality or non-delivery of goods and services, and billing errors. Typically, we offset the amount due to the Cardmember against payments for the merchant’s current or future Charge submissions. We can realize losses when a merchant’s offsetting Charge submissions cease, such as when the merchant decides to no longer accept the Card or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by establishing reserves of Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant, requiring the merchant to secure a letter of credit or a parent company guarantee, or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies in accordance with relevant accounting rules.

Global Network & Merchant Services—Competition

Our global card network competes in the global payments industry with other card networks, including, among others, Visa, MasterCard, Diners Club International (which is owned by Discover Financial Services), Discover (primarily in the United States) and JCB and China UnionPay (primarily in Asia). We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind Visa, MasterCard and China UnionPay. In addition to such networks, a range of companies globally, including merchant acquirers and processors and companies such as PayPal, carry out some activities similar to those performed by our GMS and GNS businesses. No other single entity engages on a global basis in the full range of activities that are encompassed by our closed-loop business model.

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

•

The innovation and investment in systems, technology, product and service offerings, particularly in online and mobile commerce, including through partnerships with leading companies in the digital space

•	The quality of customer service

•	The payments industry expertise and capabilities that can be provided to partners in areas such as customer servicing, loyalty and data analytics

•	The security of Cardmember and merchant information

•	The impact of existing litigation, legislation and government regulation

•	The cost of Card acceptance relative to the value provided

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), electronic wallet providers, prepaid systems and systems linked to payment cards, and bank transfer models.

New technologies, together with the portability provided by smartphones and tablets and evolving consumer behavior with social media and networking, are rapidly changing the way people interact with each other and transact business all around the world. Traditional and non-traditional competitors such as mobile telecommunications companies and aggregators are working to deliver digital and mobile payment services for both consumers and merchants. Although we estimate that we have the largest volume of online spending of any major card issuer, competition remains fierce for capturing and maintaining online spend in the ever-increasing digital world, and alternative business models present a significant challenge. For example, unlike us, aggregators like PayPal have the ability to provide payment services to merchants for multiple payment networks. In addition, new entrants to the digital payments space such as online, social media, telecommunications and technology companies represent additional competitive and potentially disintermediating factors in the card payment industry given the scale of their customer relationships and large cash reserves and other resources available to develop new platforms and technologies, and their strategies to use payments as a tool to support other sources of revenue.

To the extent alternative payment mechanisms and systems, such as aggregators, continue to expand successfully, discount revenues and potentially other revenues, as well as our ability to access transaction data through our closed-loop network, could be negatively impacted. In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, merchants with recurring billing models actively seek to switch customers to payment through direct debits from bank accounts, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online. For a further discussion of the competitive environment in the emerging payments area, see “Enterprise Growth Group — Online and Mobile Payments — Competition” under “Corporate & Other” below.

Some of our competitors have attempted to replicate our closed-loop functionality. Efforts by some card networks, payment providers and non-traditional competitors to replicate the closed loop reflect its continued value and the intensely competitive environment in which we operate.

In some markets outside the United States, particularly in Asia, third-party processors and some acquirers offer merchants the capability of converting payment card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice, known as “dynamic currency conversion,” reduces or eliminates revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. This practice is still not widespread, and it remains uncertain whether its use will expand over time. Our policy generally requires merchants to submit Charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember’s billing currency.

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” below for further discussion of the potential impact of competition on our business.

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

As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As aggregators add merchants to the American Express network, we have expanded our due diligence to review aggregators’ AML and “know your customer” policies and controls, and retain the right to require termination of merchants’ Card acceptance under appropriate circumstances. As a result of American Express Company and TRS each being bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. For additional information about our regulatory status, see “Supervision and Regulation” below.

Over the last decade, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers on certain card networks and the fees merchants are charged for card acceptance. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Hungary, the European Union, Australia, Brazil, Mexico and Venezuela, among others, have conducted investigations that are either ongoing, concluded or on appeal.

The interchange fee, which is the collectively set fee paid by the merchant acquirer to the card issuing bank in “four-party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge payable by merchants for debit and credit card acceptance in these systems. By contrast, the American Express network does not have such interchange fees. For this reason, as well as the fact that Visa and MasterCard are the dominant card networks, the regulators’ focus has primarily been on these networks. For example, in December 2007 the European Commission (“EC”) ruled that MasterCard’s multilateral interchange fees (“MIF”) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices, which was upheld by the European General Court in 2012. In 2008, the EC opened formal antitrust proceedings against Visa Europe Limited in relation to Visa’s MIFs for cross-border consumer card transactions within Europe, and in 2010, the EC accepted Visa Europe’s pledge to cut its cross-border debit card MIF to 20 basis points for four years. While American Express was not a party to the MasterCard and Visa proceedings, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Among other things, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In the United States, Dodd-Frank gave the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for electronic debit transactions (which include transactions using a debit card or general-use prepaid card) and to enforce a statutory requirement that such fees be “reasonable and proportional” to the cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. Reloadable general-use prepaid cards (but not those marketed or labeled as gift cards or gift certificates) are exempt from the interchange fee limitations provided they meet certain requirements, although all prepaid cards are subject to the exclusive network routing restrictions for electronic debit transactions. The Federal Reserve’s rule provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for its prepaid cards, and is therefore not a “payment card network” as that term is defined and used for the specific purposes of the rule. As a result, American Express is not subject to this rule with regard to the prepaid cards it issues. In addition to the discussion in this section, see “The Dodd-Frank Wall Street Reform and Consumer Protection Act may continue to have a significant adverse impact on our business, results of operations and financial condition” in “Risk Factors” below for further discussion of the potential impact resulting from the implementation of the Federal Reserve’s rule.

Additionally, Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of Dodd-Frank, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment with lower costs and interchange fees, such as debit cards, which could adversely affect our revenues and profitability.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of these regulation-driven changes in the marketplace, we reduced our own merchant discount rates in Australia over time, although we have been able to increase billed business and the number of merchants accepting our Cards. We have seen selective, but increasing, merchant surcharging on our Cards in Australia in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks. In June 2012, the Reserve Bank of Australia announced changes to the Australian surcharging standards that will come into force on March 18, 2013, which will allow us and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” This could lead to an increase in higher surcharges on American Express Cards.

In recent years, national parliaments in Hungary, Italy and France have sought to enact caps on interchange fees or point-of-sale service charges without government sponsorship for these measures. Although such legislation has been or may be either repealed or struck down on procedural grounds, it is possible there may be further attempts to enact regulation of merchant fees or interchange with direct or indirect impacts on American Express.

In January 2012, the EC published a Green Paper (a document to stimulate debate and begin a process of consultation) entitled “Towards an Integrated European Market for Card, Internet and Mobile Payments.” The area of focus covers a range of issues affecting the payments industry, including interchange fees, non-discrimination and honor-all-cards rules and contract provisions, surcharging, separation of processing from card network management, perceived barriers to cross-border acquiring, mobile payments and technical standardization. The EC has completed a consultation period and is expected to issue its preliminary conclusions in early 2013. These conclusions may involve proposals for regulation or recommendations for self-regulation and could take up to 18-24 months to adopt and implement.

In the last few years, the Member States of the European Economic Area implemented a new legislative framework for electronic payment services, including cards, called the European Directive 2007/64/EC on payment services. This directive, commonly referred to as the Payment Services Directive (“PSD”), prescribes common rules for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the PSD is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the PSD permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the Member States of the European Economic Area are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the Netherlands and Spain permitting it, in some cases within limits, and other countries such as France, Italy and Sweden prohibiting it. All Member States permit merchants to offer discounts for particular forms of payment. In 2012, the EC commenced a review of the PSD, and its recommendations are expected in early 2013 together with the outcome of the Green Paper consultation discussed above. The PSD complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA involves the adoption of new, pan-European technical standards for cards and card transactions. Compliance with the PSD, SEPA and related requirements has involved significant costs to implement and maintain. In addition, the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, will prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance in those Member States that permit surcharging pursuant to the PSD. The Consumer Rights Directive provides no guidance to merchants on how to assess the cost of acceptance or take into account the relative value of different payment methods. A cost-based limit on surcharging could result in merchants imposing higher surcharges on American Express transactions if, in the absence of clear guidance, merchants take the position that the cost of American Express acceptance is higher than other payment cards. The Member States have until the end of 2013 to adopt this legislation.

In 2010, the Canadian Competition Bureau commenced a proceeding against Visa and MasterCard under the price maintenance provisions of the Canadian Competition Act seeking a remedial order prohibiting Visa and MasterCard from entering into, enforcing or imposing terms that restrain merchants from certain business practices, including encouraging use of lower cost methods of payment and discouraging use of credit cards with higher card acceptance fees, declining acceptance of certain credit cards and surcharging customers who use Visa and MasterCard credit cards. Hearings were held in June 2012 and a decision of the Canadian Competition Tribunal is pending. While the Competition Bureau did not name American Express in its proceeding, this action evidences the strong regulatory and judicial focus on this area, which could have indirect implications for American Express.

Governments in some countries provide resources or protection to select domestic payment card networks. Such support could keep us from entering these countries, to force us to leave or to restrict substantially our activities there, which could adversely affect our ability to maintain or increase our revenues and extend our global network. For example, the government of China continues to maintain regulations that substantially favor China UnionPay, the dominant retail payments network in the Chinese domestic market. A recent decision of the World Trade Organization on this issue may lead to the further opening of the payments systems in China, although there can be no assurance as to the extent or pace of change.

In some countries in Asia, governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act 2007 to regulate the membership and operations of card networks. In Indonesia, bank regulations require participants in a card payment and settlement business to obtain a license and establish a local legal entity. Requirements to process transactions locally have been proposed in Thailand and introduced in Taiwan. The development and enforcement of official regulatory policy under these and other similar laws and regulations in international markets may adversely affect our ability to maintain or increase our revenues and extend our global network.

U.S. CARD SERVICES

As a significant part of our proprietary Card-issuing business, our U.S. banking subsidiaries, Centurion Bank and AEBFSB, issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business, as does our Global Payment Options business, which is described under “Corporate & Other” below.

The proprietary Card business offers a broad set of Card products to attract our target customer base. As we continue to focus on premium products, the Company’s priority will be to drive billed business and average spend per card rather than achieve broad growth in Cards-in-force. Core elements of our strategy are:

•	Focusing on acquiring and retaining high-spending, creditworthy Cardmembers

•	Designing Card products with features that appeal to traditional and newer customer segments

•	Using strong incentives to drive spending on our various Card products and generate loyal customers, including our Membership Rewards® program and other rewards features

•	Using loyalty programs such as Delta SkyMiles, sponsored by our co-brand and other partners, to drive spending

•	Developing and nurturing wide-ranging relationships with co-brand and other partners

•	Promoting and using incentives for Cardmembers to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories

•	Providing solutions to support the everyday business operations of our small business customers

•	Providing exceptional customer service

•	Providing opportunities to drive spending and loyalty programs in digital channels

In August 2012, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express #1 in overall customer satisfaction among the top 10 largest card issuers in the United States, for the sixth consecutive year.

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express® Card, the American Express® Gold Card, the Platinum Card® and the Centurion® Card, as well as small business charge Cards. We also offer revolving credit Cards such as Blue from American Express®, the Blue Cash® Everyday Card from American Express, Blue Sky from American Express® and, for small businesses, Blue for Business® Credit Card and SimplyCash® Business Card. In addition, we offer a variety of Cards sponsored by and co-branded with other corporations and institutions for consumers and small businesses, such as the Delta SkyMiles® Credit Card from American Express, TrueEarnings® Card exclusively for Costco members, Starwood Preferred Guest® Credit Card, JetBlue Card from American Express and Lowe’s Business Rewards Card. For the year ended December 31, 2012, billed business from charge Cards comprised 58% of total U.S. Card Services billed business. We also offer deposit products directly to consumers through American Express Personal Savings.

Centurion Bank and AEBFSB as Issuers of Certain Cards and Deposit Products

We have two U.S. banking subsidiaries, Centurion Bank and AEBFSB, which are both FDIC-insured depository institutions and wholly owned subsidiaries of TRS. Centurion Bank and AEBFSB are regulated, supervised and examined by their respective banking regulators, identified in the table below. In addition, Centurion Bank, AEBFSB and their affiliates, including the Company and TRS, are subject to supervision, examination and enforcement by the Consumer Financial Protection Bureau (the “CFPB”) with respect to our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including, among other laws, the Consumer Financial Protection Act of 2010 (the “CFPA”) and the Truth in Lending Act (“TILA”). Both banks take steps to maintain compliance programs to address the various safety and soundness, internal control and compliance requirements, including AML requirements and consumer protection laws that apply to them. A further discussion of the AML initiatives affecting us can be found under “Supervision and Regulation” below.

Certain additional information regarding each bank is set forth in the table below:

	Centurion Bank	AEBFSB
Type of Bank	Utah-chartered industrial bank	Federal savings bank
Regulatory Supervision

Regulated, supervised and regularly examined by the Utah Department of Financial Institutions (“UDFI”) and the FDIC

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

Types of cards issued	• Consumer credit Cards • Consumer charge Cards (including co-brand charge Cards)	• Consumer credit Cards (including all co-brand credit Cards) • Consumer charge Cards (including co-brand charge Cards) • All OPEN® credit Cards and charge Cards
Card marketing methods	Primarily direct mail, online and other remote marketing channels	• Direct mail, online and other remote marketing channels • In-person marketing, including by third-party co-brand partners
Deposit Programs	Deposits obtained only through third-party brokerage channels	Deposits obtained through third-party brokerage channels and accepted directly from consumers
Risk-based capital adequacy requirements, based on Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios at December 31, 2012*	Well capitalized	Well capitalized

*	The risk-based capital standards for both the FDIC and OCC are substantively identical. Currently, a bank generally is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. For further discussion regarding capital adequacy, including changes to capital adequacy rules, see “Financial Holding Company Status and Activities — Capital Adequacy” under “Supervision and Regulation” below.

Charge Cards

Our charge Cards, which generally carry no preset spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember’s current spending patterns, payment history, credit record and financial resources. Cardmembers generally must pay the full amount billed each month. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no-preset spending limit and pay-in-full nature of these products attract high-spending Cardmembers.

The charge Cards also offer several ways for eligible U.S. Cardmembers to pay off certain of their purchases over time. The Sign & Travel® feature permits eligible U.S. Cardmembers to extend payment for airline tickets, cruise ship tickets and other travel items purchased with our charge Cards. The Extended Payment Option provides eligible U.S. Cardmembers the ability to extend payment for eligible Charges above a certain dollar amount.

Revolving Credit Cards

We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, interest rate and fee structures, rewards programs, and Cardmember benefits. Revolving credit Card products, such as Blue from American Express®, the Blue Cash Everyday® Card from American Express, Blue Sky from American Express® and Blue for Business® Card, provide Cardmembers with the flexibility to pay their bill in full each month or carry a monthly balance on their Cards to finance the purchase of goods or services. Along with charge Cards and co-brand Cards, these revolving credit Cards attract affluent Cardmembers and promote increased relevance for our expanding merchant network.

Co-brand Cards

We issue Cards under co-brand agreements with selected commercial firms in the United States. The competition among card issuers and networks for attractive co-brand card partnerships is quite intense because these partnerships can generate high-spending loyal cardholders. The duration of our co-brand arrangements generally ranges from four to ten years. Cardmembers earn rewards provided by the partners’ respective loyalty programs based upon their spending on the co-brand Cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our co-brand partners, which can be significant, based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under co-brand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. In some cases, the partner is solely liable for providing rewards to the Cardmember under the co-brand partner’s own loyalty program. As the issuer of the co-brand Card, we retain all the credit risk with the Cardmember and bear the receivables funding and operating expenses for such Cards. The co-brand partner retains the risk associated with the miles points, or other currency earned by the Cardmember under the partner’s loyalty program.

During 2012, we launched two new co-branded Cards: The Morgan Stanley Credit Card from American Express and The Platinum Card® from American Express exclusively for Morgan Stanley. The new Cards offer exclusive benefits for Morgan Stanley clients with eligible brokerage accounts.

Card Pricing and Account Management

On certain Cards we charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards on which we assess finance charges for revolving balances. Depending on the product, we may also charge Cardmembers an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain optional services (e.g., Travel Insurance). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, see “Risk Management” beginning on page 37 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards® Program

The Membership Rewards program from American Express allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express Cards, and then redeem points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and even donations to benefit charities. A significant portion of our Cards by their terms allow Cardmembers to earn bonus points for purchases at merchants in particular industry categories. Points generally have no expiration date and there is no limit on the number of points one can earn. A large majority of spending by eligible Cardmembers earns points under this program.

The U.S. Membership Rewards program has over 150 redemption partners and access to thousands of merchandise brands. Membership Rewards program tiers are aligned with specific Card products to better meet Cardmember lifestyle and reward program usage needs. American Express Cardmembers participate in one of three Membership Rewards program tiers based on the credit or charge Card they have in their wallet. For those Cardmembers with American Express Cards, such as Blue from American Express and Blue for Business, we have the Membership Rewards Express® program. American Express charge Cardmembers with American Express Green and Gold Cards have the Membership Rewards program. Platinum Card® members and Centurion® Cardmembers are enrolled in the Membership Rewards First® program.

We believe our Membership Rewards point bank is a substantial asset and a competitive advantage. We continue to evolve Membership Rewards as a virtual currency. For example, Cardmembers increasingly use our Pay with Points program including to make purchases at Amazon.com and for airline tickets and other travel categories, as well as to pay for their annual membership fee.

During 2012, we launched a number of new redemption partnerships, including a new points transfer partnership with Asia Miles, through which Cardmembers can redeem for flight awards on 21 airlines, including Cathay Pacific Airways, and a new rewards partnership with One Kings Lane, allowing Cardmembers to redeem their points for gift cards to purchase furniture, accessories, gifts and other items for the home on the daily deal site. Additionally, we broadened our Facebook rewards partnership, allowing Cardmembers to redeem their Membership Rewards points across a wide range of Facebook gaming applications. We also launched Mobile Gift Cards, which allows Cardmembers to use Membership Rewards points for mobile phone-enabled gift cards of select retailers and use them instantly via smartphone at the point-of-sale.

When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Cardmember Charge volume, customer participation in the program and contractual arrangements with redemption partners. For more information on our Membership Rewards program, see “Critical Accounting Estimates — Liability for Membership Rewards Expense” appearing on page 18 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers and to merchants. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Cardmembers and new marketing channels to reach these Cardmembers.

Cardmember Special Services and Programs

Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have. Examples of these special services and programs include:

• Membership Rewards® program	• Event Ticket Protection Plan
• Global Assist® Hotline	• Automatic Flight Insurance
• Car Rental Loss and Damage Insurance	• Premium Baggage Protection
• Extended Warranty	• American Express® Travel Insurance
• Purchase Protection	• CreditSecure®
• Return Protection	• Roadside Assistance
• Emergency Card Replacement	• Advance Ticket Sales
• Manage Your Card Account Online	• Exclusive Access to Cardmember Events
• Online Year-End Summary	• Business Platinum Office Program

As part of our effort to deliver additional value for existing Cardmembers and to attract new high-spending customers to American Express, we added the EMV chip and signature functionality to the Platinum Card® and Centurion® Card in 2012 to provide our consumer and OPEN® Cardmembers with improved convenience while traveling abroad. We also continued to roll out digital innovations in 2012, with the launch of My Offers, the mobile offer engine discussed in “Global Merchant Services” under “Global Network & Merchant Services” above.

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading payment card issuer for small businesses (generally, firms with fewer than 100 employees and/or annual sales up to $10 million). American Express OPEN (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving payment and business needs, including:

•	charge and credit Cards

•	rewards on eligible spend and business-relevant rewards redemption options

•	travel and concierge services

•	business, retail and travel protections such as employee card misuse protection, purchase protection and baggage insurance

•	up to 10% discounts at select suppliers of travel, business services and products through OPEN Savings®

•	expense management tools and reporting

•	online account management capabilities

•	proprietary and third-party business solutions to support everyday business operations such as business travel and international payments

•	resources to help grow and manage a business through the award-winning community-driven Web site, OPEN Forum®

•	client managers for our top-spending clients to support business growth

In 2012, we continued to enhance our small business offerings by launching an enhanced Plum Card® that provides more payment flexibility for small businesses.

In addition to the products and services outlined above, OPEN engages in advocacy efforts on behalf of U.S. small businesses. These advocacy efforts include our Victory in Procurement program to help small businesses obtain government contracts, programs designed to help women entrepreneurs create, grow and sustain businesses, and our efforts to increase awareness of the importance of small businesses in our communities generally. For example, in 2012, we led the third Small Business Saturday®, a day to increase consumer awareness and patronage of local businesses and their role in the economy and local neighborhoods.

Card-Issuing Business — Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions that issue general-purpose charge and revolving credit cards (such as Bank of America, Capital One Financial, Citibank and JPMorgan Chase) and Discover Financial Services, which issues the Discover card on the Discover network. We also encounter competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. In recent years, we have faced increasingly intense competition in the small business sector, as competitors have targeted OPEN’s customer base and our leadership position in providing financial services and other fee-based solutions to small businesses.

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

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general-purpose debit cards bearing either the Visa or MasterCard logo. Debit cards were historically marketed as replacements for cash and checks, and transactions made with debit cards have typically been for smaller dollar amounts. However, debit cards are increasingly perceived as an alternative to credit or charge cards and used in that manner. Additionally, overdraft accounts can be used by our competitors to extend credit to customers when transaction values exceed monies available in a linked demand deposit account.

As the payments industry continues to evolve, we are also facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, that leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a further discussion of the evolving competitive landscape in the payments industry, see “Global Network & Merchant Services — Competition” under “Global Network & Merchant Services” above and “Enterprise Growth Group — Online and Mobile Payments — Competition” under “Corporate & Other” below.

The principal competitive factors that affect the card-issuing business include:

•	The features and quality of the services, including customer care, rewards programs and digital resources, provided to Cardmembers

•	The number, spending characteristics and credit performance of Cardmembers

•	The quantity, diversity and quality of the establishments that accept Cards

•	The cost of Cards and Cardmember services

•	The pricing, payment and other Card account terms and conditions

•	The number and quality of other payment cards and other forms of payment, such as debit cards and electronic wallets, available to Cardmembers

•	Reputation and brand recognition

•	The level and effectiveness of advertising investments and marketing and promotional campaigns

•	The nature and quality of expense management data capture and reporting capability, particularly for small businesses

•	The ability to manage credit and interest rate risk throughout the economic cycle and implement operational and cost efficiencies

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” below for further discussion of the potential impact of competition on our business.

Financing Activities

The Company meets its financing needs through a variety of sources, including cash or assets that are readily convertible into cash, direct and third-party sourced deposits, unsecured medium- and long-term notes, asset securitizations, securitized borrowings through a secured financing facility, and long-term committed bank borrowing facilities in certain non-U.S. markets.

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (collectively, “Credco”) acquires or finances the majority of charge Card receivables arising from the use of corporate Cards issued in the United States and consumer and corporate Cards issued in certain currencies outside the United States. Credco funds the acquisition or financing of receivables principally through the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables and consumer and small business charge card receivables, in part, through the sale of medium-term notes and by accepting consumer deposits in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations.

There is a discussion of our securitization and other financing activities on pages 31-35 under the caption “Financial Review,” and Note 7 on page 80 of our 2012 Annual Report to Shareholders, which portions we incorporate herein by reference. In addition, see “Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” in “Risk Factors” below.

Deposit Programs

Centurion Bank and AEBFSB accept deposits from individuals through third-party brokerage networks, and AEBFSB accepts deposits directly from consumers through American Express Personal Savings, a set of deposit products, including High-Yield Savings and Certificate of Deposit accounts. As of December 31, 2012, we had approximately $39.7 billion in total U.S. retail deposits. Our deposit-taking activities compete with those of other deposit-taking organizations that source deposits through telephone, Internet and other electronic delivery channels, brokerage networks and/or branch locations. We compete primarily in the deposit sector on the basis of rates and our brand and its attributes.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is dependent on the capital levels of our U.S. banking subsidiaries. The Federal Deposit Insurance Act (“FDIA”) generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that the institution is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, or require an undercapitalized institution to take certain actions applicable to significantly undercapitalized institutions, all of which would adversely impact the institution’s ability to accept brokered deposits.

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

•

The Electronic Funds Transfer Act (which, among other things, governs disclosures and settlement of transactions for electronic funds transfers and customer rights and liability arising from the use of ATMs and other electronic banking services and, after the enactment of Dodd-Frank, imposes a cap on debit card interchange fees and prohibits exclusivity arrangements for payment card networks)

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	The CFPA (Title X of Dodd-Frank)

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages)

•

Regulation Z (which implements TILA and was recently amended by the Federal Reserve to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act)

•	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices (“UDAAP”) in offering consumer financial products and services

In the United States, certain applicable federal and state Privacy, Data Protection and Information Security Laws govern the collection, use, sharing and safeguarding of customer information by financial institutions, including certain requirements related to security breach notification. Other countries in which we operate, including those in the European Union, also have certain applicable Privacy, Data Protection and Information Security Laws that govern the collection, use, sharing and safeguarding of customer information by financial institutions, in some cases more stringent than the requirements in the United States. U.S. federal legislation also regulates abusive debt collection practices. In addition, a number of U.S. states, the European Union, and many foreign countries in which we operate have significant consumer credit protection and disclosure laws (in certain cases more stringent than the laws of the United States). Bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. As stated above, financial institutions, card issuers and card networks are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of these and other regulations and legislation that impact our business, see “Supervision and Regulation” below.

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

The regulatory environment in which we operate has become increasingly complex and robust, and supervisory efforts to apply relevant laws, regulations and policies have become more intense. The ultimate impact of this heightened scrutiny is uncertain, but internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to pricing, practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, additional restitution to Cardmembers and may result in additional regulatory actions which could include civil money penalties. In July 2012, the CFPB issued an industry bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. We are cooperating with regulators in their ongoing regulatory examinations of credit card add-on products. For information about ongoing reviews by several bank regulators, including the CFPB, relating to certain aspects of the Company’s U.S. consumer card practices, see “Consumer Financial Protection Act of 2010” within “Supervision and Regulation” below.

In August 2010, AEBFSB entered into a public, written supervisory agreement with the Office of Thrift Supervision (“OTS”), which was then its primary federal banking regulator, requiring AEBFSB to make certain enhancements to its compliance program and to complete certain corrective actions relating to compliance. This supervisory agreement continues to remain in effect following the transfer of supervision of AEBFSB from the OTS to the OCC. In October 2012, we announced that we reached settlements with several bank regulators, including the Federal Reserve, FDIC, OCC, UDFI and CFPB, to resolve reviews of certain aspects of our U.S. consumer card practices for compliance with certain consumer protection laws and regulations. Similar settlements were reached with several of our subsidiaries, including Centurion Bank, AEBFSB and TRS. The American Express entities agreed to pay civil money penalties totaling $27.5 million, and we, through our subsidiaries, established a restricted fund pool totaling $85 million for customer refunds (subject to adjustment depending on the ultimate amount of the refunds). The majority of those refunds is related to debt collection practices and late fee charges. For a further description of the settlements reached in October 2012, see “Legal Proceedings” below.

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

American Express U.S. Consumer Travel Network

The American Express U.S. Consumer Travel Network provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, the Consumer Travel Web site, and the American Express Representative Network (which consists of independently-owned travel agency locations that operate under the American Express brand). American Express U.S. Consumer Travel Network has distinguished itself in the luxury space through its Platinum Travel Services and Centurion® Travel Services, which service the needs of our premium Cardmembers and support the exclusive travel benefits that we provide for them. These exclusive travel benefits include the International Airline Program, which offers an international first- and/or business-class companion ticket offer on qualifying tickets with 26 world-class airlines, and the Fine Hotels & Resorts program, which is a luxury hotel program offering value-added amenities.

In addition, we operate a wholesale tour operator business in the United States through Travel Impressions, a wholly-owned subsidiary of TRS. As a tour operator, Travel Impressions secures inventory from suppliers such as airlines, hotels, auto rental companies and ground operators, which it then packages and sells to consumers through travel agencies and travel agent consortia in the United States. Travel Impressions also manages and operates American Express Vacations, selling tour packages direct to consumers through the AmericanExpressVacations.com Web site, which can be accessed through the Consumer Travel Web site and internationally through travel agents who work for the American Express international travel business. Travel Impressions is consistently recognized by its customers for outstanding services, including being named Travel Weekly’s “Best Tour Operator, Sales and Service,” for eight years in a row.

Our Consumer Travel Web site, amextravel.com, which is powered by Orbitz Worldwide, was redesigned and enhanced during 2012. The Web site offers a full range of travel rates and discounts on airfares, hotels, car rentals, cruises and full vacation packages, with customer service for the Web site offered 24/7. The Web site also provides travel planning resources and, for American Express Cardmembers, benefits such as earning one extra Membership Rewards® point when booking travel using a Card enrolled in the Membership Rewards program. In addition, Cardmembers are able to Pay with Points by redeeming Membership Rewards points for some categories of travel through our Consumer Travel Web site, as well as through our call centers and American Express-owned travel service offices.

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

American Express U.S. Consumer Travel Network — Regulation

The American Express U.S. Consumer Travel Network is subject to domestic and international laws applicable to the provision of travel services, including: licensure requirements; laws and regulations regarding passenger protections such as the Enhancing Airline Passenger Protections rule issued by the U.S. Department of Transportation; and laws and regulations regarding passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. Additionally, the American Express U.S. Consumer Travel Network is subject to certain applicable U.S. state and federal Privacy, Data Protection, and Information Security Laws, including certain requirements related to breach notification, and, as a result of American Express Company and TRS each being bank holding companies, our business is also subject to certain activity restrictions under the BHC Act and certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For more information about the applicable activity restrictions under the BHC Act, see “Supervision and Regulation” below.

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those countries that we believe offer us the greatest financial opportunity. For a discussion of Cards issued internationally through our GNS partner relationships, see “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2012. These are Cards that we issue, either on our own or as co-brands with partnering institutions. In 2012, among other new proprietary products, we announced or launched several new co-branded products, including Aerolineas Argentinas in Argentina and Jet Airways in India. We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. Also, as in the United States, we issue Cards internationally under distribution agreements with financial services institutions. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue Cards with some of the largest professional associations in that country. In Australia, affinity cards are a substantial part of our consumer lending portfolio.

As in the United States, the Membership Rewards® program is a strong driver of Cardmember spending in the international consumer business. We have more than 1,300 redemption partners across our international business, with an average of approximately 58 partners in each country; approximately 25% of these partners are in the travel industry. Cardmembers can redeem their points with more than 30 airlines and 13 global hotel chains. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2012, we continued to enhance our rewards programs in several countries, providing more flexibility in the way Cardmembers can use their rewards points and upgrading digital capabilities to give Cardmembers access to rewards through mobile and online channels.

We continue to build on our strengths and look for further opportunities to increase our presence internationally. In 2011, we acquired a controlling interest in Loyalty Partner, a leading marketing services company known for the loyalty programs it operates in Germany and Poland, and more recently in India and Mexico. This acquisition has furthered our strategy to grow fee-based revenue, deepened our merchant relationships in select countries, added approximately 50 million consumers to our international customer base and expanded our range of rewards and loyalty marketing services. Loyalty Partner builds merchant coalitions, such as its Payback® program, and offers loyalty cards good for discounts and rewards at participating coalition partners. Merchants fund the consumer offers and are responsible for the accumulated loyalty points, and Loyalty Partner earns revenue from operating the loyalty platform and by providing marketing support. In 2012, we launched, through Loyalty Partner, the Payback program in Mexico, which utilizes digital offers and coupons, and is the first time Loyalty Partner has launched with an integrated American Express card product. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. Using these services, merchants are able to run targeted and tailored campaigns across all available channels.

Membership Travel Services International provides premium travel and concierge services to our Platinum and Centurion Cardmembers, through 25 exclusively dedicated call centers in 23 international countries. We deliver exclusively negotiated travel and lifestyle benefits to premium Cardmembers including the Fine Hotels & Resorts Program, American Express® Vacations and American Express International Airline Program. In addition, we provide exclusive access to events and airport lounge access to our premium Cardmembers.

We offer the flexibility of payment for travel and concierge services by allowing International Consumer Cardmembers to use their Membership Rewards points to pay for their travel purchases in 15 countries outside the United States.

International Proprietary Consumer Card — Competition

Compared with the United States, consumers outside the United States use general-purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging market countries only just beginning to transition to card usage in any meaningful way. Although our geographic scope is widespread, we generally do not have significant share in the countries in which we operate internationally. Our proprietary Card-issuing business is subject to competition from multinational banks, such as Banco Santander, Citibank and HSBC, as well as many local banks and financial institutions. We view Banco Santander and Citibank as our strongest competitors on a global basis, as they currently offer card products in a large number of countries.

International Proprietary Consumer Card — Regulation

As discussed elsewhere in this report, regulators continued to propose and enact a variety of new regulatory changes to the payments industry during the course of 2012.

In Europe, the EU continued in its efforts to work towards greater harmonization on a number of fronts, in particular in relation to payments, the AML regime and data protection. The EU continues to sponsor initiatives in relation to the cross border issuing of credit, recurring transactions and the merger of the PSD and the E-Money Directive. These pan-European initiatives have been supplemented by a broad range of consumer protection and transparency initiatives at an individual Member State level.

In countries outside Europe, we have seen regulators initiate new regulations in relation to a number of key themes, particularly responsible lending (such as Canada, New Zealand and Singapore), privacy and data protection (such as Australia, Canada, Mexico and Singapore) and financial crime.

Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations towards paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.

We expect this activity to continue in 2013. We continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

In our Global Commercial Services (“GCS”) segment, we provide expense management and travel services to companies and organizations worldwide through our Global Corporate Payments and Global Business Travel businesses. American Express is a leading provider of corporate payment solutions and a leading travel management company for businesses worldwide. During 2012, we added or retained several major Global Corporate Payments clients in the United States and internationally, including AXA, DuPont, Sanofi, Beats Electronics, Phillips-Van Heusen and DeVry. Additionally, in 2012, we added or retained several Global Business Travel clients in the United States and internationally, including LVMH, General Motors, EMC Corporation, Tyco and Air Products.

GCS offers a wide range of expense management and travel-related products and services to companies worldwide, including:

•	A comprehensive offering of Corporate Card Programs, such as:

–	Corporate Cards: issued to individuals through a corporate account established by their employer and that many business Cardmembers use to manage travel and entertainment spending

–	Corporate Meeting Cards: provided primarily to corporate meeting planners as a tool to help companies control their meetings and events expenses

–	Business Travel Accounts (“BTAs”): centrally billed to and paid directly by corporate clients, BTAs are used by companies to pay for their employees’ travel expenses

•	A suite of Business-to-Business (“B2B”) Payment Solutions, including:

–	Corporate Purchasing Card: an account established by companies to pay for everyday and large-ticket business expenses such as office and computer supplies

–	vPayment: offers companies single-use virtual account numbers for business-related purchases and permits the processing of transactions with fraud controls

–	Buyer-Initiated Payments (“BIP”): an electronic solution for companies looking to automate their accounts payable processes

•	A variety of business travel-related products, services and solutions, including:

–	Travel Services: online, offline and on-the-go travel offerings tailored to client needs

–	Meetings & Events: a suite of solutions and tools to help organizations of all sizes gain control of and insight into their meetings spend and help mitigate risk

–	Advisory Services: a leading practice line offering tools and consulting to help companies maximize their travel program through compliance and solution optimization

Global Corporate Payments

Global Corporate Payments (“GCP”) offers a range of payments and expense management solutions to companies worldwide through our Corporate Card Programs and Business-to-Business Payment Solutions.

Corporate Card Programs

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel, entertainment and everyday business expenses and negotiate more effectively with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 44 countries and territories, and have international dollar/euro Corporate Cards available in 124 countries and territories. We also offer Corporate Cards issued through our GNS partner relationships in an additional 32 countries and territories. In 2012, we launched BTA enhancements in Germany and Mexico. In addition, we upgraded the BTA capability globally to provide improved transaction querying and faster reporting for our travel management company partners.

With the heightened focus on cost containment, many companies are increasingly interested in our Corporate Meeting Card program which helps businesses control meeting-related expenses. It allows clients to capture meeting spending, simplify the payment process and gain access to data that supports negotiations with suppliers.

American Express also partners with many other companies around the world to offer a number of co-brand Corporate Cards in various countries. To date, American Express has 13 Corporate Card co-brand partnerships issued in 15 countries and territories. These products, typically suited for mid-sized companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide), provide savings on everyday business spending and/or air travel. GCP is focused on continuing to expand its business with mid-sized companies, which represent a significant growth opportunity. Businesses of this size often do not have a corporate card program; however, once enrolled, mid-sized companies typically put a significant portion of their business spending on the Corporate Card because they can gain control, savings and employee benefits.

GCP offers the Savings at Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provide companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services. Corporate Cardmembers can also take advantage of our Membership Rewards program to earn points that can be redeemed for air travel and hotel stays, as well as retail, home and recreation items. In select markets we also offer Corporate Membership Rewards that allows a company to earn points to redeem for enterprise-level rewards. Membership Rewards is an effective tool for encouraging Corporate Card usage, leading to greater expense control and savings.

Business-to-Business Payment Solutions

We offer a series of Business-to-Business Payment Solutions to help companies manage B2B spending. These solutions provide a variety of benefits to companies, including cost savings, process efficiency, improved cash flow and increased visibility, and control and security over business expenses. This type of spending by companies also helps to diversify our spend mix. The Corporate Purchasing Card helps large corporations and mid-sized companies manage their everyday spending. It is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment. We issue local currency Corporate Purchasing Cards in 29 countries. We also offer Corporate Purchasing Cards issued through our GNS partner relationships in an additional five countries.

vPayment, which offers companies single-use virtual account numbers, allows GCP clients to make payments with enhanced controls, data capture and reconciliation capabilities. Charges are authorized for a specified amount during a designated amount of time. The solution automates reconciliation, eliminates manual check requests, interfaces easily with a client’s enterprise resource planning (“ERP”), procurement and accounts payable systems, and can be used at one or more stages of the procurement-to-payables process.

Buyer Initiated Payments allows American Express to pay B2B suppliers electronically on behalf of our clients, permitting our clients to have more control over their payments, extend their own days payable outstanding (or “float”), and increase their cash on hand. Examples of BIP purchases by our clients include hospital equipment, industrial supplies, and construction and building materials. Airlines have used BIP for purchases of jet fuel. This solution is best suited for mid- to large-sized companies that want to transition rapidly to electronic payments, reduce supplier inquiries, convert from paper to electronic payments, and optimize cash flow. BIP is currently available to companies in the United States and Canada. In 2012, we launched BIP Express, a Web-hosted version of BIP, in Mexico and Germany.

In 2012, we launched PAYVE® in the United States, a payment service that enables companies to centralize the processing of multiple payment methods through a single electronic platform. PAYVE® enables companies to improve working capital and cash flow management while streamlining accounts payable processes.

Online Capabilities

GCP offers companies and individual Cardmembers the ability to manage their Corporate Card Programs, and offers companies the ability to manage their Business-to-Business Payment Solutions, on a 24/7 basis through a suite of secure Web-based online tools. American Express @ Work® provides clients’ authorized users online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their Corporate Card, Corporate Purchasing Card, BTA and Corporate Meeting Card accounts. Cardmembers can use the online Manage Your Card Account tool to manage their individual Corporate Card account. Business-to-Business Payment Solutions also offers clients the option to use online access to manage their vPayment and BIP solutions.

Global Corporate Payments — Competition

The corporate payments sector is dynamic and highly competitive, with much overlap between corporate and consumer payment cards and services and competition increasingly intense at both the network and payment provider levels.

At the network level, we have experienced increasing competition including intense price competition, aggressive expansion into new and emerging segments, efforts to transition B2B spend from cash and check to cards and electronic invoicing and payment vehicles, and increasing support from the networks in the sales process. Both Visa and MasterCard continue to support card issuers such as Citibank, JPMorgan Chase and U.S. Bank to build and support data collection and reporting necessary to satisfy customer requirements.

At the payment provider level, we are seeing increased competition, particularly for mid-sized companies, from both regional banks and national banks, such as Bank of America and JPMorgan Chase. Payment providers have expanded global issuance footprints and product portfolios by forming partnerships and improving proprietary capabilities. Global servicing, data quality, technological functionality and simplicity, customer experience, and price and other financial terms are among the key competitive factors in the corporate payments business.

Global Corporate Payments — Regulation

The GCP business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well as laws that generally prohibit engaging in unfair, deceptive or abusive acts or business practices. We are also subject to certain state laws that regulate fees and charges on our products. In the United States, we are subject to certain applicable Privacy, Data Protection and Information Security Laws, including certain requirements related to breach notification. Other countries in which we operate, including those in the European Union, also have certain applicable Privacy, Data Protection and Information Security Laws, in some cases more stringent than the requirements in the United States. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. As discussed above, along with the rest of our business, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of this legislation and its effect on our business, see “Supervision and Regulation” below. In some countries, regulation of card practices and consumer protection legislation may apply to some corporate payments relationships.

Global Business Travel

American Express Global Business Travel (“GBT”) provides globally integrated solutions, both online and offline, as well as through mobile applications, to help organizations manage and optimize their travel expenses and service their traveling employees. GBT seeks to provide our clients with dependability, deep insight and a comprehensive network. With clients ranging from small businesses to multinational and global corporations, we provide: travel reservation advice and transaction processing through a global network that is available 24 hours per day; preferred partnerships with airline, hotel, car and limousine companies; travel expense management policy consultation; meeting management, supplier negotiation and consultation; advisory services, management information reporting, business intelligence, data analysis, research and benchmarking; group and incentive travel services; policy control advice; and mobile applications that help travelers be more efficient when traveling for business purposes.

We continue to evaluate our economic model and invest in new products, services and technologies to enhance the value that we deliver to our clients and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels) and now generate more revenues from clients who pay for the services that we provide. In addition, we have adjusted our expense base to reflect the shift of client preferences for some types of transactions from high-touch personal service to automated servicing.

We launched several new programs to support our corporate clients in 2012. For example, we enhanced our hotel offering by providing additional rates and including additional properties that do not load content in various travel booking engines. We also made enhancements to our mobile travel solution, MOBILEXTEND®, including platform upgrades and the launch of AX Connect Location & Communication, which helps travel managers locate and provide a level of care to travelers in the case of travel emergencies or disruption.

Global Business Travel — Competition

GBT continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines, other travel suppliers and new entrants. Competition among travel management companies is mainly based on price, service, value creation, convenience, global capabilities and proximity to the customer. Competition also comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents. New entrants could also represent additional competition along the end-to-end travel value chain, which could impact competition in the medium to long term.

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

Overall, intense competition among travel management companies, the ongoing trends of increasing direct sales by airlines, the rise of low-cost carriers, ongoing reductions in or elimination of airline commissions and fees and the shift of customer preferences to online channels and automated servicing tools, continue to put pressure on revenue and profitability for travel agencies.

As noted above, the travel business is broad with much overlap between consumer and business travel. See “American Express U.S. Consumer Travel Network — Competition” under “U.S. Card Services” above for additional information on the competitive environment in the travel business.

Global Business Travel — Regulation

The GBT business is subject to domestic and international laws applicable to the provision of travel services, including licensure requirements, as well as laws and regulations regarding passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. In the United States, we are subject to certain applicable Privacy, Data Protection and Information Security Laws, including certain requirements related to security breach notification. Other countries in which we operate, including those in the European Union, also have certain applicable Privacy, Data Protection and Information Security Laws to which we are subject, in some cases more stringent than the requirements in the United States. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us and, as a result of American Express Company and TRS each being bank holding companies, GBT is also subject to certain activity restrictions under the BHC Act and certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For more information about the applicable activity restrictions under the BHC Act, see “Supervision and Regulation” below.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, the Company’s publishing business, as well as other company operations. We also discuss information relevant to the Company as a whole in this section.

As discussed in “Consolidated Capital Resources and Liquidity” on page 29 of our 2012 Annual Report to Shareholders, our corporate liquidity objective is to maintain access to cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet expected future financing obligations and business requirements for at least a twelve-month period. A large portion of the interest expense in Corporate & Other includes the interest expense related to maintaining this liquidity pool since all of our businesses benefit from the liquidity, as well as interest expense related to other corporate indebtedness.

Enterprise Growth Group

The Enterprise Growth Group was established to pursue new forms of payments and digital commerce that open American Express to new customer segments, new geographies across the world, and new products and services. Specifically, this includes establishing a digital services platform for the Company, expanding alternative mobile and online payment services, growing our prepaid products, forming new partnerships and building new revenue streams beyond the traditional Card and travel businesses. Enterprise Growth seeks to optimize our assets and capabilities and build or acquire the talent, businesses and platforms required to deliver new forms of growth in the digital economy. The group consists of three core business units: Online and Mobile which includes Serve Virtual Enterprises, Inc. or “Serve” (formerly known as Revolution Money), Fee Based Services and Global Payment Options. The group also includes the corporate development function (the Company’s mergers and acquisitions group).

Online and Mobile Payments

The Online and Mobile business unit is responsible for developing next generation payment capabilities and associated services that can expand the role we play in the digital economy. Since launching Serve, we have been working to develop capabilities on the platform to support future digital initiatives and to allow us to deliver more alternative payment options. Serve® is available in the United States as a digital software-based platform where consumers can spend, send and receive money, and make person-to-person payments online at serve.com, via mobile phones and make purchases via the Serve card at merchants that accept American Express Cards. Serve unifies multiple payment options into a single account that can be funded with cash via a Green Dot MoneyPak, from a bank account, debit, credit or charge card, or by receiving money from another Serve account. In 2012, we launched Serve Deals & Offers, which allows Serve customers to get discounts on local offerings based on their communicated interests.

In addition to direct-to-consumer distribution activities through the online channel, we have established business relationships in the mobile, e-commerce, not-for-profit and gaming space to build capabilities and drive adoption of the Serve platform. We are focused on working with partners that have large customer bases that would benefit from embedding

Serve directly into their payment path and rolling out easy-to-use digital payment solutions for consumers and businesses. For example, during 2012 we partnered with Zynga to launch Zynga Serve Rewards, a new program that offers in-game incentives for everyday spending. We also developed a Facebook app that allows people to send and request money within a wall post in Facebook.

The team is also responsible for expanding our presence in emerging markets. We continue to identify market strategies that include introducing new payment forms outside our charge and credit products and services, embracing new online and mobile payment technologies, and formulating strategic relationships to generate new, international revenue streams. For example, as a result of our partnership with the Lianlian Group, the mobile top-up company has leveraged the Serve platform in connection with the processing of certain top-up transactions in three provinces in China as of the end of 2012.

Online and Mobile Payments — Competition

The online and mobile payments sector is dynamic and highly competitive, with a variety of different competitors that offer or are developing payment systems in e-commerce and across mobile devices, and with frequent product introductions in response to evolving consumer habits and merchant needs. These competitors include traditional financial institutions, such as credit card issuers and networks, and increasingly alternative payment providers, such as PayPal, Google Wallet and Square, as well as other non-traditional industry players, such as mobile operators, handset manufacturers, technology companies, retailers and other start-ups and new entrants to the payments industry. Partnerships are also being formed among various competitors, such as partnerships between PayPal and Discover and between Square and Starbucks. Among other services, these competitors provide or are seeking to develop digital payment capabilities that can be used to buy and sell goods online, alternative point-of-sale systems that enable digital payments at the physical point of sale, and services that support payments to and from deposit accounts or proprietary accounts for digital, mobile commerce and other applications. A number of competitors rely principally on the Internet and wireless communication networks to support their services, and may enjoy lower costs than we do. Other competitors working to deliver digital and mobile payment services may have and may deploy substantially greater cash reserves and other financial resources than we have or may offer a wider range of services and capabilities than we offer. Consumer and merchant adoption is a key competitive factor and our competitors may develop platforms or technologies that become more widely adopted than ours. Micro-payments on social networks are relatively small today but have the potential to grow rapidly, representing the possibility for competition from a new payment form. Competition will remain fierce as payment services and technologies continue to evolve.

Fee Based Services

The Fee Based Services team within Enterprise Growth is tasked with creating and managing businesses that can generate new, non-card payment and e-commerce revenue streams by capitalizing on the existing assets of American Express. The Fee Based Services team is responsible for supporting our LoyaltyEdge® offering, a private-labeled loyalty solution that helps companies like Delta Air Lines and FedEx design, implement and manage customized points-based loyalty programs to engage and retain their customers. The team also supports the online retail site, vente-privee USA LLC, a joint venture between American Express and vente-privee.com, Europe’s leader in online private sales of luxury goods.

Foreign Exchange Services is part of the Fee Based Services organization and consists of retail and wholesale foreign exchange services and the FX International Payments operation. Our retail foreign exchange business is concentrated primarily in key international airports, including multiple airport locations in Europe (London Heathrow, Edinburgh, Madrid, Vienna, Geneva and Nice). This airport-based retail business is supplemented in Australia and Singapore with foreign exchange offices in city locations and through selected partner locations serving retail customers in those countries. In 2012, we announced the expansion of our airport portfolio to include Birmingham (U.K.), Copenhagen and Rome international airports. Our online FX International Payments service enables companies, financial institutions and, in the case of Australia and the United Kingdom, consumers to make cross-border payments in foreign currencies quickly and efficiently.

Global Payment Options

Global Payment Options (“GPO”) offers a wide range of prepaid payment products, including both reloadable and non-reloadable prepaid payment products. For example, GPO offers the American Express® Gift Card, a variety of incentive rebate and reward prepaid cards, as well as several general purpose prepaid reloadable cards. In 2012, we launched a reloadable prepaid card issued by TRS, available at Walmart stores across the United States and online to U.S. residents called Bluebird®. Bluebird is a general purpose prepaid reloadable card that has no minimum balance, no monthly, annual, activation, inactivity or dormancy fees and customer service support free of charge. Bluebird is not FDIC-insured, but is issued under state money transmitter licenses. With Bluebird and our other general purpose reloadable prepaid cards, we hope to serve new customer segments that do not rely on traditional charge and credit cards or debit and checking products to manage day-to-day finances. We also launched a gift card in the United Kingdom (issued through our e-money licensed entity, American Express Advanced Services Europe Ltd.).

In addition, we have been in the business of issuing and selling Travelers Cheques since 1891. We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are currently available in U.S. dollars and seven foreign currencies. We also issue and sell other forms of paper Travelers Cheques, including American Express® Gift Cheques (“Gift Cheques”), which are available in U.S. and Canadian dollars. Sales of Travelers Cheques and net interest income from the Travelers Cheque investment portfolio continued to decline in 2012. We also issue general purpose reloadable prepaid travel cards in different denominations in the United States, Australia, Brazil, South Africa, India and China.

We sell American Express prepaid products through a variety of channels globally, including sales directly to customers via the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets across multiple countries, including American Express travel offices, third-party financial institutions and select independent agents. Gift cards are available at americanexpress.com, in malls and retail locations and in bank branches. Reloadable prepaid products are available in selling locations as well as online in the United States.

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

Global Payment Options — Regulation

As an issuer of Travelers Cheques and prepaid cards, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers check (and, where applicable, prepaid card) issuers to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid cards in accordance with applicable law, predominantly in highly rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. Many states examine licensees annually.

In addition, the Bank Secrecy Act as amended by the Patriot Act requires, among other things, the registration of travelers check issuers and the providers of foreign exchange services as “Money Service Businesses” and compliance with applicable AML recordkeeping and reporting requirements. Further, the Bank Secrecy Act, as amended in 2011, requires that we maintain an effective AML program for prepaid access products. Outside the United States, there are varying licensing and AML requirements, including some that are similar to those in the United States.

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

We continuously monitor state legislative activity concerning any of our GPO prepaid offerings. In certain states where regulation continues to restrict fees and has made it unprofitable for us to offer prepaid cards, we have either limited or withdrawn from selling in these states.

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

Global Services comprised principally the following divisions:

World Service

Our U.S. and international service organizations have been consolidated under World Service. Our customer service units have worked over a number of years to ensure outstanding service to customers, while at the same time improving operating margins. As mentioned above, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 10 of the largest card issuers in the United States for the sixth consecutive year.

Global Business Services

The Global Business Services division is a shared services organization that includes procurement, real estate, human resources operations and processing, financial operations and processing, and business transformation. These internal process-driven activities have been consolidated to simplify and standardize processes for increased quality, efficiency and cost savings.

Global Credit Administration

Global Credit Administration (“GCA”) is responsible for the end-to-end management of our credit, collections and fraud operations around the world. GCA aims to strike the right balance between helping Cardmembers in need through a range of repayment options, and taking actions to recover balances and limit exposure for American Express.

Technologies

We continue to make investments in our systems and infrastructure to allow faster introduction and greater customization of products, while maintaining the security of customer data. We also are using technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the Card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new Cards to an account and resolving customer satisfaction issues. In international markets, we are enhancing our global platforms and capabilities, such as in revolving credit.

We continue to devote resources to our technology platform to ensure the highest level of data integrity, information security, data protection and privacy. Our internal IT organization retains our key technology competencies, such as information technology strategy and information security, while outsourcing most of our technology infrastructure management and application development and maintenance to third-party service providers. This enables us to benefit from third-party expertise and lower information technology costs per transaction. We continue our efforts to safeguard the data entrusted to us in accordance with our internal policies and applicable Privacy, Data Protection and Information Security Laws, as described under “Supervision and Regulation — Privacy and Data Protection” below.

We continue to leverage online channels to lower costs, improve service quality and enhance our business model. As of the end of 2012, customers had enrolled approximately 30 million Cards globally in our online account management capability known as the “Manage Your Card Account” service. This service enables Cardmembers to review all of their card transactions online, pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online in accordance with applicable Privacy, Data Protection and Information Security Laws. We now have an online presence in 22 countries around the world, including the United Kingdom, Australia, Italy, France, Mexico and Japan. We also have a presence on social media networks, such as Facebook, Foursquare and Twitter, which provide us with another channel to communicate and interact with our Cardmembers.

SUPERVISION AND REGULATION

Overview

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and AEBFSB, including prescribing standards relating to capital, earnings, liquidity, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, risk management, internal audit systems, loan documentation, credit underwriting, asset growth and impaired assets, among other things. Such laws and regulations are intended primarily for the protection of our depositors and other customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or other creditors. Following the financial crisis of 2008, new laws and regulations were promulgated and supervisory efforts to apply laws, regulations and policies have become more intense through increased examination scrutiny, heightened regulatory expectations regarding compliance and enforcement actions.

American Express Company and TRS are bank holding companies, and have elected to be treated as financial holding companies, under the BHC Act. As bank holding companies under the BHC Act, American Express Company and TRS are subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. depository institution subsidiaries. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions, and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. The Company and its subsidiaries, including Centurion Bank and AEBFSB, also are subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with certain federal consumer financial laws, including, among other laws, the CFPA and the TILA, as discussed further below under “— Consumer Financial Protection Act of 2010.”

Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of

2002 (“Sarbanes-Oxley”) and related regulations and rules of the SEC and the New York Stock Exchange. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) as well as the enforcement of both existing and new laws and regulations, could materially adversely affect our financial condition or results of operations. In addition to the discussion in this section, see “Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens and lead to decreased transaction volumes and revenues through our network” in “Risk Factors” below for a further discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank, which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Among other things, Dodd-Frank created a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”), which oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the SEC, the U.S. Commodity Futures Trading Commission, the OCC and the FDIC) in establishing regulations to address financial stability concerns. Dodd-Frank also directs the FSOC to make recommendations to the Federal Reserve as to supervisory requirements and prudential standards applicable to bank holding companies with $50 billion or more in total consolidated assets, which include the Company, and nonbank financial companies designated by the FSOC for supervision by the Federal Reserve. As discussed further throughout this section, certain aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us or across the industry. In addition to the discussion in this section, see “The Dodd-Frank Wall Street Reform and Consumer Protection Act may continue to have a significant adverse impact on our business, results of operations and financial condition” in “Risk Factors” below for further discussion of the potential impact resulting from the implementation of Dodd-Frank.

Consumer Financial Protection Act of 2010

Enacted as part of Dodd-Frank, the CFPA created the CFPB, a consumer financial services regulator. On July 21, 2011, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including the CFPA and the TILA, became subject to supervision and examination by the CFPB. The CFPB also assumed responsibility from our current banking regulators for supervision, examination and enforcement of Centurion Bank, AEBFSB and their affiliates, including the Company, with respect to such federal consumer financial laws and then-existing regulations implementing those laws.

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

In July 2012 the CFPB issued an industry bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. We are cooperating with regulators in their ongoing regulatory examinations of credit card add-on products. For a description of the settlements reached with, and ongoing reviews by, several bank regulators, including the CFPB, relating to certain aspects of the Company’s U.S. consumer card practices, see “Card-Issuing Business and Deposit Programs — Regulation” under “U.S. Card Services” above.

Financial Holding Company Status and Activities

The BHC Act limits the nonbanking activities of bank holding companies. The activities of bank holding companies that have not elected to be treated as “financial holding companies” are restricted to those activities that the Federal Reserve has determined are “so closely related to banking as to be a proper incident thereto.” An eligible bank holding company may elect to be treated as a financial holding company, which is authorized to engage in a broader range of financial activities. A financial holding company may engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior Federal Reserve approval) complementary to a financial activity and that does not pose a substantial risk to the safety or soundness of a depository institution or to the financial system generally. As a financial holding company, American Express engages in various activities permissible only for a bank holding company that has elected to be treated as a financial holding company including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services.

For a bank holding company to become and remain eligible for financial holding company status, the bank holding company and each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed,” and each of its subsidiary U.S. depository institutions must have received at least a satisfactory rating on its most recent assessment under the Community Reinvestment Act of 1977 (the “CRA”). If the bank holding company fails to meet applicable standards for financial holding company status (which, in most cases, is confidential supervisory information), it is likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest its subsidiary U.S. depository institutions.

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

In October 2012, the Federal Reserve issued rules relating to supervisory and company-run stress tests for large bank holding companies, discussed below under “Stress Testing.” With respect to the remaining enhanced prudential standards, in January 2012, the Federal Reserve published a notice of proposed rulemaking to implement many of the heightened prudential requirements, which would require the following:

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

–	production of comprehensive cash flow projections and identification and quantification of discrete and cumulative cash flow mismatches;

–	regular stress testing of cash flow projections over various time horizons;

–	establishment and maintenance of a contingency funding plan that sets out strategies for addressing liquidity needs during liquidity stress events;

–

establishment and maintenance of limits on potential sources of liquidity risk, including concentrations of funding, maturity of specified liabilities within various time horizons, and off-balance sheet exposures that could create funding needs during liquidity stress events; and

–	variety of monitoring requirements.

The Federal Reserve noted that it would “implement the second stage” of a regulatory liquidity framework for bank holding companies with at least $50 billion in consolidated assets, or a subset of such bank holding companies, through future proposals that would require such bank holding companies to satisfy specific liquidity requirements derived from or consistent with the international liquidity standards incorporated into the Basel III framework (discussed below).

•

Single Counterparty Credit Exposure Limits: Under the proposed rule, beginning October 1, 2013, bank holding companies with $50 billion or more in consolidated assets generally would be subject to a limit on aggregate net credit exposure with any single unaffiliated counterparty equal to 25% of capital stock and surplus.

•

Enhanced Risk Management Requirements: Under the proposed rule, bank holding companies with $50 billion or more in consolidated assets would be required to establish a dedicated risk committee reporting directly to the company’s board of directors, comprised of members of the bank holding company’s board of directors, which would document, review and approve the enterprise-wide risk management practices of the company. The risk committee would be required to have an appropriate number of independent directors, would be required to have at least one risk management expert and would be required to oversee the operation of an enterprise-wide risk management framework commensurate with the company’s capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and would be subject to certain governance provisions set forth in the proposed rule. Such bank holding companies, including the Company, would also be required to appoint a Chief Risk Officer.

Because the proposed rule is not final, the ultimate impact of these measures on us is not certain.

Dodd-Frank also mandates that certain expenses of the Office of Financial Research, which include, among other things, the operating expenses of the FSOC and certain expenses of the FDIC, be funded through assessments on bank holding companies with $50 billion or more in consolidated assets, such as the Company, and certain other non-bank financial companies supervised by the Federal Reserve. In May 2012, the U.S. Treasury issued a rule setting forth the manner in which these assessments would be made. Under this rule, the total of the covered expenses will be distributed pro rata (based on consolidated assets) among bank holding companies with $50 billion or more in consolidated assets.

Stress Testing

In October 2012, the Federal Reserve issued rules relating to supervisory and company-run stress tests for large bank holding companies. These rules require analyses of certain large bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions (so-called “stress tests”). These rules implement a key portion of the enhanced prudential requirements of Dodd-Frank and include the following:

•

Supervisory Stress Testing: The Federal Reserve must conduct annual stress tests of bank holding companies with at least $50 billion in total consolidated assets. Under this rule, the stress tests use a minimum of three economic and financial scenarios generated by the Federal Reserve (baseline, adverse and severely adverse), and be based on methodologies and data that the Federal Reserve will make available to companies no later than November 15 of each year. A summary of results of individual stress tests will be made public by the Federal Reserve on a company-specific basis.

•

Company Stress Testing: Bank holding companies with at least $50 billion in total consolidated assets and that participated in the 2009 Supervisory Capital Assessment Program, such as the Company, are also required to conduct a similar stress test on a semiannual basis. A summary of the results of each of these tests must be publicly disclosed. Dodd-Frank requires the other federal bank regulators to issue regulations that are consistent with the stress test regulations issued by the Federal Reserve, which would ultimately apply to Centurion Bank and AEBFSB. In October 2012, the FDIC and the OCC issued rules to implement the annual company stress testing requirements that would be applicable to Centurion Bank and AEBFSB, respectively.

The Federal Reserve applies its stress tests rules and its capital planning requirements, discussed in “Capital Planning” below, on a consolidated basis.

Capital Planning

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

Each capital plan must consider a minimum of four planning scenarios, including separate baseline and stressed scenarios developed by the bank holding company and the Federal Reserve. The stressed scenario developed by the Federal Reserve for the 2013 process is designed to represent an outcome that, in the opinion of the Federal Reserve, is unlikely, but could occur if the U.S. economy were to experience a deep recession while at the same time economic activity in other major economies were also to contract significantly. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s approval or non-objection to our capital plan. Likewise, the Federal Reserve may limit our ability to take any capital actions should the Company fail to include any intended action in its capital plan.

A bank holding company’s board of directors, or a designated committee thereof, is required, at least annually, to review the “robustness” of the bank holding company’s process for assessing capital adequacy, ensure that any deficiencies are remedied and approve the capital plan.

In its review of the capital plan, the Federal Reserve will consider the plan’s comprehensiveness, the reasonableness of its assumptions and analysis, and the bank holding company’s methodologies for reviewing the robustness of the capital adequacy process and ability to maintain capital above minimum regulatory ratios under expected and stressful conditions throughout the planning horizon. Based on its review, the Federal Reserve will either object or not object to the capital plan. The Federal Reserve has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans for approval. Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the Federal Reserve. If a bank holding company receives an objection to its capital plan, it must resubmit a revised plan within 30 days. Should the Federal Reserve object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions that the Federal Reserve has indicated non-objection to in writing.

The Federal Reserve has indicated that it intends to publish the results of its review of the portion of each bank holding company’s capital plan that relates to the stress scenario developed by the Federal Reserve. The information to be released will include, among other things, company-specific information about projected post-stress capital ratios and the minimum value of these ratios over the planning horizon. Additionally, the Federal Reserve may limit the Company’s capital actions should the Company fail to include any intended action in its approved 2013 capital plan.

In November 2012, the Federal Reserve released additional guidance and instructions for 2013 capital plans. Under this guidance, the Federal Reserve noted that certain large bank holding companies, such as the Company, will have limited ability to adjust downward planned capital actions in light of stress test results. Should an adjustment occur, however, the Federal Reserve intends to publicly disclose the results of stress tests using both the original and adjusted 2013 capital plans. Additionally, although they are not yet in effect, the Federal Reserve’s guidance requires a bank holding company to demonstrate that it can achieve the capital ratios required by the Basel III framework as it would come into effect.

On January 7, 2013, we submitted our comprehensive capital plan to the Federal Reserve. We expect a response from the Federal Reserve by March 14, 2013.

Dividends

The Company and TRS, as well as Centurion Bank and AEBFSB, are limited by banking statutes, regulations and supervisory policy in their ability to pay dividends. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and AEBFSB, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. As described below under “Prompt Corrective Action,” the FDIA also generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Dividend payments by the Company and TRS to shareholders are subject to the oversight of the Federal Reserve. It is Federal Reserve policy that bank holding companies generally should pay dividends on common stock to common shareholders only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Increasingly, however, the Federal Reserve has limited dividend payments to about 30% of earnings. Moreover, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve could prohibit a dividend by the Company or TRS that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Because the Company is a bank holding company with more than $50 billion in consolidated assets, its payment of dividends is subject to heightened regulatory requirements. The Company is required to include projected dividend payments in the capital plan required to be submitted to the Federal Reserve, discussed above under “Capital Planning,” and the restrictions imposed as part of the capital planning process will likely be the principal limitation on our ability to make capital distributions (including dividends and share repurchases). In addition, under the Federal Reserve’s final rule relating to capital plans released in November 2011, the Company generally is required to obtain prior approval from the Federal Reserve before it can make capital distributions, including dividend payments, under any of the following circumstances (regardless of whether the distribution is part of a capital plan to which the Federal Reserve has not objected):

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

Prior approval of a bank holding company’s capital distributions is not required for bank holding companies with $50 billion or more in consolidated assets that are well capitalized, provided the capital distribution does not exceed one percent of such company’s Tier 1 capital, the Company provides the Federal Reserve with at least 15 calendar days’ notice of the proposed distribution, and the Federal Reserve does not object. The Federal Reserve has indicated that capital plans implying dividend payout ratios above 30% of projected after-tax net income will receive “particularly close scrutiny.”

Living Wills

As noted above, we will be required to prepare and provide to regulators a resolution plan. The resolution plan is mandated under the Dodd-Frank Act, which requires bank holding companies with assets of $50 billion or greater to submit a plan for rapid and orderly resolution under the Bankruptcy Code in the event of material distress or failure. Pursuant to a rule that took effect in November 2011, the first such resolution plan for us is required to be submitted by December 31, 2013 and annual updates will be required thereafter. The establishment and maintenance of this resolution plan may, as a practical matter, present additional constraints on transactions and business arrangements between our bank and non-bank subsidiaries.

Activities and Acquisitions

As a bank holding company with insured depository institution subsidiaries, we are subject to banking laws and regulations that limit our activities, investments and acquisitions. In addition, acquisitions and investments are subject to the prior review and approval of our regulators, including the Federal Reserve, the OCC and the FDIC. The banking agencies have broad discretion in evaluating proposed acquisitions and investments. In deciding whether to approve an acquisition, federal banking agencies may consider, among other factors, effects of the acquisition on competition, financial and managerial resources, and financial stability; future prospects, including current and projected capital ratios and levels; the competence and expertise of management and our record of compliance with laws and regulations; public benefits; the convenience and needs of the community and our depository institution subsidiaries’ record of compliance with the CRA; risks to the stability of the U.S. banking or financial system; and our effectiveness in combating money laundering. As a financial holding company, we may engage in a broader range of financial and related activities than are otherwise permissible for bank holding companies as long as we continue to meet the eligibility requirements for financial holding companies noted above.

Among other things, the BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of any class of the voting securities of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association (the Bank Merger Act requires regulatory approval before a bank subsidiary may make such an acquisition); or (3) it may merge or consolidate with any other bank holding company.

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

Applicable federal and state laws also limit the ability of persons to invest in or acquire control of the Company without providing notice to or obtaining the approval of one or more of our regulators. The Change in Bank Control Act prohibits a person, entity, or group of persons or entities acting in concert, from directly or indirectly acquiring “control” of a bank holding company such as the Company, unless the Federal Reserve has been given prior notice and has not objected to the transaction. Under Federal Reserve regulations, the acquisition of 10% or more of a class of voting stock of the Company would generally create a rebuttable presumption of acquisition of control of the Company and require prior notice to and non-objection by the Federal Reserve. Additionally, under the BHC Act, any person or company is required to obtain the approval of the Federal Reserve before acquiring control of the Company, which, among other things, includes the acquisition of ownership of or control over 25% or more of any class of voting securities of the Company or the power to exercise a “controlling influence” over the Company. In the case of an acquirer that is a bank or bank holding company, the BHC Act requires approval of the Federal Reserve for the acquisition of ownership or control of any voting securities of the Company, if the acquisition results in the bank or bank holding company controlling more than 5% of the outstanding shares of any class of voting securities of the Company.

Source of Strength

Bank holding companies are required by statute to act as a source of strength to all of their insured depository institution subsidiaries. Therefore, the Company is required to act as a source of strength to Centurion Bank and AEBFSB and may be required to commit capital and financial resources to support both institutions. Such support may be required at times when, absent this requirement, the Company otherwise might determine not to provide it.

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

Capital Adequacy

The Company, TRS, Centurion Bank and AEBFSB are required to comply with the applicable capital adequacy rules established by the federal banking regulators. Currently, there are two risk-based measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve, as well as a leverage measure. As discussed further below, new risk-based and leverage measures have been proposed by the federal banking regulators.

The risk-based capital rules are designed to make regulatory capital requirements sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Capital ratios represent capital (as defined) as a percentage of total risk-weighted assets and off-balance-sheet items. As a supervisory matter, the federal bank regulatory agencies expect most bank holding companies, and in particular larger bank holding companies such as the Company, to maintain regulatory capital ratios that, at a minimum, qualify a bank holding company and its depository institution subsidiaries as “well capitalized.” The required ratios to qualify as well capitalized are currently a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and, for depository institutions, a leverage ratio of at least 5%. The Proposed Basel III Rules (as defined below), if implemented in the form proposed, will amend the capital ratios required for well capitalized status. The rules also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Following the recent financial crisis, the federal bank regulatory agencies have encouraged larger bank holding companies to maintain capital ratios appreciably above the “well capitalized” standard. Moreover, the Federal Reserve is focusing more on the regulatory requirement that common equity be the “predominant” element of Tier 1 capital. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” on pages 29-31 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

General Risk-Based Capital Rules

The Company, TRS, Centurion Bank and AEBFSB currently calculate regulatory capital ratios under rules adopted by the applicable federal bank regulatory agency, based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The applicable federal bank regulatory agencies refer to these capital rules as their “general risk-based capital rules.” Under these rules, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be composed of Tier 1 capital, which includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, and non-cumulative perpetual preferred stock (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill and certain other intangible assets. Tier 2 capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses.

Dodd-Frank applies to bank holding companies such as the Company the same risk-based capital and leverage requirements that apply to insured depository institutions. Going forward this will preclude the Company from including in

Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010 and, over a three-year period beginning January 1, 2013, and requires the Company to phase out all trust preferred securities and cumulative preferred stock from inclusion in its Tier 1 capital. The minimum requirement for the ratio of Tier 1 capital to risk-weighted assets is 4%.

The general risk-based capital rules state that the capital rules are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). The Federal Reserve may, therefore, set higher capital requirements for categories of banks (e.g., systemically important firms), or for an individual bank, as situations warrant. As discussed above, the Federal Reserve in fact expects large bank holding companies, such as the Company, and their depository institution subsidiaries to maintain regulatory capital ratios well in excess of these minimums.

Advanced Approaches Risk Based Capital Rules

In June 2004, the Basel Committee issued the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”). The applicable federal bank regulatory agencies refer to their Basel II-based rules as their “advanced approaches rules” and apply them only to banking institutions having $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures. The agencies refer to those institutions as “advanced approaches” institutions. The Company, Centurion Bank and AEBFSB are required to enter the parallel-run period and commence calculating their risk-based capital ratios under the advanced approaches risk-based capital rules, while continuing to calculate risk-based capital ratios under the general risk-based capital rules as a floor, by January 1, 2014, unless extended by their respective regulators. The U.S. advanced approaches risk-based capital rules, which became effective April 1, 2008, initially provided that advanced approaches institutions like the Company would calculate their capital requirements only under the new Basel II-based requirements after completion of three transitional floor periods, which themselves commence after a satisfactory parallel-run period of no less than four consecutive calendar quarters during which the institution is required to confidentially report regulatory capital under both the general and advanced approaches risk-based capital rules. However, the U.S. banking agencies have amended their capital rules to provide that minimum capital as required under the general risk-based capital rules will act as a floor for minimum capital requirements calculated in accordance with the advanced approaches risk-based capital rules.

In June 2012, the federal bank regulatory agencies released proposed rules implementing standardized approach to credit risk outlined in the Basel II-based rules (the “Standardized Approach Rules”). The Standardized Approach Rules would replace the risk-weighting categories for assets under the federal bank regulatory agencies’ general risk-based capital rules to provide a more risk-sensitive treatment for certain assets and to address weaknesses that the federal banking regulators identified over recent years. The new risk-weights for the standardized approach range from 0% to 600% as compared to the risk-weights of 0% to 100% in the federal bank regulatory agencies’ existing general risk-based capital rules. Higher risk weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives. The federal bank regulatory agencies’ June 2012 proposal provided that the Standardized Approach Rules will become effective on January 1, 2015, with an option for early adoption.

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, the federal bank regulatory agencies have established minimum leverage ratio rules for banking institutions (and, as further discussed below, the Proposed Basel III Rules will impose an additional leverage ratio). The federal bank regulatory agencies’ existing capital rules provide for a minimum ratio of Tier 1 capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3.0% for banking institutions that meet certain specified criteria, including having the highest regulatory rating. All other banking institutions are generally required to maintain a leverage ratio of at least 4.0%. The federal bank regulatory agencies’ proposed revised capital rules released in June 2012, in addition to addressing their Standardized Approach Rules and Proposed Basel III Rules (as defined below), if implemented, will eliminate the 3.0% minimum leverage ratio for certain banking institutions, with the consequence that all banking institutions will be required to maintain a Leverage Ratio of at least 4.0%.

Basel III

In June 2012, the federal bank regulatory agencies released proposed rules (the “Proposed Basel III Rules”) implementing the final framework for strengthening international capital and liquidity regulation, known as “Basel III,” released by the Basel Committee in December 2010. The Proposed Basel III Rules, among other things:

•

Introduce as a new capital measure “Common Equity Tier 1” (“CET1”), specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, require that most adjustments to regulatory capital measures (such as the deductions described below) be made to CET1 and not to the other components of capital, and expand the scope of the adjustments as compared to existing regulations

•	When fully phased in, require banking institutions to maintain:

–

a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% (there is no comparable CET1 requirement under either the federal bank regulatory agencies’ general or advanced approaches risk-based capital rules)

–

a minimum ratio of Tier 1 (that is, CET1 plus Additional Tier 1 capital) capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation (the current minimum requirement is 4.0% )

–

a minimum ratio of Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation (the current minimum requirement is 8.0%)

•

Apply to advanced approaches banking institutions only, including the Company, a new Basel III-based leverage ratio of at least 3.0%, calculated as the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures

•

For advanced approaches institutions only, introduce a “countercyclical capital buffer,” an add-on to the capital conservation buffer in the range of 0% to 2.5% (potentially resulting in total buffers of up to 5.0% being added to each of the ratios of CET1, Tier 1 Capital and Total capital to risk-weighted assets), which can be assessed with respect to certain banking institutions and bank holding companies, including the Company, when the relevant U.S. federal banking regulator determines excess aggregate credit growth becomes associated with a buildup of systemic risk

Banking institutions whose ratio of CET1, Tier 1 Capital or Total capital to risk-weighted assets is above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Proposed Basel III Rules provide for a number of new deductions from and adjustments to CET1. These include the requirement that deferred tax assets dependent upon future taxable income, significant investments in non-consolidated financial entities and mortgage servicing rights, be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The amount of these assets that is not deducted from CET1 will be risk weighted at 250%. Goodwill will be subject to a full deduction from CET1, which is consistent with the calculation of other capital ratios.

The federal bank regulatory agencies initially stated that the Proposed Basel III Rules would become effective on January 1, 2013, but in November 2012 indicated that the implementation of these rules would be delayed. The final rules as implemented and applicable to us may differ from the Proposed Basel III Rules or the Basel III final framework as published by the Basel Committee. Therefore, the implications for the Company’s and its subsidiaries’ regulatory capital requirements remain uncertain at this time.

In November 2011, the Basel Committee supplemented Basel III by issuing final provisions applying a new CET1 surcharge to certain global systemically important banks (“G-SIBs”). In a companion release addressing progress on a variety of financial regulatory reforms relating to global systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions and indicated that it used the G-SIB surcharge methodology in creating the list. The Company was not included on either the original or revised list of G-SIBs released in November 2012. While the Proposed Basel III Rules did not address the adoption of the surcharge on G-SIBs, the federal bank regulators noted that they plan to implement this surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s G-SIB surcharge proposal.

Liquidity Ratios under Basel III

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under a significantly severe liquidity stress scenario specified by supervisors. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

The Basel III liquidity framework contemplates that the LCR will be implemented beginning with 60% compliance required starting on January 1, 2015 with the remaining portion phased-in over the next four years in 10% increments, reaching 100% on January 1, 2019. The Basel III liquidity framework contemplates that the NSFR will be implemented as a minimum standard by January 1, 2018.

The Federal bank regulatory agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking institutions.

The Federal Reserve’s proposed heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “Heightened Prudential Requirements for Large Bank Holding Companies.”

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and AEBFSB) that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to restrictions on the acceptance of brokered deposits including Certificate of Deposit Account Registry Service deposits. The majority of the Company’s outstanding U.S. retail deposits has been raised through third-party channels, and such deposits are considered brokered deposits for bank regulatory purposes, although as part of our funding strategy, a majority of the deposits raised during 2012 were accepted directly from consumers through American Express Personal Savings, a set of deposit products offered by AEBFSB. For a description of our deposit programs, see “Deposit Programs” under “U.S. Card Services — Consumer and Small Business Services” above and “Deposit Programs” on page 33 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Early Remediation Regime

Dodd-Frank requires the establishment of an “early remediation” regime for bank holding companies with $50 billion or more in consolidated assets, including the Company. In January 2012, the Federal Reserve published a notice of proposed rulemaking that included a proposed early remediation system based in part on the prompt corrective action regime that currently applies to insured depository institutions under the FDIA. The proposed rule, however, utilizes “forward-looking” triggers based on capital and leverage, stress test requirements, risk management, liquidity and publicly available market data. Because these rules are not yet final, their ultimate impact on us is not certain.

Transactions Between Centurion Bank or AEBFSB and Their Respective Affiliates

Certain transactions (including loans and credit extensions from Centurion Bank and AEBFSB) between Centurion Bank and AEBFSB, on the one hand, and their affiliates (including the Company, TRS and their non-bank subsidiaries), on the other hand, are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and Federal Reserve regulation. Effective July 21, 2012, Dodd-Frank significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. Transactions subject to these restrictions are generally required to be made on an arms-length basis. These restrictions generally do not apply to transactions between a depository institution and its subsidiaries.

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

Each institution’s assessments are based on the average consolidated total assets less the average tangible equity of the insured depository institution during the assessment period (the “assessment base”). The assessment rate applicable to large depository institutions, such as Centurion Bank and AEBFSB, is adjusted based upon the insured depository institution’s ratio of (1) long-term unsecured debt to the assessment base, (2) long-term unsecured debt issued by another insured depository institution to the assessment base and (3) brokered deposits to the assessment base. The adjustments for brokered deposits to the assessment base do not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The rules permit the FDIC to impose additional discretionary assessment rate adjustments.

Dodd-Frank requires the FDIC to maintain a minimum reserve ratio for the Deposit Insurance Fund of 1.35% of estimated insured deposits by September 30, 2020. On December 20, 2010, the FDIC issued a final rule setting the increased reserve ratio at 2%. This rule represents an increase in the reserve ratio and will result in increased costs for Centurion Bank and AEBFSB. In addition, Dodd-Frank eliminated the ceiling (1.5% of insured deposits) on the size of the Deposit Insurance Fund and made the payment of dividends from the Deposit Insurance Fund by the FDIC discretionary.

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

Orderly Liquidation Authority under Dodd-Frank

Dodd-Frank creates Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the Treasury Secretary may appoint the FDIC as receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination by the Treasury Secretary must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation by the Treasury Secretary with the President. OLA is similar to the FDIC resolution model for depository institutions (including the very broad powers granted to the FDIC as receiver), with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an OLA proceeding as compared to disparities that would exist in the resolution by the FDIC of an insured depository institution. However, the provisions governing the rights of creditors under the orderly liquidation authority were modified from the FDIA regime in certain respects to reduce disparities with the treatment of creditors’ claims under the U.S. Bankruptcy Code as compared to the treatment of those claims under the new authority. Nonetheless, substantial differences in the rights of creditors exist between these two regimes, including: the right of the FDIC under the Dodd-Frank Act provisions to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.

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

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. However, a number of rulemakings are required under the terms of the Act, and a number of provisions of the new authority require clarification. The FDIC has completed its initial phase of rulemaking under the orderly liquidation authority, but may provide additional guidance. New guidance may affect the manner in which the new authority is applied.

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

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires an institution’s primary federal regulator, as part of the examination process, to assess the institution’s record in meeting its obligations under the CRA, and also to take such assessment into account in evaluating merger and acquisition proposals and applications to open or relocate a branch office. AEBFSB was examined by the OCC for CRA compliance in November 2012. We are awaiting the results of this examination. Centurion Bank will be examined by the FDIC during the first quarter of 2013, with the results to be released shortly thereafter. In each of their last examinations, Centurion Bank and AEBFSB received “satisfactory” CRA ratings.

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

Privacy and Data Protection

We use information about our customers to develop and make available relevant, personalized products and services. Customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information in accordance with applicable Privacy, Data Protection and Information Security Laws.

Regulatory and legislative activity, as well as media and public focus, in the areas of privacy, data protection and information security continues to increase worldwide, spurred by advancements in technology (including mobile devices), broad use of the Internet, expanding uses of mobile commerce and social networking, and related concerns about the rapid and widespread collection, dissemination and use of personal information, and highly publicized security breaches and cybersecurity incidents. Our regulators, including regulatory examiners, are increasingly focused on ensuring that our privacy, data protection and information security-related policies and practices, including those related to access controls, are adequate to inform consumers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to safeguard their personal information in accordance with applicable Privacy, Data Protection and Information Security Laws.

In the United States, certain of our businesses may be subject to the Gramm-Leach-Bliley Act (“GLBA”) and its implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties; requires that financial institutions provide certain disclosures to consumers about their data collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions), and requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of customer information processed by the financial institution. The GLBA does not preempt state laws that afford greater privacy protections to consumers. Various states also have adopted laws, rules and/or regulations pertaining to privacy and/or information security, including certain potentially applicable financial privacy laws (such as a law in effect in California); data security and/or data disposal requirements (including potentially applicable requirements adopted in states such as Massachusetts and Nevada); online privacy laws (such as a law in effect in California); and laws relating to the confidentiality of certain types of data (such as laws governing certain health-related information and/or Social Security numbers, for which there are also potentially applicable federal laws, rules, regulations, and/or guidance as well). Certain of these requirements may apply to the personal information of our employees and/or contractors as well as our customers.

Various U.S. federal banking regulatory agencies, and 46 U.S. states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security breach notification requirements with varying levels of individual, consumer, regulator and/or law enforcement notification in certain circumstances in the event of a data security breach. Data breach notification laws are also becoming more prevalent in other parts of the world where we operate, including Japan, South

Korea, Taiwan, Mexico and Germany. In many countries that have yet to impose data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary breach notification and discourage data security breaches.

We are also subject to certain Privacy, Data Protection and Information Security Laws in other countries in which we operate (including countries in the European Union, Mexico, Canada, Japan and Australia), some of which are more stringent than those in the United States.

In Europe, European Directive 95/46/EC (commonly referred to as the “Data Protection Directive”), which has been in place since 1995, provides for the protection of individuals with regard to the processing of personal data and on the free movement of such data. The Data Protection Directive requires the controller of an individual’s personal data to, among other things, take the necessary technical and organizational steps to protect personal data. More recently, Directive 2009/136/EC (commonly referred to as the “e-Privacy Directive” or “Cookies Directive”) introduced new requirements on the collection and use of data about internet users and required Member States to enact national laws to comply with such requirements. Compliance with data protection laws in Europe and elsewhere could result in higher technology, administrative and other costs for the Company and limit our ability to optimize the use of our closed-loop data.

The European Commission released on January 25, 2012 the text of its draft proposed data protection framework regulation to replace the EU Data Protection Directive (95/46/EC). If enacted, it may affect parties, such as the Company, that collect and/or process the personal data of residents of Member States and may result in additional compliance requirements and costs. The draft General Data Protection Regulation proposes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to data subjects and supervisory authorities, applying uniformly across sectors and across the European Union and proposes significant fines for non-compliance with the proposed regulation’s requirements. The proposed regulation may be finalized in late 2013 with an effective date 18-24 months thereafter.

In November 2012, we received approval from the data protection authority in the United Kingdom of our binding corporate rules (“BCR”) for transferring personal data collected in European Economic Area countries to American Express group companies worldwide. This approval is effective January 28, 2013. It followed a consultation process between the UK authority and the data protection authorities in other countries in Europe and enables us to proceed with obtaining formal approvals of our BCR from authorities across the European Economic Area.

We continue our efforts to safeguard the personal information entrusted to us in accordance with applicable Privacy, Data Protection and Information Security Laws, and our internal privacy, data protection and information security-related policies, including taking steps to reduce the potential for identity theft or other fraud, while seeking to collect and use personal information in an appropriate manner to achieve our business objectives. We also have undertaken measures to assess the level of access to customer and employee data by our employees, partners and service providers.

Fair Credit Reporting

The FCRA regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. Among other things, FCRA places restrictions (with limited exceptions) on the sharing and use of certain personal financial and creditworthiness information of our customers with and by our affiliates.

The FCRA was significantly amended by the enactment in December 2003 of the FACT Act. The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In November 2007, the federal banking agencies issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rule by October 1, 2008. We have implemented various mechanisms to allow our customers to opt out of affiliate sharing and of marketing by the Company and our affiliates, and we continue to review and enhance these mechanisms to ensure compliance with applicable laws, rules and regulations and a favorable customer experience.

The FACT Act further amended the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. The federal banking agencies and the Federal Trade

Commission (“FTC”) published a final rule in November 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by the federal banking agencies originally were required to comply with the rule by November 1, 2008, but the FTC suspended enforcement of its rule through December 31, 2010 pending consideration of legislation by Congress to clarify the scope of entities covered by the law and the implementing regulations. On December 18, 2010, the President signed into law the Red Flag Program Clarification Act of 2010. Our internal policies and standards, as well as our enterprise-wide data protection, information security and fraud prevention programs, are designed to comply with the new identity theft requirements.

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

The CARD Act

We are subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009. The CARD Act regulates credit card billing practices, pricing, disclosure and other practices. Among other things, the CARD Act and related regulations prohibit issuers from treating a payment as late for any purpose, including imposing a penalty interest rate or late fee, unless a consumer has been provided a “reasonable amount of time” to make the payment. It also requires issuers to apply payment amounts in excess of the minimum payment first to the balance with the highest annual percentage rates (“APRs”) and then to balances with lower APRs. In addition, the CARD Act prohibits an issuer from increasing the APR on outstanding balances, except in limited circumstances such as when a promotional rate expires, a variable rate adjusts, or an account is seriously delinquent or completes a workout arrangement. The CARD Act also requires that penalty fees be reasonable and proportional.

The CARD Act also requires issuers to maintain reasonable written policies to consider a consumer’s income or assets and current obligations prior to opening an account or increasing a credit line. In addition, applicants for new accounts who are under the age of 21 must demonstrate an independent ability to make the required minimum periodic payments. The Federal Reserve issued clarifications to its rules implementing the CARD Act effective October 1, 2011, which include a requirement that applicants who are 21 and over must also demonstrate an independent ability to make the required monthly minimum payments and provide that issuers may consider household income or assets only under specific conditions.

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

Anti-Money Laundering Compliance

American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements is derived from the Bank Secrecy Act, as it has been amended by the Patriot Act. In Europe, AML requirements are largely the result of countries transposing the 3rd European Union Money Laundering Directive (and preceding EU Money Laundering Directives) into local laws and regulations. We anticipate the passage of the 4th European Money Laundering Directive in 2013, which may add new AML requirements. Numerous other countries, such as Australia, Canada, Mexico and Argentina, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.

The underpinnings of these laws and regulations are the efforts of each government to prevent the financial system from being used by criminals to hide their illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, these laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Any errors, failures or delays in complying with federal, state or foreign AML and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC rules. The OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. We maintain a global sanctions program designed to ensure compliance with OFAC requirements. Failure to comply with such requirements could subject us to serious legal and reputational consequences, including criminal penalties.

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

Additionally, in 2011, the Federal Reserve, the OCC, the FDIC, the OTS, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration issued proposed rulemaking pursuant to Dodd-Frank on incentive-based compensation practices. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more (such as the Company, Centurion Bank and AEBFSB) would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by offering “excessive” compensation or compensation that could lead the company to material financial loss. All covered institutions would be required to provide federal regulators with additional disclosures to determine compliance with the proposed rule and also to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as the Company, the proposed rule requires that at least 50% of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. Moreover, the board of directors of a covered institution with at least $50 billion in total consolidated assets must identify employees who have authority to expose an institution to substantial risk, evaluate and document the incentive-based compensation methods used to balance risk and financial rewards for the identified employees, and approve incentive-based compensation arrangements for those employees after appropriately considering other available methods for balancing risk and financial rewards. The form and timing of any final rule cannot be determined at this time.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect the ability of American Express and its subsidiaries to hire, retain and motivate its and their key employees.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The anti-bribery provisions of the FCPA are enforced by DOJ. The FCPA also requires us to strictly comply with certain accounting and internal controls standards, which are enforced by the SEC. In recent years, DOJ and SEC enforcement of the FCPA has become more intense. The UK Bribery Act, which took effect in July 2011, also prohibits commercial bribery, and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure to comply with the FCPA, the UK Bribery Act and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. The risk may be greater when we transact business, whether through subsidiaries or joint ventures or other partnerships, in countries with higher perceived levels of corruption. We have risk-based policies and procedures designed to detect and deter prohibited practices, provide specialized training, monitor our operations and payments, and investigate allegations of improprieties relating to transactions and the manner in which transactions are recorded. However, if our employees, contractors or agents fail to comply with applicable laws governing our international operations, the Company, as well as individual employees, may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements, which you can find on pages 108-110 of our 2012 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of Card bills by Cardmembers who are billed in a currency other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Cardmembers’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management — Market Risk Management Process” on pages 39-40 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements, which appears on pages 108-110 of our 2012 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 22, 2013. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, International Consumer and Global Network Services

Mr. Buckminster (52) has been President, International Consumer and Global Network Services since February 2012. He has been President, International Consumer and Small Business Services of the Company since November 2009. Prior thereto he had been Executive Vice President, International Consumer Products and Marketing since July 2002.

JAMES BUSH —	Executive Vice President, World Service

Mr. Bush (54) has been Executive Vice President, World Service since October 2009. Prior thereto, he served as Executive Vice President, U.S. Service Delivery Network since June 2005. Prior thereto, he served as Regional President for the Japan, Asia/Pacific, Australia region since September 2001.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer

Mr. Chenault (61) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX —	Chief Human Resources Officer

Mr. Cox (48) has been Chief Human Resources Officer of the Company since May 2012. Prior thereto, he had been Executive Vice President, Human Resources of the Company since April 2005.

EDWARD P. GILLIGAN —	Vice Chairman

Mr. Gilligan (53) has been Vice Chairman of the Company and head of the Company’s Global Consumer and Small Business Card Issuing, Network and Merchant businesses since October 2009. Prior thereto, he had been Vice Chairman of the Company and head of the Company’s Global Business to Business Group since July 2007. Prior thereto, he had been Group President, American Express International & Global Corporate Services since July 2005.

WILLIAM H. GLENN —	President, Global Corporate Payments and Business Travel

Mr. Glenn (55) has been President, Global Corporate Payments and Business Travel since November 2011. Prior thereto, he had been President, Global Merchant Services since June 2007. Prior thereto, he had been President of Merchant Services North America and Global Merchant Network Group since September 2002.

MARC D. GORDON —	Executive Vice President and Chief Information Officer

Mr. Gordon (52) has been Executive Vice President and Chief Information Officer since September 2012. Mr. Gordon joined American Express from Bank of America, where he served as Enterprise Chief Information Officer from December 2011 until April 2012. Prior thereto, he had been Chief Technology Officer, Global Delivery Operation at Bank of America from May 2008 until November 2011. Prior thereto, he had been Chief Information Officer, Global Consumer Bank at Bank of America from September 2004 until April 2008.

ASH GUPTA —	Chief Risk Officer and President, Risk and Information Management

Mr. Gupta (59) has been President of Risk and Information Management and Chief Risk Officer since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES —	Executive Vice President and Chief Marketing Officer

Mr. Hayes (58) has been Executive Vice President since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY —	Executive Vice President and Chief Financial Officer

Mr. Henry (63) has been Executive Vice President and Chief Financial Officer of the Company since October 2007.

LOUISE M. PARENT —	Executive Vice President and General Counsel

Ms. Parent (62) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK —	Executive Vice President, Corporate and External Affairs

Mr. Schick (66) has been Executive Vice President, Corporate and External Affairs since March 1993.

DANIEL H. SCHULMAN —	Group President, Enterprise Growth

Mr. Schulman (55) has been Group President, Enterprise Growth since August 2010. Mr. Schulman joined American Express from Sprint Nextel Corporation, where he served as President of the Prepaid group from 2009 until August 2010. Before joining Sprint, Mr. Schulman was the founding CEO of Virgin Mobile USA, a mobile virtual operator, acquired by Sprint in 2009. Prior to that he was CEO of priceline.com and spent the early part of his career with AT&T, where he ultimately led the company’s consumer long distance business.

JOSHUA G. SILVERMAN —	President, U.S. Consumer Services

Mr. Silverman (44) has been President, U.S. Consumer Services since July 2011. Before joining American Express, Mr. Silverman served as Executive in Residence for Greylock Ventures, a venture capital firm, from October 2010 until June 2011. Mr. Silverman was the Chief Executive Officer of Skype from March 2008 until October 2010. Prior to that he was a senior executive at eBay from 2003 until 2008 and was Chief Executive Officer and co-founder of Evite, the social event planning site, which he ran until it was sold to IAC in 2001.

STEPHEN J. SQUERI —	Group President, Global Corporate Services

Mr. Squeri (53) has been Group President, Global Corporate Services since November 2011. Prior thereto, he had been Group President, Global Services since October 2009. From May 2005 to October 2009, he served as Executive Vice President and Chief Information Officer for the Company. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for the Company. Prior thereto, he had been President, Global Commercial Card since February 2002.

ANRÉ WILLIAMS —	President, Global Merchant Services

Mr. Williams (47) has been President of Global Merchant Services since November 2011. Prior thereto, he had been President of Global Corporate Payments since June 2007. Prior thereto, he had been Executive Vice President of U.S. Commercial Card from January 2004 through May 2007.

EMPLOYEES

We had approximately 63,500 employees on December 31, 2012.

GUIDE 3 — STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2012 Annual Report to Shareholders, which information is incorporated herein by reference. This information excludes discontinued operations unless otherwise noted.

Beginning the first quarter of 2012, the Company revised the income statement reporting of annual membership card fees on lending products, increasing net card fees and reducing interest on loans. Corresponding amounts presented in prior periods have been reclassified to conform to the current period presentation. Refer to Note 1 “Summary of Significant Accounting Policies” on page 65 of the 2012 Annual Report to Shareholders.

Certain other reclassifications of prior period amounts have been made to conform to the current presentation. The card fees revision previously discussed and these other reclassifications did not have an impact on the Company’s financial position or results of operations.

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

	2012			2011			2010
Years Ended December 31,	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
(Millions, except percentages)
Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$19,495	$49	0.3%	$18,773	$49	0.3%	$16,276	$40	0.2%
Non-U.S.	2,224	31	1.4	2,242	30	1.3	2,203	23	1.0
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	240	10	4.2	436	19	4.4	309	12	3.9
Short-term investment securities
U.S.	192	-	-	406	-	-	1,214	2	0.2
Non-U.S.	111	2	1.8	138	3	2.2	349	1	0.3
Cardmember loans (c)
U.S.	52,907	5,354	10.1	50,512	5,086	10.1	47,700	5,293	11.1
Non-U.S.	8,594	1,114	13.0	8,622	1,157	13.4	8,419	1,251	14.9
Other loans
U.S.	203	20	9.9	66	3	4.5	41	3	7.3
Non-U.S.	301	23	7.6	341	26	7.6	410	18	4.4
Taxable investment securities (d)
U.S.	1,143	24	2.2	4,191	50	1.2	11,225	137	1.2
Non-U.S.	217	12	5.9	203	11	5.6	247	13	5.3
Non-taxable investment securities (d)
U.S.	4,747	204	6.8	5,225	228	6.5	5,999	252	6.3
Other assets (e)
Primarily U.S.	348	11	n.m.	500	34	n.m.	523	28	n.m.

Total interest-earning assets (f)	$90,722	$6,854	7.7%	$91,655	$6,696	7.4%	$94,915	$7,073	7.6%

U.S.	79,035	5,662		79,673	5,450		82,978	5,755
Non-U.S.	11,687	1,192		11,982	1,246		11,937	1,318

	2012	2011	2010
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$1,884	$1,742	$1,778
Non-U.S.	612	717	640
Cardmember receivables, net
U.S.	20,701	19,741	18,045
Non-U.S.	20,351	19,039	16,253
Other receivables, net
U.S.	1,506	1,921	1,825
Non-U.S.	1,595	1,541	1,227
Reserves for cardmember and other loans losses
U.S.	(1,397)	(2,308)	(3,696)
Non-U.S.	(225)	(366)	(612)
Other assets (g)
U.S.	11,331	11,665	11,900
Non-U.S.	2,945	2,828	1,907

Total non-interest-earning assets	59,303	56,520	49,267

U.S.	34,025	32,761	29,852
Non-U.S.	25,278	23,759	19,415

Total assets	$150,025	$148,175	$144,182

U.S.	113,060	112,434	112,830
Non-U.S.	36,965	35,741	31,352

Percentage of total average assets attributable to non-U.S. activities	24.6%	24.1%	21.7%

(a)	Averages based on month end balances, except reserves for cardmember and other receivables/loans, which are based on quarter end averages.

(b)	Amounts include (i) average interest-bearing restricted cash balances of $1,102 million, $851 million and $1,570 million for 2012, 2011 and 2010, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)	Average non-accrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $463 million, $517 million and $839 million in U.S. as well as $5 million, $7 million and $11 million in non-U.S. for 2012, 2011 and 2010, respectively.

(d)	Average yields for available-for-sale investment securities have been calculated using total amortized cost balances and do not include changes in fair value recorded in other comprehensive (loss) income. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

(e)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful.

(f)	The average yield on total interest-earning assets is adjusted for the impacts of items mentioned in (c) above.

(g)	Includes premises and equipment, net of accumulated depreciation.

	2012			2011			2010
Years Ended December 31,	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
(Millions, except percentages)
Interest-bearing liabilities
Customer deposits
U.S.	$37,414	$469	1.3%	$32,168	$505	1.6%	$27,373	$522	1.9%
Non-U.S.	343	11	3.2	672	23	3.4	693	24	3.5
Short-term borrowings (b)
U.S.	1,353	3	0.2	1,800	4	0.2	1,089	4	0.4
Non-U.S.	2,260	22	1.0	2,140	9	0.4	1,074	—	—
Long-term debt (b)
U.S.	54,406	1,615	3.0	60,113	1,768	3.0	66,121	1,811	2.8
Non-U.S.	2,504	92	3.7	2,085	(2)	4.2	2,202	40	4.5
Other liabilities (c)
Primarily U.S.	317	14	n.m.	300	13	n.m	292	22	n.m.

Total interest-bearing liabilities	$98,597	$2,226	2.3%	$99,278	$2,320	2.3%	$98,844	$2,423	2.5%

U.S.	93,490	2,101		94,381	2,290		94,875	2,359
Non-U.S.	5,107	125		4,897	30		3,969	64

Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	4,458			5,034			5,272
Non-U.S.	165			195			254
Accounts payable
U.S.	6,726			6,485			6,666
Non-U.S.	4,238			3,866			3,757
Other liabilities
U.S.	12,017			11,173			10,912
Non-U.S.	4,398			4,300			3,724

Total non-interest-bearing liabilities	32,002			31,053			30,585

U.S.	23,201			22,692			22,850
Non-U.S.	8,801			8,361			7,735

Total liabilities	130,599			130,331			129,429

U.S.	116,691			117,073			117,725
Non-U.S.	13,908			13,258			11,704

Total shareholders’ equity	19,426			17,844			14,753

Total liabilities and shareholders’ equity	$150,025			$148,175			$144,182

Percentage of total average liabilities attributable to non-U.S. activities	10.6%			10.2%			9.0%
Interest rate spread			5.4%			5.1%			5.1%

Net interest income and net average yield on interest-earning assets (d)		$4,628	5.2%		$4,376	4.9%		$4,650	5.0%

(a)	Averages based on month end balances.

(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument. In 2011 and 2010, for long-term debt, interest expense also included income earned on forward points related to the Company’s foreign exchange swaps. This income was $41 million and $33 million in the U.S and $89 million and $60 million for non-U.S entities, respectively. For 2012 the interest has been reclassified to other, net expenses. The average rates presented exclude the effects for forward points.

(c)	Amounts include (i) average deferred compensation liability balances, which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful.

(d)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in note (d) on page 55.

Changes in Net Interest Income — Volume and Rate Analysis (a)

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

	2012 Versus 2011			2011 Versus 2010
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$2	$(2)	$-	$6	$3	$9
Non-U.S.	-	1	1	-	7	7
Securities purchased under agreements to resell
Non-U.S.	(9)	-	(9)	5	2	7
Short-term investment securities
U.S.	-	-	-	(1)	(1)	(2)
Non-U.S.	(1)	-	(1)	(1)	3	2
Cardmember loans
U.S.	241	27	268	312	(519)	(207)
Non-U.S.	(4)	(39)	(43)	30	(124)	(94)
Other loans
U.S.	6	11	17	2	(2)	-
Non-U.S.	(3)	-	(3)	(3)	11	8
Taxable investment securities
U.S.	(37)	11	(26)	(86)	(1)	(87)
Non-U.S.	-	1	1	(3)	1	(2)
Non-taxable investment securities
U.S.	(35)	11	(24)	(30)	6	(24)
Other assets
Primarily U.S.	(10)	(13)	(23)	(1)	7	6

Change in interest income	150	8	158	230	(607)	(377)

Interest-bearing liabilities
Customer deposits
U.S.	82	(118)	(36)	91	(108)	(17)
Non-U.S.	(11)	(1)	(12)	(1)	-	(1)
Short-term borrowings
U.S.	(1)	-	(1)	3	(3)	-
Non-U.S.	1	12	13	-	9	9
Long-term debt (b)
U.S.	(172)	(22)	(194)	(168)	133	(35)
Non-U.S.	17	(12)	5	(5)	(8)	(13)
Other liabilities
Primarily U.S.	1	-	1	1	(10)	(9)

Change in interest expense	(83)	(141)	(224)	(79)	13	(66)

Change in net interest income	$233	$149	$382	$309	$(620)	$(311)

(a)	Refer to the notes on pages 55 and 56 for additional information.

(b)	Long-term debt volume and rate analysis does not include the impact of income earned on forward points related to the Company’s foreign exchange swaps. Refer to page 56 sub-footnote (b) for further details.

Investment Securities Portfolio

The following table presents the fair value of the Company’s available-for-sale investment securities portfolio. Refer to Note 6 “Investment Securities” on page 79 in the 2012 Annual Report to Shareholders for additional information.

December 31, (Millions)	2012	2011	2010
State and municipal obligations	$4,474	$4,999	$5,797
U.S. Government agency obligations	3	354	3,413
U.S. Government treasury obligations	338	340	2,456
Corporate debt securities	79	632	1,445
Mortgage-backed securities	224	278	276
Equity securities	296	360	475
Foreign government bonds and obligations	149	130	99
Other	51	54	49

Total available-for-sale securities	$5,614	$7,147	$14,010

The following table presents an analysis of remaining contractual maturities and weighted average yields for available-for-sale investment securities. Yields on tax-exempt obligations have been computed on a tax-equivalent basis as discussed earlier.

December 31, (Millions, except percentages)	2012
	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
State and municipal obligations (a)	$6	$104	$183	$4,181	$4,474
U.S. Government agency obligations	-	-	-	3	3
U.S. Government treasury obligations	204	113	9	12	338
Corporate debt securities	21	38	20	-	79
Mortgage-backed securities (a)	-	2	-	222	224
Foreign government bonds and obligations	88	7	8	46	149

Total fair value (b)	$319	$264	$220	$4,464	$5,267

Weighted average yield (c)	3.04%	2.80%	6.79%	6.65%	6.23%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

(b)	Excludes equity securities and other securities included in the prior table above as these are not debt securities with contractual maturities.

(c)	Average yields for available-for-sale investment securities have been calculated using the effective yield on the date of purchase.

As of December 31, 2012, no investments exceeded 10 percent of shareholders’ equity.

Loans and Cardmember Receivables Portfolios

The following table presents gross loans, net of unearned income, and gross cardmember receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Allowance for losses is presented beginning on page 64. Refer to Note 4 “Accounts Receivable and Loans” on page 72 and Note 5 “Reserve for Losses” on page 77 in the 2012 Annual Report to Shareholders for additional information.

December 31, (Millions)	2012	2011	2010	2009	2008
Loans
U.S. loans
Cardmember (a) (b)	$56,104	$53,850	$51,738	$23,699	$32,921
Other (c)	285	108	44	46	144

Non-U.S. loans
Cardmember (b)	9,125	8,771	9,112	9,073	9,290
Other (c)	286	329	392	487	913

Total loans	$65,800	$63,058	$61,286	$33,305	$43,268

Cardmember receivables
U.S. cardmember receivables
Consumer (d)	21,124	20,645	19,155	17,750	17,822
Commercial (e)	7,924	7,495	6,439	5,587	5,269

Non-U.S. cardmember receivables
Consumer (d)	7,967	7,412	6,852	6,149	5,769
Commercial (e)	5,751	5,338	4,820	4,257	4,128

Total cardmember receivables	$42,766	$40,890	$37,266	$33,743	$32,988

(a)	The increase in U.S. cardmember loans between 2009 and 2010 was due to the adoption of accounting standards related to transfers of financial assets and consolidation of variable interest entities (“VIEs”), which resulted in the consolidation of the American Express Credit Account Master Trust (the “Lending Trust”) beginning January 1, 2010.

(b)	Represents loans to individual and small business consumers.

(c)	Other loans primarily represent loans to merchants and a store card portfolio whose billed business is not processed on the Company’s network. Other loans at December 31, 2008, also included a loan to an affiliate in discontinued operations.

(d)	Represents receivables from individual and small business charge card consumers.

(e)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and cardmember receivables by customer type and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2012
	Within 1 year (a) (b)	1-5 years (b) (c)	After 5 years (c)	Total
Loans
U.S. loans
Cardmember	$55,964	$140	$-	$56,104
Other	207	5	73	285

Non-U.S. loans
Cardmember	9,120	2	3	9,125
Other	265	21	-	286

Total loans	$65,556	$168	$76	$65,800

Loans due after one year at fixed interest rates		$168	$14	$182
Loans due after one year at variable interest rates		-	62	62

Total loans		$168	$76	$244

Cardmember receivables
U.S. cardmember receivables
Consumer	$21,123	$1	$-	$21,124
Commercial	7,924	-	-	7,924

Non-U.S. cardmember receivables
Consumer	7,967	-	-	7,967
Commercial	5,751	-	-	5,751

Total cardmember receivables	$42,765	$1	$-	$42,766

(a)	Cardmember loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s Cardmembers will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2012.

(b)	Cardmember receivables are immediately due upon receipt of Cardmember statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for Cardmembers that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.

(c)	Cardmember and other loans due after one year primarily represent installment loans and approximately $145 million of TDRs.

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

December 31, (Millions)	2012 (a)
Individuals	$94,284
Commercial (b)	$13,710

Total on-balance sheet	$107,994

Unused lines of credit-individuals (c)	$253,370

(a)	Refer to Note 22 “Significant Credit Concentrations” on page 105 in the 2012 Annual Report to Shareholders for additional information on concentrations, including exposure to the airline industry, and for a discussion of how the Company manages concentration exposures. Certain distinctions between categories require management judgment.

(b)	Includes corporate charge card receivables of $771 million from financial institutions, $24 million from U.S. Government agencies and $13 billion from other corporate institutions.

(c)	The Company’s charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Cardmembers.

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

December 31, (Millions)	2012 (a)	2011 (a)	2010 (a)	2009	2008
Loans
Non-accrual loans (b)
U.S.	$433	$529	$628	$480	$8
Non-U.S.	8	9	12	14	6

Total non-accrual loans	441	538	640	494	14

Loans contractually 90 days past-due and still accruing interest
U.S.	77	64	90	102	692
Non-U.S.	61	70	99	151	166

Total loans contractually 90 days past-due and still accruing interest	138	134	189	253	858

Restructured loans (c)
U.S.	627	736	1,076	706	403
Non-U.S.	6	8	11	15	24

Total restructured loans	633	744	1,087	721	427

Total non-performing loans	$1,212	$1,416	$1,916	$1,468	$1,299

Cardmember receivables
Restructured cardmember receivables (c)
U.S.	117	174	114	94	141

Total restructured cardmember receivables	$117	$174	$114	$94	$141

(a)	The increase in non-performing loans between 2009 and 2010 was due to the adoption of accounting standards related to transfers of financial assets and consolidation of VIEs, which resulted in the consolidation of the Lending Trust beginning January 1, 2010. As a result of these changes, amounts as of December 31, 2012, 2011 and 2010 include impaired loans and receivables for both the American Express Issuance Trust (the “Charge Trust”) and the Lending Trust; correspondingly, 2009 and 2008 amounts only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust.

(b)	The Company’s policy is generally to cease accruing interest income once a related cardmember loan is 180 days past due at which time the cardmember loan is written off. The Company establishes loan loss reserves for estimated uncollectible interest receivable balances prior to write-off. For the U.S., as of December 31, 2009, these amounts primarily include certain cardmember loans placed with outside collection agencies.

(c)	Represents modification programs classified as TDRs, wherein the terms of a loan or receivable have been modified for Cardmembers that are experiencing financial difficulties and a concession has been granted to the borrower. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the Cardmember exits the TDR program, and (iv) placing the Cardmember on a fixed payment plan not exceeding 60 months. Upon entering the modification program, the Cardmember’s ability to make future purchases is either cancelled, or in certain cases suspended until the Cardmember successfully exits the modification program. In accordance with the modification agreement with the Cardmember, loans revert back to their original contractual terms (including their contractual interest rate) when the Cardmember exits the modification program, either (i) when all payments have been made in accordance with the modification agreement or (ii) the Cardmember defaults out of the modification program.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2012 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2012. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2012
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$109	$1	$110
Interest income actually recognized	23	-	23

Total interest revenue foregone	$86	$1	$87

(a)	Based on the contractual rate that was being charged at the time the loan was restructured or placed on non-accrual status.

Potential Problem Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2012, the Company did not identify any potential problem loans or receivables within the cardmember loans and receivables portfolio that were not already included in “Risk Elements” above.

Cross-border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. The Company has adopted the FFIEC guidelines for its cross-border disclosure starting with 2009 reporting.

The primary differences between the FFIEC and Guide 3 guidelines for reporting cross-border exposure are: i) available-for-sale investment securities are reported based on amortized cost for FFIEC instead of fair value for Guide 3; ii) net local country claims are reduced by local country liabilities (regardless of currency denomination) excluding any debt that is funding the local assets through a foreign domiciled subsidiary for FFIEC compared to Guide 3 where only amounts in the same currencies are offset and such debt noted above is a reduction to local country claims; iii) the FFIEC methodology includes mark-to-market exposures of derivative assets, which are excluded under Guide 3; and iv) investments in unconsolidated subsidiaries are included under FFIEC but excluded under Guide 3.

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

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	Other	Net local country claims	Total cross-border outstandings	Cross-border commitments (b)	Total exposure
Australia	2012	$-	$56	$3	$3,877	$3,936	$-	$3,936
	2011	-	115	3	4,297	4,415	-	4,415
	2010	-	37	1	4,225	4,263	-	4,263
United Kingdom	2012	$-	$1,758	$525	$16	$2,299	$-	$2,299
	2011	1	2,040	478	20	2,539	-	2,539
	2010	2	1,582	345	800	2,729	-	2,729
Canada	2012	$-	$284	$37	$1,868	$2,189	$-	$2,189
	2011	-	320	5	1,697	2,022	-	2,022
	2010	-	258	3	2,212	2,473	-	2,473
Mexico	2012	$-	$-	$5	$1,643	$1,648	$-	$1,648
	2011	-	-	6	1,248	1,254	-	1,254
	2010	-	1	5	1,348	1,354	-	1,354
Other countries (a)	2012	$-	$9	$12	$1,163	$1,184	$-	$1,184
	2011	-	69	7	933	1,009	-	1,009
	2010	-	45	8	824	877	-	877

(a)	Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. For all three periods, the only country included is France.

(b)	Generally, all charge and credit cards have revocable lines of credit, and therefore, are not disclosed as cross-border commitments. Refer to loan concentrations on page 60 for amount of unused lines of credit.

Summary of Loan Loss Experience – Analysis of the Allowance for Loan Losses

The following table summarizes the changes to the Company’s allowance for cardmember loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2012	2011	2010	2009	2008
Cardmember loans
Allowance for loan losses at beginning of year – U.S. loans	$1,611	$3,153	$2,541	$2,164	$1,457
Reserves established for consolidation of a variable interest entities	-	-	2,531	-	-

U.S. loans – adjusted balance	1,611	3,153	5,072	2,164	1,457
Non-U.S. loans	263	493	727	406	374

Total allowance for losses – beginning of year	1,874	3,646	5,799	2,570	1,831

Cardmember lending provisions (a)
U.S. loans	979	169	1,291	3,276	3,490
Non-U.S. loans	170	84	236	990	741

Total cardmember lending provisions	1,149	253	1,527	4,266	4,231

Write-offs
U.S. loans	(1,621)	(2,105)	(3,614)	(2,914)	(2,816)
Non-U.S. loans	(309)	(394)	(573)	(810)	(708)

Total write-offs	(1,930)	(2,499)	(4,187)	(3,724)	(3,524)

Recoveries
U.S. loans	395	477	468	230	207
Non-U.S. loans	98	101	100	97	94

Total recoveries	493	578	568	327	301

Net write-offs (b)	(1,437)	(1,921)	(3,619)	(3,397)	(3,223)

Other (c)
U.S. loans	(91)	(83)	(64)	(215)	(174)
Non-U.S. loans	(24)	(21)	3	44	(95)

Total other	(115)	(104)	(61)	(171)	(269)

Allowance for loan losses at end of year
U.S. loans	1,274	1,611	3,153	2,541	2,164
Non-U.S. loans	197	263	493	727	406

Total allowance for losses	$1,471	$1,874	$3,646	$3,268	$2,570

Principal only net write-offs / average cardmember loans outstanding (b) (d)	2.1%	2.9%	5.6%	8.5%	5.5%
Principal, interest and fees net write-offs / average cardmember loans outstanding (b) (d)	2.3%	3.3%	6.2%	9.8%	6.8%

(a)	Refer to Note 5 “Reserves for Losses” on page 77 in the 2012 Annual Report to Shareholders for a discussion of management’s process for evaluating allowance for loan losses.

(b)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and fees as part of its total provision for losses, a net write-off rate including principal, interest and fees is also presented.

(c)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments. The amount for 2009 included $160 million of reserves, that were removed in the reclassification in connection with securitizations during the year. The offset is in the allocated cost of the associated retained subordinated securities.

(d)	Average cardmember loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2012	2011	2010	2009	2008
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$1	$2	$2	$15	$12
Non-U.S. loans	17	22	25	24	33

Total allowance for losses	18	24	27	39	45

Provisions for other loan losses (a)
U.S. loans	(1)	-	3	5	10
Non-U.S. loans	14	13	22	45	53

Total provisions for other loan losses	13	13	25	50	63

Write-offs
U.S. loans	(1)	(2)	(4)	(19)	(8)
Non-U.S. loans	(16)	(24)	(34)	(50)	(72)

Total write-offs	(17)	(26)	(38)	(69)	(80)

Recoveries
U.S. loans	1	1	1	1	1
Non-U.S. loans	4	6	8	10	7

Total recoveries	5	7	9	11	8

Net write-offs	(12)	(19)	(29)	(58)	(72)

Other (b)
U.S. loans	-	-	-	-	-
Non-U.S. loans	-	-	1	(4)	3

Total other	-	-	1	(4)	3

Allowance for loan losses at end of year
U.S. loans	1	1	2	2	15
Non-U.S. loans	19	17	22	25	24

Total allowance for losses	$20	$18	$24	$27	$39

Net write-offs/average other loans outstanding (c)	2.5%	4.7%	6.5%	8.7%	8.8%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.

(b)	Includes primarily foreign currency translation adjustments.

(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Average other loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for losses on cardmember receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2012	2011	2010	2009	2008
Cardmember receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$293	$193	$256	$474	$844
Commercial	33	79	93	113	104

Total U.S. receivables	326	272	349	587	948
Non-U.S. receivables
Consumer	86	84	148	173	167
Commercial	26	30	49	50	34

Total non-U.S. receivables	112	114	197	223	201

Total allowance for losses	438	386	546	810	1,149

Provisions for losses (a)
U.S. receivables
Consumer	451	519	296	492	899
Commercial	71	26	105	106	130

Total U.S. provisions	522	545	401	598	1,029
Non-U.S. receivables
Consumer	160	182	148	196	255
Commercial	60	43	46	63	79

Total non-U.S. provisions	220	225	194	259	334

Total provisions for losses	742	770	595	857	1,363

Write-offs
U.S. receivables
Consumer	(674)	(576)	(528)	(984)	(1,326)
Commercial	(92)	(90)	(128)	(154)	(142)

Total U.S. write-offs	(766)	(666)	(656)	(1,138)	(1,468)
Non-U.S. receivables
Consumer	(190)	(187)	(222)	(261)	(214)
Commercial	(67)	(56)	(77)	(81)	(57)

Total non-U.S. write-offs	(257)	(243)	(299)	(342)	(271)

Total write-offs	$(1,023)	$(909)	$(955)	$(1,480)	$(1,739)

Years Ended December 31, (Millions, except percentages)	2012	2011	2010	2009	2008
Cardmember receivables
Recoveries
U.S. receivables
Consumer	$267	$225	$227	$268	$115
Commercial	37	42	50	29	27

Total U.S. recoveries	304	267	277	297	142
Non-U.S. receivables
Consumer	54	59	55	37	34
Commercial	25	23	25	15	11

Total non-U.S. recoveries	79	82	80	52	45

Total recoveries	383	349	357	349	187

Net write-offs (b)	(640)	(560)	(598)	(1,131)	(1,552)

Other (c)
U.S. receivables
Consumer	(64)	(68)	(58)	6	(58)
Commercial	(11)	(24)	(41)	(1)	(6)

Total U.S. other	(75)	(92)	(99)	5	(64)
Non-U.S. receivables
Consumer	(25)	(52)	(45)	3	(69)
Commercial	(12)	(14)	(13)	2	(17)

Total non-U.S. other	(37)	(66)	(58)	5	(86)

Total other	(112)	(158)	(157)	10	(150)

Allowance for losses at end of year
U.S. receivables
Consumer	273	293	193	256	474
Commercial	37	33	79	93	113

Total U.S. receivables	310	326	272	349	587
Non-U.S. receivables
Consumer	86	86	84	148	173
Commercial	32	26	30	49	50

Total non-U.S. receivables	118	112	114	197	223

Total allowance for losses	$428	$438	$386	$546	$810

Net write-offs / average cardmember receivables outstanding (d)	1.5%	1.4%	1.7%	3.6%	4.1%

(a)	Refer to Note 5 “Reserves for Losses” on page 77 in the 2012 Annual Report to Shareholders for a discussion of management’s process for evaluating allowance for receivable losses.

(b)	In the fourth quarter of 2008, the Company revised the time period in which past due cardmember receivables in U.S. Card Services are written off to 180 days past due, consistent with applicable regulatory guidance. Previously, receivables were written off when 360 days past billing. The net write-offs for 2008 include approximately $341 million resulting from this write-off methodology change.

(c)	For the years ended December 31, 2012, 2011 and 2010, trend amounts include net write-offs related to unauthorized transactions and, for all periods, foreign currency translation adjustments.

(d)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Averages are based on month end balances.

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

December 31,
(Millions, except percentages)	2012		2011		2010		2009		2008
Allowance for losses at end of year applicable to	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables
Loans
U.S. loans
Cardmember	$1,274	86%	$1,611	85%	$3,153	84%	$2,541	71%	$2,164	76%
Other	1	-	1	-	2	-	2	-	15	1
Non-U.S. loans
Cardmember	197	13	263	14	493	15	727	28	406	22
Other	19	1	17	1	22	1	25	1	24	1

	$1,491	100%	$1,892	100%	$3,670	100%	$3,295	100%	$2,609	100%

Cardmember receivables
U.S. cardmember receivables
Consumer	$273	64%	$293	67%	$193	52%	$256	53%	$474	54%
Commercial	37	8	33	7	79	17	93	17	113	16
Non-U.S. cardmember receivables
Consumer	86	20	86	20	84	18	148	18	173	17
Commercial	32	8	26	6	30	13	49	12	50	13

	$428	100%	$438	100%	$386	100%	$546	100%	$810	100%

Customer Deposits

The following table presents the average balances and average interest rates paid for types of customer deposits segregated between U.S. and non-U.S. offices. Refer to Note 9 “Customer Deposits” on page 83 in the 2012 Annual Report to Shareholders for additional information.

Years Ended December 31, (Millions, except percentages)	2012		2011		2010
	Average Balance (a)	Average Rate	Average Balance (a)	Average Rate	Average Balance (a)	Average Rate
U.S. customer deposits
Savings	$26,739	0.8%	$21,179	1.0%	$12,657	1.1%
Time	10,380	2.4	10,740	2.7	14,462	2.7
Other (b)	295	0.7	249	0.8	254	0.6

Total U.S. customer deposits	37,414	1.3	32,168	1.6	27,373	1.9
Non-U.S. customer deposits (c)
Other foreign time & savings	193	4.2	502	4.2	502	4.5
Other foreign demand	150	2.0	170	1.2	191	1.0

Total Non-U.S. customer deposits	343	3.2	672	3.4	693	3.5

Total customer deposits	$37,757	1.3%	$32,840	1.6%	$28,066	1.9%

(a)	Averages are based on month end balances.

(b)	Other U.S. customer deposits include primarily non-interest-bearing and interest-bearing demand deposits.

(c)	None of these customer deposit categories exceeded 10 percent of average total customer deposits for any of the periods presented.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2012
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$90	$22	$168	$195	$475

As of December 31, 2012, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $352 million.

Return on Equity and Assets

The following table presents the Company’s return on average total assets, return on average shareholders’ equity, dividend payout ratio, and average shareholders’ equity to average total assets ratio.

Years Ended December 31,
(Millions, except percentages and per share amounts)	2012	2011	2010
Net income	$4,482	$4,935	$4,057
Net income per share – basic	$3.91	$4.14	$3.37
Dividends declared per share	$0.80	$0.72	$0.72
Return on average total assets (a)	3.0%	3.3%	2.8%
Return on average shareholders’ equity (b)	23.1%	27.7%	27.5%
Dividend payout ratio (c)	20.5%	17.4%	21.4%
Average shareholders’ equity to average total assets ratio	12.9%	12.0%	10.2%

(a)	Based on the year’s net income as a percentage of average total assets calculated using month end average balances.

(b)	Based on the year’s net income as a percentage of average shareholders’ equity calculated using month end average balances.

(c)	Calculated on the year’s dividends declared per share as a percentage of the year’s net income per basic share.

Short-term Borrowings

The following table presents amounts and weighted average rates for categories of short-term borrowings. Refer to Note 10 “Debt” on page 84 in the 2012 Annual Report to Shareholders for additional information.

Years Ended December 31, (Millions, except percentages)	2012	2011	2010
Commercial paper
Balance at the end of the year	$-	$608	$645
Monthly average balance outstanding during the year	$400	$675	$900
Maximum month-end balance during the year	$635	$792	$1,398
Stated rate at December 31 (a)	-%	0.03%	0.16%
Weighted average rate during the year	0.08%	0.11%	0.22%

Other short-term borrowings
Balance at the end of the year	$3,314	$3,729	$2,975
Monthly average balance outstanding during the year	$3,354	$3,266	$1,247
Maximum month-end balance during the year	$3,684	$3,729	$2,975
Stated rate at December 31 (a)	1.46%	1.32%	1.16%
Weighted average rate during the year (b)	0.67%	0.42%	0.19%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2012, 2011 and 2010, respectively.

(b)	Does not include non-interest-bearing short-term borrowings (i.e., book overdrafts).

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

Current Economic and Political Risks

Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations.

Our results of operations are materially affected by economic and market conditions, both in the United States and elsewhere around the world. Ongoing concerns over elevated levels of unemployment, European sovereign debt, budget discussions in Washington, decelerating growth in China and geopolitical issues continue to impact global economies and markets. This environment and the uncertain expectations for an economic recovery have had, and may continue to have, an adverse effect on us, in part because we are very dependent upon consumer and business behavior. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors further. For example, Cardmembers could decide to redeem Membership Rewards points at abnormally high levels to replace expenditures using other forms of payment.

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

We held approximately $4.5 billion of investment securities of state and municipal obligations as of December 31, 2012. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio. While we do not have any material exposure to European sovereign debt as of December 31, 2012, economic disruptions in other countries, even in countries in which we do not conduct business or have operations, could adversely affect us.

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

We need liquidity to pay merchants, operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, we could be forced to limit our investments in growth opportunities or curtail operations. The principal sources of our liquidity are payments from Cardmembers and merchants, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, direct and third-party sourced deposits, debt instruments such as unsecured medium- and long-term notes and asset securitizations, securitized borrowings through our secured financing facilities, the Federal Reserve discount window and long-term committed bank borrowing facilities. Policies of the United States and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity and/or stabilize financial markets may not be effective.

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

For a further discussion of our liquidity and funding needs, see “Financial Review — Funding Programs and Activities” on pages 32-35 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Adverse currency fluctuations, foreign exchange controls and continued concerns regarding European sovereign debt and the continuation of the euro as a currency could decrease earnings we receive from our international operations and impact our capital.

During 2012, approximately 30% of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our results of operations.

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

Legal and Regulatory Risks

Ongoing legal proceedings regarding the Company’s non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to the Company’s global reputation and brand.

The DOJ and certain states’ attorneys general have brought an action against the Company alleging that the provisions in the Company’s Card acceptance agreements with merchants that prohibit merchants from discriminating against the Company’s Card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. In addition, the Company is a defendant in a number of actions, including proposed class actions filed by merchants that challenge the Company’s non-discrimination and honor-all-cards provisions in its merchant contracts. A description of these legal proceedings is contained in “Legal Proceedings” below. An adverse outcome in any of these proceedings against the Company could materially and adversely impact the profitability of the Company, require it to change its merchant agreements in a way that could expose the Company’s card products to steering, selective acceptance or other forms of discrimination at the point of sale that would impair our Cardmembers’ experience, threaten the imposition of substantial monetary damages, and/or damage the Company’s global reputation and brand. Even if the Company were not required to change its merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to our business practices and materially and adversely impact the Company’s profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may continue to have a significant adverse impact on our business, results of operations and financial condition.

Dodd-Frank, as well as regulations promulgated thereunder, may continue to have a significant adverse impact on our business, results of operations and financial condition by, for example, requiring us to change our business practices, requiring us to comply with more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), limiting the fees we can charge for services, impacting the value of our assets, and increasing our collateral posting requirements on interest rate and currency swaps we enter. A description of certain provisions of Dodd-Frank and other legislative and regulatory developments is contained in “Supervision and Regulation” above. In particular, because the Company and TRS are large bank holding companies they will be subject to the restrictions discussed above under “Financial Holding Company Status and Activities — Heightened Prudential Requirements for Large Bank Holding Companies” under “Supervision and Regulation” above.

Dodd-Frank has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the CFPB. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and to enforce those laws against and examine for compliance large financial institutions like the Company, Centurion Bank and AEBFSB. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Our compliance with such regulations could result in increased costs to the Company and may require additional attention from the Company’s senior management. Likewise, any failure to follow such regulations may result in restitution to Cardmembers or regulatory actions, including civil money penalties. In addition to increasing our compliance costs, CFPB oversight has resulted, and is likely to continue to result, in changes to pricing, practices, products and procedures and may potentially impair our ability to respond to marketplace changes. Such changes could make our products and services less attractive to consumers and impair our ability to offer them profitably. Such changes could also have an adverse effect on the Company’s brand and reputation. See “Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in increased expenses” below.

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

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not for the protection of our shareholders or creditors. If we fail to satisfy regulatory requirements applicable to bank holding companies that have elected to be treated as financial holding companies, our financial condition and results of operations could be adversely affected and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations, and may restrict our ability to engage in certain activities or acquisitions, or may require us to maintain more capital.

In addition to the regulatory risks discussed elsewhere, we are also subject to extensive government regulation and supervision in jurisdictions around the world, both as a participant in the financial services industry and otherwise. Among other things, as a result of regulators enforcing existing laws and regulations, we could be fined, required to pay restitution, prohibited from engaging in some of our business activities, subjected to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. Regulatory action could cause significant damage to our global reputation and brand and any change to our business practices that makes our products and services less attractive to our customers could adversely affect our results of operations and financial condition. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, the profitability of our operations outside the United States may be adversely affected.

There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses may be imposed, which could impact the profitability of our business activities, limit our ability to pursue business opportunities, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, or expose us to additional costs (including increased compliance costs). Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition. For example, the Credit Card Accountability Responsibility and Disclosure Act of 2009 required us to make fundamental changes to many of our business practices, including marketing, underwriting, pricing and billing. We have made changes to Card product terms and practices that are designed to comply with, and mitigate the impact of the changes required by, the CARD Act; however, there is no assurance that such changes will continue to be successful. In the event the CARD Act constrains our ability to respond to economic, market and other conditions, it could have a material adverse effect on our results of operations, including our revenue and net income.

Many of our competitors are subject to different, and in some cases, less stringent, legislative and regulatory regimes. The more restrictive laws and regulations applicable to U.S. financial institutions like us can put us at a competitive disadvantage to non-traditional players in the alternative payments space and non-U.S. competitors, including prohibiting us from engaging in certain transactions, making the pricing of our products and services more expensive or adversely affecting our cost structure.

See “Supervision and Regulation” above for more information about the regulations to which we are subject.

Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in increased expenses.

Businesses in the payments industry have historically been subject to significant legal actions, including class action lawsuits and patent claims. Many of these actions have included claims for substantial compensatory or punitive damages. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could subject us to significant fines, penalties or other requirements resulting in increased expenses and damage to our global reputation and our brand. We may also have to change our pricing, practices, products and procedures in response to pending or future litigation or regulatory action. The current environment of additional regulation, increased regulatory compliance efforts and enhanced regulatory enforcement has resulted in significant operational and compliance costs and may limit our ability to continue providing certain products and services.

In October 2012, we announced that we reached settlements with several bank regulators to resolve reviews of certain aspects of our U.S. consumer card practices for compliance with certain consumer protection laws and regulations. Similar settlements were reached with several of our subsidiaries, including Centurion Bank, AEBFSB and TRS. The American Express entities agreed to pay civil money penalties totaling $27.5 million and we, through our subsidiaries, established a restricted fund pool totaling $85 million for customer refunds (subject to adjustment depending on the ultimate amount of the refunds). The majority of those refunds are related to debt collection practices and late fee charges. In connection with the settlements, ongoing discussions with regulators and our own internal reviews, we and our subsidiaries have made and continue to make changes to certain of our card practices and products, which have resulted, and are likely to continue to result, in additional restitution to Cardmembers and may result in additional regulatory actions, which could include civil money penalties. Further action by the CFPB or other banking regulators could result in significant reputational harm or fines, or may prevent us from engaging in certain business activities that would otherwise be permitted.

We are subject to capital adequacy rules, and if we fail to meet these rules, our financial condition would be adversely affected.

Under regulatory capital adequacy rules and other regulatory requirements, the Company, TRS and our U.S. subsidiary depository institutions, Centurion Bank and AEBFSB, must meet rules for capital adequacy and leverage ratios that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. As discussed in “Financial Holding Company Status and Activities — Capital Adequacy” under “Supervision and Regulation” above, the capital requirements applicable to the Company and TRS as bank holding companies and our U.S. subsidiary depository institutions are in the process of being substantially revised, including in connection with our transition to Basel II and as a result of Basel III and the requirements of Dodd-Frank. If the Company, TRS or our U.S. subsidiary depository institutions fail to meet current or future minimum capital, leverage or other financial requirements, their respective financial conditions would be materially adversely affected. In light of recent market events, Dodd-Frank and Basel III, the Company, TRS and our U.S. subsidiary depository institutions will be required to satisfy additional, more stringent capital adequacy standards than in the past. We cannot fully predict the final form of, or the effects of, these regulations. Failure by any of the Company, TRS or a U.S. subsidiary depository institution to maintain its respective status as “well capitalized” and “well managed,” if unremedied over a period of time, could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay common stock dividends, repurchase our common stock or invest in our business. For more information on capital adequacy requirements, see “Financial Holding Company Status and Activities — Capital Adequacy” under “Supervision and Regulation” above.

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

The Federal Reserve will assess the Company’s capital adequacy based on capital plans we submitted as discussed in “Financial Holding Company Status and Activities — Capital Planning” under “Supervision and Regulation” above. While the regulations ultimately applicable to the Company will be determined by the Federal Reserve, the Company estimates that, had regulations implementing Basel III been in place during the fourth quarter of 2012, the Company’s capital ratios under Basel III would have exceeded the minimum requirements. This estimate could change in the future. While we expect to meet the Basel III capital requirements, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, the regulations ultimately applicable to us may be substantially different from both the Proposed Basel III Rules and the Basel III final framework as published in December 2010. Moreover, given that the federal banking agencies have delayed the effectiveness of the Proposed Basel III Rules, it cannot be certain when in the final rule as adopted will be applicable to us. Consequently, it remains uncertain how the final Basel III rules, as implemented by the federal banking agencies, will affect the Company and its subsidiaries. Additionally, stress testing requirements may have the effect of requiring the Company to comply with the Basel III capital requirements, or potentially even greater capital requirements, sooner than expected.

During 2012, we repurchased 69 million shares of our common stock through our share repurchase program. On January 7, 2013, we submitted our capital plan to the Federal Reserve requesting approval to proceed with additional share repurchases in 2013. The plan includes an analysis of performance and capital availability under certain adverse economic assumptions. We expect a response from the Federal Reserve by March 14, 2013. No additional shares are expected to be repurchased prior to its response. We cannot predict whether the Federal Reserve will approve additional share purchases.

American Express Company relies on dividends from its subsidiaries for liquidity, and federal and state law limit the amount of dividends that our subsidiaries may pay to the parent company. Limitations in the payments of dividends that American Express Company receives from its subsidiaries could also reduce our liquidity position.

For more information on bank holding company dividend restrictions, see “Supervision and Regulation — Financial Holding Company Status and Activities — Dividends” above, as well as “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 31 and Note 23 on pages 106-107 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards. In addition, Member States of the European Economic Area have implemented the Payment Services Directive for electronic payment services, including cards, that put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. The Directive is now undergoing review and further changes, as yet to be defined, are anticipated.

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

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers in “four party” payment networks such as Visa and MasterCard and the fees merchants are charged to accept cards. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Hungary, the European Union, Australia, Brazil, Mexico and Venezuela, among others, have conducted interchange fee investigations that are ongoing, concluded or on appeal. In some cases these investigations have led to changes in network rules, such as non-discrimination and honor-all-card provisions.

The interchange fee, which is the collectively set fee paid by the merchant acquirer to the card issuing bank in “four party” payment networks, is generally the largest component of the merchant service charge charged to merchants for debit and credit card acceptance in these systems. By contrast, the American Express network does not have such interchange fees. For this reason, as well as the fact that Visa and MasterCard are the dominant card networks, the regulators’ focus has primarily been on these networks. However, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Among other impacts, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit cards, so long as such offers do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of this law, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment, such as debit, which could adversely affect our revenues and profitability.

In Europe, some countries such as Italy and Poland have proposed or adopted regulation of interchange or merchant fees. In January 2012, the EC published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Green Paper contemplates direct regulation of interchange fees as well as changes to non-discrimination and honor-all-cards rules and to regulation of surcharging. Other issues covered in the Green Paper include separation of processing from card network management, perceived barriers to cross-border acquiring, mobile payments and technical standardization. The EC has completed a consultation period and is expected to issue its preliminary conclusions in early of 2013. These conclusions may involve proposals for regulation or recommendations for self-regulation and could take another 18-24 months to adopt and implement. See “An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations” below.

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

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management and analysis, customer interactions and communications, travel reservations systems, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new technologies applicable to the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our Cards, networks and other services. Because of evolving payments technologies and the competitive landscape, we may not, among other things, be successful in increasing or maintaining our share of online spending and enhancing our Cardmembers’ digital experience, which could have an adverse effect on our revenues and profitability. We also expect increased regulatory and legal scrutiny and requirements with respect to data privacy and protection in connection with these new technologies. Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may be limited by patent rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by a need for industry-wide standards, by resistance to change from Cardmembers or merchants, by the complexity of our systems or by intellectual property rights of third parties.

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

Regulation in the areas of privacy, information security and data protection could increase our costs and affect or limit how we collect and/or use personal information and our business opportunities.

We are subject to various applicable Privacy, Information Security and Data Protection Laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, in the United States, certain of our businesses may be subject to the Gramm-Leach-Bliley Act and implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties; requires that financial institutions provide certain disclosures to consumers about their data collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions); and requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution. For more information on the GLBA and various state laws, see “Privacy and Data Protection” under “Supervision and Regulation” above.

Various U.S. federal banking regulatory agencies, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements also apply broadly to merchants that accept our Cards and our business partners. In many countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data security breaches.

In addition, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising Privacy, Information Security and Data Protection Laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This also could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. There is also increasing enforcement activity in the areas of data protection, privacy and/or information security in various countries in which we operate.

For example, in the United States, during 2012 the FTC and the White House issued reports pertaining to consumer privacy. The FTC’s report, which applies to a company’s collection and use of consumer information both online and offline, indicates certain privacy principles that at least one key U.S. regulator (the FTC) expects companies to adhere to as “best practices.” These include, for example, greater transparency and “privacy-by-design” (i.e. building reasonable protections into data collection, retention, and management procedures). The White House report sets administration positions, including calling on Congress to enact new consumer protections with respect to commercial data practices in the form of a “Consumer Privacy Bill of Rights” and a national data breach notification standard that preempts the existing patchwork of state standards. In recent years there also has been increasing enforcement activity in the areas of privacy, information security and data protection in the United States, including at the federal level by the FTC, as well as increased privacy-related enforcement activity at the state level, including in California, such as with regard to mobile applications. The U.S. House of Representatives and Senate considered a number of draft privacy, security breach notification, cybersecurity and information-security related bills during the 112th Congress and various committee hearings were held on related subjects. There also continues to be legislative activity in these areas at the state level.

In the European Union, the European Data Protection Directive, which obligates the controller of an individual’s personal data to, among other things, take the necessary technical and organizational measures to protect personal data, has been implemented through local laws in Member States. As these laws are interpreted throughout the European Union, compliance costs are increasing, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. The European Commission proposed in January 2012 a new regulation to replace the current Data Protection Directive that, among other things, would tighten data protection requirements and make enforcement more rigorous, for example, by streamlining enforcement at a European level, introducing data breach notification requirements and increasing penalties for non-compliance. The proposed regulation may be finalized in late 2013 with an effective date 18-24 months thereafter. This proposed regulation follows the implementation of the European Union’s e-Privacy Directive, which imposes consent requirements on the use of “cookies” for certain purposes such as online behavioral advertisement.

Compliance with current or future Privacy, Data Protection and Information Security Laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to fully exploit our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with Privacy, Data Protection and Information Security Laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our global reputation and our brand.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. Our senior management team is relatively small and we believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As further described in “Supervision and Regulation — Compensation Practices” above, our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of our U.S. depository institution subsidiaries are subject to review and oversight by the FDIC and the OCC. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators worldwide. These limitations, including limitations on any incentive compensation policies pursuant to Dodd-Frank, could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in jurisdictions throughout the world. As such, we are subject to tax laws and regulations of the United States federal, state and local governments, and of various foreign jurisdictions. From time to time, legislative initiatives may be proposed, such as proposals for fundamental tax reform in the United States, which may impact our effective tax rate and could adversely affect our tax positions and/or our tax liabilities. In addition, United States federal, state and local, as well as foreign, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our position in connection with any such challenge.

Business Risks

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.

The payments industry is highly competitive and includes, in addition to charge, credit and debit card networks and issuers, cash, credit and ACH, as well as evolving alternative payment mechanisms, systems and products, such as aggregators (e.g., PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to payment cards, and bank transfer models. We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind Visa, MasterCard and China UnionPay. We believe Visa and MasterCard are larger than we are in most countries. As a result, competitive card issuers and acquirers on the Visa and MasterCard networks may be able to benefit from the dominant position, resources, marketing and pricing of Visa and MasterCard.

Because of consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. Continuing consolidation in the banking industry may result in a financial institution with a strong relationship with us being acquired by an institution that has a strong relationship with a competitor, resulting in a potential loss of business for us. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks, and competition among all issuers remains intense. We are also subject to increasing pricing pressure from our competitors.

In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, including larger cash reserves, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition, co-brand card programs or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. Our competitors may also be more efficient in introducing innovative products, programs and services on different platforms than we are. Spending on our charge and credit Cards could continue to be impacted by increasing consumer usage of debit cards issued on competitive networks.

Internationally, competition remains fierce, and as a result, we may not be successful in accelerating our growth outside of the United States through proprietary consumer, small business and corporate products, GNS partners and alternative payment vehicles.

New technologies, together with the portability provided by smartphones and tablets and evolving consumer behavior with social networking, are rapidly changing the way people interact with each other and transact business all around the world. In this connection, traditional and non-traditional competitors such as mobile telecommunications companies and aggregators are working to deliver digital and mobile payment services for both consumers and merchants.

In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online.

To the extent alternative payment mechanisms, systems and products continue to successfully expand in the online payments space, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. The Company’s Enterprise Growth Group focuses on this strategic challenge by generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. While expanding the Enterprise Growth Group is a top priority for the Company, many of the growth initiatives will involve new areas for the Company and we may not be successful in executing our strategy. Our failure to expand Enterprise Growth and drive adoption of new products and services, including new technology and payment options that we offer, would negatively impact our future growth. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could slow our growth in international regions. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships could have higher cost structures than our current arrangements, adversely impact our average discount rate or dilute our brand.

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

Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Cardmember spending. Discount revenue, which represents fees charged to merchants when Cardmembers use their Cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we have been under market pressure, including pressure created by regulatory-mandated reductions to competitors’ pricing, to reduce merchant discount rates and undertake other repricing initiatives. In addition, differentiated payment models from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. A continuing priority of ours is to drive greater value to our merchants, which if not successful could negatively impact our discount revenue and financial results. If we continue to experience a decline in the average merchant discount rate or are unable to sustain merchant discount rates on our Cards and have overall volume growth or an increase in merchant coverage and activation, our revenues and profitability, and therefore our ability to invest in innovation and in value-added services to merchants and Cardmembers, could be materially and adversely affected.

An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations.

While our Card acceptance agreements with merchants generally do not prohibit merchants from surcharging our Cardmembers, merchants are encouraged to welcome our Cardmembers and are obliged to comply with applicable laws and our card acceptance agreements, including any non-discrimination provisions in our agreements. There are certain countries in which surcharging is specifically permitted, such as Australia and certain countries in the European Union. In Australia, we have seen selective, but increasing, merchant surcharging on American Express Cards in certain merchant categories and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging. New rules issued by the Reserve Bank of Australia in 2012 allow us and other payment networks to prohibit merchants from surcharging by more than their reasonable costs of accepting a particular payment card. This could lead to an increase in higher surcharges on American Express Cards when compared to cards issued by other issuers or on other networks. In addition, the proposed settlement by MasterCard and Visa of their U.S. merchant class litigation, which was preliminarily approved in November 2012, requires MasterCard and Visa to permit U.S. merchants to surcharge MasterCard and Visa credit card transactions under certain terms and subject to certain conditions, while permitting the networks to continue to prohibit surcharges on debit card transactions. MasterCard and Visa have announced revised network rules that went into effect on January 27, 2013 that prohibit merchants that also accept American Express Cards from implementing surcharges of MasterCard and/or Visa credit card transactions unless they also surcharge American Express transactions in a manner that would violate the non-discrimination provisions generally agreed to by most merchants that accept Cards on the American Express network (i.e., by surcharging American Express transactions but not surcharging MasterCard and Visa debit card transactions). This may encourage merchants that currently accept American Express Cards to either violate their Card acceptance agreements with American Express or to discontinue acceptance of American Express Cards. If this occurs, it could materially and adversely affect American Express merchant coverage and Charge volumes.

If surcharging becomes widespread, American Express Cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in Cards in force and transaction volumes. The impact could vary depending on the manner in which a surcharge is levied and whether surcharges are levied upon all payment cards, whether debit cards are excluded, or whether the amount of the surcharge varies depending on the card, network, acquirer or issuer. Surcharging could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent surcharging disproportionately impacts American Express Cardmembers.

We may not be successful in our efforts to promote Card usage through our marketing, promotion and rewards programs, or to effectively control the costs of such programs, both of which may impact our profitability.

Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our payment services products, particularly credit and charge Cards and Travelers Cheques and other prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. One of the ways in which we attract new Cardmembers, reduce Cardmember attrition and seek to retain or capture a greater share of customers’ total spending on

Cards issued on our network, both in the United States and in our international operations, is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost-effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses and Cardmember services expenses. For example, Cardmembers’ increased engagement with our Membership Rewards program drove an increase in the ultimate redemption rate to 94 percent in 2012 from 92 percent in 2011, which resulted in higher rewards expenses in 2012. In addition, many credit card issuers have instituted rewards and co-brand programs that are similar to ours, and issuers may in the future institute programs that are more attractive to Cardmembers than our programs.

If we continue to increase our investments in marketing, promotion and rewards programs, we will need to find ways to offset the financial impact by increasing payments volume, the amount of fee-based services we provide or both. We may not succeed in doing so, particularly in the current regulatory environment.

Our brand and reputation are key assets of our Company, and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Cardmembers and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents — could erode trust and confidence and damage our reputation among existing and potential Cardmembers and corporate clients, which could make it difficult for us to attract new Cardmembers and maintain existing ones. Negative public opinion could also result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance and the use and protection of customer information, and from actions taken by regulators or others in response to such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.

Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of a third-party vendor or GNS partner that issues Cards and acquires merchants on the American Express network may be attributed by Cardmembers and merchants to us, thus damaging our reputation and brand value. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

If we cannot successfully execute on our strategy, our business and financial results may be adversely impacted.

We may not be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•	Increasing plastic penetration, including by growing our share of premium and small business spend and B2B payments

•	Continuing to expand internationally through proprietary and GNS offerings

•	Expanding our presence in the digital payments space, including online and mobile channels

•	Successfully leveraging our brand in the prepaid space

•	Growing our existing fee-based businesses such as insurance products and other services and introducing new business initiatives to increase fee revenue

The process of developing new products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations.

We also continue to pursue a disciplined expense-management strategy, including restructuring operations. However, there is no guarantee that we will be able to control the growth of expenses in the future, particularly as expenses incurred in our foreign entities are subject to foreign exchange volatility and regulatory compliance and legal and related costs are difficult to predict or control, particularly given the current regulatory and litigation environment. Moreover, we have incurred, and will continue to incur, costs of investing in our businesses. These investments may not be as productive as we expect or at all.

We may not be successful in realizing the benefits associated with our investments, acquisitions, strategic alliances, joint ventures and investment activity.

We have recently acquired a number of businesses, including our acquisitions of Serve, Accertify and Loyalty Partner, and made a number of strategic investments. We may also evaluate other potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, and complete proposed acquisitions and investments. Our failure to successfully integrate acquired companies, businesses or technologies into our existing operations could cause us to fail to realize the anticipated benefits of the acquisition or investment, incur unanticipated liabilities and harm our business generally.

A significant disruption or breach in the security of our information technology systems or an increase in fraudulent activity using our Cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure and could reduce the use and acceptance of our charge and credit Cards.

We and other third parties process, transmit and store Cardmember account information in connection with our charge and credit Cards, and in the normal course of our business, we collect, analyze and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees. Information security risks for large financial institutions like us have generally increased in recent years. Criminals are using increasingly sophisticated methods to capture various types of information relating to Cardmembers’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and Web sites. As outsourcing and specialization of functions within the payments industry increase, there are more third parties involved in processing transactions using our Cards and there is a risk the confidentiality, privacy and/or security of data held by third parties, including merchants that accept our Cards and our business partners, may be compromised.

We develop and maintain systems and processes to detect and prevent data breaches and fraudulent activity, but the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies and regulatory requirements change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of data breaches, malicious social engineering and fraudulent or other malicious activities cannot be eliminated entirely, and risks associated with each of these remain.

Our information technology systems, including our transaction authorization, clearing and settlement systems, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, telecommunications failures, fraud, denial-of-service and other cyber attacks, terrorism, computer viruses, physical or electronic break-ins, or similar events. Service disruptions could prevent access to our online services and account information, compromise Company or customer data, and impede transaction processing and financial reporting. Inadequate infrastructure in lesser developed countries could also result in service disruptions, which could impact our ability to do business in those countries.

If our information technology systems experience a significant disruption or breach or if actual or perceived fraud levels or other illegal activities involving our Cards were to rise due to the actions of third parties, employee error, malfeasance or otherwise, it could lead to regulatory intervention (such as mandatory card reissuance), increased litigation and remediation costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could reduce the use and acceptance of our Cards, and have a material adverse impact on our business. Data breaches and other actual or perceived failures to maintain confidentiality, privacy and/or security of data may also negatively impact the assessment of the Company, TRS and its U.S. banking subsidiaries by banking regulators.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Cardmember participants. Under some types of these contractual arrangements, we may be obligated to make or accelerate payments to certain business partners such as co-brand partners and merchants upon the occurrence of certain triggering events such as: (i) our filing for bankruptcy, (ii) our economic condition deteriorating such that our senior unsecured debt rating is downgraded significantly below investment grade by S&P and Moody’s, (iii) our ceasing to have a public debt rating, or (iv) a shortfall in certain performance levels. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain co-brand partners relating to our prepayments for loyalty program points that may not be fully redeemed. We are also exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Cardmembers for products and services purchased from merchants that have ceased operations or stopped accepting our Cards.

The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. The airline industry accounted for approximately 10 percent of our worldwide billed business for the year ended December 31, 2012.

There continues to be significant consolidation in the airline industry, particularly in the United States (e.g., American/US Airway and United Airlines/Continental Airlines), through mergers and/or grants of antitrust immunity to airline alliances and joint ventures, and this trend could continue.

In particular, the United States Department of Transportation has granted antitrust immunity to members of the Skyteam, Star and Oneworld Alliances, enabling the covered airlines to closely coordinate their cross-regional operations and to launch highly integrated joint ventures in transatlantic and other markets, including jointly pricing and managing capacity on covered routes, sharing revenues and costs, and coordinating sales and corporate contracts, all outside the scope of the U.S. antitrust laws. The EC has similarly approved the Oneworld Alliance, and its review of the other alliances and cooperation between alliance members is continuing.

Increasing consolidation and expanded antitrust immunity could create challenges for our relationships with the airlines including reducing our profitability on our airline business. Further consolidation may also result from airline bankruptcies, which could be an outcome of American Airline’s pending case under Chapter 11 of the Bankruptcy Code.

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. Our largest airline co-brand loan portfolio, American Express’ Delta SkyMiles Credit Card, accounted for less than 15 percent of worldwide Cardmember loans as of December 31, 2012.

If an airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand Card, whether as the result of a merger or otherwise, such as the withdrawal of Continental Airlines in 2011 from our Airport Club Access program for Centurion and Platinum Cardmembers and our Membership Rewards points transfer program, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Risk Management — Exposure to Airline Industry” on page 38 of our 2012 Annual Report to Shareholders, which is incorporated herein by reference.

Our reengineering and other cost control initiatives may not prove successful, and we may not realize all or a significant portion of the benefits we intended.

Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments, which may be necessary to maintain a competitive business, may increase our expenses. We have regularly undertaken, and are currently undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion, rewards and infrastructure), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet and mobile channels to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, or if the actions taken ultimately come at the expense of operational efficiency, we may not realize all or a significant portion of the benefits we intended. Failure to achieve these benefits or successfully manage our expenses could have a negative effect on our financial condition, results of operations and ability to achieve our previously announced financial targets.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, compliance risk and reputational risk. See “Risk Management” on pages 37- 40 of our 2012 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

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

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables and our other consumer lending activities, and institutional credit risk from merchants, GNS partners and GCP clients. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Although delinquencies and charge-offs declined in 2012, we believe we are experiencing historical lows in these rates and they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds. In addition, our ability to recover amounts that we have previously written off may be limited, which could have a negative impact on our revenues.

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

Finally, we must also manage the operational and compliance risks to which we are exposed. We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement; a failure to monitor an outsource partner’s compliance with a service level agreement or regulatory or legal requirements; or a failure to adequately monitor and control access to data in our systems we grant to third-party service providers. As processes are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose us to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.

As a source of funding, our U.S. banking subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through American Express Personal Savings. As of December 31, 2012, we had approximately $39.7 billion in total U.S. retail deposits. Many other financial services firms are increasing their use of deposit funding, and as such we may experience increased competition in the deposit markets, particularly as to brokerage networks. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits also is dependent on capital levels of our U.S. banking subsidiaries. The FDIA generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. The majority of the Company’s outstanding U.S. retail deposits has been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes, although a majority of the deposits raised during 2012 were accepted directly from consumers through American Express Personal Savings. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, and require an undercapitalized institution take certain actions applicable to significantly undercapitalized institutions.

While Centurion Bank and AEBFSB were considered “well capitalized” for these purposes as of December 31, 2012, there can be no assurance that they will continue to meet this definition. Basel III, when implemented by the U.S. banking agencies and fully phased in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be well capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

We rely on third-party providers of various computer systems, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.

We operate a service network around the world. In order to achieve cost and operational efficiencies, we outsource to third-party vendors many of the computer systems and other services that are integral to the operations of our global businesses. A significant amount of this outsourcing occurs in developing countries. We also rely on third parties to interact with our customers, including through social media platforms and mobile technologies. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised. In addition, the management of multiple third-party vendors increases our operational complexity and decreases our control. It is also possible that the cost efficiencies of certain outsourcings will decrease as the demand for these services increases around the world.

Additionally, we rely on third-party service providers, merchants, processors, aggregators, GNS partners and other third parties for the timely transmission of accurate information across our global network. If a service provider fails to provide the data quality, communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or other cybersecurity incidents or any other reason, the failure could interrupt our services. See “A significant disruption or breach in the security of our information technology systems or an increase in fraudulent activity using our Cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure and could reduce the use and acceptance of our charge and credit Cards” above.

Our business is subject to the effects of geopolitical events, weather, natural disasters and other conditions.

Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, health pandemics, intrusion into or degradation of our infrastructure by hackers and other catastrophic events can have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks. In addition, disruptions in air travel and other forms of travel caused by such events can result in the payment of claims under travel interruption insurance policies that we offer and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending. If the conditions described above (or similar ones) result in widespread or lengthy disruptions to travel, they could have a material adverse effect on our results of operations. Cardmember spending may also be negatively impacted in areas affected by natural disasters or other catastrophic events. The impact of such events on the overall economy may also adversely affect our financial condition or results of operations.

Special Note About Forward-Looking Statements

We have made various statements in this Report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and on pages 54-56 of the 2012 Annual Report to Shareholders, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above and in the 2012 Annual Report to Shareholders are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan on land leased from the Battery Park City Authority for a term expiring in 2069. We have a 49% ownership interest in the building and Brookfield Financial Properties owns the remaining 51% interest in the building. We also lease space in the building from Brookfield.

Other owned or leased principal locations currently include the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; and Salt Lake City, Utah; the American Express Data Centers in Phoenix, Arizona, in Minneapolis, Minnesota, and in Greensboro, North Carolina; a multi-building campus housing the American Express Finance Center in Phoenix, Arizona; the headquarters for American Express Services Europe Limited in London, England; the Amex Bank of Canada and Amex Canada Inc. headquarters in Markham, Ontario, Canada; and service centers located in Mexico City, Mexico; Sydney, Australia; Gurgaon, India and Brighton, England.

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

Generally, we lease the premises we occupy in other locations. We believe the facilities we own or occupy suit our needs and are well maintained.

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

For those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $430 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, see Note 24 to our Consolidated Financial Statements, which can be found on pages 107-108 of our 2012 Annual Report to Shareholders.

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

The DOJ matter is being coordinated with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that the Company’s “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief. The putative class actions have been partially stayed in light of the continuing appeal in In re American Express Merchants’ Litigation (described below).

The Company is a defendant in a putative class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that the Company’s gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement” and preliminarily approved the parties’ settlement agreement on September 21, 2011. A final settlement approval hearing took place on February 29, 2012 and the Court issued an order on June 25, 2012 appointing an expert to consider further notice to the class. The Company is also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and will be subject to any final settlement in Kaufman that may be approved over their objections.

On October 1, 2012, the Company announced that it reached settlements with several bank regulators to resolve reviews of certain aspects of the Company’s U.S. consumer card practices for compliance with certain consumer protection laws and regulations. Similar settlements were reached with several of the Company’s subsidiaries, including Centurion Bank, AEBFSB and TRS. The settlements were signed by the Company with the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and UDFI; TRS with the Federal Reserve Board, CFPB and UDFI; Centurion Bank with the CFPB, FDIC and DFI; and AEBFSB with the CFPB and OCC. The American Express entities agreed to pay civil money penalties totaling $27.5 million and the Company, through its subsidiaries, will establish a restricted fund pool totaling $85 million for customer refunds (subject to adjustment depending on the ultimate amount of the refunds). The majority of those refunds are related to debt collection practices and late fee charges. As noted above under “Consumer Financial Protection Act of 2010” within “Supervision and Regulation,” various bank regulators have been separately reviewing the Company’s add-on products for compliance with certain consumer protection laws and regulations. In connection with the settlements, ongoing discussions with regulators and the Company’s own internal reviews, the Company and its subsidiaries have made and continue to make changes to certain of their card practices and products, which are likely to result in additional restitution to Cardmembers and may result in additional regulatory actions, which could include civil money penalties.

On November 7, 2012, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co., was filed in New York State Supreme Court, New York County. The defendants include the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the Company and/or its subsidiaries were engaged in illicit practices with respect to their credit and charge card business, which included charging unlawful late fees, misleading consumers on debt collection issues, failing to report consumer disputes to credit reporting agencies, deceiving consumers who signed up for the Company’s “Blue Sky” credit card program, and discriminating against new account applicants on the basis of age. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint. Similar allegations have been raised in demand letters received during October 2012 by the Company on behalf of purported shareholders.

U.S. Card Services and Global Merchant Services Matters

Merchant Cases

In addition to the merchant cases being coordinated with the DOJ and state actions described above in “Corporate Matters,” the Company has been named in the following matters:

Since July 2003, the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company, et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Since April 2004, the parties to the consolidated actions have been engaged in motion practice regarding American Express’ motion to dismiss the consolidated actions on the grounds that all of the plaintiffs’ claims are subject to arbitration. On February 1, 2012, the Second Circuit again reversed the District Court’s decision ordering arbitration, and reaffirmed its prior ruling. On May 29, 2012, the Second Circuit denied the Company’s petition for rehearing en banc with dissents. The Second Circuit has stayed the mandate pending the outcome of the Company’s petition for a writ of certiorari to the U.S. Supreme Court, which was granted on November 6, 2012. Oral argument is scheduled for February 27, 2013.

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

Other Cases

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the Court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express was granted judgment on all counts following trial and that judgment was affirmed by the Court of Appeal for California on December 17, 2012. Plaintiffs have petitioned the California Supreme Court for review.

In addition, a case making the same factual allegations (purportedly on behalf of a different class of Cardmembers) as those in the Hoffman case was pending in the United States District Court for the Eastern District of New York, entitled Law Enforcement Systems v. American Express, et al. On October 5, 2012, the Company’s motion to dismiss was granted and judgment entered for defendants. Plaintiff has filed a notice of appeal.

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. The parties reached an agreement to settle the claims asserted on behalf of the damage class concerning foreign currency conversion rates. The settlement was approved in 2012. The claims asserted by the injunction class concerning cardmember arbitration clauses were not included in the proposed settlement. Trial of those claims concluded in February 2013.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint seeks to certify a class of California American Express Cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express’ motion to compel arbitration and dismiss the complaint was denied by the Court. Briefing on American Express’ appeal of the denial of the motion to compel arbitration is currently stayed.

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

In October 2012, a putative class action captioned Clarke v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York alleging that American Express Company, American Express

Travel Related Services, Inc., American Express Centurion Bank and American Express Bank, FSB violated state consumer protection laws, state common law and federal statutory law in the marketing, selling and implementation of a credit card product known as “Account Protector.” The complaint seeks unspecified compensatory and punitive damages along with injunctive and declaratory relief. The Company filed a motion to compel arbitration on December 11, 2012.

International Matters

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The action further alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class, consisting of all personal and small business cardmembers residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action described below. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CDN$13.1 million plus interest on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$2.5 million. Amex Bank of Canada appealed the judgment and on August 2, 2012, the Court of Appeal overturned the decision in part, with regard to the award of punitive damages. On October 15, 2012, Amex Bank of Canada filed leave for appeal to the Supreme Court of Canada.

In May 2006, in a matter captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the QCPA and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November 2008. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CDN$8.3 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$25.00 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. On August 2, 2012, the Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants and the plaintiffs filed leave to appeal to the Supreme Court of Canada.

In November 2010 and December 2010, two motions to authorize class actions were filed in the Superior Court of Quebec, District of Montreal, under the class representative names of Giroux and Marcotte. Both class actions set out the same allegations as the Marcotte class action filed in 2006 except the timeframe for the new class actions starts as of January 1, 2008 wherein the Marcotte case under appeal ends as of December 31, 2007. The motions have been stayed pending final judgment in Marcotte.

In November 2006, in a matter captioned Option Consommateurs and Benoit Fortin v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in July 2003), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges the defendant violated the QCPA by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the QCPA provisions, which require a 21-day grace period prior to imposing finance charges, apply to credit cards issued by Amex Bank of Canada in Quebec and all finance charges imposed within the 21 day grace period are contrary to the QCPA. The class seeks reimbursement of all such finance charges, CDN$200 in punitive damages per class member, interest, fees and costs. A motion was brought in October 2010 to extend the class period from July 18, 2000 to August 31, 2010. Defendants filed a motion to stay the class action pending final judgment in Marcotte.

In May 2005, a motion for authorization of a similar class action to Fortin was filed in the Superior Court of Quebec, District of Quebec City captioned Option Consommateurs and Joel-Christian St-Pierre v. Bank of Montreal, et al. alleging that Amex unlawfully charged interest 21 days from the date of the printing of the statement under the QCPA as opposed to the date of the mailing of the statement. The proposed class seeks reimbursement of all finance charges imposed, CDN$100 in punitive damages per class member, interest and fees and costs. The St-Pierre class motion is stayed pending final judgment in Marcotte.

In October 2007, in a matter captioned Option Consommateurs and Marylou Corriveau v. Amex Bank of Canada, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in December 2006), the Superior Court authorized a class action against Amex Bank of Canada, Canadian Imperial Bank of Commerce, National Bank of Canada, Royal Bank of Canada, Bank of Nova Scotia, Banque Laurentienne du Canada, President’s Choice Bank, Toronto Dominion Bank, Bank of Montreal, Citibank Canada, Federation de Caisses Desjardins du Quebec and MBNA Canada. The action alleges that cash advance fees for transactions in Canada or abroad cannot be charged under QCPA. The class includes all persons party to a variable credit agreement concluded in Quebec for a purpose other than the operation of a business and who paid the defendants from October 4, 2001. A motion was granted in October 2010 to extend the class period from October 4, 2001 to September 30, 2010. It is alleged the QCPA provisions apply to credit cards issued by Amex Bank of Canada in Quebec and all cash advance fees imposed are contrary to the QCPA. The class seeks reimbursement of all such cash advance fees, CDN$200 in punitive damages per class member, interest and costs. Defendants filed a motion to stay the class action pending final judgment in Marcotte.

In October 2007, in a matter captioned Option Consommateurs and Serge Lamoureux v. Amex Bank of Canada, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in December 2006), the Court authorized a class action against Amex Bank of Canada, Banque du Montreal, Banque Royale du Canada, Banque Nationale du Canada, Banque Canadienne Imperiale de Commerce, Citibanque Canada, MBNA Canada and Banque de Nouvelle-Ecosse. The plaintiff alleges the defendants violated the QCPA by unilaterally increasing credit card limits without consent and charging over limit fees from January 12, 2001. There are two distinct areas of the claim. Amex Bank of Canada is not part of the first portion of the claim dealing with the unilateral increase without consent under the QCPA. Amex Bank of Canada is included in the second portion of the claim permitting Cardmembers to make charges at the point of sale that exceed their credit limit thereby incurring an over-limit fee for these occurrences contrary to the QCPA. The action alleges the QCPA provisions apply to credit cards issued by Amex Bank of Canada in Quebec. A motion was granted in October 2010 to extend the class period from January 12, 2001 to September 30, 2010. The class seeks reimbursement of all over-limit fees imposed, CDN$200 in punitive damages per class member, interest and costs. Discovery of Amex Bank of Canada was held in December 2010. Defendants filed a motion to stay the class action pending final judgment in Marcotte.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2012, we had 32,565 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements, which can be found on page 113 of our 2012 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, see “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 31 and Note 23 on pages 106-107 of our 2012 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation — Equity Compensation Plans” to be contained in the Company’s definitive 2013 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 29, 2013. The information to be found under such captions is incorporated herein by reference. Our definitive 2013 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2013 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

(b)	Not applicable.

(c)	Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012
Repurchase program (1)	3,111,476	$55.92	3,111,476	97,778,081
Employee transactions (2)	393	$57.86	N/A	N/A

November 1-30, 2012
Repurchase program (1)	8,416,188	$55.83	8,416,188	89,361,893
Employee transactions (2)	325,065	$55.76	N/A	N/A

December 1-31, 2012
Repurchase program (1)	6,253,200	$56.88	6,253,200	83,108,693
Employee transactions (2)	550	$57.75	N/A	N/A

Total
Repurchase program (1)	17,780,864	$56.22	17,780,864	83,108,693
Employee transactions (2)	326,008	$55.76	N/A	N/A

(1)    As of December 31, 2012, there were approximately 83 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date. Future share repurchases are subject to approval by the Federal Reserve.

(2)    Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.

(3)    Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 114 of our 2012 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 16-56 of our 2012 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 37-40 and in Note 12 to our Consolidated Financial Statements on pages 87-91 of our 2012 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm,” the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 65-113 of our 2012 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, appearing on pages 57 and 58 of our 2012 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2013 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held April 29, 2013, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

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

•	Information included under the caption “Corporate Governance at American Express — Board Meetings and Board Committees — Board Committee Responsibilities — Audit, Risk and Compliance Committee”

•	Information included under the caption “Compensation of Directors”

•	Information included under the caption “Ownership of Our Common Shares”

•	Information included under the caption “Item 1 — Election of Directors”

•	Information included under the caption “Executive Compensation”

•	Information under the caption “Additional Information — Certain Relationships and Transactions”

•	Information under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance”

In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Report.

We have adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit, Risk and Compliance; Compensation and Benefits; Innovation and Technology; Nominating and Governance; and Public Responsibility), our Code of Conduct (which constitutes the Company’s code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company’s main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Secretary at the Company’s headquarters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 29, 2013, is incorporated herein by reference.

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

February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/S/ KENNETH I. CHENAULT	/S/ RICHARD C. LEVIN
Kenneth I. Chenault Chairman, Chief Executive Officer and Director	Richard C. Levin Director

/S/ DANIEL T. HENRY	/S/ RICHARD A. MCGINN
Daniel T. Henry Executive Vice President and Chief Financial Officer	Richard A. McGinn Director

/S/ LINDA ZUKAUCKAS	/S/ EDWARD D. MILLER
Linda Zukauckas Executive Vice President and Comptroller	Edward D. Miller Director

/S/ CHARLENE BARSHEFSKY	/S/ STEVEN S REINEMUND
Charlene Barshefsky Director	Steven S Reinemund Director

/S/ URSULA M. BURNS	/S/ DANIEL VASELLA
Ursula M. Burns Director	Daniel Vasella Director

/S/ PETER CHERNIN	/S/ ROBERT D. WALTER
Peter Chernin Director	Robert D. Walter Director

/S/ THEODORE J. LEONSIS	/S/ RONALD A. WILLIAMS
Theodore J. Leonsis Director	Ronald A. Williams Director

/S/ JAN LESCHLY
Jan Leschly Director

February 21, 2013

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
Data incorporated by reference from 2012 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		57
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		58
Consolidated statements of income for each of the three years in the period ended December 31, 2012		60
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2012		61
Consolidated balance sheets at December 31, 2012 and 2011		62
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2012		63
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2012		64
Notes to consolidated financial statements		65
Consent of independent registered public accounting firm	F-2

Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 4, 5 and 26 to the Consolidated Financial Statements in our 2012 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company only, respectively.

*        *        *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2012 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Report, our 2012 Annual Report to Shareholders is not to be deemed filed as part of this report.

F-1

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53801, No. 333-52699, No. 333-98479 and No. 333-142710), Form S-3 (No. 2-89469, No. 333-32525 and No. 333-185242), and Form S-4 (No. 333-185969) of American Express Company of our report dated February 22, 2013, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2012 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 22, 2013

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.39 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

3.4	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009).

3.5	Company’s By-Laws, as amended through February 24, 2011, (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section(b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.5	American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.6	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011), (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.8	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through January 1, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.9	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.10	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.11	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.12	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.13	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.14	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.20	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.21	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.22	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.23	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.24	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.26	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.27	First Amendment to the American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2012).

10.28	Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.29	Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.30	Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

*10.31	Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2013).

10.32	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

*10.33	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective November 20, 2012.

*10.34	Description of Compensation Payable to Non-Management Directors.

10.35	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.36	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.37	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

*10.38	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013).

*10.39	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013).

10.40	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.41	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.42	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001).

10.43	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.44	Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).

*10.45	Amendment No. 1 dated February 21, 2013 to the Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault.

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2012 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS