Form 10-Q
period 2013-03-31
AMERICAN EXPRESS CO
filed 2013-04-29
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2013
Common Shares (par value $.20 per share)	1,098,638,618 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2013	2012
Revenues
Non-interest revenues
Discount revenue	$4,438	$ 4,257
Net card fees	653	610
Travel commissions and fees	437	451
Other commissions and fees	573	583
Other	537	553

Total non-interest revenues	6,638	6,454

Interest income
Interest on loans	1,683	1,611
Interest and dividends on investment securities	53	66
Deposits with banks and other	26	30

Total interest income	1,762	1,707

Interest expense
Deposits	114	129
Long-term debt and other	405	445

Total interest expense	519	574

Net interest income	1,243	1,133

Total revenues net of interest expense	7,881	7,587

Provisions for losses
Charge card	195	178
Cardmember loans	275	212
Other	27	22

Total provisions for losses	497	412

Total revenues net of interest expense after provisions for losses	7,384	7,175

Expenses
Marketing, promotion, rewards and cardmember services	2,330	2,292
Salaries and employee benefits	1,615	1,635
Other, net	1,530	1,475

Total expenses	5,475	5,402

Pretax income	1,909	1,773
Income tax provision	629	517

Net income	$1,280	$ 1,256

Earnings per Common Share (Note 12):(a)
Basic	$1.15	$ 1.07
Diluted	$1.15	$ 1.07

Average common shares outstanding for earnings per common share:
Basic	1,099	1,160
Diluted	1,106	1,166
Cash dividends declared per common share	$0.20	$ 0.20

(a)	Represents net income less earnings allocated to participating share awards of $11 million and $14 million for the three months ended March 31, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2013	2012
Net income	$1,280	$ 1,256
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax of: 2013, $(18); 2012, $13	(35)	20
Net unrealized derivatives gains, net of tax of: 2013, $—; 2012, $—	—	1
Foreign currency translation adjustments, net of tax of: 2013, $(11); 2012, $(122)	(45)	72
Net unrealized pension and other postretirement benefit gains, net of tax of: 2013, $21; 2012, $2	27	6

Other comprehensive (loss) income	(53)	99

Comprehensive income	$1,227	$ 1,355

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$3,433	$ 2,020
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2013, $118; 2012, $58)	24,294	19,892
Short-term investment securities	237	338

Total cash and cash equivalents	27,964	22,250
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2013, $6,950; 2012, $8,012), less reserves: 2013, $410; 2012, $428	42,961	42,338
Other receivables, less reserves: 2013, $86; 2012, $86	3,143	3,576
Loans
Cardmember loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2013, $30,063; 2012, $32,731), less reserves: 2013, $1,367; 2012, $1,471	60,919	63,758
Other loans, less reserves: 2013, $18; 2012, $20	541	551
Investment securities	5,793	5,614
Premises and equipment, less accumulated depreciation and amortization: 2013, $5,649; 2012, $5,429	3,713	3,635
Other assets (includes restricted cash of consolidated variable interest entities: 2013, $1,103; 2012, $76)	11,821	11,418

Total assets	$156,855	$ 153,140

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$41,301	$ 39,803
Travelers Cheques and other prepaid products	4,232	4,601
Accounts payable	14,230	10,006
Short-term borrowings	3,359	3,314
Long-term debt (includes debt issued by consolidated variable interest entities: 2013, $16,833; 2012, $19,277)	56,366	58,973
Other liabilities	18,077	17,557

Total liabilities	137,565	134,254

Contingencies (Note 14)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,098 million shares as of March 31, 2013 and 1,105 million shares as of December 31, 2012	220	221
Additional paid-in capital	12,220	12,067
Retained earnings	7,830	7,525
Accumulated other comprehensive income (loss)
Net unrealized securities gains, net of tax of: 2013, $157; 2012, $175	280	315
Foreign currency translation adjustments, net of tax of: 2013, $(622); 2012, $(611)	(799)	(754)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2013, $(212); 2012, $(233)	(461)	(488)

Total accumulated other comprehensive loss	(980)	(927)

Total shareholders’ equity	19,290	18,886

Total liabilities and shareholders’ equity	$156,855	$ 153,140

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2013	2012
Cash Flows from Operating Activities
Net income	$1,280	$ 1,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	497	412
Depreciation and amortization	245	254
Deferred taxes and other	2	48
Stock-based compensation	96	92
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	486	807
Other assets	330	473
Accounts payable and other liabilities	4,946	502
Travelers Cheques and other prepaid products	(335)	(412)

Net cash provided by operating activities	7,547	3,432

Cash Flows from Investing Activities
Sale of investments	80	177
Maturity and redemption of investments	187	449
Purchase of investments	(472)	(58)
Net decrease in cardmember loans/receivables	1,510	1,724
Purchase of premises and equipment, net of sales: 2013, $4; 2012, $1	(204)	(266)
Acquisitions/dispositions, net of cash acquired/sold	(11)	(2)
Net increase in restricted cash	(1,058)	(76)

Net cash provided by investing activities	32	1,948

Cash Flows from Financing Activities
Net increase in customer deposits	1,141	267
Net increase (decrease) in short-term borrowings	166	(540)
Issuance of long-term debt	598	1,609
Principal payments on long-term debt	(3,001)	(4,501)
Issuance of American Express common shares	275	231
Repurchase of American Express common shares	(787)	(171)
Dividends paid	(222)	(211)

Net cash used in financing activities	(1,830)	(3,316)

Effect of exchange rate changes on cash	(35)	125

Net increase in cash and cash equivalents	5,714	2,189
Cash and cash equivalents at beginning of period	22,250	24,893

Cash and cash equivalents at end of period	$27,964	$ 27,082

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company also focuses on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K).

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

Recently Adopted Accounting Guidance

Effective January 1, 2013, the Company adopted Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. The Company presents this information as a separate disclosure in the notes to the financial statements. Refer to Note 10 for further discussion.

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

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

•

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets;

-	Quoted prices for identical or similar assets or liabilities in markets that are not active;

-	Inputs other than quoted prices that are observable for the asset or liability; and

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 or during the year ended December 31, 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of March 31, 2013 and December 31, 2012:

	2013			2012

(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$251	$251	$—	$296	$296	$ —
Debt securities and other	5,542	337	5,205	5,318	338	4,980
Derivatives(a)	958	—	958	942	—	942

Total assets	$6,751	$588	$6,163	$6,556	$634	$ 5,922

Liabilities:
Derivatives(a)	$230	$—	$230	$329	$—	$ 329

Total liabilities	$230	$—	$230	$329	$—	$ 329

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, both on a further disaggregated basis.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2013 and December 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$28	$28		$26	$2	(a)	$ —
Other financial assets(b)	$48	$48		$—	$48		$ —
Financial assets carried at other than fair value
Loans, net	$61	$62	(c)	$—	$—		$ 62

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$62	$62		$—	$62		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$9	$9		$—	$9		$ —
Long-term debt	$56	$59	(c)	$—	$59		$ —

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	$47	$47		$—	$47		$ —
Financial assets carried at other than fair value
Loans, net	$64	$65	(c)	$—	$—		$ 65

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$55	$55		$—	$55		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$10	$10		$—	$10		$ —
Long-term debt	$59	$62	(c)	$—	$62		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivables (including fair values of cardmember receivables of $6.9 billion and $8.0 billion held by consolidated variable interest entities (VIEs) as of March 31, 2013 and December 31, 2012, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $29.8 billion and $32.4 billion, and long-term debt of $17.4 billion and $19.5 billion, held by consolidated VIEs as of March 31, 2013 and December 31, 2012, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2013 and December 31, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For the financial assets and liabilities that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table above), the Company applies the following valuation techniques to measure fair value:

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

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include accrued interest, customer deposits (excluding certificates of deposit, which are described further below), Travelers Cheques and other prepaid products outstanding, accounts payable, short-term borrowings and certain other liabilities for which the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

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

Long-term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes and current translation rates for foreign-denominated debt. The fair value of the Company’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, the

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap spreads, bond yields of other long-term debt offered by the Company, and interest rates currently offered to the Company for similar debt instruments of comparable maturities.

Nonrecurring Fair Value Measurements

The Company did not have any material assets that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2013 or during the year ended December 31, 2012.

3.	Accounts Receivable and Loans

As described below, the Company’s charge and lending payment card products result in the generation of cardmember receivables and cardmember loans, respectively.

Cardmember and Other Receivables

Cardmember receivables, representing amounts due from charge card product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a cardmember’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for the Company.

Charge card customers generally must pay the full amount billed each month. Cardmember receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued fees.

Accounts receivable as of March 31, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Card Services(a)	$20,369	$ 21,124
International Card Services	7,115	7,778
Global Commercial Services(b)	15,704	13,671
Global Network & Merchant Services(c)	183	193

Cardmember receivables(d)	43,371	42,766
Less: Reserve for losses	410	428

Cardmember receivables, net	$42,961	$ 42,338

Other receivables, net(e)	$3,143	$ 3,576

(a)	Includes $6.5 billion and $7.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of March 31, 2013 and December 31, 2012, respectively.

(b)

Includes $449 million and $476 million of gross cardmember receivables available to settle obligations of a consolidated VIE as of March 31, 2013 and December 31, 2012, respectively. Also includes $896 million and $913 million due from airlines, of which Delta Air Lines (Delta) comprises $645 million and $676 million as of March 31, 2013 and December 31, 2012, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.6 billion and $13.7 billion of cardmember receivables outside the United States as of March 31, 2013 and December 31, 2012, respectively.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) certain merchants for billed discount revenue, (iii) the Company’s travel customers and suppliers, and (iv) other receivables due to the Company in the ordinary course of business. Other receivables are presented net of reserves for losses of $86 million as of both March 31, 2013 and December 31, 2012.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember and Other Loans

Cardmember loans, representing amounts due from lending card product customers, are recorded at the time a cardmember enters into a point-of-sale transaction with a merchant or when a charge card customer enters into an extended payment arrangement with the Company. The Company’s lending portfolios primarily include revolving loans to cardmembers obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about cardmembers and in accordance with applicable regulations and the respective product’s terms and conditions. Cardmembers holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that cardmembers choose to revolve are subject to finance charges.

Cardmember loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. The Company’s policy generally is to cease accruing interest on a cardmember loan at the time the account is written off, and establish reserves for interest that the Company believes will not be collected.

Loans as of March 31, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Card Services(a)	$53,606	$ 55,953
International Card Services	8,631	9,236
Global Commercial Services	49	40

Cardmember loans	62,286	65,229
Less: Reserve for losses	1,367	1,471

Cardmember loans, net	$60,919	$ 63,758

Other loans, net(b)	$541	$ 551

(a)	Includes approximately $30.1 billion and $32.7 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of March 31, 2013 and December 31, 2012, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio whose billed business is not processed on the Company’s network. Other loans are presented net of reserves for losses of $18 million and $20 million as of March 31, 2013 and December 31, 2012, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of March 31, 2013 and December 31, 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$52,947		$182		$143		$334	$ 53,606
International Card Services	8,487		50		32		62	8,631
Cardmember Receivables:
U.S. Card Services	$19,992		$107		$83		$187	$ 20,369
International Card Services(a)	(b	)	(b	)	(b	)	80	7,115
Global Commercial Services(a)	(b	)	(b	)	(b	)	111	15,704

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$55,281		$200		$147		$325	$ 55,953
International Card Services	9,099		47		30		60	9,236
Cardmember Receivables:
U.S. Card Services	$20,748		$116		$76		$184	$ 21,124
International Card Services(a)	(b	)	(b	)	(b	)	74	7,778
Global Commercial Services(a)	(b	)	(b	)	(b	)	112	13,671

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Loans and Receivables

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2013			2012

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Cardmember Loans:
U.S. Card Services	2.0%	2.2%	1.2%	2.3%	2.6%	1.3%
International Card Services	1.8%	2.3%	1.7%	2.1%	2.7%	1.8%
Cardmember Receivables:
U.S. Card Services	2.0%	2.2%	1.9%	2.3%	2.5%	1.9%

	2013		2012

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International Card Services	0.18%	1.1%	0.15%	1.0%
Global Commercial Services	0.08%	0.7%	0.08%	0.6%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

Refer to Note 4 for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

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

The Company may modify, through various company sponsored programs, cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses while providing cardmembers with temporary or permanent financial relief. The Company has classified cardmember loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the cardmember exits the modification program and (iv) placing the cardmember on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled or in certain cases suspended until the cardmember successfully exits the modification program. In accordance with the modification agreement with the cardmember, loans revert back to the original contractual terms (including the contractual interest rate) when the cardmember exits the modification program, either (i) when all payments have been made in accordance with the modification agreement or (ii) the cardmember defaults out

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the modification program. In either case, the Company establishes a reserve for cardmember interest charges considered to be uncollectible.

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

The following table provides additional information with respect to the Company’s impaired cardmember loans and receivables, which are not significant for ICS and GCS, as of March 31, 2013 and December 31, 2012:

2013 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Cardmember Loans:
U.S. Card Services	$84	$428	$573	$1,085	$1,032	$ 143
International Card Services	62	4	5	71	70	1
Cardmember Receivables:
U.S. Card Services	—	—	113	113	106	88

Total	$146	$432	$691	$1,269	$1,208	$ 232

2012 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Cardmember Loans:
U.S. Card Services	$73	$426	$627	$1,126	$1,073	$ 152
International Card Services	59	5	6	70	69	1
Cardmember Receivables:
U.S. Card Services	—	—	117	117	111	91

Total	$132	$431	$750	$1,313	$1,253	$ 244

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

(c)

Total loans and receivables modified as a TDR includes $294 million and $320 million that are non-accrual and $5 million and $6 million that are past due 90 days and still accruing interest as of March 31, 2013 and December 31, 2012, respectively.

(d)	Unpaid principal balance consists of cardmember charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(e)

Represents the reserve for losses for TDRs, which are evaluated individually for impairment. The Company records a reserve for losses for all impaired loans. Refer to Cardmember Loans Evaluated Individually and Collectively for Impairment in Note 4 for further discussion of the reserve for losses on loans over 90 days past due and accruing interest and non-accrual loans, which are evaluated collectively for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans and receivables, which are not significant for ICS and GCS, during the three months ended March 31:

	2013		2012

(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$15	$1,105	$16	$ 1,307
International Card Services	4	70	4	80
Cardmember Receivables:
U.S. Card Services	—	115	—	160

Total	$19	$1,290	$20	$ 1,547

Cardmember Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the cardmember loans and receivables modified as TDRs, which are not significant for ICS, during the three months ended March 31:

	2013			2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	23	$172	$170	32	$229	$ 223
U.S. Card Services — Cardmember Receivables	8	104	102	11	128	125

Total(b)	31	$276	$272	43	$357	$ 348

(a)	Includes principal and accrued interest.

(b)

The difference between the pre- and post-modification outstanding balances is attributable to amounts charged off for cardmember loans and receivables being resolved through the Company’s short-term settlement programs.

As described previously, the Company’s cardmember loans and receivables modification programs may include (i) reducing the interest rate, (ii) reducing the outstanding balance, (iii) suspending delinquency fees and (iv) placing the cardmember on a fixed payment plan not exceeding 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled or in certain cases suspended until successfully exiting the modification program.

The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:

•

Interest Rate Reduction: For both the three months ended March 31, 2013 and 2012, the average interest rate reduction was 13 percentage points. None of these interest rate reductions had a significant impact on interest on loans in the Consolidated Statements of Income. The Company does not offer interest rate reduction programs for U.S. Card Services (USCS) cardmember receivables as these receivables are non-interest bearing.

•

Outstanding Balance Reduction: The table above presents the financial effects to the Company as a result of reducing the outstanding balance for short-term settlement programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written off or will be written off upon successful completion of the settlement program.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Payment Term Extension: For the three months ended March 31, 2013 and 2012, the average payment term extension was approximately 12 months and 15 months, respectively, for USCS cardmember receivables. For USCS cardmember loans, there have been no payment term extensions.

The following table provides information for the three months ended March 31, 2013 and 2012, with respect to the cardmember loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A cardmember will default from a modification program after one and up to three consecutive missed payments, depending on the terms of the modification program. The defaulted ICS cardmember loan modifications were not significant.

	2013		2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	5	$48	9	$ 63
U.S. Card Services — Cardmember Receivables	1	12	1	12

Total	6	$60	10	$ 75

(a)	The outstanding balance includes principal and accrued interest.

4.	Reserves for Losses

Reserves for losses relating to cardmember loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve adequacy. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific qualitative factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition, management may increase or decrease the reserves for losses on cardmember loans for other external environmental qualitative factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of cardmember receivables, the impact of additional external qualitative factors on the probable losses inherent within the cardmember receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of cardmember receivables or loans and net write-off coverage.

Cardmember loans and receivables balances are written-off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification and recoveries are recognized as they are collected.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the three months ended March 31:

(Millions)	2013	2012
Balance, January 1	$428	$ 438
Additions:
Provisions(a)	154	149
Other(b)	41	29

Total provision	195	178

Deductions:
Net write-offs(c)	(178)	(182)
Other(d)	(35)	(10)

Balance, March 31	$410	$ 424

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $99 million and $93 million for the three months ended March 31, 2013 and 2012, respectively.

(d)

Includes net write-offs resulting from unauthorized transactions of $(40) million and $(33) million for the three months ended March 31, 2013 and 2012, respectively; foreign currency translation adjustments of $(2) million and $3 million for the three months ended March 31, 2013 and 2012, respectively; reclassified cardmember bankruptcy reserves of $18 million for the three months ended March 31, 2012 only (cardmember bankruptcy reserves were classified as other liabilities in periods prior to March 31, 2012); and other items of $7 million and $2 million for the three months ended March 31, 2013 and 2012, respectively.

Cardmember Receivables Evaluated Individually and Collectively for Impairment

The following table presents cardmember receivables evaluated individually and collectively for impairment and related reserves as of March 31, 2013 and December 31, 2012:

(Millions)	2013	2012
Cardmember receivables evaluated individually for impairment(a)	$113	$ 117
Related reserves(a)	$88	$ 91

Cardmember receivables evaluated collectively for impairment	$43,258	$ 42,649
Related reserves	$322	$ 337

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Cardmember Loans and Receivables discussion in Note 3 for further information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2013	2012
Balance, January 1	$1,471	$ 1,874
Additions:
Provisions(a)	243	185
Other(b)	32	27

Total provision	275	212

Deductions:
Net write-offs
Principal(c)	(304)	(349)
Interest and fees(c)	(38)	(44)
Other(d)	(37)	(13)

Balance, March 31	$1,367	$ 1,680

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Provisions for unauthorized transactions.

(c)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $114 million and $133 million for the three months ended March 31, 2013 and 2012, respectively. Recoveries of interest and fees were de minimis.

(d)

Includes net write-offs resulting from unauthorized transactions of $(32) million and $(28) million for the three months ended March 31, 2013 and 2012, respectively; foreign currency translation adjustments of $(1) million and $10 million for the three months ended March 31, 2013 and 2012, respectively; reclassified cardmember bankruptcy reserves of $4 million for the three months ended March 31, 2012 only (cardmember bankruptcy reserves were classified as other liabilities in periods prior to March 31, 2012); and other items of $(4) million and $1 million for the three months ended March 31, 2013 and 2012, respectively.

Cardmember Loans Evaluated Individually and Collectively for Impairment

The following table presents cardmember loans evaluated individually and collectively for impairment and related reserves as of March 31, 2013 and December 31, 2012:

(Millions)	2013	2012
Cardmember loans evaluated individually for impairment(a)	$578	$ 633
Related reserves(a)	$144	$ 153

Cardmember loans evaluated collectively for impairment(b)	$61,708	$ 64,596
Related reserves(b)	$1,223	$ 1,318

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Cardmember Loans and Receivables discussion in Note 3 for further information.

(b)

Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans and related reserves. The reserves include the quantitative results of analytical models that are specific to individual pools of loans and reserves for external environmental qualitative factors that apply to loans in geographic markets that are collectively evaluated for impairment and are not specific to any individual pool of loans.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Investment Securities

Investment securities include debt and equity securities classified as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in AOCI, net of income taxes. Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 2 for a description of the Company’s methodology for determining the fair value of investment securities.

The following is a summary of investment securities as of March 31, 2013 and December 31, 2012:

	2013				2012

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$4,467	$190	$(5)	$4,652	$4,280	$199	$(5)	$ 4,474
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	330	7	—	337	330	8	—	338
Corporate debt securities	39	5	—	44	73	6	—	79
Mortgage-backed securities(a)	190	12	—	202	210	14	—	224
Equity securities(b)	55	196	—	251	64	232	—	296
Foreign government bonds and obligations	242	11	—	253	134	15	—	149
Other(c)	51	—	—	51	51	—	—	51

Total	$5,377	$421	$(5)	$5,793	$5,145	$474	$(5)	$ 5,614

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Primarily represents the Company’s investment in ICBC.

(c)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012:

	2013				2012

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$93	$(2)	$75	$(3)	$100	$(1)	$73	$ (4)

Total	$93	$(2)	$75	$(3)	$100	$(1)	$73	$ (4)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2013 and December 31, 2012:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2013:
90%–100%	22	$93	$(2)	4	$75	$(3)	26	$168	$ (5)

Total as of March 31, 2013	22	$93	$(2)	4	$75	$(3)	26	$168	$ (5)

2012:
90%–100%	46	$100	$(1)	4	$73	$(4)	50	$173	$ (5)

Total as of December 31, 2012	46	$100	$(1)	4	$73	$(4)	50	$173	$ (5)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Overall, for the investment securities in gross unrealized loss positions identified above, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the three months ended March 31, 2013 or the year ended December 31, 2012.

Supplemental Information

Gross realized gains on the sales of investment securities, included in other non-interest revenues, were $36 million and $24 million, for the three months ended March 31, 2013 and 2012, respectively. There were no gross realized losses for the three months ended March 31, 2013 and 2012.

Contractual maturities of investment securities, excluding equity securities and other securities, as of March 31, 2013 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$478	$ 479
Due after 1 year but within 5 years	509	519
Due after 5 years but within 10 years	175	188
Due after 10 years	4,109	4,305

Total	$5,271	$ 5,491

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

6.	Asset Securitizations

Charge Trusts and Lending Trust

The Company periodically securitizes cardmember receivables and loans arising from its card business through the transfer of those assets to securitization trusts. The trusts then issue securities to third-party investors, collateralized by the transferred assets.

Cardmember receivables are transferred to the American Express Issuance Trust (the Charge Trust), and the American Express Issuance Trust II (the Charge Trust II) (collectively referred to as the Charge Trusts). Cardmember loans are transferred to the American Express Credit Account Master Trust (the Lending Trust). The Charge Trusts and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying cardmember receivables and loans.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TRS, in its role as servicer of the Charge Trusts and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS, excluding its consolidated subsidiaries, owns approximately $0.8 billion of subordinated securities issued by the Lending Trust as of March 31, 2013. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trusts does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trusts makes it the party most closely related to the Charge Trusts. Based on these considerations, TRS is the primary beneficiary of both the Charge Trusts and the Lending Trust.

The debt securities issued by the Charge Trusts and the Lending Trust are non-recourse to the Company. Securitized cardmember receivables and loans held by the Charge Trusts and the Lending Trust are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions. The long-term debt of each trust is payable only out of collections on their respective underlying securitized assets.

There was approximately $1 million and $3 million of restricted cash held by the Charge Trusts as of March 31, 2013 and December 31, 2012, respectively, and approximately $1.1 billion and $73 million of restricted cash held by the Lending Trust as of March 31, 2013 and December 31, 2012, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Charge Trusts and Lending Trust Triggering Events

Under the respective terms of the Charge Trusts and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the three months ended March 31, 2013 and the year ended December 31, 2012, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of March 31, 2013 and December 31, 2012, customer deposits were categorized as interest-bearing or non-interest-bearing, as follows:

(Millions)	2013	2012
U.S.:
Interest-bearing	$40,786	$ 39,649
Non-interest-bearing (includes $155 million of cardmember credit balances)(a)	174	10
Non-U.S.:
Interest-bearing	126	135
Non-interest-bearing (includes $206 million of cardmember credit balances)(a)	215	9

Total customer deposits	$41,301	$ 39,803

(a)	Beginning the first quarter 2013, the Company reclassified prospectively Cardmember credit balances from Cardmember loans, Cardmember receivables and Other liabilities to Customer deposits.

Customer deposits by deposit type, as of March 31, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
U.S. retail deposits:
Savings accounts – Direct	$21,150	$ 18,713
Certificates of deposit:
Direct	722	725
Third-party	8,280	8,851
Sweep accounts – Third-party	10,634	11,360
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	154	154
Cardmember credit balances – U.S. and non-U.S.	361	—

Total customer deposits	$41,301	$ 39,803

The scheduled maturities of certificates of deposit as of March 31, 2013 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2013	$4,128	$1	$ 4,129
2014	2,637	1	2,638
2015	727	—	727
2016	902	—	902
2017	382	—	382
After 5 years	226	—	226

Total	$9,002	$2	$ 9,004

As of March 31, 2013 and December 31, 2012, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2013	2012
U.S.	$476	$ 475
Non-U.S.	1	1

Total	$477	$ 476

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Derivatives and Hedging Activities

The Company uses derivative financial instruments (derivatives) to manage exposures to various market risks. Derivatives derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity index or price. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not engage in derivatives for trading purposes.

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

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by the Company and rated as investment grade. Counterparty risk exposures are centrally monitored by the Company. Additionally, in order to mitigate the bilateral

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of the Company’s derivative assets and liabilities as of March 31, 2013 and December 31, 2012 is subject to such master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of March 31, 2013 and December 31, 2012, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 2 for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2013 and December 31, 2012:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$718	$824	$—	$ —
Total return contract
Fair value hedge	4	—	—	19
Foreign exchange contracts
Net investment hedges	81	43	153	150

Total derivatives designated as hedging instruments	$803	$867	$153	$ 169

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$ —
Foreign exchange contracts, including certain embedded derivatives(a)	155	75	76	158
Equity-linked embedded derivative(b)	—	—	1	2

Total derivatives not designated as hedging instruments	155	75	77	160

Total derivatives, gross	$958	$942	$230	$ 329

Cash collateral netting(c)	(524)	(326)	—	(21)

Derivative asset and derivative liability netting(d)	(31)	(23)	(31)	(23)

Total derivatives, net(e)	$403	$593	$199	$ 285

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $335 million as of March 31, 2013 and December 31, 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces the Company’s risk exposure to $403 million and $258 million as of March 31, 2013 and December 31, 2012, respectively, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets.

(d)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(e)

The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within other assets and other liabilities on the Company’s Consolidated Balance Sheets.

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

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of both March 31, 2013 and December 31, 2012, the Company hedged $18.4 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of other expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR, as well as between the overnight indexed swap (OIS) and 1-month LIBOR, as basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value resulting from changes in interest rates. The existing basis adjustment of the hedged asset or liability is amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a TRC to transfer this exposure to its derivative counterparty. As of March 31, 2013 and December 31, 2012, the fair value of the equity investment in ICBC was $250 million (357.1 million shares) and $295 million (415.9 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three months ended March 31:

	Gains (losses) recognized in income

(Millions)	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(104)	$(83)	Other, net expenses	$110	$69	$6	$ (14)
Total return contract	Other non-interest revenues	4	(32)	Other non-interest revenues	(4)	32	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $112 million and $122 million for the three months ended March 31, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of March 31, 2013 and December 31, 2012, the Company did not hedge any of its floating-rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $23 million and $(250) million for the three months ended March 31, 2013 and 2012, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the three months ended March 31, 2013 or 2012.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three months ended March 31:

	Pretax gains (losses)

		Amount

Description (Millions)	Income Statement Line Item	2013	2012
Interest rate contracts	Other, net expenses	$—	$ (1)
Foreign exchange contracts(a)	Other non-interest revenues	1	—
	Other, net expenses	170	(102)
Equity-linked contract	Other non-interest revenues	1	1

Total		$172	$ (102)

(a)	Foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Guarantees

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

The following table provides information related to such guarantees as of March 31, 2013 and December 31, 2012:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2013	2012	2013	2012
Card and travel operations(c)	$42	$44	$91	$ 93
Other(d)	1	1	92	93

Total	$43	$45	$183	$ 186

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three months ended March 31 were as follows:

2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$—	$(754)	$(488)	$ (927)

Net unrealized gains (losses)	(12)				(12)
Reclassification for realized (gains) losses into earnings	(23)				(23)
Net translation of investments in foreign operations			11		11
Net losses related to hedges of investment in foreign operations			(56)		(56)
Pension and other postretirement benefit losses				27	27

Net change in accumulated other comprehensive (loss) income	(35)	—	(45)	27	(53)

Balances as of March 31, 2013	$280	$—	$(799)	$(461)	$ (980)

2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$288	$(1)	$(682)	$(481)	$ (876)

Net unrealized gains (losses)	34				34
Reclassification for realized (gains) losses into earnings	(14)	1			(13)
Net translation of investments in foreign operations			322		322
Net losses related to hedges of investment in foreign operations			(250)		(250)
Pension and other postretirement benefit losses				6	6

Net change in accumulated other comprehensive (loss) income	20	1	72	6	99

Balances as of March 31, 2012	$308	$—	$(610)	$(475)	$ (777)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three months ended March 31, 2013:

Description (Millions)	Income Statement Line Item	Amount
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$ (36)
Related income tax expense	Income tax provision	13

Total		$ (23)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of the Company’s federal tax returns for years through 2004; however, refund claims for those years continue to be reviewed by the IRS. In addition, the Company is currently under examination by the IRS for the years 2005 through 2007.

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $886 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $886 million of unrecognized tax benefits, approximately $682 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $204 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rate from continuing operations was 32.9 percent and 29.2 percent for the three months ended March 31, 2013 and 2012, respectively. The tax rate for the three months ended March 31, 2012 includes a $50 million tax benefit related to the realization of certain foreign tax credits.

In addition, the tax rates for both periods reflect the level of pretax income in relation to a generally consistent level of recurring permanent tax benefits and geographic mix of business.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2013	2012
Numerator:
Basic and diluted:
Net income	$1,280	$ 1,256
Earnings allocated to participating share awards(a)	(11)	(14)

Net income attributable to common shareholders	$1,269	$ 1,242

Denominator:(a)
Basic: Weighted-average common stock	1,099	1,160
Add: Weighted-average stock options(b)	7	6

Diluted	1,106	1,166

Basic EPS	$1.15	$ 1.07
Diluted EPS	$1.15	$ 1.07

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

(b)

For the three months ended March 31, 2013 and 2012, the dilutive effect of unexercised stock options excludes 1 million and 8 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2013 and 2012, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

13.	Details of Certain Consolidated Statements of Income Lines

The following is a detail of other commissions and fees for the three months ended March 31:

(Millions)	2013	2012
Foreign currency conversion revenue	$210	$ 207
Delinquency fees	164	162
Service fees	82	93
Other	117	121

Total other commissions and fees	$573	$ 583

The following is a detail of other revenues for the three months ended March 31:

(Millions)	2013	2012
Global Network Services partner revenues	$144	$ 151
Net gain on investment securities	36	24
Other	357	378

Total other revenues	$537	$ 553

Other revenues include revenues arising from contracts with Global Network Services (GNS) partners including royalties and signing fees, insurance premiums earned from cardmember travel and other insurance programs, Travelers Cheques-related revenues, publishing revenues and other miscellaneous revenue and fees.

The following is a detail of marketing, promotion, rewards and cardmember services for the three months ended March 31:

(Millions)	2013	2012
Marketing and promotion	$621	$ 631
Cardmember rewards	1,520	1,467
Cardmember services	189	194

Total marketing, promotion, rewards and cardmember services	$2,330	$ 2,292

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Cardmember rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Cardmember services expense includes protection plans and complimentary services provided to cardmembers.

The following is a detail of other, net for the three months ended March 31:

(Millions)	2013	2012
Professional services	$716	$ 691
Occupancy and equipment	472	438
Communications	96	96
Other	246	250

Total other, net	$1,530	$ 1,475

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments and certain Loyalty Partner expenses.

14.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of March 31, 2013, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses its material legal proceedings and governmental examinations under Item 1. Legal Proceedings in Part II. Other Information, and under “Legal Proceedings” in the 2012 Form 10-K (collectively, Legal Proceedings).

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated. As discussed below, there may be instances in which an exposure to loss exceeds the accrued liability. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued or a revision to the disclosed estimated range of possible losses, as applicable.

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

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $440 million in excess of any accrued liability related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents certain selected financial information for the three months ended March 31:

(Millions)	2013	2012
Non-interest revenues:
USCS	$2,878	$ 2,754
ICS	1,124	1,106
GCS	1,220	1,216
GNMS	1,234	1,186
Corporate & Other, including adjustments and eliminations(a)	182	192

Total	$6,638	$ 6,454

Interest income:
USCS	$1,386	$ 1,314
ICS	290	293
GCS	3	3
GNMS	7	4
Corporate & Other, including adjustments and eliminations(a)	76	93

Total	$1,762	$ 1,707

Interest expense:
USCS	$182	$ 184
ICS	97	100
GCS	60	62
GNMS	(62)	(58)
Corporate & Other, including adjustments and eliminations(a)	242	286

Total	$519	$ 574

Total revenues net of interest expense:
USCS	$4,082	$ 3,884
ICS	1,317	1,299
GCS	1,163	1,157
GNMS	1,303	1,248
Corporate & Other, including adjustments and eliminations(a)	16	(1)

Total	$7,881	$ 7,587

Net income:
USCS	$804	$ 752
ICS	178	197
GCS	191	177
GNMS	373	357
Corporate & Other, including adjustments and eliminations(a)	(266)	(227)

Total	$1,280	$ 1,256

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:

•	charge and credit card products;

•	expense management products and services;

•	consumer and business travel services;

•	stored-value products such as Travelers Cheques and other prepaid products;

•	network services;

•	merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants; and

•	fee services, including fraud prevention services and the design of customized customer loyalty and rewards programs.

The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

The Company competes in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment mechanisms, systems and products. As the payments industry continues to evolve, the Company is facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, that leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. The Company is transforming its existing businesses and creating new products and services for the digital marketplace as the Company seeks to increase its share of online spend, enhance customers’ digital experiences and develop platforms for online and mobile commerce.

The Company’s products and services generate the following types of revenue for the Company:

•

Discount revenue, which is the Company’s largest revenue source, represents fees generally charged to merchants when cardmembers use their cards to purchase goods and services at merchants on the Company’s network;

•	Net card fees, which represent revenue earned for annual card membership fees;

•	Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments;

•

Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with partners of our Global Network Services (GNS) business (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees; and

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

If the Company achieves its EPS and ROE targets, it will seek to return on average and over time approximately 50 percent of the capital it generates to shareholders as dividends or through the repurchases of common stock, which may be subject to certain regulatory restrictions as described herein.

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

Current Economic Environment/Outlook

The Company’s results for first quarter of 2013 reflect healthy spending growth and strong credit performance in both the United States and internationally. The rate of spending growth was consistent with last quarter, however it was slower than in the first quarter of the prior year, reflecting in part the impact of a continuing slow growth economic environment. The Company also saw its average loans continue to grow modestly year over year, which, along with a higher net yield and a lower cost of funds related to the charge card portfolio, led to a 10 percent increase in net interest income. At the same time, lending loss rates remain near all-time lows.

The positive impacts of billings and loan growth were partially offset by lower lending reserve releases this year as compared to the prior year. In the first quarter, operating expenses grew by 1 percent as compared to the prior year. The Company’s aim is to have operating expenses grow at an annual rate of less than 3 percent over the next two years, with the 2012 operating expenses, excluding the restructuring charge taken in the fourth quarter of 2012, as the base.

The Company continues to invest in growth opportunities in the United States and internationally. For the first quarter of 2013, marketing and promotion expense was approximately 7.9 percent of revenues. The Company continues to aim to keep this ratio at approximately 9 percent for the full year.

As discussed below within Certain Legislative, Regulatory and Other Developments, the regulatory environment continues to evolve and has heightened the focus that all financial companies, including the Company, must have on their controls and processes. The review of products and practices will be a continuing focus of the Company, as well as by regulators.

Competition remains extremely intense across the Company’s businesses. In addition, the global economic environment remains sluggish. While the Company’s business is diversified, including the corporate card business, a large international business and GNS partners around the world, any impact of potential U.S. income tax law changes and continued budget and debt ceiling discussions in Washington remains uncertain. In addition, the current instability in Europe could further adversely affect global economic conditions, including continued pressure on consumer and corporate confidence and spending. Europe accounted for approximately 11 percent of the Company’s total billed business for the quarter ended March 31, 2013.

American Express Company

Selected Statistical Information

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Three Months Ended March 31,	2013	2012	Change
Card billed business: (billions)
United States	$150.0	$139.6	7%
Outside the United States	74.5	71.6	4%

Total	$224.5	$211.2	6%

Total cards-in-force: (millions)
United States	52.1	50.9	2%
Outside the United States	51.1	47.8	7%

Total	103.2	98.7	5%

Basic cards-in-force: (millions)
United States	40.5	39.6	2%
Outside the United States	41.1	38.2	8%

Total	81.6	77.8	5%

Average discount rate	2.52%	2.53%
Average basic cardmember spending (dollars)(a)	$3,905	$3,772	4%
Average fee per card (dollars)(a)	$40	$38	5%
Average fee per card adjusted (dollars)(a)	$44	$42	5%

(a)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $65 million for both the three months ended March 31, 2013 and 2012. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

As of or for the Three Months Ended March 31, (Millions, except percentages and where indicated)	2013	2012	Change
Worldwide cardmember receivables
Total receivables (billions)	$43.4	$41.5	5%
Loss reserves
Beginning balance	$428	$438	(2)%
Provisions(a)	154	149	3%
Other additions(b)	41	29	41%
Net write-offs(c)	(178)	(182)	(2)%
Other deductions(d)	(35)	(10)	#

Ending balance	$410	$424	(3)%

% of receivables	0.9%	1.0%
Net write-off rate — principal — USCS(e)	2.0%	2.3%
Net write-off rate — principal and fees — USCS(e)	2.2%	2.5%
30 days past due as a % of total — USCS	1.9%	1.9%
Net loss ratio as a % of charge volume — ICS/GCS	0.12%	0.11%
90 days past billing as a % of total — ICS/GCS	0.8%	0.7%

Worldwide cardmember loans
Total loans (billions)	$62.3	$60.1	4%
Loss reserves
Beginning balance	$1,471	$1,874	(22)%
Provisions(a)	243	185	31%
Other additions(b)	32	27	19%
Net write-offs — principal(c)	(304)	(349)	(13)%
Net write-offs — interest and fees(c)	(38)	(44)	(14)%
Other deductions(d)	(37)	(13)	#

Ending balance	$1,367	$1,680	(19)%

Ending Reserves — principal	$1,316	$1,622	(19)%
Ending Reserves — interest and fees	$51	$58	(12)%
% of loans	2.2%	2.8%
% of past due	170%	201%
Average loans (billions)	$62.8	$60.7	3%
Net write-off rate — principal only(e)	1.9%	2.3%
Net write-off rate — principal, interest and fees(e)	2.2%	2.6%
30 days past due as a % of total	1.3%	1.4%
Net interest income divided by average loans(f)	8.0%	7.5%
Net interest yield on cardmember loans(f)	9.5%	9.2%

#	denotes a variance greater than 100 percent.

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) interest and/or fees, less recoveries.

(d)	Refer to Note 4 to the Consolidated Financial Statements for the components of other deductions for the three months ended March 31, 2013 and 2012.

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

American Express Company

Selected Statistical Information

(continued)

Calculation of Net Interest Yield on Cardmember Loans

Three Months Ended March 31, (Millions, except percentages and where indicated)	2013	2012
Net interest income	$1,243	$ 1,133
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	311	364
Interest income not attributable to the Company’s cardmember loan portfolio	(95)	(109)

Adjusted net interest income(a)	$1,459	$ 1,388

Average loans (billions)	$62.8	$ 60.7
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other (billions)	(0.3)	(0.2)

Adjusted average loans (billions)(a)	$62.5	$ 60.5

Net interest income divided by average loans	8.0%	7.5%
Net interest yield on cardmember loans(a)	9.5%	9.2%

(a)

Net interest yield on cardmember loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on cardmember loans, which provides a measure of profitability of the Company’s cardmember loan portfolio.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

The Company’s consolidated net income for the three months ended March 31, 2013 increased $24 million or 2 percent and diluted EPS increased $0.08 or 7 percent as compared to the same period in the prior year.

The Company’s total revenues net of interest expense, total provisions for losses and total expenses increased by approximately 4 percent, 21 percent and 1 percent, respectively, for the three months ended March 31, 2013 as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense increased $294 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, reflecting increases of 5 percent in U.S. Card Service (USCS), 4 percent in Global Network & Merchant Services (GNMS), and 1 percent in both Global Commercial Services (GCS) and International Card Services (ICS). The increase in total revenues net of interest expense primarily reflects higher discount revenue, higher net interest income, and higher net card fees, partially offset by lower other revenues and travel commissions and fees.

Discount revenue increased $181 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily as a result of 6 percent growth in billed business volumes, partially offset by higher contra-revenue items, including cash rebate rewards, and a decline in the average discount rate. The average discount rate of 2.52 percent in the first quarter of 2013 decreased by 1 basis point compared to 2.53 percent in the first quarter 2012 and increased by 3 basis points compared to 2.49 percent in the fourth quarter of 2012. The increase in rate versus the fourth quarter of 2012 reflects the normal seasonal impact of a higher level of retail-related business volumes during that period. Changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives and other factors will likely result in some erosion of the average discount rate.

U.S. billed business and billed business outside the United States increased 7 percent and 4 percent, respectively, for the three months ended March 31, 2013 as compared to the prior year, reflecting increases in average spending per proprietary basic card and in basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the three months ended March 31, 2013 compared to the same period in the prior year.

	2013

	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	6%	7%
Proprietary billed business	6	6
GNS billed business(c)	9	12
Airline-related volume (10% of worldwide billed business)	—	1
United States(b)
Billed business	7
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	11
Proprietary Corporate Services billed business(e)	6
T&E-related volume (27% of U.S. billed business)	4
Non-T&E-related volume (73% of U.S. billed business)	9
Airline-related volume (9% of U.S. billed business)	1
Outside the United States(b)
Billed business	4	7
Japan, Asia Pacific & Australia (JAPA) billed business	6	9
Latin America & Canada (LACC) billed business	6	9
Europe, the Middle East & Africa (EMEA) billed business	2	4
Proprietary consumer and small business billed business(f)	2	5
JAPA billed business	(1)	4
LACC billed business	5	7
EMEA billed business	2	4
Proprietary Corporate Services billed business(e)	(2)	—

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

Net card fees increased $43 million or 7 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, reflecting higher average fees per card primarily due to fee increases and a greater mix of premium products in USCS and ICS as well as an increase in proprietary cards-in-force.

Travel commissions and fees decreased $14 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, reflecting a 3 percent decrease in worldwide travel sales. Business travel sales declined 4 percent, while U.S. consumer travel sales increased 2 percent.

Other commissions and fees decreased $10 million or 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, driven by relatively flat delinquency fees and modest costs from cardmember remediation, partially offset by higher Loyalty Partner revenues in the ICS segment.

Other revenues decreased $16 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily reflecting a favorable effect in the first quarter of 2012 due to revised estimates of the liability for uncashed Travelers Cheques in certain international markets, partially offset by a larger gain on the sale of investment securities in the first quarter of 2013.

Interest income increased $55 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. Interest on loans increased $72 million or 4 percent, driven by higher average loans and a reduction in the cardmember remediation reserve. Interest and dividends on investment securities decreased $13 million or 20 percent, primarily due to lower average investment securities. Interest on deposits with banks and others decreased $4 million or 13 percent, primarily due to a lower volume of interest-bearing transactions with financial institutions.

Interest expense decreased $55 million or 10 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. Interest on deposits decreased $15 million or 12 percent, primarily due to a lower effective cost of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $40 million or 9 percent, reflecting a lower effective cost of funds and average long-term debt balances.

Provisions for Losses

Provisions for losses increased $85 million or 21 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. Charge card provisions for losses increased $17 million or 10 percent, primarily due to higher ending receivables balances in the first quarter of 2013. Cardmember loan provisions for losses increased $63 million or 30 percent, primarily due to a lower reserve release in the first quarter of 2013 as compared to the same period in the prior year, partially offset by lower write-offs in the first quarter of 2013 due to improved credit performance. Other provisions for losses increased $5 million or 23 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.

Expenses

Consolidated expenses increased $73 million or 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. The increase reflects higher cardmember rewards expense, occupancy and equipment, and professional services, partially offset by lower salaries and employee benefits, marketing and promotion and cardmember services expenses.

Marketing and promotion expense decreased $10 million or 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, reflecting lower brand advertising, partially offset by higher acquisition spending in USCS.

Cardmember rewards expense increased $53 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, due to an increase in co-brand rewards expense of $62 million, partially offset by a decrease in the Membership Rewards expense of $9 million. The increase in co-brand rewards expenses is primarily related to higher spending volumes. The decrease in Membership Rewards is a result of a net $35 million expense reduction resulting from (i) a slower average ultimate redemption rate (URR) growth rate reducing expenses and (ii) a decline in the reduction in the weighted-average cost (WAC) increasing expenses (both comparing the first quarter of 2013 to the same period in the prior year), mostly offset by higher expenses in 2013 due to an increase in new points earned.

The Company’s Membership Rewards URR for current participants was 94 percent (rounded up) for the three months ended March 31, 2013, an increase from 93 percent (rounded up) as compared to the same period in the prior year. The increases in the ultimate redemption rate are a result of cardmembers’ increased engagement with the Company’s Membership Rewards program and enhancements made to the U.S. URR estimation process implemented in the fourth quarter of 2012.

Cardmember services expense decreased $5 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.

Salaries and employee benefits expense decreased $20 million or 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, driven by greater restructuring charges in the prior year.

Other, net increased $55 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily reflecting higher occupancy and equipment expenses driven by higher data processing costs and software amortization costs as well as higher professional services expenses driven by increased investments in the business and higher legal fees.

Income Taxes

The effective tax rate was 32.9 percent for the three months ended March 31, 2013 as compared to 29.2 percent for the same period in the prior year. The tax rate in the first quarter of 2012 includes a tax benefit of $50 million related to the realization of certain foreign tax credits.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and a series of international capital and liquidity standards published by Basel on December 16, 2010 will in the future change the current quantitative measures. In general, these changes will involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued three joint notices of proposed rulemaking, collectively referred to as Basel III, which presents details of the proposed new U.S. regulatory capital standards. The proposed U.S. rules are generally in line with the aforementioned capital standards published by Basel in 2010.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of March 31, 2013.

	Well- Capitalized Ratios(a)	Ratios as of March 31, 2013
Risk-Based Capital
Tier 1	6%
American Express Company		12.6%
American Express Centurion Bank		20.8%
American Express Bank, FSB		17.9%
Total	10%
American Express Company		14.6%
American Express Centurion Bank		22.1%
American Express Bank, FSB		20.1%
Tier 1 Leverage	5%
American Express Company		10.3%
American Express Centurion Bank		18.2%
American Express Bank, FSB		17.3%
Common Equity to Risk-Weighted Assets
American Express Company		15.7%
Tier 1 Common Risk-Based(b)
American Express Company		12.6%
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		12.4%

(a)	As defined by the Federal Reserve.

(b)	Refer to page 44 for a reconciliation of Tier 1 common equity and tangible common equity, both non-GAAP measures.

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of March 31, 2013 were $123.0 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of March 31, 2013 was $15.5 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of March 31, 2013 was $2.4 billion.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of March 31, 2013 were $150.4 billion.

The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:

Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

(Billions)	March 31, 2013
Total shareholders’ equity	$ 19.3
Net effect of certain items in accumulated other comprehensive loss excluded from
Tier 1 common equity	0.1
Less: Ineligible goodwill and intangible assets	(3.7)
Less: Ineligible deferred tax assets	(0.2)

Total Tier 1 common equity	$ 15.5

The Company believes the Tier 1 common risk-based capital ratio is useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed U.S. banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $19.3 billion as of March 31, 2013, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.0 billion as of March 31, 2013. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

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

The Company maintains certain flexibility to shift capital across its businesses as appropriate. For example, the Company may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity levels at the American Express Company (Parent Company) level. The Company does not currently intend or foresee a need to shift capital from non-U.S. subsidiaries with permanently reinvested earnings to a U.S. parent company.

Basel III

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. While final implementation of the rules related to capital ratios will be determined by the Federal Reserve, the Company estimates that had the new rules (as currently proposed) been in place during the first quarter of 2013, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would have been 12.4 percent, the reported Tier 1 leverage ratio would have been 10.2 percent and the supplementary leverage ratio would have been 8.7 percent.1 These ratios are calculated using the standardized approach as described in the proposed rules and are based on the Company’s reported Basel I ratios, without taking into account the potential impact of Basel II implementation. As noted above, the Company is currently taking steps toward Basel II implementation in the United States.

The estimated impact of the Basel III rules will change over time based upon changes in the size and composition of the Company’s balance sheet as well as based on the implementation of the Basel III rules; and the estimated impact for the first quarter of 2013 is not necessarily indicative of the impact in future periods.

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

[1]

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

(Billions)	March 31, 2013
Risk-Based Capital under Basel I	$ 15.5
Adjustments related to:
AOCI for available for sale securities	0.3
Pension and other post-retirement benefit costs	(0.5)
Other	0.1

Estimated Risk-Based Capital under Basel III(a)	$ 15.4

(a)

Estimated Basel III Tier 1 capital and Tier 1 common equity reflects the Company’s current interpretation of the Basel III rules. The estimated Basel III Tier 1 capital and Tier 1 common equity could change in the future as the U.S. regulatory agencies implement Basel III or if the Company’s business changes.

Basel III Risk-Weighted Assets — The Basel III risk-weighted assets reflect the Company’s current interpretation of the Basel III rules on the Company’s Basel I risk-weighted assets. Risk-weighted assets include adjustments relating to the impact of the incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. Basel III risk-weighted assets as of March 31, 2013 were estimated to be $124.3 billion.

Basel III Tier 1 Leverage Ratio — The Basel III Tier 1 leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s average total consolidated assets.

Basel III Supplementary Leverage Ratio — The Basel III supplementary leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s estimated total assets for leverage capital purposes under Basel III. Estimated total assets for leverage capital purposes includes adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for leverage capital purposes as of March 31, 2013 based on the Company’s current interpretation of the Basel III rules were estimated to be $177.3 billion.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months ended March 31, 2013, the Company returned $1.0 billion to its shareholders in the form of dividends ($0.2 billion) and share repurchases ($0.8 billion). The Company repurchased 13 million common shares at an average price of $61.73 in first quarter 2013. These dividend and share repurchase amounts represent approximately 70 percent of total capital generated during the quarter.

Since the inception of repurchase programs in December 1994, the Company has distributed approximately 66 percent of capital generated through share repurchases and dividends on a cumulative basis.

On March 14, 2013, the Company announced its capital distribution plan outlining its intent to repurchase up to $3.2 billion of shares during the last three quarters of 2013 and up to $1.0 billion of shares in the first quarter of 2014, as well as an increase in the Company’s quarterly dividend from $0.20 per share to $0.23 per share beginning with the second quarter 2013 dividend declaration.

On March 25, 2013, the Board of Directors authorized the repurchase of up to 150 million common shares over time. This replaces the 2012 authorization. Share repurchases will be executed in accordance with the Company’s capital plan submitted to the Federal Reserve and will be subject to market conditions, results from operations and generation of capital consistent with the capital plan.

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

During the first quarter of 2013, the Company issued $556 million of asset-backed securities from the American Express Issuance Trust II (the Charge Trust II) with a maturity of five years, which included $500 million of Class A notes at one-month LIBOR plus 28 basis points, $22 million of Class B notes at one-month LIBOR plus 45 basis points and $34 million of Class C notes at one-month LIBOR plus 70 basis points. Subsequent to March 31, 2013, the Company issued CAD$575 million of senior unsecured debt through its American Express Canada Credit Corporation subsidiary with a maturity of five years and a coupon of 2.31 percent.

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

Downgrades in the ratings of the Company’s unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under its unused lines of credit. Declines in credit ratings could also reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes the change in its funding mix, which now includes a higher proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC), should reduce the impact that credit rating downgrades would have on the Company’s funding capacity and costs. Downgrades to certain of the Company’s unsecured debt ratings in the last several years have not materially impacted the Company’s borrowing costs or resulted in a reduction in its borrowing capacity.

Deposit Programs

The Company offers deposits within its American Express Centurion Bank and American Express Bank, FSB (FSB) subsidiaries (together, the Banks). These funds are currently insured up to $250,000 per account holder through the FDIC. The Company’s ability to obtain deposit funding and offer competitive interest rates is dependent on the Banks’ capital levels. The Company, through the FSB, has a direct retail deposit program, Personal Savings from American Express, to supplement its distribution of deposit products sourced through third-party distribution channels. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.

The Company held the following deposits as of:

(Billions)	March 31, 2013	December 31, 2012
U.S. retail deposits:
Savings accounts — Direct	$21.2	$ 18.7
Certificates of deposit:(a)
Direct	0.7	0.7
Third-party	8.3	8.9
Sweep accounts — Third-party	10.6	11.4
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.1
Cardmember credit balances — U.S. and non-U.S.(b)	0.4	—

Total customer deposits	$41.3	$ 39.8

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 17.8 months and 2.1 percent, respectively, as of March 31, 2013.

(b)	Beginning the first quarter 2013, the Company reclassified prospectively Cardmember credit balances from Cardmember loans, Cardmember receivables and Other liabilities to Customer deposits.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the three months ended March 31, 2013, no such triggering events occurred.

The ability of issuers of asset-backed securities relating to cardmember receivables and loans of an originating bank to obtain necessary credit ratings for their issuances has historically been based, in part, on qualification under the FDIC’s safe harbor rule for assets transferred in securitizations. In 2009 and 2010, the FDIC issued a series of changes to its safe harbor rule, including a final rule for securitization safe harbor, issued in 2010, requiring issuers to comply with a new set of requirements in order to qualify for the safe harbor protection. Issuances out of the American Express Credit Account Master Trust (the Lending Trust) are grandfathered under the new FDIC final rule. There are two trusts for the Company’s cardmember charge card receivable securitization, the American Express Issuance Trust (the Charge Trust) and the Charge Trust II. The Charge Trust does not satisfy the criteria required to be covered by the FDIC’s new safe harbor rule, nor did it meet the requirements to be covered by the safe harbor rule existing prior to 2009. It was structured, and continues to be structured, so that the financial assets transferred to the Charge Trust would not be deemed to be property of the originating banks in the event the FDIC is appointed as a receiver or conservator of the originating banks. The Charge Trust II, which was formed in October 2012, was designed to satisfy the criteria to be covered by the FDIC’s new safe harbor rule.

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

The Company’s current liquidity target is to have adequate liquidity in the form of excess cash and readily marketable securities that are easily convertible into cash to satisfy all maturing long-term funding obligations for a 12-month period. In addition to its cash and readily marketable securities, the Company maintains a variety of contingent liquidity resources, such as access to undrawn amounts under its secured financing facilities and the Federal Reserve discount window as well as committed bank credit facilities.

As of March 31, 2013, the Company’s excess cash available to fund long-term maturities was as follows:

(Billions)	Total
Cash	$ 20.9(a)

Cash available to fund maturities	$ 20.9

(a)

Includes $28.0 billion classified as cash and cash equivalents, less $8.1 billion of cash available to fund day-to-day operations. Cash as shown in the table above also includes $1.0 billion classified as other assets on the Company’s Consolidated Balance Sheets, which is held against upcoming asset-backed securitization maturities. The $20.9 billion represents cash residing in the United States.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
June 30, 2013	$4.5	$0.9	$0.9	$ 6.3
September 30, 2013	3.1	2.0	0.6	5.7
December 31, 2013	—	1.2	2.6	3.8
March 31, 2014	—	0.5	0.7	1.2

Total	$7.6	$4.6	$4.8	$ 17.0

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

Securitized Borrowing Capacity

As of March 31, 2013, the Company maintained its committed, revolving, secured financing facility, with a maturity date of July 15, 2014, that gives the Company the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust. The Company also maintained its committed, revolving, secured financing facility, with a maturity date of September 15, 2015, that gives the Company the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance the Company’s contingent funding resources.

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

The Company had approximately $42.4 billion as of March 31, 2013 in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured financing facilities described above, the Company maintained committed syndicated bank credit facilities as of March 31, 2013 of $7.7 billion, which expire as follows:

(Billions)
2014	$ 2.1
2015	3.0
2016	2.6

Total	$ 7.7

Certain Other Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had approximately $258 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to cardmembers.

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

For the three months ended March 31, 2013, net cash provided by operating activities of $7.5 billion increased $4.1 billion compared to $3.4 billion for the three months ended March 31, 2012, primarily due to changes in accounts payable and other liabilities.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.

For the three months ended March 31, 2013, net cash provided by investing activities was $32 million, compared to $1.9 billion for the three months ended March 31, 2012. The decrease was due to an increase in restricted cash, higher purchases of investments, lower maturity and redemption of investments and an increase in cardmember loans and receivables.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.

For the three months ended March 31, 2013, net cash used in financing activities of $1.8 billion decreased $1.5 billion compared to $3.3 billion for the three months ended March 31, 2012 due to a decrease in principal payments on long-term debt and increases in short-term borrowings and customer deposits, offset by a decrease in the issuance of long-term debt and an increase in the repurchase of common shares in 2013.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank which was enacted in July 2010, is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law created an independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company’s insured depository institution subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

In July 2012, the CFPB issued a bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. The Company is cooperating with regulators in their ongoing regulatory examination of credit card add-on products. More generally, the review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly, as well as by the Company itself. The ultimate impact of this heightened scrutiny is uncertain, but internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to pricing, practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, additional restitution to cardmembers and possible additional regulatory actions which could include civil money penalties.

In October 2012, the Company announced that it reached settlements with several bank regulators, including the CFPB, relating to certain aspects of the Company’s U.S. consumer card practices, which requires the Company to undertake certain actions in 2013. For a description of the settlements, see “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Many provisions of Dodd-Frank require the adoption of rules for implementation. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislative or regulatory action. These new rules and studies will be implemented and undertaken over a period of several years. Accordingly, the ultimate consequences of Dodd-Frank and its implementing regulations on the Company’s business, results of operations and financial condition continues to be uncertain at this time.

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

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry, including interchange fees, non-discrimination and honor-all-cards rules, surcharging, separation of processing from card network management, perceived barriers to cross-border acquiring, mobile payments and technical standardization. The Commission has completed a consultation period and is expected to issue its preliminary conclusions in 2013. These conclusions may involve proposals for regulation or recommendations for self-regulation and could take up to 18-24 months to adopt and implement.

In certain countries, such as Australia, and in certain member states in Europe, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express cardmembers, which is known as differential surcharging, could have a material adverse effect on the Company if it becomes widespread. In June 2012, the Reserve Bank of Australia announced changes to the Australian surcharging standards beginning March 18, 2013 that will allow the Company and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” In the European Union (the EU), the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, will prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The EU member states have until December 2013 to transpose the directive into national law.

Although neither a legislative nor regulatory initiative, the settlement by MasterCard and Visa in a U.S. merchant class litigation (which has been given preliminary, but not final, approval by the trial court) requires, among other things, MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit card transactions.

Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers, merchant acquirers and payment networks. Governments in several countries have established or are proposing to establish network regulatory regimes. Broad regulatory oversight over payment networks include in some cases requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

Refer to “Consolidated Capital Resources and Liquidity” for a discussion of the series of international capital and liquidity standards published by the Basel Committee on Banking Supervision.

Business Segment Results

U.S. Card Services

Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2013	2012	Change
Revenues
Discount revenue, net card fees and other	$2,878	$2,754	$124	5%

Interest income	1,386	1,314	72	5
Interest expense	182	184	(2)	(1)

Net interest income	1,204	1,130	74	7

Total revenues net of interest expense	4,082	3,884	198	5
Provisions for losses	338	301	37	12

Total revenues net of interest expense after provisions for losses	3,744	3,583	161	4

Expenses
Marketing, promotion, rewards and cardmember services	1,545	1,472	73	5
Salaries and employee benefits and other operating expenses	929	931	(2)	—

Total expenses	2,474	2,403	71	3

Pretax segment income	1,270	1,180	90	8
Income tax provision	466	428	38	9

Segment income	$804	$752	$52	7%

Effective tax rate	36.7%	36.3%

U.S. Card Services

Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2013	2012	Change
Card billed business	$116.7	$107.7	8%
Total cards-in-force (millions)	42.5	41.2	3%
Basic cards-in-force (millions)	31.7	30.6	4%
Average basic cardmember spending (dollars)*	$3,709	$3,529	5%
U.S. Consumer Travel:
Travel sales (millions)	$1,044	$1,023	2%
Travel commissions and fees/sales	6.4%	7.4%
Total segment assets	$97.8	$90.7	8%
Segment capital (millions)	$9,073	$9,350	(3)%
Return on average segment capital(a)	29.2%	33.8%
Return on average tangible segment capital(a)	30.4%	35.5%

Cardmember receivables:
Total receivables	$20.4	$19.3	6%
30 days past due as a % of total	1.9%	1.9%
Average receivables	$20.0	$19.6	2%
Net write-off rate — principal only(b)	2.0%	2.3%
Net write-off rate — principal, interest and fees(b)	2.2%	2.5%

Cardmember loans:
Total loans	$53.6	$51.4	4%
30 days past due loans as a % of total	1.2%	1.3%
Net write-off rate — principal only(b)	2.0%	2.3%
Net write-off rate — principal, interest and fees(b)	2.2%	2.6%
Calculation of Net Interest Yield on Cardmember loans:
Net interest income (millions)	$1,204	$1,130
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio (millions)	48	51
Interest income not attributable to the Company’s cardmember loan portfolio (millions)	(2)	(2)

Adjusted net interest income (millions)(c)	$1,250	$1,179

Average loans	$54.0	$51.9	4%
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans	—	—

Adjusted average loans(c)	$54.0	$51.9
Net interest income divided by average loans	9.0%	8.8%
Net interest yield on cardmember loans(c)	9.4%	9.1%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.6 billion and $2.9 billion for the twelve months ended March 31, 2013 and 2012, respectively) by (ii) one-year average segment capital ($9.1 billion and $8.5 billion for the twelve months ended March 31, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $368 million and $414 million as of March 31, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (e) on page 38.

(c)

Net interest yield on cardmember loans, adjusted net interest income and adjusted average loans are non-GAAP measures. Refer to the “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on cardmember loans, which provides a measure of profitability of the Company’s cardmember loan portfolio.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

USCS segment income increased $52 million or 7 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.

Total revenues net of interest expense increased $198 million or 5 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily driven by higher discount revenue, increased net interest income and higher net card fees.

Discount revenue, net card fees and other revenues increased $124 million or 5 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to higher discount revenue resulting from billed business growth and higher net card fees, partially offset by lower other commissions and fees. Billed business increased 8 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily driven by a 5 percent increase in average spending per proprietary basic cards-in-force.

Interest income increased $72 million or 5 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to a 4 percent increase in average cardmember loans and higher net interest yield as compared to the prior year.

Provisions for losses increased $37 million or 12 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, principally reflecting a lower cardmember lending reserve release in the first quarter of 2013, partially offset by lower net write-offs due to improved cardmember lending and charge card credit trends. Refer to the USCS Selected Statistical Information table for the lending and charge write-off rates for 2013 and 2012.

Expenses increased $71 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, mainly due to higher marketing, promotion, rewards and cardmember services expenses.

Marketing, promotion, rewards and cardmember services expenses increased $73 million or 5 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily reflecting higher cardmember rewards expenses and higher marketing and promotion expenses.

Cardmember rewards expense increased $60 million or 6 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, due to an increase in co-brand rewards expense of $68 million, partially offset by a decrease in Membership Rewards expense of $8 million.

The increase in co-brand rewards expenses is primarily related to higher spending volumes. The decrease in Membership Rewards expenses is a result of a slower average URR growth rate increasing expense and a decline in the reduction in the WAC increasing expenses (both comparing the first quarter of 2013 to the same period in the prior year), mostly offset by higher expenses in 2013 relating to an increase in new points earned.

Salaries and employee benefits and other operating expenses decreased $2 million or less than 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily driven by lower professional services expense, partially offset by higher salaries and employee benefits.

International Card Services

Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,124	$1,106	$18	2%

Interest income	290	293	(3)	(1)
Interest expense	97	100	(3)	(3)

Net interest income	193	193	—	—

Total revenues net of interest expense	1,317	1,299	18	1
Provisions for losses	95	54	41	76

Total revenues net of interest expense after provisions for losses	1,222	1,245	(23)	(2)

Expenses
Marketing, promotion, rewards and cardmember services	452	461	(9)	(2)
Salaries and employee benefits and other operating expenses	577	588	(11)	(2)

Total expenses	1,029	1,049	(20)	(2)

Pretax segment income	193	196	(3)	(2)
Income tax provision (benefit)	15	(1)	16	#

Segment income	$178	$197	$(19)	(10)%

Effective tax rate	7.8%	(0.5)%

#	denotes a variance greater than 100 percent.

International Card Services

Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2013	2012	Change
Card billed business	$31.3	$30.7	2%
Total cards-in-force (millions)	15.6	15.4	1%
Basic cards-in-force (millions)	10.6	10.5	1%
Average basic cardmember spending (dollars)*	$2,961	$2,927	1%
International Consumer Travel:
Travel sales (millions)	$340	$345	(1)%
Travel commissions and fees/sales	6.8%	7.2%
Total segment assets	$31.1	$30.9	1%
Segment capital (millions)	$2,981	$3,023	(1)%
Return on average segment capital(a)	20.9%	24.7%
Return on average tangible segment capital(a)	40.3%	50.0%

Cardmember receivables:
Total receivables	$7.1	$6.7	6%
90 days past billing as a % of total	1.1%	1.0%
Net loss ratio (as a % of charge volume)	0.18%	0.15%

Cardmember loans:
Total loans	$8.6	$8.6	— %
30 days past due loans as a % of total	1.7%	1.8%
Net write-off rate — principal only(b)	1.8%	2.1%
Net write-off rate — principal, interest and fees(b)	2.3%	2.7%
Calculation of Net Interest Yield on
Cardmember loans:
Net interest income (millions)	$193	$193
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio (millions)	23	25
Interest income not attributable to the Company’s cardmember loan portfolio (millions)	(7)	(9)

Adjusted net interest income (millions)(c)	$209	$209

Average loans	$8.8	$8.8	— %
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other	(0.3)	(0.2)

Adjusted average loans(c)	$8.5	$8.6
Net interest income divided by average loans	8.9%	8.8%
Net interest yield on cardmember loans(c)	10.0%	9.8%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($615 million and $731 million for the twelve months ended March 31, 2013 and 2012, respectively) by (ii) one-year average segment capital ($2.9 billion and $3.0 billion for the twelve months ended March 31, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion and $1.5 billion as of March 31, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information”, footnote (e) on page 38.

(c)

Net interest yield on cardmember loans, adjusted net interest income and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on cardmember loans, which provides a measure of profitability of the Company’s cardmember loan portfolio.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

ICS segment income decreased $19 million or 10 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. Assuming no changes in foreign exchange rates, ICS segment income decreased 6 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.2

Total revenues net of interest expense increased $18 million or 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to higher discount revenue, net card fees and other revenues. Assuming no changes in foreign exchange rates, total revenues net of interest expense increased 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.2

Discount revenue, net card fees and other revenues increased $18 million or 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to higher cardmember spending and growth in annual cardmember fees. Assuming no changes in foreign exchange rates, discount revenue, net card fees and other revenues increased 5 percent for the three months ended March 31, 2013.2

Billed business increased 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily reflecting a 1 percent increase in average spending per proprietary basic cards-in-force. Refer to the Consolidated Selected Statistical Information table on page 38 for additional information on billed business by region.

Interest income decreased $3 million or 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, reflecting a slight decrease in cardmember loans, partially offset by slightly higher net interest yield on cardmember loans.

Interest expense decreased $3 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, reflecting a lower effective cost of funds.

Provisions for losses increased $41 million or 76 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily driven by higher cardmember lending provisions due to lower reserve releases in 2013, partially offset by lower cardmember lending net write-off rates.

Expenses decreased $20 million or 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. Assuming no changes in foreign exchange rates, expenses increased 1 percent for the three months ended March 31, 2013.2

Marketing, promotion, rewards and cardmember services expenses decreased $9 million or 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to lower rewards costs, partially offset by higher cardmember services expenses.

Salaries and employee benefits and other operating expenses decreased $11 million or 2 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, driven by lower other operating expenses, partially offset by higher professional services.

[2]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

The tax rate in both periods reflected the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process. The tax rate in the three months ended March 31, 2013 also reflected an additional benefit due to the renewal by the U.S. Congress of the active financing legislation on January 2, 2013. The tax rate in the three months ended March 31, 2012 also reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

Global Commercial Services

Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,220	$1,216	$4	—%

Interest income	3	3	—	—
Interest expense	60	62	(2)	(3)

Net interest expense	(57)	(59)	(2)	(3)

Total revenues net of interest expense	1,163	1,157	6	1
Provisions for losses	37	35	2	6

Total revenues net of interest expense after provisions for losses	1,126	1,122	4	—

Expenses
Marketing, promotion, rewards and cardmember services	150	154	(4)	(3)
Salaries and employee benefits and other operating expenses	693	724	(31)	(4)

Total expenses	843	878	(35)	(4)

Pretax segment income	283	244	39	16
Income tax provision	92	67	25	37

Segment income	$191	$177	$14	8%

Effective tax rate	32.5%	27.5%

Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2013	2012	Change
Card billed business	$42.8	$41.4	3%
Total cards-in-force (millions)	7.0	7.0	—%
Basic cards-in-force (millions)	7.0	7.0	—%
Average basic cardmember spending (dollars)*	$6,105	$5,920	3%
Global Corporate Travel:
Travel sales (millions)	$4,653	$4,845	(4)%
Travel commissions and fees/sales	7.4%	7.2%
Total segment assets	$20.5	$21.9	(6)%
Segment capital (millions)	$3,636	$3,800	(4)%
Return on average segment capital(a)	18.0%	20.0%
Return on average tangible segment capital(a)	35.2%	40.6%
Cardmember receivables:
Total receivables	$15.7	$15.3	3%
90 days past billing as a % of total	0.7%	0.6%
Net loss ratio (as a % of charge volume)	0.08%	0.08%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($658 million and $731 million for the twelve months ended March 31, 2013 and 2012, respectively) by (ii) one-year average segment capital ($3.7 billion and $3.6 billion for the twelve months ended March 31, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion for both the twelve months ended March 31, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

GCS segment income increased $14 million or 8 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.

Total revenues net of interest expense increased $6 million or 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to higher discount revenue, net card fees and other revenues and lower interest expense.

Discount revenue, net card fees, and other revenues increased $4 million or less than 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to higher discount revenue resulting from an increased level of cardmember spending, partially offset by lower other revenues and travel commissions and fees.

Billed business increased 6 percent within the United States and decreased 2 percent outside the United States for the three months ended March 31, 2013. Assuming no changes in the foreign exchange rates, billed business volume increased less than 1 percent outside the United States.

Net interest expense decreased $2 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily driven by a lower cost of funds, partially offset by increased funding requirements due to higher average cardmember receivable balances.

Provisions for losses increased $2 million or 6 percent for the three months ended March 31, 2013 as compared to same period in the prior year, primarily due to lower reserve releases in the current period. Refer to the GCS Selected Statistical Information table for the charge card net loss ratio as a percentage of charge volume.

Expenses decreased $35 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.

Marketing, promotion, rewards and cardmember services expenses decreased $4 million or 3 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to lower marketing and promotion costs, partially offset by higher volume-related rewards costs.

Salaries and employee benefits and other operating expenses decreased $31 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to lower payroll and benefit costs, lower restructuring charges and other operating expenses.

The lower tax rate in the first quarter of 2012 included the allocated share of tax benefits related to the realization of certain foreign tax credits.

Global Network & Merchant Services

Selected Income Statement Data

Three Months Ended March 31, (Millions, except for percentages)	2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,234	$1,186	$48	4%

Interest income	7	4	3	75
Interest expense	(62)	(58)	(4)	7

Net interest income	69	62	7	11

Total revenues net of interest expense	1,303	1,248	55	4
Provisions for losses	20	18	2	11

Total revenues net of interest expense after provisions for losses	1,283	1,230	53	4

Expenses
Marketing, promotion, rewards and cardmember services	158	172	(14)	(8)
Salaries and employee benefits and other operating expenses	543	519	24	5

Total expenses	701	691	10	1

Pretax segment income	582	539	43	8
Income tax provision	209	182	27	15

Segment income	$373	$357	$16	4%

Effective tax rate	35.9%	33.8%

Selected Statistical Information

As of or for the Three Months Ended March 31, (Billions, except percentages and where indicated)	2013	2012	Change
Global Card billed business	$224.5	$211.2	6%
Global Network & Merchant Services:
Total segment assets	$22.0	$20.1	9%
Segment capital (millions)	$2,068	$2,141	(3)%
Return on average segment capital(a)	69.1%	67.1%
Return on average tangible segment capital(a)	76.4%	74.9%
Global Network Services:
Card billed business	$33.2	$30.4	9%
Total cards-in-force (millions)	38.1	35.1	9%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion and $1.3 billion for the twelve months ended March 31, 2013 and 2012, respectively) by (ii) one-year average segment capital ($2.1 billion and $2.0 billion for the twelve months ended March 31, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $201 million and $209 million as of March 31, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

GNMS segment income increased $16 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year.

Total revenues net of interest expense increased $55 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to increased discount revenue, fees and other revenues.

Discount revenue, net card fees and other revenues increased $48 million or 4 percent for the three months ended March 31, 2013 as compared to the same period in the prior year. The increase reflects higher merchant-related revenues, driven by a 6 percent increase in global card billed business volumes, as well as higher GNS revenues.

Interest expense credit increased $4 million or 7 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses increased $10 million or 1 percent for the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to higher salaries and employee benefits and other operating expenses, partially offset by lower marketing, promotion, rewards and cardmember services expenses.

Marketing, promotion, rewards and cardmember services expenses decreased $14 million or 8 percent for the three months ended March 31, 2013, as compared to the same period in the prior year, reflecting lower brand advertising.

Salaries and employee benefits and other operating expenses increased $24 million or 5 percent for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to higher salary and employee benefits costs and professional services costs, partially offset by lower other expenses in 2013.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Corporate & Other had net expense of $266 million and $227 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net expense for the three months ended March 31, 2013, as compared to the same period in the prior year was primarily a result of the favorable effects in first quarter 2012 due to revised estimates of the liability for uncashed Travelers Cheques in certain international markets.

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

Basel III supplementary leverage ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definition.

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

Cardmember loans — Represents the outstanding amount due from cardmembers for charges made on their American Express credit cards, as well as any interest charges and card-related fees. Cardmember loans also include balances with extended payment terms on certain American Express charge card products and are net of deferred card fees.

Cardmember receivables — Represents the outstanding amount due from cardmembers for charges made on their American Express charge cards as well as any card-related fees.

Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge cardmembers generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a customer’s most recent credit information and spend patterns. Some charge card accounts have an additional lending-on-charge feature that allows revolving certain balances.

Credit cards — Represents cards that have a range of revolving payment terms, grace periods, and rate and fee structures.

Discount revenue — Represents revenue earned from fees generally charged to merchants with whom the Company has entered into a card acceptance agreement for processing cardmember transactions. The discount fee generally is deducted from the Company’s payment reimbursing the merchant for cardmember purchases. Discount revenue is reduced by payments made to third-party card issuing partners, cash-back reward costs, corporate incentive payments and other contra-revenue items.

Four-party network — A payment network, such as Visa or MasterCard, in which the card issuer and merchant acquirer are different entities and the network does not have direct relationships with merchants or cardholders.

Interest expense — Interest expense includes interest incurred primarily to fund cardmember loans, charge card product receivables, general corporate purposes, and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions and (ii) long-term debt, which primarily relates to interest expense on the Company’s long-term financing and short-term borrowings, which primarily relates to interest expense on commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings.

Interest income — Interest income includes (i) interest on loans, (ii) interest and dividends on investment securities and (iii) interest income on deposits with banks and others.

Interest on loans — is assessed using the average daily balance method for owned loans. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

Interest and dividends on investment securities — primarily relates to the Company’s performing fixed-income securities. Interest income is accrued as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that the related investment security recognizes a constant rate of return on the outstanding balance throughout its term. These amounts are recognized until these securities are in default or when it is likely that future interest payments will not be made as scheduled.

Interest income on deposits with banks and other — is recognized as earned, and primarily relates to the placement of cash in excess of near-term funding requirements in interest-bearing time deposits, overnight sweep accounts, and other interest bearing demand and call accounts.

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

Risk-weighted assets — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Basel I and Basel III.

Segment capital — Represents the capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

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

Tier 1 common risk-based capital ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Basel I and Basel III.

Tier 1 leverage ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Basel I and Basel III.

Tier 1 risk-based capital ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Basel I and Basel III.

Total cards-in-force — Represents the number of cards that are issued and outstanding. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail co-brand cardmember accounts which have no out-of-store spend activity during the prior 12-month period.

Total risk-based capital ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definition.

Travel sales — Represents the total dollar amount of travel transaction volume for airline, hotel, car rental, and other travel arrangements made for consumers and corporate clients. The Company earns revenue on these transactions by charging a transaction or management fee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk exposure is primarily generated by interest rate risk in its card, insurance and Travelers Cheque businesses, as well as its investment portfolios, and foreign exchange risk in its operations outside the United States. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”):

•	the detrimental effect on the Company’s annual net interest income of a hypothetical 100 basis point increase in interest rates would be approximately $223 million; and

•

the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $187 million.

These sensitivities are based on the 2012 year-end positions, and assume that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree. There were no material changes in these market risks since December 31, 2012.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

the ability to hold annual operating expense growth to less than 3 percent for the next two years, which will depend in part on the Company’s ability to achieve the expected benefits of the Company’s restructuring plan, which will be impacted by, among other things, the factors identified below, the Company’s ability to balance the control and management of expenses and the maintenance of competitive service levels for its customers, unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, the payment of monetary damages and penalties, disgorgement and restitution, the Company’s decision to increase or decrease discretionary operating expenses depending on overall business performance, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and the level of acquisition activity and related expenses;

•

uncertainty in the amount of marketing and promotion expenses relative to the revenues in 2013 and subsequent years, which will depend on (i) factors affecting revenue, such as, among other things, the growth of consumer and business spending on American Express cards, the amount of travel commissions and fees, the growth of and/or level of yields on the loan portfolio and the development of new revenue opportunities and (ii) the Company’s ability to control and manage marketing and promotion expenses as described below, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•

the actual amount to be spent by the Company on investments in the business, including on marketing, promotion, rewards and cardmember services and certain operating expenses, as well as the actual amount of resources arising from the restructuring plan the Company decides to invest in growth initiatives, which will be based in part on management’s assessment of competitive opportunities and the Company’s performance and the ability to control and manage operating, infrastructure, advertising, promotion and rewards expenses as business expands or changes, including the changing behavior of cardmembers;

•

changes affecting the Company’s ability or desire to repurchase up to $3.2 billion of its common shares during the last three quarters of 2013 and up to $1.0 billion in the first quarter of 2014, such as acquisitions, results of operations, capital needs and the amount of shares issued by the Company to employees upon the exercise of options, among other factors, which will significantly impact the potential decrease in the Company’s capital ratios;

•

the possibility of not achieving the expected timing and financial impact of the Company’s restructuring plan and higher than expected employee levels, which could be caused by factors such as the Company’s ability to mitigate the operational and other risks posed by planned staff reductions, the Company’s ability to develop and implement technology resources to realize cost savings, underestimating hiring needs related to some of the job positions being eliminated and other employee needs not currently anticipated, lower than expected attrition rates and higher than expected redeployment rates;

•

the ability of the Company to meet its on-average and over-time growth targets for revenues net of interest expense, earnings per share and return on average equity, which will depend on factors such as the Company’s success in implementing its strategies and initiatives including growing the Company’s share of overall spending, increasing merchant coverage, enhancing its pre-paid offerings, expanding the GNS business and expense management, and on factors outside management’s control including the willingness of cardmembers to sustain spending, the effectiveness of marketing and loyalty programs, regulatory and market pressures on pricing, credit trends, currency and interest rate fluctuations, and changes in general economic conditions, such as GDP growth, consumer confidence, unemployment and the housing market;

•

the ability of the Company to meet its on-average and over-time objective to return 50 percent of capital generated to shareholders through dividends and share repurchases, which will depend on factors such as approval of the Company’s capital plans by its primary regulators, the amount the Company spends on acquisitions, the Company’s results of operations and capital needs in any given period, and the amount of shares issued by the Company to employees upon the exercise of options;

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

•

legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as the establishment of the CFPB and Dodd-Frank’s stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of the Company’s business practices or materially affect its capital requirements, results of operations, or ability to pay dividends or repurchase its stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program; or potential changes to the taxation of the Company’s businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on the Company’s transactions, products and services;

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

•

the ability of the Company to maintain and expand its presence in the digital payments space, including online and mobile channels, which will depend on the Company’s success in evolving its business models and processes for the digital environment, building partnerships and executing programs with companies, and utilizing digital capabilities that can be leveraged for future growth; and

•

factors beyond the Company’s control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt the Company’s global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below and others, for which there have been no subsequent material developments since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are described in such report.

For those legal proceedings and governmental examinations referred to in the last sentence of the preceding paragraph for which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $440 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate. For additional information, refer to Note 14 to the Consolidated Financial Statements.

Corporate Matters

On November 7, 2012, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co., was filed in New York State Supreme Court, New York County. The defendants include the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the Company and/or its subsidiaries were engaged in illicit practices with respect to their credit and charge card business, which included charging unlawful late fees, misleading consumers on debt collection issues, failing to report consumer disputes to credit reporting agencies, deceiving consumers who signed up for the Company’s “Blue Sky” credit card program, and discriminating against new account applicants on the basis of age. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint. Similar allegations have been raised in demand letters received during October 2012 by the Company on behalf of purported shareholders. American Express has moved to dismiss the Lankford case.

U.S. Card Services and Global Merchant Services Matters

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the Court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express was granted judgment on all counts following trial and that judgment was affirmed by the Court of Appeal for California on December 17, 2012. Plaintiffs’ petition to the California Supreme Court for review was denied.

International Matters

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The action further alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class, consisting of all personal and small business cardmembers residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CAD$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action described below. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CAD$13.1 million plus interest on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CAD$2.5 million. Amex Bank of Canada appealed the judgment and on August 2, 2012, the Court of Appeal overturned the decision in part, with regard to the award of punitive damages. On October 15, 2012, Amex Bank of Canada filed leave for appeal to the Supreme Court of Canada. The Supreme Court of Canada granted leave to appeal in April 2013.

In May 2006, in a matter captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the QCPA and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CAD$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November 2008. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CAD$8.3 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CAD$25.00 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. On August 2, 2012, the Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants and the plaintiffs filed leave to appeal to the Supreme Court of Canada. The Supreme Court of Canada granted leave to appeal in April 2013.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K). There are no material changes from the risk factors set forth in. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2012 Form 10-K. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended March 31, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2013
Repurchase program(a)	3,364,550	$59.26	3,364,550	79,744,143
Employee transactions(b)	109,871	$60.33	N/A	N/A

February 1-28, 2013
Repurchase program(a)	5,733,058	$61.49	5,733,058	74,011,085
Employee transactions(b)	1,960,326	$59.44	N/A	N/A

March 1-31, 2013
Repurchase program(a)	3,854,990	$64.23	3,854,990	149,810,720
Employee transactions(b)	7,818	$63.29	N/A	N/A

Total
Repurchase program(a)	12,952,598	$61.73	12,952,598	149,810,720
Employee transactions(b)	2,078,015	$59.51	N/A	N/A

(a)

On March 25, 2013, the Company announced the authorization to repurchase up to 150 million shares of its common stock from time to time. This authorization replaced the 2012 repurchase authorization and does not have an expiration date. Share repurchases will be executed in accordance with the Company’s capital distribution plan submitted to the Federal Reserve and will be subject to market conditions, results from operations and generation of capital consistent with the capital plan. Additional future share repurchases are subject to approval by the Federal Reserve. As of March 31, 2013, there were approximately 150 million shares of common stock remaining under Board authorization.

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

AMERICAN EXPRESS COMPANY (Registrant)

Date: April 29, 2013	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: April 29, 2013	By	/s/ Linda Zukauckas
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