Form 10-Q
period 2013-06-30
AMERICAN EXPRESS CO
filed 2013-07-29
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2013
Common Shares (par value $.20 per share)	1,078,863,503 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2013	2012
Revenues
Non-interest revenues
Discount revenue	$4,729	$ 4,482
Net card fees	647	615
Travel commissions and fees	495	521
Other commissions and fees	605	575
Other	567	651

Total non-interest revenues	7,043	6,844

Interest income
Interest on loans	1,622	1,582
Interest and dividends on investment securities	52	67
Deposits with banks and other	20	22

Total interest income	1,694	1,671

Interest expense
Deposits	107	115
Long-term debt and other	385	435

Total interest expense	492	550

Net interest income	1,202	1,121

Total revenues net of interest expense	8,245	7,965

Provisions for losses
Charge card	201	163
Cardmember loans	364	277
Other	28	21

Total provisions for losses	593	461

Total revenues net of interest expense after provisions for losses	7,652	7,504

Expenses
Marketing, promotion, rewards and cardmember services	2,580	2,415
Salaries and employee benefits	1,543	1,536
Other, net	1,534	1,674

Total expenses	5,657	5,625

Pretax income	1,995	1,879
Income tax provision	590	540

Net income	$1,405	$ 1,339

Earnings per Common Share (Note 12):(a)
Basic	$1.28	$ 1.16
Diluted	$1.27	$ 1.15

Average common shares outstanding for earnings per common share:
Basic	1,090	1,145
Diluted	1,097	1,152
Cash dividends declared per common share	$0.23	$ 0.20

(a)	Represents net income less earnings allocated to participating share awards of $13 million and $14 million for the three months ended June 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2013	2012
Revenues
Non-interest revenues
Discount revenue	$9,167	$ 8,739
Net card fees	1,300	1,225
Travel commissions and fees	932	972
Other commissions and fees	1,178	1,158
Other	1,104	1,204

Total non-interest revenues	13,681	13,298

Interest income
Interest on loans	3,305	3,193
Interest and dividends on investment securities	105	133
Deposits with banks and other	46	52

Total interest income	3,456	3,378

Interest expense
Deposits	221	244
Long-term debt and other	790	880

Total interest expense	1,011	1,124

Net interest income	2,445	2,254

Total revenues net of interest expense	16,126	15,552

Provisions for losses
Charge card	396	341
Cardmember loans	639	489
Other	55	43

Total provisions for losses	1,090	873

Total revenues net of interest expense after provisions for losses	15,036	14,679

Expenses
Marketing, promotion, rewards and cardmember services	4,910	4,707
Salaries and employee benefits	3,158	3,171
Other, net	3,064	3,149

Total expenses	11,132	11,027

Pretax income	3,904	3,652
Income tax provision	1,219	1,057

Net income	$2,685	$ 2,595

Earnings per Common Share (Note 12):(a)
Basic	$2.43	$ 2.23
Diluted	$2.42	$ 2.22

Average common shares outstanding for earnings per common share:
Basic	1,094	1,151
Diluted	1,101	1,158
Cash dividends declared per common share	$0.43	$ 0.40

(a)	Represents net income less earnings allocated to participating share awards of $24 million and $28 million for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Net income	$1,405	$1,339	$2,685	$ 2,595
Other comprehensive loss:
Net unrealized securities (losses) gains, net of tax of: 2013, $(72) and $(90); 2012, $1 and $14	(127)	11	(162)	31
Net unrealized derivatives gains, net of tax of: 2013, nil and nil; 2012, nil and nil	—	—	—	1
Foreign currency translation adjustments, net of tax of: 2013, $142 and $131; 2012, $135 and $13	(228)	(199)	(273)	(127)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2013, $10 and $31; 2012, $11 and $13	27	14	54	20

Other comprehensive loss	(328)	(174)	(381)	(75)

Comprehensive income	$1,077	$1,165	$2,304	$ 2,520

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$3,873	$ 2,020
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2013, $177; 2012, $58)	19,029	19,892
Short-term investment securities	227	338

Total cash and cash equivalents	23,129	22,250
Accounts receivable
Cardmember receivables (includes gross receivables available to settle obligations of consolidated variable interest entities: 2013, $7,117; 2012, $8,012), less reserves: 2013, $386; 2012, $428	43,711	42,338
Other receivables, less reserves: 2013, $84; 2012, $86	3,204	3,576
Loans
Cardmember loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2013, $30,098; 2012, $32,731), less reserves: 2013, $1,342; 2012, $1,471	61,732	63,758
Other loans, less reserves: 2013, $16; 2012, $20	532	551
Investment securities	5,262	5,614
Premises and equipment, less accumulated depreciation and amortization: 2013, $5,711; 2012, $5,429	3,716	3,635
Other assets (includes restricted cash of consolidated variable interest entities: 2013, $63; 2012, $76)	10,647	11,418

Total assets	$151,933	$ 153,140

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$40,515	$ 39,803
Travelers Cheques and other prepaid products	4,125	4,601
Accounts payable	14,313	10,006
Short-term borrowings	2,961	3,314
Long-term debt (includes debt issued by consolidated variable interest entities: 2013, $15,923; 2012, $19,277)	52,675	58,973
Other liabilities	18,310	17,557

Total liabilities	132,899	134,254

Contingencies (Note 14)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,084 million shares as of June 30, 2013 and 1,105 million shares as of December 31, 2012	217	221
Additional paid-in capital	12,242	12,067
Retained earnings	7,883	7,525
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax of: 2013, $85; 2012, $175	153	315
Foreign currency translation adjustments, net of tax of: 2013, $(480); 2012, $(611)	(1,027)	(754)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2013, $(202); 2012, $(233)	(434)	(488)

Total accumulated other comprehensive loss	(1,308)	(927)

Total shareholders’ equity	19,034	18,886

Total liabilities and shareholders’ equity	$151,933	$ 153,140

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2013	2012
Cash Flows from Operating Activities
Net income	$2,685	$ 2,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,090	873
Depreciation and amortization	497	507
Deferred taxes and other	(201)	219
Stock-based compensation	197	164
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	190	862
Other assets	964	880
Accounts payable and other liabilities	5,247	1,228
Travelers Cheques and other prepaid products	(440)	(586)

Net cash provided by operating activities	10,229	6,742

Cash Flows from Investing Activities
Sale of investments	131	267
Maturity and redemption of investments	601	779
Purchase of investments	(606)	(164)
Net increase in cardmember loans/receivables	(1,374)	(634)
Purchase of premises and equipment, net of sales: 2013, $7; 2012, $2	(475)	(496)
Acquisitions/dispositions, net of cash acquired/sold	(191)	(457)
Net increase in restricted cash	(16)	(1,066)

Net cash used in investing activities	(1,930)	(1,771)

Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	347	(1,503)
Net decrease in short-term borrowings	(219)	(748)
Issuance of long-term debt	3,109	4,194
Principal payments on long-term debt	(8,427)	(7,703)
Issuance of American Express common shares	501	369
Repurchase of American Express common shares	(2,142)	(1,949)
Dividends paid	(443)	(446)

Net cash used in financing activities	(7,274)	(7,786)

Effect of exchange rate changes on cash	(146)	(6)

Net increase (decrease) in cash and cash equivalents	879	(2,821)
Cash and cash equivalents at beginning of period	22,250	24,893

Cash and cash equivalents at end of period	$23,129	$ 22,072

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 — Inputs that are unobservable and reflect the Company’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 or during the year ended December 31, 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of June 30, 2013 and December 31, 2012:

	2013			2012

(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$189	$189	$—	$296	$296	$ —
Debt securities and other	5,073	285	4,788	5,318	338	4,980
Derivatives(a)	1,028	—	1,028	942	—	942

Total assets	$6,290	$474	$5,816	$6,556	$634	$ 5,922

Liabilities:
Derivatives(a)	$150	$—	$150	$329	$—	$ 329

Total liabilities	$150	$—	$150	$329	$—	$ 329

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Valuation Techniques Used in the Fair Value Measurement of Financial Assets and Financial Liabilities Carried at Fair Value

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above) the Company applies the following valuation techniques:

Investment Securities

•

When available, quoted prices of identical investment securities in active markets are used to estimate fair value. Such investment securities are classified within Level 1 of the fair value hierarchy.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments is estimated by third-party valuation services that use proprietary pricing models or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. The Company reaffirms its understanding of the valuation techniques used by the third-party valuation services at least annually. The Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.

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

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve used to value derivatives, are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 8 for additional fair value information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2013 and December 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$23	$23		$22	$1	(a)	$ —
Other financial assets(b)	$48	$48		$—	$48		$ —
Financial assets carried at other than fair value
Loans, net	$62	$63	(c)	$—	$—		$ 63
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$61	$61		$—	$61		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$9	$9		$—	$9		$ —
Long-term debt	$53	$55	(c)	$—	$55		$ —

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	$47	$47		$—	$47		$ —
Financial assets carried at other than fair value
Loans, net	$64	$65	(c)	$—	$—		$ 65
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$55	$55		$—	$55		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$10	$10		$—	$10		$ —
Long-term debt	$59	$62	(c)	$—	$62		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivables (including fair values of cardmember receivables of $7.1 billion and $8.0 billion held by consolidated variable interest entities (VIEs) as of June 30, 2013 and December 31, 2012, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $29.8 billion and $32.4 billion, and long-term debt of $16.1 billion and $19.5 billion, held by consolidated VIEs as of June 30, 2013 and December 31, 2012, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2013 and December 31, 2012, and require management judgment. These figures may not be indicative of future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

Financial Assets Carried at Other Than Fair Value

Loans

Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans the Company uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card receivables and the lack of observable pricing inputs thereof, the Company uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments and late fee revenue), estimated pay-down rates, discount rates and relevant credit costs.

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

Long-term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for the impact of fair value hedge accounting on certain fixed-rate notes and current translation rates for foreign-denominated debt. The fair value of the Company’s long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly-traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly-traded debt markets of similar terms and comparable credit risk, the Company uses market interest rates and adjusts those rates for necessary risks, including its own credit risk. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap spreads, bond yields of other long-term debt offered by the Company, and interest rates currently offered to the Company for similar debt instruments of comparable maturities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the six months ended June 30, 2013 and during the year ended December 31, 2012, the Company did not have any material assets that were measured at fair value due to impairment.

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

Accounts receivable as of June 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Card Services(a)	$20,861	$ 21,124
International Card Services	7,153	7,778
Global Commercial Services(b)	15,893	13,671
Global Network & Merchant Services(c)	190	193

Cardmember receivables(d)	44,097	42,766
Less: Reserve for losses	386	428

Cardmember receivables, net	$43,711	$ 42,338

Other receivables, net(e)	$3,204	$ 3,576

(a)	Includes $6.7 billion and $7.5 billion of gross cardmember receivables available to settle obligations of a consolidated VIE as of June 30, 2013 and December 31, 2012, respectively.

(b)

Includes $468 million and $476 million of gross cardmember receivables available to settle obligations of a consolidated VIE as of June 30, 2013 and December 31, 2012, respectively. Also includes $851 million and $913 million due from airlines, of which Delta Air Lines (Delta) comprises $658 million and $676 million as of June 30, 2013 and December 31, 2012, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.7 billion of cardmember receivables outside the United States as of both June 30, 2013 and December 31, 2012.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) certain merchants for billed discount revenue, and (iii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees. Other receivables are presented net of reserves for losses of $84 million and $86 million as of June 30, 2013 and December 31, 2012, respectively.

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

Loans as of June 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Card Services(a)	$54,645	$ 55,953
International Card Services	8,384	9,236
Global Commercial Services	45	40

Cardmember loans	63,074	65,229
Less: Reserve for losses	1,342	1,471

Cardmember loans, net	$61,732	$ 63,758

Other loans, net(b)	$532	$ 551

(a)	Includes approximately $30.1 billion and $32.7 billion of gross cardmember loans available to settle obligations of a consolidated VIE as of June 30, 2013 and December 31, 2012, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio whose billed business is not processed on the Company’s network. Other loans are presented net of reserves for losses of $16 million and $20 million as of June 30, 2013 and December 31, 2012, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Cardmember Receivables Aging

Generally, a cardmember account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of cardmember loans and receivables as of June 30, 2013 and December 31, 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$54,063		$170		$120		$292	$ 54,645
International Card Services	8,251		45		28		60	8,384
Cardmember Receivables:
U.S. Card Services	$20,520		$117		$68		$156	$ 20,861
International Card Services(a)	(b	)	(b	)	(b	)	79	7,153
Global Commercial Services(a)	(b	)	(b	)	(b	)	116	15,893

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Cardmember Loans:
U.S. Card Services	$55,281		$200		$147		$325	$ 55,953
International Card Services	9,099		47		30		60	9,236
Cardmember Receivables:
U.S. Card Services	$20,748		$116		$76		$184	$ 21,124
International Card Services(a)	(b	)	(b	)	(b	)	74	7,778
Global Commercial Services(a)	(b	)	(b	)	(b	)	112	13,671

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Cardmember Loans and Receivables

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2013			2012

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Cardmember Loans:
U.S. Card Services	2.0%	2.2%	1.1%	2.3%	2.5%	1.2%
International Card Services	1.9%	2.3%	1.6%	2.1%	2.6%	1.7%
Cardmember Receivables:
U.S. Card Services	2.0%	2.1%	1.6%	2.2%	2.3%	1.7%

	2013		2012

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Cardmember Receivables:
International Card Services	0.19%	1.1%	0.16%	1.0%
Global Commercial Services	0.08%	0.7%	0.07%	0.6%

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

Impaired Cardmember Loans and Receivables

Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance restructured loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the cardmember agreement. The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans, and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

The Company may modify, through various company sponsored programs, cardmember loans and receivables in instances where the cardmember is experiencing financial difficulty to minimize losses while providing cardmembers with temporary or permanent financial relief. The Company has classified cardmember loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the cardmember exits the modification program and (iv) placing the cardmember on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled or in certain cases suspended until the cardmember successfully exits the modification program. In accordance with the modification agreement with the cardmember, loans revert back to the original contractual terms (including the contractual interest rate) when the cardmember exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the cardmember defaults out of the modification program. In either case, the Company establishes a reserve for cardmember

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

interest charges considered to be uncollectible. The performance of a loan or a receivable modified as a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of modification programs remains uncertain, the Company believes the programs improve the cumulative loss performance of such loans and receivables.

Reserves for cardmember loans and receivables modified as TDRs are determined as the difference between the cash flows expected to be received from the cardmember (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the cardmember loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement are included in the provision for losses in the Consolidated Statements of Income.

The following table provides additional information with respect to the Company’s impaired cardmember loans, which are not significant for GCS, and cardmember receivables, which are not significant for ICS and GCS, as of June 30, 2013 and December 31, 2012:

2013 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Cardmember Loans:
U.S. Card Services	$90	$353	$469	$912	$869	$ 118
International Card Services	59	4	5	68	67	1
Cardmember Receivables:
U.S. Card Services	—	—	69	69	64	68

Total	$149	$357	$543	$1,049	$1,000	$ 187

2012 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Cardmember Loans:
U.S. Card Services	$73	$426	$627	$1,126	$1,073	$ 152
International Card Services	59	5	6	70	69	1
Cardmember Receivables:
U.S. Card Services	—	—	117	117	111	91

Total	$132	$431	$750	$1,313	$1,253	$ 244

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

(c)

Total loans and receivables modified as a TDR includes $181 million and $320 million that are non-accrual and $8 million and $6 million that are past due 90 days and still accruing interest as of June 30, 2013 and December 31, 2012, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired cardmember loans, which are not significant for GCS, and cardmember receivables, which are not significant for ICS and GCS, during the three and six months ended June 30:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013

(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$14	$999	$29	$ 1,041
International Card Services	4	69	8	69
Cardmember Receivables:
U.S. Card Services	—	91	—	100

Total	$18	$1,159	$37	$ 1,210

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012

(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Cardmember Loans:
U.S. Card Services	$14	$1,242	$30	$ 1,271
International Card Services	4	76	8	78
Cardmember Receivables:
U.S. Card Services	—	133	—	147

Total	$18	$1,451	$38	$ 1,496

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the cardmember loans and receivables modified as TDRs, which are not significant for ICS, during the three and six months ended June 30:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	12	$94	$94	35	$267	$ 264
U.S. Card Services — Cardmember Receivables	4	51	51	12	154	153

Total(b)	16	$145	$145	47	$421	$ 417

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances
Troubled Debt Restructurings:
U.S. Card Services — Cardmember Loans	24	$178	$173	56	$407	$ 396
U.S. Card Services — Cardmember Receivables	8	94	93	19	222	218

Total(b)	32	$272	$266	75	$629	$ 614

(a)	Includes principal and accrued interest.

(b)

The difference between the pre- and post-modification outstanding balances is attributable to amounts charged off for cardmember loans and receivables being resolved through the Company’s short-term settlement programs. As of June 30, 2013, U.S. settlements are now written off immediately as a result of a change in the short-term settlement programs and thus there is no longer a difference between the pre- and post-modification outstanding balances.

As described previously, the Company’s cardmember loans and receivables modification programs may include (i) reducing the interest rate, (ii) reducing the outstanding balance, (iii) suspending delinquency fees and (iv) placing the cardmember on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the cardmember’s ability to make future purchases is either cancelled or in certain cases suspended until successfully exiting the modification program.

The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:

•

Interest Rate Reduction: For the three months ended June 30, 2013 and 2012, the average interest rate reduction was 11 percentage points and 13 percentage points, respectively. For the six months ended June 30, 2013 and 2012, the average interest rate reduction was 12 percentage points and 13 percentage points, respectively. None of these interest rate reductions had a significant impact on interest on loans in the Consolidated Statements of Income. The Company does not offer interest rate reduction programs for U.S. Card Services (USCS) cardmember receivables as these receivables are non-interest bearing.

•

Outstanding Balance Reduction: The table above presents the financial effects to the Company as a result of reducing the outstanding balance for short-term settlement programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written off or will be written off upon successful completion of the settlement program. As of June 30, 2013,

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. settlements are now written off immediately as a result of a change in the short-term settlement programs and thus there is no longer a difference between the pre- and post-modification outstanding balances.

•

Payment Term Extension: For both the three and six months ended June 30, 2013, the average payment term extension was approximately 12 months for USCS cardmember receivables. For both the three and six months ended June 30, 2012, the average payment term extension was approximately 13 months for USCS cardmember receivables. For USCS cardmember loans, there have been no payment term extensions.

The following table provides information for the three and six months ended June 30, 2013 and 2012, with respect to the cardmember loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A cardmember will default from a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. The defaulted ICS cardmember loan and receivable modifications were not significant.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	6	$53	11	$ 101
U.S. Card Services — Cardmember Receivables	1	13	2	25

Total	7	$66	13	$ 126

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Cardmember Loans	6	$47	15	$ 110
U.S. Card Services — Cardmember Receivables	1	8	2	20

Total	7	$55	17	$ 130

(a)	The outstanding balance includes principal and accrued interest.

4.	Reserves for Losses

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cardmember loans and receivables balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Cardmember loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification and recoveries are recognized as they are collected.

Changes in Cardmember Receivables Reserve for Losses

The following table presents changes in the cardmember receivables reserve for losses for the six months ended June 30:

(Millions)	2013	2012
Balance, January 1	$428	$ 438
Additions:
Provisions(a)	314	283
Other(b)	82	58

Total provision	396	341

Deductions:
Net write-offs(c)	(358)	(346)
Other(d)	(80)	(41)

Balance, June 30	$386	$ 392

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $200 million and $193 million for the six months ended June 30, 2013 and 2012, respectively.

(d)

Includes net write-offs resulting from unauthorized transactions of $(80) million and $(63) million for the six months ended June 30, 2013 and 2012, respectively; foreign currency translation adjustments of $(6) million and $(2) million for the six months ended June 30, 2013 and 2012, respectively; reclassified cardmember bankruptcy reserves of $18 million for the six months ended June 30, 2012 only (cardmember bankruptcy reserves were classified as other liabilities in periods prior to March 31, 2012); and other items of $6 million for both the six months ended June 30, 2013 and 2012.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Receivables Evaluated Individually and Collectively for Impairment

The following table presents cardmember receivables evaluated individually and collectively for impairment and related reserves as of June 30, 2013 and December 31, 2012:

(Millions)	2013	2012
Cardmember receivables evaluated individually for impairment(a)	$69	$ 117
Related reserves(a)	$68	$ 91

Cardmember receivables evaluated collectively for impairment	$44,028	$ 42,649
Related reserves	$318	$ 337

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Cardmember Loans and Receivables discussion in Note 3 for further information.

Changes in Cardmember Loans Reserve for Losses

The following table presents changes in the cardmember loans reserve for losses for the six months ended June 30:

(Millions)	2013	2012
Balance, January 1	$1,471	$ 1,874
Additions:
Provisions(a)	577	438
Other(b)	62	51

Total provision	639	489

Deductions:
Net write-offs
Principal(c)	(613)	(678)
Interest and fees(c)	(77)	(85)
Other(d)	(78)	(53)

Balance, June 30	$1,342	$ 1,547

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Provisions for unauthorized transactions.

(c)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $230 million and $258 million for the six months ended June 30, 2013 and 2012, respectively. Recoveries of interest and fees were de minimis.

(d)

Includes net write-offs resulting from unauthorized transactions of $(62) million and $(53) million for the six months ended June 30, 2013 and 2012, respectively; foreign currency translation adjustments of $(11) million and $(1) million for the six months ended June 30, 2013 and 2012, respectively; reclassified cardmember bankruptcy reserves of $4 million for the six months ended June 30, 2012 only (cardmember bankruptcy reserves were classified as other liabilities in periods prior to March 31, 2012); and other items of $(5) million and $(3) million for the six months ended June 30, 2013 and 2012, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cardmember Loans Evaluated Individually and Collectively for Impairment

The following table presents cardmember loans evaluated individually and collectively for impairment and related reserves as of June 30, 2013 and December 31, 2012:

(Millions)	2013	2012
Cardmember loans evaluated individually for impairment(a)	$474	$ 633
Related reserves(a)	$119	$ 153

Cardmember loans evaluated collectively for impairment(b)	$62,600	$ 64,596
Related reserves(b)	$1,223	$ 1,318

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Cardmember Loans and Receivables discussion in Note 3 for further information.

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

The following is a summary of investment securities as of June 30, 2013 and December 31, 2012:

	2013				2012

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$4,351	$81	$(43)	$4,389	$4,280	$199	$(5)	$ 4,474
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	280	5	—	285	330	8	—	338
Corporate debt securities	40	3	—	43	73	6	—	79
Mortgage-backed securities(a)	170	6	—	176	210	14	—	224
Equity securities(b)	46	143	—	189	64	232	—	296
Foreign government bonds and obligations	122	6	(1)	127	134	15	—	149
Other(c)	51	—	(1)	50	51	—	—	51

Total	$5,063	$244	$(45)	$5,262	$5,145	$474	$(5)	$ 5,614

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Primarily represents the Company’s investment in ICBC.

(c)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012:

	2013				2012

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$992	$(32)	$66	$(11)	$100	$(1)	$73	$ (4)
Foreign government bonds and obligations	42	(1)	—	—	—	—	—	—
Other	—	—	17	(1)	—	—	—	—

Total	$1,034	$(33)	$83	$(12)	$100	$(1)	$73	$ (4)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2013 and December 31, 2012:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2013:
90%–100%	241	$994	$(28)	3	$17	$(1)	244	$1,011	$ (29)
Less than 90%	7	40	(5)	4	66	(11)	11	106	(16)

Total as of June 30, 2013	248	$1,034	$(33)	7	$83	$(12)	255	$1,117	$ (45)

2012:
90%–100%	46	$100	$(1)	4	$73	$(4)	50	$173	$ (5)

Total as of December 31, 2012	46	$100	$(1)	4	$73	$(4)	50	$173	$ (5)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions identified above, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the six months ended June 30, 2013 or the year ended December 31, 2012.

Supplemental Information

Gross realized gains on the sales of investment securities, included in other non-interest revenues, for the three and six months ended June 30, 2013 were $29 million and $65 million, respectively. Gross realized gains on the sales of investment securities, included in other non-interest revenues, for the three and six months ended June 30, 2012 were $26 million and $52 million, respectively. There were no gross realized losses on sales of investment securities for the three and six months ended June 30, 2013. Gross realized losses on sales of investment securities, included in other non-interest revenues, for both the three and six months ended June 30, 2012 were $1 million.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturities of investment securities, excluding equity securities and other securities, as of June 30, 2013 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$432	$ 433
Due after 1 year but within 5 years	392	399
Due after 5 years but within 10 years	176	184
Due after 10 years	3,966	4,007

Total	$4,966	$ 5,023

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

Cardmember receivables are transferred to the American Express Issuance Trust (the Charge Trust), and the American Express Issuance Trust II (the Charge Trust II), collectively referred to as the Charge Trusts. Cardmember loans are transferred to the American Express Credit Account Master Trust (the Lending Trust). The Charge Trusts and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying cardmember receivables and loans.

TRS, in its role as servicer of the Charge Trusts and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS, excluding its consolidated subsidiaries, owns approximately $0.7 billion of subordinated securities issued by the Lending Trust as of June 30, 2013. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trusts does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trusts makes it the party most closely related to the Charge Trusts. Based on these considerations, TRS is the primary beneficiary of both the Charge Trusts and the Lending Trust.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There was a de minimis amount and approximately $3 million of restricted cash held by the Charge Trusts as of June 30, 2013 and December 31, 2012, respectively, and approximately $63 million and $73 million of restricted cash held by the Lending Trust as of June 30, 2013 and December 31, 2012, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Under the respective terms of the Charge Trusts and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the six months ended June 30, 2013 and the year ended December 31, 2012, no such triggering events occurred.

7.	Customer Deposits

As of June 30, 2013 and December 31, 2012, customer deposits were categorized as interest-bearing or non-interest-bearing, as follows:

(Millions)	2013	2012
U.S.:
Interest-bearing	$39,988	$ 39,649
Non-interest-bearing (includes cardmember credit balances of: 2013, $166 million; 2012, nil)(a)	187	10
Non-U.S.:
Interest-bearing	123	135
Non-interest-bearing (includes cardmember credit balances of: 2013, $207 million; 2012, nil)(a)	217	9

Total customer deposits	$40,515	$ 39,803

(a)	Beginning the first quarter 2013, the Company reclassified prospectively Cardmember credit balances from Cardmember loans, Cardmember receivables and Other liabilities to Customer deposits.

Customer deposits by deposit type as of June 30, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
U.S. retail deposits:
Savings accounts – Direct	$22,390	$ 18,713
Certificates of deposit:
Direct	701	725
Third-party	7,973	8,851
Sweep accounts – Third-party	8,924	11,360
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	154	154
Cardmember credit balances – U.S. and non-U.S.	373	—

Total customer deposits	$40,515	$ 39,803

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturities of certificates of deposit as of June 30, 2013 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2013	$3,263	$2	$ 3,265
2014	2,651	1	2,652
2015	848	—	848
2016	1,092	—	1,092
2017	447	—	447
After 5 years	373	—	373

Total	$8,674	$3	$ 8,677

As of June 30, 2013 and December 31, 2012, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2013	2012
U.S.	$464	$ 475
Non-U.S.	1	1

Total	$465	$ 476

8.	Derivatives and Hedging Activities

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate the Company’s exposure to specific currencies.

In addition to the exposures identified above, effective August 1, 2011, the Company entered into a total return contract (TRC) to hedge its exposure to changes in the fair value of its equity investment in ICBC in local currency. Under the terms of the TRC, the Company receives from the TRC counterparty an amount equivalent to any reduction in the fair value of its investment in ICBC in local currency, and the Company pays to the TRC counterparty an amount equivalent to any increase in the fair value of its investment in local currency, along with all dividends paid by ICBC, as well as ongoing hedge costs. The TRC matures on August 1, 2014.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by the Company and rated as investment grade. Counterparty risk exposures are centrally monitored by the Company. Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of the Company’s derivative assets and liabilities as of June 30, 2013 and December 31, 2012 is subject to such master netting agreements with its derivative counterparties. There are no instances where management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on the Company’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of June 30, 2013 and December 31, 2012, the Company does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2013 and December 31, 2012:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$528	$824	$—	$ —
Total return contract
Fair value hedge	20	—	—	19
Foreign exchange contracts
Net investment hedges	389	43	36	150

Total derivatives designated as hedging instruments	$937	$867	$36	$ 169

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$ —
Foreign exchange contracts, including certain embedded derivatives(a)	91	75	114	158
Equity-linked embedded derivative(b)	—	—	—	2

Total derivatives not designated as hedging instruments	91	75	114	160

Total derivatives, gross	$1,028	$942	$150	$ 329

Cash collateral netting(c)	(406)	(326)	—	(21)

Derivative asset and derivative liability netting(d)	(35)	(23)	(35)	(23)

Total derivatives, net(e)	$587	$593	$115	$ 285

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $335 million as of June 30, 2013 and December 31, 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces the Company’s risk exposure to $587 million and $258 million as of June 30, 2013 and December 31, 2012, respectively, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets.

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

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2013 and December 31, 2012, the Company hedged $14.8 billion and $18.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a TRC to transfer this exposure to its derivative counterparty. As of June 30, 2013 and December 31, 2012, the fair value of the equity investment in ICBC was $188 million (298.3 million shares) and $295 million (415.9 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three and six months ended June 30:

For the Three Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(190)	$47	Other, net expenses	$180	$(42)	$(10)	$ 5
Total return contract	Other non-interest revenues	27	53	Other non-interest revenues	(27)	(53)	—	—

For the Six Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(293)	$(36)	Other, net expenses	$289	$27	$(4)	$ (9)
Total return contract	Other non-interest revenues	31	21	Other non-interest revenues	(31)	(21)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $91 million and $127 million for the three months ended June 30, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges. For both the six months ended June 30, 2013 and 2012, the impact on interest expense was a net reduction in interest expense on long-term debt of $203 million and $250 million, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of June 30, 2013 and December 31, 2012, the Company did not hedge any of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately. No ineffectiveness or other amounts were reclassified from AOCI into income for the three and six months ended June 30, 2013 and three months ended June 30, 2012. For the six months ended June 30, 2012, an amount of $(1) million loss was reclassified from AOCI into income.

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $339 million and $276 million for the three months ended June 30, 2013 and 2012, respectively, and was $283 million and $26 million for the six months ended June 30, 2013 and 2012, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the three and six months ended June 30, 2013 and 2012.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and six months ended June 30:

For the Three Months Ended June 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2013	2012
Interest rate contracts	Other, net expenses	$1	$ —
Foreign exchange contracts(a)	Other, net expenses	(90)	139
Equity-linked contract	Other non-interest revenues	1	1

Total		$(88)	$ 140

For the Six Months Ended June 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2013	2012
Interest rate contracts	Other, net expenses	$—	$ (1)
Foreign exchange contracts(a)	Other, net expenses	80	44
Equity-linked contract	Other non-interest revenues	2	2

Total		$82	$ 45

(a)	Foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Guarantees

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

The following table provides information related to such guarantees as of June 30, 2013 and December 31, 2012:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2013	2012	2013	2012
Card and travel operations(c)	$43	$44	$87	$ 93
Other(d)	1	1	73	93

Total	$44	$45	$160	$ 186

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and six months ended June 30, 2013 and 2012 were as follows:

For the Three Months Ended June 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2013	$280	$—	$(799)	$(461)	$ (980)

Net unrealized gains (losses)	(104)				(104)
Reclassification for realized (gains) losses into earnings	(23)				(23)
Net translation of investments in foreign operations			(567)		(567)
Net losses related to hedges of investment in foreign operations			339		339
Pension and other postretirement benefit losses				27	27

Net change in accumulated other comprehensive (loss) income	(127)	—	(228)	27	(328)

Balances as of June 30, 2013	$153	$—	$(1,027)	$(434)	$ (1,308)

For the Six Months Ended June 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$—	$(754)	$(488)	$ (927)

Net unrealized gains (losses)	(116)				(116)
Reclassification for realized (gains) losses into earnings	(46)				(46)
Net translation of investments in foreign operations			(556)		(556)
Net losses related to hedges of investment in foreign operations			283		283
Pension and other postretirement benefit losses				54	54

Net change in accumulated other comprehensive (loss) income	(162)	—	(273)	54	(381)

Balances as of June 30, 2013	$153	$—	$(1,027)	$(434)	$ (1,308)

For the Three Months Ended June 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2012	$308	$—	$(610)	$(475)	$ (777)

Net unrealized gains (losses)	31				31
Reclassification for realized (gains) losses into earnings	(20)				(20)
Net translation of investments in foreign operations			(475)		(475)
Net losses related to hedges of investment in foreign operations			276		276
Pension and other postretirement benefit losses				14	14

Net change in accumulated other comprehensive (loss) income	11	—	(199)	14	(174)

Balances as of June 30, 2012	$319	$—	$(809)	$(461)	$ (951)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended June 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$288	$(1)	$(682)	$(481)	$ (876)

Net unrealized gains (losses)	65				65
Reclassification for realized (gains) losses into earnings	(34)	1			(33)
Net translation of investments in foreign operations			(153)		(153)
Net losses related to hedges of investment in foreign operations			26		26
Pension and other postretirement benefit losses				20	20

Net change in accumulated other comprehensive (loss) income	31	1	(127)	20	(75)

Balances as of June 30, 2012	$319	$—	$(809)	$(461)	$ (951)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three and six months ended June 30, 2013:

For the Three Months Ended June 30, 2013 (Millions)

Description	Income Statement Line Item	Amount
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$ 36
Related income tax expense	Income tax provision	(13)

Total		$ 23

For the Six Months Ended June 30, 2013 (Millions)

Description	Income Statement Line Item	Amount
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$ 72
Related income tax expense	Income tax provision	(26)

Total		$ 46

11.	Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of the Company’s federal tax returns for years through 2007; however, refund claims for certain years continue to be reviewed by the IRS. In addition, the Company is currently under examination by the IRS for the years 2008 through 2011.

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $629 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $629 million of unrecognized tax benefits, approximately $517 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $112 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rate was 29.6 percent and 31.2 percent for the three and six months ended June 30, 2013, respectively, and 28.7 percent and 28.9 percent for the three and six months ended June 30, 2012, respectively. The tax rate for the three and six months ended June 30, 2013 reflects the resolution of certain prior years’ tax items, while the tax rate for the three and six months ended June 30, 2012 reflects the realization of certain foreign tax credits.

The tax rates for all periods reflect the level of pretax income in relation to a generally consistent level of recurring permanent tax benefits and geographic mix of business.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Basic and diluted:
Net income	$1,405	$1,339	$2,685	$ 2,595
Earnings allocated to participating share awards(a)	(13)	(14)	(24)	(28)

Net income attributable to common shareholders	$1,392	$1,325	$2,661	$ 2,567

Denominator:(a)
Basic: Weighted-average common stock	1,090	1,145	1,094	1,151
Add: Weighted-average stock options(b)	7	7	7	7

Diluted	1,097	1,152	1,101	1,158

Basic EPS:	$1.28	$1.16	$2.43	$ 2.23
Diluted EPS:	$1.27	$1.15	$2.42	$ 2.22

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

(b)

For both the three and six months ended June 30, 2013, the dilutive effect of unexercised stock options excludes 0.2 million of options from the computation of EPS because inclusion of the options would have been anti-dilutive. For both the three and six months ended June 30, 2012, the dilutive effect of unexercised stock options excludes 8 million options from the computation of EPS because inclusion of the options would have been anti-dilutive.

For the three and six months ended June 30, 2013 and 2012, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

13.	Details of Certain Consolidated Statements of Income Lines

The following is a detail of other commissions and fees:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Foreign currency conversion revenue	$222	$216	$432	$ 423
Delinquency fees	167	158	331	320
Service fees	94	89	176	182
Other	122	112	239	233

Total other commissions and fees	$605	$575	$1,178	$ 1,158

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Global Network Services partner revenues	$151	$166	$295	$ 317
Travelers Cheques-related revenues	62	104	77	160
Net gain on investment securities	29	25	65	51
Other(a)	325	356	667	676

Total other revenues	$567	$651	$1,104	$ 1,204

(a)

Other revenues include revenues arising from contracts with GNS partners including royalties and signing fees, insurance premiums earned from cardmember travel and other insurance programs, publishing revenues, certain internal and regulatory review-related cardmember reimbursements and other miscellaneous revenue and fees.

The following is a detail of marketing, promotion, rewards and cardmember services:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Marketing and promotion	$786	$773	$1,407	$ 1,404
Cardmember rewards	1,601	1,462	3,121	2,929
Cardmember services	193	180	382	374

Total marketing, promotion, rewards and cardmember services	$2,580	$2,415	$4,910	$ 4,707

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Cardmember rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Cardmember services expense includes protection plans and complimentary services provided to cardmembers.

The following is a detail of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Professional services	$763	$711	$1,479	$ 1,402
Occupancy and equipment	460	446	932	884
Communications	92	95	188	191
Other(a)	219	422	465	672

Total other, net	$1,534	$1,674	$3,064	$ 3,149

(a)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments and certain Loyalty Partner expenses.

14.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of June 30, 2013, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses its material legal proceedings and governmental examinations under Item 1. Legal Proceedings in

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Part II. Other Information, and under “Legal Proceedings” in the 2012 Form 10-K (collectively, Legal Proceedings).

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

The following table presents certain selected financial information:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2013	2012	2013	2012
Non-interest revenues:
USCS	$3,063	$2,925	$5,941	$ 5,679
ICS	1,130	1,119	2,254	2,225
GCS	1,290	1,284	2,510	2,500
GNMS	1,313	1,259	2,547	2,445
Corporate & Other, including adjustments and eliminations(a)	247	257	429	449

Total	$7,043	$6,844	$13,681	$ 13,298

Interest income:
USCS	$1,354	$1,302	$2,740	$ 2,616
ICS	259	276	549	569
GCS	3	2	6	5
GNMS	8	5	15	9
Corporate & Other, including adjustments and eliminations(a)	70	86	146	179

Total	$1,694	$1,671	$3,456	$ 3,378

Interest expense:
USCS	$178	$190	$360	$ 374
ICS	90	98	187	198
GCS	62	65	122	127
GNMS	(63)	(59)	(125)	(117)
Corporate & Other, including adjustments and eliminations(a)	225	256	467	542

Total	$492	$550	$1,011	$ 1,124

Total revenues net of interest expense:
USCS	$4,239	$4,037	$8,321	$ 7,921
ICS	1,299	1,297	2,616	2,596
GCS	1,231	1,221	2,394	2,378
GNMS	1,384	1,323	2,687	2,571
Corporate & Other, including adjustments and eliminations(a)	92	87	108	86

Total	$8,245	$7,965	$16,126	$ 15,552

Net income:
USCS	$743	$718	$1,547	$ 1,470
ICS	208	178	386	375
GCS	226	219	417	396
GNMS	412	372	785	729
Corporate & Other, including adjustments and eliminations(a)	(184)	(148)	(450)	(375)

Total	$1,405	$1,339	$2,685	$ 2,595

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Economic Environment/Outlook

The Company’s results for the second quarter of 2013 reflect a continued healthy spending growth and strong credit performance in both the United States and internationally. The rate of spending growth was relatively consistent with the past several quarters, and was higher than in the prior quarter internationally. The Company also saw its average loans continue to grow modestly year over year, which, along with a higher net yield and a lower cost of funds related to the charge card portfolio, led to a 7 percent increase in net interest income. At the same time, lending loss rates remain near all-time lows.

The positive impacts of billings and loan growth were partially offset by lower lending reserve releases this year as compared to the prior year. Total expenses increased 1 percent over the prior year, reflecting in part the Company’s commitment to contain operating expenses. Operating expenses declined 4 percent as compared to the year ago period, reflecting in part cardmember reimbursements in the prior year. The Company’s aim is to have operating expenses grow at an annual rate of less than 3 percent over the next two years, with the 2012 operating expenses, excluding the restructuring charge taken in the fourth quarter of 2012, as the base.

The Company continues to invest in growth opportunities in the United States and internationally. For the second quarter of 2013, marketing and promotion expense was approximately 9.5 percent of revenues.

As discussed below within Certain Legislative, Regulatory and Other Developments, the regulatory environment continues to evolve and has heightened the focus that all financial companies, including the Company, must have on their controls and processes. The review of products and practices will be a continuing focus of the Company, as well as by regulators.

Competition remains extremely intense across the Company’s businesses. In addition, the global economic environment remains uneven. While the Company’s business is diversified, including the corporate card business, a large international business and GNS partners around the world, any impact of potential U.S. income tax law changes and continued budget and debt ceiling discussions in Washington remains uncertain. In addition, the current instability in Europe could further adversely affect global economic conditions, including continued pressure on consumer and corporate confidence and spending. Europe accounted for approximately 11 percent of the Company’s total billed business for the quarter ended June 30, 2013.

American Express Company

Selected Statistical Information

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

	Three Months Ended June 30,			Six Months Ended June 30,

	2013	2012	Change	2013	2012	Change
Card billed business: (billions)
United States	$159.7	$148.7	7%	$309.7	$288.3	7%
Outside the United States	78.0	72.9	7%	152.5	144.5	6%

Total	$237.7	$221.6	7%	$462.2	$432.8	7%

Total cards-in-force: (millions)
United States	52.5	51.2	3%	52.5	51.2	3%
Outside the United States	51.8	48.9	6%	51.8	48.9	6%

Total	104.3	100.1	4%	104.3	100.1	4%

Basic cards-in-force: (millions)
United States	40.7	39.8	2%	40.7	39.8	2%
Outside the United States	41.8	39.2	7%	41.8	39.2	7%

Total	82.5	79.0	4%	82.5	79.0	4%

Average discount rate	2.52%	2.54%		2.52%	2.53%
Average basic cardmember spending (dollars)(a)	$4,097	$3,948	4%	$8,002	$7,720	4%
Average fee per card (dollars)(a)	$40	$39	3%	$40	$39	3%
Average fee per card adjusted (dollars)(a)	$44	$43	2%	$44	$43	2%

(a)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $66 million and $64 million for the three months ended June 30, 2013 and 2012, respectively, and $131 million and $129 million for the six months ended June 30, 2013 and 2012, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Worldwide cardmember receivables:
Total receivables (billions)	$44.1	$41.5	6%	$44.1	$41.5	6%
Loss reserves:
Beginning balance	$410	$424	(3)%	$428	$438	(2)%
Provisions(a)	160	134	19%	314	283	11%
Other additions(b)	41	29	41%	82	58	41%
Net write-offs(c)	(180)	(164)	10%	(358)	(346)	3%
Other deductions(d)	(45)	(31)	45%	(80)	(41)	95%

Ending balance	$386	$392	(2)%	$386	$392	(2)%

% of receivables	0.9%	0.9%		0.9%	0.9%
Net write-off rate — principal only — USCS(e)	1.9%	2.0%		2.0%	2.2%
Net write-off rate — principal and fees — USCS(e)	2.1%	2.2%		2.1%	2.3%
30 days past due as a % of total — USCS	1.6%	1.7%		1.6%	1.7%
Net loss ratio as a % of charge volume — ICS/GCS	0.13%	0.10%		0.12%	0.10%
90 days past billing as a % of total — ICS/GCS	0.8%	0.7%		0.8%	0.7%

Worldwide cardmember loans:
Total loans (billions)	$63.1	$61.0	3%	$63.1	$61.0	3%
Loss reserves:
Beginning balance	$1,367	$1,680	(19)%	$1,471	$1,874	(22)%
Provisions(a)	334	253	32%	577	438	32%
Other additions(b)	30	24	25%	62	51	22%
Net write-offs — principal only(c)	(309)	(329)	(6)%	(613)	(678)	(10)%
Net write-offs — interest and fees(c)	(39)	(41)	(5)%	(77)	(85)	(9)%
Other deductions(d)	(41)	(40)	3%	(78)	(53)	47%

Ending balance	$1,342	$1,547	(13)%	$1,342	$1,547	(13)%

Ending reserves — principal only	$1,290	$1,492	(14)%	$1,290	$1,492	(14)%
Ending reserves — interest and fees	$52	$55	(5)%	$52	$55	(5)%
% of loans	2.1%	2.5%		2.1%	2.5%
% of past due	188%	202%		188%	202%
Average loans (billions)	$62.5	$60.6	3%	$62.7	$60.7	3%
Net write-off rate — principal only(e)	2.0%	2.2%		2.0%	2.2%
Net write-off rate — principal, interest and fees(e)	2.2%	2.4%		2.2%	2.5%
30 days past due as a % of total	1.1%	1.3%		1.1%	1.3%
Net interest income divided by average loans(f)	7.7%	7.4%		7.9%	7.5%
Net interest yield on cardmember loans(f)	9.1%	9.0%		9.3%	9.1%

American Express Company

Selected Statistical Information

(continued)

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) interest and/or fees, less recoveries.

(d)

For cardmember receivables, includes net write-offs resulting from unauthorized transactions of $(40) million and $(30) million for the three months ended June 30, 2013 and 2012, respectively; foreign currency translation adjustments of $(4) million and $(5) million for the three months ended June 30, 2013 and 2012, respectively; and other adjustments of $(1) million and $4 million for the three months ended June 30, 2013 and 2012, respectively. For cardmember loans, includes net write-offs for unauthorized transactions of $(30) million and $(25) million for the three months ended June 30, 2013 and 2012, respectively; foreign currency translation adjustments of $(10) million and $(11) million for the three months ended June 30, 2013 and 2012, respectively; and other adjustments of $(1) million and $(4) million for the three months ended June 30, 2013 and 2012, respectively. Refer to Note 4 to the Consolidated Financial Statements for the components of other deductions for the six months ended June 30, 2013 and 2012.

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

Calculation of Net Interest Yield on Cardmember Loans

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except percentages and where indicated)	2013	2012	2013	2012
Net interest income	$1,202	$1,121	$2,445	$ 2,254
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	295	341	606	705
Interest income not attributable to the Company’s cardmember loan portfolio	(88)	(104)	(183)	(213)

Adjusted net interest income(a)	$1,409	$1,358	$2,868	$ 2,746

Average loans (billions)	$62.5	$60.6	$62.7	$ 60.7
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other (billions)	(0.3)	(0.2)	(0.3)	(0.2)

Adjusted average loans (billions)(a)	$62.2	$60.4	$62.4	$ 60.5

Net interest income divided by average loans	7.7%	7.4%	7.9%	7.5%
Net interest yield on cardmember loans(a)	9.1%	9.0%	9.3%	9.1%

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

Consolidated Results of Operations for the Three Months Ended June 30, 2013 and 2012

The Company’s consolidated net income for the three months ended June 30, 2013 increased $66 million or 5 percent and diluted EPS increased $0.12 or 10 percent, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense increased 4 percent, total expenses increased 1 percent and total provisions for losses increased 29 percent for the three months ended June 30, 2013, as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the three months ended June 30, 2013 increased $280 million or 4 percent, as compared to the same period in the prior year, reflecting increases of 5 percent in both U.S. Card Services (USCS) and Global Network and Merchant Services (GNMS), 1 percent in Global Commercial Services (GCS), while remaining flat in International Card Services (ICS). The increase in total revenues net of interest expense primarily reflects higher discount revenue, higher net card fees and increased interest and fees on loans.

Discount revenue for the three months ended June 30, 2013 increased $247 million or 6 percent, as compared to the same period in the prior year, as a result of 7 percent growth in billed business volumes, partially offset by faster growth in GNS billings than overall Company billings and a slight decline in the average discount rate. The average discount rate was 2.52 percent and 2.54 percent for the three months ended June 30, 2013 and 2012, respectively. As indicated in prior quarters, over time changes in the mix of spending by location and industry, volume-related pricing discounts, certain pricing initiatives, strategic investments, and other factors will likely result in some erosion of the average discount rate.

U.S. billed business and billed business outside the United States both increased 7 percent for the three months ended June 30, 2013, as compared to the same period in the prior year. The increase in billed business in the United States and outside United States reflects an increase in average spending per proprietary basic card and an increase in basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the three months ended June 30, 2013 compared to the same period in the prior year.

	2013

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	7%	8%
Proprietary billed business	6	7
GNS billed business(c)	14	17
Airline-related volume (10% of worldwide billed business)	2	2
United States(b)
Billed business	7
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	10
Proprietary corporate services billed business(e)	7
T&E-related volume (27% of U.S. billed business)	5
Non-T&E-related volume (73% of U.S. billed business)	8
Airline-related volume (9% of U.S. billed business)	2
Outside the United States(b)
Billed business	7	9
Japan, Asia Pacific & Australia (JAPA) billed business	8	13
Latin America & Canada (LACC) billed business	8	10
Europe, Middle East & Africa (EMEA) billed business	7	6
Proprietary consumer and small business billed business(f)	3	6
JAPA billed business	(4)	4
LACC billed business	6	7
EMEA billed business	6	6
Proprietary corporate services billed business(e)	2	2

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three or six months ended June 30, 2013 apply to the period(s) against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Net card fees increased $32 million or 5 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily reflecting fee increases as well as an increase in proprietary cards-in-force, and a greater mix of premium products.

Travel commissions and fees decreased $26 million or 5 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a 1 percent decline in worldwide travel sales as well as a decline in revenue recognized in the period from travel suppliers. Business travel sales declined 2 percent while U.S. consumer travel sales increased 3 percent.

Other commissions and fees increased $30 million or 5 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily driven by slightly higher late fees and foreign currency conversion revenues.

Other revenues decreased $84 million or 13 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to cardmember reimbursements in the second quarter of

2013 and a benefit in the second quarter of 2012 due to revised estimates of the liability for uncashed Travelers Cheques in certain international markets, partially offset by a $36 million gain on the sale of investment securities in the second quarter of 2013 versus a $30 million gain in the second quarter of 2012.

Interest income increased $23 million or 1 percent for the three months ended June 30, 2013, as compared to the same period in the prior year. Interest on loans increased $40 million or 3 percent, driven by a 3 percent increase in average cardmember loans and includes the impact of cardmember reimbursements. Interest and dividends on investment securities decreased $15 million or 22 percent, primarily reflecting decreased levels of investment securities. Interest on deposits with banks and other decreased $2 million or 9 percent, primarily due to lower volume of interest-bearing transactions with financial institutions.

Interest expense decreased $58 million or 11 percent for the three months ended June 30, 2013, as compared to the same period in the prior year. Interest on deposits decreased $8 million or 7 percent, primarily due to a lower effective cost of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $50 million or 11 percent, reflecting a lower effective cost of funds and average long-term debt balances.

Provisions for Losses

Provisions for losses for the three months ended June 30, 2013 increased $132 million or 29 percent, as compared to the same period in the prior year. Charge card provisions for losses increased $38 million or 23 percent, due to higher net write-offs and ending receivable balances in the second quarter of 2013. Cardmember loan provisions for losses increased $87 million or 31 percent, primarily reflecting lower reserve releases of $108 million, partially offset by the benefit of lower net write-offs during the second quarter of 2013 due to improved credit performance. Other provisions for losses increased $7 million or 33 percent for the three months ended June 30, 2013.

Expenses

Consolidated expenses for the three months ended June 30, 2013 increased $32 million or 1 percent, as compared to the same period in the prior year. The increase primarily reflects higher Cardmember Reward expense reflecting higher spend volumes on co-brand and Membership Rewards products. The increase was partially offset by a decline in operating expense primarily reflecting higher cardmember reimbursements and investment impairments in the prior year and a Canadian value-added tax benefit in the current quarter.

Marketing and promotion expense increased $13 million or 2 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, and represents 9.5 percent of total revenues in the quarter.

Cardmember rewards expense increased $139 million or 10 percent for the three months ended June 30, 2013, as compared to the same period in the prior year due to an increase in co-brand rewards expense of $84 million and an increase in Membership Rewards expense of $55 million. These increases reflect higher co-brand and Membership Rewards-related spending volumes in 2013 and changes in the Membership Rewards ultimate redemption rate (URR) and weighted average cost per point (WAC) assumptions. For the three months ended June 30, 2013 and 2012, Membership Rewards expense included an increase of approximately $41 million and a decrease of $2 million, respectively, from increases in the URR assumptions, net of decreases in the WAC assumptions for both periods.

The Company’s URR for program participants was 94 percent (rounded down) and 93 percent (rounded up) for the three months ended June 30, 2013 and 2012, respectively. The increases in the URR are a result of cardmembers’ increased engagement with the Company’s Membership Rewards program and enhancements made to the U.S. URR estimation process implemented in the fourth quarter of 2012.

Cardmember services expense increased $13 million or 7 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, reflecting increased costs associated with enhanced benefits on premium card products.

Salaries and employee benefits expense increased $7 million or less than 1 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, reflecting some of the benefits of the restructuring plan announced in January 2013.

Other, net for the three months ended June 30, 2013 decreased $140 million or 8 percent, as compared to the same period in the prior year, primarily reflecting higher cardmember reimbursements and investment impairments in the prior year, and a Canadian value-added tax benefit in the current period.

Income Taxes

The effective tax rate was 29.6 percent for the three months ended June 30, 2013, as compared to 28.7 percent for the same period in the prior year. The tax rate for the three months ended June 30, 2013 reflects the resolution of certain prior years’ tax items, while the tax rate for the three months ended June 30, 2012 reflects the realization of certain foreign tax credits.

Consolidated Results of Operations for the Six Months Ended June 30, 2013 and 2012

The Company’s consolidated net income for the six months ended June 30, 2013 increased $90 million or 3 percent and diluted EPS increased $0.20 or 9 percent, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense, total provisions for losses and total expenses increased by approximately 4 percent, 25 percent and 1 percent, respectively, for the six months ended June 30, 2013, as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the six months ended June 30, 2013 increased $574 million or 4 percent, as compared to the same period in the prior year, reflecting increases of 5 percent in both USCS and GNMS and 1 percent in both GCS and ICS. The increase in total revenues net of interest expense primarily reflects higher discount revenue, higher net card fees and higher interest and fees on loans, partially offset by lower other revenues, travel commissions and fees and interest and dividends on investment securities.

Discount revenue increased $428 million or 5 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, as a result of a 7 percent increase in worldwide billed business, partially offset by faster growth in GNS billings than overall Company billings, higher contra-revenue items, including cash rebate awards, and a slight decline in the average discount rate. The average discount rate was 2.52 percent and 2.53 percent for the six months ended June 30, 2013 and 2012, respectively.

U.S. billed business and billed business outside the United States increased 7 percent and 6 percent, respectively, for the six months ended June 30, 2013, as compared to the same period in the prior year, reflecting increases in average spending per proprietary basic card and basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the six months ended June 30, 2013 compared to the same period in the prior year:

	2013

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	7%	8%
Proprietary billed business	6	7
GNS billed business(c)	12	15
Airline-related volume (10% of worldwide billed business)	1	1
United States(b)
Billed business	7
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	11
Proprietary corporate services billed business(e)	7
T&E-related volume (27% of U.S. billed business)	9
Non-T&E-related volume (73% of U.S. billed business)	10
Airline-related volume (9% of U.S. billed business)	2
Outside the United States(b)
Billed business	6	8
JAPA billed business	7	11
LACC billed business	7	10
EMEA billed business	4	5
Proprietary consumer and small business billed business(f)	2	5
JAPA billed business	(2)	4
LACC billed business	6	7
EMEA billed business	4	5
Proprietary corporate services billed business(e)	—	1

(a)	Refer to the Consolidated Selected Statistical Information footnote (a) on page 44 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Net card fees increased $75 million or 6 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, reflecting higher average fees per card primarily due to fee increases and a greater mix of premium products as well as an increase in proprietary cards-in-force.

Travel commissions and fees decreased $40 million or 4 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a 2 percent decline in worldwide travel sales as well as a decline in revenue recognized in the period from travel suppliers. Business travel sales declined 3 percent while U.S. consumer travel sales increased 3 percent.

Other commissions and fees increased $20 million or 2 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, driven primarily by higher revenues related to Loyalty Partner, as well as slightly higher late fees and foreign currency conversion revenues.

Other revenues decreased $100 million or 8 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to cardmember reimbursements in the second quarter of 2013 and a benefit in the first half of 2012 due to revised estimates of the liability for uncashed Travelers Cheques in certain international markets, partially offset by a larger gain on the sale of investment securities in the first half of 2013.

Interest income increased $78 million or 2 percent for the six months ended June 30, 2013, as compared to the same period in the prior year. Interest on loans increased $112 million or 4 percent, primarily reflecting higher average cardmember loans. Interest and dividends on investment securities decreased $28 million or 21 percent, primarily due to lower average investment securities. Interest on deposits with banks and other decreased $6 million or 12 percent, primarily due to lower volume of interest-bearing transactions with financial institutions.

Interest expense decreased $113 million or 10 percent for the six months ended June 30, 2013, as compared to the same period in the prior year. Interest on deposits decreased $23 million or 9 percent, as a result of lower effective cost of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $90 million or 10 percent, reflecting lower average long-term debt balances and a lower effective cost of funds.

Provisions for Losses

Provisions for losses increased $217 million or 25 percent for the six months ended June 30, 2013, as compared to the same period in the prior year. Charge card provisions for losses increased $55 million or 16 percent due to higher net write-offs and ending receivable balances in the second quarter of 2013. Cardmember loan provisions for losses increased $150 million or 31 percent, primarily driven by lower reserve releases of $198 million in the first half of 2013 as compared to the same period in the prior year, partially offset by the benefit of lower net write-offs in 2013 due to improved credit performance. Other provisions for losses increased $12 million or 28 percent for the six months ended June 30, 2013.

Expenses

Consolidated expenses increased $105 million or 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year. The increase reflects higher cardmember rewards expenses, professional services and occupancy and equipment, partially offset by lower salaries and employee benefits and other, net expenses.

Marketing and promotion expense increased $3 million or less than 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year.

Cardmember rewards expense increased $192 million or 7 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, due to an increase in co-brand rewards expense of $146 million and an increase in Membership Rewards expense of $46 million. These increases reflect higher co-brand and Membership Rewards-related spending volumes in 2013 and changes in the URR and WAC assumptions. For the six months ended June 30, 2013 and 2012, Membership Rewards expense included approximately $81 million and $74 million, respectively, from increases in the URR assumptions, net of decreases in the WAC assumptions. In both 2013 and 2012, higher redemption rates led to increases in the URR assumptions, while a shift in the redemption mix drove decreases in the WAC assumptions.

Cardmember services expense increased $8 million or 2 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, driven by an increase in the costs associated with enhanced benefits to U.S. cardmembers.

Salaries and employee benefits expense decreased $13 million or less than 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, reflecting some of the benefits from the restructuring program announced in January 2013 and greater restructuring charges in the prior year.

Other, net decreased $85 million or 3 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily reflecting higher cardmember reimbursements and investment impairments in the prior year, partially offset by higher professional services expenses driven by increased technology development and other investments in the business.

Income Taxes

The effective tax rate was 31.2 percent for the six months ended June 30, 2013, as compared to 28.9 percent for the same period in the prior year. The tax rate for the six months ended June 30, 2013 reflects the resolution of certain prior years’ tax items, while the tax rate for the six months ended June 30, 2012 reflects the realization of certain foreign tax credits.

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

The Company currently calculates and reports its capital ratios under the standards commonly referred to as Basel I. In June 2004, the Basel Committee on Banking Supervision (commonly referred to as Basel) published new international guidelines for determining regulatory capital (Basel II). In December 2007, the U.S. bank regulatory agencies jointly adopted a final rule based on Basel II. The Company has adopted Basel II in certain non-U.S. jurisdictions and is currently taking steps toward Basel II implementation in the United States. The Company expects to enter parallel run status on January 1, 2014.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and a series of international capital and liquidity standards published by Basel on December 16, 2010 will change the current quantitative measures. In general, these changes involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. On July 2, 2013, the Federal Reserve approved a final regulatory capital rule, which provides for new U.S. regulatory capital standards, known as Basel III. The U.S. rules are generally in line with the aforementioned capital standards published by Basel in 2010. The Company has adopted Basel III in certain non-U.S. jurisdictions and is currently taking steps toward Basel III advanced approach implementation in the United States.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of June 30, 2013.

	Well- Capitalized Ratios(a)	Ratios as of June 30, 2013
Risk-Based Capital
Tier 1	6%
American Express Company		12.5%
American Express Centurion Bank		20.3%
American Express Bank, FSB		16.5%
Total	10%
American Express Company		14.4%
American Express Centurion Bank		21.5%
American Express Bank, FSB		18.7%
Tier 1 Leverage	5%
American Express Company		10.5%
American Express Centurion Bank		19.0%
American Express Bank, FSB		17.4%
Common Equity to Risk-Weighted Assets
American Express Company		15.3%
Tier 1 Common Risk-Based(b)
American Express Company		12.5%
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		12.1%

(a)	As defined by the Federal Reserve.

(b)	Refer to page 51 for a reconciliation of Tier 1 common equity and tangible common equity, both non-GAAP measures.

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of June 30, 2013 were $124.3 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of June 30, 2013 was $15.6 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of June 30, 2013 was $2.4 billion. The $750 million subordinated hybrid security is not expected to meet the requirement of Tier 2 capital under Basel III. See “Basel III” below.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of June 30, 2013 were $147.6 billion.

The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:

Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

(Billions)	June 30, 2013
Total shareholders’ equity	$ 19.0
Net effect of certain items in accumulated other comprehensive loss excluded from
Tier 1 common equity	0.3
Less: Ineligible goodwill and intangible assets	(3.5)
Less: Ineligible deferred tax assets	(0.2)

Total Tier 1 common equity	$ 15.6

The Company believes the Tier 1 common risk-based capital ratio is useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, the proposed U.S. banking capital standards known as Basel III include measures that rely on the Tier 1 common risk-based capital ratio.

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $19.0 billion as of June 30, 2013, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.0 billion as of June 30, 2013. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

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

The Company maintains certain flexibility to shift capital across its businesses as appropriate. For example, the Company may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity levels at the American Express parent company level. The Company does not currently intend or foresee a need to shift capital from non-U.S. subsidiaries with permanently reinvested earnings to a U.S. parent company.

Basel III

Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. The Company estimates that had the final rules been fully phased in during the second quarter of 2013, the reported Tier 1 risk-based capital and Tier 1 common risk-based ratios would have been 12.2 percent, the reported Tier 1 leverage ratio would have been 10.4 percent and the supplementary leverage ratio would have been 8.8 percent.1 These ratios are calculated using the standardized approach as described in the final rules without taking into account the potential impact of Basel III advanced approach implementation. As noted above, the Company is currently taking steps toward Basel III advanced approach implementation in the United States. The Company’s $750 million subordinated hybrid security, which is presently included in Tier 2 capital, is not expected to meet the requirements of Tier 2 capital under Basel III. The Tier 1 ratios set forth in this paragraph are not impacted by the treatment of the hybrid security.

The following provides definitions for capital ratios as defined by the U.S. Basel III guidelines using the standardized approach. All calculations are non-GAAP measures.

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

(Billions)	June 30, 2013
Risk-Based Capital under Basel I	$ 15.6
Adjustments related to:
AOCI for available for sale securities	0.2
Pension and other post-retirement benefit costs	(0.4)
Other	(0.1)

Estimated Risk-Based Capital under Basel III(a)	$ 15.3

(a)

Estimated Basel III Tier 1 capital and Tier 1 common equity reflects the Company’s current interpretation of the Basel III rules. The estimated Basel III Tier 1 capital and Tier 1 common equity could change if the Company’s business changes; and the estimated impact for the second quarter of 2013 is not necessarily indicative of the impact in future periods.

Basel III Risk-Weighted Assets — The Basel III risk-weighted assets reflect the Company’s current interpretation of the Basel III rules on the Company’s Basel I risk-weighted assets. Risk-weighted assets include adjustments relating to the impact of the incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. Basel III risk-weighted assets as of June 30, 2013 were estimated to be $125.4 billion.

Basel III Tier 1 Leverage Ratio — The Basel III Tier 1 leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s average total consolidated assets.

[1]	The capital ratios are non-GAAP measures. The Company believes the presentation of the capital ratios is helpful to investors by showing the impact of Basel III.

Basel III Supplementary Leverage Ratio — The Basel III supplementary leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s estimated total assets for leverage capital purposes under Basel III. Estimated total assets for leverage capital purposes includes adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for leverage capital purposes as of June 30, 2013 based on the Company’s current interpretation of the Basel III rules were estimated to be $174.8 billion.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months and six months ended June 30, 2013, the Company returned $1.6 billion and $2.6 billion, respectively, to its shareholders in the form of dividends ($0.2 billion and $0.4 billion, respectively) and share repurchases ($1.4 billion and $2.2 billion, respectively). The Company repurchased 19 million common shares at an average price of $72.60 in the second quarter of 2013. These dividend and share repurchase amounts represent approximately 97 percent and 84 percent of total capital generated during the three and six month periods, respectively. The Company is executing its share repurchase program, subject to market conditions and pursuant to its capital plan, which includes up to $1.8 billion in share repurchases for the remainder of 2013.

Since the inception of repurchase programs in December 1994, the Company has distributed approximately 67 percent of capital generated through share repurchases and dividends on a cumulative basis.

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

During the second quarter of 2013, the Company issued (i) CAD$575 million of senior unsecured notes through its American Express Canada Credit Corporation subsidiary, with a maturity of five years and coupon of 2.31 percent, (ii) $1.85 billion of dual tranche notes through American Express parent company, consisting of $1.0 billion of 5-year fixed rate notes with a coupon of 1.55 percent and $850 million of 5-year floating rate notes at 3-month LIBOR plus 59 basis points and (iii) $125 million of 5-year floating rate senior notes through American Express Centurion Bank at 3-month LIBOR plus 30 basis points.

Subsequent to June 30, 2013, the Company issued (i) $1.1 billion of asset-backed securities from American Express Credit Account Master Trust (the Lending Trust) with a maturity of five years, which included $1.0 billion of Class A certificates at 1-month LIBOR plus 42 basis points and $53.6 million of Class B certificates at 1-month LIBOR plus 70 basis points and (ii) $3.0 billion of multi-tranche senior unsecured notes from American Express Credit Corporation consisting of $1.2 billion of three year floating rate notes at a rate of 3-month LIBOR plus 51 basis points, $1.0 billion of three year fixed rate notes with a coupon of 1.3 percent and $800 million of five year fixed rate notes with a coupon of 2.125 percent.

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

Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS(a) and rated operating subsidiaries	Prime-1	A2	Stable

Moody’s	American Express Company	Prime-2	A3	Stable

S&P	TRS(b) and rated operating subsidiaries	A-2	A-	Stable

S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.
(b)	S&P does not provide a rating for TRS short-term debt.

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

The Company held the following deposits as of:

(Billions)	June 30, 2013	December 31, 2012
U.S. retail deposits:
Savings accounts — Direct	$22.4	$ 18.7
Certificates of deposit:(a)
Direct	0.7	0.7
Third-party	8.0	8.9
Sweep accounts — Third-party	8.9	11.4
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.1
Cardmember credit balances — U.S. and non-U.S.(b)	0.4	—

Total customer deposits	$40.5	$ 39.8

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 17.9 months and 2.1 percent, respectively, as of June 30, 2013.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the six months ended June 30, 2013, no such triggering events occurred.

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

As of June 30, 2013, the Company had $15.4 billion in excess cash available to fund long-term maturities, which includes $23.1 billion classified as cash and cash equivalents, less $7.7 billion of cash available to fund day-to-day operations. The $15.4 billion represents cash residing in the United States.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
September 30, 2013	$3.1	$2.0	$0.6	$ 5.7
December 31, 2013	—	1.2	2.6	3.8
March 31, 2014	—	0.5	0.7	1.2
June 30, 2014	2.2	1.0	0.5	3.7

Total	$5.3	$4.7	$4.4	$ 14.4

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

Securitized Borrowing Capacity

As of June 30, 2013, the Company maintained its committed, revolving, secured financing facility, with a maturity date of September 15, 2015, that gives the Company the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. On July 18, 2013, the Company terminated its existing $3.0 billion Charge Trust committed, revolving, secured financing facility with a maturity date of July 15, 2014 and entered into a new three-year committed, revolving, secured financing facility with a maturity date of July 15, 2016 that gives the Company the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust II. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance the Company’s contingent funding resources.

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

The Company had approximately $44.1 billion as of June 30, 2013 in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured financing facilities described above, the Company maintained committed syndicated bank credit facilities as of June 30, 2013, of $7.2 billion, which expire as follows:

(Billions)
2014(a)	$ 1.9
2015	3.0
2016	2.3

Total	$ 7.2

(a)	On July 19, 2013, the Company extended its current three-year Australian dollar credit facility scheduled to mature on August 3, 2014 by one year to mature on August 3, 2015.

Certain Other Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had approximately $259 billion of unused credit available to cardmembers as part of established lending product agreements. Total unused credit available to cardmembers does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to cardmembers.

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

For the six months ended June 30, 2013, net cash provided by operating activities of $10.2 billion increased $3.5 billion compared to $6.7 billion for the six months ended June 30, 2012, primarily due to higher changes in accounts payable and other liabilities and an increase in provisions for losses, partially offset by lower other receivables and a decrease in deferred taxes and other.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.

For the six months ended June 30, 2013, net cash used in investing activities of $1.9 billion increased by $0.1 billion compared to net cash used in investing activities of $1.8 billion for the six months ended June 30, 2012, primarily due to a net increase related to cardmember loans and receivables and higher purchases of investments, partially offset by a decrease in restricted cash.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.

For the six months ended June 30, 2013, net cash used in financing activities of $7.3 billion decreased $0.5 billion compared to $7.8 billion for the six months ended June 30, 2012, due to an increase in customer deposits and short-term borrowings, partially offset by a decrease in the issuance of long-term debt and an increase in principal payments on long-term debt.

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

In July 2012, the CFPB issued a bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. The Company is cooperating with regulators in their ongoing regulatory review of credit card add-on products. More generally, the review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly, as well as by the Company itself. The ultimate impact of this heightened scrutiny is uncertain, but internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to pricing, practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, additional restitution to cardmembers and additional regulatory actions which could include civil money penalties.

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

Dodd-Frank also authorizes the Federal Reserve to establish heightened capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. In addition, certain derivative transactions are now required to be centrally cleared, which may create or increase collateral posting requirements for the Company.

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

Other Legislative and Regulatory Initiatives

The payment card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards. Regulators and legislators outside the United States have focused on the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four-party” payment networks, like Visa and MasterCard). Although, unlike the Visa and MasterCard networks, the American Express “three-party” payment network does not have interchange fees or collectively set any fees, antitrust actions and government regulation relating to merchant pricing could affect all networks.

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Commission completed the consultation process and on July 24, 2013, issued its recommendations, which included draft legislation.

The Commission’s recommendations included a number of proposals that would likely have significant impact across the industry and would apply either in whole or in part to American Express. The proposed changes include:

•

Price caps – The Commission proposed capping interchange fees at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards. Although American Express does not have interchange fees, the caps would be deemed to apply to elements of the financial arrangements agreed between American Express and each GNS partner. GNS pre-tax income in EU member states was approximately 12 percent of EMEA pre-tax income in 2012. The discount rates American Express agrees with merchants would not be capped, but the interchange caps could exert downward pressures on merchant fees across the industry, including American Express discount rates. The Commission would exclude commercial card transactions generally from the scope of these caps.

•

Network rules on card acceptance – The Commission proposed to prohibit honor-all-cards and anti-steering rules across all card networks. In addition, the draft proposals sought harmonization of surcharging rules so that, across the EU, transactions that are subject to the interchange caps may not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost.

•

Network licensing – The Commission proposed to require all networks, including three-party payment networks that operate with licensing arrangements, which would include the Company’s GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution could qualify to be licensed to operate on the network. In addition, the scope of network licenses would be required to cover the entire EU. These requirements are inconsistent with the flexibility and discretion that American Express has had to date in deciding when, where and with whom to grant a license in the GNS business.

•

Separation of network processing – The Commission proposed to require card networks to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This proposal does not apply to three-party payment networks, such as American Express, but may be deemed applicable in situations where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on the American Express network. Further clarification of the applicability of this requirement is needed where, as with GNS, licensing arrangements do not give rise to inter-bank transactions or relationships.

As these are currently only proposals subject to debate and amendment by the European Parliament and Council in a complex legislative process that will likely take many months to complete, it is too early to assess what the exact scope and impact of any final legislation will be. For additional information on the impact of these proposals, see Item 1A. Risk Factors below.

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

Refer to “Consolidated Capital Resources and Liquidity” for a discussion of capital adequacy requirements established by federal banking regulators.

Business Segment Results

U.S. Card Services

Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$3,063	$2,925	$138	5%	$5,941	$5,679	$262	5%

Interest income	1,354	1,302	52	4	2,740	2,616	124	5
Interest expense	178	190	(12)	(6)	360	374	(14)	(4)

Net interest income	1,176	1,112	64	6	2,380	2,242	138	6

Total revenues net of interest expense	4,239	4,037	202	5	8,321	7,921	400	5
Provisions for losses	402	312	90	29	740	613	127	21

Total revenues net of interest expense after provisions for losses	3,837	3,725	112	3	7,581	7,308	273	4

Expenses
Marketing, promotion, rewards and cardmember services	1,735	1,566	169	11	3,280	3,038	242	8
Salaries and employee benefits and other operating expenses	927	1,010	(83)	(8)	1,856	1,941	(85)	(4)

Total expenses	2,662	2,576	86	3	5,136	4,979	157	3

Pretax segment income	1,175	1,149	26	2	2,445	2,329	116	5
Income tax provision	432	431	1	—	898	859	39	5

Segment income	$743	$718	$25	3%	$1,547	$1,470	$77	5%

Effective tax rate	36.8%	37.5%			36.7%	36.9%

U.S. Card Services

Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Card billed business (billions)	$125.6	$116.0	8%	$242.3	$223.7	8%
Total cards-in-force	42.9	41.5	3%	42.9	41.5	3%
Basic cards-in-force	31.9	30.8	4%	31.9	30.8	4%
Average basic cardmember spending (dollars)*	$3,954	$3,776	5%	$7,664	$7,306	5%
U.S. Consumer Travel:
Travel sales	$1,158	$1,123	3%	$2,202	$2,146	3%
Travel commissions and fees/sales	6.7%	7.7%		6.6%	7.5%
Total segment assets (billions)	$96.5	$95.5	1%	$96.5	$95.5	1%
Segment capital	$8,694	$9,027	(4)%	$8,694	$9,027	(4)%
Return on average segment capital(a)	29.9%	33.6%		29.9%	33.6%
Return on average tangible segment capital(a)	31.2%	35.3%		31.2%	35.3%

Cardmember receivables:
Total receivables (billions)	$20.9	$19.6	7%	$20.9	$19.6	7%
30 days past due as a % of total	1.6%	1.7%		1.6%	1.7%
Average receivables (billions)	$20.5	$19.8	4%	$20.2	$19.7	3%
Net write-off rate — principal only(b)	1.9%	2.0%		2.0%	2.2%
Net write-off rate — principal and fees(b)	2.1%	2.2%		2.1%	2.3%

Cardmember loans:
Total loans (billions)	$54.6	$52.5	4%	$54.6	$52.5	4%
30 days past due loans as a % of total	1.1%	1.2%		1.1%	1.2%
Net write-off rate — principal only(b)	2.0%	2.2%		2.0%	2.3%
Net write-off rate — principal, interest and fees(b)	2.2%	2.4%		2.2%	2.5%
Calculation of Net Interest Yield on
Cardmember loans:
Net interest income	$1,176	$1,112		$2,380	$2,242
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	47	51		95	102
Interest income not attributable to the Company’s cardmember loan portfolio	(2)	(2)		(4)	(4)

Adjusted net interest income(c)	$1,221	$1,161		$2,471	$2,340

Average loans (billions)	$54.0	$52.1		$54.0	$52.1
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans (billions)	—	—		—	—

Adjusted average loans (billions)(c)	$54.0	$52.1		$54.0	$52.1
Net interest income divided by average loans	8.7%	8.6%		8.9%	8.7%
Net interest yield on cardmember loans(c)	9.1%	9.0%		9.2%	9.0%

*	Proprietary cards only.

U.S. Card Services

Selected Statistical Information

(continued)

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.7 billion and $2.9 billion for the twelve months ended June 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($8.9 billion and $8.7 billion for the twelve months ended June 30, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $357 million and $403 million as of June 30, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

USCS segment income increased $25 million or 3 percent for the three months ended June 30, 2013, as compared to the same period in the prior year. USCS segment income increased $77 million or 5 percent for the six months ended June 30, 2013, as compared to the same period in the prior year.

Total revenues net of interest expense increased $202 million or 5 percent and $400 million or 5 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue, increased net interest income and higher net card fees, partially offset by a decrease in other revenues.

Discount revenue, net card fees and other revenues increased $138 million or 5 percent and $262 million or 5 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue resulting from billed business growth and higher net card fees, partially offset by lower other revenues as a result of cardmember reimbursements. Billed business for both the three and six months ended June 30, 2013 increased 8 percent, primarily driven by a 5 percent increase in average spending per proprietary basic cards-in-force in both periods as compared to the same periods in the prior year.

Interest income increased $52 million or 4 percent and $124 million or 5 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to a 4 percent increase in average cardmember loans and higher net interest yield on cardmember loans for both periods, as compared to the same periods in the prior year.

Provisions for losses increased $90 million or 29 percent and $127 million or 21 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily reflecting lower cardmember lending reserve releases during 2013, partially offset by the benefit of lower net write-offs. Refer to the USCS Selected Statistical Information table for the lending and charge net write-off rates.

Expenses increased $86 million or 3 percent and $157 million or 3 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher marketing, promotion, rewards and cardmember services expenses.

Marketing, promotion, rewards and cardmember services expenses increased $169 million or 11 percent and $242 million or 8 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily reflecting higher cardmember rewards expenses and higher marketing and promotion expenses.

For the three and six months ended June 30, 2013, cardmember rewards expense increased $126 million or 12 percent and $186 million or 9 percent, respectively, as compared to the same periods in the prior year. Membership Rewards expense increased approximately $43 million and $35 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year.

These increases reflect higher spending volumes and increases in the URR assumptions net of decreases in the WAC assumptions. Co-brand expense increased approximately $83 million and $151 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year due to higher spending volumes.

Salaries and employee benefits and other operating expenses decreased $83 million or 8 percent and $85 million or 4 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily driven by prior year higher other expenses related to accruals for cardmember reimbursements.

International Card Services

Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,130	$1,119	$11	1%	$2,254	$2,225	$29	1%

Interest income	259	276	(17)	(6)	549	569	(20)	(4)
Interest expense	90	98	(8)	(8)	187	198	(11)	(6)

Net interest income	169	178	(9)	(5)	362	371	(9)	(2)

Total revenues net of interest expense	1,299	1,297	2	—	2,616	2,596	20	1
Provisions for losses	116	94	22	23	211	148	63	43

Total revenues net of interest expense after provisions for losses	1,183	1,203	(20)	(2)	2,405	2,448	(43)	(2)

Expenses
Marketing, promotion, rewards and cardmember services	478	475	3	1	930	936	(6)	(1)
Salaries and employee benefits and other operating expenses	549	582	(33)	(6)	1,126	1,170	(44)	(4)

Total expenses	1,027	1,057	(30)	(3)	2,056	2,106	(50)	(2)

Pretax segment income	156	146	10	7	349	342	7	2
Income tax benefit	(52)	(32)	(20)	63	(37)	(33)	(4)	12

Segment income	$208	$178	$30	17%	$386	$375	$11	3%

Effective tax rate	(33.3)%	(21.9)%			(10.6)%	(9.6)%

International Card Services

Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Card billed business (billions)	$32.3	$31.5	3%	$63.6	$62.2	2%
Total cards-in-force	15.6	15.5	1%	15.6	15.5	1%
Basic cards-in-force	10.6	10.6	—%	10.6	10.6	—%
Average basic cardmember spending (dollars)*	$3,058	$2,985	2%	$6,019	$5,912	2%
International Consumer Travel:
Travel sales	$354	$336	5%	$694	$681	2%
Travel commissions and fees/sales	6.8%	7.1%		6.8%	7.2%
Total segment assets (billions)	$29.7	$29.3	1%	$29.7	$29.3	1%
Segment capital	$3,070	$2,847	8%	$3,070	$2,847	8%
Return on average segment capital(a)	21.9%	25.5%		21.9%	25.5%
Return on average tangible segment capital(a)	41.7%	51.1%		41.7%	51.1%

Cardmember receivables:
Total receivables (billions)	$7.2	$6.8	6%	$7.2	$6.8	6%
90 days past billing as a % of total	1.1%	1.0%		1.1%	1.0%
Net loss ratio (as a % of charge volume)	0.21%	0.16%		0.19%	0.16%

Cardmember loans:
Total loans (billions)	$8.4	$8.4	—%	$8.4	$8.4	—%
30 days past due loans as a % of total	1.6%	1.7%		1.6%	1.7%
Net write-off rate — principal only (b)	1.9%	2.0%		1.9%	2.1%
Net write-off rate — principal, interest and fees(b)	2.4%	2.6%		2.3%	2.6%
Calculation of Net Interest Yield on
Cardmember loans:
Net interest income	$169	$178		$362	$371
Exclude:
Interest expense not attributable to the Company’s cardmember loan portfolio	26	26		49	51
Interest income not attributable to the Company’s cardmember loan portfolio	(5)	(7)		(12)	(16)

Adjusted net interest income(c)	$190	$197		$399	$406

Average loans (billions)	$8.5	$8.5		$8.6	$8.6
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of cardmember loans, and other (billions)	(0.3)	(0.2)		(0.3)	(0.2)

Adjusted average loans (billions)(c)	$8.2	$8.3		$8.3	$8.4

Net interest income divided by average loans	8.0%	8.4%		8.5%	8.6%
Net interest yield on cardmember loans(c)	9.2%	9.5%		9.6%	9.7%

   *      Proprietary cards only.

International Card Services

Selected Statistical Information

(continued)

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($645 million and $748 million for the twelve months ended June 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($2.9 billion and $2.9 billion for the twelve months ended June 30, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion and $1.5 billion as of June 30, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

ICS segment income increased $30 million or 17 percent and $11 million or 3 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. Changes to revenues, expenses and income were all impacted by a stronger dollar in 2013, as compared to the same period in the prior year.

Total revenues net of interest expense for the three and six months ended June 30, 2013 increased $2 million or relatively flat and $20 million or 1 percent, respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue, net card fees and other revenues, partially offset by a decrease in net interest income. Assuming no changes in foreign exchange rates, total revenues net of interest expense increased 3 percent and 4 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year.2

Discount revenue, net card fees and other revenues increased $11 million or 1 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to higher other commissions and fees, net card fees and discount revenue, partially offset by other revenues. Discount revenue, net card fees and other revenues increased $29 million or 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to an increase in net card fees, higher Loyalty Partner commissions and fees and higher conversion revenue. Assuming no changes in foreign exchange rates, discount revenue, net card fees and other revenues increased 4 percent for both the three and six months ended June 30, 2013, as compared to the same period in the prior year.2

Billed business for the three and six months ended June 30, 2013 increased 3 percent and 2 percent, respectively, due to an increase in average spending per proprietary basic cards-in-force and the number of total cards-in-force, as compared to the same periods in the prior year. For the three and six months ended June 30, 2013, assuming no changes in foreign exchange rates, billed business increased 6 percent and 5 percent, respectively, and average spending per proprietary basic cards-in-force increased 6 percent and 5 percent, respectively. Refer to the Consolidated Selected Statistical Information tables on pages 44 and 47 for additional information on billed business by region.

[2]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three or six months ended June 30, 2013 apply to the periods against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Interest income for the three and six months ended June 30, 2013 decreased $17 million or 6 percent and $20 million or 4 percent, respectively, as compared to the same periods in the prior year, primarily due to cardmember reimbursements.

Interest expense for the three and six months ended June 30, 2013 decreased $8 million or 8 percent and $11 million or 6 percent, respectively, as compared to the same periods in the prior year, reflecting a lower effective cost of funds.

Provisions for losses for the three and six months ended June 30, 2013 increased $22 million or 23 percent and $63 million or 43 percent, respectively, as compared to the same periods in the prior year, primarily driven by a higher provision for charge cards and lower reserve releases for cardmember lending. Refer to the ICS Selected Statistical Information table for the lending and charge net write-off rates.

Expenses for the three and six months ended June 30, 2013 decreased $30 million or 3 percent and $50 million or 2 percent, respectively, as compared to the same periods in the prior year, primarily due to lower salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses increased $3 million or 1 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, driven by higher cardmember services expenses and rewards costs. Marketing, promotion, rewards and cardmember services expenses decreased $6 million or 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to lower rewards costs, partially offset by higher cardmember services expenses.

Salaries and employee benefits and other operating expenses for the three and six months ended June 30, 2013 decreased $33 million or 6 percent and $44 million or 4 percent, respectively, as compared to the same periods in the prior year, driven by lower other operating expenses.

The effective tax rate in all periods reflected the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process. The effective tax rate for the three and six months ended June 30, 2013 also reflected the allocated share of tax benefits related to the resolution of certain prior years’ tax items. In addition the effective tax rate for the six months ended June 30, 2013 reflected an additional benefit due to the renewal by the U.S. Congress of the active financing legislation on January 2, 2013. The effective tax rate for the three and six months ended June 30, 2012 reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,290	$1,284	$6	— %	$2,510	$2,500	$10	— %

Interest income	3	2	1	50	6	5	1	20
Interest expense	62	65	(3)	(5)	122	127	(5)	(4)

Net interest expense	(59)	(63)	4	(6)	(116)	(122)	6	(5)

Total revenues net of interest expense	1,231	1,221	10	1	2,394	2,378	16	1
Provisions for losses	45	36	9	25	82	71	11	15

Total revenues net of interest expense after provisions for losses	1,186	1,185	1	—	2,312	2,307	5	—

Expenses
Marketing, promotion, rewards and cardmember services	144	138	6	4	294	292	2	1
Salaries and employee benefits and other operating expenses	709	748	(39)	(5)	1,402	1,472	(70)	(5)

Total expenses	853	886	(33)	(4)	1,696	1,764	(68)	(4)

Pretax segment income	333	299	34	11	616	543	73	13
Income tax provision	107	80	27	34	199	147	52	35

Segment income	$226	$219	$7	3%	$417	$396	$21	5%

Effective tax rate	32.1%	26.8%			32.3%	27.1%

Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Card billed business (billions)	$44.4	$42.3	5%	$87.2	$83.8	4%
Total cards-in-force	7.0	7.0	— %	7.0	7.0	— %
Basic cards-in-force	7.0	7.0	— %	7.0	7.0	— %
Average basic cardmember spending (dollars)*	$6,317	$6,042	5%	$12,425	$11,962	4%
Global Corporate Travel:
Travel sales	$4,954	$5,072	(2)%	$9,607	$9,917	(3)%
Travel commissions and fees/sales	7.9%	8.1%		7.7%	7.6%
Total segment assets (billions)	$20.5	$20.0	3%	$20.5	$20.0	3%
Segment capital	$3,680	$3,616	2%	$3,680	$3,616	2%
Return on average segment capital(a)	18.3%	21.1%		18.3%	21.1%
Return on average tangible segment capital(a)	35.9%	42.3%		35.9%	42.3%
Cardmember receivables:
Total receivables (billions)	$15.9	$15.0	6%	$15.9	$15.0	6%
90 days past billing as a % of total	0.7%	0.6%		0.7%	0.6%
Net loss ratio (as a % of charge volume)	0.08%	0.06%		0.08%	0.07%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($665 million and $773 million for the twelve months ended June 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($3.6 billion and $3.7 billion for the twelve months ended June 30, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion for both the twelve months ended June 30, 2013 and 2012. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

GCS segment income increased $7 million or 3 percent for the three months ended June 30, 2013, as compared to the same period in the prior year. For the six months ended June 30, 2013, segment income increased $21 million or 5 percent, as compared to the same period in the prior year.

Total revenues net of interest expense increased $10 million or 1 percent and $16 million or 1 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue, net card fees and other revenues.

Discount revenue, net card fees and other revenues for the three and six months ended June 30, 2013, increased $6 million and $10 million respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue resulting from an increased level of cardmember spending, partially offset by lower travel commissions and fees. Billed business for the three and six months ended June 30, 2013 increased 5 percent and 4 percent, respectively, primarily driven by a 5 percent and 4 percent increase in average spending per proprietary basic cards-in-force, respectively, as compared to the same periods in the prior year.

Billed business increased 7 percent within the United States for both the three and six months ended June 30, 2013. Assuming no changes in foreign exchange rates, billed business increased 2 percent and 1 percent outside the United States for the three and six months ended June 30, 2013, respectively.3

Interest expense decreased $3 million or 5 percent and $5 million or 4 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily driven by a lower effective cost of funds, partially offset by increased funding requirements due to higher average cardmember receivables balances.

Provisions for losses increased $9 million or 25 percent and $11 million or 15 percent for the three months and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. Refer to the GCS Selected Statistical Information table for the charge card net loss ratio as a percentage of charge volume.

Expenses decreased $33 million or 4 percent and $68 million or 4 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. Marketing, promotion, rewards and cardmember services expenses increased $6 million or 4 percent and $2 million or 1 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily reflecting higher rewards costs, partially offset by lower marketing and promotion costs.

Salaries and employee benefits and other operating expenses decreased $39 million and $70 million or 5 percent for both the three and six months ended June 30, 2013, as compared to the same periods in the prior year, primarily due to lower payroll and benefit costs, lower restructuring charges and other operating expenses.

[3]	Refer to footnote 2 on page 67 relating to changes in foreign exchange rates.

The effective tax rate for the three and six months ended June 30, 2013 reflected the allocated share of tax benefits related to the resolution of certain prior years’ tax items while the effective tax rate for the three and six months ended June 30, 2012 reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except for percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,313	$1,259	$54	4%	$2,547	$2,445	$102	4%

Interest income	8	5	3	60	15	9	6	67
Interest expense	(63)	(59)	(4)	7	(125)	(117)	(8)	7

Net interest income	71	64	7	11	140	126	14	11

Total revenues net of interest expense	1,384	1,323	61	5	2,687	2,571	116	5
Provisions for losses	22	17	5	29	42	35	7	20

Total revenues net of interest expense after provisions for losses	1,362	1,306	56	4	2,645	2,536	109	4

Expenses
Marketing, promotion, rewards and cardmember services	188	200	(12)	(6)	346	372	(26)	(7)
Salaries and employee benefits and other operating expenses	527	544	(17)	(3)	1,070	1,063	7	1

Total expenses	715	744	(29)	(4)	1,416	1,435	(19)	(1)

Pretax segment income	647	562	85	15	1,229	1,101	128	12
Income tax provision	235	190	45	24	444	372	72	19

Segment income	$412	$372	$40	11%	$785	$729	$56	8%

Effective tax rate	36.3%	33.8%			36.1%	33.8%

Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Global Card billed business (billions)	$237.7	$221.6	7%	$462.2	$432.8	7%
Global Network & Merchant Services:
Total segment assets (billions)	$22.6	$19.8	14%	$22.6	$19.8	14%
Segment capital	$2,145	$2,171	(1)%	$2,145	$2,171	(1)%
Return on average segment capital(a)	71.0%	67.4%		71.0%	67.4%
Return on average tangible segment capital(a)	78.4%	74.9%		78.4%	74.9%
Global Network Services:
Card billed business (billions)	$35.8	$31.3	14%	$69.0	$61.7	12%
Total cards-in-force	38.8	36.1	7%	38.8	36.1	7%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion and $1.4 billion for the twelve months ended June 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($2.1 billion for both the twelve months ended June 30, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $199 million and $207 million as of June 30, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

GNMS segment income increased $40 million or 11 percent and $56 million or 8 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year.

Total revenues net of interest expense increased $61 million or 5 percent and $116 million or 5 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to increased discount revenue, net card fees and other revenues.

Discount revenue, net card fees and other revenues increased $54 million or 4 percent and $102 million or 4 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. The increase reflects higher merchant-related revenues, driven by the 7 percent increase in global card billed business for both the three and six months ended June 30, 2013, as well as higher GNS revenues.

Interest expense credit increased $4 million or 7 percent and $8 million or 7 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, due to a higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses decreased $29 million or 4 percent for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to lower salaries and employee benefits and other operating expenses and lower marketing and promotion expenses. Expenses decreased $19 million or 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to lower marketing, promotion, rewards and cardmember services, partially offset by higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses decreased $12 million or 6 percent and $26 million or 7 percent for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, reflecting lower marketing and promotion expenses.

Salaries and employee benefits and other operating expenses decreased $17 million or 3 percent for three months ended June 30, 2013, as compared to the same period in prior year, due to lower salaries and employee benefits costs and other operating expenses and increased $7 million or 1 percent for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to higher professional services expenses and salaries and employee benefits.

Corporate & Other

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Corporate & Other had net expense of $184 million and $148 million for the three months ended June 30, 2013 and 2012, respectively. The increase in net expense for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily was a result of the favorable effects in the second quarter of 2012 of revised estimates of the liability for uncashed Travelers Cheques in certain international markets.

Corporate & Other had net expense of $450 million and $375 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net expense for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily was a result of the favorable effects in 2012 of revised estimates of the liability for uncashed Travelers Cheques in certain international markets.

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

Basel III supplementary leverage ratio – Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definition.

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

•

changes affecting the Company’s ability or desire to repurchase up to $1.8 billion of its common shares for the remainder of 2013 and up to $1.0 billion in the first quarter of 2014, such as acquisitions, results of operations, capital needs and the amount of shares issued by the Company to employees upon the exercise of options, among other factors, which will significantly impact the potential decrease in the Company’s capital ratios;

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

•

the impact of final laws and regulations, if any, arising from the European Commission’s Green Paper on the payments industry, which will depend on various factors, including, but not limited to, the issues presented and decisions made in the European legislative and regulatory processes addressing the proposed regulation of interchange fees and other practices related to card-based payment transactions, the amount of time these processes take to reach completion, and the actual pricing and other requirements ultimately adopted in the final laws and regulations in the European Union and its member countries;

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

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

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

The DOJ matter is being coordinated with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that the Company’s “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief. Following the Supreme Court’s June 20, 2013 decision in In re American Express Merchants’ Litigation (described below), the partial stay of the putative class actions was lifted and the Company moved to compel arbitration of certain merchants’ claims.

On November 7, 2012, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co., was filed in New York State Supreme Court, New York County. The defendants include the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the Company and/or its subsidiaries were engaged in illicit practices with respect to their credit and charge card business, which included charging unlawful late fees, misleading consumers on debt collection issues, failing to report consumer disputes to credit reporting agencies, deceiving consumers who signed up for the Company’s “Blue Sky” credit card program, and discriminating against new account applicants on the basis of age. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint. Similar allegations were raised in demand letters received by the Company during October 2012 on behalf of purported shareholders. As permitted by law, a committee of the Board conducted an investigation and concluded that that it was not in the best interest of the Company or its stockholders to pursue the demanded actions; following the committee’s recommendations, the Board determined not to take the demanded actions. A hearing on American Express’ motion to dismiss the Lankford case was held on July 9, 2013. Thereafter, plaintiff advised the court that it would be withdrawing the complaint without prejudice.

U.S. Card Services and Global Merchant Services Matters

In addition to the merchant cases being coordinated with the DOJ and state actions described above in “Corporate Matters,” the Company has been named in the following matters:

Since July 2003, the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company, et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Since April 2004, the parties to the consolidated actions have been engaged in motion practice regarding American Express’ motion to dismiss the consolidated actions on the grounds that all of the plaintiffs’ claims are subject to arbitration. On February 1, 2012, the Second Circuit again reversed the District Court’s decision ordering arbitration, and reaffirmed its prior ruling. On May 29, 2012, the Second Circuit denied the Company’s petition for rehearing en banc with dissents. The Second Circuit stayed the mandate pending the outcome of the Company’s petition for a writ of certiorari to the U.S. Supreme Court. On June 20, 2013, the Supreme Court reversed the Second Circuit’s decision and held that the arbitration provision governed plaintiffs’ claims. The case will be remanded for further proceedings.

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

In June 2013, a putative class action, captioned Seldes v. American Express Centurion Bank, was filed in the United States District Court, Southern District of Florida alleging that plaintiff received unilateral interest rate increases despite alleged promises that the rate would remain fixed. Plaintiff seeks to certify a nationwide class. On July 26, 2013, the Company moved to dismiss or, in the alternative, to stay this action.

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

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K) and should be read in conjunction with the discussion of risk factors set forth in such section.

Based on the information currently known to the Company, it believes the matter discussed below, together with the risk factors set forth in the 2012 Form 10-K, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2012 Form 10-K. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Proposed payments legislation in the European Union could, if enacted, adversely affect the Company’s results of operations and financial condition.

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Commission has completed a consultation period and issued its preliminary conclusions on July 24, 2013.

Among other things, the proposals address interchange fees, anti-steering and honor-all-cards rules, surcharging, separation of processing from card network management, access rights to payment systems, perceived barriers to cross-border acquiring, mobile payments and technical standardization. For a description of certain of the proposals and their potential impacts on the Company, see “Certain Legislative, Regulatory and Other Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

The Company cannot predict the final form, or effects on American Express, of this proposed legislation. These and other potential or proposed legislative and regulatory changes could negatively impact the Company’s discount revenue derived from its business in the EU as a result of downward pressure on the discount rate from anticipated decreases in competitor pricing in connection with the proposed caps on interchange fees. The Company may also be required to change certain of its business practices, including requirements around card acceptance by merchants, or alter its business relationships in the EU, including arrangements with GNS partners. If the scope of permissible surcharging or steering is expanded, there could be an adverse impact on the Company’s cards-in-force, transaction volumes, discount revenue or other parameters impacting financial performance. The proposed legislation also may require the Company to invest significant management attention and resources to make any necessary changes and could adversely affect the Company’s results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2013
Repurchase program(a)	3,986,296	$67.55	3,986,296	145,824,424
Employee transactions(b)	760	$65.73	N/A	N/A

May 1-31, 2013
Repurchase program(a)	7,519,041	$72.77	7,519,041	138,305,383
Employee transactions(b)	34,251	$67.79	N/A	N/A

June 1-30, 2013
Repurchase program(a)	7,772,001	$75.04	7,772,001	130,533,382
Employee transactions(b)	3,625	$62.47	N/A	N/A

Total
Repurchase program(a)	19,277,338	$72.60	19,277,338	130,533,382
Employee transactions(b)	38,636	$67.25	N/A	N/A

(a)

As of June 30, 2013, there were approximately 131 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY (Registrant)

Date: July 29, 2013	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: July 29, 2013	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Fifth Amendment is the American Express Retirement Restoration Plan (formerly known as the Supplemental Retirement Plan), dated May 1, 2013.

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1