Form 10-Q
period 2013-09-30
AMERICAN EXPRESS CO
filed 2013-10-29
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2013
Common Shares (par value $.20 per share)	1,071,270,820 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2013	2012
Revenues
Non-interest revenues
Discount revenue	$4,659	$ 4,425
Net card fees	658	633
Travel commissions and fees	490	465
Other commissions and fees	610	581
Other	601	577

Total non-interest revenues	7,018	6,681

Interest income
Interest on loans	1,698	1,658
Interest and dividends on investment securities	48	60
Deposits with banks and other	21	21

Total interest income	1,767	1,739

Interest expense
Deposits	111	118
Long-term debt and other	373	440

Total interest expense	484	558

Net interest income	1,283	1,181

Total revenues net of interest expense	8,301	7,862

Provisions for losses
Charge card	194	190
Card Member loans	282	264
Other	16	25

Total provisions for losses	492	479

Total revenues net of interest expense after provisions for losses	7,809	7,383

Expenses
Marketing, promotion, rewards and Card Member services	2,643	2,461
Salaries and employee benefits	1,544	1,516
Other, net	1,618	1,536

Total expenses	5,805	5,513

Pretax income	2,004	1,870
Income tax provision	638	620

Net income	$1,366	$ 1,250

Earnings per Common Share (Note 12):(a)
Basic	$1.26	$ 1.10
Diluted	$1.25	$ 1.09

Average common shares outstanding for earnings per common share:
Basic	1,074	1,126
Diluted	1,081	1,132
Cash dividends declared per common share	$0.23	$ 0.20

(a)	Represents net income less earnings allocated to participating share awards of $12 million and $14 million for the three months ended September 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2013	2012
Revenues
Non-interest revenues
Discount revenue	$13,826	$ 13,164
Net card fees	1,958	1,858
Travel commissions and fees	1,422	1,437
Other commissions and fees	1,788	1,739
Other	1,705	1,781

Total non-interest revenues	20,699	19,979

Interest income
Interest on loans	5,003	4,851
Interest and dividends on investment securities	153	193
Deposits with banks and other	67	73

Total interest income	5,223	5,117

Interest expense
Deposits	332	362
Long-term debt and other	1,163	1,320

Total interest expense	1,495	1,682

Net interest income	3,728	3,435

Total revenues net of interest expense	24,427	23,414

Provisions for losses
Charge card	590	531
Card Member loans	921	753
Other	71	68

Total provisions for losses	1,582	1,352

Total revenues net of interest expense after provisions for losses	22,845	22,062

Expenses
Marketing, promotion, rewards and Card Member services	7,553	7,168
Salaries and employee benefits	4,702	4,687
Other, net	4,682	4,685

Total expenses	16,937	16,540

Pretax income	5,908	5,522
Income tax provision	1,857	1,677

Net income	$4,051	$ 3,845

Earnings per Common Share (Note 12):(a)
Basic	$3.69	$ 3.33
Diluted	$3.67	$ 3.31

Average common shares outstanding for earnings per common share:
Basic	1,087	1,143
Diluted	1,094	1,149
Cash dividends declared per common share	$0.66	$ 0.60

(a)	Represents net income less earnings allocated to participating share awards of $36 million and $42 million for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Net income	$1,366	$1,250	$4,051	$ 3,845
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax of: 2013, $(30) and $(120); 2012, $10 and $24	(48)	21	(210)	52
Net unrealized derivatives gains, net of tax of: 2013, nil and nil; 2012, $1 and $1	—	—	—	1
Foreign currency translation adjustments, net of tax of: 2013, $(48) and $83; 2012, $(168) and $(155)	11	81	(262)	(46)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2013, $6 and $37; 2012, $6 and $19	6	14	60	34

Other comprehensive (loss) income	(31)	116	(412)	41

Comprehensive income	$1,335	$1,366	$3,639	$ 3,886

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$2,190	$ 2,020
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2013, $129; 2012, $58)	19,867	19,892
Short-term investment securities	229	338

Total cash and cash equivalents	22,286	22,250
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of consolidated variable interest entities: 2013, $6,416; 2012, $8,012), less reserves: 2013, $396; 2012, $428	43,068	42,338
Other receivables, less reserves: 2013, $77; 2012, $86	3,429	3,576
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2013, $29,491; 2012, $32,731), less reserves: 2013, $1,281; 2012, $1,471	61,689	63,758
Other loans, less reserves: 2013, $16; 2012, $20	526	551
Investment securities	5,137	5,614
Premises and equipment, less accumulated depreciation and amortization: 2013, $5,868; 2012, $5,429	3,746	3,635
Other assets (includes restricted cash of consolidated variable interest entities: 2013, $162; 2012, $76)	10,222	11,418

Total assets	$150,103	$ 153,140

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$42,487	$ 39,803
Travelers Cheques and other prepaid products	4,088	4,601
Accounts payable	11,361	10,006
Short-term borrowings	3,247	3,314
Long-term debt (includes debt issued by consolidated variable interest entities: 2013, $15,711; 2012, $19,277)	52,529	58,973
Other liabilities	17,175	17,557

Total liabilities	130,887	134,254

Contingencies (Note 14)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,071 million shares as of September 30, 2013 and 1,105 million shares as of December 31, 2012	215	221
Additional paid-in capital	12,193	12,067
Retained earnings	8,147	7,525
Accumulated other comprehensive (loss) income
Net unrealized securities gains, net of tax of: 2013, $55; 2012, $175	105	315
Foreign currency translation adjustments, net of tax of: 2013, $(528); 2012, $(611)	(1,016)	(754)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2013, $(196); 2012, $(233)	(428)	(488)

Total accumulated other comprehensive loss	(1,339)	(927)

Total shareholders’ equity	19,216	18,886

Total liabilities and shareholders’ equity	$150,103	$ 153,140

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

Nine Months Ended September 30 (Millions)	2013	2012
Cash Flows from Operating Activities
Net income	$4,051	$ 3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,582	1,352
Depreciation and amortization	763	751
Deferred taxes and other	(340)	79
Stock-based compensation	275	232
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(38)	323
Other assets	1,432	1,112
Accounts payable and other liabilities	981	3,595
Travelers Cheques and other prepaid products	(503)	(675)

Net cash provided by operating activities	8,203	10,614

Cash Flows from Investing Activities
Sale of investments	175	427
Maturity and redemption of investments	856	1,085
Purchase of investments	(873)	(311)
Net increase in Card Member loans/receivables	(791)	(1,877)
Purchase of premises and equipment, net of sales: 2013, $74; 2012, $3	(635)	(765)
Acquisitions/dispositions, net of cash acquired/sold	(170)	(456)
Net increase in restricted cash	(29)	(1,089)

Net cash used in investing activities	(1,467)	(2,986)

Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	2,303	(316)
Net increase (decrease) in short-term borrowings	51	(346)
Issuance of long-term debt	7,887	7,831
Principal payments on long-term debt	(13,492)	(11,417)
Issuance of American Express common shares	552	393
Repurchase of American Express common shares	(3,200)	(2,953)
Dividends paid	(693)	(675)

Net cash used in financing activities	(6,592)	(7,483)

Effect of exchange rate changes on cash	(108)	105

Net increase in cash and cash equivalents	36	250
Cash and cash equivalents at beginning of period	22,250	24,893

Cash and cash equivalents at end of period	$22,286	$ 25,143

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Level 3 — Inputs that are unobservable and reflect the Company’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 or during the year ended December 31, 2012, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred.

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of September 30, 2013 and December 31, 2012:

	2013			2012

(Millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Investment securities:(a)
Equity securities	$168	$168	$—	$296	$296	$ —
Debt securities and other	4,969	232	4,737	5,318	338	4,980
Derivatives(a)	662	—	662	942	—	942

Total assets	$5,799	$400	$5,399	$6,556	$634	$ 5,922

Liabilities:
Derivatives(a)	$275	$—	$275	$329	$—	$ 329

Total liabilities	$275	$—	$275	$329	$—	$ 329

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012:

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	$47	$47		$—	$47		$ —
Financial assets carried at other than fair value
Loans, net	$62	$63	(c)	$—	$—		$ 63

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$58	$58		$—	$58		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$10	$10		$—	$10		$ —
Long-term debt	$52	$55	(c)	$—	$55		$ —

	Carrying Value	Corresponding Fair Value Amount
2012 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	$47	$47		$—	$47		$ —
Financial assets carried at other than fair value
Loans, net	$64	$65	(c)	$—	$—		$ 65

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$55	$55		$—	$55		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$10	$10		$—	$10		$ —
Long-term debt	$59	$62	(c)	$—	$62		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivables (including fair values of Card Member receivables of $6.4 billion and $8.0 billion held by consolidated variable interest entities (VIEs) as of September 30, 2013 and December 31, 2012, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $29.2 billion and $32.4 billion, and long-term debt of $15.8 billion and $19.5 billion, held by consolidated VIEs as of September 30, 2013 and December 31, 2012, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2013 and December 31, 2012, and require management judgment. These figures may not be indicative of future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, Card Member receivables, accrued interest and certain other assets. For these assets, the carrying values approximate fair value because they are short term in duration, have no defined maturity or have a market-based interest rate.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the nine months ended September 30, 2013 and during the year ended December 31, 2012, the Company did not have any material assets that were measured at fair value due to impairment.

3.	Accounts Receivable and Loans

As described below, the Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Card Member and Other Receivables

Card Member receivables, representing amounts due from charge card product customers, are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for the Company.

Charge card customers generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued fees.

Accounts receivable as of September 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Card Services(a)	$20,258	$ 21,124
International Card Services	7,181	7,778
Global Commercial Services(b)	15,853	13,671
Global Network & Merchant Services(c)	172	193

Card Member receivables(d)	43,464	42,766
Less: Reserve for losses	396	428

Card Member receivables, net	$43,068	$ 42,338

Other receivables, net(e)	$3,429	$ 3,576

(a)	Includes $6.4 billion and $7.5 billion of gross Card Member receivables available to settle obligations of consolidated VIEs as of September 30, 2013 and December 31, 2012, respectively.

(b)

Includes $476 million of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2012. Also includes $857 million and $913 million due from airlines, of which Delta Air Lines (Delta) comprises $600 million and $676 million as of September 30, 2013 and December 31, 2012, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.7 billion of Card Member receivables outside the United States for both September 30, 2013 and December 31, 2012.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) certain merchants for billed discount revenue, and (iii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees. Other receivables are presented net of reserves for losses of $77 million and $86 million as of September 30, 2013 and December 31, 2012, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member and Other Loans

Card Member loans, representing amounts due from lending card product customers, are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge card product customers when a Card Member enters into an extended payment arrangement with the Company. The Company’s lending portfolios primarily include revolving loans to Card Members obtained through either their credit card accounts or the lending on charge feature of their charge card accounts. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that Card Members choose to revolve are subject to finance charges.

Card Member loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. The Company’s policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that the Company believes will not be collected.

Loans as of September 30, 2013 and December 31, 2012 consisted of:

(Millions)	2013	2012
U.S. Card Services(a)	$54,481	$ 55,953
International Card Services	8,445	9,236
Global Commercial Services	44	40

Card Member loans	62,970	65,229
Less: Reserve for losses	1,281	1,471

Card Member loans, net	$61,689	$ 63,758

Other loans, net(b)	$526	$ 551

(a)	Includes approximately $29.5 billion and $32.7 billion of gross Card Member loans available to settle obligations of consolidated VIEs as of September 30, 2013 and December 31, 2012, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio whose billed business is not processed on the Company’s network. Other loans are presented net of reserves for losses of $16 million and $20 million as of September 30, 2013 and December 31, 2012, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of Card Member loans and receivables as of September 30, 2013 and December 31, 2012:

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$53,892		$184		$127		$278	$ 54,481
International Card Services	8,318		41		28		58	8,445
Card Member Receivables:
U.S. Card Services	$19,915		$122		$65		$156	$ 20,258
International Card Services(a)	(b	)	(b	)	(b	)	80	7,181
Global Commercial Services(a)	(b	)	(b	)	(b	)	120	15,853

2012 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$55,281		$200		$147		$325	$ 55,953
International Card Services	9,099		47		30		60	9,236
Card Member Receivables:
U.S. Card Services	$20,748		$116		$76		$184	$ 21,124
International Card Services(a)	(b	)	(b	)	(b	)	74	7,778
Global Commercial Services(a)	(b	)	(b	)	(b	)	112	13,671

(a)

For Card Member receivables in International Card Services (ICS) and Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing the associated Card Member receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Data for periods prior to 90 days past billing are not available due to financial reporting system constraints. Therefore, it has not been relied upon for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2013			2012

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Card Member Loans:
U.S. Card Services	1.9%	2.1%	1.1%	2.2%	2.4%	1.3%
International Card Services	1.9%	2.3%	1.5%	1.9%	2.5%	1.6%
Card Member Receivables:
U.S. Card Services	1.8%	1.9%	1.7%	2.0%	2.1%	1.8%

	2013		2012

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Card Member Receivables:
International Card Services	0.20%	1.1%	0.16%	0.9%
Global Commercial Services	0.07%	0.8%	0.07%	0.7%

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

Impaired Card Member Loans and Receivables

Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance restructured loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans, and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

The Company may modify, through various company sponsored programs, Card Member loans and receivables in instances where the Card Member is experiencing financial difficulty to minimize losses while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables may include (i) reducing the interest rate (as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) reducing the outstanding balance (in the event of a settlement), (iii) suspending delinquency fees until the Card Member exits the modification program and (iv) placing the Card Member on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the Card Member’s ability to make future purchases is either cancelled or in certain cases suspended until the Card Member successfully exits the modification program. In accordance with the modification agreement with the Card Member, loans revert back to the original contractual terms (including the contractual interest rate) when the Card Member exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member defaults out of the modification program. In either case, the Company establishes a reserve for Card Member interest charges and fees considered to be uncollectible. The performance of a loan or a receivable modified as a TDR is closely monitored to understand its impact on the Company’s reserve for losses. Though the ultimate success of modification programs remains uncertain, the Company believes the programs improve the cumulative loss performance of such loans and receivables.

Reserves for Card Member loans and receivables modified as TDRs are determined as the difference between the cash flows expected to be received from the Card Member (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the Card Member loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement are included in the provision for losses in the Consolidated Statements of Income.

The following table provides additional information with respect to the Company’s impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, as of September 30, 2013 and December 31, 2012:

2013 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Card Member Loans:
U.S. Card Services	$125	$284	$397	$806	$764	$ 86
International Card Services	57	4	4	65	64	—
Card Member Receivables:
U.S. Card Services	—	—	55	55	51	39

Total	$182	$288	$456	$926	$879	$ 125

2012 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)
Card Member Loans:
U.S. Card Services	$73	$426	$627	$1,126	$1,073	$ 152
International Card Services	59	5	6	70	69	1
Card Member Receivables:
U.S. Card Services	—	—	117	117	111	91

Total	$132	$431	$750	$1,313	$1,253	$ 244

(a)

The Company’s policy is generally to accrue interest through the date of write-off (at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected. Excludes loans modified as a TDR.

(b)

Non-accrual loans not in modification programs include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest. Effective September 1, 2013 the Company began accruing interest on accounts placed with outside agencies.

(c)

Total loans and receivables modified as a TDR includes $93 million and $320 million that are non-accrual and $20 million and $6 million that are past due 90 days and still accruing interest as of September 30, 2013 and December 31, 2012, respectively.

(d)	Unpaid principal balance consists of Card Member charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(e)

Represents the reserve for losses for TDRs, which are evaluated individually for impairment. The Company records a reserve for losses for all impaired loans. Refer to Card Member Loans Evaluated Individually and Collectively for Impairment in Note 4 for further discussion of the reserve for losses on loans over 90 days past due and accruing interest and non-accrual loans, which are evaluated collectively for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, during the three and nine months ended September 30:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013

(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Card Member Loans:
U.S. Card Services	$11	$859	$34	$ 982
International Card Services	4	66	12	68
Card Member Receivables:
U.S. Card Services	—	62	—	89

Total	$15	$987	$46	$ 1,139

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

(Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Card Member Loans:
U.S. Card Services	$11	$1,182	$35	$ 1,244
International Card Services	4	73	12	77
Card Member Receivables:
U.S. Card Services	—	120	—	140

Total	$15	$1,375	$47	$ 1,461

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the Card Member loans and receivables modified as TDRs, which are not significant for ICS and GCS, during the three and nine months ended September 30:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Card Member Loans	12	$91	$91	47	$357	$ 355
U.S. Card Services — Card Member Receivables	4	49	49	16	204	202

Total(b)	16	$140	$140	63	$561	$ 557

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)	Number of Accounts	Aggregated Pre- Modification Outstanding Balances(a)	Aggregated Post- Modification Outstanding Balances(a)
Troubled Debt Restructurings:
U.S. Card Services — Card Member Loans	26	$193	$190	82	$600	$ 587
U.S. Card Services — Card Member Receivables	9	104	103	28	326	320

Total(b)	35	$297	$293	110	$926	$ 907

(a)	Includes principal and accrued interest.

(b)

The difference between the pre- and post-modification outstanding balances is attributable to amounts charged off for Card Member loans and receivables being resolved through the Company’s short-term settlement programs.

As described previously, the Company’s Card Member loans and receivables modification programs may include (i) reducing the interest rate, (ii) reducing the outstanding balance, (iii) suspending delinquency fees and (iv) placing the Card Member on a fixed payment plan not to exceed 60 months. Upon entering the modification program, the Card Member’s ability to make future purchases is either cancelled or in certain cases suspended until successfully exiting the modification program.

The Company has evaluated the primary financial effects of the impact of the changes to an account upon modification as follows:

•

Interest Rate Reduction: For the three months ended September 30, 2013 and 2012, the average interest rate reduction was 10 percentage points and 11 percentage points, respectively. For the nine months ended September 30, 2013 and 2012, the average interest rate reduction was 11 percentage points and 12 percentage points, respectively. None of these interest rate reductions had a significant impact on interest on loans in the Consolidated Statements of Income. The Company does not offer interest rate reduction programs for U.S. Card Services (USCS) Card Member receivables as these receivables are non-interest bearing.

•

Outstanding Balance Reduction: The table above presents the financial effects to the Company as a result of reducing the outstanding balance for short-term settlement programs. The difference between the pre- and post-modification outstanding balances represents the amount that either has been written off or will be written off upon successful completion of the settlement program. Starting in 2013, we began writing off Card Member balances upon entering into a settlement agreement, with any payments

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

received thereafter recognized as recoveries, and as such, there is no longer a difference between the pre- and post-modification outstanding balances. This change had a de minimis impact on the amount of write-offs.

•

Payment Term Extension: For both the three and nine months ended September 30, 2013, the average payment term extension was approximately 12 months for USCS Card Member receivables. For the three and nine months ended September 30, 2012, the average payment term extension was approximately 12 months and 13 months, respectively, for USCS Card Member receivables. For USCS Card Member loans, there have been no payment term extensions.

The following table provides information for the three and nine months ended September 30, 2013 and 2012, with respect to the Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member will default from a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. The defaulted ICS Card Member loan and receivable modifications were not significant.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Card Member Loans	4	$37	15	$ 138
U.S. Card Services — Card Member Receivables	1	8	3	33

Total	5	$45	18	$ 171

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
U.S. Card Services — Card Member Loans	4	$39	19	$ 149
U.S. Card Services — Card Member Receivables	1	8	1	28

Total	5	$47	20	$ 177

(a)	The outstanding balance includes principal, fees and accrued interest on Card Member Loans and principal and fees on Card Member Receivables.

4.	Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including loss migration rates and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the models for specific qualitative factors such as increased risk in certain portfolios, impact of risk management initiatives on portfolio performance and concentration of credit risk based on factors such as vintage, industry or geographic regions. In addition,

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

management may increase or decrease the reserves for losses on Card Member loans for other external environmental qualitative factors, including various indicators related to employment, spend, sentiment, housing and credit, as well as the legal and regulatory environment. Generally, due to the short-term nature of Card Member receivables, the impact of additional external qualitative factors on the probable losses inherent within the Card Member receivables portfolio is not significant. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member receivables or loans and net write-off coverage.

Card Member loans and receivables balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification and recoveries are recognized as they are collected.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2013	2012
Balance, January 1	$428	$ 438
Additions:
Provisions(a)	472	434
Other(b)	118	97

Total provision	590	531

Deductions:
Net write-offs(c)	(507)	(487)
Other(d)	(115)	(73)

Balance, September 30	$396	$ 409

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $304 million and $292 million for the nine months ended September 30, 2013 and 2012, respectively.

(d)

Includes net write-offs resulting from unauthorized transactions of $(117) million and $(100) million for the nine months ended September 30, 2013 and 2012, respectively; foreign currency translation adjustments of $(3) million and $4 million for the nine months ended September 30, 2013 and 2012, respectively; reclassified Card Member bankruptcy reserves of $18 million for the nine months ended September 30, 2012 only (Card Member bankruptcy reserves were classified as other liabilities in periods prior to March 31, 2012); and other items of $5 million for both the nine months ended September 30, 2013 and 2012.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of September 30, 2013 and December 31, 2012:

(Millions)	2013	2012
Card Member receivables evaluated individually for impairment(a)	$55	$ 117
Related reserves(a)	$39	$ 91

Card Member receivables evaluated collectively for impairment	$43,409	$ 42,649
Related reserves	$357	$ 337

(a)	Represents receivables modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 3 for further information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2013	2012
Balance, January 1	$1,471	$ 1,874
Additions:
Provisions(a)	824	669
Other(b)	97	84

Total provision	921	753

Deductions:
Net write-offs
Principal(c)	(888)	(970)
Interest and fees(c)	(113)	(121)
Other(d)	(110)	(77)

Balance, September 30	$1,281	$ 1,459

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)	Provisions for unauthorized transactions.

(c)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $343 million and $382 million for the nine months ended September 30, 2013 and 2012, respectively. Recoveries of interest and fees were de minimis.

(d)

Includes net write-offs resulting from unauthorized transactions of $(96) million and $(84) million for the nine months ended September 30, 2013 and 2012, respectively; foreign currency translation adjustments of $(8) million and $10 million for the nine months ended September 30, 2013 and 2012, respectively; reclassified Card Member bankruptcy reserves of $4 million for the nine months ended September 30, 2012 only (Card Member bankruptcy reserves were classified as other liabilities in periods prior to March 31, 2012); and other items of $(6) million and $(7) million for the nine months ended September 30, 2013 and 2012, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of September 30, 2013 and December 31, 2012:

(Millions)	2013	2012
Card Member loans evaluated individually for impairment(a)	$401	$ 633
Related reserves(a)	$86	$ 153

Card Member loans evaluated collectively for impairment(b)	$62,569	$ 64,596
Related reserves(b)	$1,195	$ 1,318

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 3 for further information.

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

The following is a summary of investment securities as of September 30, 2013 and December 31, 2012:

	2013				2012

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$4,197	$63	$(67)	$4,193	$4,280	$199	$(5)	$ 4,474
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	228	4	—	232	330	8	—	338
Corporate debt securities	42	3	—	45	73	6	—	79
Mortgage-backed securities(a)	170	7	—	177	210	14	—	224
Equity securities(b)	37	131	—	168	64	232	—	296
Foreign government bonds and obligations	265	7	(1)	271	134	15	—	149
Other(c)	50	—	(2)	48	51	—	—	51

Total	$4,992	$215	$(70)	$5,137	$5,145	$474	$(5)	$ 5,614

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Primarily represents the Company’s investment in ICBC.

(c)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012:

	2013				2012

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$1,274	$(57)	$68	$(10)	$100	$(1)	$73	$ (4)
Foreign government bonds and obligations	52	(1)	—	—	—	—	—	—
Other	21	(1)	17	(1)	—	—	—	—

Total	$1,347	$(59)	$85	$(11)	$100	$(1)	$73	$ (4)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2013 and December 31, 2012:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2013:
90%–100%	180	$1,231	$(42)	4	$27	$(2)	184	$1,258	$ (44)
Less than 90%	15	116	(17)	4	58	(9)	19	174	(26)

Total as of September 30, 2013	195	$1,347	$(59)	8	$85	$(11)	203	$1,432	$ (70)

2012:
90%–100%	46	$100	$(1)	4	$73	$(4)	50	$173	$ (5)

Total as of December 31, 2012	46	$100	$(1)	4	$73	$(4)	50	$173	$ (5)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions identified above, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the nine months ended September 30, 2013 or the year ended December 31, 2012.

Supplemental Information

Gross realized gains on the sales of investment securities, included in other non-interest revenues, for the three and nine months ended September 30, 2013 were $37 million and $102 million, respectively. Gross realized gains on the sales of investment securities, included in other non-interest revenues, for the three and nine months ended September 30, 2012 were $35 million and $85 million, respectively. There were no gross realized losses on sales of investment securities for the three and nine months ended September 30, 2013. Gross realized losses on sales of investment securities, included in other non-interest revenues, for the three and nine months ended September 30, 2012 were nil and $1 million, respectively.

Contractual maturities of investment securities, excluding equity securities and other securities, as of September 30, 2013 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$571	$ 571
Due after 1 year but within 5 years	337	345
Due after 5 years but within 10 years	159	166
Due after 10 years	3,838	3,839

Total	$4,905	$ 4,921

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Asset Securitizations

The Company periodically securitizes Card Member receivables and loans arising from its card business through the transfer of those assets to securitization trusts. The trusts then issue securities to third-party investors, collateralized by the transferred assets.

Card Member receivables are transferred to the American Express Issuance Trust II (the Charge Trust II)1. Card Member loans are transferred to the American Express Credit Account Master Trust (the Lending Trust). The Charge Trust II and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying Card Member receivables and loans.

TRS, in its role as servicer of the Charge Trust II and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying Card Member receivables and loans in the trusts. In addition, TRS, excluding its consolidated subsidiaries, owns approximately $0.7 billion of subordinated securities issued by the Lending Trust as of September 30, 2013. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust II does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust II makes it the party most closely related to the Charge Trust II. Based on these considerations, TRS is the primary beneficiary of both the Charge Trust II and the Lending Trust.

The debt securities issued by the Charge Trust II and the Lending Trust are non-recourse to the Company. Securitized Card Member receivables and loans held by the Charge Trust II and the Lending Trust are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions. The long-term debt of each trust is payable only out of collections on their respective underlying securitized assets.

There was a de minimis amount and approximately $3 million of restricted cash held by the Charge Trusts as of September 30, 2013 and December 31, 2012, respectively, and approximately $162 million and $73 million of restricted cash held by the Lending Trust as of September 30, 2013 and December 31, 2012, respectively, included in other assets on the Company’s Consolidated Balance Sheets. These amounts relate to collections of Card Member receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Under the respective terms of the Charge Trust II and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the nine months ended September 30, 2013 and the year ended December 31, 2012, no such triggering events occurred.

[1]

During the third quarter of 2013, the Company transferred Card Member receivables from the American Express Issuance Trust (the Charge Trust) to the Charge Trust II, collectively referred to as the Charge Trusts. As of September 30, 2013, the Charge Trust was dissolved, and the Company will utilize the Charge Trust II for securitization of Card Member receivables.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of September 30, 2013 and December 31, 2012, customer deposits were categorized as interest-bearing or non-interest-bearing, as follows:

(Millions)	2013	2012
U.S.:
Interest-bearing	$41,947	$ 39,649
Non-interest-bearing (includes Card Member credit balances of:
2013, $160 million; 2012, nil)(a)	178	10
Non-U.S.:
Interest-bearing	125	135
Non-interest-bearing (includes Card Member credit balances of:
2013, $228 million; 2012, nil)(a)	237	9

Total customer deposits	$42,487	$ 39,803

(a)	Beginning the first quarter 2013, the Company reclassified prospectively Card Member credit balances from Card Member loans, Card Member receivables and Other liabilities to Customer deposits.

Customer deposits by deposit type as of September 30, 2013 and December 31, 2012 were as follows:

(Millions)	2013	2012
U.S. retail deposits:
Savings accounts – Direct	$23,617	$ 18,713
Certificates of deposit:
Direct	654	725
Third-party	8,884	8,851
Sweep accounts – Third-party	8,792	11,360
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	152	154
Card Member credit balances – U.S. and non-U.S.	388	—

Total customer deposits	$42,487	$ 39,803

The scheduled maturities of certificates of deposit as of September 30, 2013 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2013	$2,674	$2	$ 2,676
2014	2,659	1	2,660
2015	1,151	—	1,151
2016	1,573	—	1,573
2017	530	—	530
After 5 years	951	—	951

Total	$9,538	$3	$ 9,541

As of September 30, 2013 and December 31, 2012, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2013	2012
U.S.	$437	$ 475
Non-U.S.	2	1

Total	$439	$ 476

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Derivatives and Hedging Activities

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

The Company’s market exposures are in large part byproducts of the delivery of its products and services. Interest rate risk arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime and LIBOR.

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

Foreign exchange risk is generated by Card Member cross-currency charges, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts, which can help mitigate the Company’s exposure to specific currencies.

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

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by the Company and rated as investment grade. Counterparty risk exposures are centrally monitored by the Company. Additionally, in order to mitigate the bilateral counterparty

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A significant portion of the Company’s derivative assets and liabilities as of September 30, 2013 and December 31, 2012 is subject to such master netting agreements with its derivative counterparties. There are no instances where management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on the Company’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of September 30, 2013 and December 31, 2012, the Company does not have derivative positions that warrant credit valuation adjustments.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2013 and December 31, 2012:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$517	$824	$—	$ —
Total return contract
Fair value hedge	—	—	6	19
Foreign exchange contracts
Net investment hedges	49	43	164	150

Total derivatives designated as hedging instruments	$566	$867	$170	$ 169

Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$ —
Foreign exchange contracts, including certain embedded derivatives(a)	96	75	105	158
Equity-linked embedded derivative(b)	—	—	—	2

Total derivatives not designated as hedging instruments	96	75	105	160

Total derivatives, gross	$662	$942	$275	$ 329

Cash collateral netting(c)	(380)	(326)	(14)	(21)

Derivative asset and derivative liability netting(d)	(27)	(23)	(27)	(23)

Total derivatives, net(e)	$255	$593	$234	$ 285

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.

(c)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company received noncash collateral in the form of security interest in U.S. Treasury securities with a fair value of nil and $335 million as of September 30, 2013 and December 31, 2012, respectively, none of which was sold or repledged. Such noncash collateral effectively further reduces the Company’s risk exposure to $255 million and $258 million as of September 30, 2013 and December 31, 2012, respectively, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $33 million and nil as of September 30, 2013 and December 31, 2012, respectively, as initial margin on its centrally cleared interest rate swaps not netted against the derivative balances.

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

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2013 and December 31, 2012, the Company hedged $14.7 billion and $18.4 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

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

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a TRC to transfer this exposure to its derivative counterparty. As of September 30, 2013 and December 31, 2012, the fair value of the equity investment in ICBC was $167 million (239.5 million shares) and $295 million (415.9 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(11)	$(28)	Other, net expenses	$5	$(2)	$(6)	$ (30)
Total return contract	Other non-interest revenues	(21)	(19)	Other non-interest revenues	21	19	—	—

For the Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2013	2012		2013	2012	2013	2012
Interest rate contracts	Other, net expenses	$(305)	$(64)	Other, net expenses	$295	$25	$(10)	$ (39)
Total return contract	Other non-interest revenues	(10)	2	Other non-interest revenues	10	(2)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $76 million and $127 million for the three months ended September 30, 2013 and 2012, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges. For the nine months ended September 30, 2013 and 2012, the impact on interest expense was a net reduction in interest expense on long-term debt of $280 million and $377 million, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk. Such exposures may relate to either an existing recognized asset or liability or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These derivative instruments economically convert floating-rate debt obligations to fixed-rate obligations for the duration of the instrument. As of September 30, 2013 and December 31, 2012, the Company did not hedge any of its floating-rate debt using interest rate swaps.

For derivatives designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income in the same line item in which the hedged instrument or transaction is recognized, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately. No ineffectiveness or other amounts were reclassified from AOCI into income for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012. For the nine months ended September 30, 2012, an amount of $(1) million loss was reclassified from AOCI into income.

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company does not expect to reclassify any amount of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $(123) million and $(320) million for the three months ended September 30, 2013 and 2012, respectively, and was $160 million and $(294) million for the nine months ended September 30, 2013 and 2012, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness or other amounts were reclassified from AOCI into income for the three and nine months ended September 30, 2013 and 2012.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2013	2012
Interest rate contracts	Other, net expenses	$1	$ (1)
Foreign exchange contracts(a)	Other, net expenses	25	(13)
Equity-linked contract	Other non-interest revenues	—	—

Total		$26	$ (14)

For the Nine Months Ended September 30: (Millions)

	Pretax gains (losses)

		Amount

Description	Income Statement Line Item	2013	2012
Interest rate contracts	Other, net expenses	$1	$ (2)
Foreign exchange contracts(a)	Other, net expenses	106	31
Equity-linked contract	Other non-interest revenues	2	2

Total		$109	$ 31

(a)	Foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other expenses.

9.	Guarantees

The Company provides Card Member protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business which are within the scope of GAAP governing the accounting for guarantees.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information related to such guarantees as of September 30, 2013 and December 31, 2012:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2013	2012	2013	2012
Card and travel operations(c)	$44	$44	$87	$ 93
Other(d)	1	1	74	93

Total	$45	$45	$161	$ 186

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

(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Primarily includes Merchant Protection and Return Protection.

(d)	Primarily includes guarantees related to the Company’s business dispositions and real estate.

10.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months Ended September 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2013	$153	$—	$(1,027)	$(434)	$ (1,308)

Net unrealized (losses)	(25)				(25)
Reclassification for realized (gains) into earnings	(23)				(23)
Net translation of investments in foreign operations			134		134
Net losses related to hedges of investment in foreign operations			(123)		(123)
Pension and other postretirement benefit losses				6	6

Net change in accumulated other comprehensive (loss) income	(48)	—	11	6	(31)

Balances as of September 30, 2013	$105	$—	$(1,016)	$(428)	$ (1,339)

For the Nine Months Ended September 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$—	$(754)	$(488)	$ (927)

Net unrealized (losses)	(141)				(141)
Reclassification for realized (gains) into earnings	(69)				(69)
Net translation of investments in foreign operations			(422)		(422)
Net losses related to hedges of investment in foreign operations			160		160
Pension and other postretirement benefit losses				60	60

Net change in accumulated other comprehensive (loss) income	(210)	—	(262)	60	(412)

Balances as of September 30, 2013	$105	$—	$(1,016)	$(428)	$ (1,339)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended September 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2012	$319	$—	$(809)	$(461)	$ (951)

Net unrealized gains	43				43
Reclassification for realized (gains) into earnings	(22)				(22)
Net translation of investments in foreign operations			401		401
Net losses related to hedges of investment in foreign operations			(320)		(320)
Pension and other postretirement benefit losses				14	14

Net change in accumulated other comprehensive income	21	—	81	14	116

Balances as of September 30, 2012	$340	$—	$(728)	$(447)	$ (835)

For the Nine Months Ended September 30, 2012 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2011	$288	$(1)	$(682)	$(481)	$ (876)

Net unrealized gains	108				108
Reclassification for realized (gains) losses into earnings	(56)	1			(55)
Net translation of investments in foreign operations			248		248
Net losses related to hedges of investment in foreign operations			(294)		(294)
Pension and other postretirement benefit losses				34	34

Net change in accumulated other comprehensive (loss) income	52	1	(46)	34	41

Balances as of September 30, 2012	$340	$—	$(728)	$(447)	$ (835)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three and nine months ended September 30, 2013:

For the Three Months Ended September 30, 2013 (Millions)

Description	Income Statement Line Item	Amount
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$ (36)
Related income tax expense	Income tax provision	13

Total		$ (23)

For the Nine Months Ended September 30, 2013 (Millions)

Description	Income Statement Line Item	Amount
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$ (109)
Related income tax expense	Income tax provision	40

Total		$ (69)

11.	Income Taxes

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $736 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $736 million of unrecognized tax benefits, approximately $532 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. In addition, approximately $59 million relates to amounts that if recognized would not impact the effective tax rate as they relate to temporary differences. With respect to the remaining $145 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rate was 31.8 percent and 31.4 percent for the three and nine months ended September 30, 2013, respectively, and 33.2 percent and 30.4 percent for the three and nine months ended September 30, 2012, respectively. The tax rate for the three and nine months ended September 30, 2013 reflects the benefit of the reversal of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. business travel operations, as well as the resolution of certain prior years’ tax items. Based on management’s intent to reorganize its business travel operations through the creation of a joint venture, it is more likely than not that future taxable income will be sufficient to support the realization of the benefit of the associated non-U.S. deferred tax assets. The tax rate for the nine months ended September 30, 2012 reflects the realization of certain foreign tax credits.

The tax rates for all periods reflect the level of pretax income in relation to a generally consistent level of recurring permanent tax benefits and geographic mix of business.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Basic and diluted:
Net income	$1,366	$1,250	$4,051	$ 3,845
Earnings allocated to participating share awards(a)	(12)	(14)	(36)	(42)

Net income attributable to common shareholders	$1,354	$1,236	$4,015	$ 3,803

Denominator:(a)
Basic: Weighted-average common stock	1,074	1,126	1,087	1,143
Add: Weighted-average stock options(b)	7	6	7	6

Diluted	1,081	1,132	1,094	1,149

Basic EPS:	$1.26	$1.10	$3.69	$ 3.33
Diluted EPS:	$1.25	$1.09	$3.67	$ 3.31

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

(b)

For the three and nine months ended September 30, 2013, the dilutive effect of unexercised stock options excludes 0.1 million and 0.2 million of options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive. For both the three and nine months ended September 30, 2012, the dilutive effect of unexercised stock options excludes 8 million options from the computation of EPS because inclusion of the options would have been anti-dilutive.

For the three and nine months ended September 30, 2013 and 2012, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

13. Details of Certain Consolidated Statements of Income Lines

The following is a detail of other commissions and fees:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Foreign currency conversion revenue	$223	$220	$655	$ 643
Delinquency fees	172	156	503	476
Service fees	97	81	273	263
Other(a)	118	124	357	357

Total other commissions and fees	$610	$581	$1,788	$ 1,739

(a)	Other commissions and fees include fee revenue from the Loyalty Partner business and fees related to Membership Rewards programs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Global Network Services partner revenues	$171	$156	$466	$ 474
Net gain on investment securities	37	35	102	84
Other(a)	393	386	1,137	1,223

Total other revenues	$601	$577	$1,705	$ 1,781

(a)

Other revenues include revenues arising from contracts with GNS partners including royalties and signing fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, publishing revenues and other miscellaneous revenue and fees, offset by certain internal and regulatory review-related Card Member reimbursements.

The following is a detail of marketing, promotion, rewards and Card Member services:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Marketing and promotion	$827	$764	$2,234	$ 2,168
Card Member rewards	1,619	1,496	4,740	4,425
Card Member services	197	201	579	575

Total marketing, promotion, rewards and Card Member services	$2,643	$2,461	$7,553	$ 7,168

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Card Member rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Card Member services expense includes protection plans and complimentary services provided to Card Members.

The following is a detail of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Professional services	$793	$690	$2,272	$ 2,092
Occupancy and equipment	462	453	1,394	1,337
Communications	94	93	282	284
Other(a)	269	300	734	972

Total other, net	$1,618	$1,536	$4,682	$ 4,685

(a)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments and certain Loyalty Partner expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of September 30, 2013, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the United States. The Company discloses its material legal proceedings and governmental examinations under Item 1. “Legal Proceedings” in Part II. “Other Information”, and under “Legal Proceedings” in the 2012 Form 10-K (collectively, Legal Proceedings).

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

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss.

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $510 million in excess of any accrued liability related to these matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

The following table presents certain selected financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2013	2012	2013	2012
Non-interest revenues:
USCS	$3,050	$2,887	$8,991	$ 8,566
ICS	1,161	1,126	3,415	3,351
GCS	1,277	1,218	3,787	3,718
GNMS	1,309	1,238	3,856	3,683
Corporate & Other, including adjustments and eliminations(a)	221	212	650	661

Total	$7,018	$6,681	$20,699	$ 19,979

Interest income:
USCS	$1,408	$1,362	$4,148	$ 3,978
ICS	281	289	830	858
GCS	3	3	9	8
GNMS	8	7	23	16
Corporate & Other, including adjustments and eliminations(a)	67	78	213	257

Total	$1,767	$1,739	$5,223	$ 5,117

Interest expense:
USCS	$172	$194	$532	$ 568
ICS	86	102	273	300
GCS	59	65	181	192
GNMS	(62)	(65)	(187)	(182)
Corporate & Other, including adjustments and eliminations(a)	229	262	696	804

Total	$484	$558	$1,495	$ 1,682

Total revenues net of interest expense:
USCS	$4,286	$4,055	$12,607	$ 11,976
ICS	1,356	1,313	3,972	3,909
GCS	1,221	1,156	3,615	3,534
GNMS	1,379	1,310	4,066	3,881
Corporate & Other, including adjustments and eliminations(a)	59	28	167	114

Total	$8,301	$7,862	$24,427	$ 23,414

Net income:
USCS	$782	$699	$2,329	$ 2,169
ICS	142	164	528	539
GCS	261	183	678	579
GNMS	391	360	1,176	1,089
Corporate & Other, including adjustments and eliminations(a)	(210)	(156)	(660)	(531)

Total	$1,366	$1,250	$4,051	$ 3,845

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company competes in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment mechanisms, systems and products. As the payments industry continues to evolve, the Company is facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, that leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. The Company is transforming its existing businesses and creating new products and services for the digital marketplace as the Company seeks to increase its share of online spend, enhance customers’ digital experiences and develop platforms for online and mobile commerce. Emerging technologies also provide an opportunity to deliver financial products and services that help new customer segments move and manage their money, which we are pursuing through our Enterprise Growth Group.

The Company’s products and services generate the following types of revenue for the Company:

•

Discount revenue, which is the Company’s largest revenue source, represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on the Company’s network;

•	Net card fees, which represent revenue earned for annual card membership fees;

•	Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments;

•	Other revenue, which represents insurance premiums earned from Card Member travel and other insurance programs, revenues arising from contracts with partners of our Global Network Services

(GNS) business (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees; and

•	Interest on loans, which principally represents interest income earned on outstanding balances.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and reward programs that add new Card Members and promote Card Member loyalty and spending, and provisions for Card Member credit and fraud losses.

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

Current Economic Environment/Outlook

The Company’s results for the third quarter of 2013 reflect continued healthy spending growth, excellent credit quality and a strong capital position. During the quarter, Card Member spending volumes grew both in the United States and internationally, and across all of the Company’s businesses. The Company also saw its average loans continue to grow modestly year over year, which, along with a higher net yield and a lower cost of funds, led to a 9 percent increase in net interest income. At the same time, lending loss rates remain at historically low levels. While the Company expects lending loss rates will eventually increase from such levels, the Company has not yet seen overall credit deterioration, as total delinquency rates remained consistent with the prior quarter.

The Company continues to invest in growth opportunities in the United States and internationally, with total expenses increasing 5 percent over the prior year. For the third quarter of 2013, marketing and promotion expense grew by 8 percent as compared to the prior year. Operating expenses increased 4 percent as compared to the year ago period, reflecting investments in technology made during the current quarter, as well as costs associated with the planned business travel joint venture discussed below and the announced sale of American Express Publishing. The Company’s aim is to have operating expenses grow at an annual rate of less than 3 percent in 2013 and 2014, with the 2012 operating expenses, excluding the restructuring charge taken in the fourth quarter of 2012, as the base. For the nine months ended September 30, 2013, operating expenses are flat as compared to the same period in the prior year.

As discussed below within Certain Legislative, Regulatory and Other Developments, the regulatory environment continues to evolve and has heightened the focus that all financial companies, including the Company, must have on their controls and processes. The review of products and practices will be a continuing focus of the Company, as well as by regulators. In addition, regulation of the payments industry has increased significantly in recent years and governments in several countries have established or are proposing to establish network regulatory regimes.

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

On September 25, 2013, the Company announced plans to create a new joint venture for its Global Business Travel (GBT) operations. It is expected that GBT’s operations, business relationships and other assets would be held and operated by the joint venture entity. As presently contemplated, the Company would maintain a 50 percent ownership stake in the joint venture, while an investor group would own the remaining 50 percent interest. The transaction remains subject to the execution of definitive agreements and receipt of regulatory and other approvals and would be expected to close in the second quarter of 2014.

American Express Company

Selected Statistical Information

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2013	2012	Change	2013	2012	Change
Card billed business: (billions)
United States	$158.2	$146.9	8%	$467.9	$435.2	8%
Outside the United States	78.0	73.2	7%	230.5	217.7	6%

Total	$236.2	$220.1	7%	$698.4	$652.9	7%

Total cards-in-force: (millions)
United States	52.8	51.8	2%	52.8	51.8	2%
Outside the United States	52.6	49.6	6%	52.6	49.6	6%

Total	105.4	101.4	4%	105.4	101.4	4%

Basic cards-in-force: (millions)
United States	40.9	40.2	2%	40.9	40.2	2%
Outside the United States	42.6	39.8	7%	42.6	39.8	7%

Total	83.5	80.0	4%	83.5	80.0	4%

Average discount rate	2.52%	2.53%		2.52%	2.53%
Average basic Card Member spending (dollars)(a)	$4,037	$3,885	4%	$12,040	$11,606	4%
Average fee per card (dollars)(a)	$40	$39	3%	$40	$39	3%
Average fee per card adjusted (dollars)(a)	$44	$44	—%	$44	$43	2%

(a)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $67 million and $65 million for the three months ended September 30, 2013 and 2012, respectively, and $198 million and $194 million for the nine months ended September 30, 2013 and 2012, respectively. The Company presents adjusted average fee per card because the Company believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Worldwide Card Member receivables:
Total receivables (billions)	$43.5	$42.3	3%	$43.5	$42.3	3%
Loss reserves:
Beginning balance	$386	$392	(2)%	$428	$438	(2)%
Provisions(a)	158	151	5%	472	434	9%
Other additions(b)	36	39	(8)%	118	97	22%
Net write-offs(c)	(149)	(141)	6%	(507)	(487)	4%
Other deductions(d)	(35)	(32)	9%	(115)	(73)	58%

Ending balance	$396	$409	(3)%	$396	$409	(3)%

% of receivables	0.9%	1.0%		0.9%	1.0%
Net write-off rate — principal only — USCS(e)	1.4%	1.6%		1.8%	2.0%
Net write-off rate — principal and fees — USCS(e)	1.6%	1.7%		1.9%	2.1%
30 days past due as a % of total — USCS	1.7%	1.8%		1.7%	1.8%
Net loss ratio as a % of charge volume —ICS/GCS	0.11%	0.10%		0.12%	0.10%
90 days past billing as a % of total — ICS/GCS	0.9%	0.7%		0.9%	0.7%

Worldwide Card Member loans:
Total loans (billions)	$63.0	$61.8	2%	$63.0	$61.8	2%
Loss reserves:
Beginning balance	$1,342	$1,547	(13)%	$1,471	$1,874	(22)%
Provisions(a)	247	231	7%	824	669	23%
Other additions(b)	35	33	6%	97	84	15%
Net write-offs — principal only(c)	(275)	(292)	(6)%	(888)	(970)	(8)%
Net write-offs — interest and fees(c)	(36)	(36)	— %	(113)	(121)	(7)%
Other deductions(d)	(32)	(24)	33%	(110)	(77)	43%

Ending balance	$1,281	$1,459	(12)%	$1,281	$1,459	(12)%

Ending reserves — principal only	$1,234	$1,411	(13)%	$1,234	$1,411	(13)%
Ending reserves — interest and fees	$47	$48	(2)%	$47	$48	(2)%
% of loans	2.0%	2.4%		2.0%	2.4%
% of past due	179%	182%		179%	182%
Average loans (billions)	$63.0	$61.4	3%	$62.8	$61.0	3%
Net write-off rate — principal only(e)	1.7%	1.9%		1.9%	2.1%
Net write-off rate — principal, interest and fees(e)	2.0%	2.1%		2.1%	2.4%
30 days past due as a % of total	1.1%	1.3%		1.1%	1.3%
Net interest income divided by average loans(f)	8.1%	7.7%		7.9%	7.5%
Net interest yield on Card Member loans(f)	9.4%	9.3%		9.3%	9.2%

American Express Company

Selected Statistical Information

(continued)

(a)

Provisions for principal (resulting from authorized transactions), interest and fee reserve components on Card Member loans and principal (resulting from authorized transactions) and fee reserve component from Card Member receivables.

(b)	Provisions for unauthorized transactions.

(c)	Consists of principal (resulting from authorized transactions) interest and/or fees, less recoveries.

(d)

For Card Member receivables, includes net write-offs resulting from unauthorized transactions of $(37) million for both the three months ended September 30, 2013 and 2012; foreign currency translation adjustments of $3 million and $6 million for the three months ended September 30, 2013 and 2012, respectively; and other adjustments of $(1) million for both the three months ended September 30, 2013 and 2012. For Card Member loans, includes net write-offs for unauthorized transactions of $(34) million and $(31) million for the three months ended September 30, 2013 and 2012, respectively; foreign currency translation adjustments of $3 million and $10 million for the three months ended September 30, 2013 and 2012, respectively; and other adjustments of $(1) million and $(3) million for the three months ended September 30, 2013 and 2012, respectively. Refer to Note 4 to the Consolidated Financial Statements for the components of other deductions for the nine months ended September 30, 2013 and 2012.

(e)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(f)

Refer to the following table for the calculation of net interest yield on Card Member loans, a non-GAAP measure, net interest income divided by average loans, a GAAP measure, and the Company’s rationale for presenting net interest yield on Card Member loans.

Calculation of Net Interest Yield on Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2013	2012	2013	2012
Net interest income	$1,283	$1,181	$3,728	$ 3,435
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	296	338	902	1,043
Interest income not attributable to the Company’s Card Member loan portfolio	(87)	(97)	(270)	(310)

Adjusted net interest income(a)	$1,492	$1,422	$4,360	$ 4,168

Average loans (billions)	$63.0	$61.4	$62.8	$ 61.0
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.2)	(0.3)	(0.2)

Adjusted average loans (billions)(a)	$62.8	$61.2	$62.5	$ 60.8

Net interest income divided by average loans	8.1%	7.7%	7.9%	7.5%
Net interest yield on Card Member loans(a)	9.4%	9.3%	9.3%	9.2%

(a)

Net interest yield on Card Member loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of the Company’s Card Member loan portfolio.

Consolidated Results of Operations for the Three Months Ended September 30, 2013 and 2012

The Company’s consolidated net income for the three months ended September 30, 2013 increased $116 million or 9 percent and diluted EPS increased $0.16 or 15 percent, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense increased 6 percent, total expenses increased 5 percent and total provisions for losses increased 3 percent for the three months ended September 30, 2013, as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the three months ended September 30, 2013 increased $439 million or 6 percent, as compared to the same period in the prior year, reflecting increases of 6 percent in both U.S. Card Services (USCS) and Global Commercial Services (GCS), 5 percent in Global Network and Merchant Services (GNMS), and 3 percent in International Card Services (ICS). The increase in total revenues net of interest expense primarily reflects higher discount revenue, increased interest and fees on loans, and lower interest expense.

Discount revenue for the three months ended September 30, 2013 increased $234 million or 5 percent, as compared to the same period in the prior year, as a result of 7 percent growth in billed business volumes, partially offset by a decrease in the average discount rate and faster growth in GNS billings than overall Company billings. The average discount rate was 2.52 percent and 2.53 percent for the three months ended September 30, 2013 and 2012, respectively. As indicated in prior quarters, over time, changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, and other factors will likely result in some erosion of the average discount rate.

U.S. billed business and billed business outside the United States increased 8 percent and 7 percent, respectively, for the three months ended September 30, 2013, as compared to the same period in the prior year. The increase in billed business in the United States and outside the United States reflects an increase in average spending per proprietary basic card and an increase in basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the three months ended September 30, 2013 compared to the same period in the prior year.

	2013

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	7%	9%
Proprietary billed business	6	7
GNS billed business(c)	12	16
Airline-related volume (9% of worldwide billed business)	4	5
United States(b)
Billed business	8
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	10
Proprietary corporate services billed business(e)	8
T&E-related volume (26% of U.S. billed business)	6
Non-T&E-related volume (74% of U.S. billed business)	8
Airline-related volume (8% of U.S. billed business)	5
Outside the United States(b)
Billed business	7	11
Japan, Asia Pacific & Australia (JAPA) billed business	4	14
Latin America & Canada (LACC) billed business	7	12
Europe, Middle East & Africa (EMEA) billed business	10	8
Proprietary consumer and small business billed business(f)	2	7
JAPA billed business	(6)	7
LACC billed business	4	7
EMEA billed business	9	6
Proprietary corporate services billed business(e)	4	7

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three or nine months ended September 30, 2013 apply to the period(s) against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Net card fees increased $25 million or 4 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily reflecting growth in proprietary cards-in-force. Excluding the impact of changes in foreign exchange rates, net card fees increased 7 percent for the three months ended September 30, 2013 as compared to the same period in the prior year.2

Travel commissions and fees increased $25 million or 5 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, due to the timing of the re-signing of certain

[2]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended September 30, 2013 apply to the period(s) against which such results are being compared). The Company believes the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare the Company’s performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

supplier contracts and a 1 percent increase in worldwide travel sales. Business travel sales increased 3 percent while U.S. consumer travel sales declined 9 percent.

Other commissions and fees increased $29 million or 5 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily driven by slightly higher late fees and an increase in revenue from the Company’s Loyalty Partner business.

Other revenues increased $24 million or 4 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, driven in part by higher GNS revenues and a $36 million gain on the sale of investment securities in the third quarter of 2013 versus a $30 million gain in the third quarter of 2012.

Interest income increased $28 million or 2 percent for the three months ended September 30, 2013, as compared to the same period in the prior year. Interest on loans increased $40 million or 2 percent, driven by a 3 percent increase in average Card Member loans. Interest and dividends on investment securities decreased $12 million or 20 percent, primarily reflecting decreased levels of investment securities.

Interest expense decreased $74 million or 13 percent for the three months ended September 30, 2013, as compared to the same period in the prior year. Interest on deposits decreased $7 million or 6 percent, primarily due to a lower effective cost of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $67 million or 15 percent, reflecting lower effective cost of funds and average long-term debt balances.

Provisions for Losses

Provisions for losses for the three months ended September 30, 2013 increased $13 million or 3 percent, as compared to the same period in the prior year. Charge card provisions for losses increased $4 million or 2 percent, due to higher receivable balances in the third quarter of 2013 across all portfolios. Card Member loan provisions for losses increased $18 million or 7 percent, primarily reflecting increased volumes and lower reserve releases of $27 million, partially offset by the benefit of lower net write-offs during the third quarter of 2013 due to improved credit performance. Other provisions for losses decreased $9 million or 36 percent for the three months ended September 30, 2013.

Expenses

Consolidated expenses for the three months ended September 30, 2013 increased $292 million or 5 percent, as compared to the same period in the prior year. The increase primarily reflects higher Card Member rewards expense due to higher spend volumes on co-brand and Membership Rewards products, professional services and marketing and promotion expenses.

Marketing and promotion expense increased $63 million or 8 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, including higher spending on Card Member acquisition marketing and brand advertising.

Card Member rewards expense increased $123 million or 8 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, due to an increase in co-brand rewards expense of $97 million and an increase in Membership Rewards expense of $26 million. These increases reflect higher co-brand and Membership Rewards-related spending volumes in 2013 and changes in the Membership Rewards ultimate redemption rate (URR) and weighted average cost per point (WAC) assumption. For the three months ended September 30, 2013, Membership Rewards expense included an increase of approximately $47 million from an increase in the URR and WAC assumption. For the three months ended September 30, 2012, Membership Rewards expense included an increase of approximately $38 million from an increase in the URR assumption, net of a decrease in the WAC assumption.

The Company’s URR for program participants was 94 percent (rounded down) and 93 percent (rounded down) for the three months ended September 30, 2013 and 2012, respectively. The increases in the URR are a result of Card Members’ increased engagement with the Company’s Membership Rewards program and enhancements made to the U.S. URR estimation process implemented in the fourth quarter of 2012.

Card Member services expense decreased $5 million or 2 percent for the three months ended September 30, 2013, as compared to the same period in the prior year.

Salaries and employee benefits expense increased $28 million or 2 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, remaining well controlled and reflecting some of the benefits of the restructuring plan announced in January 2013.

Other, net for the three months ended September 30, 2013 increased $82 million or 5 percent, as compared to the same period in the prior year, primarily due to higher professional service expenses driven by higher technology development-related expenses, and costs associated with the planned business travel joint venture and the sale of American Express Publishing. The increase was partially offset by lower expenses related to hedging the Company’s fixed-rate debt exposures versus the prior year.

Income Taxes

The effective tax rate was 31.8 percent for the three months ended September 30, 2013, as compared to 33.2 percent for the same period in the prior year. The tax rate for the three months ended September 30, 2013, primarily reflects the benefit of the reversal of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. business travel operations.

Consolidated Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The Company’s consolidated net income for the nine months ended September 30, 2013 increased $206 million or 5 percent and diluted EPS increased $0.36 or 11 percent, as compared to the same period in the prior year.

The Company’s total revenues net of interest expense, total provisions for losses and total expenses increased by approximately 4 percent, 17 percent and 2 percent, respectively, for the nine months ended September 30, 2013, as compared to the same period in the prior year.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense for the nine months ended September 30, 2013 increased $1.0 billion or 4 percent, as compared to the same period in the prior year, reflecting increases of 5 percent in both USCS and GNMS and 2 percent in both GCS and ICS. The increase in total revenues net of interest expense primarily reflects higher discount revenue, interest and fees on loans, and net card fees, as well as lower interest expense.

Discount revenue increased $662 million or 5 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, as a result of a 7 percent increase in worldwide billed business, partially offset by faster growth in GNS billings than overall Company billings, higher contra-revenue items, including cash rebate awards, and a slight decline in the average discount rate. The average discount rate was 2.52 percent and 2.53 percent for the nine months ended September 30, 2013 and 2012, respectively.

U.S. billed business and billed business outside the United States increased 8 percent and 6 percent, respectively, for the nine months ended September 30, 2013, as compared to the same period in the prior year, reflecting increases in average spending per proprietary basic card and basic cards-in-force.

The table below summarizes selected statistics for billed business and average spend during the nine months ended September 30, 2013 compared to the same period in the prior year:

	2013

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	7%	8%
Proprietary billed business	6	7
GNS billed business(c)	12	15
Airline-related volume (10% of worldwide billed business)	2	3
United States(b)
Billed business	8
Proprietary consumer card billed business(d)	7
Proprietary small business billed business(d)	10
Proprietary corporate services billed business(e)	7
T&E-related volume (27% of U.S. billed business)	5
Non-T&E-related volume (73% of U.S. billed business)	8
Airline-related volume (9% of U.S. billed business)	3
Outside the United States(b)
Billed business	6	9
JAPA billed business	6	12
LACC billed business	7	10
EMEA billed business	6	6
Proprietary consumer and small business billed business(f)	2	6
JAPA billed business	(4)	5
LACC billed business	5	7
EMEA billed business	6	5
Proprietary corporate services billed business(e)	1	3

(a)	Refer to the Consolidated Selected Statistical Information footnote (a) on page 44 relating to changes in foreign exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Net card fees increased $100 million or 5 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, reflecting higher average fees per card and an increase in proprietary cards-in-force. Excluding the impact of changes in foreign exchange rates, net card fees increased 8 percent for the nine months ended September 30, 2013 as compared to the same period in the prior year.3

Travel commissions and fees decreased $15 million or 1 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, reflecting a 1 percent decline in worldwide travel sales as well as lower revenue from travel suppliers. Both business travel sales and U.S. consumer travel sales decreased 1 percent.

Other commissions and fees increased $49 million or 3 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, driven primarily by higher revenues related to the

[3]	Refer to footnote 2 on page 44 relating to changes in foreign exchange rates.

Company’s Loyalty Partner business, as well as slightly higher late fees and foreign currency conversion revenues.

Other revenues decreased $76 million or 4 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily reflecting a benefit in the first half of 2012 due to revised estimates of the liability for uncashed Travelers Cheques in certain international markets, partially offset by a larger gain on the sale of investment securities in 2013.

Interest income increased $106 million or 2 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year. Interest on loans increased $152 million or 3 percent, primarily reflecting higher average Card Member loans. Interest and dividends on investment securities decreased $40 million or 21 percent, primarily due to lower average investment securities.

Interest expense decreased $187 million or 11 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year. Interest on deposits decreased $30 million or 8 percent, as a result of lower effective cost of funds, partially offset by an increase in average customer deposit balances. Interest on long-term debt and other decreased $157 million or 12 percent, reflecting a lower effective cost of funds and lower average long-term debt balances.

Provisions for Losses

Provisions for losses increased $230 million or 17 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year. Charge card provisions for losses increased $59 million or 11 percent due to higher net write-offs and higher fraud provision. Card Member loan provisions for losses increased $168 million or 22 percent, primarily driven by lower reserve releases of $225 million as compared to the same period in the prior year, partially offset by the benefit of lower net write-offs in 2013 due to improved credit performance. Other provisions for losses increased $3 million or 4 percent for the nine months ended September 30, 2013.

Expenses

Consolidated expenses increased $397 million or 2 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year. The increase primarily reflects higher Card Member rewards expenses.

Marketing and promotion expense increased $66 million or 3 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, reflecting increased spend on Card Member acquisition marketing and brand advertising.

Card Member rewards expense increased $315 million or 7 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, due to an increase in co-brand rewards expense of $243 million and an increase in Membership Rewards expense of $72 million. These increases reflect higher co-brand and Membership Rewards-related spending volumes in 2013 and changes in the URR and WAC assumption.

Card Member services expense increased $4 million or 1 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year.

Salaries and employee benefits expense increased $15 million or less than 1 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, remaining well controlled and reflecting some of the benefits of the restructuring plan announced in January 2013.

Other, net decreased $3 million or less than 1 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily reflecting higher Card Member reimbursements and investment impairments in the prior year, partially offset by higher professional services expenses in the current year driven by increased technology development and other investments in the business.

Income Taxes

The effective tax rate was 31.4 percent for the nine months ended September 30, 2013, as compared to 30.4 percent for the same period in the prior year. The tax rate for the nine months ended September 30, 2013 reflects the benefit of the reversal of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. business travel operations, as well as the resolution of certain prior years’ tax items. The tax rate for the nine months ended September 30, 2012 reflects the realization of certain foreign tax credits.

Consolidated Capital Resources and Liquidity

The Company’s balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance its assets and meet operating requirements; and

•

Liquidity programs that enable the Company to continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event it is unable to continue to raise new funds under its traditional funding programs during a substantial weakening in economic conditions.

Capital Strategy

The Company’s objective is to retain sufficient levels of capital generated through earnings and other sources to maintain a solid equity capital base and to provide flexibility to support future business growth. The Company believes capital allocated to growing businesses with a return on risk-adjusted equity in excess of its costs will generate shareholder value.

The level and composition of the Company’s consolidated capital position are determined through the Company’s internal capital adequacy assessment process, which reflects its business activities, as well as marketplace conditions and requirements or expectations of credit rating agencies, regulators and shareholders, among others. The Company’s consolidated capital position is also influenced by subsidiary capital requirements. The Company, as a bank holding company, is also subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and a series of international capital and liquidity standards published by Basel on December 16, 2010 further changed the current quantitative measures. In general, these changes involve, for the U.S. banking industry as a whole, a reduction in the types of instruments deemed to be capital along with an increase in the amount of capital that assets, liabilities and certain off-balance sheet items require. These changes will generally serve to reduce reported capital ratios compared to current capital guidelines. On July 2, 2013, the Federal Reserve approved a final regulatory capital rule, which provides for new U.S. regulatory capital standards, known as Basel III. The U.S. rules are generally in line with the aforementioned capital standards published by Basel in 2010. The Company has adopted Basel III in certain non-U.S. jurisdictions and is currently taking steps toward Basel III advanced approach implementation in the United States.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of September 30, 2013.

	Well- Capitalized Ratios(a)	Ratios as of September 30, 2013
Risk-Based Capital
Tier 1	6%
American Express Company		12.8%
American Express Centurion Bank		20.7%
American Express Bank, FSB		16.6%
Total	10%
American Express Company		14.7%
American Express Centurion Bank		22.0%
American Express Bank, FSB		18.8%
Tier 1 Leverage	5%
American Express Company		10.7%
American Express Centurion Bank		18.3%
American Express Bank, FSB		17.3%
Common Equity to Risk-Weighted Assets
American Express Company		15.6%
Tier 1 Common Risk-Based(b)
American Express Company		12.8%
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		12.3%

(a)	As defined by the Federal Reserve.

(b)	Refer to page 51 for a reconciliation of Tier 1 common equity and tangible common equity, both non-GAAP measures.

The following provides definitions for the Company’s regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets as of September 30, 2013 were $123.2 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of common shareholders’ equity, certain perpetual preferred stock (not applicable to the Company), and noncontrolling interests in consolidated subsidiaries, adjusted for ineligible goodwill and intangible assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Tier 1 capital as of September 30, 2013 was $15.8 billion. This ratio is commonly used by regulatory agencies to assess a financial institution’s financial strength and is the primary form of capital used to absorb losses beyond current loss accrual estimates.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which the Company received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of September 30, 2013 was $2.3 billion. The $750 million subordinated hybrid security is not expected to meet the requirements of Tier 2 capital under Basel III. See “Basel III” below.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by the Company’s average total consolidated assets for the most recent quarter. Average total consolidated assets as of September 30, 2013 were $147.1 billion.

The following provides definitions for capital ratios widely used in the marketplace, although they may be calculated differently by different companies:

Tier 1 Common Risk-Based Capital Ratio — The Tier 1 common risk-based capital ratio is calculated as Tier 1 common equity, a non-GAAP measure, divided by risk-weighted assets. Tier 1 common equity is calculated by reference to total shareholders’ equity as shown below:

(Billions)	September 30, 2013
Total shareholders’ equity	$ 19.2
Net effect of certain items in accumulated other comprehensive loss excluded from
Tier 1 common equity	0.3
Less: Ineligible goodwill and intangible assets	(3.5)
Less: Ineligible deferred tax assets	(0.2)

Total Tier 1 common equity	$ 15.8

The Company believes the Tier 1 common risk-based capital ratio is useful because it can be used to assess and compare the quality and composition of the Company’s capital with the capital of other financial services companies. Moreover, Basel III includes measures that rely on the Tier 1 common risk-based capital ratio.

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals the Company’s shareholders’ equity of $19.2 billion as of September 30, 2013, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.0 billion as of September 30, 2013. The Company believes presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

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

Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital than prior requirements, with a greater emphasis on common equity. The Company estimates that had Basel III been fully phased in during the third quarter of 2013, the reported

Tier 1 risk-based capital and Tier 1 common risk-based ratios would have been 12.5 percent, the reported Tier 1 leverage ratio would have been 10.5 percent and the supplementary leverage ratio would have been 8.9 percent.4 These ratios are calculated using the standardized approach as described in the final rules without taking into account the potential impact of Basel III advanced approach implementation. As noted above, the Company is currently taking steps toward Basel III advanced approach implementation in the United States. The Company’s $750 million subordinated hybrid security, which is presently included in Tier 2 capital, is not expected to meet the requirements of Tier 2 capital under Basel III. The Tier 1 ratios set forth in this paragraph are not impacted by the treatment of the hybrid security.

The following provides definitions for capital ratios as defined by Basel III using the standardized approach. All calculations are non-GAAP measures.

Basel III Tier 1 Common Risk-Based Capital Ratio — The Basel III Tier 1 common risk-based capital ratio is calculated as adjusted Tier 1 common equity divided by adjusted risk-weighted assets.

Basel III Tier 1 Risk-Based Capital Ratio — The Basel III Tier 1 risk-based capital ratio is calculated as adjusted Tier 1 capital divided by adjusted risk-weighted assets.

The following table presents a comparison of the Company’s Tier 1 and Tier 1 common risk-based capital under Basel I to its estimated Tier 1 and Tier 1 common risk-based capital under Basel III.

(Billions)	September 30, 2013
Risk-Based Capital under Basel I	$ 15.8
Adjustments related to:
AOCI for available for sale securities	0.1
Pension and other post-retirement benefit costs	(0.4)

Estimated Risk-Based Capital under Basel III(a)	$ 15.5

(a)

Estimated Basel III Tier 1 capital and Tier 1 common equity reflects the Company’s current interpretation of Basel III. The estimated Basel III Tier 1 capital and Tier 1 common equity could change if the Company’s business changes; and the estimated impact for the third quarter of 2013 is not necessarily indicative of the impact in future periods.

Basel III Risk-Weighted Assets — The Basel III risk-weighted assets reflect the Company’s Basel I risk-weighted assets, adjusted for the impact of the incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. Basel III risk-weighted assets as of September 30, 2013 were estimated to be $124.2 billion.

Basel III Tier 1 Leverage Ratio — The Basel III Tier 1 leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s average total consolidated assets.

Basel III Supplementary Leverage Ratio — The Basel III supplementary leverage ratio is calculated by dividing Basel III Tier 1 capital by the Company’s total assets for leverage capital purposes under Basel III. Total assets for leverage capital purposes includes adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for leverage capital purposes as of September 30, 2013 were $174.6 billion.

[4]	The capital ratios are non-GAAP measures. The Company believes the presentation of the capital ratios is helpful to investors by showing the impact of Basel III.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months and nine months ended September 30, 2013, the Company returned $1.2 billion and $3.9 billion, respectively, to its shareholders in the form of dividends ($0.2 billion and $0.7 billion, respectively) and share repurchases ($1.0 billion and $3.2 billion, respectively). The Company repurchased 13 million common shares at an average price of $74.73 in the third quarter of 2013. These dividend and share repurchase amounts represent approximately 86 percent and 85 percent of total capital generated during the three and nine month periods, respectively. The Company is executing its share repurchase program, subject to market conditions and pursuant to its capital plan, which includes up to $0.8 billion in share repurchases for the remainder of 2013.

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

The Company’s proprietary card businesses are the primary asset-generating businesses, with significant assets in both domestic and international Card Member receivable and lending activities. The Company’s financing needs are in large part a consequence of its proprietary card-issuing businesses and the maintenance of a liquidity position to support all of its business activities, such as merchant payments. The Company generally pays merchants for card transactions prior to reimbursement by Card Members and therefore funds the merchant payments during the period Card Member loans and receivables are outstanding. The Company also has additional financing needs associated with general corporate purposes, including acquisition activities.

The Company seeks to raise funds to meet all of its financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations on a consolidated basis for a 12-month period. Management does not currently expect to make any significant changes to the Company’s funding programs or liquidity strategy in order to satisfy Basel III’s liquidity coverage ratio standard based upon its current understanding of the proposed requirements.

During the third quarter of 2013, the Company issued (i) $1.1 billion of asset-backed securities from American Express Credit Account Master Trust (the Lending Trust) with a maturity of five years, which included $1.0 billion of Class A certificates at 1-month LIBOR plus 42 basis points and $53.6 million of Class B certificates at 1-month LIBOR plus 70 basis points, (ii) $3.0 billion of multi-tranche senior unsecured notes from American Express Credit Corporation consisting of $1.2 billion of three year floating rate notes at a rate of 3-month LIBOR plus 51 basis points, $1.0 billion of three year fixed-rate notes with a coupon of 1.3 percent and $800 million of five year fixed-rate notes with a coupon of 2.125 percent, and (iii) $731 million of asset-backed securities from American Express Issuance Trust II (the Charge Trust II) with a maturity of five years, consisting of $700 million of Class A notes at 1-month LIBOR plus 43 basis points and $31 million of Class B notes at 1-month LIBOR plus 70 basis points.

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

The Company held the following deposits as of:

(Billions)	September 30, 2013	December 31, 2012
U.S. retail deposits:
Savings accounts — Direct	$23.6	$ 18.7
Certificates of deposit:(a)
Direct	0.7	0.7
Third-party	8.9	8.9
Sweep accounts — Third-party	8.8	11.4
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.1
Card Member credit balances - U.S. and non-U.S.(b)	0.4	—

Total customer deposits	$42.5	$ 39.8

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 20.1 months and 2.0 percent, respectively, as of September 30, 2013.

(b)	Beginning the first quarter 2013, the Company reclassified prospectively Card Member credit balances from Card Member loans, Card Member receivables and Other liabilities to Customer deposits.

Asset Securitization Programs

The Company periodically securitizes Card Member receivables and loans arising from its card business, as the securitization market provides the Company with cost-effective funding. Securitization of Card Member receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues to third-party investors certificates or notes (securities) collateralized by the transferred assets. The proceeds from issuance are distributed to the Company, through its wholly owned subsidiaries, as consideration for the transferred assets.

The receivables and loans being securitized are reported as assets on the Company’s Consolidated Balance Sheets and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. During the nine months ended September 30, 2013, no such triggering events occurred.

During the third quarter 2013, the Company transferred Card Member receivables from the American Express Issuance Trust (Charge Trust) to the Charge Trust II. As of September 30, 2013, the Charge Trust was dissolved. The Company will continue to utilize the Charge Trust II for securitization of Card Member receivables.

Liquidity Management

The Company’s liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, so that the Company can continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event it is unable to raise new funds under its regular funding programs during a substantial weakening in economic conditions. The Company has in place a liquidity risk policy that sets out the Company’s approach to managing liquidity risk on an enterprise-wide basis.

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

•

Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including contingent liquidity exposures such as unused Card Member lines of credit and collateral requirements for derivative transactions.

The Company’s current liquidity target is to have adequate liquidity in the form of excess cash and readily marketable securities that are easily convertible into cash to satisfy all maturing long-term funding obligations for a 12-month period. In addition to its cash and readily marketable securities, the Company maintains a variety of contingent liquidity resources, such as access to undrawn amounts under its secured financing facilities and committed bank credit facilities as well as the Federal Reserve discount window.

As of September 30, 2013, the Company had $16.4 billion in excess cash available to fund long-term maturities, which includes $22.3 billion classified as cash and cash equivalents and $0.1 billion restricted cash to fund asset-backed securitization maturities, less $6.0 billion of cash available to fund day-to-day operations. The $16.4 billion represents cash residing in the United States.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
December 31, 2013	$—	$1.2	$2.6	$ 3.8
March 31, 2014	—	0.5	0.7	1.2
June 30, 2014	2.2	1.0	0.5	3.7
September 30, 2014	1.5	2.5	0.4	4.4

Total	$3.7	$5.2	$4.2	$ 13.1

The Company’s financing needs for the next 12 months are expected to arise from these debt and deposit maturities as well as changes in business needs, including changes in outstanding Card Member loans and receivables and acquisition activities.

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

Securitized Borrowing Capacity

As of September 30, 2013, the Company maintained its committed, revolving, secured financing facility, with a maturity date of September 15, 2015, that gives the Company the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. On July 18, 2013, the Company terminated its existing $3.0 billion Charge Trust committed, revolving, secured financing facility with a maturity date of July 15, 2014 and entered into a new three-year committed, revolving, secured financing facility with a maturity date of July 15, 2016 that gives the Company the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust II. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance the Company’s contingent funding resources.

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

The Company had approximately $45.3 billion as of September 30, 2013 in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured financing facilities described above, the Company maintained committed syndicated bank credit facilities as of September 30, 2013, of $7.2 billion, which expire as follows:

(Billions)
2015(a)	$ 4.9
2016	2.3

Total	$ 7.2

(a)	On July 19, 2013, the Company extended its current three-year Australian dollar credit facility scheduled to mature on August 3, 2014 by one year to mature on August 3, 2015.

Certain Other Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had approximately $265 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

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

For the nine months ended September 30, 2013, net cash provided by operating activities of $8.2 billion decreased $2.4 billion compared to $10.6 billion for the nine months ended September 30, 2012, primarily due to smaller changes in accounts payable and other liabilities and a decrease in deferred taxes and other, partially offset by higher net income and an increase in provisions for losses.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding Card Member loans and receivables and the Company’s available for sale investment portfolio.

For the nine months ended September 30, 2013, net cash used in investing activities of $1.5 billion decreased $1.5 billion compared to net cash used in investing activities of $3.0 billion for the nine months ended September 30, 2012, primarily due to a smaller net increase related to Card Member loans and receivables and restricted cash, partially offset by higher purchases of investments.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing its common shares, and paying dividends.

For the nine months ended September 30, 2013, net cash used in financing activities of $6.6 billion decreased $0.9 billion compared to $7.5 billion for the nine months ended September 30, 2012, due to an increase in customer deposits and short-term borrowings, partially offset by an increase in principal payments on long-term debt.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank is comprehensive in scope and contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law created an independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Company’s insured depository institution subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

In July 2012, the CFPB issued a bulletin regarding its review of marketing practices with respect to credit card add-on products, including debt cancellation, identity theft protection, credit reporting and monitoring, and other supplementary products. The Company is cooperating with regulators in their ongoing regulatory review of credit card add-on products. More generally, the review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly, as well as by the Company itself. Internal and regulatory reviews have resulted in, and will continue to result in, changes to pricing, practices, products and procedures. Such reviews will also continue to result in increased costs related to regulatory oversight, supervision and examination, additional restitution to Card Members and additional regulatory actions, including civil money penalties.

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

Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to customers to pay with particular forms of payment, such as cash, check, credit or debit card, or restricting merchants from setting certain minimum, and for certain merchants maximum, transaction amounts for credit cards, as long as any such discounts or incentives or any minimum or maximum transaction amounts do not discriminate on the basis of the issuer or network and comply with applicable federal or state disclosure requirements.

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

Dodd-Frank also authorizes the Federal Reserve to establish enhanced prudential regulatory requirements, including capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as the Company, that have greater than $50 billion in assets. The first resolution plan for the Company is required to be submitted by December 31, 2013 and annual updates will be required thereafter. The Company is also required to develop and maintain a “capital plan,” and to submit the capital plan to the Federal Reserve for its quantitative and qualitative review under the Federal Reserve’s Comprehensive Capital Plan and Review (CCAR) process. The Company expects to submit a capital plan for review under the CCAR process in early 2014. In addition, certain derivative transactions are now required to be centrally cleared, which will increase collateral posting requirements for the Company.

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

Department of Justice Litigation

The U.S. Department of Justice (DOJ) and certain states attorneys general have brought an action against the Company alleging that the provisions in the Company’s card acceptance agreements with merchants that prohibit merchants from discriminating against the Company’s card products at the point of sale violate the U.S. antitrust laws. See Item 1. “Legal Proceedings” in Part II. “Other Information” for descriptions of the DOJ action and related cases. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement. The settlement enjoins Visa and MasterCard, with certain exceptions, from adopting or enforcing rules or entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. If similar conditions were imposed on American Express, it could have a material adverse effect on American Express’ business.

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

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Commission completed the consultation process and on July 24, 2013, issued its recommendations, which included draft legislation. The Commission’s recommendations included a number of proposals that would likely have significant impact across the industry and would apply either in whole or in part to American Express. The proposed changes include:

•

Price caps – The Commission proposed capping interchange fees at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards. Although American Express does not have interchange fees, the caps would be deemed to apply to elements of the financial arrangements agreed between American Express and each GNS partner. GNS pre-tax income in European Union (the EU) member states was approximately 12 percent of EMEA pre-tax income in 2012. The discount rates American Express agrees with merchants would not be capped, but the interchange caps could exert downward pressures on merchant fees across the industry, including American Express discount rates. The Commission would exclude commercial card transactions generally from the scope of these caps.

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

In certain countries, such as Australia, and in certain member states in the EU, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, could have a material adverse effect on the Company if it becomes widespread. In June 2012, the Reserve Bank of Australia announced changes to the Australian surcharging standards beginning March 18, 2013 that allows the Company and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” In the EU, the Consumer Rights Directive, which was adopted by the EU Council of Ministers in October 2011, will prohibit merchants from surcharging card purchases more than the merchants’ cost of acceptance. The EU member states have until December 2013 to transpose the directive into national law.

Although neither a legislative nor regulatory initiative, the settlement by MasterCard and Visa in a U.S. merchant class litigation (which has been given preliminary, but not final, approval by the trial court) requires, among other things, MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit and prepaid card transactions.

Also, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers, merchant acquirers and payment networks. Governments in several countries have established or are proposing to establish network regulatory regimes. Broad regulatory oversight over payment networks can include rules regarding fees involved in the operation of card networks and, in some cases, requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

Refer to “Consolidated Capital Resources and Liquidity” for a discussion of capital adequacy requirements established by federal banking regulators.

Business Segment Results

U.S. Card Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$3,050	$2,887	$163	6%	$8,991	$8,566	$425	5%

Interest income	1,408	1,362	46	3	4,148	3,978	170	4
Interest expense	172	194	(22)	(11)	532	568	(36)	(6)

Net interest income	1,236	1,168	68	6	3,616	3,410	206	6

Total revenues net of interest expense	4,286	4,055	231	6	12,607	11,976	631	5
Provisions for losses	331	339	(8)	(2)	1,071	952	119	13

Total revenues net of interest expense after provisions for losses	3,955	3,716	239	6	11,536	11,024	512	5

Expenses
Marketing, promotion, rewards and Card Member services	1,756	1,626	130	8	5,036	4,664	372	8
Salaries and employee benefits and other operating expenses	942	962	(20)	(2)	2,798	2,903	(105)	(4)

Total expenses	2,698	2,588	110	4	7,834	7,567	267	4

Pretax segment income	1,257	1,128	129	11	3,702	3,457	245	7
Income tax provision	475	429	46	11	1,373	1,288	85	7

Segment income	$782	$699	$83	12%	$2,329	$2,169	$160	7%

Effective tax rate	37.8%	38.0%			37.1%	37.3%

U.S. Card Services

Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Card billed business (billions)	$124.6	$115.3	8%	$366.9	$339.0	8%
Total cards-in-force	43.4	41.8	4%	43.4	41.8	4%
Basic cards-in-force	32.2	31.1	4%	32.2	31.1	4%
Average basic Card Member spending (dollars)*	$3,882	$3,725	4%	$11,547	$11,031	5%
U.S. Consumer Travel:
Travel sales	$900	$989	(9)%	$3,102	$3,135	(1)%
Travel commissions and fees/sales	7.9%	7.6%		7.0%	7.6%
Total segment assets (billions)	$95.2	$96.3	(1)%	$95.2	$96.3	(1)%
Segment capital	$9,118	$9,100	— %	$9,118	$9,100	— %
Return on average segment capital(a)	30.8%	32.5%		30.8%	32.5%
Return on average tangible segment capital(a)	32.0%	34.0%		32.0%	34.0%

Card Member receivables:
Total receivables (billions)	$20.3	$19.5	4%	$20.3	$19.5	4%
30 days past due as a % of total	1.7%	1.8%		1.7%	1.8%
Average receivables (billions)	$20.5	$19.4	6%	$20.3	$19.6	4%
Net write-off rate — principal only(b)	1.4%	1.6%		1.8%	2.0%
Net write-off rate — principal and fees(b)	1.6%	1.7%		1.9%	2.1%

Card Member loans:
Total loans (billions)	$54.5	$52.9	3%	$54.5	$52.9	3%
30 days past due loans as a % of total	1.1%	1.3%		1.1%	1.3%
Net write-off rate — principal only(b)	1.7%	1.9%		1.9%	2.2%
Net write-off rate — principal, interest and fees(b)	1.9%	2.1%		2.1%	2.4%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,236	$1,168		$3,616	$3,410
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	45	51		140	153
Interest income not attributable to the Company’s Card Member loan portfolio	(3)	(3)		(7)	(7)

Adjusted net interest income(c)	$1,278	$1,216		$3,749	$3,556

Average loans (billions)	$54.7	$52.8		$54.2	$52.3
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans (billions)	—	—		—	—

Adjusted average loans (billions)(c)	$54.7	$52.8		$54.2	$52.3

Net interest income divided by average loans	9.0%	8.8%		8.9%	8.7%
Net interest yield on Card Member loans(c)	9.3%	9.2%		9.2%	9.1%

*	Proprietary cards only.

U.S. Card Services

Selected Statistical Information

(Continued)

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.8 billion and $2.9 billion for the twelve months ended September 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($8.9 billion for both the twelve months ended September 30, 2013 and 2012). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $345 million and $391 million as of September 30, 2013 and 2012, respectively. The Company believes return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information” footnote (e) on page 42.

(c)

Net interest yield on Card Member loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of the Company’s Card Member loan portfolio.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

USCS segment income increased $83 million or 12 percent and $160 million or 7 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Total revenues net of interest expense increased $231 million or 6 percent and $631 million or 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue and increased net interest income as well as higher net card fees.

Discount revenue, net card fees and other revenues increased $163 million or 6 percent and $425 million or 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue resulting from billed business growth and higher net card fees. For the nine months ended September 30, 2013, these increases were partially offset by lower other revenues as a result of Card Member reimbursements. Billed business for both the three and nine months ended September 30, 2013 increased 8 percent, primarily driven by a 4 percent and 5 percent increase in average spending per proprietary basic cards-in-force the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Interest income increased $46 million or 3 percent and $170 million or 4 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to a 4 percent increase in average Card Member loans and higher net interest yield on Card Member loans for both periods, as compared to the same periods in the prior year.

Provisions for losses decreased $8 million or 2 percent for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily reflecting the benefit of lower net write-offs, partially offset by lower Card Member lending reserve releases during 2013. Provisions for losses increased $119 million or 13 percent for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily reflecting lower Card Member lending reserve releases during 2013, partially offset by the benefit of lower net write-offs. Refer to the USCS Selected Statistical Information table for the lending and charge net write-off rates.

Expenses increased $110 million or 4 percent and $267 million or 4 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher marketing, promotion, rewards and Card Member services expense, partially offset by lower salaries and other employee benefits and other operating expenses.

Marketing, promotion, rewards and Card Member services expense increased $130 million or 8 percent and $372 million or 8 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily reflecting higher Card Member rewards expense and higher marketing and promotion expenses.

For the three and nine months ended September 30, 2013, Card Member rewards expense increased $92 million or 8 percent and $278 million or 9 percent, respectively, as compared to the same periods in the prior year. Membership Rewards expense increased approximately $11 million and $46 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. These increases reflect higher spending volumes and increases in the URR assumption, net of decreases in the WAC assumption. Co-brand expense increased approximately $81 million and $232 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year due to higher spending volumes.

Salaries and employee benefits and other operating expenses decreased $20 million or 2 percent and $105 million or 4 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, reflecting higher other expenses related to accruals for Card Member reimbursements in the prior year and lower expense in the current year related to hedging the Company’s fixed-rate debt exposures.

International Card Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,161	$1,126	$35	3%	$3,415	$3,351	$64	2%

Interest income	281	289	(8)	(3)	830	858	(28)	(3)
Interest expense	86	102	(16)	(16)	273	300	(27)	(9)

Net interest income	195	187	8	4	557	558	(1)	—

Total revenues net of interest expense	1,356	1,313	43	3	3,972	3,909	63	2
Provisions for losses	113	83	30	36	324	231	93	40

Total revenues net of interest expense after provisions for losses	1,243	1,230	13	1	3,648	3,678	(30)	(1)

Expenses
Marketing, promotion, rewards and Card Member services	498	466	32	7	1,428	1,402	26	2
Salaries and employee benefits and other operating expenses	559	557	2	—	1,685	1,727	(42)	(2)

Total expenses	1,057	1,023	34	3	3,113	3,129	(16)	(1)

Pretax segment income	186	207	(21)	(10)	535	549	(14)	(3)
Income tax benefit	44	43	1	2	7	10	(3)	(30)

Segment income	$142	$164	$(22)	(13)%	$528	$539	$(11)	(2)%

Effective tax rate	23.7%	20.8%			1.3%	1.8%

International Card Services

Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Card billed business (billions)	$32.5	$31.9	2%	$96.1	$94.1	2%
Total cards-in-force	15.5	15.5	— %	15.5	15.5	— %
Basic cards-in-force	10.6	10.6	— %	10.6	10.6	— %
Average basic Card Member spending (dollars)*	$3,076	$3,026	2%	$9,094	$8,941	2%
International Consumer Travel:
Travel sales	$359	$324	11%	$1,053	$1,005	5%
Travel commissions and fees/sales	7.0%	7.1%		6.8%	7.2%
Total segment assets (billions)	$30.4	$30.6	(1)%	$30.4	$30.6	(1)%
Segment capital	$3,065	$2,958	4%	$3,065	$2,958	4%
Return on average segment capital(a)	20.8%	23.7%		20.8%	23.7%
Return on average tangible segment capital(a)	39.1%	46.9%		39.1%	46.9%

Card Member receivables:
Total receivables (billions)	$7.2	$7.2	— %	$7.2	$7.2	— %
90 days past billing as a % of total	1.1%	0.9%		1.1%	0.9%
Net loss ratio (as a % of charge volume)	0.21%	0.17%		0.20%	0.16%

Card Member loans:
Total loans (billions)	$8.4	$8.9	(6)%	$8.4	$8.9	(6)%
30 days past due loans as a % of total	1.5%	1.6%		1.5%	1.6%
Net write-off rate – principal only(b)	1.9%	1.6%		1.9%	1.9%
Net write-off rate – principal, interest and fees(b)	2.4%	2.2%		2.3%	2.5%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$195	$187		$557	$558
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	23	26		72	77
Interest income not attributable to the Company’s Card Member loan portfolio	(6)	(7)		(18)	(23)

Adjusted net interest income(c)	$212	$206		$611	$612

Average loans (billions)	$8.3	$8.6		$8.6	$8.6
Exclude:
Unamortized deferred card fees, net of directacquisition costs of Card Member loans, and other (billions)	(0.2)	(0.2)		(0.3)	(0.2)

Adjusted average loans (billions)(c)	$8.1	$8.4		$8.3	$8.4

Net interest income divided by average loans	9.3%	8.7%		8.7%	8.6%
Net interest yield on Card Member loans(c)	10.4%	9.8%		9.8%	9.7%

*	Proprietary cards only.

International Card Services

Selected Statistical Information

(continued)

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($623 million and $691 million for the twelve months ended September 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($3.0 billion and $2.9 billion for the twelve months ended September 30, 2013 and 2012, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion for both periods as of September 30, 2013 and 2012. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

(b)	Refer to “Selected Statistical Information” footnote (e) on page 42.

(c)

Net interest yield on Card Member loans, adjusted net interest income, and adjusted average loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. The Company believes adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of the Company’s Card Member loan portfolio.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

ICS segment income decreased $22 million or 13 percent and $11 million or 2 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. Changes to revenues, expenses and income were all impacted by a stronger dollar in 2013, as compared to the same period in the prior year.

Total revenues net of interest expense for the three and nine months ended September 30, 2013 increased $43 million or 3 percent and $63 million or 2 percent, respectively, as compared to the same periods in the prior year, primarily due to higher other commissions and fees and net card fees. Excluding the impact of changes in foreign exchange rates, total revenues net of interest expense increased 8 percent and 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.5

Discount revenue, net card fees and other revenues increased $35 million or 3 percent and $64 million or 2 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher Loyalty Partner commissions and fees and conversion revenue as well as an increase in net card fees. Excluding the impact of changes in foreign exchange rates, discount revenue, net card fees and other revenues increased 8 percent and 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.5

Billed business for both the three and nine months ended September 30, 2013 increased 2 percent, due to an increase in average spending per proprietary basic cards-in-force, as compared to the same periods in the prior year. For the three and nine months ended September 30, 2013, excluding the impact of changes in foreign exchange rates, billed business increased 7 percent and 6 percent, respectively, and average spending per proprietary basic cards-in-force increased 7 percent and 6 percent, respectively. Refer to the Consolidated Selected Statistical Information tables on pages 44 and 47 for additional information on billed business by region.

Interest income for the three and nine months ended September 30, 2013 decreased $8 million or 3 percent and $28 million or 3 percent, respectively, as compared to the same periods in the prior year, primarily due to lower average loans. For the nine months ended September 30, 2013, the decrease was also due to Card Member reimbursements. Excluding the impact of changes in foreign exchange rates, interest income increased 2 percent and decreased 1 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.5

[5]	Refer to footnote 2 on page 44 relating to changes in foreign exchange rates.

Interest expense for the three and nine months ended September 30, 2013 decreased $16 million or 16 percent and $27 million or 9 percent, respectively, as compared to the same periods in the prior year, reflecting a lower effective cost of funds. Excluding the impact of changes in foreign exchange rates, interest expense decreased 9 percent and 6 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.6

Provisions for losses for the three and nine months ended September 30, 2013 increased $30 million or 36 percent and $93 million or 40 percent, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2013, the increase was primarily driven by a higher provision for both charge cards and Card Member lending, reflecting a reserve build and higher net write-offs. For the nine months ended September 30, 2013, the increase was primarily driven by a higher provision for both charge cards and Card Member lending, reflecting higher net write-offs, partially offset by a lower reserve release. Excluding the impact of changes in foreign exchange rates, provisions for losses increased 38 percent and 43 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.6 Refer to the ICS Selected Statistical Information table for the lending and charge net write-off rates.

Expenses for the three months ended September 30, 2013 increased $34 million or 3 percent, as compared to the same period in the prior year, primarily due to higher marketing, promotion, rewards and Card Member services expenses. Expenses for the nine months ended September 30, 2013 decreased $16 million or 1 percent, as compared to the same period in the prior year, primarily due to lower salaries and employee benefits and other operating expenses, partially offset by higher marketing, promotion, rewards and Card Member services expenses. Excluding the impact of changes in foreign exchange rates, expenses increased 7 percent and 2 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.6

Marketing, promotion, rewards and Card Member services expenses for the three and nine months ended September 30, 2013 increased $32 million or 7 percent and $26 million or 2 percent, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2013, the increase was primarily due to higher rewards and marketing and promotion expenses. For the nine months ended September 30, 2013, the increase reflected higher marketing and promotion expenses combined with higher Card Member services expense. Excluding the impact of changes in foreign exchange rates, marketing, promotion, rewards and Card Member services expenses increased 12 percent and 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.6

Salaries and employee benefits and other operating expenses for the three months ended September 30, 2013 increased $2 million, as compared to the same period in the prior year. Salaries and employee benefits and other operating expenses for the nine months ended September 30, 2013 decreased $42 million or 2 percent, as compared to the same period in the prior year, driven by lower other operating expenses. Excluding the impact of changes in foreign exchange rates, salaries and employee benefits and other operating expenses increased 4 percent and remained flat for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.6

The effective tax rate in all periods reflected the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process. The effective tax rate for the three and nine months ended September 30, 2013 also reflected the allocated share of tax benefits related to the resolution of certain prior years’ tax items. In addition, the effective tax rate for the nine months ended September 30, 2013 reflected a benefit due to the renewal by the U.S. Congress of the active financing legislation on January 2, 2013. The tax rate

[6]	Refer to footnote 2 on page 44 relating to changes in foreign exchange rates.

for the nine months ended September 30, 2012 reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,277	$1,218	$59	5%	$3,787	$3,718	$69	2%

Interest income	3	3	—	—	9	8	1	13
Interest expense	59	65	(6)	(9)	181	192	(11)	(6)

Net interest expense	(56)	(62)	6	(10)	(172)	(184)	12	(7)

Total revenues net of interest expense	1,221	1,156	65	6	3,615	3,534	81	2
Provisions for losses	36	32	4	13	118	103	15	15

Total revenues net of interest expense after provisions for losses	1,185	1,124	61	5	3,497	3,431	66	2

Expenses
Marketing, promotion, rewards and Card Member services	148	139	9	6	442	431	11	3
Salaries and employee benefits and other operating expenses	696	710	(14)	(2)	2,098	2,182	(84)	(4)

Total expenses	844	849	(5)	(1)	2,540	2,613	(73)	(3)

Pretax segment income	341	275	66	24	957	818	139	17
Income tax provision	80	92	(12)	(13)	279	239	40	17

Segment income	$261	$183	$78	43%	$678	$579	$99	17%

Effective tax rate	23.5%	33.5%			29.2%	29.2%

Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Card billed business (billions)	$43.2	$40.6	6%	$130.4	$124.4	5%
Total cards-in-force	7.1	7.0	1%	7.1	7.0	1%
Basic cards-in-force	7.1	7.0	1%	7.1	7.0	1%
Average basic Card Member spending (dollars)*	$6,139	$5,798	6%	$18,564	$17,761	5%
Global Corporate Travel:
Travel sales	$4,469	$4,352	3%	$14,076	$14,269	(1)%
Travel commissions and fees/sales	8.8%	8.4%		8.0%	7.9%
Total segment assets (billions)	$20.5	$20.4	— %	$20.5	$20.4	— %
Segment capital	$3,606	$3,638	(1)%	$3,606	$3,638	(1)%
Return on average segment capital(a)	20.4%	20.9%		20.4%	20.9%
Return on average tangible segment capital(a)	39.9%	41.9%		39.9%	41.9%
Card Member receivables:
Total receivables (billions)	$15.9	$15.4	3%	$15.9	$15.4	3%
90 days past billing as a % of total	0.8%	0.7%		0.8%	0.7%
Net loss ratio (as a % of charge volume)	0.06%	0.05%		0.07%	0.07%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($743 million and $759 million for the twelve months ended September 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($3.6 billion for both the twelve months ended September 30, 2013 and 2012). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion for both the twelve months ended September 30, 2013 and 2012. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

GCS segment income increased $78 million or 43 percent and $99 million or 17 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Total revenues net of interest expense increased $65 million or 6 percent and $81 million or 2 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue and travel commission and fees.

Discount revenue, net card fees and other revenues for the three and nine months ended September 30, 2013 increased $59 million or 5 percent and $69 million or 2 percent, respectively, as compared to the same periods in the prior year, primarily due to higher discount revenue resulting from an increased level of Card Member spending and higher travel commissions and fees. Billed business for the three and nine months ended September 30, 2013 increased 6 percent and 5 percent, respectively, primarily driven by a 6 percent and 5 percent increase in average spending per proprietary basic cards-in-force, respectively, as compared to the same periods in the prior year.

Billed business increased 8 percent and 7 percent within the United States for the three and nine months ended September 30, 2013, respectively. Excluding the impact of changes in foreign exchange rates, billed business increased 7 percent and 3 percent outside the United States for the three and nine months ended September 30, 2013, respectively.7

Interest expense decreased $6 million or 9 percent and $11 million or 6 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily driven by a lower effective cost of funds, partially offset by increased funding requirements due to higher average Card Member receivables balances. Excluding the impact of changes in foreign exchange rates, interest expense decreased 5 percent and 4 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.7

Provisions for losses increased $4 million or 13 percent and $15 million or 15 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily reflecting higher net write-offs. Refer to the GCS Selected Statistical Information table for the charge card net loss ratio as a percentage of charge volume. Excluding the impact of changes in foreign exchange rates, provisions for losses increased 16 percent and 15 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. 7

Expenses decreased $5 million or 1 percent and $73 million or 3 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Marketing, promotion, rewards and Card Member services expenses increased $9 million or 6 percent and $11 million or 3 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily reflecting higher rewards costs. For the nine months ended September 30, 2013, higher rewards costs were partially offset by lower marketing and promotion expenses.

Salaries and employee benefits and other operating expenses decreased $14 million or 2 percent and $84 million or 4 percent for both the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to lower payroll and benefit costs in GBT and lower other operating expenses.

[7]	Refer to footnote 2 on page 44 relating to changes in foreign exchange rates.

The effective tax rate for the three and nine months ended September 30, 2013 reflected the reversal of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. business travel operations, as well as the allocated share of tax benefits related to the resolution of certain prior years’ tax items. Based on management’s intent to reorganize its business travel operations through the creation of a joint venture, it is more likely than not that future taxable income will be sufficient to support the realization of the benefit of the associated non-US deferred tax assets. The tax rate for the nine months ended September 30, 2012, reflected the allocated share of tax benefits related to the realization of certain foreign tax credits.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except for percentages)	2013	2012	Change		2013	2012	Change
Revenues
Discount revenue, net card fees and other	$1,309	$1,238	$71	6%	$3,856	$3,683	$173	5%

Interest income	8	7	1	14	23	16	7	44
Interest expense	(62)	(65)	3	(5)	(187)	(182)	(5)	3

Net interest income	70	72	(2)	(3)	210	198	12	6

Total revenues net of interest expense	1,379	1,310	69	5	4,066	3,881	185	5
Provisions for losses	13	18	(5)	(28)	55	53	2	4

Total revenues net of interest expense after provisions for losses	1,366	1,292	74	6	4,011	3,828	183	5

Expenses
Marketing, promotion, rewards and Card Member services	200	192	8	4	546	564	(18)	(3)
Salaries and employee benefits and other operating expenses	558	539	19	4	1,628	1,602	26	2

Total expenses	758	731	27	4	2,174	2,166	8	—

Pretax segment income	608	561	47	8	1,837	1,662	175	11
Income tax provision	217	201	16	8	661	573	88	15

Segment income	$391	$360	$31	9%	$1,176	$1,089	$87	8%

Effective tax rate	35.7%	35.8%			36.0%	34.5%

Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2013	2012	Change	2013	2012	Change
Global Card billed business (billions)	$236.2	$220.1	7%	$698.4	$652.9	7%
Global Network & Merchant Services:
Total segment assets (billions)	$17.8	$21.4	(17)%	$17.8	$21.4	(17)%
Segment capital	$2,036	$2,121	(4)%	$2,036	$2,121	(4)%
Return on average segment capital(a)	73.4%	67.6%		73.4%	67.6%
Return on average tangible segment capital(a)	81.1%	75.0%		81.1%	75.0%
Global Network Services:
Card billed business (billions)	$35.9	$32.0	12%	$104.9	$93.7	12%
Total cards-in-force	39.4	37.1	6%	39.4	37.1	6%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion and $1.4 billion for the twelve months ended September 30, 2013 and 2012, respectively) by (ii) one-year average segment capital ($2.1 billion for both the twelve months ended September 30, 2013 and 2012). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $197 million and $205 million as of September 30, 2013 and 2012, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

GNMS segment income increased $31 million or 9 percent and $87 million or 8 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.

Total revenues net of interest expense increased $69 million or 5 percent and $185 million or 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to increased discount revenue and other commissions and fees.

Discount revenue, net card fees and other revenues increased $71 million or 6 percent and $173 million or 5 percent for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. The increase reflects higher merchant-related revenues, driven by the 7 percent increase in global card billed business for both the three and nine months ended September 30, 2013, as well as higher GNS revenues.

The interest expense credit for the three months ended September 30, 2013 decreased $3 million or 5 percent as compared to the same period in the prior year, driven by a lower interest rate, partially offset by higher funding-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit. Interest expense credit for the nine months ended September 30, 2013, increased $5 million or 3 percent as compared to the same period in the prior year, due to a higher funding-driven interest credit related to internal transfer pricing, partially offset by a lower interest rate.

Expenses for the three and nine months ended September 30, 2013 increased $27 million and $8 million, respectively.

Marketing, promotion, rewards and Card Member services expenses for the three months ended September 30, 2013 increased $8 million or 4 percent as compared to the same period in the prior year, reflecting higher marketing and promotion expenses. Marketing, promotion, rewards and Card Member services expenses for the nine months ended September 30, 2013, decreased $18 million or 3 percent, as compared to the same period in the prior year, reflecting lower marketing and promotion expenses and lower Card Member service expense.

Salaries and employee benefits and other operating expenses for the three and nine months ended September 30, 2013 increased $19 million or 4 percent and $26 million or 2 percent, respectively, as compared to the same periods in the prior year, reflecting higher other operating expenses in the quarter and increased professional services and salary and employee benefits in the nine months ended September 30, 2013.

Corporate & Other

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Corporate & Other had net expense of $210 million and $156 million for the three months ended September 30, 2013 and 2012, respectively. The increase in net expense for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily was a result of increased investment in Enterprise Growth Group initiatives as well as higher incentive compensation and benefit-related expenses.

Corporate & Other had net expense of $660 million and $531 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net expense for the nine months ended September 30, 2013, as compared to the same period in the prior year, was primarily a result of favorable effects in 2012 of revised estimates of the liability for uncashed Travelers Cheques in certain international markets as well as an increase in investment in Enterprise Growth Group initiatives in the current year.

Results for all periods disclosed also included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management” above, as well as interest expense related to other corporate indebtedness.

OTHER REPORTING MATTERS

Glossary of Selected Terminology

Adjusted average loans — Represents average Card Member loans excluding the impact of deferred card fees, net of direct acquisition costs of Card Member loans and certain other immaterial items.

Adjusted net interest income — Represents net interest income attributable to the Company’s Card Member loans portfolio excluding the impact of interest expense and interest income not attributable to the Company’s Card Member loan portfolio.

Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities, that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans. The receivables and loans of the Company’s Charge Trust II and Lending Trust being securitized are reported as assets on the Company’s Consolidated Balance Sheets, while the related securities issued to third-party investors are reported as long-term debt.

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

Basic cards-in-force — Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee Card Members. Non-proprietary basic cards-in-force includes cards that are issued and outstanding under network partnership agreements, except for supplemental cards and retail co-brand Card Member accounts which have no out-of-store spend activity during the prior 12-month period.

Billed business — Includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), corporate payments and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in GNS, from which the Company earns no revenue, is not included in non-proprietary billed business. Card billed business is reflected in the United States or outside the United States based on where the Card Member is domiciled.

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

Card acquisition — Primarily represents the issuance of new cards to either new or existing Card Members through marketing and promotion efforts.

Card Member — The individual holder of an issued American Express branded charge or credit card.

Card Member loans — Represents the outstanding amount due from Card Members for charges made on their American Express credit cards, as well as any interest charges and card-related fees. Card Member loans also include balances with extended payment terms on certain American Express charge card products and are net of deferred card fees.

Card Member receivables — Represents the outstanding amount due from Card Members for charges made on their American Express charge cards as well as any card-related fees.

Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge Card Members generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a customer’s most recent credit information and spend patterns. Some charge card accounts have an additional lending-on-charge feature that allows revolving certain balances.

Credit cards — Represents cards that have a range of revolving payment terms, grace periods, and rate and fee structures.

Discount revenue — Represents revenue earned from fees generally charged to merchants with whom the Company has entered into a card acceptance agreement for processing Card Member transactions. The discount fee generally is deducted from the Company’s payment reimbursing the merchant for Card Member purchases. Discount revenue is reduced by payments made to third-party card issuing partners, cash-back reward costs, corporate incentive payments and other contra-revenue items.

Four-party network — A payment network, such as Visa or MasterCard, in which the card issuer and merchant acquirer are different entities and the network does not have direct relationships with merchants or cardholders.

Interest expense — Interest expense includes interest incurred primarily to fund Card Member loans, charge card product receivables, general corporate purposes, and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions and (ii) long-term debt, which primarily relates to interest expense on the Company’s long-term financing and short-term borrowings, which primarily relates to interest expense on commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings.

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

Net interest yield on Card Member loans — Net interest yield on Card Member loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on Card Member loans includes interest that is deemed uncollectible. For all presentations of net interest yield on Card Member loans, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses — Card Member loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

Net loss ratio — Represents the ratio of charge card write-offs consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to Card Members.

Net write-off rate — principal only — Represents the amount of Card Member loans or USCS Card Member receivables written off consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan balance or USCS average receivables during the period.

Net write-off rate — principal, interest and fees — Includes, in the calculation of the net write-off rate, amounts for interest and fees in addition to principal for Card Member loans, and fees in addition to principal for Card Member receivables.

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

Stored value and prepaid products — Includes Travelers Cheques and other prepaid products such as gift cheques and cards as well as reloadable prepaid cards. These products are sold as safe and convenient alternatives to currency for purchasing goods and services.

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

Total cards-in-force — Represents the number of cards that are issued and outstanding. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail co-brand Card Member accounts which have no out-of-store spend activity during the prior 12-month period.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

the ability to hold annual operating expense growth to less than 3 percent during 2013 and 2014, which will depend in part on the Company’s ability to achieve the expected benefits of the Company’s restructuring plan, which will be impacted by, among other things, the factors identified in the third bullet below, the Company’s ability to balance the control and management of expenses and the maintenance of competitive service levels for its customers, unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, the payment of monetary damages and penalties, disgorgement and restitution, the Company’s decision to increase or decrease discretionary operating expenses depending on overall business performance, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and the level of acquisition activity and related expenses;

•

the actual amount to be spent by the Company on investments in the business, including on marketing, promotion, rewards and Card Member services and certain operating expenses, as well as the actual amount of resources arising from the restructuring plan the Company decides to invest in growth initiatives, which will be based in part on management’s assessment of competitive opportunities and the Company’s performance and the ability to control and manage operating, infrastructure, advertising, promotion and rewards expenses as business expands or changes, including the changing behavior of Card Members;

•

changes affecting the Company’s ability or desire to repurchase up to $0.8 billion of its common shares for the remainder of 2013 and up to $1.0 billion in the first quarter of 2014, such as acquisitions, results of operations, capital needs and the amount of shares issued by the Company to employees upon the exercise of options, among other factors, which will significantly impact the potential decrease in the Company’s capital ratios;

•

the possibility of not achieving the expected timing and financial impact of the Company’s restructuring plan and maintaining higher than expected employee levels, which could be caused by factors such as the Company’s inability to mitigate the operational and other risks posed by planned staff reductions, the Company’s inability to develop and implement technology resources to realize cost savings, underestimating hiring needs related to some of the job positions being eliminated and other employee needs not currently anticipated, lower than expected attrition rates and higher than expected redeployment rates;

•

the ability of the Company to meet its on-average and over-time growth targets for revenues net of interest expense, earnings per share and return on average equity, which will depend on factors such as the Company’s success in implementing its strategies and initiatives including growing the Company’s share of overall spending, increasing merchant coverage, enhancing its pre-paid offerings, expanding the GNS business and expense management, and on factors outside management’s control including the willingness of Card Members to sustain spending, the effectiveness of marketing and loyalty programs, regulatory and market pressures on pricing, credit trends, currency and interest rate fluctuations, and changes in general economic conditions, such as GDP growth, consumer confidence, unemployment and the housing market;

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

•

uncertainties associated with creation of a joint venture for the Company’s GBT operations, including events impacting the likelihood and timing of the creation of the joint venture, execution of transaction documentation and completion of the transaction, such as continued negotiations, ongoing diligence, board and regulatory approvals and consultation requirements; the ability of the potential investors to fund their investment in the joint venture; uncertainty relating to the timing and magnitude of the recognition of a gain by American Express as a result of the transaction, such as the amount of the funds ultimately raised by the joint venture and when assets are transferred to the joint venture; the underlying assumptions related to the transaction proving to be inaccurate or unrealized, such as the ability of the transaction to accelerate the transformation and growth of the corporate travel business and the ability to realize strategic linkages between the business operations of the joint venture and American Express following the transaction, including the acceleration of growth in the corporate payments business; and the joint venture’s ability to successfully create additional investment capacity and enhance the suite of products and services available upon consummation of the transaction;

•

changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of the Company’s business and results of operations;

•

changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect the Company’s ability to meet its liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of the Company’s assets; or any reduction in the Company’s credit ratings or those of its subsidiaries, which could materially increase the cost and other terms of the Company’s funding, restrict its access to the capital markets or result in contingent payments under contracts;

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

•

legal and regulatory developments wherever the Company does business, including legislative and regulatory reforms in the United States, such as the establishment of the CFPB and Dodd-Frank’s stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of the Company’s business practices or materially affect its capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase its stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact the Company’s ABS program; or potential changes to the taxation of the Company’s businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on the Company’s transactions, products and services;

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

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2013.

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

The DOJ matter is being coordinated with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that the Company’s “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief. Following the Supreme Court’s June 20, 2013 decision in In re American Express Merchants’ Litigation (described below), the partial stay of the putative class actions was lifted and the Company moved to compel arbitration of certain merchants’ claims. The Company also has moved for partial summary judgment of certain claims in the DOJ and individual actions. Briefing is ongoing.

On November 7, 2012, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co., was filed in New York State Supreme Court, New York County. The defendants include the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the Company and/or its subsidiaries were engaged in illicit practices with respect to their credit and charge card business, which included charging unlawful late fees, misleading consumers on debt collection issues, failing to report consumer disputes to credit reporting agencies, deceiving consumers who signed up for the Company’s “Blue Sky” credit card program, and discriminating against new account applicants on the basis of age. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint. Similar allegations were raised in demand letters received by the Company during October 2012 on behalf of purported shareholders. As permitted by law, a committee of the Board conducted an investigation and concluded that it was not in the best interest of the Company or its stockholders to pursue the demanded actions; following the committee’s recommendations, the Board determined not to take the demanded actions. A hearing on American Express’ motion to dismiss the Lankford case was held on July 9, 2013. Thereafter, the plaintiff withdrew the complaint without prejudice.

U.S. Card Services and Global Merchant Services Matters

In addition to the merchant cases being coordinated with the DOJ and state actions described above in “Corporate Matters,” the Company has been named in the following matters:

Since July 2003, the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company, et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Since April 2004, the parties to the consolidated actions have been engaged in motion practice regarding American Express’ motion to dismiss the consolidated actions on the grounds that all of the plaintiffs’ claims are subject to arbitration. On February 1, 2012, the Second Circuit again reversed the District Court’s decision ordering arbitration, and reaffirmed its prior ruling. On May 29, 2012, the Second Circuit denied the Company’s petition for rehearing en banc with dissents. The Second Circuit stayed the mandate pending the outcome of the Company’s petition for a writ of certiorari to the U.S. Supreme Court. On June 20, 2013, the Supreme Court reversed the Second Circuit’s decision and held that the arbitration provision governed plaintiffs’ claims. Following remand, the consolidated cases were dismissed with prejudice upon joint motion of the parties.

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

American Express Company and American Express Travel Related Services Company, Inc. Proceedings in the Greenporter action and on the amended complaint filed in In re American Express Merchants’ Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case. These cases all have been dismissed with prejudice as part of the joint motion filed in the consolidated cases.

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Card Member accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the Court certified a class of American Express charge Card Members asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express was granted judgment on all counts following trial and that judgment was affirmed by the Court of Appeal for California on December 17, 2012. Plaintiffs’ petition to the California Supreme Court for review was denied on February 20, 2013.

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

In August 2013, a putative class action, captioned Manhattan Steamboat LLC v, American Express Bank, FSB, was filed in the United States District Court, Southern District of New York. Plaintiff makes allegations similar to those in Seldes on behalf of business owners and also seeks to certify a nationwide class. On October 4, 2013, the Company moved to dismiss or, in the alternative, to stay this action.

International Matters

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Superior Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective Card Members. The action further alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class, consisting of all personal and small business Card Members residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action described below. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CDN$13.1 million plus interest on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$2.5 million. Amex Bank of Canada appealed the judgment and on August 2, 2012, the Court of Appeal overturned the decision in part, with regard to the award of punitive damages. On October 15, 2012, Amex Bank of Canada filed leave for appeal to the Supreme Court of Canada. The Supreme Court of Canada granted leave to appeal in April 2013.

In May 2006, in a matter captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), the Superior Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the QCPA and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November 2008. The Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of approximately CDN$8.3 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Superior Court awarded punitive damages in the amount of CDN$25.00 per Card Member. The judgment has been appealed by all banks, including Amex Bank of Canada. On August 2, 2012, the Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants and the plaintiffs filed leave to appeal to the Supreme Court of Canada. The Supreme Court of Canada granted leave to appeal in April 2013.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K) and Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the Second Quarter Form 10-Q). There are no material changes from the risk factors set forth in the 2012 Form 10-K and Second Quarter Form 10-Q. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2012 Form 10-K and Second Quarter Form 10-Q. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2013
Repurchase program(a)	7,204,980	$75.58	7,204,980	123,328,402
Employee transactions(b)	9,526	$75.70	N/A	N/A

August 1-31, 2013
Repurchase program(a)	4,301,715	$73.94	4,301,715	119,026,687
Employee transactions(b)	60,753	$73.59	N/A	N/A

September 1-30, 2013
Repurchase program(a)	1,871,200	$73.26	1,871,200	117,155,487
Employee transactions(b)	6,294	$71.85	N/A	N/A

Total
Repurchase program(a)	13,377,895	$74.73	13,377,895	117,155,487
Employee transactions(b)	76,573	$73.71	N/A	N/A

(a)

As of September 30, 2013, there were approximately 117 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

AMERICAN EXPRESS COMPANY (Registrant)

Date: October 29, 2013	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: October 29, 2013	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Sixth Amendment to the American Express Retirement Restoration Plan, dated August 16, 2013.

10.2	Seventh Amendment to the American Express Retirement Restoration Plan, dated September 26, 2013.

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1