Form 10-K
period 2013-12-31
AMERICAN EXPRESS CO
filed 2014-02-25
CIK 4962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2013, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $80.8 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 14, 2014, there were 1,062,568,163 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of Registrant’s 2013 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 12, 2014.

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

We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation. American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (“TRS”), are bank holding companies under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations in North America, as well as throughout the world.

We are principally engaged in businesses comprising four reportable operating segments: U.S. Card Services, International Card Services, Global Commercial Services and Global Network & Merchant Services, all of which are described below. Corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, are included in Corporate & Other.

We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment mechanisms, systems and products. As the payments industry continues to evolve, we are facing increasing competition from non-traditional players that leverage new technologies and customers’ existing card accounts and bank relationships to create payment or other fee-based solutions. We are transforming our existing businesses and creating new products and services for the digital marketplace as we seek to enhance our customers’ digital experiences and develop platforms for online and mobile commerce. Emerging technologies also provide an opportunity to deliver financial products and services that help new and existing customer segments move and manage their money, which we are pursuing through our Enterprise Growth Group.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations website on the internet at http://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any

* Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). To access these materials, click on the “SEC Filings” link under the caption “Financial Information” on our Investor Relations homepage.

You can also access our Investor Relations website through our main website at www.americanexpress.com by clicking on the “Investor Relations” link, which is located at the bottom of our homepage. Information contained on our Investor Relations website, our main website and other websites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.

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

2013 Highlights

Our results for 2013 reflected healthy spending growth, continuing strong credit quality, effective control of operating expenses and a strong capital position. Compared with 2012, we delivered:

•	Total revenues net of interest expense of $33.0 billion, up 4 percent from $31.6 billion

•	Net income of $5.4 billion, up 20 percent from $4.5 billion

•	Diluted earnings per share based on net income attributable to common shareholders of $4.88, up 25 percent from $3.89

•	Return on average equity of 27.8 percent, compared with 23.1 percent

Despite a challenging economic environment, billed business grew 7 percent over the prior year. Our average loans also continued to grow year over year. At the same time, lending write-off rates remained at historically low levels. While we expect lending write-off rates will increase from such levels, we have not experienced overall credit deterioration, as total delinquency rates remained consistently low during the year. We effectively controlled our expenses, while continuing to invest in growth opportunities in the United States and internationally.

For a complete discussion of our 2013 financial results, including financial information regarding each of our reportable operating segments, see pages 16-108 of our 2013 Annual Report to Shareholders, which is incorporated herein by reference. For a discussion of our principal sources of revenue, see pages 65-66 of our 2013 Annual Report to Shareholders.

Products and Services

Our range of products and services includes:

•	Charge and credit card products

•	Expense management products and services

•	Consumer and business travel services

•	Stored value/prepaid products such as American Express Serve, Bluebird and Travelers Cheques

•	Network services

•	Merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants

•	Fee services, including fraud prevention services and the design of customized customer loyalty and rewards programs

Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

Our products and services generate the following types of revenue:

•	Discount revenue, our largest revenue source, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on our network

•	Net card fees, which represent revenue earned for annual Card Memberships

•	Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees and assessments and other service fees

•

Other revenue, which represents revenues arising from contracts with partners of our Global Network Services (“GNS”) business (including royalties and signing fees), insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques and prepaid card-related revenues and other miscellaneous revenue and fees

•	Interest on loans, which principally represents interest income earned on outstanding balances

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network (collectively, “Cards”). American Express Cards permit Card Members to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. At December 31, 2013, we had total worldwide Cards-in-force of 107.2 million (including Cards issued by third parties). In 2013, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $952.4 billion.

Our business as a whole has not experienced significant seasonal fluctuations, although Card billed business tends to be moderately higher in the fourth quarter than in other quarters. As a result, the amount of Card Member loans outstanding tends to be moderately higher during that quarter. The average discount rate also tends to be slightly lower during the fourth quarter due to a higher level of retail-related billed business volumes.

Competitive Advantages of our Closed-Loop Network and Spend-Centric Model

We believe our “closed-loop” network and “spend-centric” business model continue to be competitive advantages by giving us the ability to provide more value to Card Members, merchants and our Card-issuing partners.

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a “closed-loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the Card transaction. We maintain direct relationships with both our Card

Members (as a card issuer) and our merchants (as an acquirer), and we handle all key aspects of those relationships. This allows us to analyze information on Card Member spending and build algorithms and other analytical tools that enable us to provide targeted marketing and other information services for merchants and special offers and services to Card Members through a variety of channels, while at the same time respecting Card Member preferences and protecting Card Member data in compliance with applicable policies and legal requirements.

Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees. Spending on our Cards, which is higher on average on a per-card basis versus our competitors, offers greater value to merchants in the form of loyal customers and higher sales. This enables us to earn discount revenue that allows us to invest in greater value-added services for merchants and Card Members. Because of the revenues generated from having higher-spending Card Members, we have the flexibility to invest in attractive rewards and other benefits to Card Members, as well as targeted marketing and other programs and investments for merchants, all of which in turn create incentives for Card Members to spend more on their Cards. The significant investments we make in rewards and other compelling value propositions for Card Members incent Card usage at merchants and Card Member loyalty.

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

We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing, promoting and protecting it. We place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants, provides point-of-sale products and services, and leverages our closed-loop network to offer multi-channel marketing programs and capabilities, services, and reporting and analytical data to our merchants around the world. It enters into agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network.

The majority of Cards bearing our logo are issued by our principal operating subsidiary, TRS, by the Company’s U.S. banking subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and by other operating and banking subsidiaries outside the United States. In addition, our GNS business establishes and maintains relationships with banks and other institutions around the world that issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is key to our strategy of broadening the Card Member and merchant base for our network worldwide. Cards bearing our logo are accepted at all merchant locations worldwide that accept American Express-branded Cards and, depending on the product, they are generally accepted at ATM locations worldwide that accept Cards.

Our Global Merchant Services (“GMS”) business provides us with access to transaction and merchant data through our closed-loop network, which encompasses relationships with both the Card Member and the merchant. This capability helps us acquire new merchants, deepen relationships with existing merchants, process transactions, and provide targeted marketing, analytics and other value-added services to merchants on our network. In addition, it allows us to analyze trends and spending patterns among various segments of our customer base.

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards and, in some countries, act as merchant acquirers on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Card Member and merchant bases for our network worldwide. This strategy also enables us to enhance our presence in countries where we already do business and expand our presence into new geographic areas at economic scale and cost levels that would be difficult for us to achieve on our own. The GNS business has established 148 Card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 136 countries. In assessing whether we should pursue a proprietary or GNS strategy in a given country, or some combination thereof, we consider a wide range of country-specific factors, including the stability and attractiveness of financial returns, the size of the affluent segment, the strength of available marketing and credit data, the size of co-brand opportunities and how we can best create strong merchant value. For a discussion of our proprietary Card-issuing business, see “U.S. Card Services” and “International Card Services” below.

In 2013, GNS signed five new partners to issue Cards and/or acquire merchants on the American Express network, including new card-issuing partnerships with Wells Fargo and U.S. Bank in the United States, Shanghai Pudong Development Bank in China, IndusInd Bank in India and Barclaycard in the United Kingdom. GNS also supported existing partners in launching approximately 95 new products during 2013, with the total number of American Express-branded GNS partner products standing at over 1,200. New products launched in 2013 include the Centurion® Card from American Express issued by Nedbank in South Africa, the TSB Avios Credit Card Account in the United Kingdom and the KB Kookmin Good Day Platinum American Express® Card in South Korea.

GNS focuses on partnering with qualified third-party banks and other institutions to issue Cards accepted on our global network and/or acquire merchants on our network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.**

With over 1,200 different Card products launched on our network so far by our partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants choosing to accept the American Express Card. GNS enables us to expand our network’s global presence generally without assuming additional Card Member credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases to whom they can target American Express-branded products, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 21 percent, and totaled over 40 million Cards at the end of 2013. Outside the United States, approximately 80 percent of new Cards issued in 2013 were Cards issued by GNS partners. Spending on GNS Cards has grown at a compound annual rate of 23 percent since 1999, with spending on these Cards at $144 billion in 2013, up 12 percent from a year ago.

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

per dollar spent on a Card issued by a GNS partner are generally lower than those from our proprietary Card-issuing business. However, because the GNS partner is responsible for most of the operating costs and risk of its Card-issuing business, our operating expenses and credit losses are generally lower than those in our proprietary Card-issuing business. The GNS business model generates an attractive earnings stream and risk profile that requires a lower level of capital support. The return on equity in our GNS business can thus be significantly higher than that of our proprietary Card-issuing business. In addition, since the majority of GNS costs are fixed, the business is highly scalable. GNS partners benefit from their association with the American Express brand and their ability to gain attractive revenue streams and expand and differentiate their product offerings with innovative marketing programs.

Our GNS arrangements fall into the following three main categories: Independent Operator Arrangements, Network Card License Arrangements and Joint Venture Arrangements.

Independent Operator Arrangements. The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2013, we had 65 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in countries in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the country, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO partners are licensed to issue local currency Cards in their countries, including the American Express classic Green, Gold, Platinum and Centurion Cards. In addition, most of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Card Member billings, foreign exchange conversion revenue, royalties on charge volume at merchants, share of discount revenue and, in some partnerships, royalties on net spread revenue or royalties on Cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Card Member and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

We bear the credit risk arising from the IO partner’s potential failure to meet its settlement obligations to us. This exposure arises when their Card Members make purchases at merchants on the American Express network or use the Card for cash advances at ATMs and we submit such transactions to the IO partner for settlement. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an IO partner’s credit rating and other indicators of financial health, we may require an IO partner to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of countries where we have entered into IO arrangements include Brazil, Colombia, Croatia, Indonesia, Malaysia, Peru, Portugal, Russia, South Africa, South Korea, Turkey and Vietnam. Through our IO partnerships, we believe we can accelerate growth in Card Member spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements. The second type of GNS arrangement is known as a network Card license (“NCL”). At the end of 2013, we had 79 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain share in countries in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Card Members, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Card Members), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point of sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in Australia, Japan, the United Kingdom and the United States.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Card Member spending, royalties, currency conversions and licensing fees paid by the NCL issuer and fees charged to the NCL issuer based on charge volume, plus our provision of value-added services such as Card Member insurance products and other Card features and benefits for the NCL issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Card Member fraud risks, and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL issuer’s potential failure to meet its settlement obligations to us. This exposure arises when their Card Members make purchases at merchants on the American Express network or use the Card for cash advances at ATMs and we submit such transactions to the NCL partner for settlement. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an NCL issuer’s credit rating and other indicators of financial health, we may require an NCL issuer to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Wells Fargo in the United States, Lloyds Bank in the United Kingdom and Westpac Banking Corporation in Australia.

Joint Venture Arrangements. The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland and Belgium, as well as in other countries. In these countries, we join with a third party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to accept Cards on the American Express network and issues local and U.S. dollar-denominated currency Cards that carry our logo. In a JV arrangement, the JV is responsible for the Card Member credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, Card fees and net spread revenues. The economics of the JV are similar to those of our proprietary Card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, American Express Overseas Credit Corporation Limited, purchases Card receivables from certain of the GNS JVs from time to time.

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

Our objective is for Card Members to be able to use the Card wherever and however they desire, and to increase merchant acceptance in key geographic areas and industries that have not traditionally accepted the Card. We add new merchants to our network through a number of sales channels: an in-house sales force; third-party sales and service agents; third-party acquirers; aggregators; strategic alliances with banks and processors; the internet; telemarketing; and inbound “Want to Honor” calls (i.e., where merchants desiring to accept the Card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

We continued expanding our integrated American Express OnePoint® program in 2013 by adding third-party agents to service many of our small- and medium-sized merchants in the United States. Under this program, third-party service agents identify potential new merchants and provide payment processing services to merchants on our behalf for Card transactions, while we retain the Card acceptance agreement with participating merchants, determine the merchant pricing, and receive the same transactional information we always have received through our closed-loop network. This program simplifies Card processing for small- and medium-sized merchants by providing them with a single source for statements, settlement and customer service. We have similar arrangements in Spain and Mexico.

During 2013, we also launched a program called OptBlueSM in order to expand Card acceptance by U.S. small merchants that have a projected American Express charge volume of less than $1 million per year. Under OptBlue, a third-party acquirer or processor will have the Card acceptance agreement with the merchant and determine the merchant pricing. Small merchants who sign up through OptBlue will be able to work with a single source — the third-party acquirer — for all the major card brands the merchant chooses to accept. OptBlue acquirers will provide relevant merchant data back to us so we can maintain our closed loop of transaction data.

GMS continues to expand the number of merchants that accept our Cards as well as the kinds of businesses that accept the Card in order to address Card Member needs. Over the last several years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64 percent of our U.S. billings came from the travel and entertainment sectors and 36 percent came from retail and other sectors. In 2013, only 26 percent of U.S. billings came from the travel and entertainment sectors. This shift resulted, in part, from the growth, over time, in the types of merchants that began to accept payment cards in response to consumers’ increased desire to use these cards for more of their purchases, our focus on expanding Card acceptance to meet Card Members’ needs, and increased competition for travel and entertainment sector spending.

During 2013, we continued our efforts to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, we have made headway in promoting Card acceptance in industries such as construction, industrial supply and insurance. We also continued our drive to expand Card acceptance among small merchants and for retail, everyday, online and business-to-business spending categories.

Globally, acceptance of general-purpose cards continues to increase. As in prior years, during 2013, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. We estimate that, as of the end of 2013, our merchant network in the United States accommodated more than 90 percent of our Card Members’ general-purpose card spending. Our international spend coverage is more limited, although we continue to expand our merchant network in locations outside the United States. We estimate that our international merchant network as a whole accommodated approximately 80 percent of our Card Members’ general-purpose card spending. These percentages are based on comparing our Card Members’ spending on our network currently with our estimate of what our Card Members would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

Discount Revenue

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount, or discount rate, is a fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the Charge amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which submits the transactions to the appropriate Card issuer. When a Card Member presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us. We may also charge additional fees to merchants, such as a variable fee for “non-swiped” Card transactions or for transactions using Cards issued outside the United States and used at merchants located in the United States.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the GNS Card issuer, who receives an issuer rate (i.e., the individually negotiated amount that GNS Card issuers receive for transactions charged on our network with Cards they issue, which is usually expressed as a percentage of the Charge amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the GNS Card issuer generates a return to us. In cases where American Express is the Card issuer and the merchant acquirer is a third party (which can be the case in a country in which the IO is the local merchant acquirer or in the United States under our new OptBlue program with certain third-party merchant acquirers), we receive an individually negotiated network rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue. By contrast with networks such as those operated by Visa Inc. (“Visa”) and MasterCard International, Inc. (“MasterCard”), there is no collectively set interchange rate on the American Express network and no fees are agreed or due between third-party banks or financial institutions on the network.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer and under an NCL arrangement where third-party financial institutions act as Card issuers:

The merchant discount we charge reflects the value we deliver to the merchant and the investments we make in providing that value. We deliver greater value to merchants as compared to our competitors in a variety of ways, including through higher spending by our Card Members relative to users of cards issued on competing card networks, our product and network features and functionality, our marketing expertise and programs, information services, fraud prevention services, our dedicated client management group, and other investments that enhance the merchant value propositions associated with acceptance of the Card.

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

In recent years, we experienced some reduction in our global weighted average merchant discount rate. The average discount rate was 2.51 percent and 2.52 percent for 2013 and 2012, respectively. Over time, changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives and other factors will likely result in further erosion of the average discount rate. In addition, differentiated payment models from non-traditional players in the alternative payments space (such as PayPal and Square) could pose challenges to our traditional payment model and adversely impact our average discount rate or our ability to access transaction data through our closed-loop network.

While we believe merchants that accept our Cards understand our merchant discount pricing in relation to the value provided, we do encounter merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of the Card. Our Card Members value the ability to use their Cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand, subject to local legal requirements, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in the United States. We make efforts to limit Card suppression by focusing on acquiring merchants where Card Members want to use the Card; continuing to enhance the value we provide to merchants through marketing programs such as our Small Business Saturday® event targeted to encourage Card Members to shop at small merchants; and providing earlier and more frequent communication of our value proposition. We have the right, when appropriate, to terminate Card acceptance agreements with merchants who seek to suppress the use of our Card products. We have a client management organization dedicated to growing our merchants’ businesses and finding ways to enhance the effectiveness of our relationships with these key business partners. Most importantly, we recognize that it is the merchant’s choice whether or not to accept American Express Cards and that all merchants have numerous options given the intense competition from new and traditional forms of payment. Therefore, we dedicate substantial resources to delivering superior and differentiated value to attract and retain our merchants.

The laws of a number of states in the United States prohibit the surcharging of credit card purchases. Conversely, there are certain countries in which surcharging is specifically permitted, such as Australia and certain countries in the European Union. The settlement by MasterCard and Visa of a U.S. merchant class litigation, which received final Court approval in December 2013, required, among other things, MasterCard and Visa to permit U.S. merchants, under certain terms and conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit card transactions. Where permitted by local law, our Card acceptance agreements generally include a provision under which the merchant agrees not to discriminate against the Card, such as by surcharging higher amounts on purchases with the Card than on purchases with any other cards the merchant accepts or by imposing a surcharge only on Card purchases, but not on purchases made with other cards. We do not prohibit merchants from offering discounts to customers who pay with cash, check or inter-bank transfers (i.e., Automated Clearing House or “ACH”). In addition, we do not prohibit U.S. merchants from offering discounts or in-kind incentives to customers who pay with particular forms of payment, in accordance with the provisions of Dodd-Frank.

In December 2013, we announced the proposed settlement of U.S. merchant class action lawsuits under which we would change our U.S. Card acceptance agreement provisions to permit merchants to surcharge American Express charge and credit Card transactions no more than the surcharge on other charge and credit cards or other forms of payment the merchant accepts, other than cash, checks, debit cards or inter-bank transfers. While we continue to believe surcharging is not a customer-friendly practice, this proposed settlement provides merchants with additional flexibility, while protecting our Card Members against discriminatory treatment and fees. We will not be required to put these contract changes into effect any sooner than the date that the settlement agreement receives final approval, including any appeal period. For more detail on the proposed settlement, see “Legal Proceedings” below, and for information on the potential impacts of surcharging on our business, see “An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations” in “Risk Factors” below.

Enhancing Merchant Satisfaction

GMS is focused on understanding and addressing factors that influence merchant satisfaction, including developing and executing programs that increase Card usage at merchants, using technology resources and innovative marketing tools such as social media, and applying our closed-loop capabilities and deep marketing expertise. In the United States, we also offer our merchants a full range of point-of-sale solutions, including integrated point-of-sale terminals, software, online solutions and direct links that allow merchants to accept American Express Cards (as well as credit and debit cards issued on other networks and checks). Virtually all proprietary point-of-sale solutions support direct processing by (i.e., direct connectivity to) American Express, which can lower a merchant’s cost of Card acceptance and enhance payment efficiency.

Our closed-loop network and relationships allow us to analyze merchant data and information on Card Member spending. This enables us to offer a range of targeted marketing services, network capabilities and special offers for the benefit of merchants and Card Members through a variety of channels. At the same time, we protect the confidentiality of Card Member information in compliance with applicable privacy, data protection and information security laws, rules and regulations (hereinafter, “Privacy, Data Protection and Information Security Laws”), our privacy, data protection, information security and firewall policies, and other applicable legal requirements. We also work closely with our Card-issuing and merchant-acquiring partners to maintain the information that supports key elements of this closed loop, providing value to Card Members and merchants.

In 2013, we continued to connect merchants and Card Members via our proprietary Card Sync technology and Smart Offer APIs. We expanded the benefits of connecting an American Express Card with Twitter to enable Card Members who connect their eligible Cards to use special Twitter #hashtags to make purchases.

We offer fraud prevention services to merchants for transactions on the American Express network, and our subsidiary, Accertify, Inc., which we acquired in November 2010, is a leading provider of solutions that help merchants combat fraudulent online and other card-not-present transactions. Accertify provides a hosted software application that offers an extra level of security for transactions on any of the major payment networks, including American Express, Visa, MasterCard, Discover and PayPal, or using any other alternative payment method. Accertify also offers merchants the option to outsource their end-to-end fraud management process to Accertify and provides other value-added services.

We also offer Merchant Financing, a set of financing products that provides qualified merchants with access to a convenient, attractively priced source of financing for their business needs through their relationship with American Express. The financing offered is a commercial loan, which is repaid automatically through the merchant’s daily Charge submissions and accompanied by low fixed fees.

We continue to focus our efforts in areas that make use and acceptance of the Card more secure and convenient for merchants and Card Members. We participate in standard-setting bodies, such as EMVCo and PCI Security Standards Council, LLC, designed to help drive secure and interoperable payments globally. Our goal is to make it easier for merchants to accept our Cards, for Card Members to have seamless experiences at the point of sale, and for issuers and acquirers that have more than one network relationship to have uniform technology standards across their card products and platforms. These efforts are particularly important as emerging technologies enabled on contactless cards, mobile phones and new payment devices offer consumers new, convenient ways to pay for their purchases. For example, we offer a contactless payment feature embedded in certain Cards, which can provide speed and convenience for making everyday purchases with merchants such as Transport for London, which now accepts contactless payment cards on all of London’s 8,500 buses. During

2013, we announced, along with Visa and MasterCard, a proposed framework for a new global standard to enhance the security of digital payments and simplify the purchasing experience when shopping on a mobile phone, tablet, personal computer or other smart device by replacing traditional account numbers with digital payment “tokens” for online and mobile transactions. The proposed standard, which will be developed and administered by EMVCo, would seek to reduce fraud in the evolving payments landscape by providing an additional layer of security and eliminating the need for merchants, digital wallet operators or others to store account numbers.

Billing Disputes

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Card Member and a merchant is settled in favor of the Card Member. Drivers of this liability are returns in the normal course of business, disputes over fraudulent Charges, the quality or non-delivery of goods and services, and billing errors. Typically, we offset the amount due to the Card Member against payments for the merchant’s current or future Charge submissions. We can realize losses when a merchant’s offsetting Charge submissions cease, such as when the merchant decides to no longer accept the Card or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by establishing reserves of Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant, requiring the merchant to secure a letter of credit or a parent company guarantee, or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies in accordance with relevant accounting rules.

Global Network & Merchant Services — Competition

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

The principal competitive factors that affect the network and merchant service businesses include:

•	The number of cards-in-force and amount of spending on those cards

•	The quantity and quality of the establishments where the cards can be used

•	The economic attractiveness to card issuers and merchants participating in the network

•	The success of marketing and promotional campaigns

•	Reputation and brand recognition

•	Innovation and investment in systems, technology, product and service offerings, particularly in online and mobile commerce, including through partnerships with leading companies in the digital space

•	The quality of customer service

•	The payments industry expertise and capabilities that can be provided to partners in areas such as customer servicing, loyalty and data analytics

•	The security of customer and merchant information

•	The impact of court orders and litigation settlements, ongoing litigation, legislation and government regulation

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), electronic wallet providers, prepaid systems and systems linked to payment cards, and bank transfer models such as ACH and wire transfers.

New technologies, together with the portability provided by smartphones and tablets and evolving consumer behavior with social media and networking, are rapidly changing the way people interact with each other and transact business all around the world. Traditional and non-traditional competitors such as mobile telecommunications companies and aggregators are working to deliver digital and mobile payment services for both consumers and merchants. Competition remains fierce for capturing and maintaining online and mobile spend in the ever-increasing digital world, and alternative business models present a significant challenge. For example, aggregators like PayPal have the ability to provide payment services to merchants for multiple payment networks. In addition, new entrants to the digital payments space such as online, social media, telecommunications and technology companies represent additional competitive and potentially disintermediating factors in the card payment industry given the scale of their customer relationships, large cash reserves and other resources available to develop new platforms and technologies, and their strategies to use payments as a tool to support other sources of revenue.

To the extent alternative payment mechanisms and systems, such as aggregators, continue to expand successfully, discount revenues and potentially other revenues, as well as our ability to access transaction data through our closed-loop network, could be negatively impacted. In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, merchants with recurring billing models actively seek to switch customers to payment through direct debits from bank accounts, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online. For a further discussion of the competitive environment in the emerging payments area, see “Enterprise Growth Group — Competition” under “Corporate & Other” below.

Some of our competitors have attempted to replicate our closed-loop functionality. During the first quarter of 2013, for example, JPMorgan Chase announced it would partner with Visa to develop Chase Merchant Services. Efforts by some card networks, payment providers and non-traditional competitors to replicate the closed loop reflect both its continued value and the intensely competitive environment in which we operate.

In some countries outside the United States, third-party processors and some acquirers offer merchants the capability of converting payment card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice, known as “dynamic currency conversion,” reduces or eliminates revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. While we are starting to see more activity related to this practice, it is still not widespread. Our policy generally requires merchants to submit Charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Card Member’s billing currency.

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” below for further discussion of the potential impact of competition on our business.

Global Network & Merchant Services — Regulation

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting GNS’ arrangements with banks and qualifying financial institutions, because such banks and institutions generally are already authorized to issue general-purpose cards and, in the case of our IO arrangements, to operate merchant-acquiring businesses. Accordingly, our GNS partners have generally not had difficulty obtaining appropriate government authorization in the countries in which we have chosen to enter into GNS arrangements. As a service provider to regulated U.S. banks, our GNS business is subject to review by certain federal banking regulators, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”).

As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As aggregators and other third parties add merchants to the American Express network, we have expanded our due diligence to review the AML and “know your customer” policies and controls of those third parties, and retain the right to require termination of merchants’ Card acceptance under appropriate circumstances. Since American Express Company and TRS are each bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. For additional information about our regulatory status, see “Supervision and Regulation” below.

Over the last decade, legislators and regulators in a number of countries have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers on certain card networks and the fees merchants are charged for card acceptance, as well as the rules and contracts governing merchant acceptance. The interchange fee, which is the collectively-set fee paid by the merchant acquirer to the card issuing bank in “four-party” payment networks like Visa and MasterCard, is generally the largest component of the merchant service charge payable by merchants for debit and credit card acceptance in these systems. By contrast, the American Express network does not have such interchange fees. For this reason, as well as the fact that Visa and MasterCard are the dominant card networks, regulatory focus has primarily been on such “four-party” payment networks. However, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could ultimately affect all networks as well as adversely impact consumers. Among other things, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In certain countries where regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of these regulation-driven changes in the marketplace, we reduced our own merchant discount rates in Australia over time, although we have been able to increase billed business and the number of merchants accepting our Cards. We have seen selective, but increasing, merchant surcharging on our Cards in Australia in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging. The Reserve Bank of Australia changed the Australian surcharging standards beginning March 18, 2013 to allow us and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” This could lead to an increase in the number of merchants that differentially surcharge American Express Cards.

In the United States, Dodd-Frank gave the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers for electronic debit transactions (which include transactions using a debit card or general-use prepaid card) and to enforce a statutory requirement that such fees be “reasonable and proportional” to the cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention, as well as to prohibit exclusive network routing restrictions for electronic debit transactions. Reloadable general-use prepaid cards (but not those marketed or labeled as gift cards or gift certificates) are exempt from the interchange fee limitations provided they meet certain requirements. The Federal Reserve’s rule provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for its prepaid cards, and is therefore not a “payment card network” as that term is defined and used for the specific purposes of the rule. As a result, American Express is not subject to this rule with regard to the prepaid cards it issues. A court case challenging the Federal Reserve’s debit interchange and routing rules alleges the interchange fees were set too high and the routing regulations are insufficient to provide the choices required by the law. See “The Dodd-Frank Wall Street Reform and Consumer Protection Act may continue to have a significant adverse impact on our business, results of operations and financial condition” in “Risk Factors” below for further discussion of the potential impact resulting from the implementation of the Federal Reserve’s rule.

Additionally, Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit card, provided that offers to encourage debit or credit card payments do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of Dodd-Frank, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment with lower fees, such as debit cards, which could adversely affect our revenues and profitability.

In January 2012, the European Commission (“EC”) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The EC completed the consultation process and on July 24, 2013, issued its recommendations, which included draft legislation now under consideration within the European Parliament and Council (the “EU Payments Package”). The EC’s recommendations included a number of proposals that would likely have significant impact across the industry and would apply either in whole or in part to us. The proposed changes include:

•

Price caps — The EC proposed capping interchange fees at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards. Although we do not have interchange fees like four-party networks such as Visa and MasterCard have, the caps would be deemed to apply to elements of the financial arrangements agreed between us and each GNS partner in the EU. The discount rates we agree with merchants would not be capped, but the interchange caps could exert downward pressures on merchant fees across the industry, including our discount rates. The EC would exclude commercial card transactions generally from the scope of these caps.

•

Network rules on card acceptance — The EC proposed to prohibit honor-all-cards and anti-steering rules across all card networks. In addition, the draft proposals sought harmonization of surcharging rules so that, across the EU, transactions that are subject to the interchange caps may not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost.

•

Network licensing — The EC proposed to require all networks, including three-party payment networks that operate with licensing arrangements, which would include our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution could qualify to be licensed to operate on the network. In addition, the scope of network licenses would be required to cover the entire EU. These requirements are inconsistent with the flexibility and discretion that we have had to date in deciding when, where and with whom to grant a license in the GNS business.

•

Separation of network processing — The EC proposed to require card networks to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This proposal does not apply to three-party payment networks, such as American Express, but may be deemed applicable in situations where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network. Further clarification of the applicability of this requirement is needed where, as with GNS, licensing arrangements do not give rise to inter-bank transactions or relationships.

The proposed EU Payments Package is currently subject to debate and amendment by the European Parliament and Council in a complex legislative process and will also involve the EC. It is too early to assess the exact scope and impact of any final legislation.

The Payment Services Directive (“PSD”) prescribes common rules across the European Union for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the PSD is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the PSD permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the Member States are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the Netherlands and Spain permitting it and other countries such as France, Italy and Sweden prohibiting it. All Member States permit merchants to offer discounts for particular forms of payment. In 2012, the EC commenced a review of the PSD, and its recommendations were included in the proposed EU Payments Package discussed above.

The PSD complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA involves the adoption of new, pan-European technical standards for cards and card transactions. Compliance with the PSD, SEPA and related requirements has involved significant costs to implement and maintain. In addition, the Consumer Rights Directive (“CRD”) prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance in those Member States that permit surcharging pursuant to the PSD. The CRD provides no guidance to merchants on how to assess the cost of acceptance or take into account the relative value of different payment methods. A cost-based limit on surcharging could result in merchants imposing higher surcharges on American Express transactions if, in the absence of clear guidance, merchants take the position that the cost of American Express acceptance is higher than other payment cards. These elements of the CRD may be superseded by proposals now under consideration as part of the EU Payments Package discussed above.

Regulators in Australia, Brazil, Canada, Hungary, Italy, Mexico, New Zealand, Poland, Switzerland, the United Kingdom, Venezuela and the European Union, among others, have conducted investigations into, or initiated proceedings with respect to, interchange fees that are ongoing, concluded or on appeal. For example, in December 2007 the EC ruled that MasterCard’s multilateral interchange fees (“MIF”) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices, which was upheld by the European General Court in 2012. In 2008, the EC opened formal antitrust proceedings against Visa Europe Limited in relation to Visa’s MIFs for cross-border consumer card transactions within Europe. In 2010, the EC accepted Visa Europe’s pledge to cut its cross-border debit card MIF to 20 basis points for four years and in May 2013 the EC published for comment Visa Europe’s proposed commitments to cut its cross-border credit card MIF to 30 basis points and change its rules on how cross-border interchange is applied.

In some countries in Asia, governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act 2007 to regulate the membership and operations of card networks. In Indonesia, bank regulations require participants in a card payment and settlement business to obtain a license and establish a local legal entity. Governments in some countries also provide resources or protection to select domestic payment card networks. The development and enforcement of these and other similar laws, regulations and policies in international markets may adversely affect our ability to compete effectively in such countries and extend our global network.

U.S. CARD SERVICES

As a significant part of our proprietary Card-issuing business, our U.S. banking subsidiaries, Centurion Bank and AEBFSB, issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Card Members and other consumers, complements our core Card business.

The proprietary Card business offers a broad set of Card products to attract our target customer base. Core elements of our strategy are:

•	Focusing on acquiring and retaining high-spending, creditworthy Card Members

•	Designing Card products with features that appeal to traditional and newer customer segments

•	Using strong incentives to drive spending on our various Card products and generate loyal customers, including our Membership Rewards® program and other rewards features

•	Participating in loyalty programs such as Delta SkyMiles, sponsored by our co-brand and other partners, to drive spending

•	Developing and nurturing wide-ranging relationships with co-brand and other partners

•	Promoting and using incentives for Card Members to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories

•	Providing solutions to support the everyday business operations of our small business customers

•	Providing exceptional customer service

•	Providing opportunities to drive spending and loyalty programs in digital channels

In August 2013, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express #1 in overall customer satisfaction among the top 10 largest card issuers in the United States, for the seventh consecutive year.

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express® Green Card, the American Express® Gold Card, the Platinum Card® and the Centurion® Card, as well as small business charge Cards. We also offer revolving credit Cards such as Blue from American Express®, Blue Cash Everyday® Card from American Express, Blue Sky from American Express® and, for small businesses, Blue for Business® Credit Card and SimplyCash® Business Card. In addition, we offer a variety of Cards sponsored by and co-branded with other corporations and institutions for consumers and small businesses, such as the Delta SkyMiles Credit Card from American Express, TrueEarnings® Card from Costco and American Express, Starwood Preferred Guest Credit Card from American Express, JetBlue Card from American Express, Hilton HHonors Card from American Express and Lowe’s Business Rewards Card. For the year ended December 31, 2013, billed business from charge Cards comprised 58 percent of total U.S. Card Services billed business. We also offer deposit products directly to consumers through American Express Personal Savings.

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

Types of cards issued	• Consumer credit Cards • Consumer charge Cards (including co-brand charge Cards)	• Consumer credit Cards (including all co-brand credit Cards) • Consumer charge Cards (including co-brand charge Cards) • All OPEN® credit and charge Cards
Card marketing methods	Primarily direct mail, online and other remote marketing channels	• Direct mail, online and other remote marketing channels • In-person marketing, including by third-party co-brand partners
Deposit Programs	Deposits obtained only through third-party brokerage channels	Deposits obtained through third-party brokerage channels and accepted directly from consumers
Risk-based capital adequacy requirements, based on Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios at December 31, 2013*	Well capitalized	Well capitalized

*

The risk-based capital standards for both the FDIC and OCC are substantively identical. Currently, a bank generally is deemed to be well capitalized if it maintains a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a Tier 1 leverage ratio of at least 5 percent. As of the phase-in of the Basel III capital rules on January 1, 2015, a bank will be deemed to be well capitalized if it maintains a common equity Tier 1 capital ratio of at least 6.5 percent, a Tier 1 capital ratio of at least 8 percent, a total capital ratio of at least 10 percent, a Tier 1 leverage ratio of at least 5 percent and a new supplementary leverage ratio of at least 3 percent. For further discussion regarding capital adequacy, including changes to capital adequacy rules, see “Financial Holding Company Status and Activities — Capital Adequacy” under “Supervision and Regulation” below.

Charge Cards

Our charge Cards, which generally carry no preset spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Card Member’s current spending patterns, payment history, credit record and financial resources. Card Members generally must pay the full amount billed each month. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no-preset spending limit and pay-in-full nature of these products attract high-spending Card Members.

The charge Cards also offer several ways for eligible U.S. Card Members to pay off certain of their purchases over time. The Sign & Travel® feature permits eligible U.S. Card Members to extend payment for airline tickets, cruise ship tickets and other travel items purchased with our charge Cards. The Extended Payment Option provides eligible U.S. Card Members the ability to extend payment for eligible Charges above a certain dollar amount.

Revolving Credit Cards

We offer a variety of revolving credit Cards that have a range of different payment terms, interest rate and fee structures, rewards programs, and Card Member benefits. Revolving credit Card products, such as Blue from American Express®, Blue Cash Everyday® Card from American Express, Blue Sky from American Express® and Blue for Business® Card, provide Card Members with the flexibility to pay their bill in full each month or carry a monthly balance on their Cards to finance the purchase of goods or services. Along with charge Cards and co-brand Cards, these revolving credit Cards promote increased relevance for our expanding merchant network.

Co-brand Cards

We issue Cards under co-brand agreements with selected commercial firms in the United States. Attaining attractive co-brand card partnerships is intensely competitive among card issuers and networks as these partnerships can generate high-spending loyal customers. The duration of our co-brand arrangements generally ranges from five to seven years. Card Members earn rewards provided by the partners’ respective loyalty programs based upon their spending on the co-brand Cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our co-brand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under co-brand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. In some cases, the partner is solely liable for providing rewards to the Card Member under the co-brand partner’s own loyalty program. As the issuer of the co-brand Card, we retain all the credit risk with the Card Member and bear the receivables funding and operating expenses for such Cards. The co-brand partner retains the risk associated with the miles, points or other currency earned by the Card Member under the partner’s loyalty program.

Card Pricing and Account Management

On certain Cards we charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards on which we assess finance charges for revolving balances. Depending on the product, we may also charge Card Members an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain optional services. We apply standards and criteria for creditworthiness to each Card Member through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, see “Risk Management” beginning on page 43 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards® Program

The Membership Rewards program from American Express allows Card Members to earn one point for virtually every dollar charged on eligible, enrolled American Express Cards, and then redeem points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and donations to benefit charities. A significant portion of our Cards by their terms allow Card Members to earn bonus points for purchases at merchants in particular industry categories. Points generally have no expiration date and there is no limit on the number of points one can earn. A large majority of spending by eligible Card Members earns points under this program. Membership Rewards program tiers are aligned with specific Card products to better meet Card Member lifestyle and rewards program usage needs. American Express Card Members participate in one of three Membership Rewards program tiers based on their credit or charge Card.

We believe our Membership Rewards point bank is a substantial asset and a competitive advantage. We continue to evolve Membership Rewards to provide innovative ways to use points. In 2013 we introduced a new “Use Points for Charges” feature in the American Express mobile app that gives eligible Card Members the option to use Membership Rewards points to pay for any eligible transaction above $1 once the charge appears on the Card Member’s statement. We also launched a new partnership with Verifone Systems, Inc. that enables eligible Card Members to use Membership Rewards points for their fares in certain New York City taxi cabs.

When a Card Member enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Card Member Charge volume, customer participation in the program and contractual arrangements with redemption partners. For more information on our Membership Rewards program, see “Critical Accounting Estimates — Liability for Membership Rewards Expense” appearing on page 47 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards continues to be an important driver of Card Member spending and loyalty. We believe, based on historical experience, Card Members enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have given our Card Members more flexibility in the use of their rewards points on a cost effective basis. We continue to seek to optimize the overall economics of the program and make changes to enhance its value to Card Members and to merchants. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Card Members and new marketing channels to reach these Card Members.

Card Member Special Services and Programs

Throughout the world, our Card Members have access to a variety of special services and programs depending on the type of Cards they have. Examples of these special services and programs, some of which are fee-based, include:

• Membership Rewards® program	• Online Account Management
• Global Assist® Hotline	• Online Year-End Summary
• Car Rental Loss and Damage Insurance	• Roadside Assistance
• Extended Warranty	• Advance Ticket Sales
• Purchase Protection	• Exclusive Access to Card Member Events
• Return Protection	• Business Platinum Office Program
• Emergency Card Replacement

As part of our effort to deliver additional value for existing Card Members, to provide services to our Card Members in places convenient to them and to attract new high-spending customers to American Express, we established American Express-branded airport lounges at two U.S. locations, Dallas/Fort Worth International Airport and McCarran Airport in Las Vegas, Nevada. Entry to the lounges is complimentary for Platinum Card and Centurion Card Members. In addition, we launched a multi-year partnership with ShopRunner to offer eligible Card Members free 2-day shipping at more than 80 online retailers. We also partnered with TripAdvisor to enhance the online Card Member experience by allowing Card Members in the United States, United Kingdom and Australia to connect their American Express Cards with their TripAdvisor profiles.

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading payment card issuer for small businesses (generally, firms with fewer than 100 employees and/or annual sales up to $10 million). American Express OPEN (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving payment and business needs, including:

•	charge and credit Cards

•	rewards on eligible spend and business-relevant rewards redemption options

•	travel and concierge services

•	business, retail and travel protections such as employee card misuse protection, purchase protection and baggage insurance

•	up to 10 percent discounts at select suppliers of travel, business services and products through OPEN Savings®

•	expense management tools and reporting

•	online account management capabilities

•	resources to help grow and manage a business through the award-winning community-driven website, OPEN Forum®

•	client managers for our top spending and higher revenue clients to support business growth

In 2013, we introduced ReceiptMatch(SM), a new feature that allows OPEN® Card Members to match images of Business Card receipts to transactions on their online statements.

In addition to the products and services outlined above, OPEN engages in advocacy efforts on behalf of U.S. small businesses. These advocacy efforts include our OPEN for Government Contracts: Victory in Procurement® program to help small businesses obtain government contracts, programs designed to help women entrepreneurs grow and sustain businesses, and our efforts to increase awareness of the importance of small businesses in our communities generally. For example, in 2013, we led the fourth Small Business Saturday®, a day to increase consumer awareness and patronage of local businesses and their role in the economy and local neighborhoods.

Card-Issuing Business — Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions that issue general-purpose charge and revolving credit cards (such as Bank of America, Capital One Financial, Citibank, Discover Financial Services and JPMorgan Chase). We also encounter competition from businesses that issue their own private label cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. In recent years, we have faced increasingly intense competition in the small business sector, as competitors have targeted OPEN’s customer base and our leadership position in providing financial services and other fee-based solutions to small businesses.

The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks. Competing card issuers offer a variety of products and services to attract cardholders, including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, services for small business owners, “teaser” promotional interest rates and rewards points for both credit card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders.

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

As the payments industry continues to evolve, we are also facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, that leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a further discussion of the evolving competitive landscape in the payments industry, see “Global Network & Merchant Services — Competition” under “Global Network & Merchant Services” above and “Enterprise Growth Group — Competition” under “Corporate & Other” below.

The principal competitive factors that affect the card-issuing business include:

•

The features and quality of the products and services, including customer care, rewards programs, partnerships, benefits and digital resources, provided to customers, and the costs associated with providing such features and services

•	The number, spending characteristics and credit performance of customers

•	The quantity, diversity and quality of the establishments that accept cards

•	The pricing, payment and other card account terms and conditions

•	The number and quality of other payment cards and other forms of payment, such as debit cards and electronic wallets, available to customers

•	Reputation and brand recognition

•	The level and effectiveness of advertising investments and marketing and promotional campaigns

•	The nature and quality of expense management data capture and reporting capability, particularly for small businesses

•	The ability to manage credit and interest rate risk throughout the economic cycle and implement operational and cost efficiencies

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” below for further discussion of the potential impact of competition on our business.

Financing Activities

The Company meets its funding needs through a variety of sources, including direct and third-party sourced deposits and debt instruments, such as senior unsecured debentures, asset securitizations, secured borrowing facilities and long-term committed bank borrowing facilities in certain countries outside the United States.

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (collectively, “Credco”) acquires or finances the majority of charge Card receivables arising from the use of corporate Cards issued in the United States and consumer and corporate Cards issued in certain countries outside the United States. Credco funds the acquisition or financing of receivables principally through the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables and consumer and small business charge card receivables, in part, through the sale of medium-term notes and by accepting consumer deposits in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Card Member receivables and loans is a major expense of Card operations.

There is a discussion of our securitization and other financing activities on pages 37-41 under the caption “Financial Review,” and Note 7 on page 80 of our 2013 Annual Report to Shareholders, which portions we incorporate herein by reference. In addition, see “Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” in “Risk Factors” below.

Deposit Programs

Centurion Bank and AEBFSB accept deposits from individuals through third-party brokerage networks. AEBFSB also accepts deposits directly from consumers through American Express® Personal Savings, a set of deposit products, including High-Yield Savings and Certificate of Deposit accounts. As of December 31, 2013, we had approximately $40.8 billion in total U.S. retail deposits. Our deposit-taking activities compete with those of other deposit-taking organizations that source deposits through telephone, internet and other electronic delivery channels, brokerage networks and/or branch locations. We compete primarily in the deposit sector on the basis of rates and our brand and its attributes.

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

In the United States, certain applicable federal and state Privacy, Data Protection and Information Security Laws govern the collection, use, sharing and safeguarding of customer information by financial institutions, including certain requirements related to security breach notification. Other countries in which we operate, including those in the European Union, also have certain applicable Privacy, Data Protection and Information Security Laws that govern the collection, use, sharing and safeguarding of customer information by financial institutions, in some cases more stringent than the requirements in the United States. U.S. federal law also regulates abusive debt collection practices. In addition, a number of U.S. states, the European Union and many foreign countries in which we operate have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). Bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. As stated above, since American Express Company and TRS are each bank holding companies, our business is also subject to certain activity restrictions under the BHC Act and to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of these and other regulations and legislation that impact our business, see “Supervision and Regulation” below.

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

The regulatory environment in which we operate has become increasingly complex and robust, and supervisory efforts to apply relevant laws, regulations and policies have become more intense. Internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination and additional restitution to Card Members, and may result in additional regulatory actions, including civil money penalties. In October 2012, the Company, TRS, Centurion Bank and AEBFSB reached settlements with several bank regulators relating to certain aspects of our U.S. consumer card practices. In December 2013, TRS, Centurion Bank and AEBFSB reached settlements with the FDIC, OCC and CFPB to resolve regulatory reviews of marketing and billing practices related to several credit card add-on products. AEBFSB’s settlement with the OCC replaced and terminated a public, written supervisory agreement with the Office of Thrift Supervision (“OTS”), which was then its primary federal banking regulator and continued to remain in effect following the transfer of supervision of AEBFSB from the OTS to the OCC. AEBFSB’s settlement with the OCC also replaced and terminated the public consent order with the OCC entered into in connection with the October 2012 settlements. For a further description of the settlements reached in December 2013, see “Legal Proceedings” below.

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

American Express Travel & Lifestyle Services

American Express Travel & Lifestyle Services is focused on delivering premium travel and related services to Card Members and other consumers in the United States and internationally. Services are provided through travel counselors, consumer travel websites in nine countries and the U.S. American Express Travel Representative Network (which consists of independently-owned travel agencies that license the American Express Travel brand).

The U.S. consumer travel website, amextravel.com, and our international websites offer a range of travel rates and discounts on airfares, hotels, car rentals, cruises and vacation packages, with offline customer service available. We also provide Card Members benefits in some countries, such as earning one extra Membership Rewards® point for each dollar spent when booking eligible travel using an American Express Card enrolled in the Membership Rewards program. In addition, Card Members are able to Pay with Points by redeeming Membership Rewards points for some categories of travel through our consumer travel websites, as well as through our travel and lifestyle counselors and the U.S. American Express Travel Representative Network.

Additional services are offered to Platinum and Centurion Card Members. These exclusive travel benefits include the International Airline Program, which offers savings on a ticket for a companion when an international business- or first-class ticket is purchased using an eligible American Express Card on over 20 airlines, and Fine Hotels & Resorts, a luxury hotel program offering value-added amenities.

During 2013, the U.S. Consumer Travel Network and international consumer travel and lifestyle servicing teams were combined to form one global business unit, American Express Travel & Lifestyle Services. Additionally, we sold our wholesale tour operator business, which included our wholly owned subsidiary Travel Impressions. The remaining American Express-owned travel service offices were also closed in 2013 in order to focus on interacting with consumers via phone, email or online.

American Express Travel & Lifestyle Services — Competition

American Express Travel & Lifestyle Services competes with a variety of competitors including traditional “brick and mortar” travel agents, travel agencies that provide travel benefits to consumers through credit card issuers and other competitors of our proprietary Card business, online travel agencies and travel suppliers that distribute their products directly via the internet or telephone-based customer service centers. In recent years we have experienced an increasing presence of “niche” players that are seeking to capitalize on the growth in the luxury travel segment by combining luxury travel offers with concierge-type services. Because the travel business is broad, we also compete with travel agencies that provide both consumer and business travel services. For more information about the competitive environment in the travel business, see “Global Business Travel — Competition” under “Global Commercial Services” below.

American Express Travel & Lifestyle Services — Regulation

American Express Travel & Lifestyle Services is subject to domestic and international laws applicable to the provision of travel services, including: licensure requirements; laws and regulations regarding airline passenger protections such as the Enhancing Airline Passenger Protections rule issued by the U.S. Department of Transportation; and laws and regulations regarding airline passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. American Express Travel & Lifestyle Services is subject to applicable Privacy, Data Protection, and Information Security Laws, including certain requirements related to security breach notification, in the United States and other countries in which we operate, including those in the European Union. In addition, since American Express Company and TRS are each bank holding companies, our business is also subject to certain activity restrictions under the BHC Act and to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For more information about the applicable activity restrictions under the BHC Act, see “Supervision and Regulation” below.

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those countries that we believe offer us the greatest financial opportunity. For a discussion of Cards issued internationally through our GNS partner relationships, see “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of a number of new or enhanced Card products during 2013. These are Cards that we issue, either on our own or as co-brands with partnering institutions. In 2013, among other new proprietary products, we announced or launched several new co-branded products, including Interjet in Mexico and Payback in Germany and India. We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. Also, as in the United States, we issue Cards internationally under distribution agreements with financial services institutions. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue Cards with some of the largest professional associations in that country. In Australia, affinity cards are a substantial part of our consumer lending portfolio.

As in the United States, the Membership Rewards® program is a strong driver of Card Member spending in the international consumer business. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and donations to benefit charities. In 2013, we continued to enhance our rewards programs in several countries, providing more flexibility in the way Card Members can use their rewards points and upgrading digital capabilities to give Card Members access to rewards through additional online channels as well as at the point of sale in select retail locations. We also offer the flexibility of payment for travel services by allowing International Consumer Card Members to use their Membership Rewards points to pay for their travel purchases and other charges in 15 countries outside the United States.

We continue to build on our strengths and look for further opportunities to increase our presence internationally. In 2011, we acquired a controlling interest in Loyalty Partner, a leading marketing services company known for the coalition loyalty programs it operates in Germany and Poland, and more recently in India, Mexico and Italy. Coalition loyalty programs enable consumers to collect rewards points from a variety of participating merchants through just one program. Loyalty Partner builds coalitions, such as its Payback® program, and offers loyalty cards good for discounts and rewards at participating coalition partners. Merchants fund the consumer offers and are responsible for the accumulated loyalty points, and Loyalty Partner earns revenue from operating the loyalty platform and by providing marketing support. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. Using these services, participating merchants are able to run targeted and tailored campaigns across various channels. Loyalty Partner has deepened our merchant relationships in certain countries, added approximately 60 million consumers to our international customer base and expanded our range of rewards and loyalty marketing services. It also provides us opportunities to offer American Express products and services to new customer segments and develop new co-brand products, such as the Payback co-brand products in Germany and India mentioned above.

International Card Services — Competition

Compared with the United States, consumers outside the United States use general-purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging-market countries only just beginning to transition to card usage in any meaningful way. Although our geographic scope is widespread, we generally do not have significant share in the countries in which we operate internationally. Our proprietary Card-issuing business is subject to competition from multinational banks, such as Banco Santander, Citibank and HSBC, as well as many local banks and financial institutions. We view Banco Santander and Citibank as our strongest competitors on a global basis, as they currently offer card products in a large number of countries.

International Card Services — Regulation

As discussed elsewhere in this report, regulators continued to propose and enact a variety of new regulatory changes to the payments industry during the course of 2013.

In Europe, the EU continued in its efforts to work towards greater harmonization on a number of fronts, in particular in relation to payments, AML, consumer rights, data protection and information security. These pan-European initiatives have been supplemented by a broad range of consumer protection and transparency initiatives at an individual Member State level.

In countries outside Europe, we have seen regulators initiate new regulations in relation to a number of key themes, particularly fairness (such as Canada), responsible lending (such as Canada, Mexico, New Zealand and Singapore), privacy and data protection (such as Australia, Canada, Mexico and Singapore) and financial crime.

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

We expect this activity to continue in 2014. We continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

In our Global Commercial Services (“GCS”) segment, we provide expense management and travel services to companies and organizations worldwide through our Global Corporate Payments and Global Business Travel businesses. American Express is a leading provider of corporate payment solutions and a leading travel management company for businesses worldwide.

GCS offers a wide range of expense management and travel-related products and services to companies worldwide, including:

•	A comprehensive offering of Corporate Card Programs, such as:

–	Corporate Cards: issued to individuals through a corporate account established by their employer and that many business Card Members use to manage travel and entertainment spending

–	Corporate Meeting Cards: provided primarily to corporate meeting planners as a tool to help companies control their meetings and events expenses

–	Business Travel Accounts (“BTAs”): centrally billed to and paid directly by corporate clients, BTAs are used by companies to pay for their employees’ travel expenses

•	A suite of Business-to-Business (“B2B”) Payment Solutions, including:

–	Corporate Purchasing Card: an account established by companies to pay for everyday and large-ticket business expenses such as office and computer supplies

–	vPayment: offers companies single-use virtual account numbers for business-related purchases and permits the processing of transactions with fraud controls

–	Buyer-Initiated Payments (“BIP”): an electronic solution for companies looking to automate their accounts payable processes

•	A variety of business travel-related products, services and solutions, including:

–	Travel Services: online, offline and on-the-go travel offerings tailored to client needs

–	Meetings & Events: a suite of solutions and tools to help organizations of all sizes gain control of and insight into their meetings spend and help mitigate risk

–	Advisory Services: a leading practice line offering tools and consulting to help companies maximize their travel program through corporate travel policy compliance and solution optimization

Global Corporate Payments

Global Corporate Payments (“GCP”) offers a range of payments and expense management solutions to companies worldwide through our Corporate Card Programs and Business-to-Business Payment Solutions. During 2013, we added or retained major Global Corporate Payments clients in the United States and internationally, including Consolidated Container, KPMG, McKesson, Mohawk Industries and Rogers Communications.

Corporate Card Programs

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel, entertainment and everyday business expenses and negotiate more effectively with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 64 countries and territories, and have Global U.S. dollar and Euro Corporate Cards available in 102 countries and territories. We also offer Corporate Cards issued through our GNS partner relationships in an additional 32 countries and territories. In 2013, we began issuing Corporate Cards with chip and signature technology to U.S. Corporate Card Members. Chip-enabled cards offer an extra level of transaction security by employing dynamic encryption technology, which makes it more difficult for unauthorized users to copy or access card information.

With the heightened focus on cost containment, many companies are interested in our Corporate Meeting Card program which helps businesses control meeting-related expenses. It allows clients to capture meeting spending, simplify the payment process and gain access to data that supports negotiations with suppliers.

American Express also partners with many other companies around the world to offer a number of co-brand Corporate Cards in various countries. To date, American Express has 13 Corporate Card co-brand partnerships issued in 14 countries and territories. These products, typically suited for mid-sized companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide), provide a range of rewards and benefits. GCP is focused on continuing to expand its business with mid-sized companies, which represent a significant growth opportunity. Businesses of this size often do not have a corporate card program; however, once enrolled, mid-sized companies typically put a significant portion of their business spending on the Corporate Card because they can gain control, savings and employee benefits.

GCP offers the Savings@Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provide companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services. Corporate Card Members can also take advantage of our Membership Rewards program to earn points that can be redeemed for air travel and hotel stays, as well as retail, home and recreation items. In select regions we also offer Corporate Membership Rewards that allows a company to earn points to redeem for enterprise-level rewards. Membership Rewards is an effective tool for encouraging Corporate Card usage, leading to greater expense control and savings.

Business-to-Business Payment Solutions

We offer a series of Business-to-Business Payment Solutions to help companies manage their spend. These solutions provide a variety of benefits to companies, including cost savings, process efficiency, improved cash flow and increased visibility on spend. In addition, our solutions offer control and security over business expenses. This type of spending by companies also helps to diversify our spend mix. The Corporate Purchasing Card helps large corporations and mid-sized companies manage their everyday spending. It is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment. We issue local currency Corporate Purchasing Cards in 29 countries. We also offer Corporate Purchasing Cards issued through our GNS partner relationships in an additional five countries.

vPayment, which offers companies single-use virtual account numbers, allows corporate clients to make payments with enhanced controls, data capture and reconciliation capabilities. Charges are authorized for a specified amount during a designated time window. The solution automates reconciliation, eliminates manual check requests and interfaces with a client’s enterprise resource planning, procurement and accounts payable systems. vPayment can be used as the form of payment throughout the stages of a typical procure-to-pay process.

Buyer Initiated Payments allows us to pay American Express merchants electronically on behalf of our clients, permitting our clients to have more control over their payments, extend their own days payable outstanding (or “float”), and increase their cash on hand. Examples of BIP purchases by our clients include hospital equipment, industrial supplies, and construction and building materials; airlines also use BIP for purchases of jet fuel. This solution is best suited for mid- to large-sized companies that want to convert from paper to electronic payments and optimize cash flow. BIP is currently available to companies in the United States, Canada and Australia. BIP Express, a Web-hosted version of BIP, is also available in Mexico and Germany.

Online Capabilities

GCP offers companies and individual Card Members the ability to manage their Corporate Card Programs, and offers companies the ability to manage their Business-to-Business Payment Solutions, on a 24/7 basis through a suite of secure Web-based online tools. American Express @ Work® provides clients’ authorized users online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their Corporate Card, Corporate Purchasing Card, BTA and Corporate Meeting Card accounts. Card Members can use the online Manage Your Card Account tool to manage their individual Corporate Card account. Business-to-Business Payment Solutions also offers clients the option to use online access to manage their vPayment and BIP solutions.

Global Corporate Payments — Competition

The corporate payments sector is dynamic and highly competitive, with much overlap between corporate and consumer payment cards and services and competition increasingly intense at both the payment provider and network levels. We are seeing increased product and price competition from payment providers, including larger regional and national banks. Customers are increasingly seeking payment products that integrate with their expense management tools and support electronic payment methods. With respect to competition at the network level, both Visa and MasterCard continue to support card issuers such as Citibank, JPMorgan Chase and U.S. Bank, including by improving data collection and reporting to meet customers’ requirements. In addition to product and price competition, other key competitive factors in the corporate payments business include global servicing capability, quality of data, and access to additional services, such as reporting and program management tools, and customer experience.

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

Global Business Travel

American Express Global Business Travel (“GBT”) offers globally integrated online, offline and mobile travel solutions, which are designed to help its clients service their traveling employees and manage and optimize their travel expenses. GBT has a presence in approximately 140 countries through its proprietary operations, joint ventures and an independent third-party network of American Express licensees. GBT provides the following services to its corporate clients, which include small to mid-size businesses, and large, multinational and global companies: full-service online and offline travel booking and reservation services and support; travel program management services; consulting services; and meetings and events management services. During 2013, we added or retained Global Business Travel clients in the United States and internationally, including Canadian Bank Note Company, European Commission, Fidelity National Financial, Inc., Lear Corporation and Western Union.

As announced during the third quarter of 2013, we plan to create a new joint venture for our GBT business. It is expected that GBT’s operations, business relationships and other assets would be held and operated by the joint venture. As presently contemplated, at the closing of the joint venture transaction we would maintain an approximate 50 percent ownership stake in the joint venture, while an investor group would own the remaining interest. The joint venture transaction is expected to create greater investment capacity for GBT to further enhance its suite of products and services, attract new customers and grow internationally. The proposed transaction remains subject to the execution of definitive agreements and receipt of regulatory and other approvals.

In 2013, we launched several new technology-related programs and capabilities to support our corporate clients, including a new mobile version of AX CONNECT®, our traveler tracking and alert management system that provides travelers with alerts and travel information customized to their travel itinerary directly to their mobile devices.

Global Business Travel — Competition

GBT continues to adjust to the shift of its clients’ preferences, and the resulting shift of some volume, from high-touch personal service to online channels and automated servicing tools. GBT also continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from airlines’ direct-to-consumer business, other travel suppliers, accredited in-house corporate travel agents and new entrants to the travel industry. Competition among travel management companies is mainly based on price, service, value creation, convenience, global capabilities and proximity to the customer.

For many years, consumer and business travel agencies (including travel management companies) have faced pressure on revenues from airlines, as most airlines have stopped paying “base” commissions to travel agents for tickets sold and significantly reduced other forms of travel agent compensation. Airlines have also made efforts to increase the number of transactions booked directly through their websites. These trends have reduced the revenue opportunities for travel management companies because they do not receive distribution revenue from transactions booked directly with the airlines. In recent years, the airline industry has undergone bankruptcies, restructurings, consolidations and other similar events including expanded grants of antitrust immunity to airline alliances. This antitrust immunity enables otherwise independent airlines to closely coordinate their international operations and to launch highly integrated joint ventures in transatlantic and other regions. These types of structural changes may result in additional challenges to travel management companies. For additional information concerning these issues, see “Risk Factors” below.

Overall, intense competition among travel management companies, the ongoing trends of increased bookings directly with airlines, the rise of low-cost carriers, ongoing reductions in or elimination of airline commissions and fees, and the shift of customer preferences to online channels and automated servicing tools continue to put pressure on revenue and profitability for travel agencies.

As noted above, because the travel business is broad, GBT also competes with travel agencies that provide both consumer and business travel services. See “American Express Travel & Lifestyle Services — Competition” under “U.S. Card Services” above for additional information on the competitive environment in the travel business.

Global Business Travel — Regulation

The GBT business is subject to domestic and international laws applicable to the provision of travel services, including licensure requirements; laws and regulations regarding airline passenger protections such as the Enhancing Airline Passenger Protections rule issued by the U.S. Department of Transportation; and regulations regarding airline passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. We are subject to applicable Privacy, Data Protection and Information Security Laws, including certain requirements related to security breach notification, in the United States and other countries in which we operate, including those in the European Union. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. In addition, since American Express Company and TRS are each bank holding companies, GBT is also subject to certain activity restrictions under the BHC Act and certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For more information about the applicable activity restrictions under the BHC Act, see “Supervision and Regulation” below.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group as well as other company operations. We also discuss information relevant to the Company as a whole in this section. Our publishing business, which had previously been included in Corporate & Other, was sold to Time Inc. on October 1, 2013.

As discussed in “Consolidated Capital Resources and Liquidity” on page 35 of our 2013 Annual Report to Shareholders, our corporate liquidity objective is to maintain access to cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet expected future financing obligations and business requirements for at least a twelve-month period, even in the event we are unable to raise new funds under regular funding programs during a substantial weakening in economic conditions. A large portion of the interest expense in Corporate & Other includes the interest expense related to maintaining this liquidity pool since all of our businesses benefit from the liquidity, as well as interest expense related to other corporate indebtedness.

Enterprise Growth Group

The Enterprise Growth Group was established to pursue new forms of payments and digital commerce that open American Express to new customer segments across the world. This includes driving adoption of our Serve® software platform, expanding alternative mobile and online payment services, growing our prepaid products, forming new partnerships and building new revenue streams beyond the traditional Card and travel businesses. We believe the assets we have, together with emerging technologies, can, among other things, provide us the capabilities to deliver products that offer a competitive and differentiated value proposition compared to alternative financial services, such as check cashers, money order services and traditional retail branch banks. The convergence of software platforms and increasing mobile phone penetration across the world provides an opportunity to deliver financial products and services that help new and existing customer segments move and manage their money.

Enterprise Growth offers a wide range of payment products, including American Express Serve, a full service reloadable prepaid card; Bluebird®, our alternative to checking/debit product with Walmart; other general purpose reloadable prepaid cards; single load prepaid cards, such as the American Express® Gift Card, rebate cards and B2B prepaid cards; and Travelers Cheques. In 2013, we re-launched the American Express Serve product with a free cash reloading network at over 14,000 locations and expanded capabilities including direct deposit, mobile check capture and personal financial management tools. As part of the re-launch, we introduced a $1 monthly fee, which will be waived if customers use direct deposit to load their Serve prepaid account or add $500 or more per month. We also expanded the funding capabilities of Bluebird during 2013 and announced that all funds in permanent Serve and Bluebird accounts are eligible for FDIC pass-through insurance.

We are able to leverage the Serve software platform to offer different capabilities and feature sets for a number of our payment products. The Serve software platform unifies multiple funding sources and payment options into a single account, enabling customers to load cash, pay bills, manage budgets, write pre-authorized checks, send peer-to-peer payments and pay for goods both offline and online. Customers can access their account online, via a mobile app, as well as by using a physical card to make purchases at merchants that accept American Express Cards. In addition to direct-to-consumer distribution of our payment products, we have established business relationships in the mobile and gaming spaces to drive adoption of the Serve software platform. For example, as a result of our partnership with the Lianlian Group, the mobile top-up company has leveraged the Serve software platform in connection with the processing of certain top-up transactions in nine provinces in China as of the end of 2013.

In addition, we have been selling the American Express® Travelers Cheque since 1891. Travelers Cheques are currently available in U.S. dollars and six foreign currencies. Sales of Travelers Cheques and net interest income from the Travelers Cheque investment portfolio continued to decline in 2013. We also issue general purpose reloadable prepaid travel cards denominated in U.S. dollars, euro and pound sterling in Australia, Brazil, China, India and South Africa and in U.S. dollars in the United States.

Enterprise Growth also manages LoyaltyEdge®, a private-labeled loyalty solution, our foreign exchange services and the online flash sales site, vente-privee USA LLC, a joint venture between American Express and vente-privee.com, Europe’s leader in online private sales. During 2013, LoyaltyEdge launched programs with Wells Fargo and First Bankcard, a division of First National Bank of Omaha, while expanding its suite of services to include analytics, marketing and point-earn management. Our foreign exchange services consist of retail and wholesale currency exchange services and our FX International Payments operation, a service that allows customers to make cross-border payments for goods and services.

Enterprise Growth Group — Competition

Our payment products compete with a wide variety of financial payment products including cash, foreign currency, checks, other brands of travelers checks, credit, charge, debit, prepaid and ATM cards, bank accounts, alternative financial services such as check cashing and money orders, store branded gift cards, other network branded cards and other payment accounts and services. The principal competitive factors vary depending on the type of product, but some are:

•	Number and location of merchants accepting the form of payment

•	Availability to the consumer of other forms of payment

•	Amount of fees charged to the consumer or merchant

•	Compensation paid to, and frequency of settlement by, selling outlets

•	Accessibility of sales and refunds for the products

•	Success of marketing and promotional campaigns

•	Ability to service the customer and/or merchant satisfactorily, including for lost or stolen instruments

•	Availability of the service via multiple access devices, including mobile

The alternative payments sector is particularly dynamic and highly competitive, with a variety of different competitors that offer or are developing payment systems in e-commerce and across mobile devices, and with frequent product introductions in response to evolving consumer habits and merchant needs. These competitors include traditional financial institutions, such as payment card issuers and networks, banking institutions, alternative financial services providers, and increasingly alternative payment providers, such as PayPal, Google Wallet and Square, as well as other non-traditional industry players, such as mobile operators, handset manufacturers, technology companies, retailers and other start-ups and new entrants to the payments industry. Partnerships are also being formed among various competitors, such as partnerships between PayPal and Discover or between Square and Starbucks, and merchant coalitions like the Merchant Customer Exchange (MCX). Among other services, these competitors provide or are seeking to develop digital payment and/or stored value capabilities that can be used to buy and sell goods online, that can make more efficient the movement and management of money, alternative point-of-sale systems that enable digital payments at the physical point of sale, and services that support payments to and from deposit accounts or proprietary accounts for digital, mobile commerce and other applications. A number of competitors rely principally on the internet, mobile devices, and wireless communication networks to support their services, and may enjoy lower costs than we do. Other competitors working to deliver digital and mobile payment services may have and may deploy substantially greater cash reserves and other financial resources than we have or may offer a wider range of services and capabilities than we offer. Other competitors may also have relationships and licenses that enable easier market entry, particularly in countries outside the United States. Consumer and merchant adoption is a key competitive factor and our competitors may develop platforms or technologies that become more widely adopted than ours. Micro-payments on social networks and emerging digital currency systems are relatively small today but have the potential to grow rapidly, representing the possibility for competition from these new payment forms and protocols. Competition will remain fierce as payment services and technologies continue to evolve.

Enterprise Growth Group — Regulation

As an issuer of prepaid cards and Travelers Cheques, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require issuers to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. We hold the funds received for prepaid cards and Travelers Cheques in accordance with applicable law, predominantly in highly rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations and bank deposit accounts. Many states examine licensees annually.

In addition, the Bank Secrecy Act, as amended by the Patriot Act, requires, among other things, the registration of travelers check issuers and the providers of foreign exchange services as “Money Service Businesses” and compliance with applicable AML recordkeeping and reporting requirements. Further, the Bank Secrecy Act requires that we maintain an effective AML program for prepaid products. Outside the United States, there are varying licensing and AML requirements, including some that are similar to those in the United States.

Prepaid card and travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws, under which such issuers must pay to states the face amount of any travelers check or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product. In recent years, a number of states have passed legislation establishing shorter periods for travelers checks and/or prepaid cards, often with retroactive application. We have challenged, and intend to continue to challenge, what we believe are significant defects in these laws, which can have a significant impact on our Travelers Cheques and prepaid cards business in the states in which they are enacted.

More generally, we continuously monitor state legislative activity concerning any of our prepaid offerings. In certain states where regulation continues to restrict fees and has made it unprofitable for us to offer prepaid cards, we have either limited or withdrawn from selling in these states.

The Global Services Group

The Global Services Group (“Global Services”) was created to heighten the Company’s focus on customer service and to ensure all business operations are managed as effectively and efficiently as possible. We have organized support functions by process rather than business unit, which the Company believes serves to streamline costs, reduce duplication of work, better integrate skills and expertise, and improve customer service.

Global Services comprised principally the following divisions:

World Service

Our U.S. and international service organizations are consolidated under World Service. Our customer service units have worked over a number of years to ensure outstanding service to customers, while at the same time improving operating margins. As mentioned above, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 10 of the largest card issuers in the United States for the seventh consecutive year.

Global Business Services

The Global Business Services division is a shared services organization that includes procurement, real estate, financial operations and processing, and business transformation. These internal process-driven activities are consolidated to simplify and standardize processes for increased quality, efficiency and cost savings.

Global Credit Administration

Global Credit Administration (“GCA”) is responsible for the end-to-end management of our credit, collections and fraud operations around the world. GCA aims to strike the right balance between helping Card Members in need through a range of repayment options, and taking actions to recover balances and limit exposure for American Express.

Technologies

We continue to make investments in our systems and infrastructure to allow faster introduction and greater differentiation of products, while maintaining the security of customer data. We also use technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the Card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Card Member information, the addition of new Cards to an account and resolving customer satisfaction issues.

We continue to devote resources to our technology platforms to ensure a high level of data integrity, information security, data protection and privacy. Our internal IT organization retains key technology competencies, such as information technology strategy and information security, while outsourcing most of our technology infrastructure management and application development and maintenance to third-party service providers. This enables us to benefit from third-party expertise and lower information technology costs per transaction. We continue our efforts to safeguard the data entrusted to us in accordance with our internal policies and applicable Privacy, Data Protection and Information Security Laws, as described under “Supervision and Regulation — Privacy and Data Protection” below.

We continue to leverage online channels to lower costs, improve service quality and enhance our business model. As of the end of 2013, customers had enrolled approximately 31 million accounts globally in our online account management capability at americanexpress.com. This service enables Card Members to review all of their card transactions online (whether via desktop, tablet or mobile device), pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online in accordance with applicable Privacy, Data Protection and Information Security Laws. We now have an online presence in 22 countries around the world, including Australia, Canada, France, Italy, Japan, Mexico and the United Kingdom. We also have a presence on social media networks, such as Facebook, Foursquare and Twitter, which provide us with another channel to communicate and interact with our Card Members.

SUPERVISION AND REGULATION

Overview

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and AEBFSB, including prescribing standards relating to capital, earnings, liquidity, stress tests, resolution planning, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, corporate governance, internal controls, information systems, risk management, internal audit systems, compensation, loan documentation, credit underwriting, asset growth and impaired assets, among other things. Such laws and regulations are intended primarily for the protection of our depositors and other customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or other creditors. Following the financial crisis of 2008, new laws and regulations were promulgated, and supervisory efforts to apply laws, regulations and policies have become more intense through increased examination scrutiny, heightened regulatory expectations regarding compliance and enforcement actions.

American Express Company and TRS are bank holding companies, and have elected to be treated as financial holding companies, under the BHC Act. As bank holding companies under the BHC Act, American Express Company and TRS are subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. depository institution subsidiaries with respect to the supervision and regulation of those institutions. Banking regulators have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. The Company and its subsidiaries, including Centurion Bank and AEBFSB, also are subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with certain federal consumer financial laws, including, among other laws, the CFPA and the TILA. See “Card-Issuing Business and Deposit Programs — Regulation” within “U.S. Card Services” above for additional information about the regulation and review of consumer financial products and services.

Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related regulations and rules of the SEC and the New York Stock Exchange. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement), as well as the enforcement of both existing and new laws and regulations, could materially adversely affect our financial condition or results of operations. In addition to the discussion in this section, see “Risk Factors—Legal and Regulatory Risks” below for a further discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

Financial Holding Company Status and Activities

The BHC Act limits the non-banking activities of bank holding companies. The activities of bank holding companies that have not elected to be treated as “financial holding companies” are restricted to those activities that the Federal Reserve has determined are “so closely related to banking as to be a proper incident thereto.” An eligible bank holding company may elect to be treated as a financial holding company, which is authorized to engage in a broader range of financial activities. A financial holding company may engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior Federal Reserve approval) complementary to a financial activity and that does not pose a substantial risk to the safety or soundness of a depository institution or to the financial system generally. As a financial holding company, American Express engages in various activities permissible only for a bank holding company that has elected to be treated as a financial holding company including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services.

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

Dodd-Frank prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule. The final rules are highly complex, and many aspects of their application remain uncertain. The final rules also require that large bank holding companies, such as the Company, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. We are continuing to evaluate the effects of the final rules, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention.

See “Our business is subject to significant and extensive government regulation and supervision, which could adversely affect our results of operations and financial condition” in “Risk Factors” below.

Heightened Prudential Requirements for Large Bank Holding Companies

Dodd-Frank imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, including the Company, and requires the Federal Reserve to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk management requirements, resolution plans (referred to as “living wills”), stress tests, early remediation, credit exposure reporting and concentration. The Federal Reserve has discretionary authority to establish additional prudential standards on its own, or at the recommendation of the Financial Stability Oversight Council (“FSOC”), regarding contingent capital, enhanced public disclosures, short-term debt limits and otherwise as it deems appropriate. Because the Federal Reserve may, on its own volition or in response to a recommendation by the FSOC, tailor the application of these enhanced prudential standards to specific companies, including the Company, the ultimate impact of these enhanced standards on the Company is not certain and may change in the future depending on the application of these standards to us and other participants in the financial services industry.

The Federal Reserve has issued several proposed and final rules under its authority to establish such enhanced prudential standards for large bank holding companies, including the stress testing and capital adequacy rules discussed below. In addition, on February 18, 2014, the Federal Reserve approved a final rule implementing several heightened prudential requirements, including the following:

•

Enhanced Liquidity Management Standards: The Federal Reserve’s rule focuses on prudential steps to manage liquidity risk, which comprehensively detail liquidity risk management responsibilities for boards of directors and senior management, and require, among other things, maintenance of a liquidity buffer, consisting of assets meeting certain standards, that is sufficient to meet projected net cash outflows and projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios. To complement these liquidity standards, the Federal Reserve and the other federal banking regulators issued a proposed rule in October 2013 to implement the liquidity framework derived from the international liquidity standards incorporated into the Basel III framework. See “Capital Adequacy — Liquidity Ratios under Basel III” below.

•

Enhanced Risk Management Requirements: Bank holding companies with $50 billion or more in consolidated assets, and publicly traded bank holding companies with $10 billion or more in consolidated assets, are required to establish a dedicated risk committee reporting directly to the company’s board of directors, comprised of members of the bank holding company’s board of directors, which would review and approve the enterprise-wide risk management policies of the company. The risk committee is required to have an appropriate number of independent directors, at least one risk management expert and oversight of the operation of an enterprise-wide risk management framework commensurate with the company’s capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and is subject to certain governance provisions set forth in the rule. Such bank holding companies, including the Company, are also required to appoint a Chief Risk Officer. We have already established such a risk committee and appointed a Chief Risk Officer.

While the final rule adopted by the Federal Reserve largely implements the December 2011 proposals regarding liquidity and risk management, the final rule does not address the Federal Reserve’s proposals regarding single counterparty credit exposure or early remediation requirements. We are continuing to review the final rule and assess its impact on our operations. Under the terms of the final rule, we are generally required to fully comply with liquidity management and risk management requirements as of January 1, 2015.

Stress Testing

As part of its implementation of the enhanced prudential requirements of Dodd-Frank, the Federal Reserve issued rules relating to supervisory and company-run analyses of certain large bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions (so-called “stress tests”). The Federal Reserve applies its stress tests rules and its capital planning requirements, discussed in “Capital Planning” below, on a consolidated basis:

•

Supervisory Stress Testing: The Federal Reserve must conduct annual stress tests of bank holding companies with at least $50 billion in total consolidated assets, such as the Company. Under this rule, the stress tests use a minimum of three economic and financial scenarios generated by the Federal Reserve (baseline, adverse and severely adverse), and are based on methodologies and data that the Federal Reserve makes available to companies no later than November 15 of each year. A summary of results of individual stress tests will be made public by the Federal Reserve on a company-specific basis.

•

Company Stress Testing: Bank holding companies with at least $50 billion in total consolidated assets, such as the Company, are also required to conduct a similar stress test on a semiannual basis. A summary of the results of each of these tests must be publicly disclosed.

The FDIC and the OCC have also issued rules consistent with the Federal Reserve’s regulations governing company-conducted stress testing to implement annual company stress testing requirements applicable to certain banking organizations, including Centurion Bank and AEBFSB. Centurion Bank and AEBFSB will be required to report the results of their stress tests in 2015.

Capital Planning

Bank holding companies with $50 billion or more in total consolidated assets, including the Company, are required to develop and maintain a so-called “capital plan,” and to submit the capital plan to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (“CCAR”) process. The capital plan must cover a “planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan) and include the following components:

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

Each capital plan must consider a minimum of four planning scenarios, including separate baseline and stressed scenarios developed by the bank holding company and the Federal Reserve. The severely adverse stress scenario developed by the Federal Reserve for the 2014 process is designed to represent an outcome that, in the opinion of the Federal Reserve, is unlikely, but could occur if the U.S. economy were to experience a deep recession while at the same time economic activity in other major economies were also to contract significantly. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s approval or non-objection to our capital plan under both quantitative and qualitative tests. Likewise, the Federal Reserve may limit our ability to take any capital actions should the Company fail to include any intended action in its capital plan.

A bank holding company’s board of directors, or a designated committee thereof, is required, at least annually, to review the “robustness” of the bank holding company’s process for assessing capital adequacy, ensure that any deficiencies are remedied and approve the capital plan.

In its review of the capital plan, the Federal Reserve will consider the plan’s comprehensiveness, the reasonableness of its assumptions and analysis, and the bank holding company’s methodologies for reviewing the robustness of the capital adequacy process and ability to maintain capital above minimum regulatory ratios under expected and stressful conditions throughout the planning horizon. In addition, the Federal Reserve will engage in a qualitative review of a bank holding company’s capital planning processes and procedures. Based on its overall review and the regulatory capital requirements described below, the Federal Reserve will either object or not object to the capital plan. The Federal Reserve has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans for approval. Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the Federal Reserve. If a bank holding company receives an objection to its capital plan, it must resubmit a revised plan within 30 days. Should the Federal Reserve object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions that the Federal Reserve has indicated non-objection to in writing.

The Federal Reserve has indicated that it intends to publish the results of its supervisory stress test for the portion of each bank holding company’s capital plan that relates to the adverse and severely adverse stress scenarios developed by the Federal Reserve. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.

Similar to last year, the Federal Reserve has noted that bank holding companies will have limited ability to adjust downward planned capital actions in light of stress test results. Should any adjustment occur, the Federal Reserve intends to publicly disclose the results of stress tests using both the original and adjusted 2014 capital plans. Additionally, in September 2013, the Federal Reserve issued an interim final rule amending its capital plan and stress test rules to clarify how bank holding companies with over $50 billion in total consolidated assets should incorporate the recently adopted New Capital Rules (as defined below) for the 2014 CCAR process and the supervisory and company run stress tests. Under the Federal Reserve’s interim final rule such bank holding companies, including the Company, must both: (1) project its regulatory capital ratios and meet the required minimums under the New Capital Rules for each quarter of the nine-quarter planning horizon in accordance with the minimum capital requirements that are in effect during that quarter, subject to appropriate phase-ins/phase-outs under the new rules; and (2) continue to meet the minimum 5 percent Tier 1 common equity ratio as calculated under the previously generally applicable risk-based capital rules.

On January 6, 2014, we submitted our capital plan to the Federal Reserve. We expect a response from the Federal Reserve during the first quarter of 2014.

Dividends

The Company and TRS, as well as Centurion Bank and AEBFSB, are limited by banking statutes, regulations and supervisory policy in their ability to pay dividends. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and AEBFSB, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. As described below under “Prompt Corrective Action,” the FDIA also generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal banking regulators could prohibit a dividend that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Dividend payments by the Company and TRS to shareholders are subject to the oversight of the Federal Reserve. It is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders generated over the past year and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. The Federal Reserve has indicated, however, that capital plans implying dividend payout ratios above 30 percent of projected after-tax net income will receive “particularly close scrutiny.” Moreover, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve could prohibit a dividend by the Company or TRS that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

Because the Company is a bank holding company with more than $50 billion in consolidated assets, its payment of dividends is subject to heightened regulatory requirements. The Company is required to include projected dividend payments in the capital plan required to be submitted to the Federal Reserve, discussed above under “Capital Planning,” and the restrictions imposed as part of the capital planning process will likely be the principal limitation on our ability to make capital distributions (including dividends and share repurchases). In addition, the Company generally is required to obtain prior approval from the Federal Reserve before it can make capital distributions, including dividend payments, under any of the following circumstances (regardless of whether the distribution is part of a capital plan to which the Federal Reserve has not objected):

•	the Company will not meet a minimum regulatory capital ratio or a Tier 1 common equity ratio of at least 5 percent after giving effect to the capital distribution;

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

Living Wills

In December 2013, we filed our initial plan for the rapid and orderly resolution of the Company under the Bankruptcy Code in the event of material distress or failure. Under rules adopted by the Federal Reserve and the FDIC pursuant to Dodd-Frank, we are required to update this plan annually and may be required to update it upon the occurrence of material changes in our business, structure or operations. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. If the Federal Reserve and the FDIC determine that our plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations, or ultimately be required to divest certain assets or operations to facilitate an orderly resolution.

Acquisitions and Investments

As a bank holding company with insured depository institution subsidiaries, we are subject to banking laws and regulations that limit our investments and acquisitions. In addition, acquisitions and investments may be subject to the prior review and approval of our regulators, including the Federal Reserve, the OCC and the FDIC. The banking agencies have broad discretion in evaluating proposed acquisitions and investments. In deciding whether to approve an acquisition, federal banking regulators may consider, among other factors, effects of the acquisition on competition, financial and managerial resources, and financial stability; future prospects, including current and projected capital ratios and levels; the competence and expertise of management and our record of compliance with laws and regulations; public benefits; the convenience and needs of the community and our depository institution subsidiaries’ record of compliance with the CRA; risks to the stability of the U.S. banking or financial system; and our effectiveness in combating money laundering.

Among other things, the BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of any class of the voting securities of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association (the Bank Merger Act requires regulatory approval before a bank subsidiary may make such an acquisition); or (3) it may merge or consolidate with any other bank holding company.

The Federal Reserve must approve certain additional capital contributions to an existing non-U.S. investment and certain direct and indirect acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank. Dodd-Frank requires bank holding companies with total consolidated assets equal to or greater than $50 billion to provide the Federal Reserve with written notice (which is largely tantamount to an approval process) prior to acquiring direct or indirect ownership or control of any voting shares of any company (other than an insured depository institution) that is engaged in financial activities described in section 4(k) of the BHC Act and that has total consolidated assets of $10 billion or more, subject to certain exceptions. Dodd-Frank also requires financial holding companies to obtain Federal Reserve approval prior to acquiring any non-bank company with total consolidated assets in excess of $10 billion.

Applicable federal and state laws also limit the ability of persons to invest in or acquire control of the Company without providing notice to or obtaining the approval of one or more of our regulators. The Change in Bank Control Act prohibits a person, entity, or group of persons or entities acting in concert, from directly or indirectly acquiring “control” of a bank holding company such as the Company, unless the Federal Reserve has been given prior notice and has not objected to the transaction. Under Federal Reserve regulations, the acquisition of 10 percent or more of a class of voting stock of the Company would generally create a rebuttable presumption of acquisition of control of the Company and require prior notice to and non-objection by the Federal Reserve. Additionally, under the BHC Act, any person or company is required to obtain the approval of the Federal Reserve before acquiring control of the Company, which, among other things, includes the acquisition of ownership of or control over 25 percent or more of any class of voting securities of the Company or the power to exercise a “controlling influence” over the Company. In the case of an acquirer that is a bank or bank holding company, the BHC Act requires approval of the Federal Reserve for the acquisition of ownership or control of any voting securities of the Company, if the acquisition results in the bank or bank holding company controlling more than 5 percent of the outstanding shares of any class of voting securities of the Company.

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

Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy

The Company, TRS, Centurion Bank and AEBFSB are required to comply with the applicable capital adequacy rules established by federal banking regulators. These rules are intended to ensure that bank holding companies and banks (collectively, “banking organizations”) have adequate capital given the level of assets and off-balance sheet obligations, and to minimize disincentives for holding liquid assets.

Since the late 1980s, the federal banking regulators’ capital adequacy rules have been based on accords agreed to by the Basel Committee on Banking Supervision (the “Basel Committee”). These frameworks include general risk-based capital rules applicable to all banking organizations based on the 1988 Capital Accord, known as Basel I, and risk-based capital rules applicable to banking organizations having $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures, known as advanced approaches institutions, based on the advanced internal ratings-based approach for credit risk and the advanced measurement approach for operational risk in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee in June 2006, known as Basel II.

In July 2013, federal banking regulators adopted rules (the “New Capital Rules”) substantially revising the general risk-based capital rules previously applicable to banking organizations to make them more risk sensitive and implementing the final framework for strengthening international capital and liquidity regulation, known as Basel III, released by the Basel Committee in December 2010. The New Capital Rules are currently being phased-in and, subject to transition provisions for certain adjustments to the components of capital, will begin to take effect for all banking organizations as of January 1, 2015. As an advanced approaches institution, the Company and, consequently, each of TRS, Centurion Bank and AEBFSB are required to comply with portions of the New Capital Rules beginning in 2014, specifically the revised capital definitions and minimum capital ratio requirements, while still using Basel I risk-weighted assets.

For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” on pages 35-37 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

New Capital Rules. Under the New Capital Rules, new minimum capital and buffer requirements were established and will be fully phased-in by 2019. Specifically, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (“CET1”), Tier 1 and Total capital to risk-weighted assets. In addition, all banking organizations remain subject to a minimum leverage ratio of Tier 1 capital to average balance sheet assets. Advanced approaches institutions will also become subject to a supplementary leverage ratio. For purposes of calculating these ratios, a banking organization’s capital is classified into the following categories:

•	Common Equity Tier 1 Capital. CET1 includes common equity, retained earnings and a limited amount of minority interests in CET1 of consolidated subsidiaries.

•

Additional Tier 1 Capital. Additional Tier 1 capital includes non-cumulative perpetual preferred stock and a limited amount of minority interests in Additional Tier 1 capital instruments of consolidated subsidiaries, in each case subject to specific requirements of the New Capital Rules.

•

Tier 2 Capital. Tier 2 capital includes certain subordinated debt, preferred stock that is cumulative or has a mandatory redemption date and a limited amount of minority interests in Tier 2 capital of consolidated subsidiaries, in each case subject to specific requirements of the New Capital Rules.

The inclusion in a bank holding company’s Additional Tier 1 capital and Tier 2 capital of trust preferred securities and the inclusion in a bank holding company’s Tier 1 capital of cumulative perpetual preferred stock, in each case issued prior to May 19, 2010 (and both included in a bank holding company’s Tier 1 capital under the risk-based capital rules as in effect prior to January 1, 2015), will be completely phased-out on January 1, 2015. Additionally, the New Capital Rules also require the deduction of certain assets from CET1 (deferred tax assets dependent upon future taxable income, mortgage servicing rights, investments in financial firms and pension assets, among others, within prescribed limitations) and the inclusion of accumulated OCI in capital. Goodwill and most intangible assets will also be subject to a full deduction from CET1.

A banking organization’s assets and some of its specified off-balance sheet commitments and obligations are also assigned to various risk categories for purposes of calculating the required risk-based ratios. The New Capital Rules amend and replace the current risk-weighting categories used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive based on the standardized approach proposed by Basel II. The new risk-weights for the standardized approach range from 0 percent to 600 percent compared with the risk-weights of 0 percent to 100 percent, in general, in the regulators’ existing general risk-based capital guidelines. Higher risk-weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives. In addition, advanced approaches banking organizations will calculate risk-based capital ratios under both the generally applicable standardized approach and the advanced approaches rule, and then use the lower of each capital ratio to determine whether it meets its minimum risk-based capital requirements. The portions of the New Capital Rules implementing the standardized approach become effective January 1, 2015.

During 2014, we will begin reporting our capital adequacy standards on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the current Basel I-based capital framework, as adjusted for certain items, and the requirements for an advanced approaches institution. The parallel period will continue until we receive regulatory approval to exit parallel reporting, at which point we will begin publicly reporting capital ratios using risk-weighted assets calculated under the higher of the advanced approaches and the standardized approaches in the New Capital Rules.

During the 2014 calendar year, while the New Capital Rules are being phased-in, the Company, TRS, Centurion Bank and AEBFSB must each maintain CET1, Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) ratios of at least 4.0 percent, 5.5 percent and 8.0 percent, respectively. As of January 1, 2015, however, all applicable banking organizations must maintain CET1, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively, without giving effect to the capital conservation buffer, countercyclical capital buffer or deductions from regulatory capital discussed below.

The New Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively, on a fully phased-in basis. Implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625 percent level and will increase in equal increments at the beginning of each year until it is fully implemented on January 1, 2019. Additionally, the required minimum CET1, Tier 1 capital and Total capital ratios for advanced approaches institutions such as the Company may be further increased by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent, which may be assessed when federal banking regulators determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. When fully phased-in, the countercyclical capital buffer and capital conservation buffer could potentially result in up to an additional 5.0 percent being added to each of the ratios of CET1, Tier 1 capital and Total capital to risk-weighted assets.

Banking institutions whose ratio of CET1, Tier 1 Capital or Total capital to risk-weighted assets is above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation based on the amount of the shortfall.

As a supervisory matter, federal banking regulators expect most bank holding companies, and in particular larger bank holding companies such as the Company, to maintain regulatory capital ratios that, at a minimum, qualify a bank holding company and its depository institution subsidiaries as “well capitalized.” The rules also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Following the recent financial crisis, federal banking regulators have encouraged larger bank holding companies to maintain capital ratios appreciably above the “well capitalized” standard. Moreover, the Federal Reserve is focusing more on the regulatory requirement that common equity be the “predominant” element of Tier 1 capital. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

In November 2011, the Basel Committee supplemented Basel III by issuing final provisions applying a new CET1 surcharge to certain global systemically important banks (“G-SIBs”). In a companion release addressing progress on a variety of financial regulatory reforms relating to global systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions and indicated that it used the G-SIB surcharge methodology in creating the list. The Company was not included on either the original or revised lists of G-SIBs released in November 2012 and November 2013.

In October 2012, the Basel Committee issued final rules intended to supplement the G-SIB framework by imposing a CET1 surcharge on certain banks that may not be significant from an international perspective, but nevertheless have an important impact on their domestic economies (“D-SIBs”). The framework establishes a minimum set of principles against which the federal banking regulators would evaluate whether a bank is a D-SIB and determine the amount of capital that a D-SIB is required to hold and/or whether the D-SIB should be subject to other policy tools. However, the New Capital Rules do not indicate whether any, or to what extent, banking organizations that are not designated as G-SIBs may be subject to a D-SIB surcharge. In line with the Basel Committee’s stated objective that the D-SIB framework complement the G-SIB framework, the D-SIB surcharge will be implemented together with the G-SIB surcharge beginning in January 2016. While the New Capital Rules did not address the adoption of the surcharge on G-SIBs or D-SIBs, federal banking regulators noted that they are considering a capital surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s surcharge proposals.

Leverage Requirements. Banking organizations are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The existing rules require a minimum leverage ratio of 3.0 percent for banking organizations that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are generally required to maintain a leverage ratio of at least 4.0 percent. The New Capital Rules eliminate the 3.0 percent minimum leverage ratio for highly-rated banking organizations, with the consequence that all banking organizations will be required to maintain a leverage ratio of at least 4.0 percent as of January 1, 2015. The elimination of the 3.0 percent minimum leverage ratio with respect to advanced approaches institutions became effective on January 1, 2014.

The New Capital Rules also establish a supplementary leverage ratio requirement for advanced approaches banking organizations such as the Company, consistent with the Basel III framework. The supplementary leverage ratio is the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures. The New Capital Rules require a minimum supplemental leverage ratio of 3.0 percent for advanced approaches banking organizations, with reporting to the federal banking regulators commencing January 1, 2015 and full implementation and compliance by January 1, 2018.

The Basel Committee and the federal banking regulators are each independently considering potential changes to the supplementary leverage ratio that, individually or taken together, could make it substantially more restrictive. In particular, the Basel Committee has proposed revisions to the supplementary leverage ratio’s denominator, including modifications regarding the treatment of securities financing transactions and certain derivatives. Separately, the federal banking regulators have proposed revisions to the supplementary leverage ratio that would increase the supplementary leverage requirement for certain holding companies to exceed 5 percent. In addition, this proposal would establish a supplemental leverage ratio “well capitalized” threshold of 6 percent for certain insured depository institutions under the prompt corrective action framework.

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under a significantly severe liquidity stress scenario specified by supervisors. The ratio of a firm’s liquid assets to its projected net outflows is its LCR. In October 2013, federal banking regulators issued a proposed rule implementing the LCR requirement for advanced approaches banking organizations, such as the Company, and their depository institution subsidiaries with $10 billion or more in total consolidated assets, such as AEBSFB and Centurion Bank. Under the federal banking regulators’ LCR proposal, covered banking organizations would be required to comply with the LCR on an accelerated schedule, maintaining a minimum of 80 percent of the required LCR by January 1, 2015, 90 percent by January 1, 2016 and 100 percent by January 1, 2017. The comment period on the federal banking regulators’ LCR proposal ended on January 31, 2014.

The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. Federal banking regulators have not yet proposed rules implementing the NSFR liquidity framework for U.S. banking institutions. The Basel III liquidity framework contemplates that the NSFR will be implemented as a minimum standard by January 1, 2018.

The Federal Reserve’s proposed heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “Heightened Prudential Requirements for Large Bank Holding Companies.”

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and AEBFSB) that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to restrictions on the acceptance of brokered deposits including Certificate of Deposit Account Registry Service deposits. A significant amount of the Company’s outstanding U.S. retail deposits has been raised through third-party channels, and such deposits are considered brokered deposits for bank regulatory purposes. For a description of our deposit programs, see “Deposit Programs” under “U.S. Card Services — Consumer and Small Business Services” above and “Deposit Programs” on page 39 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve and to growth limitations, and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, any holding company must guarantee the capital plan up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it became undercapitalized and the amount of the capital deficiency at the time it fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Dodd-Frank requires the FDIC to maintain a minimum reserve ratio for the Deposit Insurance Fund of 1.35 percent of estimated insured deposits by September 30, 2020. On December 20, 2010, the FDIC issued a final rule setting the increased reserve ratio at 2 percent. This rule represents an increase in the reserve ratio and will result in increased costs for Centurion Bank and AEBFSB. In addition, Dodd-Frank eliminated the ceiling (1.5 percent of insured deposits) on the size of the Deposit Insurance Fund and made the payment of dividends from the Deposit Insurance Fund by the FDIC discretionary.

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

In addition, under federal law, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses of the FDIC against an insured depository institution would be afforded a priority over other general unsecured claims against the institution, including claims of debt holders of the institution and depositors in non-U.S. offices, in the liquidation or other resolution of the institution by a receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of Centurion Bank or AEBFSB, the debt holders and depositors in non-U.S. offices would be treated differently from, and could receive substantially less, if anything, than the depositors in U.S. offices of the depository institution.

Orderly Liquidation Authority under Dodd-Frank

Dodd-Frank created the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the Treasury Secretary may appoint the FDIC as receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination by the Treasury Secretary must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation by the Treasury Secretary with the President of the United States, and after certain other conditions are met. OLA is similar to the FDIC resolution model for depository institutions, including granting very broad powers to the FDIC as receiver. Though creditors’ rights under OLA were modified from the FDIC regime to reduce disparities in treatment between OLA and the U.S. Bankruptcy Code, substantial differences exist between the two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in limited circumstances, the use of an administrative claims procedure to determine creditor claims (as opposed to the judicial procedure used in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.

Dodd-Frank also established an Orderly Liquidation Fund that may provide liquidity to the receivership or a related “bridge” entity in an OLA liquidation proceeding. The Orderly Liquidation Fund would be funded through borrowings from the U.S. Department of Treasury and repaid from the assets of the failed financial company and, if necessary, risk-based assessments made, first, on entities that received more in the OLA proceeding than they would have received in a Chapter 7 liquidation to the extent of such excess and, second, on bank holding companies with total consolidated assets of $50 billion or more, such as the Company, and on certain other non-bank financial companies. If an orderly liquidation is triggered, the Company could face assessments for the Orderly Liquidation Fund. It is not possible to determine the level of any such future assessments.

The FDIC has developed a strategy under OLA, referred to as the “single point of entry” or “SPOE” strategy, under which the FDIC would resolve a failed financial holding company by transferring its assets (including shares of its operating subsidiaries) and, potentially, very limited liabilities to a “bridge” holding company; utilize the resources of the failed financial holding company to recapitalize the operating subsidiaries; and satisfy the claims of unsecured creditors of the failed financial holding company and other claimants in the receivership by delivering securities of one or more new financial companies that would emerge from the bridge holding company. Under this strategy, management of the failed financial holding company would be replaced and shareholders and creditors of the failed financial holding company would bear the losses resulting from the failure. The FDIC issued a notice in December 2013 describing some elements of the SPOE strategy, and seeking public comment to further develop the strategy.

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

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires an institution’s primary federal regulator, as part of the examination process, to assess the institution’s record in meeting its obligations under the CRA, and also to take such assessment into account in evaluating merger and acquisition proposals and applications to open or relocate a branch office. AEBFSB was examined by the OCC for CRA compliance during the third quarter of 2012 and received a “satisfactory” CRA rating. Centurion Bank was examined by the FDIC during the fourth quarter of 2013 and is awaiting the results of this examination. In its last examination, Centurion Bank received a “satisfactory” CRA rating.

In the case of a bank holding company, such as the Company and TRS, applying for approval to acquire a bank or bank holding company, the Federal Reserve will assess the record of each subsidiary depository institution of the applicant bank holding company in considering the application. In addition, as discussed previously, the failure of the Company’s U.S. banking subsidiaries to maintain satisfactory CRA ratings could result in restrictions on the Company’s and TRS’ ability to engage in activities in reliance on financial holding company authority.

Privacy and Data Protection

We have established and continue to maintain policies that provide the framework for compliance with applicable Privacy, Data Protection and Information Security Laws, meet evolving customer privacy expectations and support and enable business innovation and growth.

We use information about our customers to develop and make available relevant, personalized products and services. Customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information in accordance with applicable Privacy, Data Protection and Information Security Laws.

Regulatory and legislative activity, as well as media and public focus, in the areas of privacy, data protection and information security continues to increase worldwide, spurred by advancements in technology (including mobile devices), broad use of the internet, expanding uses of mobile commerce and social networking, related concerns about the rapid and widespread collection, dissemination and use of personal information, and highly publicized security breaches and cybersecurity incidents. Our regulators, including regulatory examiners, are increasingly focused on ensuring that our privacy, data protection and information security-related policies and practices, including those related to access controls, are adequate to inform consumers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to safeguard their personal information in accordance with applicable Privacy, Data Protection and Information Security Laws.

In the United States, certain of our businesses may be subject to the Gramm-Leach-Bliley Act (“GLBA”) and its implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on the ability of a financial institution to share consumers’ nonpublic personal information with nonaffiliated third parties; requires that a financial institution provide certain disclosures to consumers about its data collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions), and requires the financial institution to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of customer information processed by the financial institution. The GLBA does not preempt state laws that afford greater privacy protections to consumers. Various states also have adopted laws, rules and/or regulations pertaining to privacy and/or information security, including certain potentially applicable financial privacy laws (such as a law in effect in California); data security and/or data disposal requirements (including potentially applicable requirements adopted in states such as Massachusetts and Nevada); online privacy laws (such as a law in effect in California); and laws relating to the confidentiality of certain types of data (such as laws governing certain health-related information and/or Social Security numbers, for which there are also potentially applicable federal laws, rules, regulations and/or guidance as well). Certain of these requirements may apply to the personal information of our employees and/or contractors as well as our customers.

Various U.S. federal banking regulators, and 46 U.S. states, the District of Columbia, Puerto Rico and the Virgin Islands, have enacted data security breach notification requirements with varying levels of individual, consumer, regulator and/or law enforcement notification in certain circumstances in the event of a data security breach. Data breach notification laws are also becoming more prevalent in other parts of the world where we operate, including Germany, Japan, Mexico, South Korea and Taiwan. In many countries that have yet to impose data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary breach notification.

We are also subject to certain Privacy, Data Protection and Information Security Laws in other countries in which we operate (including countries in the European Union, Australia, Canada, Japan, Hong Kong, Mexico and Singapore), some of which are more stringent than those in the United States.

In Europe, European Directive 95/46/EC (commonly referred to as the “Data Protection Directive”), which has been in place since 1995, provides for the protection of individuals with regard to the processing of personal data and on the free movement of such data. The Data Protection Directive requires the controller and/or processor of an individual’s personal data to, among other things, take the necessary technical and organizational steps to protect personal data. More recently, Directive 2009/136/EC (commonly referred to as the “e-Privacy Directive” or “Cookies Directive”) introduced new requirements on the collection and use of data about internet users and required Member States to enact national laws to comply with such requirements. Compliance with data protection laws in Europe and elsewhere could result in higher technology, administrative and other costs for the Company and limit our ability to optimize the use of our closed-loop data.

The European Commission released on January 25, 2012 the text of its draft proposed data protection framework regulation to replace the EU Data Protection Directive (95/46/EC). The EU legislation process is still ongoing, however if enacted, the new regulation will affect parties, such as the Company, that collect and/or process the personal data of residents of Member States and may result in additional compliance requirements and costs. The draft General Data Protection Regulation proposes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to data subjects and supervisory authorities, applying uniformly across sectors and across the European Union and proposes significant fines for non-compliance with the proposed regulation’s requirements.

In November 2012, we received approval from the data protection authority in the United Kingdom of our binding corporate rules (“BCR”) for transferring personal data collected in European Economic Area countries to American Express group companies worldwide. This approval became effective January 28, 2013. Following a consultation process between the U.K. authority and the data protection authorities in other countries in Europe, we have also received the formal approval for our BCR in the following countries: Belgium, Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, Norway, Spain, Sweden and The Netherlands.

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

The FCRA was significantly amended by the enactment in December 2003 of the FACT Act. The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In November 2007, federal banking regulators issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rule by October 1, 2008. We have implemented various mechanisms to allow our customers to opt out of affiliate sharing and of marketing by the Company and our affiliates, and we continue to review and enhance these mechanisms to ensure compliance with applicable laws, rules and regulations and a favorable customer experience.

The FACT Act further amended the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. Federal banking regulators and the Federal Trade Commission (“FTC”) published a final rule in November 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by federal banking regulators originally were required to comply with the rule by November 1, 2008, but the FTC suspended enforcement of its rule through December 31, 2010 pending consideration of legislation by Congress to clarify the scope of entities covered by the law and the implementing regulations. On December 18, 2010, the President signed into law the Red Flag Program Clarification Act of 2010. Our internal policies and standards, as well as our enterprise-wide data protection, information security and fraud prevention programs, are designed to comply with the new identity theft requirements.

The FACT Act also imposes duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. Federal banking regulators and the FTC have issued rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Federal banking regulators and the FTC have issued rules that specify the circumstances under which “risk-based pricing” notices must be provided to customers and the content, format and timing of such notices. Since July 21, 2011, Dodd-Frank requires the addition of certain information about credit scores to “risk-based pricing” notices and to adverse action notices otherwise required by the FCRA. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

The CARD Act

We are subject to the provisions of the legislation known as the CARD Act, which was enacted in May 2009. The CARD Act and the regulations implementing the CARD Act regulate credit card billing, pricing, disclosure and other practices, as well as certain aspects of gift certificates, store gift cards and general-use prepaid cards primarily for personal use.

With respect to billing and payment, the CARD Act prohibits a card issuer from treating any payment as late for any purpose, including imposing a penalty interest rate or late fee, unless the issuer has adopted reasonable procedures designed to ensure that a periodic statement showing the required minimum payment is mailed to the consumer at least 21 days before the payment due date. Issuers are required to apply payment amounts in excess of the required minimum payment first to the balance with the highest annual percentage rate (“APR”) and then to each successive balance bearing the next highest APR.

With respect to pricing, the CARD Act prohibits an issuer from increasing any APR on an outstanding balance, except in specific enumerated circumstances, such as when a promotional rate expires, a variable rate adjusts, or an account is 60 or more days delinquent. An issuer also generally may not increase an APR applicable to future uses of a credit card, or an annual fee, within the first year after account opening, and then, in each case, only with advance notice. If an issuer increases an APR, the CARD Act requires that the issuer periodically reevaluate the APR increase to determine if a decrease is “appropriate.”

With respect to disclosure, the CARD Act generally requires issuers to provide certain repayment disclosures on periodic statements, such as a disclosure of the total cost to the consumer, including interest charges, of paying off a balance by making only the required minimum payment each billing cycle. An issuer is also obligated to provide 45 days’ advance notice prior to making “significant” changes to the terms of an account (such as increasing an APR or a late fee) and, in some cases, gives the consumer the right to reject the proposed change.

Other significant CARD Act provisions include requirements that the amount of each penalty fee for a violation with respect to the account be “reasonable and proportional” to such violation; that issuers must not open a credit card account or increase a credit line without considering the consumer’s ability to make the required minimum payments under the terms of the account; and that issuers must periodically provide card account agreements to the CFPB for posting on its public website.

With respect to gift certificates, store gift cards and general-use prepaid cards primarily for personal use, the CARD Act permits the imposition of dormancy, inactivity and service fees only after one year of inactivity. Additionally, the rules prohibit the sale or issuance of a gift certificate, store gift card and general-use prepaid card that has funds with an expiration date of less than, with respect to a gift certificate, five years after the date the certificate was issued and, with respect to a store gift card or general-use prepaid card, five years after the date on which funds were last loaded. The rules also require implementation of policies and procedures intended to give consumers a reasonable opportunity to purchase a certificate or card with at least five years before the applicable expiration date. The rules prohibit fees for replacing an expired certificate or card or refunding the remaining balance if the underlying funds remain valid (except for lost or stolen cards). The CARD Act also requires certain disclosures regarding any fee other than a dormancy, inactivity or service fee.

Anti-Money Laundering Compliance

American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements is derived from the Bank Secrecy Act, as it has been amended by the Patriot Act. In Europe, AML requirements are largely the result of countries transposing the 3rd European Union Money Laundering Directive (and preceding EU Money Laundering Directives) into local laws and regulations. We anticipate the passage of the 4th European Money Laundering Directive in 2014, which may add new AML requirements. Numerous other countries, such as Argentina, Australia, Canada and Mexico, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

Since 2011, American Express Global Business Travel booked approximately 363 flights on Iran Air and 2 flights on Mahan Air for passengers. We had approximately $5,900 in gross revenues and negligible net profits attributable to these transactions. Although these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended, we do not intend to continue to engage in this activity. In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during 2013 it obtained 21 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had approximately $150 in gross revenues and negligible net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. In June 2010, the Federal Reserve, the OCC, the FDIC and the OTS jointly issued final guidance on sound incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies, such as the Company, as well as all insured depository institutions, including Centurion Bank and AEBFSB. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices of a banking institution that are identified by the Federal Reserve or other banking regulators in connection with its review of such organization’s compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Additionally, in 2011, the Federal Reserve, the OCC, the FDIC, the OTS, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration issued proposed rulemaking pursuant to Dodd-Frank on incentive-based compensation practices. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more (such as the Company, Centurion Bank and AEBFSB) would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by offering “excessive” compensation or compensation that could lead the company to material financial loss. All covered institutions would be required to provide federal regulators with additional disclosures to determine compliance with the proposed rule and also to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as the Company, the proposed rule requires that at least 50 percent of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. Moreover, the board of directors of a covered institution with at least $50 billion in total consolidated assets must identify employees who have authority to expose an institution to substantial risk, evaluate and document the incentive-based compensation methods used to balance risk and financial rewards for the identified employees, and approve incentive-based compensation arrangements for those employees after appropriately considering other available methods for balancing risk and financial rewards. The form and timing of any final rule cannot be determined at this time.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect our ability to hire, retain and motivate key employees.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The anti-bribery provisions of the FCPA are enforced by Department of Justice (“DOJ”). The FCPA also requires us to strictly comply with certain accounting and internal controls standards, which are enforced by the SEC. In recent years, DOJ and SEC enforcement of the FCPA has become more intense. The U.K. Bribery Act, which took effect in July 2011, also prohibits commercial bribery, and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure to comply with the FCPA, the U.K. Bribery Act and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. The risk may be greater when we transact business, whether through subsidiaries or joint ventures or other partnerships, in countries with higher perceived levels of corruption. We have risk-based policies and procedures designed to detect and deter prohibited practices, provide specialized training, monitor our operations and payments, and investigate allegations of improprieties relating to transactions and the manner in which transactions are recorded. However, if our employees, contractors or agents fail to comply with applicable laws governing our international operations, the Company, as well as individual employees, may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements, which you can find on pages 102-104 of our 2013 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Card Members’ spending outside such country, for the payment of Card bills by Card Members who are billed in a currency other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Card Members of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management — Market Risk Management Process” on pages 45-46 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements, which appears on pages 102-104 of our 2013 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 25, 2014. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, Global Network and International Consumer Services

Mr. Buckminster (53) has been President, Global Network and International Consumer Services since February 2012. He has been President, International Consumer and Small Business Services of the Company since November 2009. Prior thereto, he had been Executive Vice President, International Consumer Products and Marketing since July 2002.

JAMES BUSH —	Executive Vice President, World Service

Mr. Bush (55) has been Executive Vice President, World Service since October 2009. Prior thereto, he served as Executive Vice President, U.S. Service Delivery Network since June 2005.

JEFFREY C. CAMPBELL —	Executive Vice President and Chief Financial Officer

Mr. Campbell (53) has been Executive Vice President, Finance, of the Company since July 2013 and Executive Vice President and Chief Financial Officer of the Company since August 2013. Mr. Campbell joined American Express from McKesson Corporation, a health care services company, where he served as Executive Vice President and Chief Financial Officer since 2004.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer

Mr. Chenault (62) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX —	Chief Human Resources Officer

Mr. Cox (50) has been Chief Human Resources Officer of the Company since April 2005.

EDWARD P. GILLIGAN —	President

Mr. Gilligan (54) has been President of the Company since April 2013. He has been head of the Company’s Global Consumer and Small Business Card Issuing, Network and Merchant businesses since October 2009. Prior thereto, he had been Vice Chairman of the Company and head of the Company’s Global Business-to-Business Group since July 2007.

MARC D. GORDON —	Executive Vice President and Chief Information Officer

Mr. Gordon (53) has been Executive Vice President and Chief Information Officer since September 2012. Mr. Gordon joined American Express from Bank of America, where he served as Enterprise Chief Information Officer from December 2011 until April 2012. Prior thereto, he had been Chief Technology Officer and head of Global Delivery Operations at Bank of America from May 2008 until November 2011. Prior thereto, he had been Chief Information Officer, Global Consumer Bank at Bank of America from September 2004 until April 2008.

ASH GUPTA —	Chief Risk Officer and President, Risk and Information Management

Mr. Gupta (60) has been President of Risk and Information Management and Chief Risk Officer since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES —	Executive Vice President and Chief Marketing Officer

Mr. Hayes (59) has been Executive Vice President since May 1995 and Chief Marketing Officer of the Company since August 2003.

TIMOTHY J. HEINE —	Senior Vice President and Interim General Counsel

Mr. Heine (58) has been interim General Counsel since January 2014. He has been Senior Vice President and Managing Counsel since March 1995.

THOMAS SCHICK —	Executive Vice President, Corporate and External Affairs

Mr. Schick (67) has been Executive Vice President, Corporate and External Affairs since March 1993.

DANIEL H. SCHULMAN —	Group President, Enterprise Growth

Mr. Schulman (56) has been Group President, Enterprise Growth since August 2010. Mr. Schulman joined American Express from Sprint Nextel Corporation, where he served as President of the Prepaid group from 2009 until August 2010. Before joining Sprint, Mr. Schulman was the founding CEO of Virgin Mobile USA, a mobile virtual operator, acquired by Sprint in 2009.

JOSHUA G. SILVERMAN —	President, U.S. Consumer Services

Mr. Silverman (45) has been President, U.S. Consumer Services since July 2011. Before joining American Express, Mr. Silverman served as Executive in Residence for Greylock Ventures, a venture capital firm, from October 2010 until June 2011. Mr. Silverman was the Chief Executive Officer of Skype from March 2008 until October 2010. Prior to that he was a senior executive at eBay from 2003 until 2008.

SUSAN SOBBOTT —	President, Global Corporate Payments

Ms. Sobbott (49) has been President, Global Corporate Payments since January 2014. Prior thereto, she had been President, American Express OPEN since 2004.

STEPHEN J. SQUERI —	Group President, Global Corporate Services

Mr. Squeri (54) has been Group President, Global Corporate Services since November 2011. Prior thereto, he had been Group President, Global Services since October 2009. From May 2005 to October 2009, he served as Executive Vice President and Chief Information Officer for the Company. In addition, from July 2008 to September 2010, he was the head of Corporate Development, overseeing mergers and acquisitions for the Company.

ANRÉ WILLIAMS —	President, Global Merchant Services

Mr. Williams (48) has been President of Global Merchant Services since November 2011. Prior thereto, he had been President of Global Corporate Payments since June 2007. Prior thereto, he had been Executive Vice President of U.S. Commercial Card from January 2004 through May 2007.

EMPLOYEES

We had approximately 62,800 employees on December 31, 2013.

GUIDE 3 — STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position or results of operations.

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

	2013			2012			2011
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$19,230	$49	0.3%	$19,495	$49	0.3%	$18,773	$49	0.3%
Non-U.S.	2,409	26	1.1	2,224	31	1.4	2,242	30	1.3
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	136	5	3.7	240	10	4.2	436	19	4.4
Short-term investment securities
U.S.	154	—	—	192	—	—	406	—	—
Non-U.S.	204	1	0.5	111	2	1.8	138	3	2.2
Card Member loans (c)
U.S.	54,845	5,555	10.1	52,907	5,354	10.1	50,512	5,086	10.1
Non-U.S.	8,431	1,111	13.2	8,594	1,114	13.0	8,622	1,157	13.4
Other loans
U.S.	329	29	8.8	203	20	9.9	66	3	4.5
Non-U.S.	235	23	9.8	301	23	7.6	341	26	7.6
Taxable investment securities (d)
U.S.	596	12	2.1	1,143	24	2.2	4,191	50	1.2
Non-U.S.	255	11	4.5	217	12	5.9	203	11	5.6
Non-taxable investment securities (d)
U.S.	4,331	175	6.3	4,747	204	6.8	5,225	228	6.5
Other assets (e)
Primarily U.S.	222	8	n.m.	348	11	n.m.	500	34	n.m.

Total interest-earning assets (f)	$91,377	$7,005	7.8%	$90,722	$6,854	7.7%	$91,655	$6,696	7.4%

U.S.	79,707	5,828		79,035	5,662		79,673	5,450
Non-U.S.	11,670	1,177		11,687	1,192		11,982	1,246

	2013	2012	2011
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,082	$1,884	$1,742
Non-U.S.	580	612	717
Card Member receivables, net
U.S.	21,197	20,701	19,741
Non-U.S.	21,386	20,351	19,039
Other receivables, net
U.S.	1,553	1,506	1,921
Non-U.S.	1,733	1,595	1,541
Reserves for Card Member and other loans losses
U.S.	(1,172)	(1,397)	(2,308)
Non-U.S.	(185)	(225)	(366)
Other assets (g)
U.S.	10,868	11,331	11,665
Non-U.S.	2,862	2,945	2,828

Total non-interest-earning assets	60,904	59,303	56,520

U.S.	34,528	34,025	32,761
Non-U.S.	26,376	25,278	23,759

Total assets	$152,281	$150,025	$148,175

U.S.	114,235	113,060	112,434
Non-U.S.	38,046	36,965	35,741
Percentage of total average assets attributable to non-U.S. activities	25.0%	24.6%	24.1%

(a)	Averages based on month end balances.

(b)	Amounts include (i) average interest-bearing restricted cash balances of $832 million, $1,102 million and $851 million for 2013, 2012 and 2011, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)	Average non-accrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $349 million, $463 million and $517 million in U.S. as well as $4 million, $5 million and $7 million in non-U.S. for 2013, 2012 and 2011, respectively.

(d)	Average yields for taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive (loss) income. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

(e)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful.

(f)	The average yield on total interest-earning assets is adjusted for the impacts of items mentioned in (d) above.

(g)	Includes premises and equipment, net of accumulated depreciation and amortization.

	2013			2012			2011
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.	$40,925	$439	1.1%	$37,414	$469	1.3%	$32,168	$505	1.6%
Non-U.S.	124	3	2.4	343	11	3.2	672	23	3.4
Short-term borrowings (b)
U.S.	767	1	0.1	1,353	3	0.2	1,800	4	0.2
Non-U.S.	2,454	21	0.9	2,260	22	1.0	2,140	9	0.4
Long-term debt (b)
U.S.	52,125	1,392	2.7	54,406	1,615	3.0	60,113	1,768	3.0
Non-U.S.	2,553	78	3.1	2,504	92	3.7	2,085	(2)	4.2
Other liabilities (c)
Primarily U.S.	325	24	n.m.	317	14	n.m.	300	13	n.m.

Total interest-bearing liabilities	$99,273	$1,958	2.0%	$98,597	$2,226	2.3%	$99,278	$2,320	2.3%

U.S.	94,142	1,856		93,490	2,101		94,381	2,290
Non-U.S.	5,131	102		5,107	125		4,897	30
Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	4,075			4,458			5,034
Non-U.S.	129			165			195
Accounts payable
U.S.	7,225			6,726			6,485
Non-U.S.	4,989			4,238			3,866
Customer Deposits (d) (e)
U.S.	167			—			—
Non-U.S.	229			—			—
Other liabilities
U.S.	12,507			12,017			11,173
Non-U.S.	4,433			4,398			4,300

Total non-interest-bearing liabilities	33,754			32,002			31,053

U.S.	23,974			23,201			22,692
Non-U.S.	9,780			8,801			8,361

Total liabilities	133,027			130,599			130,331

U.S.	118,116			116,691			117,073
Non-U.S.	14,911			13,908			13,258

Total shareholders’ equity	19,254			19,426			17,844

Total liabilities and shareholders’ equity	$152,281			$150,025			$148,175

Percentage of total average liabilities attributable to non-U.S. activities	11.2%			10.6%			10.2%
Interest rate spread			5.8%			5.4%			5.1%

Net interest income and net average yield on interest- earning assets (f)		$5,047	5.6%		$4,628	5.2%		$4,376	4.9%

(a)	Averages based on month end balances.

(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument. In 2011, for long-term debt, interest expense also included income earned on forward points related to the Company’s foreign exchange swaps. This income was $41 million and $89 million for U.S .and non-U.S. entities, respectively, and the average rates presented exclude the effects of forward points. For 2013 and 2012, the interest has been reclassified to other, net expenses.

(c)	Amounts include (i) average deferred compensation liability balances, which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful.

(d)	Beginning the first quarter of 2013, the Company reclassified prospectively its Card Member credit balances from Card Member loans, Card Member receivables and Other liabilities to Customer deposits.

(e)	Immaterial amounts of other non-interest-bearing deposits for previous years remain included in interest-bearing deposits.

(f)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in note (d) on page 60.

Changes in Net Interest Income – Volume and Rate Analysis (a)

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

	2013 Versus 2012			2012 Versus 2011
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$(1)	$1	$—	$2	$(2)	$—
Non-U.S.	3	(8)	(5)	—	1	1
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	(4)	(1)	(5)	(9)	—	(9)
Short-term investment securities
U.S.	—	—	—	—	—	—
Non-U.S.	2	(3)	(1)	(1)	—	(1)
Card Member loans
U.S.	196	5	201	241	27	268
Non-U.S.	(21)	18	(3)	(4)	(39)	(43)
Other loans
U.S.	12	(3)	9	6	11	17
Non-U.S.	(5)	5	—	(3)	—	(3)
Taxable investment securities
U.S.	(11)	(1)	(12)	(37)	11	(26)
Non-U.S.	2	(3)	(1)	—	1	1
Non-taxable investment securities
U.S.	(16)	(13)	(29)	(35)	11	(24)
Other assets
Primarily U.S.	(4)	1	(3)	(10)	(13)	(23)

Change in interest income	153	(2)	151	150	8	158

Interest-bearing liabilities
Customer deposits
U.S.	44	(74)	(30)	82	(118)	(36)
Non-U.S.	(7)	(1)	(8)	(11)	(1)	(12)
Short-term borrowings
U.S.	(1)	(1)	(2)	(1)	—	(1)
Non-U.S.	2	(3)	(1)	1	12	13
Long-term debt (b)
U.S.	(68)	(155)	(223)	(172)	(22)	(194)
Non-U.S.	2	(16)	(14)	17	(12)	5
Other liabilities
Primarily U.S.	—	10	10	1	—	1

Change in interest expense	(28)	(240)	(268)	(83)	(141)	(224)

Change in net interest income	$181	$238	$419	$233	$149	$382

(a)	Refer to the notes on pages 60 and 62 for additional information.

(b)	Long-term debt volume and rate analysis does not include the impact of income earned on forward points related to the Company’s foreign exchange swaps. Refer to page 62 sub-footnote (b) for further details.

Investment Securities Portfolio

The following table presents the fair value of the Company’s available-for-sale investment securities portfolio. Refer to Note 6 “Investment Securities” on page 79 in the 2013 Annual Report to Shareholders for additional information.

December 31, (Millions)	2013	2012	2011
State and municipal obligations	$4,035	$4,474	$4,999
U.S. Government agency obligations	3	3	354
U.S. Government treasury obligations	320	338	340
Corporate debt securities	46	79	632
Mortgage-backed securities	164	224	278
Equity securities	124	296	360
Foreign government bonds and obligations	276	149	130
Other	48	51	54

Total available-for-sale securities	$5,016	$5,614	$7,147

The following table presents an analysis of remaining contractual maturities and weighted average yields for available-for-sale investment securities. Yields on tax-exempt obligations have been computed on a tax-equivalent basis as discussed earlier.

December 31, (Millions, except percentages)	2013
	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
State and municipal obligations (a)	$172	$242	$216	$3,405	$4,035
U.S. Government agency obligations	—	—	—	3	3
U.S. Government treasury obligations	102	199	8	11	320
Corporate debt securities	—	46	—	—	46
Mortgage-backed securities (a)	—	2	—	162	164
Foreign government bonds and obligations	231	7	—	38	276

Total fair value (b)	$505	$496	$224	$3,619	$4,844

Weighted average yield (c)	2.24%	1.73%	6.81%	6.56%	5.63%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

(b)	Excludes equity securities and other securities included in the prior table above as these are not debt securities with contractual maturities.

(c)	Average yields for available-for-sale investment securities have been calculated using the effective yield on the date of purchase.

As of December 31, 2013, no investments exceeded 10 percent of shareholders’ equity.

Loans and Card Member Receivables Portfolios

The following table presents gross loans, net of unearned income, and gross Card Member receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Allowance for losses is presented beginning on page 71. Refer to Note 4 “Accounts Receivable and Loans” on page 72 and Note 5 “Reserves for Losses” on page 77 in the 2013 Annual Report to Shareholders for additional information.

December 31, (Millions)	2013	2012	2011	2010	2009
Loans
U.S. loans
Card Member (a) (b)	$58,530	$56,104	$53,850	$51,738	$23,699
Other (c)	411	285	108	44	46
Non-U.S. loans
Card Member (b)	8,708	9,125	8,771	9,112	9,073
Other (c)	210	286	329	392	487

Total loans	$67,859	$65,800	$63,058	$61,286	$33,305

Card Member receivables
U.S. Card Member receivables
Consumer (d)	21,842	21,124	20,645	19,155	17,750
Commercial (e)	8,480	7,924	7,495	6,439	5,587
Non-U.S. Card Member receivables
Consumer (d)	7,930	7,967	7,412	6,852	6,149
Commercial (e)	5,911	5,751	5,338	4,820	4,257

Total Card Member receivables	$44,163	$42,766	$40,890	$37,266	$33,743

(a)	The increase in U.S. Card Member loans between 2009 and 2010 was due to the adoption of accounting standards related to transfers of financial assets and consolidation of variable interest entities (“VIEs”), which resulted in the consolidation of the American Express Credit Account Master Trust (the “Lending Trust”) beginning January 1, 2010.

(b)	Represents loans to individual and small business consumers.

(c)	Other loans primarily represent loans to merchants and a store card portfolio.

(d)	Represents receivables from individual and small business charge card consumers.

(e)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and Card Member receivables by customer type and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2013
	Within 1 year (a)(b)	1-5 years (b)(c)	After 5 years (c)	Total
Loans
U.S. loans
Card Member	$58,418	$112	$—	$58,530
Other	312	4	95	411
Non-U.S. loans
Card Member	8,704	1	3	8,708
Other	193	17	—	210

Total loans	$67,627	$134	$98	$67,859

Loans due after one year at fixed interest rates		$134	$20	$154
Loans due after one year at variable interest rates		—	78	78

Total loans		$134	$98	$232

Card Member receivables
U.S. Card Member receivables
Consumer	$21,841	$1	$—	$21,842
Commercial	8,480	—	—	8,480
Non-U.S. Card Member receivables
Consumer	7,930	—	—	7,930
Commercial	5,911	—	—	5,911

Total Card Member receivables	$44,162	$1	$—	$44,163

(a)	Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s Card Members will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2013.

(b)	Card Member receivables are immediately due upon receipt of Card Member statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (“TDRs”), wherein the terms of a receivable have been modified for Card Members that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.

(c)	Card Member and other loans due after one year primarily represent installment loans and approximately $116 million of TDRs.

Card Member Loan and Card Member Receivable Concentrations

The following table presents the Company’s exposure to any concentration of gross Card Member loans and Card Member receivables which exceeds 10 percent of total Card Member loans and Card Member receivables. Card Member loan and Card Member receivable concentrations are defined as Card Member loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions.

December 31, (Millions)	2013 (a)
Individuals	$96,957
Commercial (b)	$14,444

Total on-balance sheet	$111,401

Unused lines of credit-individuals (c)	$265,324

(a)	Refer to Note 22 “Significant Credit Concentrations” on page 99 in the 2013 Annual Report to Shareholders for additional information on concentrations, including exposure to the airline industry, and for a discussion of how the Company manages concentration exposures. Certain distinctions between categories require management judgment.

(b)	Includes corporate charge card receivables of $788 million from financial institutions, $27 million from U.S. Government agencies and $13.6 billion from other corporate institutions.

(c)	The Company’s charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Risk Elements

The following table presents the amounts of non-performing loans and Card Member receivables that are either non-accrual, past due, or restructured, segregated between U.S. and non-U.S. borrowers. Past due loans are loans that are contractually past due 90 days or more as to principal or interest payments. Restructured loans and Card Member receivables are those that meet the definition of TDR.

December 31, (Millions)	2013 (a)	2012 (a)	2011 (a)	2010 (a)	2009
Loans
Non-accrual loans (b)
U.S.	$244	$433	$529	$628	$480
Non-U.S.	4	8	9	12	14

Total non-accrual loans	248	441	538	640	494

Loans contractually 90 days past-due and still accruing interest
U.S.	177	77	64	90	102
Non-U.S.	54	61	70	99	151

Total loans contractually 90 days past-due and still accruing interest	231	138	134	189	253

Restructured loans (c)
U.S.	373	627	736	1,076	706
Non-U.S.	5	6	8	11	15

Total restructured loans	378	633	744	1,087	721

Total non-performing loans	$857	$1,212	$1,416	$1,916	$1,468

Card Member receivables
Restructured Card Member receivables (c)
U.S.	50	117	174	114	94

Total restructured Card Member receivables	$50	$117	$174	$114	$94

(a)	The increase in non-performing loans between 2009 and 2010 was due to the adoption of accounting standards related to transfers of financial assets and consolidation of VIEs, which resulted in the consolidation of the Lending Trust beginning January 1, 2010. As a result of these changes, amounts as of December 31, 2013, 2012, 2011 and 2010 include impaired loans and receivables for both the American Express Issuance Trust (the “Charge Trust”) and the Lending Trust; correspondingly, 2009 amounts only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust.

(b)	The Company’s policy is generally to cease accruing interest income once a related Card Member loan is 180 days past due at which time the Card Member loan is written off. The Company establishes loan loss reserves for estimated uncollectible interest receivable balances prior to write-off. For the U.S., as of December 31, 2009, these amounts primarily include certain Card Member loans placed with outside collection agencies.

(c)	Represents modification programs classified as TDRs, wherein the terms of a loan or receivable have been modified for Card Members that are experiencing financial difficulties and a concession has been granted to the borrower. Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Upon entering the modification program, the Card Member’s ability to make future purchases is either cancelled or in certain cases suspended until the Card Member successfully exits the modification program. In accordance with the modification agreement with the Card Member, loans revert back to the original contractual terms (including the contractual interest rate) when the Card Member exits the modification program, which is either (i) when all payments have been made in accordance with the modification agreement or (ii) when the Card Member defaults out of the modification program.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2013 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2013. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2013
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$130	$1	$131
Interest income actually recognized	25	—	25

Total interest revenue foregone	$105	$1	$106

(a)	The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.

Potential Problem Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2013, the Company did not identify any potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in “Risk Elements” above.

Cross-border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. The Company has adopted the FFIEC guidelines for its cross-border disclosure starting with 2009 reporting. FFIEC guidelines have been revised effective December 31, 2013, accordingly this disclosure has been revised to conform with the revised guidelines.

The primary differences between the FFIEC and Guide 3 guidelines for reporting cross-border exposure are: i) the FFIEC methodology includes mark-to-market exposures of derivative assets which are excluded under Guide 3; and ii) investments in unconsolidated subsidiaries are included under FFIEC but excluded under Guide 3.

The following table presents the aggregate amount of cross-border outstandings from borrowers or counterparties for each foreign country that exceed 1 percent of consolidated total assets for any of the periods reported below. Cross-border outstandings include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and other monetary assets that are denominated in either dollars or other non-local currency.

The table separately presents the amounts of cross-border outstandings by type of borrower including Governments and official institutions, Banks and other financial institutions, Non-Bank Financial Institutions (“NBFIs”) and Other.

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	NBFIs (a)	Other	Total cross-border outstandings	Gross foreign-office liabilities	Cross-border commitments (c)	Total Exposure (net of liabilities)
Australia	2013	$8	$227	$—	$3,499	$3,734	$529	$—	$3,205
	2012	7	483	—	4,260	4,750	814	—	3,936
	2011	11	768	—	4,183	4,962	547	—	4,415

Canada	2013	$513	$890	$57	$4,271	$5,731	$3,027	$—	$2,704
	2012	165	671	—	4,481	5,317	3,128	—	2,189
	2011	147	912	—	4,126	5,185	3,163	—	2,022

United Kingdom	2013	$37	$2,164	$17	$3,205	$5,423	$3,318	$—	$2,105
	2012	32	2,347	—	3,216	5,595	3,574	—	2,021
	2011	35	2,614	—	3,082	5,731	3,381	—	2,350

Mexico	2013	$128	$191	$7	$2,133	$2,459	$647	$—	$1,812
	2012	129	99	—	2,172	2,400	752	—	1,648
	2011	120	484	—	1,818	2,422	1,168	—	1,254

France	2013	$113	$52	$12	$1,507	$1,684	$376	$—	$1,308
	2012	17	28	—	1,525	1,570	386	—	1,184
	2011	21	97	—	1,253	1,371	362	—	1,009

Japan	2013	$1	$64	$31	$1,812	$1,908	$1,794	$—	$114
	2012	23	192	—	2,149	2,364	2,172	—	192
	2011	22	64	—	2,220	2,306	2,141	—	165

Other countries (b)	2013	$14	$114	$4	$2,593	$2,725	$598	$—	$2,127
	2012	75	145	—	2,335	2,555	742	—	1,813
	2011	58	97	—	2,163	2,318	608	—	1,710

(a)	Due to the revised FFIEC instructions issued by the Federal Reserve as well as system constraints, the exposure under the category of ‘NBFIs’ has been included under the ‘Other’ category for the years 2012 and 2011.

(b)	Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. For all three periods, the countries included are Italy and Germany.

(c)	Generally, all charge and credit cards have revocable lines of credit, and therefore, are not disclosed as cross-border commitments. Refer to loan concentrations on page 67 for amount of unused lines of credit.

Summary of Loan Loss Experience — Analysis of the Allowance for Loan Losses

The following table summarizes the changes to the Company’s allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2013	2012	2011	2010	2009
Card Member loans
Allowance for loan losses at beginning of year—U.S. loans	$1,274	$1,611	$3,153	$2,541	$2,164
Reserves established for consolidation of a variable interest entities	—	—	—	2,531	—

U.S. loans—adjusted balance	1,274	1,611	3,153	5,072	2,164
Non-U.S. loans	197	263	493	727	406

Total allowance for losses – beginning of year	1,471	1,874	3,646	5,799	2,570

Card Member lending provisions (a)
U.S. loans	1,014	979	169	1,291	3,276
Non-U.S. loans	215	170	84	236	990

Total Card Member lending provisions	1,229	1,149	253	1,527	4,266

Write-offs
U.S. loans	(1,463)	(1,621)	(2,105)	(3,614)	(2,914)
Non-U.S. loans	(280)	(309)	(394)	(573)	(810)

Total write-offs	(1,743)	(1,930)	(2,499)	(4,187)	(3,724)

Recoveries
U.S. loans	368	395	477	468	230
Non-U.S. loans	84	98	101	100	97

Total recoveries	452	493	578	568	327

Net write-offs (b)	(1,291)	(1,437)	(1,921)	(3,619)	(3,397)

Other (c)
U.S. loans	(110)	(91)	(83)	(64)	(215)
Non-U.S. loans	(38)	(24)	(21)	3	44

Total other	(148)	(115)	(104)	(61)	(171)

Allowance for loan losses at end of year
U.S. loans	1,083	1,274	1,611	3,153	2,541
Non-U.S. loans	178	197	263	493	727

Total allowance for losses	$1,261	$1,471	$1,874	$3,646	$3,268

Principal only net write-offs / average Card Member loans outstanding (b) (d)	1.8%	2.1%	2.9%	5.6%	8.5%
Principal, interest and fees net write-offs / average Card Member loans outstanding (b) (d)	2.0%	2.3%	3.3%	6.2%	9.8%

(a)	Refer to Note 5 “Reserves for Losses” on page 77 in the 2013 Annual Report to Shareholders for a discussion of management’s process for evaluating allowance for loan losses.

(b)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and fees as part of its total provision for losses, a net write-off rate including principal, interest and fees is also presented.

(c)	These amounts include net write-offs related to unauthorized transactions and foreign currency translation adjustments. The amount for 2009 includes $160 million of reserves that were removed in the reclassification in connection with securitizations during the year. The offset is in the allocated cost of the associated retained subordinated securities.

(d)	Average Card Member loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2013	2012	2011	2010	2009
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$1	$1	$2	$2	$15
Non-U.S. loans	19	17	22	25	24

Total allowance for losses	20	18	24	27	39

Provisions for other loan losses (a)
U.S. loans	—	(1)	—	3	5
Non-U.S. loans	7	14	13	22	45

Total provisions for other loan losses	7	13	13	25	50

Write-offs
U.S. loans	—	(1)	(2)	(4)	(19)
Non-U.S. loans	(20)	(16)	(24)	(34)	(50)

Total write-offs	(20)	(17)	(26)	(38)	(69)

Recoveries
U.S. loans	—	1	1	1	1
Non-U.S. loans	7	4	6	8	10

Total recoveries	7	5	7	9	11

Net write-offs	(13)	(12)	(19)	(29)	(58)

Other (b)
U.S. loans	(1)	—	—	—	—
Non-U.S. loans	—	—	—	1	(4)

Total other	(1)	—	—	1	(4)

Allowance for loan losses at end of year
U.S. loans	—	1	1	2	2
Non-U.S. loans	13	19	17	22	25

Total allowance for losses	$13	$20	$18	$24	$27

Net write-offs/average other loans outstanding (c)	2.3%	2.5%	4.7%	6.5%	8.7%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.

(b)	Includes primarily foreign currency translation adjustments.

(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for losses on Card Member receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2013	2012	2011	2010	2009
Card Member receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$273	$293	$193	$256	$474
Commercial	37	33	79	93	113

Total U.S. receivables	310	326	272	349	587
Non-U.S. receivables
Consumer	86	86	84	148	173
Commercial	32	26	30	49	50

Total non-U.S. receivables	118	112	114	197	223

Total allowance for losses	428	438	386	546	810

Provisions for losses (a)
U.S. receivables
Consumer	406	451	519	296	492
Commercial	70	71	26	105	106

Total U.S. provisions	476	522	545	401	598
Non-U.S. receivables
Consumer	229	160	182	148	196
Commercial	84	60	43	46	63

Total non-U.S. provisions	313	220	225	194	259

Total provisions for losses	789	742	770	595	857

Write-offs
U.S. receivables
Consumer	(662)	(674)	(576)	(528)	(984)
Commercial	(92)	(92)	(90)	(128)	(154)

Total U.S. write-offs	(754)	(766)	(666)	(656)	(1,138)
Non-U.S. receivables
Consumer	(227)	(190)	(187)	(222)	(261)
Commercial	(90)	(67)	(56)	(77)	(81)

Total non-U.S. write-offs	(317)	(257)	(243)	(299)	(342)

Total write-offs	$(1,071)	$(1,023)	$(909)	$(955)	$(1,480)

Years Ended December 31, (Millions, except percentages)	2013	2012	2011	2010	2009
Card Member receivables
Recoveries
U.S. receivables
Consumer	$279	$267	$225	$227	$268
Commercial	38	37	42	50	29

Total U.S. recoveries	317	304	267	277	297
Non-U.S. receivables
Consumer	57	54	59	55	37
Commercial	28	25	23	25	15

Total non-U.S. recoveries	85	79	82	80	52

Total recoveries	402	383	349	357	349

Net write-offs	(669)	(640)	(560)	(598)	(1,131)

Other (b)
U.S. receivables
Consumer	(80)	(64)	(68)	(58)	6
Commercial	(18)	(11)	(24)	(41)	(1)

Total U.S. other	(98)	(75)	(92)	(99)	5
Non-U.S. receivables
Consumer	(47)	(25)	(52)	(45)	3
Commercial	(17)	(12)	(14)	(13)	2

Total non-U.S. other	(64)	(37)	(66)	(58)	5

Total other	(162)	(112)	(158)	(157)	10

Allowance for losses at end of year
U.S. receivables
Consumer	216	273	293	193	256
Commercial	35	37	33	79	93

Total U.S. receivables	251	310	326	272	349
Non-U.S. receivables
Consumer	98	86	86	84	148
Commercial	37	32	26	30	49

Total non-U.S. receivables	135	118	112	114	197

Total allowance for losses	$386	$428	$438	$386	$546

Net write-offs / average Card Member receivables outstanding (c)	1.6%	1.5%	1.4%	1.7%	3.6%

(a)	Refer to Note 5 “Reserves for Losses” on page 77 in the 2013 Annual Report to Shareholders for a discussion of management’s process for evaluating allowance for receivable losses.

(b)	For the years ended December 31, 2013, 2012, 2011 and 2010, trend amounts include net write-offs related to unauthorized transactions and, for all periods, foreign currency translation adjustments.

(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Averages are based on month end balances.

Allocation of Allowance for Losses

The following table presents an allocation of the allowance for losses for loans and Card Member receivables and the percent of loans and Card Member receivables in each category of total loans and Card Member receivables, respectively, by customer type. The table segregates loans and Card Member receivables and related allowances for losses between U.S. and non-U.S. borrowers.

December 31, (Millions, except percentages)	2013		2012		2011		2010		2009
Allowance for losses at end of year applicable to	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables
Loans
U.S. loans
Card Member	$1,083	85%	$1,274	86%	$1,611	85%	$3,153	84%	$2,541	71%
Other	—	—	1	—	1	—	2	—	2	—
Non-U.S. loans
Card Member	178	14	197	13	263	14	493	15	727	28
Other	13	1	19	1	17	1	22	1	25	1

	$1,274	100%	$1,491	100%	$1,892	100%	$3,670	100%	$3,295	100%

Card Member receivables
U.S. Card Member receivables
Consumer	$216	56%	$273	64%	$293	67%	$193	52%	$256	53%
Commercial	35	9	37	8	33	7	79	17	93	17
Non-U.S. Card Member receivables
Consumer	98	25	86	20	86	20	84	18	148	18
Commercial	37	10	32	8	26	6	30	13	49	12

	$386	100%	$428	100%	$438	100%	$386	100%	$546	100%

Customer Deposits

The following table presents the average balances and average interest rates paid for types of customer deposits segregated between U.S. and non-U.S. offices. Refer to Note 9 “Customer Deposits” on page 83 in the 2013 Annual Report to Shareholders for additional information.

Years Ended December 31, (Millions, except percentages)	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance (a)	Rate	Balance (a)	Rate	Balance (a)	Rate
U.S. customer deposits
Savings	$31,650	0.7%	$26,739	0.8%	$21,179	1.0%
Time	9,047	2.3	10,380	2.4	10,740	2.7
Interest-bearing demand (b)	228	0.4	295	0.7	249	0.8
Non-interest-bearing demand (includes average Card Member credit balances of: 2013, $150 million; 2012, nil; 2011, nil) (b) (c) (d)	167	—	—	—	—	—

Total U.S. customer deposits	41,092	1.1	37,414	1.3	32,168	1.6
Non-U.S. customer deposits (b)
Other foreign time & savings	3	6.4	193	4.2	502	4.2
Other foreign demand	121	2.6	150	2.0	170	1.2
Non-interest-bearing demand (includes average Card Member credit balances of: 2013, $219 million; 2012, nil; 2011, nil) (c) (d)	229	—	—	—	—	—

Total Non-U.S. customer deposits	353	0.9	343	3.2	672	3.4

Total customer deposits	$41,445	1.1%	$37,757	1.3%	$32,840	1.6%

(a)	Averages are based on month end balances.

(b)	None of these customer deposit categories exceeded 10 percent of average total customer deposits for any of the periods presented.

(c)	Beginning the first quarter 2013, the Company reclassified prospectively its Card Member credit balances from Card Member loans, Card Member receivables and Other liabilities to Customer deposits.

(d)	Immaterial amounts of other non-interest-bearing deposits for previous years remain included in interest-bearing deposits.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2013
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$157	$25	$46	$96	$324

As of December 31, 2013, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $2 million.

Return on Equity and Assets

The following table presents the Company’s return on average total assets, return on average shareholders’ equity, dividend payout ratio, and average shareholders’ equity to average total assets ratio.

Years Ended December 31,
(Millions, except percentages and per share amounts)	2013	2012	2011
Net income	$5,359	$4,482	$4,935
Net income per share—basic	$4.91	$3.91	$4.14
Dividends declared per share	$0.89	$0.80	$0.72
Return on average total assets (a)	3.5%	3.0%	3.3%
Return on average shareholders’ equity (b)	27.8%	23.1%	27.7%
Dividend payout ratio (c)	18.1%	20.5%	17.4%
Average shareholders’ equity to average total assets ratio	12.6%	12.9%	12.0%

(a)	Based on the year’s net income as a percentage of average total assets calculated using month end average balances.

(b)	Based on the year’s net income as a percentage of average shareholders’ equity calculated using month end average balances.

(c)	Calculated on the year’s dividends declared per share as a percentage of the year’s net income per basic share.

Short-term Borrowings

The following table presents amounts and weighted average rates for categories of short-term borrowings. Refer to Note 10 “Debt” on page 84 in the 2013 Annual Report to Shareholders for additional information.

Years Ended December 31, (Millions, except percentages)	2013	2012	2011
Commercial paper
Balance at the end of the year	$200	$—	$608
Monthly average balance outstanding during the year	$52	$400	$675
Maximum month-end balance during the year	$471	$635	$792
Stated rate at December 31(a)	0.19%	—%	0.03%
Weighted average rate during the year	0.96%	0.08%	0.11%
Other short-term borrowings
Balance at the end of the year	$4,821	$3,314	$3,729
Monthly average balance outstanding during the year	$3,169	$3,354	$3,266
Maximum month-end balance during the year	$4,821	$3,684	$3,729
Stated rate at December 31(a)	1.08%	1.46%	1.32%
Weighted average rate during the year (b)	0.73%	0.67%	0.42%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2013, 2012 and 2011, respectively.

(b)	Does not include non-interest-bearing short-term borrowings (i.e., book overdrafts).

Short-term borrowings, including commercial paper, are defined as any debt instrument with an original maturity of 12 months or less. Commercial paper generally is issued in amounts not less than $ 100,000 and with maturities of 270 days or less.

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

Our results of operations are materially affected by economic and market conditions, both in the United States and elsewhere around the world. Uncertain expectations for an economic recovery have had, and may continue to have, an adverse effect on us, in part because we are very dependent upon consumer and business behavior. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors further. If economic conditions were to persist or worsen, we could experience adverse effects on our results of operations and financial condition.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, our profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending is likely to materially and adversely affect our business, results of operations and financial condition. Furthermore, such factors may cause our earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, and may impact the trading price of our common shares.

Political or economic instability in certain regions or countries could also affect consumer spending and our lending activities, among other businesses, or result in restrictions on convertibility of certain currencies. In addition, our travel network may be adversely affected by world geopolitical and other conditions. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns.

We held approximately $4.0 billion of investment securities of state and municipal obligations as of December 31, 2013. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio. While we do not have any material exposure to European sovereign debt as of December 31, 2013, economic disruptions in other countries, even in countries in which we do not conduct business or have operations, could adversely affect us.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The global money and capital markets, while demonstrating generally improved conditions, remain susceptible to volatility and disruption, which could negatively impact market liquidity conditions.

We need liquidity to pay merchants, operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, we could be forced to limit our investments in growth opportunities or curtail operations. The principal sources of our liquidity are payments from Card Members and merchants, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, direct and third-party sourced deposits, debt instruments such as unsecured medium- and long-term notes and asset securitizations, securitized borrowings through our secured financing facilities, the Federal Reserve discount window and long-term committed bank borrowing facilities.

Our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on investor demand. Notwithstanding our solid financial position, we are not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although markets for unsecured term debt and asset securitizations have improved, there is no assurance that such markets will be open to us in the future. For example, concerns regarding U.S. debt and budget matters and sovereign debt and related austerity measures in Europe have caused uncertainty in financial markets. The impact of the potential end to the Federal Reserve’s quantitative easing policy could also have an adverse impact on the capital markets generally.

In the event that current sources of liquidity, including internal sources, do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and consumer deposits, the overall availability of credit to the financial services industry, new regulatory restrictions and requirements, our credit ratings (which were downgraded in April 2009 by two of the major ratings agencies) and credit capacity, as well as the possibility that lenders or depositors could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of our business activity decreases due to an economic downturn. See “An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business” below.

While we have experienced positive credit trends since the latter half of 2009, if the performance of our charge and lending portfolios were to weaken through increasing delinquencies and write-offs, our long-term and short-term debt ratings could be downgraded and our access to capital could be materially adversely affected and our cost of capital could increase. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. Market disruption and volatility could have an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

For a further discussion of our liquidity and funding needs, see “Financial Review — Funding Programs and Activities” on pages 38-40 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Any reduction in our and our subsidiaries’ credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.

Although our and our subsidiaries’ long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt were downgraded during the second quarter of 2009 by Moody’s Investors Services (“Moody’s”) and Standard & Poor’s (“S&P”), two of the major rating agencies. The rating agencies regularly evaluate us and our subsidiaries, and their ratings of our and our subsidiaries’ long-term and short-term debt are based on a number of factors, including financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally, and the wider state of the economy. There can be no assurance that our and our subsidiaries will maintain our current respective ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we and our subsidiaries are able to obtain funding.

We cannot predict what actions rating agencies may take. As with other companies in the financial services industry, our and our subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital.

During 2013, approximately 28 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the U.S. dollar value of the revenues from our international operations and have a material adverse effect on our results of operations. For the year ended December 31, 2013, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $33.0 billion by approximately $0.3 billion.

Legal and Regulatory Risks

Ongoing legal proceedings regarding our non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to our global reputation and brand.

The DOJ and certain states’ attorneys general have brought an action against us alleging that the provisions in our Card acceptance agreements with merchants that prohibit merchants from discriminating against our Card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. In addition, we are a defendant in a number of actions, including proposed class actions filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our Card acceptance agreements. In December 2013, we agreed to settle these merchant class actions and the settlement agreement has been preliminarily approved by the Court. There can be no assurance that the Court will grant final approval of the settlement agreement, which can be impacted by objections to the settlement agreement by plaintiffs and other parties, as well as by the appeals process. A description of these legal proceedings is contained in “Legal Proceedings” below.

An adverse outcome in these proceedings against us could materially and adversely impact our profitability, require us to change our merchant agreements in a way that could expose our Card products to increased steering, selective acceptance or other forms of discrimination at the point of sale that would impair our Card Members’ experience, could impose substantial monetary damages and/or could damage our global reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to our business practices and materially and adversely impact our profitability.

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

Dodd-Frank has resulted in increased scrutiny and oversight of consumer financial services and products, primarily through the establishment of the CFPB. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and to enforce those laws against and examine for compliance large financial institutions like the Company, TRS, Centurion Bank and AEBFSB. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Our compliance with such regulations is likely to result in increased costs to the Company and require additional attention from the Company’s senior management. Likewise, any failure to follow such regulations may result in restitution to Card Members or regulatory actions, including civil money penalties. In addition to increasing our compliance costs, CFPB oversight has resulted, and is likely to continue to result, in changes to practices, products and procedures and may potentially impair our ability to respond to marketplace changes. Such changes could make our products and services less attractive to consumers and impair our ability to offer them profitably. Such changes could also have an adverse effect on the Company’s brand and reputation. See “Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in increased expenses” below.

Many provisions of Dodd-Frank, including numerous provisions not described above, require the adoption of rules to implement. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislative or regulatory action. Therefore, the ultimate consequences of Dodd-Frank and its implementing regulations on our business, results of operations and financial condition remain uncertain.

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

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not for the protection of our shareholders or creditors. If we fail to satisfy regulatory requirements applicable to bank holding companies that have elected to be treated as financial holding companies, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations, and may restrict our ability to engage in certain activities or acquisitions, or may require us to maintain more capital.

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

Businesses in the payments industry have historically been subject to significant legal actions and investigations alleging violations of competition/antitrust law, consumer protection law and intellectual property rights, among others. Many of these actions have included claims for substantial compensatory or punitive damages. We have also been subject to regulatory actions and may continue to be involved in such actions, including subpoenas, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. The current environment of additional regulation, enhanced compliance efforts and increased regulatory investigations and enforcement is likely to continue to result in changes to practices, products and procedures, increased costs related to regulatory oversight, supervision and examination and additional restitution to Card Members. Litigation and regulatory actions generally could subject us to significant fines, increased expenses, restrictions on our activities and damage to our global reputation and our brand, and could adversely affect our business, financial condition or results of operations.

We are subject to capital adequacy rules, and if we fail to meet these rules, our financial condition would be adversely affected.

Under regulatory capital adequacy rules and other regulatory requirements, the Company, TRS and our U.S. banking subsidiaries, Centurion Bank and AEBFSB, must meet rules for capital adequacy and leverage ratios that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure by any of the Company, TRS or a U.S. subsidiary depository institution to maintain its respective status as “well capitalized” and “well managed,” if un-remedied over a period of time, could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay common stock dividends, repurchase our common stock or invest in our business.

The capital requirements applicable to the Company and TRS as bank holding companies and our U.S. banking subsidiaries have recently been substantially revised to implement the international Basel III framework and are in the process of being phased-in. Once these revisions are fully phased-in, the Company, TRS and our U.S. banking subsidiaries will be required to satisfy more stringent capital adequacy standards than in the past. We estimate that, had Basel III been fully phased-in during the fourth quarter of 2013, the Company’s capital ratios under the U.S. Basel Capital III Rules would have exceeded the minimum requirements. This estimate could change in the future. As part of our required stress testing, both internally and by the Federal Reserve, we must continue to comply with applicable capital standards in the adverse and severely adverse economic scenarios published by the Federal Reserve each year. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the New Capital Rules as they are phased-in.

In addition to the New Capital Rules, there are several proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as the Company and our U.S. bank subsidiaries, as well as our ability to meet these requirements. The Basel Committee has adopted a framework for D-SIBs that would impose a capital buffer on certain banks that have an important impact on their domestic economies. While the New Capital Rules did not address the adoption of a surcharge on D-SIBs, federal banking regulators noted that they are considering a capital surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s surcharge proposals. In addition, the Basel Committee has revised the exposure calculation methodology for the Basel III Leverage ratio (known in the United States as the “supplementary leverage ratio”) that, if implemented by the federal banking regulators, would substantially increase the denominator of the supplementary leverage ratio — primarily with regard to exposures for derivatives and securities financing transactions — and could further increase the capital requirements applicable to us and our U.S. bank subsidiaries. Accordingly, there continues to be substantial uncertainty regarding significant portions of the capital regime that will apply to us and our U.S. banking subsidiaries, and, as a result, the ultimate impact these capital requirements will have on our long-term capital planning and the results of our operations.

While we expect to meet the requirements of the New Capital Rules, inclusive of the capital conservation buffer, as phased-in by the Federal Reserve, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity. Failure to meet current or future capital requirements, including those imposed by the New Capital Rules or by regulators in implementing other portions of the Basel III framework, could materially adversely affect our financial condition.

Compliance with capital adequacy rules, including the New Capital Rules, will require a material investment of resources. Although we have current estimates of risk weight calculations under the Basel III standardized approach, we cannot assure you that our current estimates will be correct and we may need to hold significantly more regulatory capital than we currently estimate in order to maintain a given capital ratio. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy rules may also negatively impact the assessment of the Company, TRS and its U.S. banking subsidiaries by federal banking regulators.

For more information on capital adequacy requirements, see “Financial Holding Company Status and Activities — Capital Adequacy” under “Supervision and Regulation” above.

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock. Our subsidiaries are also subject to restrictions that limit their ability to pay dividends to us, which may adversely affect our liquidity.

We are limited in our ability to pay dividends and repurchase capital stock by our regulators who have broad authority to prohibit any action that would be considered an unsafe or unsound banking practice. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. We are also subject to a requirement to submit capital plans that include, among other things, projected dividend payments and repurchases of capital stock, to the Federal Reserve for review. As part of the capital planning and stress testing process, our proposed capital actions are assessed against our ability to satisfy applicable capital requirements, including our ability to achieve Basel III capital ratio requirements under the New Capital Rules. If our capital plan is not approved for any reason or if we fail to satisfy applicable capital requirements, our ability to undertake capital actions may be restricted.

American Express Company relies on dividends from its subsidiaries for liquidity, and federal and state law limit the amount of dividends that our subsidiaries may pay to the parent company. In particular, our U.S. depository institution subsidiaries are subject to various statutory and regulatory limitations on their declaration and payment of dividends. The Company’s liquidity could be reduced to the extent our subsidiaries are unable to declare and pay dividends to the Company when necessary for the Company to meet its obligations, and the Company may be unable to make dividend payments on its outstanding capital stock, make principal and interest payments on its outstanding debt or make other payments on its outstanding obligations.

For more information on bank holding company and depository institution dividend restrictions, see “Supervision and Regulation — Financial Holding Company Status and Activities — Dividends” above, as well as “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 37 and Note 23 on pages 100-101 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has evolved and increased significantly. For example, we are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of customers and merchants who can obtain or accept our charge and credit Cards. In addition, Member States of the European Economic Area have implemented the Payment Services Directive for electronic payment services that put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. The Directive is now undergoing review and further changes, as yet to be defined, are anticipated. Complying with these and other regulations increases our costs and can reduce our revenue opportunities.

Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, credit bureau reporting, disclosure rules, security and marketing that would impact us directly, in part due to increased scrutiny of our underwriting and account management standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could decrease our transaction volumes. In some circumstances, new regulations and legislation could have the effect of limiting our ability to offer new types of charge or credit cards or restricting our ability to offer existing Cards, such as stored-value cards, which could materially and adversely reduce our revenues and revenue growth.

Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. In recent years, several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers in “four party” payment networks such as Visa and MasterCard and the fees merchants are charged to accept cards, as well as the terms and conditions of merchant acceptance contracts and rules. For example, certain countries in the European Union (e.g., Poland, Hungary) have enacted local regulation on interchange fees. In Mexico, the government has recently passed payment network laws that give the Central Bank and National Banking Commission, acting together, the power to issue rules about payment systems including interchange and other fees that, when promulgated, may impact our card businesses in that country. Regulators in Australia, Brazil, Canada, Hungary, Italy, Mexico, New Zealand, Poland, Switzerland, the United Kingdom, Venezuela and the European Union, among others, have conducted investigations into, or initiated proceedings with respect to, interchange fees that are ongoing, concluded or on appeal. In some cases these investigations have led to changes in network practices, such as non-discrimination and honor-all-card provisions.

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

Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit cards, so long as offers to encourage credit or debit card payments do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of this law, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment, such as debit, which could adversely affect our revenues and profitability. In addition, a number of bills have been proposed in individual U.S. state legislatures in recent years seeking to permit merchants to impose surcharges for the use of credit and debit cards; to impose caps on credit card interchange fees; to prohibit credit card companies from charging a merchant discount on the sales tax portion of credit card purchases; or to affect the transparency of card network rules for merchants.

In Europe, some countries such as Italy and Poland have proposed or adopted regulation of interchange or merchant fees. In January 2012, the EC published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The EC has completed a consultation period and issued its preliminary conclusions in the form of proposed legislation on July 24, 2013 (the “EU Payments Package”). Among other things, the proposed EU Payments Package addresses interchange fees, anti-steering and honor-all-cards rules, surcharging, separation of processing from card network management, access rights to payment systems, perceived barriers to cross-border acquiring, mobile payments and technical standardization. For a description of certain of the proposals and their potential impacts on us, see “Global Network & Merchant Services — Regulation” above. We cannot predict the final form, or effects on us, of this proposed legislation. These and other potential or proposed legislative and regulatory changes could negatively impact the discount revenue derived from our business in the EU as a result of downward pressure on the discount rate from anticipated decreases in competitor pricing in connection with the proposed caps on interchange fees. We may also be required to change certain of our business practices, including contractual provisions relating to card acceptance by merchants, or alter our business relationships in the EU, including arrangements with GNS partners. If the scope of permissible surcharging or steering is expanded, there could be an adverse impact on our Cards-in-force, transaction volumes, discount revenue or other parameters impacting financial performance. See “An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations” below. The proposed legislation also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.

Increased regulatory focus on us, such as in connection with the matters discussed above, may increase our compliance costs or result in a reduction of transactions processed on our networks or merchant discount revenues from such transactions, which could materially and adversely impact our results of operations.

If we are not able to protect our intellectual property, and invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management and analysis, customer interactions and communications, travel reservations systems, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new technologies applicable to the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our Cards, networks and other services. Because of evolving payments technologies and the competitive landscape, we may not, among other things, be successful in increasing or maintaining our share of online spending and enhancing our Card Members’ digital experience, which could have an adverse effect on our revenues and profitability. We also expect increased regulatory and legal scrutiny and requirements with respect to data privacy and protection in connection with these new technologies. Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may be limited by patent rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by a need for industry-wide standards, by resistance to change from Card Members or merchants, by the complexity of our systems or by intellectual property rights of third parties.

We rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement claim against us could cause us to lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages.

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

In the European Union, the European Data Protection Directive, which obligates the controller and/or processor of an individual’s personal data to, among other things, take the necessary technical and organizational measures to protect personal data, has been implemented through local laws in Member States. As these laws are interpreted throughout the European Union, compliance costs are increasing, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. The European Commission proposed in January 2012 a new regulation to replace the current Data Protection Directive that, among other things, would tighten data protection requirements and make enforcement more rigorous, for example, by streamlining enforcement at a European level, introducing data breach notification requirements and increasing penalties for non-compliance. This proposed regulation follows the implementation of the European Union’s e-Privacy Directive, which imposes consent requirements on the use of “cookies” for certain purposes such as online behavioral advertisement.

Various U.S. federal banking regulators, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements also apply broadly to merchants that accept our Cards and our business partners. In many countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification.

In addition, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising Privacy, Information Security and Data Protection Laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. For example, the U.S. House of Representatives and Senate considered a number of privacy, security breach notification, cybersecurity and information-security related bills during the 113th Congress and various committee hearings were held on related subjects. There also continues to be legislative activity in these areas at the state level. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing laws to technology developments can be uncertain, increasing compliance risk.

Compliance with current or future Privacy, Data Protection and Information Security Laws to which we are subject affecting customer and/or employee data could result in higher compliance and technology costs and could restrict our ability to fully exploit our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with Privacy, Data Protection and Information Security Laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our global reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of privacy, data protection and information security in various countries in which we operate.

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

Tax and abandoned property legislative initiatives or assessments by governmental authorities could adversely affect our results of operations and financial condition.

We operate in jurisdictions throughout the world. As such, we remit a variety of taxes and fees to various governmental authorities, including U.S. federal, state and local governments and various foreign jurisdictions. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws that require us to turn over to certain governmental authorities the property of others held by us (such as uncashed stored-value products like Travelers Cheques and other prepaid products) that has been unclaimed for a specified period of time. The laws and regulations related to tax and unclaimed property matters are extremely complex and subject to varying interpretations. Although management believes our positions are reasonable, various authorities may challenge our positions or apply existing laws and regulations more broadly, which may potentially result in a significant increase in liabilities for taxes, unclaimed property and interest in excess of accrued liabilities.

Legislative initiatives may be proposed from time to time, such as proposals for fundamental tax reform in the United States or multi-jurisdictional actions to address “base erosion and profit shifting” by multinational companies, which may impact our effective tax rate and could adversely affect our tax positions and/or our tax liabilities. Legislation has been proposed, and in some states enacted, to establish shorter escheatment periods for travelers checks and/or prepaid cards, often with retroactive application. We have challenged, and intend to continue to challenge, what we believe are significant defects in these laws, which can have a significant impact on our Travelers Cheques and prepaid cards business in the states in which they are enacted, as well as increase the estimated liability recorded in our financial statements with respect to uncashed stored-value products.

Business Risks

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.

The payments industry is highly competitive and includes charge, credit and debit card networks and issuers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and ACH), as well as evolving alternative payment mechanisms, systems and products, such as aggregators and web-based payment platforms (e.g., PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and other systems linked to payment cards. We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind Visa, MasterCard and China UnionPay. We believe Visa and MasterCard are larger than we are in most countries. As a result, competitive card issuers and acquirers on the Visa and MasterCard networks may be able to benefit from the dominant position, resources, marketing and pricing of Visa and MasterCard.

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

In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, including larger cash reserves, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition, co-brand card programs or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. Our competitors may also be more efficient in introducing innovative products, programs and services on different platforms than we are. Spending on our charge, credit and prepaid Cards and accounts could continue to be impacted by increasing consumer usage of debit cards issued on competitive networks.

Internationally, competition remains fierce, and as a result, we may not be successful in accelerating our growth outside of the United States through proprietary consumer, small business and corporate products, GNS partners and alternative payment vehicles such as prepaid services.

New technologies, including continuing advancements in the areas of proximity payment devices (such as contactless cards) and remote payment technologies (such as cloud based accounts), and evolving consumer behavior are rapidly changing the way people interact with each other and transact business all around the world. In this connection, traditional and non-traditional competitors such as mobile, technology and telecommunications companies and aggregators are working to deliver digital and mobile payment services for both consumers and merchants. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our success will depend in part on our ability to develop new technologies and adapt to technological changes and evolving industry standards. If we are unable to continue to keep pace with innovation, manage the shift to mobile, device-based and multi-channel commerce or improve the quality of the Card Member experience, our business and results of operations could be adversely affected.

In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online.

To the extent alternative payment mechanisms, systems and products continue to successfully expand in the online and mobile payments space, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. Our Enterprise Growth Group focuses on this strategic challenge by leveraging its Serve software platform to develop low-cost and more efficient alternatives to traditional banking, payment and prepaid services. The long-term goal is to generate alternative sources of revenue globally in areas such as alternative mobile and online payments, fee-based services and emerging technologies that help new and existing customer segments move and manage their money. While expanding the Enterprise Growth Group is a top priority for us, many of the growth initiatives will involve new areas for us and we may not be successful in executing our strategy. Our failure to expand Enterprise Growth and drive adoption of new products and services, including new technology and payment options such as prepaid products and services that we offer, would negatively impact our future growth.

Our products, including those offered by our Enterprise Growth Group, compete with a wide variety of financial payment products including cash, foreign and digital currencies, checks, other brands of travelers checks, debit, prepaid and ATM cards, store branded gift cards, other network branded cards and other payment cards. These payment products are subject to intense and increasing competition. We also compete with companies that market open-loop prepaid debit cards through retail and online distribution, banks and other providers that offer demand deposit and savings accounts, other issuers of debit cards, check cashers, money order services, and large retailers or retailer coalitions who are seeking to integrate more financial services into their product offerings. We anticipate increased competition from traditional and alternative financial services providers that are often well-positioned to service customers, including those previously excluded or poorly served by the traditional financial system, and that may wish to develop their own prepaid card programs. The increased desire of banks, retailers and alternative financial services providers to develop and promote prepaid card programs could have an adverse effect on our prepaid offerings, such as American Express Serve.

To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. In addition, companies that control access to consumer and merchant payment method preferences through digital wallets, mobile applications or at the point-of-sale could choose not to accept or could suppress use of our products or could restrict our access to our customers and transaction data. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could slow our growth in international regions. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships could have higher cost structures than our current arrangements, adversely impact our average discount rate or dilute our brand.

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

Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Card Member spending. Discount revenue, which represents fees charged to merchants when Card Members use their Cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we have been under market pressure, including pressure created by regulatory-mandated reductions to competitors’ pricing, to reduce merchant discount rates and undertake other repricing initiatives. In addition, differentiated payment models from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. Some merchants also continue to invest in their own payment solutions, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rate and billed business volumes.

A continuing priority of ours is to drive greater value to our merchants, which, if not successful, could negatively impact our discount revenue and financial results. If we continue to experience a decline in the average merchant discount rate, we will need to find ways to offset the financial impact by increasing billed business volumes, increasing other sources of revenue, such as fee-based revenue or interest income, or both. We may not succeed in sustaining merchant discount rates or offsetting the impact of declining merchant discount rates, particularly in the current regulatory environment, which could materially and adversely affect our revenues and profitability, and therefore our ability to invest in innovation and in value-added services to merchants and Card Members.

An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations.

In certain countries, such as Australia and certain Member States in the European Union, merchants are permitted by law to surcharge card purchases. The number of countries in the EU that permit surcharging could increase as the European Parliament and the European Council consider recommendations by the European Commission to change surcharging laws, as discussed in “Global Network & Merchant Services — Regulation” above. We cannot predict the final form, or effects on us, of this proposed legislation. In Australia, we have seen selective, but increasing, merchant surcharging on American Express Cards in certain merchant categories and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging. New rules issued by the Reserve Bank of Australia that took effect in 2013 allow us and other payment networks to prohibit merchants from surcharging by more than their reasonable costs of accepting a particular payment card. This could lead to an increase in the number of merchants that differentially surcharge American Express Cards.

The settlement by MasterCard and Visa of a merchant class litigation required, among other things, MasterCard and Visa to permit U.S. merchants to surcharge MasterCard and Visa credit card transactions under certain terms and subject to certain conditions, while permitting the networks to continue to prohibit surcharges on debit card transactions. MasterCard and Visa’s revised network rules that went into effect in January 2013 prohibit merchants that also accept American Express Cards from implementing surcharges of MasterCard and/or Visa credit card transactions unless they also surcharge American Express transactions in a manner that would violate the non-discrimination provisions generally agreed to by most merchants that accept Cards on the American Express network (i.e., by surcharging American Express transactions but not surcharging MasterCard and Visa debit card transactions). This may encourage merchants that currently accept American Express Cards to either violate their Card acceptance agreements with American Express or to discontinue acceptance of American Express Cards. If this occurs, it could materially and adversely affect American Express merchant coverage and Charge volumes.

In December 2013, we announced the proposed settlement of U.S. merchant class action lawsuits under which we would change our U.S. Card acceptance agreement provisions to permit merchants to surcharge American Express charge and credit Card transactions no more than the surcharge on other charge and credit cards or other forms of payment the merchant accepts (other than cash, checks, debit cards or inter-bank transfers). While we continue to believe surcharging is not a customer-friendly practice, this proposed settlement provides merchants with additional flexibility to surcharge American Express charge and credit Cards on an equal basis with other charge and credit cards, even if the merchant does not surcharge debit cards. We will not be required to put these contract changes into effect any sooner than the date that the settlement agreement receives final approval, including any appeal period. If the settlement receives final approval, these contract changes, combined with U.S. merchants’ options under Dodd-Frank to offer discounts or incentives to induce payment by debit cards could shift spending from American Express charge and credit Cards to debit cards. For more detail on the proposed settlement, see “Legal Proceedings” below.

If surcharging becomes widespread, American Express Cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in Cards-in-force and transaction volumes. The impact could vary depending on the manner in which a surcharge is levied and whether surcharges are levied upon all payment cards, whether debit cards are excluded, or whether the amount of the surcharge varies depending on the card, network, acquirer or issuer. Surcharging could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent surcharging disproportionately impacts American Express Card Members.

We may not be successful in our efforts to promote Card usage through our marketing, promotion and rewards programs, or to effectively control the costs of such programs, both of which may impact our profitability.

Our business is characterized by the high level of spending by our Card Members. Increasing consumer and business spending on our payment services products, particularly credit and charge Cards and prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. One of the ways in which we attract new Card Members, reduce Card Member attrition and seek to retain or capture a greater share of customers’ total spending is through our Membership Rewards program, as well as other Card Member benefits. We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion and rewards expenses and Card Member services expenses. Our prospects for growth also depend on our ability to innovate by offering new, and adding value to our existing, payment services products. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. In addition, many credit card issuers have instituted rewards and co-brand programs that are similar to ours, and issuers may in the future institute programs and services that are more attractive than ours.

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

Our brand and its attributes are key assets of the Company, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, merchant acceptance, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents — could erode trust and confidence and damage our reputation among existing and potential Card Members and corporate clients, which could make it difficult for us to attract new Card Members and customers and maintain existing ones. Negative public opinion could also result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance and the use and protection of customer information, and from actions taken by regulators or others in response to such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.

Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of a third-party vendor or GNS partner that issues Cards or acquires merchants on the American Express network may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. The lack of acceptance or suppression of Card usage by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payments systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

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

We may not be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•	Increasing plastic penetration, including by growing our share of premium and small business spend and B2B payments

•	Continuing to expand internationally through proprietary and GNS offerings

•	Expanding our presence in the digital payments space, including online and mobile channels

•	Growing our loyalty coalition business, Loyalty Partner, and our newer payment products, including Serve and Bluebird

The process of developing new products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations.

We also continue to pursue a disciplined expense-management strategy, including reengineering operations. However, there is no guarantee that we will be able to control the growth of expenses in the future, particularly as expenses incurred in our foreign entities are subject to foreign exchange volatility and regulatory compliance and legal and related costs are difficult to predict or control, particularly given the current regulatory and litigation environment. Moreover, we have incurred, and will continue to incur, costs of investing in our businesses. These investments may not be as productive as we expect or at all.

We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be negatively impacted.

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

As discussed in “Global Business Travel” under “Global Commercial Services” above, we announced plans to create a new joint venture for our GBT operations. The transaction remains subject to the execution of definitive agreements and receipt of regulatory and other approvals. There can be no assurance that we will be able to consummate the transaction. If we are able to close the transaction, the joint venture may not be able to realize the underlying assumptions related to the transaction, including accelerating the transformation and growth of the corporate travel business, creating additional investment capacity and enhancing its suite of products and services. Following and continuing after the consummation of the transaction, we and the joint venture face the potential loss of key customers, vendors and other key business partners. Our failure to address these risks or other problems encountered in connection with the joint venture transaction could cause us to fail to realize the anticipated benefits of such transaction, incur unanticipated liabilities and adversely affect our operations.

Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.

A significant disruption or breach in the security of our information technology systems or an increase in fraudulent activity using our Cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure and could reduce the use and acceptance of our charge and credit Cards.

We and other third parties process, transmit and store account information in connection with our charge and credit Cards and prepaid products, and in the normal course of our business, we collect, analyze and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees.

Information security risks for large financial institutions like us have generally increased in recent years. We have identified four categories of “threat actors” that we currently believe pose the greatest risk, namely cyber criminals, nation state sponsored groups, determined insiders and “hacktivists” or social objectors. These threat actors are using increasingly sophisticated methods to capture various types of information relating to Card Members’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft, to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. As outsourcing and specialization of functions within the payments industry increase, there are more third parties involved in processing transactions using our Cards and there is a risk the confidentiality, privacy and/or security of data held by third parties, including merchants that accept our Cards and our business partners, may be compromised.

We develop and maintain systems and processes to detect and prevent data breaches and fraudulent activity, but the development and maintenance of these systems are costly and require ongoing monitoring and updating as technologies and regulatory requirements change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of data breaches, malicious social engineering and fraudulent or other malicious activities cannot be eliminated entirely, and risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information).

Our information technology systems, including our transaction authorization, clearing and settlement systems, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, telecommunications failures, fraud, denial-of-service and other cyber attacks, terrorism, computer viruses, physical or electronic break-ins, or similar events. For example, we and other U.S. financial services providers were targeted recently with distributed denial-of-service attacks from sophisticated third parties. Service disruptions could prevent access to our online services and account information, compromise Company or customer data, and impede transaction processing and financial reporting. Inadequate infrastructure in lesser developed countries could also result in service disruptions, which could impact our ability to do business in those countries.

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

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships. The loss of any of our business partners could have a negative impact on our business and results of operations, including as a result of Card Member attrition or additional costs we incur to retain Card Members.

We may be obligated to make or accelerate payments to certain business partners such as co-brand partners and merchants upon the occurrence of certain triggering events such as: (i) our filing for bankruptcy, (ii) our economic condition deteriorating such that our senior unsecured debt rating is downgraded significantly below investment grade by S&P and Moody’s, (iii) our ceasing to have a public debt rating, or (iv) a shortfall in certain performance levels. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain co-brand partners relating to our prepayments for loyalty program points that may not be fully redeemed. We are also exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular Card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our Cards.

The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. The airline industry accounted for approximately 9 percent of our worldwide billed business for the year ended December 31, 2013.

There continues to be significant consolidation in the airline industry, particularly in the United States (e.g., American/US Airways and United Airlines/Continental Airlines), through mergers and/or grants of antitrust immunity to airline alliances and joint ventures, and this trend could continue. In particular, the United States Department of Transportation has granted antitrust immunity to members of the Skyteam, Star and Oneworld Alliances, enabling the covered airlines to closely coordinate their cross-regional operations and to launch highly integrated joint ventures in transatlantic and other markets, including jointly pricing and managing capacity on covered routes, sharing revenues and costs, and coordinating sales and corporate contracts, all outside the scope of the U.S. antitrust laws. The EC has similarly approved the Star and Oneworld Alliances, and its review of the Skyteam Alliance and cooperation between its members is continuing. Increasing consolidation and expanded antitrust immunity could create challenges for our relationships with the airlines including reducing our profitability on our airline business.

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. Our largest airline co-brand loan portfolio, American Express’ Delta SkyMiles Credit Card, accounted for less than 15 percent of worldwide Card Member loans as of December 31, 2013.

If an airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand Card, whether as the result of a merger or otherwise, such as the withdrawal of Continental Airlines in 2011 from our Airport Club Access program for Centurion and Platinum Card Members and our Membership Rewards points transfer program or the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion and Platinum Card Members, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Risk Management — Exposure to the Airline Industry” on page 44 of our 2013 Annual Report to Shareholders, which is incorporated herein by reference.

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

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk and reputational risk. See “Risk Management” on pages 43-46 of our 2013 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. In addition, as regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

We must effectively manage credit risk related to consumer debt, business loans, settlement with GNS partners, merchant and consumer bankruptcies, delinquencies and other credit trends that can affect spending on Card products, debt payments by individual and corporate customers and businesses that accept our Card products.

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both individual credit risk, principally from consumer and small business Card Member receivables and loans, and institutional credit risk from merchants, GNS partners, GCP clients and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks can contribute to credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Although delinquencies and charge-offs declined in 2013, we believe we are experiencing historical lows in these rates and they are likely to increase. In addition, if economic conditions do not improve, these rates may increase more than expected. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds. In addition, our ability to recover amounts that we have previously written off may be limited, which could have a negative impact on our revenues.

Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the credit risks of our customers. Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions, changes in our mix of business or otherwise, could require us to increase our provision for losses and could have a material adverse effect on our results of operations and financial condition.

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

As a source of funding, our U.S. banking subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through American Express Personal Savings. As of December 31, 2013, we had approximately $40.8 billion in total U.S. retail deposits. Many other financial services firms are increasing their use of deposit funding, and as such we may experience increased competition in the deposit markets, particularly as to brokerage networks. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits also is dependent on capital levels of our U.S. banking subsidiaries. The FDIA generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A significant amount of our outstanding U.S. retail deposits has been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, and require an undercapitalized institution take certain actions applicable to significantly undercapitalized institutions.

While Centurion Bank and AEBFSB were considered “well capitalized” for these purposes as of December 31, 2013, there can be no assurance that they will continue to meet this definition. The New Capital Rules, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be well capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

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

Additionally, we rely on third-party service providers, merchants, processors, aggregators, GNS partners and other third parties for the timely transmission of accurate information across our global network. If a service provider or other third party fails to provide the data quality, communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or other cybersecurity incidents or any other reason, the failure could interrupt or compromise the quality of our services to customers. See “A significant disruption or breach in the security of our information technology systems or an increase in fraudulent activity using our Cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure and could reduce the use and acceptance of our charge and credit Cards” above.

Our business is subject to the effects of geopolitical events, weather, natural disasters and other conditions.

Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, health pandemics, intrusion into or degradation of our infrastructure by hackers and other catastrophic events can have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks. In addition, disruptions in air travel and other forms of travel caused by such events can result in the payment of claims under travel interruption insurance policies that we offer and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending. If the conditions described above (or similar ones) result in widespread or lengthy disruptions to travel, they could have a material adverse effect on our results of operations. Card Member spending may also be negatively impacted in areas affected by natural disasters or other catastrophic events. The impact of such events on the overall economy may also adversely affect our financial condition or results of operations.

Special Note About Forward-Looking Statements

We have made various statements in this Report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and on pages 54-56 of the 2013 Annual Report to Shareholders, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above and in the 2013 Annual Report to Shareholders are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan on land leased from the Battery Park City Authority for a term expiring in 2069. We have a 49 percent ownership interest in the building and Brookfield Financial Properties owns the remaining 51 percent interest in the building. We also lease space in the building from Brookfield.

Other owned or leased principal locations currently include the American Express Service Centers in Fort Lauderdale, Florida, Phoenix, Arizona, Salt Lake City, Utah, Mexico City, Mexico, Sydney, Australia, Gurgaon, India and Brighton, England; the American Express Data Centers in Phoenix, Arizona, Minneapolis, Minnesota, and Greensboro, North Carolina; a multi-building campus in Phoenix, Arizona; the headquarters for American Express Services Europe Limited in London, England; and the Amex Bank of Canada and Amex Canada Inc. headquarters in Markham, Ontario, Canada.

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

We and our subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of their respective business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. In the course of our business, we and our subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. We believe we are not a party to, nor are any of our properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on our consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving us or our subsidiaries are described below.

For those legal proceedings and governmental examinations disclosed below where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $440 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, see Note 24 to our Consolidated Financial Statements, which can be found on pages 101-102 of our 2013 Annual Report to Shareholders.

Corporate Matters

During the last few years as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, we have responded to many inquiries from banking and competition authorities throughout the world.

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against us, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages.

The DOJ matter was coordinated pre-trial with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that our “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief.

In July 2004, we were named as a defendant in a putative class action captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages.

In December 2013, we announced a proposed settlement of the Marcus case and the putative class actions challenging our anti-steering or non-discrimination provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. The final approval hearing is scheduled for September 17, 2014.

Trial of the DOJ matter is to commence on June 16, 2014. A trial date for the individual merchant actions has not been set. Defendants’ motions for summary judgment in those cases are also pending.

We are a defendant in a class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that our gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement.” We are also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York, that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and will be subject to any final settlement in Kaufman that may be approved over their objections. A final settlement approval hearing is scheduled for June 11, 2014.

On December 24, 2013, TRS, Centurion Bank and AEBFSB reached settlements with several bank regulators to resolve regulatory reviews of marketing and billing practices related to several credit card add-on products. The settlements were signed by TRS with the CFPB; Centurion Bank with the CFPB and FDIC; and AEBFSB with the CFPB and OCC. The American Express entities agreed to pay civil money penalties totaling $16.2 million and provide at least $59.5 million in customer remediation. As noted above under “Card-Issuing Business and Deposit Programs — Regulation” within “U.S. Card Services,” in connection with regulatory settlements, ongoing discussions with regulators and our own internal reviews, we and our subsidiaries have made and are likely to continue to make changes to certain card practices and products, which are likely to continue to result in additional restitution to Card Members and may result in additional regulatory actions, which could include civil money penalties.

U.S. Card Services and Global Merchant Services Matters

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that we conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardholder agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express Card Members are not part of the class. The settlement of the claims asserted on behalf of the damage class concerning foreign currency conversion rates was approved in 2012. Trial of the claims asserted by the injunction class concerning cardholder arbitration clauses concluded in February 2013. We are awaiting decision.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint seeks to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased.

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia and later moved to federal court. Plaintiffs seek to certify a nationwide class of all American Express Card Members who received unilateral interest rate increases despite their accounts being in good standing. The case is administratively closed pending further developments in Ross v. American Express Company.

In 2013, two putative class actions, captioned Seldes v. American Express Centurion Bank and Manhattan Steamboat LLC v, American Express Bank, FSB, were filed by plaintiffs making allegations similar to those in Meeks and seeking to certify nationwide classes. We have moved to dismiss or, in the alternative, to stay these actions.

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

International Matters

In a class action captioned Sylvan Adams v. Amex Bank of Canada, filed in the Superior Court of Quebec, District of Montreal in 2004, plaintiffs allege that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective Card Members. The action further alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class, consisting of all personal and small business Card Members residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. On June 11, 2009, following trial, the Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada and awarded damages in the amount of approximately CDN$13.1 million plus interest on the non-disclosure claims, and punitive damages in the amount of CDN$2.5 million. The Court of Appeal overturned the decision in part, with regard to the award of punitive damages. Amex Bank of Canada further appealed and that appeal was heard in the Supreme Court of Canada on February 13, 2014. A decision of the Supreme Court is pending.

In a class action captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal in 2003, against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada, plaintiffs alleges that conversion commissions made on foreign currency transactions are credit charges under the QCPA and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. On June 11, 2009, following trial, the Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of and awarded damages in the amount of approximately CDN$8.3 million plus interest on the QCPA and non-disclosure claims and punitive damages in the amount of CDN$25 per Card Member. The Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants and the plaintiffs appealed and that appeal was heard by the Supreme Court of Canada on February 13, 2014. A decision of the Supreme Court is pending.

Two purported class actions raising allegations similar to those in Marcotte and Adams have been filed in the Superior Court of Quebec, District of Montreal and the Superior Court of Quebec, District of Quebec City against Amex Bank of Canada. These cases cover foreign currency conversion commissions for the time frame starting as of January 1, 2008. Further proceedings in those cases have been stayed pending final judgment in Marcotte. There are four other class actions against Amex Bank of Canada that also allege that the QCPA applies and that Amex Bank of Canada violated that QCPA. The subject matter of these class actions include the credit card grace period prior to imposing finance charges, cash advance fees and unilateral credit limit increases and over limit fees. One case is stayed pending final judgment in Marcotte and defendants have filed a motion to stay the other class actions pending final judgment in Marcotte.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2013, we had 22,238 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements, which can be found on page 107 of our 2013 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, see “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 37 and Note 23 on pages 100-101 of our 2013 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation — Equity Compensation Plans” to be contained in the Company’s definitive 2013 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 12, 2014. The information to be found under such captions is incorporated herein by reference. Our definitive 2014 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2014 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

(b) Not applicable.

(c) Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013
Repurchase program(1)	2,396,600	$81.67	2,396,600	114,758,887
Employee transactions(2)	19,638	$74.61	N/A	N/A
November 1-30, 2013
Repurchase program(1)	3,441,393	$82.75	3,441,393	111,317,494
Employee transactions(2)	42,124	$82.73	N/A	N/A
December 1-31, 2013
Repurchase program(1)	3,702,223	$86.26	3,702,223	107,615,271
Employee transactions(2)	183	$78.16	N/A	N/A
Total
Repurchase program(1)	9,540,216	$83.84	9,540,216	107,615,271
Employee transactions(2)	61,945	$80.14	N/A	N/A

(1)	As of December 31, 2013, there were approximately 108 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 108 of our 2013 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 16-56 of our 2013 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 43-46 and in Note 12 to our Consolidated Financial Statements on pages 87-90 of our 2013 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm,” the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 58-107 of our 2013 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, appearing on pages 57 and 58 of our 2013 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2014 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 12, 2014, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	Information included under the caption “Corporate Governance at American Express — Corporate Governance Principles and Practices — Board Independence”

•	Information included under the caption “Corporate Governance at American Express — Board Meetings and Board Committees — Committee Membership and Meetings Held in 2013”

•

Information under the captions “Corporate Governance at American Express — Board Meetings and Board Committees — Board Committee Responsibilities — Compensation and Benefits Committee — Compensation and Benefits Committee Interlocks and Insider Participation” and “Executive Compensation — Report of the Compensation and Benefits Committee”

•	Information included under the caption “Corporate Governance at American Express — Board Meetings and Board Committees — Board Committee Responsibilities — Audit and Compliance Committee”

•	Information included under the caption “Compensation of Directors”

•	Information included under the caption “Ownership of Our Common Shares”

•	Information included under the caption “Item 1 — Election of Directors for a Term of One Year”

•	Information included under the caption “Executive Compensation”

•	Information under the caption “Additional Information — Certain Relationships and Transactions”

•	Information under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance”

In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Report.

We have adopted a set of Corporate Governance Principles, which together with the charters of the six standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Innovation and Technology; Nominating and Governance; Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all our other employees) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations website at http://ir.americanexpress.com. You may also access our Investor Relations website through our main website at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Secretary at our headquarters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 12, 2014, is incorporated herein by reference.

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

3. Exhibits:

The list of exhibits required to be filed as exhibits to this Report is listed on pages E-1 through E-5 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

/S/ JEFFREY C. CAMPBELL
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/S/ KENNETH I. CHENAULT Kenneth I. Chenault Chairman, Chief Executive Officer and Director	/S/ RICHARD C. LEVIN Richard C. Levin Director

/S/ JEFFREY C. CAMPBELL Jeffrey C. Campbell Executive Vice President and Chief Financial Officer	/S/ RICHARD A. MCGINN Richard A. McGinn Director

/S/ LINDA ZUKAUCKAS Linda Zukauckas Executive Vice President and Comptroller	/S/ SAMUEL J. PALMISANO Samuel J. Palmisano Director

/S/ CHARLENE BARSHEFSKY Charlene Barshefsky Director	/S/ STEVEN S REINEMUND Steven S Reinemund Director

/S/ URSULA M. BURNS Ursula M. Burns Director	/S/ DANIEL VASELLA Daniel Vasella Director

/S/ PETER CHERNIN Peter Chernin Director	/S/ ROBERT D. WALTER Robert D. Walter Director

/S/ ANNE LAUVERGEON Anne Lauvergeon Director	/S/ RONALD A. WILLIAMS Ronald A. Williams Director

/S/ THEODORE J. LEONSIS Theodore J. Leonsis Director

February 24, 2014

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
Data incorporated by reference from 2013 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		57
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		58
Consolidated statements of income for each of the three years in the period ended December 31, 2013		60
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2013		61
Consolidated balance sheets at December 31, 2013 and 2012		62
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2013		63
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2013		64
Notes to consolidated financial statements		65
Consent of independent registered public accounting firm	F-2
Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 4, 5 and 26 to the Consolidated Financial Statements in our 2013 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company only, respectively.

*    *    *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2013 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Report, our 2013 Annual Report to Shareholders is not to be deemed filed as part of this report.

F-1

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53801, No. 333-52699, No. 333-98479 and No. 333-142710) and Form S-3 (No. 2-89469, No. 333-32525 and No. 333-185242) of American Express Company of our report dated February 25, 2014, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2013 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2014

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.45 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

3.4	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

3.5	Company’s By-Laws, as amended through February 24, 2011, (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.5	American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.6	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011), (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.8	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through January 1, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.9	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.10	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.11	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.12	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.13	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.14	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.20	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.21	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.22	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.23	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.24	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.26	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.27	First Amendment to the American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2012).

10.28	Second Amendment to the American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated July 22, 2013 (filed July 25, 2013)).

10.29	Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.30	Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.31	Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

10.32	Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.33	Fifth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated May 1, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2013).

10.34	Sixth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated August 16, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.35	Seventh Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated September 26, 2013) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

*10.36	Eighth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 1, 2013).

10.37	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.38	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective November 20, 2012 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.39	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.40	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.41	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.42	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.43	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.44	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.45	Employment offer letter by and between the Company and Jeffrey C. Campbell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated June 19, 2013 (filed June 21, 2013)).

10.46	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.47	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.48	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001 (filed January 22, 2001)).

10.49	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 30, 2005 (filed October 6, 2005)).

10.50	Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2010).

10.51	Amendment No. 1 dated February 21, 2013 to the Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

*10.52	Amendment No. 2 dated November 14, 2013 to the Time Sharing Agreement, dated May 27, 2010, by and between National Express Company and Kenneth I. Chenault.

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2013 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS