Form 10-Q
period 2014-03-31
AMERICAN EXPRESS CO
filed 2014-04-29
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
Common Shares (par value $.20 per share)	1,058,605,218 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2014	2013
Revenues
Non-interest revenues
Discount revenue	$4,646	$ 4,438
Net card fees	674	653
Travel commissions and fees	423	437
Other commissions and fees	618	573
Other	501	537

Total non-interest revenues	6,862	6,638

Interest income
Interest on loans	1,711	1,683
Interest and dividends on investment securities	46	53
Deposits with banks and other	19	26

Total interest income	1,776	1,762

Interest expense
Deposits	94	114
Long-term debt and other	345	405

Total interest expense	439	519

Net interest income	1,337	1,243

Total revenues net of interest expense	8,199	7,881

Provisions for losses
Charge card	215	154
Card Member loans	250	243
Other	20	19

Total provisions for losses	485	416

Total revenues net of interest expense after provisions for losses	7,714	7,465

Expenses
Marketing, promotion, rewards and Card Member services	2,417	2,330
Salaries and employee benefits	1,540	1,615
Other, net	1,549	1,611

Total expenses	5,506	5,556

Pretax income	2,208	1,909
Income tax provision	776	629

Net income	$1,432	$ 1,280

Earnings per Common Share (Note 13):(a)
Basic	$1.34	$ 1.15
Diluted	$1.33	$ 1.15

Average common shares outstanding for earnings per common share:
Basic	1,060	1,099
Diluted	1,067	1,106
Cash dividends declared per common share	$0.23	$ 0.20

(a)	Represents net income less earnings allocated to participating share awards of $12 million and $11 million for the three months ended March 31, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2014	2013
Net income	$1,432	$ 1,280
Other comprehensive income (loss):
Net unrealized securities gains (losses), net of tax of: 2014, $23; 2013, $(18)	39	(35)
Foreign currency translation adjustments, net of tax of: 2014, $(23); 2013, $(11)	(34)	(45)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2014, $15; 2013, $21	27	27

Other comprehensive income (loss)	32	(53)

Comprehensive income	$1,464	$ 1,227

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$2,493	$ 2,212
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2014, $241; 2013, $143)	17,909	16,776
Short-term investment securities	338	498

Total cash and cash equivalents	20,740	19,486
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of consolidated variable interest entities: 2014, $6,387; 2013, $7,329), less reserves: 2014, $414; 2013, $386	44,240	43,777
Other receivables, less reserves: 2014, $66; 2013, $71	3,134	3,408
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2014, $28,687; 2013, $31,245), less reserves: 2014, $1,191; 2013, $1,261	62,825	65,977
Other loans, less reserves: 2014, $9; 2013, $13	651	608
Investment securities	4,761	5,016
Premises and equipment, less accumulated depreciation and amortization: 2014, $6,090; 2013, $5,978	3,893	3,875
Other assets (includes restricted cash of consolidated variable interest entities: 2014, $698; 2013, $58)	11,253	11,228

Total assets	$151,497	$ 153,375

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$42,671	$ 41,763
Travelers Cheques and other prepaid products	3,843	4,240
Accounts payable	11,844	10,615
Short-term borrowings (includes debt issued by consolidated variable interest entities: 2014, nil; 2013, $2,000)	2,821	5,021
Long-term debt (includes debt issued by consolidated variable interest entities: 2014, $15,192; 2013, $18,690)	54,095	55,330
Other liabilities	16,246	16,910

Total liabilities	131,520	133,879

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,059 million shares as of March 31, 2014 and 1,064 million shares as of December 31, 2013	212	213
Additional paid-in capital	12,337	12,202
Retained earnings	8,822	8,507
Accumulated other comprehensive income (loss)
Net unrealized securities gains, net of tax of: 2014, $56; 2013, $33	102	63
Foreign currency translation adjustments, net of tax of: 2014, $(549); 2013, $(526)	(1,124)	(1,090)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2014, $(162); 2013, $(177)	(372)	(399)

Total accumulated other comprehensive loss	(1,394)	(1,426)

Total shareholders’ equity	19,977	19,496

Total liabilities and shareholders’ equity	$151,497	$ 153,375

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2014	2013
Cash Flows from Operating Activities
Net income	$1,432	$ 1,280
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	485	416
Depreciation and amortization	249	245
Deferred taxes and other	44	83
Stock-based compensation	88	96
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	297	486
Other assets	478	330
Accounts payable and other liabilities	607	4,946
Travelers Cheques and other prepaid products	(395)	(335)

Net cash provided by operating activities	3,285	7,547

Cash Flows from Investing Activities
Sale of investments	44	80
Maturity and redemption of investments	354	187
Purchase of investments	(71)	(472)
Net decrease in Card Member loans/receivables	2,072	1,510
Purchase of premises and equipment, net of sales: 2014, $2; 2013, $4	(226)	(204)
Acquisitions/dispositions, net of cash acquired	(6)	(11)
Net increase in restricted cash	(610)	(1,058)

Net cash provided by investing activities	1,557	32

Cash Flows from Financing Activities
Net increase in customer deposits	918	1,141
Net (decrease) increase in short-term borrowings	(2,245)	166
Issuance of long-term debt	2,240	598
Principal payments on long-term debt	(3,500)	(3,001)
Issuance of American Express common shares	233	275
Repurchase of American Express common shares	(961)	(787)
Dividends paid	(246)	(222)

Net cash used in financing activities	(3,561)	(1,830)

Effect of exchange rate changes on cash and cash equivalents	(27)	(35)

Net increase in cash and cash equivalents	1,254	5,714
Cash and cash equivalents at beginning of period	19,486	22,250

Cash and cash equivalents at end of period	$20,740	$ 27,964

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

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the Annual Report).

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. These accounting estimates reflect the best judgment of management, but actual results could differ.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Divestitures

On March 17, 2014, the Company announced that it signed an agreement to create a joint venture for its Global Business Travel division (GBT). In the proposed transaction, the Company will separate its GBT operations into a dedicated holding structure, which will include certain assets and liabilities that currently comprise GBT, and will maintain an approximate 50 percent ownership stake in a non-consolidated joint venture following the closing. In exchange for an investment of $900 million in the joint venture, an investor group will hold the remaining interest. The closing of the joint venture transaction is subject to the receipt of requisite regulatory approvals and the satisfaction of other customary closing conditions. Assuming these conditions are met, the Company would plan to close the transaction in the second quarter of 2014. The carrying amount of GBT’s assets and liabilities are not material to the Company’s financial position.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. For information on the Company’s accounts receivable and loans and the related accounting policies, refer to Note 4 on pages 72 – 76 of the Annual Report.

Accounts receivable as of March 31, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Card Services(a)	$20,726	$ 21,842
International Card Services	7,153	7,771
Global Commercial Services(b)	16,638	14,391
Global Network & Merchant Services(c)	137	159

Card Member receivables(d)	44,654	44,163
Less: Reserve for losses	414	386

Card Member receivables, net	44,240	43,777

Other receivables, net(e)	$3,134	$ 3,408

(a)

Includes $6.4 billion and $7.3 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2014 and December 31, 2013, respectively.

(b)	Includes $885 million and $836 million due from airlines, of which Delta Air Lines (Delta) comprises $653 million and $628 million as of March 31, 2014 and December 31, 2013, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.9 billion and $13.8 billion of Card Member receivables outside the U.S. as of March 31, 2014 and December 31, 2013, respectively.

(e)

Other receivables primarily represent amounts related to (i) purchased joint venture receivables, (ii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees, and (iii) certain merchants for billed discount revenue. Other receivables are presented net of reserves for losses of $66 million and $71 million as of March 31, 2014 and December 31, 2013, respectively.

Loans as of March 31, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Card Services(a)	$55,801	$ 58,395
International Card Services	8,154	8,790
Global Commercial Services	61	53

Card Member loans	64,016	67,238
Less: Reserve for losses	1,191	1,261

Card Member loans, net	62,825	65,977

Other loans, net(b)	$651	$ 608

(a)	Includes approximately $28.7 billion and $31.2 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of March 31, 2014 and December 31, 2013, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio. Other loans are presented net of reserves for losses of $9 million and $13 million as of March 31, 2014 and December 31, 2013, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table represents the aging of Card Member loans and receivables as of March 31, 2014 and December 31, 2013:

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$55,193		$175		$134		$299	$ 55,801
International Card Services	8,013		48		30		63	8,154
Card Member Receivables:
U.S. Card Services	$20,355		$119		$84		$168	$ 20,726
International Card Services(a)	7,050		34		21		48	7,153
Global Commercial Services	(b	)	(b	)	(b	)	122	16,638

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$57,772		$183		$134		$306	$ 58,395
International Card Services	8,664		43		28		55	8,790
Card Member Receivables:
U.S. Card Services	$21,488		$125		$69		$160	$ 21,842
International Card Services	(b	)	(b	)	(b	)	83	7,771
Global Commercial Services	(b	)	(b	)	(b	)	132	14,391

(a)

Effective March 31, 2014, as a result of system enhancements, delinquency data is now available and presented on a prospective basis for the indicated aging categories. Comparable data for prior periods is not available. For risk management purposes, the Company has historically utilized 90 days past billing for the International Card Services (ICS) segment as described below in (b).

(b)

Data for periods prior to 90 days past billing are not available due to system constraints. Therefore, such data have not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances. For Card Member receivables in Global Commercial Services (GCS) as of March 31, 2014 and ICS and GCS as of December 31, 2013, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is considered as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2014			2013

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Card Member Loans:
U.S. Card Services	1.7%	1.9%	1.1%	2.0%	2.2%	1.2%
International Card Services(b)	2.2%	2.7%	1.7%	1.8%	2.3%	1.7%
Card Member Receivables:
U.S. Card Services	1.8%	2.0%	1.8%	2.0%	2.2%	1.9%
International Card Services(b)	1.9%	2.0%	1.4%	(c)	(c)	(c)

	2014		2013

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Card Member Receivables:
International Card Services	(c)	(c)	0.18%	1.1%
Global Commercial Services	0.09%	0.7%	0.08%	0.7%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and/or fees as part of its total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(b)	For the period ending March 31, 2014, write-offs for certain installment loan products have been reclassified from Card Member receivables to Card Member loans.

(c)

Historically, net loss ratio as a % of charge volume and 90 days past billings as a % of receivables were presented. Effective March 31, 2014, as a result of system enhancements, 30 days past due as a % of total, Net write-off rate (principal only) and Net write-off rate (principal and fees) have been presented.

Refer to Note 5 on pages 77 – 78 of the Annual Report for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

Impaired Card Member Loans and Receivables

Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. For information on impaired Card Member loans and receivables and the related accounting policies, refer to Note 4 on pages 74 – 76 of the Annual Report.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information with respect to the Company’s impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, as of March 31, 2014 and December 31, 2013 or for the three months ended March 31, 2014 and 2013:

	As of March 31, 2014						For the Three Months Ended March 31, 2014

2014 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)	Average Balance of Impaired Loans	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$181	$220	$337	$738	$687	$80	$793	$ 16
International Card Services	62	2	—	64	64	—	63	4
Card Member Receivables:
U.S. Card Services	—	—	49	49	48	36	50	—

Total	$243	$222	$386	$851	$799	$116	$906	$ 20

	As of December 31, 2013						For the Three Months Ended March 31, 2013

2013 (Millions)	Loans over 90 Days Past Due & Accruing Interest(a)	Non- Accrual Loans(b)	Loans & Receivables Modified as a TDR(c)	Total Impaired Loans & Receivables	Unpaid Principal Balance(d)	Allowance for TDRs(e)	Average Balance of Impaired Loans	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$170	$244	$373	$787	$731	$84	$1,105	$ 12
International Card Services	54	4	5	63	62	—	70	4
Card Member Receivables:
U.S. Card Services	—	—	50	50	49	38	115	—

Total	$224	$248	$428	$900	$842	$122	$1,290	$ 16

(a)

The Company’s policy is generally to accrue interest through the date of write-off (i.e., at 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected. Amounts presented exclude loans modified as a troubled debt restructuring (TDR).

(b)	Non-accrual loans not in modification programs include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)

Total loans and receivables modified as a TDR includes $91 million and $92 million that are non-accrual and $27 million and $26 million that are past due 90 days and still accruing interest as of March 31, 2014 and December 31, 2013, respectively.

(d)	Unpaid principal balance consists of Card Member charges billed and excludes other amounts charged directly by the Company such as interest and fees.

(e)

Represents the reserve for losses for TDRs, which are evaluated individually for impairment. The Company records a reserve for losses for all impaired loans. Refer to Card Member Loans Evaluated Individually and Collectively for Impairment in Note 4 for further information regarding the reserve for losses on loans over 90 days past due and accruing interest and non-accrual loans, which are evaluated collectively for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Card Services (USCS) Card Member loans and receivables modified as TDRs during the three months ended March 31. The ICS and GCS Card Member loans and receivables modifications were not significant. For information on TDRs and the related accounting policies, refer to Note 4 on pages 74 – 76 of the Annual Report.

	Three Months Ended March 31, 2014

	Number of Accounts (in thousands)	Outstanding Balances(a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	12	$96	14		(c)
Card Member Receivables	4	47	(c	)	12

Total	16	$143

	Three Months Ended March 31, 2013

	Number of Accounts (in thousands)	Outstanding Balances(a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	23	$172	13		(c)
Card Member Receivables	8	104	(c	)	12

Total	31	$276

(a)

Represents the outstanding balance immediately prior to modification. For the three months ended March 31, 2014 and 2013, modifications reduced the aggregate principal balance by nil and $4 million, respectively.

(b)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

(c)	For Card Member loans, there have been no payment term extensions. The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest-bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three months ended March 31, 2014 and 2013, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered to have been in default from a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables. The defaulted ICS Card Member loan and receivable modifications were not significant.

	2014		2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$20	5	$ 48
Card Member Receivables	1	7	1	12

Total	3	$27	6	$ 60

(a)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

4.	Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments. For information on the Company’s reserves for losses and the related accounting policies, refer to Note 5 on pages 77 – 78 of the Annual Report.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2014	2013
Balance, January 1	$386	$ 428
Provisions(a)	215	154
Net write-offs(b)	(170)	(178)
Other(c)	(17)	6

Balance, March 31	$414	$ 410

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)

Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $92 million and $99 million, including net write-offs from TDRs of $2 million and $14 million, for the three months ended March 31, 2014 and 2013, respectively.

(c)

Effective March 31, 2014, amounts previously reserved for unauthorized transactions of $(7) million have been reclassified to other liabilities on a prospective basis. Also included are foreign currency translation adjustments of nil and $(2) million for the three months ended March 31, 2014 and 2013, respectively and other items of $(10) million and $8 million for the three months ended March 31, 2014 and 2013, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of March 31, 2014 and December 31, 2013:

(Millions)	2014	2013
Card Member receivables evaluated individually for impairment(a)	$49	$ 50
Related reserves(a)	$36	$ 38

Card Member receivables evaluated collectively for impairment	$44,605	$ 44,113
Related reserves(b)	$378	$ 348

(a)

Represents receivables modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 4 on pages 74 – 76 of the Annual Report for further information.

(b)

The reserves include the quantitative results of analytical models that are specific to individual pools of receivables and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment and are not specific to any individual pool of receivables.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2014	2013
Balance, January 1	$1,261	$ 1,471
Provisions(a)	250	243
Net write-offs
Principal(b)	(280)	(304)
Interest and fees(b)	(42)	(38)
Other(c)	2	(5)

Balance, March 31	$1,191	$ 1,367

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $107 million and $114 million, including net write-offs from TDRs of $(2) million and $6 million, for the three months ended March 31, 2014 and 2013, respectively. Recoveries of interest and fees were de minimis.

(c)

Effective March 31, 2014, reserves related to unauthorized transactions of $(6) million are reflected in other liabilities. All periods include foreign currency translation adjustments of $(1) million for both the three months ended March 31, 2014 and 2013, and other items of $9 million and $(4) million for the three months ended March 31, 2014 and 2013, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of March 31, 2014 and December 31, 2013:

(Millions)	2014	2013
Card Member loans evaluated individually for impairment(a)	$337	$ 378
Related reserves(a)	$80	$ 84

Card Member loans evaluated collectively for impairment(b)	$63,679	$ 66,860
Related reserves(b)	$1,111	$ 1,177

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 4 on pages 74 – 76 of the Annual Report for further information.

(b)

Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment and are not specific to any individual pool of loans.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Investment Securities

Investment securities include debt and equity securities classified as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in Accumulated Other Comprehensive Income (AOCI), net of income taxes. Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. For information on the Company’s methodology for determining the fair value of investment securities and related accounting policies, refer to Note 3 on pages 68 – 71 of the Annual Report.

The following is a summary of investment securities as of March 31, 2014 and December 31, 2013:

	2014				2013

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$3,957	$96	$(20)	$4,033	$4,060	$54	$(79)	$ 4,035
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	268	4	(1)	271	318	3	(1)	320
Corporate debt securities	43	3	—	46	43	3	—	46
Mortgage-backed securities(a)	151	6	—	157	160	5	(1)	164
Equity securities(b)	17	51	—	68	29	95	—	124
Foreign government bonds and obligations	129	6	—	135	272	5	(1)	276
Other(c)	50	—	(2)	48	50	—	(2)	48

Total	$4,618	$166	$(23)	$4,761	$4,935	$165	$(84)	$ 5,016

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC).

(c)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013:

	2014				2013

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$351	$(13)	$115	$(7)	$1,320	$(63)	$106	$ (16)
Foreign government bonds and obligations	—	—	—	—	208	(1)	—	—
U.S. Government treasury obligations	128	(1)	—	—	166	(1)	—	—
Mortgage-backed securities	—	—	—	—	35	(1)	—	—
Other	30	(1)	17	(1)	30	(1)	17	(1)

Total	$509	$(15)	$132	$(8)	$1,759	$(67)	$123	$ (17)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2014 and December 31, 2013:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2014:
90%–100%	58	$509	$(15)	10	$123	$(7)	68	$632	$ (22)
Less than 90%	—	—	—	1	9	(1)	1	9	(1)

Total as of March 31, 2014	58	$509	$(15)	11	$132	$(8)	69	$641	$ (23)

2013:
90%–100%	228	$1,665	$(53)	6	$24	$(2)	234	$1,689	$ (55)
Less than 90%	13	94	(14)	5	99	(15)	18	193	(29)

Total as of December 31, 2013	241	$1,759	$(67)	11	$123	$(17)	252	$1,882	$ (84)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the periods presented.

Supplemental Information

Gross realized gains on the sales of investment securities, included in other non-interest revenues, were $39 million and $36 million, for the three months ended March 31, 2014 and 2013, respectively. There were no gross realized losses for the three months ended March 31, 2014 and 2013.

Contractual maturities of investment securities, excluding equity securities and other securities, as of March 31, 2014 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$333	$ 333
Due after 1 year but within 5 years	451	459
Due after 5 years but within 10 years	208	220
Due after 10 years	3,559	3,633

Total	$4,551	$ 4,645

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Asset Securitizations

The Company periodically securitizes Card Member receivables and loans arising from its card business through the transfer of those assets to securitization trusts. The trusts then issue securities to third-party investors, collateralized by the transferred assets. For information on the Company’s asset securitizations and related accounting policies, refer to Note 7 on page 80 of the Annual Report.

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust) as of March 31, 2014 and December 31, 2013, included in other assets on the Company’s Consolidated Balance Sheets:

(Millions)	2014	2013
Charge Trust	$1	$ 2
Lending Trust	697	56

Total	$698	$ 58

These amounts relate to collections of Card Member receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company, is the primary beneficiary of both the trusts. Excluding its consolidated subsidiaries, TRS owns approximately $0.8 billion of subordinated securities issued by the Lending Trust as of March 31, 2014.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the three months ended March 31, 2014 and the year ended December 31, 2013, no such triggering events occurred.

7.	Customer Deposits

As of March 31, 2014 and December 31, 2013, customer deposits were categorized as interest-bearing or non-interest-bearing, as follows:

(Millions)	2014	2013
U.S.:
Interest-bearing	$41,853	$ 40,831
Non-interest-bearing (includes Card Member credit balances of: 2014, $298 million; 2013, $340 million)	317	360
Non-U.S.:
Interest-bearing	110	121
Non-interest-bearing (includes Card Member credit balances of: 2014, $373 million; 2013, $437 million)	391	451

Total customer deposits	$42,671	$ 41,763

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Customer deposits by deposit type as of March 31, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
U.S. retail deposits:
Savings accounts – Direct	$26,276	$ 24,550
Certificates of deposit:
Direct	402	489
Third-party	6,325	6,929
Sweep accounts – Third-party	8,850	8,863
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	147	155
Card Member credit balances – U.S. and non-U.S.	671	777

Total customer deposits	$42,671	$ 41,763

The scheduled maturities of certificates of deposit as of March 31, 2014 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2014	$2,000	$3	$ 2,003
2015	1,247	1	1,248
2016	1,673	—	1,673
2017	572	—	572
2018	1,042	—	1,042
After 5 years	193	—	193

Total	$6,727	$4	$ 6,731

As of March 31, 2014 and December 31, 2013, certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2014	2013
U.S.	$269	$ 324
Non-U.S.	2	2

Total	$271	$ 326

8.	Derivatives and Hedging Activities

The Company uses derivative financial instruments (derivatives) to manage exposures to various market risks. Derivatives derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity index or price. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not engage in derivatives for trading purposes. For information on the Company’s derivative instruments and the related accounting policies, refer to Note 12 on pages 87 – 90 of the Annual Report.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of March 31, 2014 and December 31, 2013, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. Refer to Note 3 on pages 68 – 71 of the Annual Report for a description of the Company’s methodology for determining the fair value of derivatives.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2014 and December 31, 2013:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$412	$455	$11	$ 2
Total return contract
Fair value hedge	—	8	2	—
Foreign exchange contracts
Net investment hedges	62	174	180	116

Total derivatives designated as hedging instruments	474	637	193	118

Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	126	64	54	95

Total derivatives not designated as hedging instruments	126	64	54	95

Total derivatives, gross	600	701	247	213

Cash collateral netting(b)	(295)	(336)	(12)	—

Derivative asset and derivative liability netting(c)	(54)	(36)	(54)	(36)

Total derivatives, net(d)	$251	$329	$181	$ 177

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company posted $50 million and $26 million as of March 31, 2014 and December 31, 2013, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(d)

The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within other assets and other liabilities on the Company’s Consolidated Balance Sheets.

A majority of the Company’s derivative assets and liabilities as of March 31, 2014 and December 31, 2013 are subject to master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets.

Derivative Financial Instruments that Qualify for Hedge Accounting

Refer to Note 12 on pages 89 – 90 of the Annual Report for information on derivatives that qualify for hedge accounting.

Fair Value Hedges

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate long-term debt obligations to floating-rate obligations at the time of issuance. As of March 31, 2014 and December 31, 2013, the Company hedged $15.9 billion and $14.7 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a total return contract (TRC) to transfer this exposure to its derivative counterparty. As of March 31, 2014 and December 31, 2013, the fair value of the equity investment in ICBC was $66 million (107.5 million shares) and $122 million (180.7 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three months ended March 31:

For the Three Months Ended March 31: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
	Income Statement Line Item	Amount		Income Statement Line Item	Amount
Derivative relationship		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(51)	$(104)	Other expenses	$51	$110	$—	$ 6
Total return contract	Other non-interest revenues	13	4	Other non-interest revenues	(13)	(4)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $69 million and $112 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $(17) million and $(56) million for the three months ended March 31, 2014 and 2013, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. No ineffectiveness associated with net investment hedges was reclassified from AOCI into income during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, the Company reclassified $17 million and nil, respectively, from AOCI to earnings as a component of other expenses.

Derivatives Not Designated as Hedges

For information on derivatives not designated as hedges, refer to Note 12 on page 90 of the Annual Report.

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three months ended March 31:

	Pretax gains

		Amount

Description (Millions)	Income Statement Line Item	2014	2013
Foreign exchange contracts (a)	Other non-interest revenues	$—	$ 1
	Other expenses	134	171

Total		$134	$ 172

(a)	Foreign exchange contracts include embedded foreign currency derivatives. Gains on these embedded derivatives are included in other expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

For information about the Company’s valuation techniques for financial assets and financial liabilities measured at fair value and the fair value hierarchy, refer to Note 3 on pages 68 – 70 of the Annual Report. Refer to Note 12 on pages 87 – 90 of the Annual Report for additional information about the fair value of the Company’s derivative financial instruments.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of March 31, 2014 and December 31, 2013:

	2014				2013

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$68	$68	$—	$—	$124	$124	$—	$ —
Debt securities and other	4,693	271	4,422	—	4,892	320	4,572	—
Derivatives(a)	600	—	600	—	701	—	701	—

Total assets	5,361	339	5,022	—	5,717	444	5,273	—

Liabilities:
Derivatives(a)	247	—	247	—	213	—	213	—

Total liabilities	$247	$—	$247	$—	$213	$—	$213	$ —

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For information about the valuation techniques used in the measurement of financial assets and financial liabilities carried at other than fair value, refer to Note 3 on pages 70 – 71 of the Annual Report.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2014 and December 31, 2013, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$21	$21		$20	$1	(a)	$ —
Other financial assets(b)	$49	$49		$—	$49		$ —
Financial assets carried at other than fair value
Loans, net	$63	$64	(c)	$—	$—		$ 64

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$60	$60		$—	$60		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$7	$7		$—	$7		$ —
Long-term debt	$54	$56	(c)	$—	$56		$ —

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$19	$19		$17	$2	(a)	$ —
Other financial assets(b)	$48	$48		$—	$48		$ —
Financial assets carried at other than fair value
Loans, net	$67	$67	(c)	$—	$—		$ 67

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$60	$60		$—	$60		$ —
Financial liabilities carried at other than fair value
Certificates of deposit(d)	$7	$8		$—	$8		$ —
Long-term debt	$55	$58	(c)	$—	$58		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivable (including fair values of Card Member receivables of $6.4 billion and $7.3 billion held by consolidated VIEs as of March 31, 2014 and December 31, 2013, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $28.5 billion and $31.0 billion, and long-term debt of $15.3 billion and $18.8 billion held by consolidated VIEs as of March 31, 2014 and December 31, 2013, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the three months ended March 31, 2014 and during the year ended December 31, 2013, the Company did not have any material assets that were measured at fair value due to impairment.

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

The following table provides information related to such guarantees as of March 31, 2014 and December 31, 2013:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2014	2013	2014	2013
Card and travel operations(c)	$42	$44	$46	$88
Other(d)	1	1	74	73

Total	$43	$45	$120	$161

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties.

(b)	Included in other liabilities on the Company’s Consolidated Balance Sheets.

(c)

Primarily includes Return Protection and Merchant Protection. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure based on all eligible claims in relation to annual billed business volumes.

(d)	Primarily includes guarantees related to the Company’s business dispositions and real estate.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three months ended March 31 were as follows:

2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$63	$(1,090)	$(399)	$(1,426)

Net unrealized gains	68			68
Reclassification for realized (gains) losses into earnings	(29)	1		(28)
Net translation of investments in foreign operations		(18)		(18)
Net losses related to hedges of investment in foreign operations		(17)		(17)
Pension and other postretirement benefit losses			27	27

Net change in accumulated other comprehensive (loss) income	39	(34)	27	32

Balances as of March 31, 2014	$102	$(1,124)	$(372)	$(1,394)

2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$(754)	$(488)	$(927)

Net unrealized (losses)	(12)			(12)
Reclassification for realized (gains) into earnings	(23)			(23)
Net translation of investments in foreign operations		11		11
Net losses related to hedges of investment in foreign operations		(56)		(56)
Pension and other postretirement benefit losses			27	27

Net change in accumulated other comprehensive (loss) income	(35)	(45)	27	(53)

Balances as of March 31, 2013	$280	$(799)	$(461)	$(980)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013:

	(Gains) losses recognized in income

		2014	2013

Description (Millions)	Income Statement Line Item	Amount	Amount
Available-for-sale securities
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$(45)	$ (36)
Related income tax expense	Income tax provision	16	13

Reclassification to net income related to available-for-sale securities		(29)	(23)

Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	2	—
Related income tax expense	Income tax provision	(1)	—

Reclassification of foreign currency translation adjustments		1	—

Total		$(28)	$ (23)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Income Taxes

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $675 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $675 million of unrecognized tax benefits, approximately $515 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $160 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rate was 35.1 percent and 32.9 percent for the three months ended March 31, 2014 and 2013, respectively. The tax rates for both periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2014	2013
Numerator:
Basic and diluted:
Net income	$1,432	$ 1,280
Earnings allocated to participating share awards(a)	(12)	(11)

Net income attributable to common shareholders	$1,420	$ 1,269

Denominator:(a)
Basic: Weighted-average common stock	1,060	1,099
Add: Weighted-average stock options(b)	7	7

Diluted	1,067	1,106

Basic EPS	$1.34	$ 1.15
Diluted EPS	$1.33	$ 1.15

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

(b)

For the three months ended March 31, 2014 and 2013, the dilutive effect of unexercised stock options excludes 0.2 million and 0.9 million of options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.

For the three months ended March 31, 2014 and 2013, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Non-Interest Revenue and Expense Detail

The following is a detail of other commissions and fees for the three months ended March 31:

(Millions)	2014	2013
Foreign currency conversion fee revenue	$213	$ 210
Delinquency fees	181	164
Loyalty Partner	91	75
Service fees	90	82
Other(a)	43	42

Total other commissions and fees	$618	$ 573

(a)	Other primarily includes fee revenue from fees related to Membership Rewards programs.

The following is a detail of other revenues for the three months ended March 31:

(Millions)	2014	2013
Global Network Services partner revenues	$158	$ 144
Net gain on investment securities	39	36
Other(a)	304	357

Total other revenues	$501	$ 537

(a)

Other includes revenues arising from foreign exchange gains on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, and other miscellaneous revenue and fees.

The following is a detail of marketing, promotion, rewards, Card Member services and other for the three months ended March 31:

(Millions)	2014	2013
Marketing and promotion	$613	$ 621
Card Member rewards	1,582	1,520
Card Member services and other	222	189

Total marketing, promotion, rewards, Card Member services and other	$2,417	$ 2,330

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Card Member rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Card Member services expense includes protection plans and complimentary services provided to Card Members.

The following is a detail of other, net expenses for the three months ended March 31:

(Millions)	2014	2013
Professional services	$692	$ 716
Occupancy and equipment	462	472
Communications	93	96
Other(a)	302	327

Total other, net	$1,549	$ 1,611

(a)

Other expense includes general operating expenses, expenses for unauthorized transactions, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments and certain Loyalty Partner expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of March 31, 2014, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the U.S. The Company discloses its material legal proceedings and governmental examinations under Item 1. “Legal Proceedings” in Part II. “Other Information”, and under “Legal Proceedings” in the Annual Report (collectively, Legal Proceedings).

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

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $440 million in excess of any accrued liability related to these matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

The Company is a leading global payments and travel company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network Merchant Services (GNMS). Corporate functions and auxiliary businesses, including the Company’s Enterprise Growth Group, as well as other Company operations are included in Corporate & Other.

The following table presents certain selected financial information for the three months ended March 31:

(Millions)	2014	2013
Non-interest revenues:
USCS	$3,017	$ 2,878
ICS	1,157	1,124
GCS	1,249	1,220
GNMS	1,293	1,234
Corporate & Other, including adjustments and eliminations(a)	146	182

Total	$6,862	$ 6,638

Interest income:
USCS	$1,423	$ 1,386
ICS	277	290
GCS	4	3
GNMS	10	7
Corporate & Other, including adjustments and eliminations(a)	62	76

Total	$1,776	$ 1,762

Interest expense:
USCS	$150	$ 182
ICS	82	97
GCS	59	60
GNMS	(62)	(62)
Corporate & Other, including adjustments and eliminations(a)	210	242

Total	$439	$ 519

Total revenues, net of interest expense:
USCS	$4,290	$ 4,082
ICS	1,352	1,317
GCS	1,194	1,163
GNMS	1,365	1,303
Corporate & Other, including adjustments and eliminations(a)	(2)	16

Total	$8,199	$ 7,881

Net income (loss):
USCS	$876	$ 804
ICS	159	178
GCS	184	191
GNMS	443	373
Corporate & Other, including adjustments and eliminations(a)	(230)	(266)

Total	$1,432	$ 1,280

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

When we use the terms “American Express”, “the Company”, “we”, “our” or “us”, we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

We are a global services company with four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS) and Global Network and Merchant Services (GNMS). We provide our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Our range of products and services includes:

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

Our products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment mechanisms, systems and products. As the payments industry continues to evolve, we face increasing competition from non-traditional players that leverage new technologies and customers’ existing card accounts and bank relationships to create payment or other fee-based solutions. We are transforming our existing businesses and creating new products and services for the digital marketplace as we seek to enhance our customers’ digital experiences and develop platforms for online and mobile commerce. Emerging technologies also provide an opportunity to deliver financial products and services that help new and existing customer segments move and manage their money, which we are pursuing through our Enterprise Growth Group (EGG).

Our products and services generate these types of revenue for the Company:

•

Discount revenue, our largest revenue source, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on the Company’s network;

•	Net card fees, which represent revenue earned for annual card membership fees;

•	Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees and assessments and other service fees;

•

Other revenue, which represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including royalties and signing fees), insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques, and prepaid card-related revenues and other miscellaneous revenue and fees; and

•	Interest on loans, which principally represents interest income earned on outstanding balances.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and rewards programs that add new Card Members and promote Card Member loyalty and spending, and provisions for Card Member credit and fraud losses.

Financial Targets

We seek to achieve three financial targets, on average and over time:

•	Revenues net of interest expense growth of at least 8 percent;

•	Earnings per share (EPS) growth of 12 to 15 percent; and

•	Return on average equity (ROE) of 25 percent or more.

If we achieve our EPS and ROE targets, we will seek to return on average and over time approximately 50 percent of the capital we generate to shareholders as dividends or through the repurchases of common stock, which may be subject to certain regulatory restrictions as described herein.

Forward-Looking Statements and Non-GAAP Measures

Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Form 10-Q constitute non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

Bank Holding Company

American Express Company is a bank holding company under the Bank Holding Company Act of 1956 and The Board of Governors of the Federal Reserve (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Current Business Environment/Outlook

Our results for the first quarter of 2014 reflect increased spending by Card Members, continued low write-off rates and lower operating expenses while our strong balance sheet allowed us to return a substantial amount of capital to our shareholders. Billed business grew 6 percent over the prior year, with higher volumes in the U.S. and internationally. Billed business and revenue growth remained solid but slowed modestly from the fourth quarter of 2013. In addition, the stronger U.S. dollar continued to put downward pressure on our billed business and revenue growth.

Average loans also continued to grow year over year, which, along with lower funding costs, led to an 8 percent increase in net interest income. At the same time, lending write-off rates remained near historically low levels. We expect, at some point, lending write-off rates will increase from such levels.

Total expenses decreased 1 percent over the prior year. While marketing and promotion expenses were relatively flat in the quarter, we anticipate investment levels will increase this year beginning in the second quarter. Operating expenses decreased 4 percent, as compared to the prior year. We would not expect to see similar year-over-year declines in operating expenses for the remaining quarters, although we remain committed to our aim to have operating expenses grow at an annual rate of less than 3 percent in 2014. We have seen a modest increase in our effective tax rate in the quarter primarily because of the changes in the geographic mix of where we generate income. Additionally, we are being impacted by certain tax law changes in 2014 and believe our effective tax rate for the full year 2014 could be closer to the mid-30 percent range.

As discussed below within Certain Legislative, Regulatory and Other Developments, the regulatory environment continues to evolve and has heightened the focus that all financial services firms, including us, must have on controls and processes. The review of products and practices will be a continuing focus of ours, as well as regulators. In addition, regulation of the payments industry has increased significantly in recent years and governments in several countries have established or are proposing to establish payment system regulatory regimes.

Competition remains extremely intense across our businesses. While our business is diversified, including the corporate card business, a large international business and GNS partners around the world, the global economic environment remains challenging. In addition, any impact of potential U.S. income tax law changes or volatility in foreign exchange rates remains uncertain.

We previously announced that we signed an agreement to create a joint venture for our Global Business Travel (GBT) division. In the proposed transaction, we will separate our GBT operations into a dedicated holding structure, which will include certain assets and liabilities that currently comprise GBT, and will have an approximate 50 percent ownership stake in a non-consolidated joint venture following the closing. In exchange for an investment of $900 million in the joint venture, an investor group will hold the remaining interest. The closing of the joint venture transaction is subject to the receipt of requisite regulatory approvals and the satisfaction of other customary closing conditions. Assuming these conditions are met, we would plan to close the transaction in the second quarter of 2014. Upon closing, we expect to recognize a pre-tax gain, which we currently estimate to be between $600 million to $700 million, before transaction costs. We would expect to use a substantial portion of the gain recognized upon a closing of the transaction, net of transaction costs, to invest in growth initiatives and to increase the efficiency of our organization.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Table 1: Summary of Financial Performance

	Three Months Ended March 31,		Change

(Millions, except percentages and per share amounts)	2014	2013	2014 vs. 2013
Total revenues net of interest expense	$8,199	$7,881	$318	4%
Provisions for losses	485	416	69	17
Expenses	5,506	5,556	(50)	(1)
Net income	1,432	1,280	152	12
Earnings per common share — diluted(a)	$1.33	$1.15	$0.18	16%
Return on average equity(b)	28.1%	23.0%
Return on average tangible common equity(c)	35.4%	29.3%

(a)

Earnings per common share— diluted was reduced by the impact of earnings allocated to participating share awards and other items of $12 million and $11 million for three months ended March 31, 2014 and 2013, respectively.

(b)

ROE is computed by dividing (i) one-year period net income ($5.5 billion and $4.5 billion for March 31, 2014 and 2013, respectively) by (ii) one-year average total shareholders’ equity ($19.4 billion for both March 31, 2014 and 2013).

(c)

Return on average tangible common equity, a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from average total shareholders’ equity, average goodwill and other intangibles of $4.0 billion and $4.2 billion as of March 31, 2014 and 2013, respectively. We believe return on average tangible common equity is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended March 31,		Change

(Millions, except percentages, per share amounts and ratio data)	2014	2013	2014 vs. 2013
Discount revenue	$4,646	$4,438	$208	5%
Net card fees	674	653	21	3
Travel commissions and fees	423	437	(14)	(3)
Other commissions and fees	618	573	45	8
Other	501	537	(36)	(7)

Total non-interest revenues	6,862	6,638	224	3

Total interest income	1,776	1,762	14	1
Total interest expense	439	519	(80)	(15)

Net interest income	1,337	1,243	94	8

Total revenues net of interest expense	$8,199	$7,881	$318	4%

Total Revenues Net of Interest Expense

Discount revenue for the three months ended March 31, 2014 increased $208 million or 5 percent, as compared to the same period in the prior year. The increase reflects a 6 percent growth in billed business in the US and outside the US, which was partially offset by higher cash rebate rewards. Excluding the impact of changes in foreign exchange rates billed business outside the U.S. increased 10 percent.1 See Tables 5 and 6 for more detail on billed business performance. The average discount rate was 2.52 percent for both the three months ended March 31, 2014 and 2013. As indicated in prior quarters, changes in the mix of spending by location and industry, volume–related pricing discounts, strategic investments, certain pricing initiatives and other factors will likely result in erosions of the average discount rate over time.

Net card fees increased $21 million or 3 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, reflecting higher average proprietary cards-in-force primarily in USCS and ICS.

[1]

The foreign currency adjusted information, a non-GAAP measure, assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared). We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Travel commissions and fees decreased $14 million or 3 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. Worldwide travel sales were flat, while US consumer travel sales declined 7 percent largely due to the sale of our wholesale tour operator business in the prior year.

Other commissions and fees increased $45 million or 8 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase was primarily due to higher revenue from our Loyalty Partner business and delinquency fees.

Other revenue decreased $36 million or 7 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. The decrease reflects the loss of revenue from the divested publishing business, partially offset by higher Loyalty Edge revenue and a larger gain on the sale of investment securities.

Interest income increased $14 million or 1 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase reflects higher interest on loans, driven by growth in average Card Member loans, partially offset by decreases in interest and dividends on investment securities, driven by lower average investment securities.

Interest expense decreased $80 million or 15 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. The decrease reflects lower interest on deposits, as a result of lower funding costs, partially offset by increases in average customer deposit balances. The decrease also reflects lower funding costs on long-term debt and lower average long-term debt balances.

Table 3: Provisions for Losses Summary

	Three Months Ended March 31,		Change

(Millions, except percentages)	2014	2013	2014 vs. 2013
Charge card	$215	$154	$61	40%
Card Member loans	250	243	7	3
Other	20	19	1	5

Total provisions for losses	$485	$416	$69	17%

Provisions for Losses

Provisions for losses for the three months ended March 31, 2014, increased $69 million or 17 percent, as compared to the same period in the prior year. Charge card provision for losses increased $61 million or 40 percent, driven by higher average Card Member receivable balances resulting in higher net write-offs and reserve builds for the three months ended March 31, 2014, as compared to reserve releases for the same period in the prior year. Card Member loans provision for losses also increased, driven by lower reserve releases for the three months ended March 31, 2014, as compared to the same period in the prior year, partially offset by the benefit of lower net write-offs.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change

(Millions, except percentages)	2014	2013	2014 vs. 2013
Marketing and promotion	$613	$621	$(8)	(1)%
Card Member rewards	1,582	1,520	62	4
Card Member services and other	222	189	33	17

Total marketing, promotion, rewards, Card Member services and other	2,417	2,330	87	4

Salaries and employee benefits	1,540	1,615	(75)	(5)
Other, net	1,549	1,611	(62)	(4)

Total expenses	$5,506	$5,556	$(50)	(1)%

Expenses

Marketing and promotion expense decreased $8 million or 1 percent for the three months ended March 31, 2014 as compared to the same period in the prior year.

Card Member rewards expense increased $62 million or 4 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase reflects higher co-brand rewards expense of $29 million, primarily relating to higher spending volumes and an increase in Membership Rewards expense of $33 million. The current year increase in Membership Rewards expense is primarily due to a $49 million increase relating to higher new points earned, partially offset by a $16 million decrease related to Membership Rewards points earned by Card Members but not redeemed. This decrease is driven by slower growth in the Ultimate Redemption Rate (URR) as compared to the same period in the prior year.

The Membership Rewards URR for current program participants was 94 percent (rounded down) at March 31, 2014, an increase from 94 percent (rounded up) at March 31, 2013. The increase in the URR reflects greater engagement in our Membership Rewards program.

Card Member services and other expense increased $33 million or 17 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, reflecting increased engagement levels and usage of certain Card Member benefits.

Salaries and employee benefits expense decreased $75 million or 5 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, driven by lower payroll expense, primarily attributable to previously announced restructuring initiatives, as well as the sale of the publishing business.

Other expenses for the three months ended March 31, 2014 decreased $62 million or 4 percent, as compared to the same period in the prior year, primarily reflecting a benefit from enhancements to the estimation process for potential losses from non-delivery of goods and services by merchants for Card Member purchases and higher legal fees in the prior year, partially offset by deal related costs associated with the planned Business Travel joint venture in 2014.

Income Taxes

The effective tax rate was 35.1 percent and 32.9 percent for the three months ended March 31, 2014, and 2013, respectively. The tax rates for both periods primarily reflect the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. Additionally, in 2014 the tax rate was impacted by certain changes in tax laws, including the delay in the renewal of the active financing exemption and the loss of the research and development tax credit. By comparison, in the same period in 2013, the tax rate was impacted by an additional benefit from active financing due to the legislation being renewed in January 2013.

Table 5: Selected Statistical Information

Three Months Ended March 31,	2014	2013	Change 2014 vs. 2013
Card billed business: (billions)
United States	$159.2	$150.0	6%
Outside the United States	78.9	74.5	6

Total	$238.1	$224.5	6

Total cards-in-force: (millions)
United States	53.5	52.1	3
Outside the United States	54.7	51.1	7

Total	108.2	103.2	5

Basic cards-in-force: (millions)
United States	41.5	40.5	2
Outside the United States	44.6	41.1	9

Total	86.1	81.6	6

Average discount rate	2.52%	2.52%
Average basic Card Member spending (dollars)(a)	$3,991	$3,905	2
Average fee per card (dollars)(a)	$40	$40	—
Average fee per card adjusted (dollars)(a)	$45	$44	2%

(a)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $73 million and $65 million for the three months ended March 31, 2014 and 2013, respectively. We present adjusted average fee per card because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

Table 6: Selected Statistical Information

	2014

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates (a)
Worldwide(b)
Billed business	6%	7%
Proprietary billed business	5	6
GNS billed business(c)	10	15
Airline-related volume (10% of worldwide billed business)	4	5
United States(b)
Billed business	6
Proprietary consumer card billed business(d)	6
Proprietary small business billed business(d)	8
Proprietary corporate services billed business(e)	7
T&E-related volume (27% of U.S. billed business)	5
Non-T&E-related volume (73% of U.S. billed business)	6
Airline-related volume (9% of U.S. billed business)	3
Outside the United States(b)
Billed business	6	10
Japan, Asia Pacific & Australia (JAPA) billed business	7	15
Latin America & Canada (LACC) billed business	(1)	10
Europe, the Middle East & Africa (EMEA) billed business	11	7
Proprietary consumer and small business billed business(f)	2	6
JAPA billed business	(3)	7
LACC billed business	(4)	6
EMEA billed business	13	7
Proprietary corporate services billed business(e)	5%	8%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended March 31, 2014 apply to the corresponding year-earlier period against which such results are being compared). We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Table 7: Selected Statistical Information

As of or for the Three Months Ended March 31, (Millions, except percentages and where indicated)	2014	2013	Change
Worldwide Card Member receivables
Total receivables (billions)	$44.7	$43.4	3%
Loss reserves:
Beginning balance	386	428	(10)
Provisions(a)	215	154	40
Net write-offs(b)	(170)	(178)	(4)
Other(c)	(17)	6	#

Ending balance	$414	$410	1%

% of receivables	0.9%	0.9%
Net write-off rate — principal — USCS/ICS(e)	1.8%	(d )
Net write-off rate — principal and fees — USCS/ICS(e)	2.0%	(d )
30 days past due as a % of total — USCS/ICS	1.7%	(d )
Net loss ratio as a % of charge volume — GCS	0.09%	0.08
90 days past billing as a % of total — GCS	0.7%	0.7

Worldwide Card Member loans
Total loans (billions)	$64.0	$62.3	3%
Loss reserves:
Beginning balance	1,261	1,471	(14)
Provisions(a)	250	243	3
Net write-offs — principal(b)	(280)	(304)	(8)
Net write-offs — interest and fees(b)	(42)	(38)	11
Other(c)	2	(5)	#

Ending balance	$1,191	$1,367	(13)

Ending reserves — principal	$1,135	$1,316	(14)
Ending reserves — interest and fees	$56	$51	10
% of loans	1.9%	2.2%
% of past due	159%	170%
Average loans (billions)	$64.5	$62.8	3%
Net write-off rate — principal only(e)	1.7%	1.9%
Net write-off rate — principal, interest and fees(e)	2.0%	2.2%
30 days past due as a % of total	1.2%	1.3%
Net interest income divided by average loans(f)	8.4%	8.0%
Net interest yield on Card Member loans(f)	9.5%	9.5%

#	Denotes a variance greater than 100 percent.

(a)

Provisions for principal (resulting from authorized transactions), interest and/or fees on Card Member loans and principal (resulting from authorized transactions) and fee reserve components on Card Member receivables.

(b)	Write-offs, less recoveries.

(c)

As of the three months ended March 31, 2014, reserves related to unauthorized transactions of $(7) million for Card Member receivables and $(6) million for Card Member loans were reclassified to other liabilities. Card Member receivables also includes foreign currency translation adjustments of nil and $(2) million for the three months ended March 31, 2014 and 2013, respectively, and other adjustments of $(10) million and $8 million for the three months ended March 31, 2014 and 2013, respectively. Card Member loans also includes foreign currency translation adjustments of $(1) million for both the three months ended March 31, 2014 and 2013 and other adjustments of $9 million and $(4) million for the three months ended March 31, 2014 and 2013, respectively.

(d)

Historically, net loss ratio as a % of change volume and 90 days past billing as a % of receivables were presented for ICS. Effective March 31, 2014, as a result of system enhancements, 30 days past due as a % of total, net write-off rate (principal only) and net write-off rate (principal and fees) have been presented.

(e)

We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because our practice is to include uncollectible interest and/or fees as part of our total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(f)

Refer to Table 8 for the calculation of net interest yield on Card Member loans, a non-GAAP measure, net interest income divided by average loans, a GAAP measure, and our rationale for presenting net interest yield on Card Member loans.

Table 8: Net Interest Yield on Card Member Loans

Three Months Ended March 31, (Millions, except percentages and where indicated)	2014	2013
Net interest income	$1,337	$ 1,243
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	263	311
Interest income not attributable to the Company’s Card Member loan portfolio	(88)	(95)

Adjusted net interest income(a)	$1,512	$ 1,459

Average loans (billions)	$64.5	$ 62.8
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.3)

Adjusted average loans (billions)(a)	$64.3	$ 62.5

Net interest income divided by average loans	8.4%	8.0%
Net interest yield on Card Member loans(a)	9.5%	9.5%

(a)

Adjusted average loans, adjusted net interest income, and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

For information about the reportable operating segments of the Company, refer to the Business Segment Results Overview beginning on page 25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the Annual Report).

U.S. Card Services

Table 9: USCS Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2014	2013	Change
Revenues
Discount revenue, net card fees and other	$3,017	$2,878	$139	5%

Interest income	1,423	1,386	37	3
Interest expense	150	182	(32)	(18)

Net interest income	1,273	1,204	69	6

Total revenues net of interest expense	4,290	4,082	208	5
Provisions for losses	342	290	52	18

Total revenues net of interest expense after provisions for losses	3,948	3,792	156	4

Expenses
Marketing, promotion, rewards, Card Member services and other	1,582	1,545	37	2
Salaries and employee benefits and other operating expenses	960	977	(17)	(2)

Total expenses	2,542	2,522	20	1

Pretax segment income	1,406	1,270	136	11
Income tax provision	530	466	64	14

Segment income	$876	$804	$72	9%

Effective tax rate	37.7%	36.7%

USCS issues a wide range of card products and services to consumers and small businesses in the U.S., and provides consumer travel services to Card Members and other consumers.

Discount revenue, net card fees and other revenues increased $139 million or 5 percent for the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to higher discount revenue, resulting from billed business growth, and higher net card fees. Billed business for the three months ended March 31, 2014 increased 7 percent, as compared to the same period in the prior year, primarily driven by a 3 percent increase in average spending per proprietary basic card and 4 percent higher cards-in-force.

Interest income increased $37 million or 3 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to a 4 percent increase in average Card Member loans, partially offset by higher Card Member reimbursements.

Interest expense decreased $32 million or 18 percent for the three months ended March 31, 2014, as compared to the same period in the prior year due to lower funding costs.

Provisions for losses increased $52 million or 18 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, driven primarily by a $44 million increase in charge card provision for losses, which reflects reserve builds for the three months ended March 31, 2014, as compared to the same period in the prior year, partially offset by the benefit of lower net write-offs.

Refer to Table 10 for the lending and charge card write-off rates for 2014 and 2013.

Marketing, promotion, rewards, Card Member services and other expense increased $37 million or 2 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily reflecting higher Card Member rewards and Card Member services and other. Card Member rewards expense increased $38 million or 3 percent. The increase reflects higher co-brand rewards expense of $29 million, primarily relating to higher spending volumes, and an increase in Membership Rewards expense of $8 million. The current year increase in Membership Rewards expense is primarily due to higher new points earned, partially offset by a decrease related to Membership Rewards points earned by Card Members but not redeemed. This decrease is driven by slower growth in the URR as compared to the same period in the prior year.

Salaries and employee benefits and other operating expense decreased $17 million or 2 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to lower professional services expense.

Table 10: USCS Selected Statistical Information

As of or for the Three Months Ended March 31, (Millions, except percentages and where indicated)	2014	2013	Change
Card billed business (billions)	$124.3	$116.7	7%
Total cards-in-force	44.1	42.5	4
Basic cards-in-force	32.8	31.7	3
Average basic Card Member spending (dollars)*	$3,805	$3,709	3
U.S. Consumer Travel:
Travel sales	$974	$1,044	(7)
Travel commissions and fees/sales	6.5%	6.4%
Total segment assets (billions)	$98.9	$97.8	1
Segment capital	$9,743	$9,073	7
Return on average segment capital(a)	35.6%	29.2%
Return on average tangible segment capital(a)	36.9%	30.4%

Card Member receivables:
Total receivables (billions)	$20.7	$20.4	1
30 days past due as a % of total	1.8%	1.9%
Average receivables (billions)	$20.6	$20.0	3
Net write-off rate — principal only(b)	1.8%	2.0%
Net write-off rate — principal, interest and fees(b)	2.0%	2.2%

Card Member loans:
Total loans (billions)	$55.8	$53.6	4%
30 days past due loans as a % of total	1.1%	1.2%
Net write-off rate — principal only(b)	1.7%	2.0%
Net write-off rate — principal, interest and fees(b)	1.9%	2.2%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$1,273	$1,204
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	39	48
Interest income not attributable to the Company’s Card Member loan portfolio	(3)	(2)

Adjusted net interest income(c)	$1,309	$1,250

Average loans (billions)	$56.1	$54.0
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans (billions)	0.10	—

Adjusted average loans (billions)(c)	$56.2	$54.0

Net interest income divided by average loans	9.2%	9.0%
Net interest yield on Card Member loans(c)	9.4%	9.4%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.3 billion and $2.6 billion for the twelve months ended March 31, 2014 and 2013, respectively) by (ii) one-year average segment capital ($9.2 billion and $9.1 billion for both the three months ended March 31, 2014 and 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $323 million and $368 million as of March 31, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to footnote (e) within Table 7.

(c)

Adjusted net interest income, adjusted average loans, and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

International Card Services

Table 11: ICS Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2014	2013	Change
Revenues
Discount revenue, net card fees and other	$1,157	$1,124	$33	3%

Interest income	277	290	(13)	(4)
Interest expense	82	97	(15)	(15)

Net interest income	195	193	2	1

Total revenues net of interest expense	1,352	1,317	35	3
Provisions for losses	87	81	6	7

Total revenues net of interest expense after provisions for losses	1,265	1,236	29	2

Expenses
Marketing, promotion, rewards, Card Member services and other	496	452	44	10
Salaries and employee benefits and other operating expenses	566	591	(25)	(4)

Total expenses	1,062	1,043	19	2

Pretax segment income	203	193	10	5
Income tax provision	44	15	29	#

Segment income	$159	$178	$(19)	(11)%

Effective tax rate	21.7%	7.8%

#	Denotes a variance greater than 100 percent.

ICS issues proprietary consumer and small business cards outside the U.S. and operates a coalition loyalty business in various countries.

Discount revenue, net card fees and other revenues increased $33 million or 3 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to higher Loyalty Partner commissions and fees and an increase in net card fees. Excluding the impact of changes in foreign exchange rates, discount revenue, net card fees and other revenues increased 7 percent, as compared to the same period in the prior year.2

Billed business for the three months ended March 31, 2014 increased 2 percent, as compared to the same period in the prior year, primarily reflecting an increase in proprietary basic cards-in-force. Excluding the impact of changes in foreign exchange rates, billed business increased 6 percent. Refer to Table 6 for additional information on billed business by region.2

Interest income for the three months ended March 31, 2014 decreased $13 million or 4 percent, as compared to the same period in the prior year. Excluding the impact of changes in foreign exchange rates, interest income increased 3 percent.2

Interest expense for the three months ended March 31, 2014 decreased $15 million or 15 percent, as compared to the same period in the prior year, reflecting lower funding costs. Excluding the impact of changes in foreign exchange rates, interest expense decreased 6 percent.2

Provisions for losses for the three months ended March 31, 2014 increased $6 million or 7 percent, as compared to the same period in the prior year, driven primarily by a $7 million increase in charge card provision for losses, which reflects higher average receivables resulting in higher net write-offs. Excluding the impact of changes in foreign exchange rates, provisions for losses increased 14 percent.2 Refer to Table 12 for the lending and charge write-off rates for 2014 and 2013.

[2]	Refer to footnote 1 on page 30 relating to changes in foreign exchange rates.

Marketing and promotion, rewards, Card Member services and other expense for the three months ended March 31, 2014 increased $44 million or 10 percent, as compared to the same period in the prior year, driven primarily by higher Card Member rewards expense, as well as higher marketing and promotion expense. Excluding the impact of changes in foreign exchange rates, marketing and promotion, rewards and Card Member services expense increased 14 percent.3

Salaries and employee benefits and other operating expense for the three months ended March 31, 2014 decreased $25 million or 4 percent, as compared to the same period in the prior year primarily driven by lower technology-related costs.

The effective tax rate in both periods reflects the recurring permanent tax benefit related to the segments ongoing funding activities outside the U.S., which is allocated to ICS under the Company’s internal tax allocation process, as well as the impact of permanent tax benefits on varying levels of pretax income. The effective tax rate for the three months ended March 31, 2013 includes an additional benefit due to the renewal by the U.S. Congress of the active financing legislation in January 2013.

[3]	Refer to footnote 1 on page 30 relating to changes in foreign exchange rates.

Table 12: ICS Selected Statistical Information

As of or for the Three Months Ended March 31, (Millions, except percentages and where indicated)	2014	2013	Change
Card billed business (billions)	$31.9	$31.3	2%
Total cards-in-force	15.7	15.6	1
Basic cards-in-force	10.9	10.6	3
Average basic Card Member spending (dollars)*	$2,942	$2,961	(1)
International Consumer Travel:
Travel sales	$353	$340	4
Travel commissions and fees/sales	6.2%	6.8%
Total segment assets (billions)	$30.4	$31.1	(2)
Segment capital	$3,019	$2,981	1
Return on average segment capital(a)	20.0%	20.9%
Return on average tangible segment capital(a)	36.8%	40.3%

Card Member receivables:
Total receivables (billions)	$7.2	$7.1	1
30 days past due loans as a % of total	1.4%	(b )
Net write-off rate — principal only(c)	1.9%	(b )
Net write-off rate — principal, interest and fees(c)	2.0%	(b )
90 days past billing as a % of total	(b )	1.1%
Net loss ratio (as a % of charge volume)	(b )	0.18%

Card Member loans:
Total loans (billions)	$8.2	$8.6	(5)%
30 days past due loans as a % of total	1.7%	1.7%
Net write-off rate — principal only	2.2%	1.8%
Net write-off rate — principal, interest and fees	2.7%	2.3%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$195	$193
Exclude:
Interest expense not attributable to the Company’s Card member loan portfolio	18	23
Interest income not attributable to the Company’s Card member loan portfolio	(10)	(7)

Adjusted net interest income(d)	$203	$209

Average loans (billions)	$8.3	$8.8
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.3)

Adjusted average loans (billions)(d)	$8.1	$8.5

Net interest income divided by average loans	9.5%	8.9%
Net interest yield on Card Member loans(d)	10.1%	10.0%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($612 million and $615 million for the twelve months ended March 31, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.1 billion and $2.9 billion for the twelve months ended March 31, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion and $1.4 billion as of March 31, 2014 and 2013. We believe that return on average tangible segment capital is a useful measure of the profitability of our business.

(b)

Historically, due to system constraints, net loss ratio as a % of change volume and 90 days past billing as a % of receivables were presented. Effective March 31, 2014, as a result of system enhancements, net write-off rate – principal only, net write-off rate – principal and fees and 30 days past due as a % of total will be presented.

(c)	Refer to footnote (e) within Table 7.

(d)

Adjusted net interest income, adjusted average loans and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 13: GCS Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2014	2013	Change
Revenues
Discount revenue, net card fees and other	$1,249	$1,220	$29	2%

Interest income	4	3	1	33
Interest expense	59	60	(1)	(2)

Net interest expense	(55)	(57)	2	(4)

Total revenues net of interest expense	1,194	1,163	31	3
Provisions for losses	38	28	10	36

Total revenues net of interest expense after provisions for losses	1,156	1,135	21	2

Expenses
Marketing, promotion, rewards, Card Member services and other	166	150	16	11
Salaries and employee benefits and other operating expenses	705	702	3	—

Total expenses	871	852	19	2

Pretax segment income	285	283	2	1
Income tax provision	101	92	9	10

Segment income	$184	$191	$(7)	(4)%

Effective tax rate	35.4%	32.5%

GCS offers global corporate payment and travel-related products and services to large and mid-sized companies.

Discount revenue, net card fees and other revenues for the three months ended March 31, 2014 increased $29 million or 2 percent, as compared to the same period in the prior year, primarily due to higher discount revenue resulting from an increased level of Card Member spending. Billed business for the three months ended March 31, 2014 increased 6 percent primarily driven by a 5 percent increase in average spending per proprietary basic card. Billed business volume increased 7 percent within the U.S. and 5 percent outside the U.S.

Net interest expense decreased $2 million or 4 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily driven by lower funding costs, partially offset by increased funding requirements due to higher average Card Member receivable balances.

Provisions for losses increased $10 million or 36 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily reflecting higher average Card Member receivables resulting in higher net write-offs, and reserve builds for the three months ended March 31, 2014, as compared to the same period in the prior year. Refer to Table 14 for the charge card net loss ratio as a percentage of charge volume. Excluding the impact of changes in foreign exchange rates, provision for losses increased 41 percent for the three months ended March 31, 2014, as compared to the same period in the prior year.4

Marketing and promotion, rewards, Card Member services and other expense increased $16 million or 11 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily reflecting higher rewards costs driven by higher volumes.

Salaries and employee benefits and other operating expense increased $3 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to lower payroll and benefit costs in 2013.

[4]	Refer to footnote 1 on page 30 relating to changes in foreign exchange rates

Table 14: GCS Selected Statistical Information

As of or for the Three Months Ended March 31, (Millions, except percentages and where indicated)	2014	2013	Change
Card billed business (billions)	$45.5	$42.8	6%
Total cards-in-force	7.1	7.0	1
Basic cards-in-force	7.1	7.0	1
Average basic Card Member spending (dollars)*	$6,429	$6,105	5
Global Corporate Travel:
Travel sales	$4,698	$4,653	1
Travel commissions and fees/sales	7.2%	7.4%
Total segment assets (billions)	$21.6	$20.5	5
Segment capital	$3,786	$3,636	4
Return on average segment capital(a)	23.2%	18.0%
Return on average tangible segment capital(a)	44.4%	35.2%
Card Member receivables:
Total receivables (billions)	$16.6	$15.7	6%
90 days past billing as a % of total	0.7%	0.7%
Net loss ratio (as a % of charge volume)	0.09%	0.08%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($853 million and $658 million for the three months ended March 31, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.7 billion for both the three months ended March 31, 2014 and 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion for both the three months ended March 31, 2014 and 2013. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

Global Network & Merchant Services

Table 15: GNMS Selected Income Statement Data

Three Months Ended March 31, (Millions, except percentages)	2014	2013	Change
Revenues
Discount revenue, net card fees and other	$1,293	$1,234	$59	5%

Interest income	10	7	3	43
Interest expense	(62)	(62)	—	—

Net interest income	72	69	3	4

Total revenues net of interest expense	1,365	1,303	62	5
Provisions for losses	16	19	(3)	(16)

Total revenues net of interest expense after provisions for losses	1,349	1,284	65	5

Expenses
Marketing, promotion, rewards, Card Member services and other	156	158	(2)	(1)
Salaries and employee benefits and other operating expenses	491	544	(53)	(10)

Total expenses	647	702	(55)	(8)

Pretax segment income	702	582	120	21
Income tax provision	259	209	50	24

Segment income	$443	$373	$70	19%

Effective tax rate	36.9%	35.9%

GNMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants and provides point-of-sale products, multi-channel marketing programs and capabilities, services and data, leveraging the Company’s global closed-loop network. It provides ATM services and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network.

Discount revenue, net card fees and other revenues increased $59 million or 5 percent for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase primarily reflects higher merchant-related revenues, driven by a 6 percent increase in global card billed business.

Net interest income increased $3 million or 4 percent for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily driven by increased revenues from our Merchant Financing business. The interest expense credit relates to internal transfer pricing and funding rates, which results in a net benefit for GNMS due to its merchant payables.

Provisions for losses decreased $3 million or 16 percent for the three months ended March 31, 2014, as compared to the same period in the prior year.

Marketing and promotion, rewards, Card Member services and other expense for the three months ended March 31, 2014 decreased $2 million or 1 percent, as compared to the same period in the prior year. Excluding the impact of changes in foreign exchange rates, marketing and promotion rewards, Card Member services and other expense increased 4 percent for the three months ended March 31, 2014, as compared to the same period in the prior year.5

Salaries and employee benefits and other operating expense for the three months ended March 31, 2014 decreased $53 million or 10 percent, as compared to the same period in the prior year, primarily reflecting a benefit from enhancements to the estimation process for potential losses from non-delivery of goods and services by merchants for Card Member purchases, as well as lower payroll expense, attributable to previously announced restructuring initiatives.

Table 16: GNMS Selected Statistical Information

As of or for the Three Months Ended March 31, (Millions, except percentages and where indicated)	2014	2013	Change
Global Worldwide Card billed business (billions)	$238.1	$224.5	6%
Global Network & Merchant Services:
Total segment assets (billions)	$18.3	$22	(17)
Segment capital	$1,931	$2,068	(7)
Return on average segment capital(a)	81.2%	69.1%
Return on average tangible segment capital(a)	89.7%	76.4%
Global Network Services:
Card billed business (billions)	$36.6	$33.2	10
Total cards-in-force	41.3	38.1	8%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.6 billion and $1.5 billion for the twelve months ended March 31, 2014 and 2013, respectively) by (ii) one-year average segment capital ($2.0 billion and $2.1 billion for the twelve months ended March 31, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $193 million and $201 million as of March 31, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

[5]	Refer to footnote 1 on page 30 relating to changes in foreign exchange rates.

Corporate & Other

Corporate functions and auxiliary businesses, including our EGG and other operations, are included in Corporate & Other.

Corporate & Other had net expense of $230 million and $266 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in net expense for the three months ended March 31, 2014, as compared to the same period in the prior year, was primarily driven by lower salary and benefit expense attributable to previously announced restructuring initiatives and lower interest expense.

Results for both periods disclosed included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management”, as well as interest expense related to other corporate indebtedness.

Consolidated Capital Resources and Liquidity

Our balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and

•

Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event we are unable to continue to raise new funds under our traditional funding programs during a substantial weakening in economic conditions.

Capital Strategy

Our objective is to retain sufficient levels of capital generated through earnings and other sources to maintain a solid equity capital base and to provide flexibility to support future business growth. We believe capital allocated to growing businesses with a return on risk-adjusted equity in excess of our costs will generate shareholder value.

The level and composition of our consolidated capital position are determined through our internal capital adequacy assessment process, which reflects our business activities, as well as marketplace conditions and requirements or expectations of credit rating agencies, regulators and shareholders, among others. Our consolidated capital position is also influenced by subsidiary capital requirements. As a bank holding company, we are also subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.

Beginning in 2014, as a Basel III Advanced Approaches institution, we report our capital ratios using Basel III capital definitions, inclusive of transition provisions, and Basel I risk-weighted assets. Beginning in 2015, we will report our capital ratios using the Basel III capital definitions, inclusive of transition provisions, and the Basel III Standardized Approach for calculating risk-weighted assets. The Basel III standards will be fully phased-in by January 1, 2019. We have also adopted Basel III in certain non-U.S. jurisdictions.

During 2014, we will begin reporting capital adequacy standards on a parallel basis to regulators under Basel requirements for a Basel III Advanced Approaches institution. The parallel period will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly reporting our capital ratios using both Basel III Standardized and Advanced Approaches.

The following table presents our regulatory risk-based capital ratios and leverage ratios and our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of March 31, 2014.

Table 17: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2014(a)	Ratios as of March 31, 2014
Risk-Based Capital
Common Equity Tier 1	4.0%
American Express Company		13.6%
American Express Centurion Bank		20.3
American Express Bank, FSB		15.7
Tier 1	5.5
American Express Company		13.6
American Express Centurion Bank		20.3
American Express Bank, FSB		15.7
Total	8.0
American Express Company		15.1
American Express Centurion Bank		21.6
American Express Bank, FSB		17.9
Tier 1 Leverage	4.0%
American Express Company		11.6
American Express Centurion Bank		18.6
American Express Bank, FSB		16.7
Common Equity to Risk-Weighted Assets
American Express Company		15.8
Tangible Common Equity to Risk-Weighted Assets(b)
American Express Company		12.6%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2014 for Advanced Approaches institutions.

(b)	Refer to page 48 for discussion on tangible common equity, a non-GAAP measure.

The transition provisions for 2014 under Basel III cause our reported capital ratios to be higher than they would have been under the prior regulatory standards, known as Basel I. Specifically, the Common Equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios would have been approximately 40 basis points lower under Basel I. The largest contributor to the difference is the way intangible assets are being treated and ultimately transitioned in over a 5-year period under Basel III.

The following provides definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets under Basel I as of March 31, 2014 were $126.8 billion.

Common Equity Tier 1 Risk-Based Capital Ratio — The Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 capital, divided by risk-weighted assets. Common Equity Tier 1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Common Equity Tier 1 capital as of March 31, 2014 was $17.2 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital, divided by risk-weighted assets. Tier 1 capital is the sum of Common Equity Tier 1 capital, certain perpetual preferred stock (not applicable to us), and non-controlling interests in consolidated subsidiaries. Tier 1 capital as of March 31, 2014 was $17.2 billion.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and a portion of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which we received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of March 31, 2014 was $2.0 billion. The $750 million subordinated hybrid security is not expected to meet the requirements of Tier 2 capital under Basel III, and will begin to be transitioned out of capital beginning in 2014. See “Fully Phased-in Basel III” section.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of March 31, 2014 were $148.8 billion.

The following provides a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $20.0 billion as of March 31, 2014, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $4.0 billion as of March 31, 2014. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements and finance such capital in a cost efficient manner; failure to maintain minimum capital levels could affect our status as a financial holding company and cause the respective regulatory agencies to take actions that could limit our business operations.

Our primary source of equity capital has been the generation of net income. Historically, capital generated through net income and other sources, such as the exercise of stock options by employees, has exceeded the annual growth in our capital requirements. To the extent capital has exceeded business, regulatory and rating agency requirements, we have historically returned excess capital to shareholders through our regular common share dividend and share repurchase program.

We maintain certain flexibility to shift capital across our businesses as appropriate. For example, we may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity levels at the American Express parent company level. We do not currently intend or foresee a need to shift capital from non-U.S. subsidiaries with permanently reinvested earnings to a U.S. parent company.

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. We estimate that had Basel III been fully phased-in during the three months ended March 31, 2014, our reported Common Equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios would have been 12.8 percent and our reported Tier 1 leverage ratio would have been 11.1 percent. As of March 31, 2014, had the Basel III rules been fully phased-in, our supplementary leverage ratio would be 9.3 percent.6 These ratios are calculated using the Standardized Approach for determining risk-weighted assets.

As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the U.S. Our $750 million subordinated hybrid security, which was previously fully included in Tier 2 capital (but not in Tier 1 capital), does not meet the requirements of Tier 2 capital under Basel III. The phase-out of this subordinated hybrid security from Tier 2 capital begins in 2014, which will affect our total risk-based capital ratio beginning in 2014; however, this ratio is expected to remain well in excess of the required minimum.

The following provides definitions for Fully Phased-in Basel III capital ratios as defined by the Basel III rules using the Standardized Approach. All calculations are non-GAAP measures.

Fully Phased-in Basel III Common Equity Tier 1 Risk-Based Capital Ratio – The Fully Phased-in Basel III Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 under Fully Phased-in Basel III rules divided by risk-weighted assets under Fully Phased-in Basel III rules.

Fully Phased-in Basel III Tier 1 Risk-Based Capital Ratio – The Fully Phased-in Basel III Tier 1 risk-based capital ratio is calculated as Tier 1 capital under Fully Phased-in Basel III rules divided by adjusted risk-weighted assets under Fully Phased-in Basel III rules.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules.

Table 18: Transitional Basel III versus Fully Phased-in Basel III

AXP (Billions)	March 31, 2014
Risk-Based Capital under Transitional Basel III	$ 17.2
Adjustments related to:
AOCI(a)	(0.2)
Transition provisions for intangible assets	(0.6)
Deferred tax assets	(0.1)
Other	0.1

Estimated Common Equity Tier 1 and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$ 16.4

Fully Phased-in Basel III Risk-Weighted Assets — The Fully Phased-in Basel III risk-weighted assets reflect our Basel I risk-weighted assets, adjusted under Fully Phased-in Basel III rules. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. The Fully Phased-in Basel III risk-weighted assets as of March 31, 2014 were estimated to be $127.9 billion.

[6]

The Fully Phased-in Basel III capital ratios are non-GAAP measures. We believe the presentation of the capital ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital ratios.

Fully Phased-in Basel III Tier 1 Leverage Ratio — The Fully Phased-in Basel III Tier 1 leverage ratio is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total consolidated assets.

Basel III Supplementary Leverage Ratio — The supplementary leverage ratio under Fully Phased-in Basel III rules is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our total assets for supplementary leverage capital purposes under Basel III. Total assets for supplementary leverage capital purposes reflect total consolidated assets with adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for supplementary leverage capital purposes as of March 31, 2014 were estimated to be $176.1 billion.

Share Repurchases and Dividends

We have a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months ended March 31, 2014, we returned approximately $1.2 billion to our shareholders in the form of dividends ($243 million) and share repurchases ($937 million). We repurchased 10.5 million common shares at an average price of $88.97 in first quarter of 2014. These dividend and share repurchase amounts represent approximately 73 percent of total capital generated during the quarter. This percentage for 2014 is significantly greater than the on average and over time target to distribute approximately 50 percent of the capital to shareholders as dividends or through the repurchases of common stock. These distribution percentages result from the strength of our capital ratios and the amount of capital we generate from net income and through employee stock plans in relation to the amount of capital required to support our organic business growth and through acquisitions.

On March 26, 2014, we announced our capital distribution plan outlining our intent to repurchase up to $4.4 billion of shares in 2014 and up to $1.0 billion in the first quarter of 2015, as well as increase our quarterly dividend from $0.23 per share to $0.26 per share beginning with the second quarter 2014 dividend declaration, subject to approval by our Board of Directors.

Funding Strategy

Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity or investor. The mix of our funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving our liquidity objectives. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.

Our proprietary card businesses are the primary asset-generating businesses, with significant assets in both domestic and international Card Member receivable and lending activities. Our financing needs are in large part a consequence of our proprietary card-issuing businesses and the maintenance of a liquidity position to support all of our business activities, such as merchant payments. We generally pay merchants for card transactions prior to reimbursement by Card Members and therefore fund the merchant payments during the period Card Member loans and receivables are outstanding. We also have additional financing needs associated with general corporate purposes, including acquisition activities.

We seek to raise funds to meet all of our financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient cash and readily marketable securities that are easily convertible to cash, in order to meet the scheduled maturities of all long-term funding obligations on a consolidated basis for a 12-month period. Management does not currently expect to make any significant changes to our funding programs or liquidity strategy in order to satisfy Basel III’s liquidity coverage ratio standard based upon our current understanding of the requirements.

During the first quarter of 2014, American Express Credit Corporation issued $2.3 billion dual-tranche senior unsecured debt consisting of (i) $1.3 billion of fixed-rate senior notes with a maturity of 5 years and a coupon of 2.125 percent and (ii) $1.0 billion of floating-rate senior notes with a maturity of 5 years at a rate of 3-month LIBOR plus 55 basis points.

Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help support our access to cost-effective unsecured funding as part of our overall funding strategy. Our asset-backed securitization (ABS) activities are rated separately.

Table 19: Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS(a) and rated operating subsidiaries	Prime-1	A2	Stable

Moody’s	American Express Company	Prime-2	A3	Stable

S&P	TRS and rated operating subsidiaries(b)	A-2	A-	Stable

S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

(b)	S&P does not provide a rating for TRS short-term debt.

Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused lines of credit. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC), should reduce the impact that credit rating downgrades would have on our funding capacity and costs.

Deposit Programs

We offer deposits within our American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) subsidiaries (together, the Banks). These funds are currently insured up to $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on the Banks’ capital levels. We, through the FSB, have a direct retail deposit program, Personal Savings from American Express, to supplement our distribution of deposit products sourced through third-party distribution channels. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.

We held the following deposits as of March 31:

Table 20: Customer Deposits

(Billions)	March 31, 2014	December 31, 2013
U.S. retail deposits:
Savings accounts — Direct	$26.3	$ 24.6
Certificates of deposit:(a)
Direct	0.4	0.5
Third-party	6.3	6.9
Sweep accounts — Third-party	8.9	8.9
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.1
Card Member credit balances — U.S. and non-U.S.	0.7	0.8

Total customer deposits	$42.7	$ 41.8

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 48.5 months and 1.69 percent, respectively, as of March 31, 2014.

Asset Securitization Programs

We periodically securitize Card Member receivables and loans arising from our card business, as the securitization market provides us with cost-effective funding. Securitization of Card Member receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues securities collateralized by the transferred assets to third party investors. The proceeds from issuance are distributed to us, through our wholly owned subsidiaries, as consideration for the transferred assets.

The receivables and loans being securitized are reported as assets on our Consolidated Balance Sheets and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the three months ended March 31, 2014, no such triggering events occurred.

Liquidity Management

Our liquidity objective is to maintain access to a diverse set of cash, readily marketable securities and contingent sources of liquidity, so that we can continuously meet expected future financing obligations and business requirements for at least a 12-month period, even in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We have in place a liquidity risk policy that sets out our approach to managing liquidity risk on an enterprise-wide basis.

We incur and accept liquidity risk arising in the normal course of offering our products and services. The liquidity risks that we are exposed to can arise from a variety of sources, and thus our liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including collateral requirements for derivative transactions.

Our current liquidity target is to have adequate liquidity in the form of excess cash and readily marketable securities that are easily convertible into cash to satisfy all maturing long-term funding obligations for a 12-month period. In addition to our cash and readily marketable securities, we maintain a variety of contingent liquidity resources, such as access to undrawn amounts under our secured borrowing facilities, committed bank credit facilities and the Federal Reserve discount window.

As of March 31, 2014, we had $15.5 billion in excess cash available to fund long-term maturities, which includes $20.7 billion classified as cash and cash equivalents and $0.6 billion restricted cash to fund asset-backed securitization maturities, less $5.8 billion of cash available to fund day-to-day operations. The $15.5 billion represents cash residing in the U.S.

The upcoming approximate maturities of our long-term unsecured debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

Table 21: Debt Maturities

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt	Asset-Backed Securitizations	Certificates of Deposit	Total
June 30, 2014	$2.1	$1.0	$0.5	$ 3.6
September 30, 2014	1.5	2.5	0.5	4.5
December 31, 2014	2.2	—	1.0	3.2
March 31, 2015	—	0.6	0.2	0.8

Total	$5.8	$4.1	$2.2	$ 12.1

Our financing needs for the next 12 months are expected to arise from these debt and deposit maturities as well as changes in business needs, including changes in outstanding Card Member loans and receivables and acquisition activities.

We consider various factors in determining the amount of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources, and regulatory and credit rating agency considerations.

The yield we receive on our cash and readily marketable securities is, generally, less than the interest expense on the sources of funding for these balances. Thus, we incur substantial net interest costs on these amounts. The level of net interest costs will be dependent on the size of our cash and readily marketable securities holdings, as well as the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity

As of March 31, 2014, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2016, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2015, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2014, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.

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

We had approximately $47.9 billion as of March 31, 2014 in U.S. credit card loans and charge card receivables that could be sold over time through our existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained committed syndicated bank credit facilities as of March 31, 2014, of $7.2 billion. On April 23, 2014, we replaced our $3.0 billion committed bank credit facility expiring in 2015 with a new $3.0 billion committed bank credit facility expiring in 2017. Giving effect to this new facility, our committed bank credit facilities expire as follows:

Table 22: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)
2015	$ 1.9
2016	2.3
2017	3.0

Total	$ 7.2

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

For the three months ended March 31, 2014, net cash provided by operating activities of $3.3 billion decreased $4.2 billion compared to $7.5 billion for the three months ended March 31, 2013, primarily due to changes in accounts payable and other liabilities partially offset by an increase in other assets and net income.

Cash Flows from Investing Activities

Our investing activities primarily include funding Card Member loans and receivables and our available for sale investment portfolio.

For the three months ended March 31, 2014, net cash provided by investing activities of $1.6 billion increased $1.5 billion compared to $32 million for the three months ended March 31, 2013, primarily due to a larger decrease in Card Member loans and receivables and restricted cash as well as a decrease in purchase of investments.

Cash Flows from Financing Activities

Our financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the three months ended March 31, 2014, net cash used in financing activities of $3.6 billion increased $1.8 billion compared to $1.8 billion for the three months ended March 31, 2013, due to a decrease in short-term borrowings and customer deposits as well as higher principal payments on long-term debt, partially offset by higher issuances of long-term debt.

Certain Other Off-Balance Sheet Arrangements

As of March 31, 2014, we had approximately $271 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

OTHER REPORTING MATTERS

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, and as a bank holding company, we are subject to comprehensive examination and supervision by the Federal Reserve and to a range of laws and regulations that impact our business and operations. In light of legislative initiatives over the last several years and continuing regulatory reform implementation, compliance requirements and expenditures have risen for financial services firms, including us, and we expect compliance requirements and expenditures will continue to rise in the future.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law created an independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for providers of consumer financial products and services, including American Express Company and certain of our subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly, as well as our own internal reviews. Internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to our practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, and additional restitution to our Card Members and may result in additional regulatory actions, including civil money penalties.

In December 2013, we announced that certain of our subsidiaries reached settlements with several banking regulators, including the CFPB, to resolve regulatory reviews of marketing and billing practices related to several credit card add-on products. For a description of these settlements, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

In October 2012, we announced that American Express Company and certain of our subsidiaries reached settlements with several bank regulators, including the CFPB, relating to certain aspects of our U.S. consumer card practices, which requires us to undertake certain actions that will continue in 2014. For a description of these settlements, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under Dodd-Frank, the Federal Reserve is also authorized to regulate interchange fees paid to financial institutions on debit card and certain general-use prepaid card transactions to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit payment card networks and issuers from requiring transactions to be processed on a single payment network or fewer than two unaffiliated networks. The Federal Reserve’s rule provides that the regulations on interchange and routing do not apply to a three-party network like American Express when it acts as both the issuer and the network for prepaid cards, and we are therefore not a “payment card network” as that term is defined and used for the specific purposes of the rule.

Dodd-Frank also authorizes the Federal Reserve to establish enhanced prudential regulatory requirements, including capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as American Express Company, that have greater than $50 billion in assets. We are also required to develop and maintain a “capital plan,” and to submit the capital plan to the Federal Reserve for our quantitative and qualitative review under the Federal Reserve’s CCAR process. In addition, certain derivative transactions are now required to be centrally cleared, which have increased our collateral posting requirements.

Many provisions of Dodd-Frank require the adoption of additional rules or regulatory guidance for complete implementation. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislative or regulatory action. Accordingly, the ultimate consequences of Dodd-Frank and its implementing regulations on our business, results of operations and financial condition continues to be uncertain at this time.

Department of Justice Litigation

The U.S. Department of Justice (DOJ) and certain states’ attorneys general have brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products at the point of sale violate the U.S. antitrust laws. See Item 1. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013 for descriptions of the DOJ action and related cases. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement. The settlement enjoins Visa and MasterCard, with certain exceptions, from adopting or enforcing rules or entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. If similar conditions were imposed on American Express, it could have a material adverse effect on our business.

Other Legislative and Regulatory Initiatives

The payment card sector also faces continuing scrutiny in connection with the fees merchants pay to accept cards and terms of merchant rules and contracts. Regulators and legislators outside the U.S. have focused on the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four-party” payment networks, like Visa and MasterCard). Although, unlike the Visa and MasterCard networks, the American Express “three-party” payment network does not have interchange fees or collectively set any fees, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks.

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Commission completed the consultation process and on July 24, 2013, issued its recommendations, which included draft legislation now under consideration within the Council of the European Union and the European Parliament. The Commission’s recommendations included a number of proposals that would likely have significant impact across the industry and would apply either in whole or in part to American Express. The proposed changes include:

•

Price caps – The Commission proposed capping interchange fees at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards. Although American Express does not have interchange fees, as four-party networks such as Visa and MasterCard have, the caps would be deemed to apply to elements of the financial arrangements agreed between American Express and each GNS partner in the European Union (the EU). The discount rates American Express agrees with merchants would not be capped, but the interchange caps could exert downward pressures on merchant fees across the industry, including American Express discount rates. The Commission proposed to exclude commercial card transactions generally from the scope of these caps.

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

These proposals are currently subject to debate and amendment by the European Parliament and Council of the European Union in a complex legislative process that will also involve the Commission. The Parliament held a preliminary vote in April 2014 broadly in favor of the Commission’s proposals with some amendments, including the application of price caps to transactions on three-party networks above an unspecified share threshold and three-party network cards issued with co-brand partners or via agents; the inclusion of commercial cards within the scope of price caps; and the ability of Member States to ban surcharging altogether. The Council has yet to establish its position on the proposals and the Parliament will need to finalize its position in another vote, before the Commission, Parliament and Council ultimately agree on a compromise text. It is therefore too early to assess the exact scope and impact of any final legislation.

In certain countries, such as Australia, and in certain member states in the EU, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, could have a material adverse effect on us if it becomes widespread. The Reserve Bank of Australia changed the Australian surcharging standards beginning March 18, 2013 to allow us and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” In the EU, the Consumer Rights Directive prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance in those member states that permit surcharging.

Although neither a legislative nor regulatory initiative, the settlement by MasterCard and Visa in a U.S. merchant class litigation required, among other things, MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit and prepaid card transactions. In December 2013, we announced the proposed settlement of a number of U.S. merchant class action lawsuits, which, if approved, would change certain surcharging provisions in our U.S. card acceptance agreements. For a further description of the proposed settlement, see Item 1. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Also, other countries in which we operate have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers, merchant acquirers and payment networks. Governments in several countries have established or are proposing to establish payment system regulatory regimes. Broad regulatory oversight over payment systems can include rules regarding fees involved in the operation of card networks and, in some cases, requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

Refer to “Consolidated Capital Resources and Liquidity” for a discussion of capital adequacy requirements established by federal banking regulators.

Glossary of Selected Terminology

Adjusted average loans — Represents average Card Member loans excluding the impact of deferred card fees, net of direct acquisition costs of Card Member loans and certain other immaterial items.

Adjusted net interest income — Represents net interest income attributable to our Card Member loans portfolio excluding the impact of interest expense and interest income not attributable to our Card Member loans portfolio.

Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities, that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans. The receivables and loans of our Charge Trust and Lending Trust being securitized are reported as assets on our Consolidated Balance Sheets.

Average discount rate — This calculation is designed to reflect pricing at merchants accepting general purpose American Express cards. It represents the percentage of billed business (both proprietary and GNS) retained by us from merchants we acquire, prior to payments to third parties unrelated to merchant acceptance.

Basel III supplementary leverage ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definition.

Basic cards-in-force — Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee Card Members. Non-proprietary basic cards-in-force includes cards that are issued and outstanding under network partnership agreements, except for supplemental cards and retail co-brand Card Member accounts which have had no out-of-store spend activity during the prior 12-month period.

Billed business — Includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), corporate payments and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in GNS, from which we earn no revenue, is not included in non-proprietary billed business. Card billed business is reflected in the U.S. or outside the U.S. based on where the issuer is located.

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

Card Member loans — Represents the outstanding amount due from Card Members for charges made on their American Express credit cards, as well as any interest charges and card-related fees. Card Member loans also include revolving balances on certain American Express charge card products and are net of deferred card fees.

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

Common Equity Tier 1 risk-based capital ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Transitional Basel III and Fully Phased-in Basel III.

Credit cards — Represents cards that have a range of revolving payment terms, grace periods, and rate and fee structures.

Discount revenue — Represents revenue earned from fees generally charged to merchants with whom we have entered into a card acceptance agreement for processing Card Member transactions. The discount fee generally is deducted from our payment reimbursing the merchant for Card Member purchases. Discount revenue is reduced by other payments made to merchants, third-party card issuing partners, cash-back reward costs, corporate incentive payments and other contra-revenue items.

Four-party network — A payment network, such as Visa or MasterCard, in which the card issuer and merchant acquirer are different entities and the network does not have direct relationships with merchants or cardholders.

Interest expense — Interest expense includes interest incurred primarily to fund Card Member loans, charge card product receivables, general corporate purposes, and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions and (ii) long-term debt, which primarily relates to interest expense on our long-term financing and short-term borrowings, which primarily relates to interest expense on commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings.

Interest income — Interest income includes (i) interest on loans, (ii) interest and dividends on investment securities and (iii) interest income on deposits with banks and other.

Interest on loans — is assessed using the average daily balance method for loans. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

Interest and dividends on investment securities — primarily relates to our performing fixed-income securities. Interest income is accrued as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that the related investment security recognizes a constant rate of return on the outstanding balance throughout its term. These amounts are recognized until these securities are in default or when it is likely that future interest payments will not be made as scheduled.

Interest income on deposits with banks and other — is recognized as earned, and primarily relates to the placement of cash in excess of near-term funding requirements in interest-bearing time deposits, overnight sweep accounts, and other interest-bearing demand and call accounts.

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

Net loss ratio — Represents the ratio of ICS (for the three months ended March 31, 2013 only) and GCS (for the three months ended March 31, 2014 and 2013) charge card write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to Card Members.

Net write-off rate — principal only — Represents the amount of Card Member loans or USCS and ICS Card Member receivables written off consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan balance or USCS and ICS average receivables during the period.

Net write-off rate — principal, interest and fees — Includes, in the calculation of the net write-off rate, amounts for interest and fees in addition to principal for Card Member loans, and fees in addition to principal for USCS and ICS Card Member receivables.

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

Risk-weighted assets — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Basel I and Fully Phased-in Basel III.

Segment capital — Represents the capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

Three-party network — A payment network, such as American Express, that acts as both the card issuer and merchant acquirer.

Tier 1 leverage ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Transitional Basel III and Fully Phased-in Basel III.

Tier 1 risk-based capital ratio — Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for the definitions under Transitional Basel III and Fully Phased-in Basel III.

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

Travel sales — Represents the total dollar amount of travel transaction volume for airline, hotel, car rental, and other travel arrangements made for consumers and corporate clients. We earn revenue on these transactions by charging a transaction or management fee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. Our market risk exposure is primarily generated by interest rate risk in our card, insurance and Travelers Cheque businesses, as well as our investment portfolios, and foreign exchange risk in our operations outside the United States. As described in our Annual Report on Form 10-K for the year ended December 31, 2013 (refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”):

•	the detrimental effect on our annual net interest income of a hypothetical 100 basis point increase in interest rates would be approximately $227 million; and

•

the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $192 million.

These sensitivities are based on the 2013 year-end positions, and assume that all relevant maturities and types of interest rates and foreign exchange rates that affect our results would increase instantaneously and simultaneously and to the same degree. There were no material changes in these market risks since December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

the ability to hold annual operating expense growth to less than 3 percent during 2014, which will depend in part on unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, the payment of monetary damages and penalties, disgorgement and restitution, our decision to increase or decrease discretionary operating expenses depending on overall business performance, our ability to achieve the expected benefits of our reengineering plans, which will be impacted by, among other things, the factors identified in the fourth bullet, our ability to balance expense control and investments in the business, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and reclassifications, and the level of acquisition activity and related expenses;

•

the actual amount to be spent by us on investments in the business during 2014, including on marketing and promotion expenses, as well as the actual amount of any potential gain arising from the proposed GBT joint venture transaction we decide to invest in growth initiatives and to increase the efficiency of our organization, which will be based in part on management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities, and our performance, the ability to develop and implement technology and other resources to realize efficiencies and the ability to control operating, infrastructure and rewards expenses as business expands or changes, including the changing behavior of Card Members;

•

changes affecting our ability or desire to repurchase up to $4.4 billion of our common shares in 2014 and up to $1.0 billion in the first quarter of 2015, such as acquisitions, results of operations, capital needs and the amount of shares issued by us to employees upon the exercise of options, among other factors, which will significantly impact the potential decrease in our capital ratios;

•

the possibility of not achieving the expected timing and financial impact of our reengineering plans, which could be caused by factors such as our inability to mitigate the operational and other risks posed by planned staff reductions, our inability to develop and implement technology resources to realize cost savings, underestimating hiring needs related to some of the job positions being eliminated and other employee needs not currently anticipated, lower than expected attrition rates and higher than expected redeployment rates;

•

our ability to meet our on-average and over-time growth targets for revenues net of interest expense, earnings per share and return on average equity, which will depend on factors such as our success in implementing our strategies and business initiatives including growing our share of overall spending, increasing merchant coverage, enhancing our prepaid offerings, expanding the GNS business and controlling expenses, and on factors outside management’s control including the willingness of Card Members to sustain spending, the effectiveness of marketing and loyalty programs, regulatory and market pressures on pricing, credit trends, currency and interest rate fluctuations, and changes in general economic conditions, such as GDP growth, consumer confidence, unemployment and the housing market;

•

our ability to meet our on-average and over-time objective to return 50 percent of capital generated to shareholders through dividends and share repurchases, which will depend on factors such as approval of our capital plans by our regulators, the amount we spend on acquisitions, our results of operations and capital needs in any given period, and the amount of shares issued by us to employees upon the exercise of options;

•

uncertainties associated with creation of a joint venture for our GBT division, including events impacting the likelihood and timing of the creation of the joint venture and completion of the transaction, such as regulatory and other approvals, employee consultation requirements and the execution of ancillary agreements; the ability of the investors to fund their investment in the joint venture; uncertainty relating to the timing and magnitude of the recognition of a gain by American Express as a result of the transaction, such as when assets are transferred to the joint venture and costs related to the transaction; the potential loss of key customers, vendors, and other business partners; the underlying assumptions related to the transaction proving to be inaccurate or unrealized, such as the ability of the joint venture to build upon GBT’s innovations and capabilities, the ability of the joint venture to accelerate the growth of the corporate travel business and the ability to realize strategic linkages between the business operations of the joint venture and American Express following the transaction; and the joint venture’s ability to successfully create additional investment capacity for products, technology and servicing capabilities following consummation of the transaction;

•

uncertainty relating to the outcomes and costs associated with merchant class actions, including the success or failure of the settlement agreement, such as objections to the settlement agreement by plaintiffs and other parties and uncertainty and timing related to the approval of the settlement agreement by the Court, which can be impacted by appeals;

•

changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

•

changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding, restrict our access to the capital markets or result in contingent payments under contracts;

•

litigation, such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general), that could result in (i) the imposition of behavioral remedies against us or us voluntarily making certain changes to our business practices, the effects of which in either case could have a material adverse impact on our financial performance; (ii) the imposition of substantial monetary damages and penalties, disgorgement and restitution; and/or (iii) damage to our global reputation and brand;

•

legal and regulatory developments wherever we do business, including legislative and regulatory reforms in the U.S., such as the establishment of the CFPB and Dodd-Frank’s stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of our business practices or materially affect our capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase our stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our ABS program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

•

changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards and the success of marketing, promotion or rewards programs;

•

changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations;

•

the impact of final laws and regulations, if any, arising from the European Commission’s legislative proposals covering a range of issues affecting the payments industry, which will depend on various factors, including, but not limited to, the issues presented and decisions made in the European legislative and regulatory processes addressing the proposed regulation of interchange fees and other practices related to card-based payment transactions, the amount of time these processes take to reach completion, and the actual pricing and other requirements ultimately adopted in the final laws and regulations in the European Union and its member states;

•

our ability to maintain and expand our presence in the digital payments space, including online and mobile channels, which will depend on our success in evolving our business models and processes for the digital environment, building partnerships and executing programs with companies, and utilizing digital capabilities that can be leveraged for future growth;

•

factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt our global network systems and ability to process transactions; and

•

the potential failure of the U.S. Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, which could increase our effective tax rate and have an adverse impact on net income.

A further description of these uncertainties and other risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of our respective business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. In the course of our business, we and our subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. We believe we are not a party to, nor are any of our properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on our consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving us or our subsidiaries are further described in this section and others, for which there have been no subsequent material developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013, are described in such report.

For those legal proceedings and governmental examinations described in this section and in our Annual Report on Form 10-K for the year ended December 31, 2013, where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $440 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, refer to Note 15 to the Consolidated Financial Statements.

U.S. Card Services and Global Merchant Services Matters

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that we conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardholder agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express Card Members are not part of the class. The settlement of the claims asserted on behalf of the damage class concerning foreign currency conversion rates was approved in 2012. Trial of the claims asserted by the injunction class concerning cardholder arbitration clauses concluded in February 2013. On April 10, 2014, the Court dismissed plaintiffs’ claims and granted judgment in favor of us.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K). There are no material changes from the risk factors set forth in the 2013 Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2013 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2014
Repurchase program(a)	3,149,400	$87.80	3,149,400	104,465,871
Employee transactions(b)	3,409	$83.00	N/A	N/A

February 1-28, 2014
Repurchase program(a)	4,152,661	$87.79	4,152,661	100,313,210
Employee transactions(b)	1,147,526	$86.20	N/A	N/A

March 1-31, 2014
Repurchase program(a)	3,228,338	$91.72	3,228,338	97,084,872
Employee transactions(b)	—	$—	N/A	N/A

Total
Repurchase program(a)	10,530,399	$88.97	10,530,399	97,084,872
Employee transactions(b)	1,150,935	$86.19	N/A	N/A

(a)

As of March 31, 2014, there were approximately 97 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

A travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the first quarter of 2014 it obtained 14 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY (Registrant)

Date: April 29, 2014	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: April 29, 2014	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Amendment and Restated Time Sharing Agreement dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault.

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1