Form 10-Q
period 2014-06-30
AMERICAN EXPRESS CO
filed 2014-07-30
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
Common Shares (par value $0.20 per share)	1,046,567,365 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2014	2013
Revenues
Non-interest revenues
Discount revenue	$4,945	$ 4,729
Net card fees	687	647
Travel commissions and fees	500	495
Other commissions and fees	624	605
Other	585	567

Total non-interest revenues	7,341	7,043

Interest income
Interest on loans	1,696	1,622
Interest and dividends on investment securities	45	52
Deposits with banks and other	18	20

Total interest income	1,759	1,694

Interest expense
Deposits	91	107
Long-term debt and other	352	385

Total interest expense	443	492

Net interest income	1,316	1,202

Total revenues net of interest expense	8,657	8,245

Provisions for losses
Charge card	183	161
Card Member loans	282	334
Other	24	23

Total provisions for losses	489	518

Total revenues net of interest expense after provisions for losses	8,168	7,727

Expenses
Marketing, promotion, rewards and Card Member services	2,950	2,580
Salaries and employee benefits	1,658	1,543
Other, net	1,248	1,609

Total expenses	5,856	5,732

Pretax income	2,312	1,995
Income tax provision	783	590

Net income	$1,529	$ 1,405

Earnings per Common Share (Note 13): (a)
Basic	$1.44	$ 1.28
Diluted	$1.43	$ 1.27

Average common shares outstanding for earnings per common share:
Basic	1,052	1,090
Diluted	1,058	1,097
Cash dividends declared per common share	$0.26	$ 0.23

(a)	Represents net income less earnings allocated to participating share awards of $12 million and $13 million for the three months ended June 30, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2014	2013
Revenues
Non-interest revenues
Discount revenue	$9,591	$ 9,167
Net card fees	1,361	1,300
Travel commissions and fees	923	932
Other commissions and fees	1,242	1,178
Other	1,086	1,104

Total non-interest revenues	14,203	13,681

Interest income
Interest on loans	3,407	3,305
Interest and dividends on investment securities	91	105
Deposits with banks and other	37	46

Total interest income	3,535	3,456

Interest expense
Deposits	185	221
Long-term debt and other	697	790

Total interest expense	882	1,011

Net interest income	2,653	2,445

Total revenues net of interest expense	16,856	16,126

Provisions for losses
Charge card	398	315
Card Member loans	532	577
Other	44	42

Total provisions for losses	974	934

Total revenues net of interest expense after provisions for losses	15,882	15,192

Expenses
Marketing, promotion, rewards and Card Member services	5,367	4,910
Salaries and employee benefits	3,198	3,158
Other, net	2,797	3,220

Total expenses	11,362	11,288

Pretax income	4,520	3,904
Income tax provision	1,559	1,219

Net income	$2,961	$ 2,685

Earnings per Common Share (Note 13): (a)
Basic	$2.78	$ 2.43
Diluted	$2.77	$ 2.42

Average common shares outstanding for earnings per common share:
Basic	1,056	1,094
Diluted	1,062	1,101
Cash dividends declared per common share	$0.49	$ 0.43

(a)	Represents net income less earnings allocated to participating share awards of $24 million for both the six months ended June 30, 2014 and 2013.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2014	2013	2014	2013
Net income	$1,529	$1,405	$2,961	$ 2,685
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax of: 2014, $1 and $24; 2013, $(72) and $(90)	3	(127)	42	(162)
Foreign currency translation adjustments, net of tax of: 2014, $(55) and $(78); 2013, $142 and $131	6	(228)	(28)	(273)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2014, $5 and $20; 2013, $10 and $31	14	27	41	54

Other comprehensive (loss) income	23	(328)	55	(381)

Comprehensive income	$1,552	$1,077	$3,016	$ 2,304

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$2,643	$ 2,212
Interest bearing deposits in other banks (includes securities purchased under resale agreements: 2014, $297; 2013, $143)	15,399	16,776
Short-term investment securities	388	498

Total cash and cash equivalents	18,430	19,486
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of consolidated variable interest entities: 2014, $6,497; 2013, $7,329), less reserves: 2014, $413; 2013, $386	44,893	43,777
Other receivables, less reserves: 2014, $59; 2013, $71	3,753	3,408
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2014, $28,878; 2013, $31,245), less reserves: 2014, $1,170; 2013, $1,261	65,168	65,977
Other loans, less reserves: 2014, $10; 2013, $13	703	608
Investment securities	4,855	5,016
Premises and equipment, less accumulated depreciation and amortization: 2014, $6,162; 2013, $5,978	3,870	3,875
Other assets (includes restricted cash of consolidated variable interest entities: 2014, $68; 2013, $58)	10,712	11,228

Total assets	$152,384	$ 153,375

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$42,136	$ 41,763
Travelers Cheques and other prepaid products	3,718	4,240
Accounts payable	11,645	10,615
Short-term borrowings (includes debt issued by consolidated variable interest entities: 2014, nil; 2013, $2,000)	3,436	5,021
Long-term debt (includes debt issued by consolidated variable interest entities: 2014, $15,499; 2013, $18,690)	54,836	55,330
Other liabilities	16,400	16,910

Total liabilities	132,171	133,879

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,046 million shares as of June 30, 2014 and 1,064 million shares as of December 31, 2013	210	213
Additional paid-in capital	12,247	12,202
Retained earnings	9,127	8,507
Accumulated other comprehensive income (loss)
Net unrealized securities gains, net of tax of: 2014, $57; 2013, $33	105	63
Foreign currency translation adjustments, net of tax of: 2014, $(604); 2013, $(526)	(1,118)	(1,090)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2014, $(157); 2013, $(177)	(358)	(399)

Total accumulated other comprehensive loss	(1,371)	(1,426)

Total shareholders’ equity	20,213	19,496

Total liabilities and shareholders’ equity	$152,384	$ 153,375

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2014	2013
Cash Flows from Operating Activities
Net income	$2,961	$ 2,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	974	934
Depreciation and amortization	515	497
Deferred taxes and other	(397)	(45)
Stock-based compensation	164	197
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(701)	190
Other assets	752	964
Accounts payable and other liabilities	1,142	5,247
Travelers Cheques and other prepaid products	(525)	(440)

Net cash provided by operating activities	4,885	10,229

Cash Flows from Investing Activities
Sale of investments	80	131
Maturity and redemption of investments	525	601
Purchase of investments	(443)	(606)
Net (increase) in Card Member loans/receivables	(1,153)	(1,374)
Purchase of premises and equipment, net of sales: 2014, nil; 2013, $7	(546)	(475)
Acquisitions/dispositions, net of cash acquired	(109)	(191)
Net increase (decrease) in restricted cash	70	(16)

Net cash used in investing activities	(1,576)	(1,930)

Cash Flows from Financing Activities
Net increase in customer deposits	371	347
Net (decrease) in short-term borrowings	(1,654)	(219)
Issuance of long-term debt	5,955	3,109
Principal payments on long-term debt	(6,661)	(8,427)
Issuance of American Express common shares	193	501
Repurchase of American Express common shares	(2,091)	(2,142)
Dividends paid	(489)	(443)

Net cash used in financing activities	(4,376)	(7,274)

Effect of exchange rate changes on cash and cash equivalents	11	(146)

Net (decrease) increase in cash and cash equivalents	(1,056)	879
Cash and cash equivalents at beginning of period	19,486	22,250

Cash and cash equivalents at end of period	$18,430	$ 23,129

On June 30, 2014, the Company completed a transaction to establish a non-consolidated joint venture comprising the former Global Business Travel (GBT) operations of the Company. This non-cash transaction is further described within Note 2 to the Consolidated Financial Statements.

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

Recently Issued Accounting Standards

Accounting Standards Update No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2017. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows, including the method it will choose for adoption.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Divestitures

On June 30, 2014, the Company completed the previously announced transaction to establish a non-consolidated joint venture (JV) comprising the former GBT operations of the Company, historically reported within the Global Commercial Services (GCS) segment. The Company retained a 50 percent ownership interest with an estimated fair value of approximately $900 million, which is accounted for as an equity method investment as of June 30, 2014, and reported in other assets. In exchange for a cash contribution of $900 million paid into the JV, an unrelated third-party investor group holds the remaining 50 percent ownership interest. The investor group’s cash contribution provides the primary basis for the Company’s determination of the estimated fair value of its 50 percent ownership interest.

As a result of the transaction, the Company deconsolidated the GBT net assets and recognized a net gain of approximately $626 million ($409 million after tax), which is reported as a reduction to other expense for the quarter ended June 30, 2014. Prior to the deconsolidation, the carrying amount of GBT’s assets and liabilities were not material to the Company’s financial position.

The JV will operate under the American Express Global Business Travel brand, pursuant to a trademark license agreement provided by the Company. The Company has also entered into a transition services agreement and certain other operating agreements with the JV, pursuant to which the Company and the JV will provide one another with certain services and that will result in related-party receivables and payables on an ongoing basis.

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. For information on the Company’s accounts receivable and loans and the related accounting policies, refer to Note 4 on pages 72 – 76 of the Annual Report.

Accounts receivable by segment as of June 30, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Card Services (a)	$21,238	$ 21,842
International Card Services	7,457	7,771
Global Commercial Services (b)	16,460	14,391
Global Network & Merchant Services (c)	151	159

Card Member receivables (d)	45,306	44,163
Less: Reserve for losses	413	386

Card Member receivables, net	$44,893	$ 43,777

Other receivables, net (e)	$3,753	$ 3,408

(a)

Includes $6.5 billion and $7.3 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2014 and December 31, 2013, respectively.

(b)	Includes $669 million and $836 million due from airlines, of which Delta Air Lines (Delta) comprises $637 million and $628 million as of June 30, 2014 and December 31, 2013, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $14.0 billion and $13.8 billion of Card Member receivables outside the U.S. as of June 30, 2014 and December 31, 2013, respectively.

(e)

Other receivables primarily represent amounts related to (i) purchased Global Network Services (GNS) joint venture receivables, (ii) tax receivables, (iii) GNS partner banks for items such as royalty and franchise fees, and (iv) certain merchants for billed discount revenue. Other receivables are presented net of reserves for losses of $59 million and $71 million as of June 30, 2014 and December 31, 2013, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans as of June 30, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Card Services (a)	$57,727	$ 58,395
International Card Services	8,555	8,790
Global Commercial Services	56	53

Card Member loans	66,338	67,238
Less: Reserve for losses	1,170	1,261

Card Member loans, net	$65,168	$ 65,977

Other loans, net (b)	$703	$ 608

(a)	Includes approximately $28.9 billion and $31.2 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of June 30, 2014 and December 31, 2013, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio. Other loans are presented net of reserves for losses of $10 million and $13 million as of June 30, 2014 and December 31, 2013, respectively.

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2014 and December 31, 2013:

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$57,181		$155		$116		$275	$ 57,727
International Card Services	8,415		45		30		65	8,555
Card Member Receivables:
U.S. Card Services	$20,915		$111		$59		$153	$ 21,238
International Card Services (a)	7,356		32		19		50	7,457
Global Commercial Services	(b	)	(b	)	(b	)	119	16,460

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$57,772		$183		$134		$306	$ 58,395
International Card Services	8,664		43		28		55	8,790
Card Member Receivables:
U.S. Card Services	$21,488		$125		$69		$160	$ 21,842
International Card Services	(b	)	(b	)	(b	)	83	7,771
Global Commercial Services	(b	)	(b	)	(b	)	132	14,391

(a)

Beginning in first quarter 2014, as a result of system enhancements, delinquency data is now available and presented on a prospective basis for the indicated aging categories. Comparable data for prior periods is not available. For risk management purposes, the Company has historically utilized 90 days past billing for the International Card Services (ICS) segment, as described below in (b).

(b)

Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances. For Card Member receivables in GCS as of June 30, 2014 and ICS and GCS as of December 31, 2013, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2014			2013

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only (a)	Principal, Interest, & Fees (a)		Principal Only (a)	Principal, Interest, & Fees (a)
Card Member Loans:
U.S. Card Services	1.6%	1.9%	0.9%	2.0%	2.2%	1.1%
International Card Services (b)	2.0%	2.4%	1.6%	1.9%	2.3%	1.6%
Card Member Receivables:
U.S. Card Services	1.8%	2.0%	1.5%	2.0%	2.1%	1.6%
International Card Services (b)	2.0%	2.2%	1.3%	(c)	(c)	(c)

	2014		2013

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Card Member Receivables:
International Card Services	(c)	(c)	0.19%	1.1%
Global Commercial Services	0.09%	0.7%	0.08%	0.7%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

(b)	Beginning in 2014, write-offs for certain installment loan products have been reclassified from Card Member receivables to Card Member loans. Prior period write-offs have not been reclassified.

(c)

Historically, net loss ratio as a % of charge volume and 90 days past billings as a % of receivables were presented. Beginning in first quarter 2014, as a result of system enhancements, 30 days past due as a % of total, Net write-off rate (principal only) and Net write-off rate (principal and fees) have been presented.

Refer to Note 5 on pages 77 – 78 of the Annual Report for additional indicators, including external environmental qualitative factors, management considers in its evaluation process for reserves for losses.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information with respect to the Company’s impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, as of June 30, 2014 and December 31, 2013:

2014 (Millions)	Loans over 90 Days Past Due & Accruing Interest (a)	Non- Accrual Loans (b)	Loans & Receivables Modified as a TDR (c)	Total Impaired Loans & Receivables	Unpaid Principal Balance (d)	Allowance for TDRs (e)
Card Member Loans:
U.S. Card Services	$171	$198	$323	$692	$631	$ 74
International Card Services	65	—	—	65	64	—
Card Member Receivables:
U.S. Card Services	—	—	44	44	43	32

Total	$236	$198	$367	$801	$738	$ 106

2013 (Millions)	Loans over 90 Days Past Due & Accruing Interest (a)	Non- Accrual Loans (b)	Loans & Receivables Modified as a TDR (c)	Total Impaired Loans & Receivables	Unpaid Principal Balance (d)	Allowance for TDRs (e)
Card Member Loans:
U.S. Card Services	$170	$244	$373	$787	$731	$ 84
International Card Services	54	4	5	63	62	—
Card Member Receivables:
U.S. Card Services	—	—	50	50	49	38

Total	$224	$248	$428	$900	$842	$ 122

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

(c)

Total loans and receivables modified as a TDR includes $94 million and $92 million that are non-accrual and $23 million and $26 million that are past due 90 days and still accruing interest as of June 30, 2014 and December 31, 2013, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, for the three and six months ended June 30:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014

2014 (Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Card Member Loans:
U.S. Card Services	$9	$715	$25	$ 760
International Card Services	4	65	8	64
Card Member Receivables:
U.S. Card Services	—	47	—	47

Total	$13	$827	$33	$ 871

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013

2013 (Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Card Member Loans:
U.S. Card Services	$10	$999	$22	$ 1,041
International Card Services	4	69	8	69
Card Member Receivables:
U.S. Card Services	—	91	—	100

Total	$14	$1,159	$30	$ 1,210

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Card Services (USCS) Card Member loans and receivables modified as TDRs for the three and six months ended June 30. The ICS and GCS Card Member loans and receivables modifications were not significant. For information on TDRs and the related accounting policies, refer to Note 4 on pages 74 – 76 of the Annual Report.

	Three Months Ended June 30, 2014						Six Months Ended June 30, 2014

	Number of Accounts (in thousands)	Outstanding Balances (a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)		Number of Accounts (in thousands)	Outstanding Balances (a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	12	$82	11		(c	)	24	$178	12		(c)
Card Member Receivables	3	41	(c	)	12		7	88	(c	)	12

Total	15	$123					31	$266

	Three Months Ended June 30, 2013						Six Months Ended June 30, 2013

	Number of Accounts (in thousands)	Outstanding Balances (a) (b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)		Number of Accounts (in thousands)	Outstanding Balances (a) (b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	12	$94	11		(c	)	35	$267	12		(c)
Card Member Receivables	4	51	(c	)	12		12	154	(c	)	12

Total	16	$145					47	$421

(a)

Represents the outstanding balance immediately prior to modification. Modifications did not reduce the aggregate principal balances except for the six months ended June 30, 2013, where aggregate principal balances were reduced by $4 million.

(b)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

(c)	For Card Member loans, there have been no payment term extensions. The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three and six months ended June 30, 2014 and 2013, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered to have been in default from a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables. The defaulted ICS Card Member loan and receivable modifications were not significant.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$20	4	$ 40
Card Member Receivables	1	11	2	18

Total	3	$31	6	$ 58

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	6	$53	11	$ 101
Card Member Receivables	1	13	2	25

Total	7	$66	13	$ 126

(a)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable losses inherent in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments. For information on the Company’s reserves for losses and the related accounting policies, refer to Note 5 on pages 77 – 78 of the Annual Report.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2014	2013
Balance, January 1	$386	$ 428
Provisions (a)	398	315
Net write-offs (b)	(359)	(358)
Other (c)	(12)	1

Balance, June 30	$413	$ 386

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)

Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $180 million and $200 million, including net write-offs from TDRs of $8 million and $19 million, for the six months ended June 30, 2014 and 2013, respectively.

(c)

Beginning in first quarter 2014, reserves for card-related fraud losses of $(7) million are reflected in other liabilities. All periods include foreign currency translation adjustments of nil and $(6) million for the six months ended June 30, 2014 and 2013, respectively, and other items of $(5) million and $7 million for the six months ended June 30, 2014 and 2013, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of June 30, 2014 and December 31, 2013:

(Millions)	2014	2013
Card Member receivables evaluated individually for impairment (a)	$44	$ 50
Related reserves (a)	$32	$ 38

Card Member receivables evaluated collectively for impairment	$45,262	$ 44,113
Related reserves (b)	$381	$ 348

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2014	2013
Balance, January 1	$1,261	$ 1,471
Provisions (a)	532	577
Net write-offs
Principal (b)	(541)	(613)
Interest and fees (b)	(84)	(77)
Other (c)	2	(16)

Balance, June 30	$1,170	$ 1,342

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $216 million and $230 million, including net write-offs from TDRs of $(2) million and $7 million, for the six months ended June 30, 2014 and 2013, respectively. Recoveries of interest and fees were de minimis.

(c)

Beginning in first quarter 2014, reserves for card-related fraud losses of $(6) million are reflected in other liabilities. All periods include foreign currency translation adjustments of $(1) million and $(11) million for the six months ended June 30, 2014 and 2013, respectively, and other items of $9 million and $(5) million for the six months ended June 30, 2014 and 2013, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of June 30, 2014 and December 31, 2013:

(Millions)	2014	2013
Card Member loans evaluated individually for impairment (a)	$323	$ 378
Related reserves (a)	$74	$ 84

Card Member loans evaluated collectively for impairment (b)	$66,015	$ 66,860
Related reserves (b)	$1,096	$ 1,177

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 4 on pages 74 – 76 of the Annual Report for further information.

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

Investment securities include debt and equity securities that the Company classifies as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in Accumulated Other Comprehensive Income (AOCI), net of income taxes. Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. For information on the Company’s methodology for determining the fair value of investment securities and related accounting policies, refer to Note 3 on pages 68 – 71 of the Annual Report.

The following is a summary of investment securities as of June 30, 2014 and December 31, 2013:

	2014				2013

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$3,814	$125	$(4)	$3,935	$4,060	$54	$(79)	$ 4,035
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	346	4	—	350	318	3	(1)	320
Corporate debt securities	44	2	—	46	43	3	—	46
Mortgage-backed securities (a)	144	7	—	151	160	5	(1)	164
Equity securities (b)	6	18	—	24	29	95	—	124
Foreign government bonds and obligations	288	9	—	297	272	5	(1)	276
Other (c)	50	—	(1)	49	50	—	(2)	48

Total	$4,695	$165	$(5)	$4,855	$4,935	$165	$(84)	$ 5,016

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC).

(c)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013:

	2014				2013

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$83	$(4)	$1,320	$(63)	$106	$ (16)
Foreign government bonds and obligations	—	—	—	—	208	(1)	—	—
U.S. Government treasury obligations	—	—	—	—	166	(1)	—	—
Mortgage-backed securities	—	—	—	—	35	(1)	—	—
Other	—	—	33	(1)	30	(1)	17	(1)

Total	$—	$—	$116	$(5)	$1,759	$(67)	$123	$ (17)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2014 and December 31, 2013:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2014:
90%–100%	—	$—	$—	19	$116	$(5)	19	$116	$ (5)
Less than 90%	—	—	—	—	—	—	—	—	—

Total as of June 30, 2014	—	$—	$—	19	$116	$(5)	19	$116	$ (5)

2013:
90%–100%	228	$1,665	$(53)	6	$24	$(2)	234	$1,689	$ (55)
Less than 90%	13	94	(14)	5	99	(15)	18	193	(29)

Total as of December 31, 2013	241	$1,759	$(67)	11	$123	$(17)	252	$1,882	$ (84)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all as compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions (i) the Company does not currently intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the periods presented.

Supplemental Information

Gross realized gains on the sales of investment securities, included in other non-interest revenues for the three and six months ended June 30, 2014 were $41 million and $80 million, respectively. Gross realized gains on the sale of investment securities, included in other non-interest revenues for the three and six months ended June 30, 2013 were, $29 million and $65 million, respectively. There were no realized losses for the three and six months ended June 30, 2014 and 2013.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturities of investment securities, excluding equity securities and other securities, as of June 30, 2014 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$426	$ 426
Due after 1 year but within 5 years	521	529
Due after 5 years but within 10 years	210	225
Due after 10 years	3,482	3,602

Total	$4,639	$ 4,782

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

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust) as of June 30, 2014 and December 31, 2013, included in other assets on the Company’s Consolidated Balance Sheets:

(Millions)	2014	2013
Charge Trust	$1	$ 2
Lending Trust	67	56

Total	$68	$ 58

These amounts relate to collections of Card Member receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company, is the primary beneficiary of both the trusts. Excluding its consolidated subsidiaries, TRS owns approximately $0.9 billion of subordinated securities issued by the Lending Trust as of June 30, 2014.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the six months ended June 30, 2014 and the year ended December 31, 2013, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of June 30, 2014 and December 31, 2013, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2014	2013
U.S.:
Interest bearing	$41,295	$ 40,831
Non-interest bearing (includes Card Member credit balances of: 2014, $306; 2013, $340)	336	360
Non-U.S.:
Interest bearing	108	121
Non-interest bearing (includes Card Member credit balances of: 2014, $381; 2013, $437)	397	451

Total customer deposits	$42,136	$ 41,763

Customer deposits by deposit type as of June 30, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
U.S. retail deposits:
Savings accounts – Direct	$26,107	$ 24,550
Certificates of deposit:
Direct	382	489
Third-party	5,907	6,929
Sweep accounts – Third-party	8,899	8,863
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	154	155
Card Member credit balances — U.S. and non-U.S.	687	777

Total customer deposits	$42,136	$ 41,763

The scheduled maturities of certificates of deposit as of June 30, 2014 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2014	$1,539	$3	$ 1,542
2015	1,257	1	1,258
2016	1,680	—	1,680
2017	575	—	575
2018	1,043	—	1,043
After 5 years	195	—	195

Total	$6,289	$4	$ 6,293

As of June 30, 2014 and December 31, 2013, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2014	2013
U.S.	$129	$ 148
Non-U.S.	1	—

Total	$130	$ 148

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Derivatives and Hedging Activities

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of June 30, 2014 and December 31, 2013, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. Refer to Note 3 on pages 68 – 71 of the Annual Report for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2014 and December 31, 2013:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$393	$455	$1	$ 2
Total return contract
Fair value hedge	1	8	—	—
Foreign exchange contracts
Net investment hedges	39	174	148	116

Total derivatives designated as hedging instruments	433	637	149	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives (a)	69	64	72	95

Total derivatives, gross	502	701	221	213
Less: Cash collateral netting (b)	(279)	(336)	(1)	—
Derivative asset and derivative liability netting (c)	(46)	(36)	(46)	(36)

Total derivatives, net (d)	$177	$329	$174	$ 177

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company posted $66 million and $26 million as of June 30, 2014 and December 31, 2013, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within other receivables on the Company’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of June 30, 2014 and December 31, 2013 are subject to master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Financial Instruments that Qualify for Hedge Accounting

Refer to Note 12 on pages 89 – 90 of the Annual Report for information on derivatives that qualify for hedge accounting.

Fair Value Hedges

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2014 and December 31, 2013, the Company hedged $17.6 billion and $14.7 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

Total Return Contract

The Company hedges its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company uses a total return contract (TRC) to transfer this exposure to its derivative counterparty. As of June 30, 2014 and December 31, 2013, the fair value of the equity investment in ICBC was $21.7 million (34.3 million shares) and $122 million (180.7 million shares), respectively. To the extent the hedge is effective, the gain or loss on the TRC offsets the loss or gain on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item results in hedge ineffectiveness and is recognized in other expenses in the Consolidated Statements of Income.

On July 18, 2014, the Company sold its remaining 34.3 million shares in ICBC and terminated the TRC.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three and six months ended June 30:

For the Three Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(10)	$(190)	Other expenses	$14	$180	$4	$ (10)
Total return contract	Other non-interest revenues	(1)	27	Other non-interest revenues	1	(27)	—	—

For the Six Months Ended June 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(60)	$(293)	Other expenses	$64	$289	$4	$ (4)
Total return contract	Other non-interest revenues	11	31	Other non-interest revenues	(11)	(31)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $74 million and $91 million for the three months ended June 30, 2014 and 2013, respectively, and $143 million and $203 million for the six months ended June 30, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $(116) million and $339 million for the three months ended June 30, 2014 and 2013, respectively, and was $(133) million and $283 million for the six months ended June 30, 2014 and 2013, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. During the three months ended June 30, 2014 and 2013, the Company reclassified $(7) million and nil, respectively, and $(9) million and nil for the six months ended June 30, 2014 and 2013, respectively, from AOCI to earnings as a component of other expenses. No ineffectiveness associated with net investment hedges was reclassified from AOCI into income during the three and six months ended June 30, 2014 and 2013.

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

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and six months ended June 30:

For the Three Months Ended June 30:	Pretax gains

		Amount

Description (Millions)	Income Statement Line Item	2014	2013
Interest rate contracts	Other expenses	$—	$ 1
Foreign exchange contracts (a)	Other expenses	(50)	(89)
	Cost of Card Member services	2	—

Total		$(48)	$ (88)

For the Six Months Ended June 30:	Pretax gains

		Amount

Description (Millions)	Income Statement Line Item	2014	2013
Foreign exchange contracts (a)	Other expenses	$83	$ 82
	Cost of Card Member services	3	—

Total		$86	$ 82

(a)	Foreign exchange contracts include embedded foreign currency derivatives.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Fair Values

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

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of June 30, 2014 and December 31, 2013:

	2014				2013

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$24	$24	$—	$—	$124	$124	$—	$ —
Debt securities and other	4,831	350	4,481	—	4,892	320	4,572	—
Derivatives (a)	502	—	502	—	701	—	701	—

Total assets	5,357	374	4,983	—	5,717	444	5,273	—

Liabilities:
Derivatives (a)	221	—	221	—	213	—	213	—

Total liabilities	$221	$—	$221	$—	$213	$—	$213	$ —

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For information about the valuation techniques used in the measurement of financial assets and financial liabilities carried at other than fair value, refer to Note 3 on pages 70 – 71 of the Annual Report.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2014 and December 31, 2013. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2014 and December 31, 2013, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$18	$18		$17	$1	(a)	$ —
Other financial assets (b)	$49	$49		$—	$49		$ —
Financial assets carried at other than fair value
Loans, net	$66	$66	(c)	$—	$—		$ 66

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$60	$60		$—	$60		$ —
Financial liabilities carried at other than fair value
Certificates of deposit (d)	$6	$6		$—	$6		$ —
Long-term debt	$55	$57	(c)	$—	$57		$ —

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$19	$19		$17	$2	(a)	$ —
Other financial assets (b)	$48	$48		$—	$48		$ —
Financial assets carried at other than fair value
Loans, net	$67	$67	(c)	$—	$—		$ 67

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$60	$60		$—	$60		$ —
Financial liabilities carried at other than fair value
Certificates of deposit (d)	$7	$8		$—	$8		$ —
Long-term debt	$55	$58	(c)	$—	$58		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivable (including fair values of Card Member receivables of $6.5 billion and $7.3 billion held by consolidated VIEs as of June 30, 2014 and December 31, 2013, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $28.7 billion and $31.0 billion, and long-term debt of $15.6 billion and $18.8 billion held by consolidated VIEs as of June 30, 2014 and December 31, 2013, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the six months ended June 30, 2014 and during the year ended December 31, 2013, the Company did not have any material impaired assets that were required to be measured at fair value.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Guarantees

The Company provides Card Member protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business.

In relation to its maximum potential undiscounted future payments as shown in the table that follows, to date the Company has not experienced any significant losses related to guarantees. The Company’s initial recognition of guarantees is at fair value. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

The following table provides information related to such guarantees as of June 30, 2014 and December 31, 2013:

	Maximum potential undiscounted future payments (a) (Billions)		Related liability (b) (Millions)

Type of Guarantee	2014	2013	2014	2013
Card and travel operations (c)	$44	$44	$45	$ 88
Other (d)	1	1	80	73

Total	$45	$45	$125	$ 161

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and six months ended June 30, 2014 and 2013 were as follows:

For the Three Months Ended June 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2014	$102	$(1,124)	$(372)	$(1,394)

Net unrealized gains	32			32
Reclassification for realized (gains) losses into earnings	(29)	3		(26)
Net translation gain of investments in foreign operations		119		119
Net (losses) related to hedges of investment in foreign operations		(116)		(116)
Pension and other postretirement benefit gains			14	14

Net change in accumulated other comprehensive income	3	6	14	23

Balances as of June 30, 2014	$105	$(1,118)	$(358)	$(1,371)

For the Six Months Ended June 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$63	$(1,090)	$(399)	$(1,426)

Net unrealized gains	100			100
Reclassification for realized (gains) losses into earnings	(58)	4		(54)
Net translation gain of investments in foreign operations		101		101
Net (losses) related to hedges of investment in foreign operations		(133)		(133)
Pension and other postretirement benefit gains			41	41

Net change in accumulated other comprehensive income (loss)	42	(28)	41	55

Balances as of June 30, 2014	$105	$(1,118)	$(358)	$(1,371)

For the Three Months Ended June 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2013	$280	$(799)	$(461)	$(980)

Net unrealized (losses)	(104)			(104)
Reclassification for realized (gains) into earnings	(23)			(23)
Net translation (loss) of investments in foreign operations		(567)		(567)
Net gains related to hedges of investment in foreign operations		339		339
Pension and other postretirement benefit gains			27	27

Net change in accumulated other comprehensive (loss) income	(127)	(228)	27	(328)

Balances as of June 30, 2013	$153	$(1,027)	$(434)	$(1,308)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended June 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$(754)	$(488)	$(927)

Net unrealized (losses)	(116)			(116)
Reclassification for realized (gains) into earnings	(46)			(46)
Net translation (loss) of investments in foreign operations		(556)		(556)
Net gains related to hedges of investment in foreign operations		283		283
Pension and other postretirement benefit gains			54	54

Net change in accumulated other comprehensive (loss) income	(162)	(273)	54	(381)

Balances as of June 30, 2013	$153	$(1,027)	$(434)	$(1,308)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013:

	(Gains) losses recognized in income

For the three months ended June 30		2014	2013

Description (Millions)	Income Statement Line Item	Amount	Amount
Available-for-sale securities
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$(45)	$ (36)
Related income tax expense	Income tax provision	16	13

Reclassification to net income related to available-for-sale securities		(29)	(23)

Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	6	—
Related income tax expense	Income tax provision	(3)	—

Reclassification of foreign currency translation adjustments		3	—

Total		$(26)	$ (23)

	(Gains) losses recognized in income

For the six months ended June 30		2014	2013

Description (Millions)	Income Statement Line Item	Amount	Amount
Available-for-sale securities
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$(90)	$ (72)
Related income tax expense	Income tax provision	32	26

Reclassification to net income related to available-for-sale securities		(58)	(46)

Foreign currency translation adjustments			.
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	8	—
Related income tax expense	Income tax provision	(4)	—

Reclassification of foreign currency translation adjustments		4	—

Total		$(54)	$ (46)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Income Taxes

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $697 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $697 million of unrecognized tax benefits, approximately $538 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the effective tax rate. With respect to the remaining $159 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The effective tax rate was 33.9 percent and 34.5 percent for the three and six months ended June 30, 2014, respectively. The effective tax rate was 29.6 percent and 31.2 percent for the three and six months ended June 30, 2013, respectively. The tax rate for the three and six months ended June 30, 2013 reflects the resolution of certain prior years’ tax items.

The tax rates for all periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Basic and diluted:
Net income	$1,529	$1,405	$2,961	$2,685
Earnings allocated to participating share awards (a)	(12)	(13)	(24)	(24)

Net income attributable to common shareholders	$1,517	$1,392	$2,937	$2,661

Denominator: (a)
Basic: Weighted-average common stock	1,052	1,090	1,056	1,094
Add: Weighted-average stock options (b)	6	7	6	7

Diluted	1,058	1,097	1,062	1,101

Basic EPS	$1.44	$1.28	$2.78	$2.43
Diluted EPS	$1.43	$1.27	$2.77	$2.42

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

(b)	The dilutive effect of unexercised stock options excludes 0.2 million of options from the computation of EPS for all periods because inclusion of the options would have been anti-dilutive.

For the three and six months ended June 30, 2014 and 2013, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, and maturing in 2036, which resulted in no impact to EPS. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Non-Interest Revenue and Expense Detail

The following is a detail of other commissions and fees:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2014	2013	2014	2013
Foreign currency conversion fee revenue	$227	$222	$440	$ 432
Delinquency fees	174	167	355	331
Loyalty Partner-related fees	95	72	186	147
Service fees	90	94	180	176
Other (a)	38	50	81	92

Total other commissions and fees	$624	$605	$1,242	$ 1,178

(a)	Other primarily includes fee revenue from fees related to Membership Rewards programs.

The following is a detail of other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2014	2013	2014	2013
Global Network Services partner revenues	$181	$151	$339	$ 295
Net realized gains and losses on investment securities	41	29	80	65
Other (a)	363	387	667	744

Total other revenues	$585	$567	$1,086	$ 1,104

(a)

Other includes revenues arising from foreign exchange gains on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, and other miscellaneous revenue and fees.

The following is a detail of marketing, promotion, rewards, Card Member services and other:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2014	2013	2014	2013
Marketing and promotion	$985	$786	$1,598	$ 1,407
Card Member rewards	1,773	1,601	3,355	3,121
Card Member services and other	192	193	414	382

Total marketing, promotion, rewards, Card Member services and other	$2,950	$2,580	$5,367	$ 4,910

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Card Member rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Card Member services expense includes protection plans and complimentary services provided to Card Members.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of other, net expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2014	2013	2014	2013
Professional services	$817	$763	$1,509	$ 1,479
Occupancy and equipment	467	460	929	932
Card-related fraud losses	102	75	186	156
Communications	101	92	194	188
Gain on business travel joint venture transaction	(626)	—	(626)	—
Other (a)	387	219	605	465

Total other, net	$1,248	$1,609	$2,797	$ 3,220

(a)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations (other than for the business travel joint venture transaction), litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments and certain Loyalty Partner-related expenses.

15.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of June 30, 2014, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the U.S. The Company discloses its material legal proceedings and governmental examinations under Item 1. “Legal Proceedings” in Part II. “Other Information”, and under “Legal Proceedings” in the Annual Report (collectively, Legal Proceedings).

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

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss.

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is $0 to $360 million in excess of any accrued liability related to these matters.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents certain selected financial information for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2014	2013	2014	2013
Non-interest revenues:
USCS	$3,222	$3,063	$6,239	$ 5,941
ICS	1,208	1,130	2,365	2,254
GCS	1,332	1,290	2,581	2,510
GNMS	1,366	1,313	2,659	2,547
Corporate & Other, including adjustments and eliminations (a)	213	247	359	429

Total	$7,341	$7,043	$14,203	$ 13,681

Interest income:
USCS	$1,408	$1,354	$2,831	$ 2,740
ICS	275	259	552	549
GCS	3	3	7	6
GNMS	11	8	21	15
Corporate & Other, including adjustments and eliminations (a)	62	70	124	146

Total	$1,759	$1,694	$3,535	$ 3,456

Interest expense:
USCS	$153	$178	$303	$ 360
ICS	92	90	174	187
GCS	66	62	125	122
GNMS	(78)	(63)	(140)	(125)
Corporate & Other, including adjustments and eliminations (a)	210	225	420	467

Total	$443	$492	$882	$ 1,011

Total revenues net of interest expense:
USCS	$4,477	$4,239	$8,767	$ 8,321
ICS	1,391	1,299	2,743	2,616
GCS	1,269	1,231	2,463	2,394
GNMS	1,455	1,384	2,820	2,687
Corporate & Other, including adjustments and eliminations (a)	65	92	63	108

Total	$8,657	$8,245	$16,856	$ 16,126

Net income (loss):
USCS	$770	$743	$1,646	$ 1,547
ICS	77	208	236	386
GCS	561	226	745	417
GNMS	373	412	816	785
Corporate & Other, including adjustments and eliminations (a)	(252)	(184)	(482)	(450)

Total	$1,529	$1,405	$2,961	$ 2,685

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Net card fees, which represent revenue earned for annual card membership fees;

•	Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees and assessments, Loyalty Partner-related fees and other service fees;

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

Current Business Environment/Outlook

Our results for the second quarter of 2014 reflect increased spending by Card Members, growth in average Card Member loans and continued low write-off rates, while our strong balance sheet allowed us to return a substantial amount of capital to our shareholders.

Our second quarter results also include the impact of the closing of the previously announced joint venture (JV) transaction for our Global Business Travel (GBT) operations. As a result of the transaction, we deconsolidated the GBT net assets and recognized a net gain of approximately $626 million ($409 million after tax). The earnings impact of the gain in the quarter was substantially offset by a significant amount of incremental investments in growth initiatives, as well as the following items:

•	a restructuring charge of $133 million ($90 million after-tax);

•	JV transaction-related costs of $79 million ($56 million after-tax); and

•	a contribution to the American Express Foundation of $40 million ($25 million after-tax).

Card Member billed business increased 9 percent over the prior year, which represented a modest acceleration from the first quarter of 2014 primarily due to volume growth in the U.S. Billed business growth internationally was relatively consistent with the first quarter. The average discount rate of 2.48 percent for the second quarter of 2014 decreased by 4 basis points from an average rate of 2.52 percent in both the second quarter of 2013 and the first quarter of 2014. In the current quarter, the discount rate was primarily impacted by changes in the mix of Card Member spending by industry and the timing of certain contract signings and payments to merchant partners. As indicated in prior quarters, changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition in the market and other factors will likely result in erosion of the average discount rate over time. Average loans continued to grow year over year, which, along with lower funding costs, led to a 9 percent increase in net interest income. Lending write-off rates remained near historically low levels, though we expect, at some point, lending write-off rates will increase from such levels.

Total expenses increased 2 percent over the prior year. Marketing and promotion expenses increased 25 percent over the prior year, reflecting the above-mentioned incremental investments in growth initiatives. Operating expenses for the quarter decreased 8 percent, as compared to the prior year reflecting the gain on the JV transaction, which is reported as a reduction to other expense. We would not expect to see similar year-over-year declines in operating expenses for the second half of the year, although we remain committed to our goal to have operating expenses grow at an annual rate of less than 3 percent in 2014 after adjusting for the impact of the JV transaction and related items referenced above.

We continue to be impacted by certain tax law changes in 2014 and the failure of the U.S. Congress to renew legislation regarding our active financing income could increase our effective tax rate and have an adverse impact on net income in 2015 and beyond.

The regulatory environment continues to evolve and has heightened the focus that all financial services firms, including us, must have on controls and processes. The review of products and practices will be a continuing focus of ours, as well as regulators. In addition, regulation of the payments industry has increased significantly in recent years and various governments around the world have established or are proposing to establish payment system regulatory regimes. See “Certain Legislative, Regulatory and Other Developments” for additional information on the legislative and regulatory environment.

Competition remains extremely intense across our businesses. See Part II, Item 1A “Risk Factors” for a discussion of the risks related to competition for partner relationships. While our business is diversified by product and geography, including the corporate card business, a large international business and GNS partners around the world, the global economic environment remains challenging. In addition, our results could be adversely affected by U.S. income tax law changes, volatility in foreign exchange rates or changes in interest rates.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Table 1: Summary of Financial Performance

(Millions, except percentages and per share amounts)	Three Months Ended June 30				Six Months Ended June 30
	2014	2013	Change		2014	2013	Change
Total revenues net of interest expense	$8,657	$8,245	$412	5%	$16,856	$16,126	$730	5%
Provisions for losses	489	518	(29)	(6)	974	934	40	4
Expenses	5,856	5,732	124	2	11,362	11,288	74	1
Net income	1,529	1,405	124	9	2,961	2,685	276	10
Earnings per common share — diluted (a)	$1.43	$1.27	$0.16	13%	$2.77	$2.42	$0.35	14%
Return on average equity (b)	28.8%	23.6%			28.8%	23.6%
Return on average tangible common equity (c)	35.8%	29.7%			35.8%	29.7%

(a)

Earnings per common share — diluted was reduced by the impact of earnings allocated to participating share awards and other items of $12 million and $13 million for three months ended June 30, 2014 and 2013, respectively, and $24 million for both the six months ended June 30, 2014 and 2013.

(b)

ROE is computed by dividing (i) one-year period net income ($5.6 billion and $4.6 billion for June 30, 2014 and 2013, respectively) by (ii) one-year average total shareholders’ equity ($19.6 billion and $19.4 billion for June 30, 2014 and 2013, respectively).

(c)

Return on average tangible common equity, a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from average total shareholders’ equity, average goodwill and other intangibles of $4.0 billion and $4.1 billion as of June 30, 2014 and 2013, respectively. We believe return on average tangible common equity is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended June 30		Change		Six Months Ended June 30		Change

(Millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Discount revenue	$4,945	$4,729	$216	5%	$9,591	$9,167	$424	5%
Net card fees	687	647	40	6	1,361	1,300	61	5
Travel commissions and fees	500	495	5	1	923	932	(9)	(1)
Other commissions and fees	624	605	19	3	1,242	1,178	64	5
Other	585	567	18	3	1,086	1,104	(18)	(2)

Total non-interest revenues	7,341	7,043	298	4	14,203	13,681	522	4

Total interest income	1,759	1,694	65	4	3,535	3,456	79	2
Total interest expense	443	492	(49)	(10)	882	1,011	(129)	(13)

Net interest income	1,316	1,202	114	9	2,653	2,445	208	9

Total revenues net of interest expense	$8,657	$8,245	$412	5%	$16,856	$16,126	$730	5%

Total Revenues Net of Interest Expense

Discount revenue increased $216 million or 5 percent and $424 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases were driven by growth in billed business, partially offset by a decrease in the average discount rate and higher cash rebate rewards. Billed business was 9 percent and 7 percent for the three and six month periods, respectively, in both the U.S. and outside the U.S. Foreign exchange rates had a minimal impact on billed business outside the U.S. as compared to reported results for both the three and six month periods. See Tables 5, 6 and 7 for more detail on billed business performance. The average discount rate was 2.48 and 2.52 percent for the three months ended June 30, 2014 and 2013, respectively. The average discount rate was 2.50 and 2.52 percent for the six months ended June 30, 2014 and 2013, respectively. See “Current Business Environment/Outlook” for information on the changes in the average discount rate.

Net card fees increased $40 million or 6 percent and $61 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, reflecting growth in total cards-in-force and a higher average fee per card within USCS and ICS.

Travel commissions and fees increased $5 million or 1 percent and decreased $9 million or 1 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year.

Other commissions and fees increased $19 million or 3 percent and $64 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher revenue from our Loyalty Partner business, as well as higher delinquency fees for the six month period.

Other revenue increased $18 million or 3 percent and decreased $18 million or 2 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase for the three month period reflected lower Card Member reimbursements and a larger gain on the sale of investment securities, partially offset by the loss of revenue from the divested publishing business. The decrease for the six month period reflected the loss of revenue from the divested publishing business, partially offset by lower Card Member reimbursements and a larger gain on the sale of investment securities.

Interest income increased $65 million or 4 percent and $79 million or 2 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases reflected higher interest on loans, driven by growth in average Card Member loans, partially offset by decreases in interest and dividends on investment securities, driven by lower average investment securities. The three month period also reflected lower Card Member reimbursements.

Interest expense decreased $49 million or 10 percent and $129 million or 13 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The decreases were primarily driven by lower interest on deposits, as a result of lower funding costs, partially offset by higher average customer deposits. The decreases also reflected lower funding costs on long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended June 30		Change		Six Months Ended June 30		Change

(Millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Charge card	$183	$161	$22	14%	$398	$315	$83	26%
Card Member loans	282	334	(52)	(16)	532	577	(45)	(8)
Other	24	23	1	4	44	42	2	5

Total provisions for losses	$489	$518	$(29)	(6)%	$974	$934	$40	4%

Provisions for Losses

Charge card provision for losses increased $22 million or 14 percent and $83 million or 26 percent for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in the prior year, driven by lower reserve releases. Card Member loans provision for losses decreased $52 million or 16 percent and $45 million or 8 percent for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in the prior year, driven by lower net write-offs due to improved credit performance, partially offset by lower reserve releases.

Table 4: Expenses Summary

	Three Months Ended June 30		Change		Six Months Ended June 30		Change

(Millions, except percentages)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Marketing and promotion	$985	$786	$199	25%	$1,598	$1,407	$191	14%
Card Member rewards	1,773	1,601	172	11	3,355	3,121	234	7
Card Member services and other	192	193	(1)	(1)	414	382	32	8

Total marketing, promotion, rewards, Card Member services and other	2,950	2,580	370	14	5,367	4,910	457	9

Salaries and employee benefits	1,658	1,543	115	7	3,198	3,158	40	1
Other, net	1,248	1,609	(361)	(22)	2,797	3,220	(423)	(13)

Total expenses	$5,856	$5,732	$124	2%	$11,362	$11,288	$74	1%

Expenses

Marketing and promotion expense increased $199 million or 25 percent and $191 million or 14 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives across all segments.

Card Member rewards expense increased $172 million or 11 percent for the three months ended June 30, 2014, as compared to the same period in the prior year. The increase reflected higher co-brand rewards expense of $74 million, primarily related to higher spending volumes, and an increase in Membership Rewards expense of $98 million. The current period increase in Membership Rewards expense was primarily due to an $87 million increase related to higher new points earned, in line with higher spending volume, in addition to an $11 million increase related to Membership Rewards points previously earned but not yet redeemed. The latter increase was driven by enhancements in the Ultimate Redemption Rate (URR) estimation process in certain international countries, partially offset by slower average growth in the URR and favorable changes in the weighted average cost per point (WAC) assumptions as compared to the same period in the prior year.

Card Member rewards expense increased $234 million or 7 percent for the six months ended June 30, 2014, as compared to the same period in the prior year. The increase reflected higher co-brand rewards expense of $103 million and Membership Rewards expense of $131 million, primarily driven by higher spending volumes.

The Membership Rewards URR for current program participants was 95 percent (rounded up) at June 30, 2014, an increase from 94 percent (rounded down) at June 30, 2013. The increase in the URR reflected greater engagement in our Membership Rewards program.

Card Member services and other expense decreased $1 million or 1 percent and increased $32 million or 8 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in the six month period was primarily driven by increased engagement levels and usage of certain Card Member benefits.

Salaries and employee benefits expense increased $115 million or 7 percent and $40 million or 1 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases reflect a second quarter restructuring charge, partially offset by lower payroll expense in the six month period.

Other expense decreased $361 million or 22 percent and $423 million or 13 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by the net gain recognized as a result of the business travel joint venture transaction. This gain was partially offset by a charitable contribution to the American Express Foundation and a change in the estimated value of certain investments in our Community Reinvestment Act portfolio in the current period and a Canadian value-added tax benefit in the prior year.

Income Taxes

The effective tax rate was 33.9 percent and 29.6 percent for the three months ended June 30, 2014, and 2013, respectively. The effective tax rate was 34.5 percent and 31.2 percent for the six months ended June 30, 2014 and 2013, respectively. The tax rates in all periods primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. Additionally, the effective tax rate in the three and six month periods ended June 30, 2013 reflected the resolution of certain prior years’ tax items.

Table 5: Selected Statistical Information

	Three Months Ended June 30		Change 2014 vs. 2013	Six Months Ended June 30		Change 2014 vs. 2013
	2014	2013		2014	2013
Card billed business: (billions)
United States	$173.4	$159.7	9%	$332.6	$309.7	7%
Outside the United States	84.7	78.0	9	163.6	152.5	7

Total	$258.1	$237.7	9	$496.2	$462.2	7

Total cards-in-force: (millions)
United States	54.1	52.5	3	54.1	52.5	3
Outside the United States	55.8	51.8	8	55.8	51.8	8

Total	109.9	104.3	5	109.9	104.3	5

Basic cards-in-force: (millions)
United States	42.0	40.7	3	42.0	40.7	3
Outside the United States	45.6	41.8	9	45.6	41.8	9

Total	87.6	82.5	6	87.6	82.5	6

Average discount rate	2.48%	2.52%		2.50%	2.52%
Average basic Card Member spending (a)	$4,288	$4,097	5	$8,281	$8,002	3
Average fee per card (a)	$41	$40	3	$41	$40	3
Average fee per card adjusted (a)	$45	$44	2%	$45	$44	2%

(a)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $77 million and $66 million for the three months ended June 30, 2014 and 2013, respectively, and $150 million and $131 million for the six months ended June 30, 2014 and 2013, respectively. We present adjusted average fee per card because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

The table below summarizes selected statistics for billed business and average spend during the three months ended June 30, 2014, compared to the same period in the prior year:

Table 6: Selected Statistical Information

	Three Months Ended June 30, 2014

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates (a)
Worldwide (b)
Billed business	9%	9%
Proprietary billed business	8	8
GNS billed business (c)	12	13
Airline-related volume (9% of worldwide billed business)	6	6
United States (b)
Billed business	9
Proprietary consumer card billed business (d)	8
Proprietary small business billed business (d)	10
Proprietary corporate services billed business (e)	8
T&E-related volume (26% of U.S. billed business)	6
Non-T&E-related volume (74% of U.S. billed business)	9
Airline-related volume (8% of U.S. billed business)	5
Outside the United States (b)
Billed business	9	9
Japan, Asia Pacific & Australia (JAPA) billed business	10	11
Latin America & Canada (LACC) billed business	2	9
Europe, the Middle East & Africa (EMEA) billed business	12	6
Proprietary consumer and small business billed business (f)	6	6
JAPA billed business	3	5
LACC billed business	(1)	5
EMEA billed business	15	7
Proprietary corporate services billed business (e)	5%	5%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended June 30, 2014 apply to the corresponding year-earlier period against which such results are being compared). We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

The table below summarizes selected statistics for billed business and average spend during the six months ended June 30, 2014, compared to the same period in the prior year:

Table 7: Selected Statistical Information

	Six Months Ended June 30, 2014

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates (a)
Worldwide (b)
Billed business	7%	8%
Proprietary billed business	7	7
GNS billed business (c)	11	14
Airline-related volume (10% of worldwide billed business)	5	6
United States (b)
Billed business	7
Proprietary consumer card billed business (d)	7
Proprietary small business billed business (d)	9
Proprietary corporate services billed business (e)	7
T&E-related volume (27% of U.S. billed business)	6
Non-T&E-related volume (73% of U.S. billed business)	8
Airline-related volume (9% of U.S. billed business)	4
Outside the United States (b)
Billed business	7	10
JAPA billed business	8	13
LACC billed business	1	10
EMEA billed business	11	6
Proprietary consumer and small business billed business (f)	4	6
JAPA billed business	—	6
LACC billed business	(2)	6
EMEA billed business	13	7
Proprietary corporate services billed business (e)	5%	7%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the six months ended June 30, 2014 apply to the corresponding year-earlier period against which such results are being compared). We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Table 8: Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2014	2013	Change	2014	2013	Change
Worldwide Card Member receivables:
Total receivables (billions)	$45.3	$44.1	3%	$45.3	$44.1	3%
Loss reserves:
Beginning balance	$414	$410	1%	$386	$428	(10)%
Provisions (a)	183	161	14%	398	315	26%
Net write-offs (b)	(182)	(180)	1%	(359)	(358)	0%
Other (c)	(2)	(5)	(60)%	(12)	1	# %

Ending balance	$413	$386	7%	$413	$386	7%

% of receivables	0.9%	0.9%		0.9%	0.9%
Net write-off rate — principal only — USCS/ICS (e)	1.8%	(d )		1.9%	(d )
Net write-off rate — principal and fees — USCS/ICS (e)	2.0%	(d )		2.0%	(d )
30 days past due as a % of total — USCS/ICS	1.5%	(d )		1.5%	(d )
Net loss ratio as a % of charge volume — GCS	0.09%	0.08%		0.09%	0.08%
90 days past billing as a % of total — GCS	0.7%	0.7%		0.7%	0.7%

Worldwide Card Member loans:
Total loans (billions)	$66.3	$63.1	5%	$66.3	$63.1	5%
Loss reserves:
Beginning balance	$1,191	$1,367	(13)%	$1,261	$1,471	(14)%
Provisions (a)	282	334	(16)%	532	577	(8)%
Net write-offs — principal (b)	(267)	(309)	(14)%	(541)	(613)	(12)%
Net write-offs — interest and fees (b)	(42)	(39)	8%	(84)	(77)	9%
Other (c)	6	(11)	# %	2	(16)	# %

Ending balance	$1,170	$1,342	(13)%	$1,170	$1,342	(13)%

Ending reserves — principal	$1,114	$1,290	(14)%	$1,114	$1,290	(14)%
Ending reserves — interest and fees	$56	$52	8%	$56	$52	8%
% of loans	1.8%	2.1%		1.8%	2.1%
% of past due	171%	188%		171%	188%
Average loans (billions)	$65.2	$62.5	4%	$65.0	$62.7	4%
Net write-off rate — principal only (e)	1.6%	2.0%		1.7%	2.0%
Net write-off rate — principal, interest and fees (e)	1.9%	2.2%		1.9%	2.2%
30 days past due as a % of total	1.0%	1.1%		1.0%	1.1%
Net interest income divided by average loans (f)	8.1%	7.7%		8.2%	7.9%
Net interest yield on Card Member loans (f)	9.2%	9.1%		9.3%	9.3%

#	Denotes a variance greater than 100 percent

(a)

Provisions for principal (resulting from authorized transactions), interest and/or fees on Card Member loans and principal (resulting from authorized transactions) and fee reserve components on Card Member receivables.

(b)	Write-offs, less recoveries.

(c)

Card Member receivables includes foreign currency translation adjustments of nil and $(4) million and other adjustments of $(2) million and $(1) million for the three months ended June 30, 2014 and 2013, respectively. Card Member loans includes foreign currency translation adjustments of nil and $(10) million the three months ended June 30, 2014 and 2013, respectively, and other adjustments of $6 million and $(1) million for the three months ended June 30, 2014 and 2013, respectively. Refer to Note 4 to the Consolidated Financial Statements for the components of other for the six months ended June 30, 2014 and 2013.

(d)

Historically, net loss ratio as a % of change volume and 90 days past billing as a % of receivables were presented for ICS. Beginning in first quarter 2014, as a result of system enhancements, 30 days past due as a % of total, net write-off rate (principal only) and net write-off rate (principal and fees) have been presented.

(e)

We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because our practice is to include uncollectible interest and/or fees as part of our total provision for losses, a net write-off rate including principal, interest and/or fees is also presented.

(f)

Refer to Table 9 for the calculation of net interest yield on Card Member loans, a non-GAAP measure, net interest income divided by average loans, a GAAP measure, and our rationale for presenting net interest yield on Card Member loans.

Table 9: Net Interest Yield on Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except percentages and where indicated)	2014	2013	2014	2013
Net interest income	$1,316	$1,202	$2,653	$ 2,445
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	259	295	522	606
Interest income not attributable to the Company’s Card Member loan portfolio	(89)	(88)	(177)	(183)

Adjusted net interest income (a)	$1,486	$1,409	$2,998	$ 2,868

Average loans (billions)	$65.2	$62.5	$65.0	$ 62.7
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.3)	(0.2)	(0.3)

Adjusted average loans (billions) (a)	$65.0	$62.2	$64.8	$ 62.4

Net interest income divided by average loans	8.1%	7.7%	8.2%	7.9%
Net interest yield on Card Member loans (a)	9.2%	9.1%	9.3%	9.3%

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

U.S. Card Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2014	2013	Change		2014	2013	Change
Revenues
Discount revenue, net card fees and other	$3,222	$3,063	$159	5%	$6,239	$5,941	$298	5%

Interest income	1,408	1,354	54	4	2,831	2,740	91	3
Interest expense	153	178	(25)	(14)	303	360	(57)	(16)

Net interest income	1,255	1,176	79	7	2,528	2,380	148	6

Total revenues net of interest expense	4,477	4,239	238	6	8,767	8,321	446	5
Provisions for losses	339	356	(17)	(5)	681	646	35	5

Total revenues net of interest expense after provisions for losses	4,138	3,883	255	7	8,086	7,675	411	5

Expenses
Marketing, promotion, rewards, Card Member services and other	1,865	1,735	130	7	3,447	3,280	167	5
Salaries and employee benefits and other operating expenses	1,073	973	100	10	2,033	1,950	83	4

Total expenses	2,938	2,708	230	8	5,480	5,230	250	5

Pretax segment income	1,200	1,175	25	2	2,606	2,445	161	7
Income tax provision	430	432	(2)	—	960	898	62	7

Segment income	$770	$743	$27	4%	$1,646	$1,547	$99	6%

Effective tax rate	35.8%	36.8%			36.8%	36.7%

USCS issues a wide range of card products and services to consumers and small businesses in the U.S., and provides consumer travel services to Card Members and other consumers.

Discount revenue, net card fees and other revenues increased $159 million or 5 percent and $298 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher discount revenue, resulting from billed business growth, lower Card Member reimbursements and higher net card fees. Billed business increased 9 percent and 8 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting 5 percent and 4 percent increases in average spending per proprietary basic card for the three and six month periods, respectively, and 4 percent higher cards-in-force.

Interest income increased $54 million or 4 percent and $91 million or 3 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher average Card Member loans, partially offset by higher Card Member reimbursements in the six month period.

Interest expense decreased $25 million or 14 percent and $57 million or 16 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, due to lower funding costs.

Provisions for losses decreased $17 million or 5 percent and increased $35 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The decrease for the three month period was primarily driven by the benefit of lower net write-offs for Card Member loans, partially offset by a lower charge card reserve release compared to the prior year. The increase for the six month period was primarily driven by a lower charge card reserve release compared to the prior year, partially offset by the benefit of lower net write-offs for Card Member loans. Refer to Table 11 for the lending and charge card write-off rates for 2014 and 2013.

Marketing, promotion, rewards, Card Member services and other expenses increased $130 million or 7 percent and $167 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting higher Card Member rewards and marketing and promotion. The increases in marketing and promotion were driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives. Card Member rewards expense increased $97 million and $135 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases reflected higher co-brand expense, which increased approximately $58 million and $88 million for the three and six month periods, respectively, primarily reflecting higher spending volumes, and increased Membership Rewards expense of $39 million and $47 million for the same periods. The increases in Membership Rewards expense were primarily due to higher new points earned slightly offset by favorable changes in the WAC assumptions and slower average growth in the URR.

Salaries and employee benefits and other operating expenses increased $100 million or 10 percent and $83 million or 4 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by a change in the estimated value of certain investments in our Community Reinvestment Act portfolio, higher provisions for card-related fraud losses and a second quarter restructuring charge.

Table 11: USCS Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2014	2013	Change	2014	2013	Change
Card billed business (billions)	$136.5	$125.6	9%	$260.8	$242.3	8%
Total cards-in-force	44.7	42.9	4%	44.7	42.9	4%
Basic cards-in-force	33.3	31.9	4%	33.3	31.9	4%
Average basic Card Member spending (dollars)*	$4,133	$3,954	5%	$7,938	$7,664	4%
U.S. Consumer Travel:
Travel sales	$1,027	$1,158	(11)%	$2,001	$2,202	(9)%
Travel commissions and fees/sales	7.4%	6.7%		6.9%	6.6%
Total segment assets (billions)	$101.1	$96.5	5%	$101.1	$96.5	5%
Segment capital	$9,859	$8,694	13%	$9,859	$8,694	13%
Return on average segment capital (a)	35.3%	29.9%		35.3%	29.9%
Return on average tangible segment capital (a)	36.5%	31.2%		36.5%	31.2%

Card Member receivables:
Total receivables (billions)	$21.2	$20.9	1%	$21.2	$20.9	1%
30 days past due as a % of total	1.5%	1.6%		1.5%	1.6%
Average receivables (billions)	$21.3	$20.5	4%	$21.0	$20.2	4%
Net write-off rate — principal only (b)	1.8%	1.9%		1.8%	2.0%
Net write-off rate — principal and fees (b)	2.0%	2.1%		2.0%	2.1%

Card Member loans:
Total loans (billions)	$57.7	$54.6	6%	$57.7	$54.6	6%
30 days past due loans as a % of total	0.9%	1.1%		0.9%	1.1%
Net write-off rate — principal only (b)	1.6%	2.0%		1.6%	2.0%
Net write-off rate — principal, interest and fees (b)	1.8%	2.2%		1.9%	2.2%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,255	$1,176		$2,528	$2,380
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	40	47		79	95
Interest income not attributable to the Company’s Card Member loan portfolio	(3)	(2)		(6)	(4)

Adjusted net interest income (c)	$1,292	$1,221		$2,601	$2,471

Average loans (billions)	$56.8	$54.0		$56.6	$54.0
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans (billions)	—	—		—	—

Adjusted average loans (billions) (c)	$56.8	$54.0		$56.6	$54.0

Net interest income divided by average loans	8.9%	8.7%		8.9%	8.9%
Net interest yield on Card Member loans (c)	9.1%	9.1%		9.3%	9.2%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.3 billion and $2.7 billion for the twelve months ended June 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($9.3 billion and $8.9 billion for both the three months ended June 30, 2014 and 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $311 million and $357 million as of June 30, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to footnote (e) within Table 8.

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

International Card Services

Table 12: ICS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2014	2013	Change		2014	2013	Change
Revenues
Discount revenue, net card fees and other	$1,208	$1,130	$78	7%	$2,365	$2,254	$111	5%

Interest income	275	259	16	6	552	549	3	1
Interest expense	92	90	2	2	174	187	(13)	(7)

Net interest income	183	169	14	8	378	362	16	4

Total revenues net of interest expense	1,391	1,299	92	7	2,743	2,616	127	5
Provisions for losses	90	101	(11)	(11)	177	182	(5)	(3)

Total revenues net of interest expense after provisions for losses	1,301	1,198	103	9	2,566	2,434	132	5

Expenses
Marketing, promotion, rewards, Card Member services and other	577	478	99	21	1,073	930	143	15
Salaries and employee benefits and other operating expenses	655	564	91	16	1,221	1,155	66	6

Total expenses	1,232	1,042	190	18	2,294	2,085	209	10

Pretax segment income	69	156	(87)	(56)	272	349	(77)	(22)
Income tax provision	(8)	(52)	44	(85)	36	(37)	73	#

Segment income	$77	$208	$(131)	(63)%	$236	$386	$(150)	(39)%

Effective tax rate	(11.6)%	(33.3)%			13.2%	(10.6)%

#	Denotes a variance greater than 100 percent

ICS issues proprietary consumer and small business cards outside the U.S. and operates a coalition loyalty business in various countries.

Discount revenue, net card fees and other revenues increased $78 million or 7 percent and $111 million or 5 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue, Loyalty Partner-related fees and an increase in net card fees.

Billed business increased 6 percent and 4 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting an increase in proprietary basic cards-in-force. Refer to Table 6 and 7 for additional information on billed business by region.

Interest income increased $16 million or 6 percent and $3 million or 1 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by lower Card Member reimbursements. Excluding the impact of changes in foreign exchange rates, interest income increased 10 percent for the three month period and 6 percent for the six month period.1

[1]

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

Interest expense increased $2 million or 2 percent and decreased $13 million or 7 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The decrease in the six month period was primarily driven by lower funding costs. Excluding the impact of changes in foreign exchange rates, interest expense increased 6 percent for the three month period and decreased 1 percent for the six month period.2

Provisions for losses decreased $11 million or 11 percent and $5 million or 3 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by a decrease in charge card provision for losses as a result of lower net write-offs. Excluding the impact of changes in foreign exchange rates, provisions for losses were flat for the six month period.2 Refer to Table 13 for the lending and charge card write-off rates for 2014 and 2013.

Marketing and promotion, rewards, Card Member services and other expenses increased $99 million or 21 percent and $143 million or 15 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher Card Member rewards expense, which included a charge, related to enhancements in the Membership Rewards URR estimation process for certain international countries and higher marketing and promotion expense, related to the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives. Excluding the impact of changes in foreign exchange rates, marketing and promotion, rewards and Card Member services expense increased 18 percent for the six month period. 2

Salaries and employee benefits and other operating expenses increased $91 million or 16 percent and $66 million or 6 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by a second quarter restructuring charge and a Canadian value-added tax benefit in the prior year.

The effective tax rate in all periods reflected the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the U.S., which is allocated to ICS under our internal tax allocation process. The effective tax rate for the three and six months ended June 30, 2013 also reflected the allocated share of tax benefits related to the resolution of certain prior years’ tax items. In addition the effective tax rate for the six months ended June 30, 2013 reflected an additional benefit due to the renewal by the U.S. Congress of the active financing legislation on January 2, 2013. The effective tax rate in all periods reflected the impact of recurring permanent tax benefits on varying levels of pretax income.

[2]	Refer to footnote 1 on page 48 relating to changes in foreign exchange rates.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2014	2013	Change	2014	2013	Change
Card billed business (billions)	$34.1	$32.3	6%	$66.0	$63.6	4%
Total cards-in-force	15.7	15.6	1%	15.7	15.6	1%
Basic cards-in-force	10.9	10.6	3%	10.9	10.6	3%
Average basic Card Member spending (dollars)*	$3,137	$3,058	3%	$6,084	$6,019	1%
International Consumer Travel:
Travel sales	$354	$354	— %	$707	$694	2%
Travel commissions and fees/sales	6.8%	6.8%		6.5%	6.8%
Total segment assets (billions)	$31.6	$29.7	6%	$31.6	$29.7	6%
Segment capital	$3,027	$3,070	(1)%	$3,027	$3,070	(1)%
Return on average segment capital (a)	15.7%	21.9%		15.7%	21.9%
Return on average tangible segment capital (a)	28.8%	41.7%		28.8%	41.7%

Card Member receivables:
Total receivables (billions)	$7.5	$7.2	4%	$7.5	$7.2	4%
30 days past due loans as a % of total	1.3%	(b )		1.3%	(b )
Net write-off rate — principal only (c)	1.9%	(b )		2.0%	(b )
Net write-off rate — principal and fees (c)	2.0%	(b )		2.2%	(b )
90 days past billing as a % of total	(b )	1.1%		(b )	1.1%
Net loss ratio (as a % of charge volume)	(b )	0.21%		(b )	0.19%

Card Member loans:
Total loans (billions)	$8.6	$8.4	2%	$8.6	$8.4	2%
30 days past due loans as a % of total	1.6%	1.6%		1.6%	1.6%
Net write-off rate — principal only (c)	2.0%	1.9%		2.0%	1.9%
Net write-off rate — principal, interest and fees (c)	2.4%	2.4%		2.4%	2.3%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$183	$169		$378	$362
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	21	26		39	49
Interest income not attributable to the Company’s Card Member loan portfolio	(10)	(5)		(20)	(12)

Adjusted net interest income (d)	$194	$190		$397	$399

Average loans (billions)	$8.3	$8.5		$8.3	$8.6
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.2)		(0.2)	(0.2)

Adjusted average loans (billions) (d)	$8.1	$8.3		$8.1	$8.4

Net interest income divided by average loans	8.8%	8.0%		9.1%	8.5%
Net interest yield on Card Member loans (d)	9.6%	9.2%		9.8%	9.6%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($0.5 billion and $0.7 billion for the twelve months ended June 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.1 billion and $2.9 billion for the twelve months ended June 30, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion for both the twelve months ended June 30, 2014 and 2013. We believe that return on average tangible segment capital is a useful measure of the profitability of our business.

(b)

Historically, due to system constraints, net loss ratio as a % of change volume and 90 days past billing as a % of receivables were presented. Beginning in first quarter 2014, as a result of system enhancements, net write-off rate – principal only, net write-off rate – principal and fees and 30 days past due as a % of total will be presented.

(c)	Refer to footnote (e) within Table 8.

(d)

Adjusted net interest income, adjusted average loans and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2014	2013	Change		2014	2013	Change
Revenues
Discount revenue, net card fees and other	$1,332	$1,290	$42	3%	$2,581	$2,510	$71	3%

Interest income	3	3	—	—	7	6	1	17
Interest expense	66	62	4	6	125	122	3	2

Net interest expense	(63)	(59)	4	7	(118)	(116)	2	2

Total revenues net of interest expense	1,269	1,231	38	3	2,463	2,394	69	3
Provisions for losses	43	36	7	19	81	64	17	27

Total revenues net of interest expense after provisions for losses	1,226	1,195	31	3	2,382	2,330	52	2

Expenses
Marketing, promotion, rewards, Card Member services and other	177	144	33	23	343	294	49	17
Salaries and employee benefits and other operating expenses	184	718	(534)	(74)	889	1,420	(531)	(37)

Total expenses	361	862	(501)	(58)	1,232	1,714	(482)	(28)

Pretax segment income	865	333	532	#	1,150	616	534	87
Income tax provision	304	107	197	#	405	199	206	#

Segment income	$561	$226	$335	# %	$745	$417	$328	79%

Effective tax rate	35.1%	32.1%			35.2%	32.3%

#	Denotes a variance greater than 100 percent

GCS offers global corporate payment and business travel services to large and mid-sized companies.

Discount revenue, net card fees and other revenues increased $42 million or 3 percent and $71 million or 3 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue resulting from an increased level of Card Member spending. Billed business for both the three and six months ended June 30, 2014 increased 7 percent, primarily driven by a 7 percent and 6 percent increase in average spending per proprietary basic card for the three and six months ended June 30, 2014, respectively. Billed business volume increased 8 percent and 7 percent within the U.S. for the three and six month ended periods, respectively, while billed business volume outside the U.S. increased 5 percent for both the three and six months ended June 30, 2014.

Net interest expense increased $4 million or 7 percent and $2 million or 2 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by increased funding requirements due to higher average Card Member receivable balances. Excluding the impact of changes in foreign exchange rates, net interest expense increased 11 percent for the three month period and 5 percent for the six month period.3

Provisions for losses increased $7 million or 19 percent and $17 million or 27 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher average Card Member receivables resulting in higher net write-offs, primarily in the U.S. Refer to Table 15 for the charge card net loss ratio as a percentage of charge volume. Excluding the impact of changes in foreign exchange rates, provisions for losses increased 16 percent for the three month period.3

Marketing and promotion, rewards, Card Member services and other expenses increased $33 million or 23 percent and $49 million or 17 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives and higher rewards costs in both the three and six months ended June 30, 2014.

Salaries and employee benefits and other operating expenses decreased $534 million or 74 percent and $531 million or 37 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by the net gain from the previously discussed business travel joint venture transaction, partially offset by transaction-related costs and a second quarter restructuring charge.

Table 15: GCS Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2014	2013	Change	2014	2013	Change
Card billed business (billions)	$47.6	$44.4	7%	$93.1	$87.2	7%
Total cards-in-force	7.0	7.0	— %	7.0	7.0	—%
Basic cards-in-force	7.0	7.0	— %	7.0	7.0	—%
Average basic Card Member spending (dollars)*	$6,781	$6,317	7%	$13,216	$12,425	6%
Global Corporate Travel:
Travel sales	$4,882	$4,954	(1)%	$9,580	$9,607	—%
Travel commissions and fees/sales	8.2%	7.9%		7.7%	7.7%
Total segment assets (billions)	$20.8	$20.5	1%	$20.8	$20.5	1%
Segment capital	$3,774	$3,680	3%	$3,774	$3,680	3%
Return on average segment capital (a)	32.0%	18.3%		32.0%	18.3%
Return on average tangible segment capital (a)	60.3%	35.9%		60.3%	35.9%
Card Member receivables:
Total receivables (billions)	$16.5	$15.9	4%	$16.5	$15.9	4%
90 days past billing as a % of total	0.7%	0.7%		0.7%	0.7%
Net loss ratio (as a % of charge volume)	0.09%	0.08%		0.09%	0.08%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.2 billion and $0.7 billion for the twelve months ended June 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.7 billion and $3.6 billion for the twelve months ended June 30, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.8 billion for both the twelve months ended June 30, 2014 and 2013. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business.

[3]	Refer to footnote 1 on page 48 relating to changes in foreign exchange rates

Global Network & Merchant Services

Table 16: GNMS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,

(Millions, except percentages)	2014	2013	Change		2014	2013	Change
Revenues
Discount revenue, net card fees and other	$1,366	$1,313	$53	4%	$2,659	$2,547	$112	4%

Interest income	11	8	3	38	21	15	6	40
Interest expense	(78)	(63)	(15)	24	(140)	(125)	(15)	12

Net interest income	89	71	18	25	161	140	21	15

Total revenues net of interest expense	1,455	1,384	71	5	2,820	2,687	133	5
Provisions for losses	18	21	(3)	(14)	34	40	(6)	(15)

Total revenues net of interest expense after provisions for losses	1,437	1,363	74	5	2,786	2,647	139	5

Expenses
Marketing, promotion, rewards, Card Member services and other	277	188	89	47	433	346	87	25
Salaries and employee benefits and other operating expenses	582	528	54	10	1,073	1,072	1	—

Total expenses	859	716	143	20	1,506	1,418	88	6

Pretax segment income	578	647	(69)	(11)	1,280	1,229	51	4
Income tax provision	205	235	(30)	(13)	464	444	20	5

Segment income	$373	$412	$(39)	(9)%	$816	$785	$31	4%

Effective tax rate	35.5%	36.3%			36.3%	36.1%

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

Discount revenue, net card fees and other revenues increased $53 million or 4 percent and $112 million or 4 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increases are primarily driven by higher merchant-related revenues, driven by a 9 percent and 7 percent increase in global card billed business for the three and six months ended June 30, 2014, respectively.

Net interest income increased $18 million or 25 percent and $21 million or 15 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by increased revenues from our Merchant Financing business. The interest expense credit relates to internal transfer pricing and funding rates, which resulted in a net benefit for GNMS due to its merchant payables. Excluding the impact of changes in foreign exchange rates, net interest income increased 33 percent for the three month period and 23 percent for the six month period.4

Provisions for losses decreased $3 million or 14 percent and $6 million or 15 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting lower merchant-related provision expenses.

[4]	Refer to footnote 1 on page 48 relating to changes in foreign exchange rates

Marketing and promotion, rewards, Card Member services and other expenses increased $89 million or 47 percent and $87 million or 25 percent for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives. Excluding the impact of changes in foreign exchange rates, marketing and promotion, rewards, Card Member services and other expenses increased 29 percent for the six month period.5

Salaries and employee benefits and other operating expenses increased $54 million or 10 percent and $1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in the three months ended June 30, 2014 was primarily driven by higher professional services fees and a second quarter restructuring charge.

Table 17: GNMS Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,

(Millions, except percentages and where indicated)	2014	2013	Change	2014	2013	Change
Global Worldwide Card billed business (billions)	$258.1	$237.7	9%	$496.2	$462.2	7%
Global Network & Merchant Services:
Total segment assets (billions)	$18.7	$22.6	(17)%	$18.7	$22.6	(17)%
Segment capital	$2,046	$2,145	(5)%	$2,046	$2,145	(5)%
Return on average segment capital (a)	79.4%	71.0%		79.4%	71.0%
Return on average tangible segment capital (a)	87.8%	78.4%		87.8%	78.4%
Global Network Services:
Card billed business (billions)	$40.1	$35.8	12%	$76.7	$69.0	11%
Total cards-in-force	42.5	38.8	10%	42.5	38.8	10%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.6 billion and $1.5 billion for the twelve months ended June 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($2.0 billion and $2.1 billion for the twelve months ended June 30, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $192 million and $199 million as of June 30, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and auxiliary businesses, including our EGG and other operations, are included in Corporate & Other.

Corporate & Other net expense increased to $252 million and $482 million for the three and six months ended June 30, 2014, respectively, as compared to $184 million and $450 million for the three and six months ended June 30, 2013, respectively. The increases were primarily driven by a charitable contribution to the American Express Foundation combined with incremental investments in growth initiatives and a second quarter restructuring charge, partially offset by lower interest expense. In addition, the increase in the six month period was partially offset by lower salary and benefits expense.

Results for all periods disclosed included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management”, as well as interest expense related to other corporate indebtedness.

[5]	Refer to footnote 1 on page 48 relating to changes in foreign exchange rate.

Consolidated Capital Resources and Liquidity

Our balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and

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

During 2014, we began reporting capital adequacy standards on a parallel basis to regulators under Basel requirements for a Basel III Advanced Approaches institution. The parallel period will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly reporting our capital ratios using both Basel III Standardized and Advanced Approaches.

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of June 30, 2014.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2014 (a)	Ratios as of June 30, 2014
Risk-Based Capital
Common Equity Tier 1	4.0%
American Express Company		13.4%
American Express Centurion Bank		19.8
American Express Bank, FSB		15.2
Tier 1	5.5
American Express Company		13.4
American Express Centurion Bank		19.8
American Express Bank, FSB		15.2
Total	8.0
American Express Company		14.9
American Express Centurion Bank		21.1
American Express Bank, FSB		17.3
Tier 1 Leverage	4.0%
American Express Company		11.7
American Express Centurion Bank		18.8
American Express Bank, FSB		16.8
Common Equity to Risk-Weighted Assets
American Express Company		15.5
Tangible Common Equity to Risk-Weighted Assets (b)
American Express Company		12.5%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2014 for Advanced Approaches institutions.

(b)	Refer to page 57 for discussion on tangible common equity, a non-GAAP measure.

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

The following provides definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets under Basel I as of June 30, 2014 were $130.7 billion.

Common Equity Tier 1 Risk-Based Capital Ratio — The Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 capital, divided by risk-weighted assets. Common Equity Tier 1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Common Equity Tier 1 capital as of June 30, 2014 was $17.5 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of Common Equity Tier 1 capital, certain perpetual preferred stock (not applicable to us), and third-party non-controlling interests in consolidated subsidiaries. Tier 1 capital as of June 30, 2014 was $17.5 billion.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and a portion of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which we received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of June 30, 2014 was $2.0 billion. The $750 million subordinated hybrid security does not meet the requirements of Tier 2 capital under Basel III, and is being transitioned out of capital beginning in 2014. As a result, starting in the first quarter of 2014, the amount included in Tier 2 capital is $375 million. See “Fully Phased-in Basel III” section.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of June 30, 2014 were $149.3 billion.

The following provides a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $20.2 billion as of June 30, 2014, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $3.8 billion as of June 30, 2014. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

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

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. We estimate that had Basel III been fully phased-in during the six months ended June 30, 2014, our reported Common Equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios would have been 12.6 percent and our reported Tier 1 leverage ratio would have been 11.2 percent. As of June 30, 2014, had the Basel III rules been fully phased-in, our supplementary leverage ratio would be 9.4 percent.6 These ratios are calculated using the Standardized Approach for determining risk-weighted assets.

As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the U.S. Our $750 million subordinated hybrid security, which was previously fully included in Tier 2 capital (but not in Tier 1 capital), does not meet the requirements of Tier 2 capital under Basel III. The phase-out of this subordinated hybrid security from Tier 2 capital began in the first quarter of 2014, which affects our total risk-based capital ratio. However, this ratio is expected to remain well in excess of the required minimum.

The following provides definitions for Fully Phased-in Basel III capital ratios as defined by the Basel III rules using the Standardized Approach. All calculations are non-GAAP measures.

Fully Phased-in Basel III Common Equity Tier 1 Risk-Based Capital Ratio — The Fully Phased-in Basel III Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 under Fully Phased-in Basel III rules divided by risk-weighted assets under Fully Phased-in Basel III rules.

Fully Phased-in Basel III Tier 1 Risk-Based Capital Ratio — The Fully Phased-in Basel III Tier 1 risk-based capital ratio is calculated as Tier 1 capital under Fully Phased-in Basel III rules divided by risk-weighted assets under Fully Phased-in Basel III rules.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules.

Table 19: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	June 30, 2014
Risk-Based Capital under Transitional Basel III	$ 17.5
Adjustments related to:
AOCI	(0.2)
Transition provisions for intangible assets	(0.6)
Deferred tax assets	(0.1)
Other	0.1

Estimated Common Equity Tier 1 and Tier 1 Risk-based Capital under Fully Phased-in Basel III	$ 16.7

Fully Phased-in Basel III Risk-Weighted Assets — The Fully Phased-in Basel III risk-weighted assets reflect our Basel I risk-weighted assets, adjusted under Fully Phased-in Basel III rules. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. The Fully Phased-in Basel III risk-weighted assets as of June 30, 2014 were estimated to be $131.9 billion.

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

Basel III Supplementary Leverage Ratio — The supplementary leverage ratio under Fully Phased-in Basel III rules is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our total assets for supplementary leverage capital purposes under Basel III. Total assets for supplementary leverage capital purposes reflect total consolidated assets with adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for supplementary leverage capital purposes as of June 30, 2014 were estimated to be $177.2 billion.

Share Repurchases and Dividends

We have a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three and six months ended June 30, 2014, the Company returned $1.4 billion and $2.6 billion, respectively, to its shareholders in the form of dividends ($0.3 billion and $0.5 billion, respectively) and share repurchases ($1.1 billion and $2.1 billion, respectively). We repurchased 12.7 million common shares at an average price of $90.30 in the second quarter of 2014. These dividend and share repurchase amounts represent approximately 87 percent and 80 percent of total capital generated during the three and six month periods, respectively. These percentages for 2014 are significantly greater than the on average and over time target to distribute approximately 50 percent of the capital to shareholders as dividends or through the repurchases of common stock. These distribution percentages result from the strength of our capital ratios and the amount of capital we generate from net income and through employee stock plans in relation to the amount of capital required to support our organic business growth and through acquisitions. The Company is expecting to execute its share repurchase program, subject to market conditions and pursuant to its capital plan, which includes up to $2.3 billion in share repurchases for the remainder of 2014.

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

We seek to raise funds to meet all of our financing needs, including seasonal and other working capital needs, while also seeking to maintain sufficient highly liquid assets to meet our net cash flow needs under stressed environments, which include the scheduled maturities of funding obligations. We currently expect to satisfy Basel III’s Liquidity Coverage Ratio standard, based upon our current understanding of the requirements, through our current funding programs and liquidity strategies.

During the second quarter of 2014, we issued (i) $1.3 billion of asset-backed securities from American Express Credit Account Master Trust (the Lending Trust) with a maturity of five years, which included $1.25 billion of Class A certificates at 1-month LIBOR plus 37 basis points and $67.0 million of Class B certificates at 1-month LIBOR plus 50 basis points and (ii) $2.4 billion of dual-tranche senior unsecured notes from American Express Credit Corporation with a maturity of three years consisting of $1.65 billion of fixed-rate senior notes with a coupon of 1.125 percent and $0.75 billion of floating-rate senior notes at a rate of 3-month LIBOR plus 27 basis points. Subsequent to June 30, 2014, the Company issued $1.0 billion of Class A asset-backed securities from the Lending Trust with a maturity of three years with a coupon of 1.26 percent.

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

Table 20: Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS (a) and rated operating subsidiaries	Prime-1	A2	Stable

Moody’s	American Express Company	Prime-2	A3	Stable

S&P	TRS and rated operating subsidiaries (b)	A-2	A-	Stable

S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

(b)	S&P does not provide a rating for TRS short-term debt.

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

We held the following deposits as of June 30:

Table 21: Customer Deposits

(Billions)	June 30, 2014	December 31, 2013
U.S. retail deposits:
Savings accounts — Direct	$26.1	$ 24.6
Certificates of deposit: (a)
Direct	0.4	0.5
Third-party	5.9	6.9
Sweep accounts — Third-party	8.9	8.9
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.1
Card Member credit balances - U.S. and non-U.S.	0.7	0.8

Total customer deposits	$42.1	$ 41.8

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 23.7 months and 48.6 percent, respectively, as of June 30, 2014.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the six months ended June 30, 2014, no such triggering events occurred.

Liquidity Management

Our liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. We maintain liquidity sources in amounts sufficient to meet business requirements and expected future financial obligations for a period of at least twelve months in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We have in place a liquidity risk policy that sets out our approach to managing liquidity risk on an enterprise-wide basis.

We incur and accept liquidity risk arising in the normal course of offering our products and services. The liquidity risks that we are exposed to can arise from a variety of sources, and thus our liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources available to meet obligations;

•

Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including contingent liquidity exposures such as collateral requirements for derivative transactions; and

•	Trade-offs between the risk of insufficient liquidity and our profitability are incorporated into the Internal Capital Adequacy Assessment Process.

We maintain liquidity resources sufficient to meet our projected net cash flow needs during stressed environments over various time horizons, including 30-day and 12-month periods. Our liquidity resources include highly liquid assets, as well as a variety of other contingent liquidity resources, such as access to undrawn amounts under our secured borrowing facilities and committed bank credit facilities. In addition, the Company has access to secured borrowing at the Federal Reserve discount window.

As of June 30, 2014, we had $12.1 billion in excess cash available to fund long-term maturities, which includes $18.4 billion classified as cash and cash equivalents and $0.02 billion restricted cash to fund asset-backed securitization maturities, less $6.3 billion of cash available to fund day-to-day operations. The $12.1 billion represents cash residing in the U.S.

The upcoming approximate maturities of our long-term unsecured debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

Table 22: Debt Maturities

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt		Asset-Backed Securitizations	Certificates of Deposit	Total
September 30, 2014	$1.5		$2.5	$0.5	$ 4.5
December 31, 2014	2.1	(a)	—	1.0	3.1
March 31, 2015	—		0.6	0.2	0.8
June 30, 2015	2.8		—	0.2	3.0

Total	$6.4		$3.1	$1.9	$ 11.4

(a)

Reflects the face amount of unsecured term debt; the long-term debt balance on the Company’s consolidated balance sheet includes capitalized leases of $0.1 billion and certain adjustments which are not included in these balances.

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

Securitized Borrowing Capacity

As of June 30, 2014, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2016, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2015, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). On July 30, 2014, we extended the Lending Trust’s $2.0 billion facility by two years to mature on September 15, 2017. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2014, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.

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

We had approximately $50.1 billion as of June 30, 2014 in U.S. credit card loans and charge card receivables that could be sold over time through our existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained committed syndicated bank credit facilities as of June 30, 2014 of $7.2 billion through facilities in the U.S. and Australia. On July 29, 2014, we extended our Australian dollar credit facility scheduled to mature on August 3, 2015 by two years to mature on August 3, 2017. Giving effect to this extension, our total committed bank credit facilities expire as follows:

Table 23: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)
2016	$ 2.3
2017	4.9

Total	$ 7.2

Cash Flows

The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.

Table 24: Cash Flows

For the six months ended June 30, (Billions)	2014	2013
Total Cash provided by (used in):
Operating activities	$4.9	$ 10.2
Investing activities	(1.6)	(1.9)
Financing activities	(4.4)	(7.3)
Effect of exchange rates changes on cash and cash equivalents	—	(0.1)

Net (decrease) increase in cash and cash equivalents	$(1.1)	$ 0.9

Cash Flows from Operating Activities

Cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

For the six months ended June 30, 2014, net cash provided by operating activities was $4.9 billion as a result of net income of $3.0 billion adjusted by non-cash items such as certain changes in accounts payable, provisions for losses, depreciation and amortization, deferred taxes and stock-based compensation. In addition, the pretax gain of $626 million related to the business travel joint venture transaction has been deducted from net income.

For the six months ended June 30, 2013, net cash provided by operating activities was $10.2 billion as a result of net income of $3.0 billion adjusted by non-cash items such as provision for losses, depreciation and amortization, deferred taxes and stock-based compensation. Additionally, the timing of the quarter end cutoff and higher discount business volumes, created an increase in accounts payable and corresponding inflow of cash.

Cash Flows from Investing Activities

Our investing activities primarily include funding Card Member loans and receivables and our available for sale investment portfolio.

For the six months ended June 30, 2014, net cash used in investing activities was $1.6 billion consisting of an increase in Card Member loans and receivables primarily driven by increases in Card Member spend, as well as purchases of premises and equipment, net of sales.

For the six months ended June 30, 2013, net cash used in investing activities was $1.9 billion consisting of an increase in Card Member receivables driven by higher Card Member spend partially offset by a decrease in Card Member loans resulting from higher pay downs, as well as lower purchases of premises and equipment, net of sales.

Cash Flows from Financing Activities

Our financing activities primarily include issuing and repaying debt, taking customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the six months ended June 30, 2014, net cash used in financing activities was $4.4 billion driven by a $2.4 billion reduction in total short and long term debt as well as $2.1 billion in repurchases of American Express common shares.

For the six months ended June 30, 2013, net cash used in financing activities was $7.3 billion driven by a $5.5 billion reduction in total short and long term debt as well as $2.1 billion in repurchases of American Express common shares.

Certain Other Off-Balance Sheet Arrangements

As of June 30, 2014, we had approximately $275 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

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

In October 2012, we announced that American Express Company and certain of our subsidiaries reached settlements with several bank regulators, including the CFPB, relating to certain aspects of our U.S. consumer card practices, which requires us to undertake certain actions that have continued in 2014. For a description of these settlements, see “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Many provisions of Dodd-Frank require the adoption of additional rules or regulatory guidance for complete implementation. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislative or regulatory action. Accordingly, the ultimate consequences of Dodd-Frank and its implementing regulations on our business, results of operations and financial condition continue to be uncertain at this time.

Department of Justice Litigation

The U.S. Department of Justice (DOJ) and certain states’ attorneys general have brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products at the point of sale violate the U.S. antitrust laws. See Part II, Item 1. “Legal Proceedings” for descriptions of the DOJ action and related cases. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement. The settlement enjoins Visa and MasterCard, with certain exceptions, from adopting or enforcing rules or entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. If similar conditions were imposed on American Express, it could have a material adverse effect on our business.

Other Legislative and Regulatory Initiatives

Various countries in which we operate have been considering and in some cases adopting legislation and rules that would or do impose changes on certain practices of card issuers, merchant acquirers and payment networks including antitrust actions, legislation to regulate particular practices or prices and the establishment of broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators outside the U.S. have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four-party” payment networks, like Visa and MasterCard), as well as terms of merchant acceptance rules and contracts. Although, unlike the Visa and MasterCard networks, the American Express “three-party” payment network does not have interchange fees or collectively set any fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly. Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

In January 2012, the European Commission (the Commission) published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Commission completed the consultation process and on July 24, 2013, issued its recommendations, which included draft legislation now under consideration within the Council of the European Union and the European Parliament. The Commission’s recommendations included a number of proposals that would likely have significant impact across the industry and would apply either in whole or in part to American Express. The proposed changes include:

•

Price caps — The Commission proposed capping interchange fees at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards. Although American Express does not have interchange fees, as four-party networks such as Visa and MasterCard have, the caps would be deemed to apply to elements of the financial arrangements agreed between American Express and each GNS partner in the European Union (the EU). The discount rates American Express agrees with merchants would not be capped, but the interchange caps could exert downward pressures on merchant fees across the industry, including American Express discount rates. The Commission proposed to exclude commercial card transactions generally from the scope of these caps.

•

Network rules on card acceptance — The Commission proposed to prohibit honor-all-cards and anti-steering rules across all card networks. In addition, the draft proposals sought harmonization of surcharging rules so that, across the EU, transactions that are subject to the interchange caps may not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost.

•

Network licensing — The Commission proposed to require all networks, including three-party payment networks that operate with licensing arrangements, which would include our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution could qualify to be licensed to operate on the network. In addition, the scope of network licenses would be required to cover the entire EU. These requirements are inconsistent with the flexibility and discretion that American Express has had to date in deciding when, where and with whom to grant a license in the GNS business.

•

Separation of network processing — The Commission proposed to require card networks to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This proposal does not apply to three-party payment networks, such as American Express, but may be deemed applicable in situations where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on the American Express network. Further clarification of the applicability of this requirement is needed where, as with GNS, licensing arrangements do not give rise to inter-bank transactions or relationships.

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

Card Member loans — Represents the outstanding amount due from Card Members for charges made on their American Express credit cards, as well as any interest charges and card-related fees. Card Member loans also include revolving balances on certain American Express charge card products.

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

Interest income on deposits with banks and other — is recognized as earned, and primarily relates to the placement of cash in excess of near-term funding requirements in interest bearing time deposits, overnight sweep accounts, and other interest bearing demand and call accounts.

Liquidity Coverage Ratio — Represents the proposed minimum standards being established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient liquidity to meet liquidity needs in periods of financial and economic stress.

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

Net loss ratio — Represents the ratio of ICS and GCS charge card write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to Card Members.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

the ability to hold annual operating expense growth to less than 3 percent during 2014, which will depend in part on unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, the payment of monetary damages and penalties, disgorgement and restitution, our decision to increase or decrease discretionary operating expenses depending on overall business performance, our ability to achieve the expected benefits of our reengineering plans, which will be impacted by, among other things, the factors identified in the fourth bullet, our ability to balance expense control and investments in the business, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and reclassifications, and the level of acquisition activity and expenses;

•

the actual amount to be spent by us on investments in the business during 2014, which will be based in part on management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities, and our performance, the ability to develop and implement technology and other resources to realize efficiencies and the ability to control operating, infrastructure and rewards expenses as business expands or changes, including the changing behavior of Card Members;

•

changes affecting our ability or desire to repurchase up to $2.3 billion of our common shares for the remainder of 2014 and up to $1.0 billion in the first quarter of 2015, such as acquisitions, results of operations, capital needs and the amount of shares issued by us to employees upon the exercise of options, among other factors, which will significantly impact the potential decrease in our capital ratios;

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

•

changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for co-brand relationships and the success of marketing, promotion or rewards programs;

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

For those legal proceedings and governmental examinations described in this section and in our Annual Report on Form 10-K for the year ended December 31, 2013, where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $360 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, refer to Note 15 to the Consolidated Financial Statements.

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

Trial of the DOJ matter commenced on July 7, 2014. A trial date for the individual merchant actions has not been set. Defendants’ motion for summary judgment in the DOJ case was denied on May 7, 2014. Defendants’ motion for summary judgment in the individual merchant actions is pending.

We are a defendant in a class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that our gift cards violate consumer protection statutes because consumers allegedly have difficulty in spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement.” We are also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York, that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and will be subject to any final settlement in Kaufman that may be approved over their objections. A final settlement approval hearing was held on June 11, 2014 and we are awaiting decision.

U.S. Card Services and Global Merchant Services Matters

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that we conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardholder agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express Card Members are not part of the class. The settlement of the claims asserted on behalf of the damage class concerning foreign currency conversion rates was approved in 2012. On April 10, 2014, following a trial of the claims asserted by the injunction class concerning cardholder arbitration clauses, the Court dismissed plaintiffs’ claims and granted judgment in favor of us. Plaintiffs have appealed.

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia and later moved to federal court. Plaintiffs sought to certify a nationwide class of all American Express Card Members who received unilateral interest rate increases despite their accounts being in good standing. In 2013, two putative class actions, captioned Seldes v. American Express Centurion Bank and Manhattan Steamboat LLC v. American Express Bank, FSB, were filed by plaintiffs making allegations similar to those in Meeks and seeking to certify nationwide classes. The parties have reached settlements in these three actions and have advised the relevant courts of their intentions to file stipulations of dismissal with prejudice.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K) and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known to us, we believe that the matter discussed below, together with the risk factors set forth in the 2013 Form 10-K, identify the most significant risk factors affecting our company. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2013 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners. We also face substantial and increasingly intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships, which could result in Card Member attrition or additional costs to retain Card Members. We also face the risk that existing relationships will be renegotiated with less favorable terms for us as competition for such relationships increases. The loss of business partners or the renegotiation of existing relationships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations.

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

The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. The airline industry accounted for approximately 10 percent of our worldwide billed business for the six months ended June 30, 2014.

There continues to be significant consolidation in the airline industry, particularly in the United States (e.g., American/US Airways), through mergers and/or grants of antitrust immunity to airline alliances and joint ventures, and this trend could continue. In particular, the United States Department of Transportation has granted antitrust immunity to members of the Skyteam, Star and Oneworld Alliances, enabling the covered airlines to closely coordinate their cross-regional operations and to launch highly integrated joint ventures in transatlantic and other markets, including jointly pricing and managing capacity on covered routes, sharing revenues and costs, and coordinating sales and corporate contracts, all outside the scope of the U.S. antitrust laws. The EC has similarly approved the Star and Oneworld Alliances, and its review of the Skyteam Alliance and cooperation between its members is continuing. Increasing consolidation and expanded antitrust immunity could create challenges for our relationships with the airlines, including reducing our profitability on our airline business.

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. Our largest airline co-brand loan portfolio, American Express’ Delta SkyMiles Credit Card, accounted for less than 15 percent of worldwide Card Member loans as of June 30, 2014.

If an airline determined to withdraw from Membership Rewards, change the terms under which it participates in the program or to cease offering an American Express co-brand Card, whether as the result of a merger or otherwise, such as the withdrawal of Continental Airlines in 2011 from our Airport Club Access program for Centurion and Platinum Card Members and our Membership Rewards points transfer program or the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion and Platinum Card Members, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Risk Management — Exposure to the Airline Industry” on page 44 of our 2013 Annual Report to Shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended June 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2014
Repurchase program (a)	2,632,900	$87.11	2,632,900	94,451,972
Employee transactions (b)	30,126	$88.29	N/A	N/A

May 1-31, 2014
Repurchase program (a)	5,233,000	$88.45	5,233,000	89,218,972
Employee transactions (b)	26,604	$87.03	N/A	N/A

June 1-30, 2014
Repurchase program (a)	4,833,479	$94.04	4,833,479	84,385,493
Employee transactions (b)	378	$87.31	N/A	N/A

Total
Repurchase program (a)	12,699,379	$90.30	12,699,379	84,385,493
Employee transactions (b)	57,108	$87.70	N/A	N/A

(a)

As of June 30, 2014, there were approximately 84 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

During the second quarter of 2014, American Express Global Business Travel booked 3 tickets on Mahan Air. We had negligible gross revenues and net profits attributable to these transactions. These transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel intends to continue to engage in this activity on a limited basis so long as such activity continues to be permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the second quarter of 2014 it obtained 15 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY (Registrant)

Date: July 30, 2014	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: July 30, 2014	By	/s/ Linda Zukauckas
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