Form 10-Q
period 2014-09-30
AMERICAN EXPRESS CO
filed 2014-10-28
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2014
Common Shares (par value $0.20 per share)	1,034,676,513 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2014	2013
Revenues
Non-interest revenues
Discount revenue	$4,915	$ 4,659
Net card fees	680	658
Travel commissions and fees	104	490
Other commissions and fees	642	610
Other	593	601

Total non-interest revenues	6,934	7,018

Interest income
Interest on loans	1,753	1,698
Interest and dividends on investment securities	45	48
Deposits with banks and other	17	21

Total interest income	1,815	1,767

Interest expense
Deposits	91	111
Long-term debt and other	329	373

Total interest expense	420	484

Net interest income	1,395	1,283

Total revenues net of interest expense	8,329	8,301

Provisions for losses
Charge card	196	159
Card Member loans	265	248
Other	27	12

Total provisions for losses	488	419

Total revenues net of interest expense after provisions for losses	7,841	7,882

Expenses
Marketing, promotion, rewards and Card Member services	2,709	2,643
Salaries and employee benefits	1,290	1,544
Other, net	1,596	1,691

Total expenses	5,595	5,878

Pretax income	2,246	2,004
Income tax provision	769	638

Net income	$1,477	$ 1,366

Earnings per Common Share (Note 13): (a)
Basic	$1.41	$ 1.26
Diluted	$1.40	$ 1.25

Average common shares outstanding for earnings per common share:
Basic	1,041	1,074
Diluted	1,047	1,081
Cash dividends declared per common share	$0.26	$ 0.23

(a)	Represents net income less earnings allocated to participating share awards of $11 million and $12 million for the three months ended September 30, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2014	2013
Revenues
Non-interest revenues
Discount revenue	$14,506	$ 13,826
Net card fees	2,041	1,958
Travel commissions and fees	1,027	1,422
Other commissions and fees	1,884	1,788
Other	1,679	1,705

Total non-interest revenues	21,137	20,699

Interest income
Interest on loans	5,160	5,003
Interest and dividends on investment securities	136	153
Deposits with banks and other	54	67

Total interest income	5,350	5,223

Interest expense
Deposits	276	332
Long-term debt and other	1,026	1,163

Total interest expense	1,302	1,495

Net interest income	4,048	3,728

Total revenues net of interest expense	25,185	24,427

Provisions for losses
Charge card	594	474
Card Member loans	797	825
Other	71	54

Total provisions for losses	1,462	1,353

Total revenues net of interest expense after provisions for losses	23,723	23,074

Expenses
Marketing, promotion, rewards and Card Member services	8,076	7,553
Salaries and employee benefits	4,488	4,702
Other, net	4,393	4,911

Total expenses	16,957	17,166

Pretax income	6,766	5,908
Income tax provision	2,328	1,857

Net income	$4,438	$ 4,051

Earnings per Common Share (Note 13): (a)
Basic	$4.19	$ 3.69
Diluted	$4.17	$ 3.67

Average common shares outstanding for earnings per common share:
Basic	1,051	1,087
Diluted	1,057	1,094
Cash dividends declared per common share	$0.75	$ 0.66

(a)	Represents net income less earnings allocated to participating share awards of $35 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Net income	$1,477	$1,366	$4,438	$ 4,051
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax of: 2014, $(5) and $19; 2013, $(30) and $(120)	(11)	(48)	31	(210)
Foreign currency translation adjustments, net of tax of: 2014, $119 and $41; 2013, $(48) and $83	(167)	11	(195)	(262)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2014, $9 and $29; 2013, $6 and $37	7	6	48	60

Other comprehensive (loss) income	(171)	(31)	(116)	(412)

Comprehensive income	$1,306	$1,335	$4,322	$ 3,639

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except per share data)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$2,300	$ 2,212
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2014, $232; 2013, $143)	18,772	16,776
Short-term investment securities	192	498

Total cash and cash equivalents	21,264	19,486
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of consolidated variable interest entities: 2014, $6,253; 2013, $7,329), less reserves: 2014, $432; 2013, $386	44,685	43,777
Other receivables, less reserves: 2014, $44; 2013, $71	2,631	3,408
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2014, $28,310; 2013, $31,245), less reserves: 2014, $1,146; 2013, $1,261	64,911	65,977
Other loans, less reserves: 2014, $11; 2013, $13	855	608
Investment securities	4,750	5,016
Premises and equipment, less accumulated depreciation and amortization: 2014, $6,327; 2013, $5,978	3,921	3,875
Other assets (includes restricted cash of consolidated variable interest entities: 2014, $44; 2013, $58)	10,845	11,228

Total assets	$153,862	$ 153,375

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$42,703	$ 41,763
Travelers Cheques and other prepaid products	3,539	4,240
Accounts payable	11,510	10,615
Short-term borrowings (includes debt issued by consolidated variable interest entities: 2014, nil; 2013, $2,000)	3,382	5,021
Long-term debt (includes debt issued by consolidated variable interest entities: 2014, $15,501; 2013, $18,690)	55,712	55,330
Other liabilities	16,800	16,910

Total liabilities	133,646	133,879

Contingencies (Note 15)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,035 million shares as of September 30, 2014 and 1,064 million shares as of December 31, 2013	207	213
Additional paid-in capital	12,216	12,202
Retained earnings	9,335	8,507
Accumulated other comprehensive income (loss)
Net unrealized securities gains, net of tax of: 2014, $52; 2013, $33	94	63
Foreign currency translation adjustments, net of tax of: 2014, $(485); 2013, $(526)	(1,285)	(1,090)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2014, $(148); 2013, $(177)	(351)	(399)

Total accumulated other comprehensive loss	(1,542)	(1,426)

Total shareholders’ equity	20,216	19,496

Total liabilities and shareholders’ equity	$153,862	$ 153,375

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (Millions)	2014	2013
Cash Flows from Operating Activities
Net income	$4,438	$ 4,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,462	1,353
Depreciation and amortization	764	763
Deferred taxes and other	(497)	(111)
Stock-based compensation	210	275
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	275	(38)
Other assets	850	1,432
Accounts payable and other liabilities	1,793	981
Travelers Cheques and other prepaid products	(709)	(503)

Net cash provided by operating activities	8,586	8,203

Cash Flows from Investing Activities
Sale of investments	122	175
Maturity and redemption of investments	966	856
Purchase of investments	(825)	(873)
Net (increase) in Card Member loans/receivables	(2,349)	(791)
Purchase of premises and equipment, net of sales: 2014, $3; 2013, $74	(854)	(635)
Acquisitions/dispositions, net of cash acquired	(130)	(170)
Net increase (decrease) in restricted cash	90	(29)

Net cash used in investing activities	(2,980)	(1,467)

Cash Flows from Financing Activities
Net increase in customer deposits	917	2,303
Net (decrease) increase in short-term borrowings	(1,595)	51
Issuance of long-term debt	11,329	7,887
Principal payments on long-term debt	(10,659)	(13,492)
Issuance of American Express common shares	251	552
Repurchase of American Express common shares	(3,205)	(3,200)
Dividends paid	(770)	(693)

Net cash used in financing activities	(3,732)	(6,592)

Effect of exchange rate changes on cash and cash equivalents	(96)	(108)

Net increase in cash and cash equivalents	1,778	36
Cash and cash equivalents at beginning of period	19,486	22,250

Cash and cash equivalents at end of period	$21,264	$ 22,286

On June 30, 2014, the Company completed a transaction to establish a non-consolidated joint venture comprising the former Global Business Travel operations of the Company. This non-cash transaction is further described within Note 2 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Effective July 1, 2014, business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, the business travel operations were previously wholly owned. The Company also focuses on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

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

Recently Issued Accounting Standards

Accounting Standards Update No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2017. The Company is currently evaluating the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Divestitures

On June 30, 2014, the Company completed a transaction to establish a non-consolidated joint venture, GBT JV, comprising the former Global Business Travel (GBT) operations of the Company, historically reported within the Global Commercial Services (GCS) segment, and an external cash investment. The Company has retained a 50 percent ownership interest in the GBT JV with an estimated fair value of that interest of approximately $900 million, which is accounted for as an equity method investment effective June 30, 2014, and reported in Other assets within the Consolidated Balance Sheets. In exchange for the cash contribution of $900 million paid into the GBT JV, an unrelated investor group holds the remaining 50 percent ownership interest. The investor group’s cash contribution provides the primary basis for the Company’s determination of the estimated fair value of its 50 percent ownership interest.

As a result of the transaction, the Company deconsolidated the GBT net assets and recognized a net gain of $626 million ($409 million after tax), which was reported as a reduction to other expense for the quarter ended June 30, 2014. Prior to the deconsolidation, the carrying amount of GBT’s assets and liabilities were not material to the Company’s financial position.

The GBT JV operates under the “American Express Global Business Travel” brand, pursuant to a trademark license agreement provided by the Company. The Company has also entered into a transition services agreement and certain other operating agreements with the GBT JV, pursuant to which the Company and the GBT JV provide one another with certain services and that result in related-party receivables and payables. There was no material impact to the Company during the current quarter related to the GBT JV’s results of operations or the related agreements.

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. For information on the Company’s accounts receivable and loans and the related accounting policies, refer to Note 4 on pages 72 – 76 of the Annual Report.

Accounts receivable by segment as of September 30, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Card Services (a)	$21,253	$ 21,842
International Card Services	7,273	7,771
Global Commercial Services (b)	16,440	14,391
Global Network & Merchant Services (c)	151	159

Card Member receivables (d)	45,117	44,163
Less: Reserve for losses	432	386

Card Member receivables, net	$44,685	$ 43,777

Other receivables, net (e)	$2,631	$ 3,408

(a)

Includes $6.3 billion and $7.3 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2014 and December 31, 2013, respectively.

(b)	Includes $672 million and $836 million due from airlines, of which Delta Air Lines (Delta) comprises $642 million and $628 million as of September 30, 2014 and December 31, 2013, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $13.5 billion and $13.8 billion of Card Member receivables outside the U.S. as of September 30, 2014 and December 31, 2013, respectively.

(e)

Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue and (ii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees. Additionally, for 2013 only, the balance also included purchased GNS joint venture receivables. Other receivables are presented net of reserves for losses of $44 million and $71 million as of September 30, 2014 and December 31, 2013, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans as of September 30, 2014 and December 31, 2013 consisted of:

(Millions)	2014	2013
U.S. Card Services (a)	$58,012	$ 58,395
International Card Services	7,999	8,790
Global Commercial Services	46	53

Card Member loans	66,057	67,238
Less: Reserve for losses	1,146	1,261

Card Member loans, net	$64,911	$ 65,977

Other loans, net (b)	$855	$ 608

(a)	Includes approximately $28.3 billion and $31.2 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of September 30, 2014 and December 31, 2013, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio. Other loans are presented net of reserves for losses of $11 million and $13 million as of September 30, 2014 and December 31, 2013, respectively.

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2014 and December 31, 2013:

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$57,447		$175		$121		$269	$ 58,012
International Card Services	7,869		41		29		60	7,999
Card Member Receivables:
U.S. Card Services	$20,907		$125		$74		$147	$ 21,253
International Card Services (a)	7,174		30		22		47	7,273
Global Commercial Services	(b	)	(b	)	(b	)	125	16,440

2013 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$57,772		$183		$134		$306	$ 58,395
International Card Services	8,664		43		28		55	8,790
Card Member Receivables:
U.S. Card Services	$21,488		$125		$69		$160	$ 21,842
International Card Services	(b	)	(b	)	(b	)	83	7,771
Global Commercial Services	(b	)	(b	)	(b	)	132	14,391

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

(b)

Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances. For Card Member receivables in GCS as of September 30, 2014 and ICS and GCS as of December 31, 2013, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2014			2013

	Net Write-Off Rate		30 Days Past Due as a % of Total	Net Write-Off Rate		30 Days Past Due as a % of Total
	Principal Only (a)	Principal, Interest, & Fees (a)		Principal Only (a)	Principal, Interest, & Fees (a)
Card Member Loans:
U.S. Card Services	1.6%	1.8%	1.0%	1.9%	2.1%	1.1%
International Card Services (b)	2.0%	2.4%	1.6%	1.9%	2.3%	1.5%
Card Member Receivables:
U.S. Card Services	1.7%	1.9%	1.6%	1.8%	1.9%	1.7%
International Card Services (b)	2.0%	2.1%	1.4%	(c)	(c)	(c)

	2014				2013

	Net Loss Ratio as a % of Charge Volume		90 Days Past Billing as a % of Receivables		Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Card Member Receivables:
International Card Services	(c	)	(c	)	0.20%	1.1%
Global Commercial Services	0.09%		0.8%		0.07%	0.8%

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

Impaired Card Member Loans and Receivables

Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. For information on impaired Card Member loans and receivables and the related accounting policies, refer to Note 4 on pages 74 – 76 of the Annual Report.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information with respect to the Company’s impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, as of September 30, 2014 and December 31, 2013:

2014 (Millions)	Loans over 90 Days Past Due & Accruing Interest (a)	Non- Accrual Loans (b)	Loans & Receivables Modified as a TDR (c)	Total Impaired Loans & Receivables	Unpaid Principal Balance (d)	Allowance for TDRs (e)
Card Member Loans:
U.S. Card Services	$160	$188	$309	$657	$594	$ 70
International Card Services	60	—	—	60	59	—
Card Member Receivables:
U.S. Card Services	—	—	44	44	43	32

Total	$220	$188	$353	$761	$696	$ 102

2013 (Millions)	Loans over 90 Days Past Due & Accruing Interest (a)	Non- Accrual Loans (b)	Loans & Receivables Modified as a TDR (c)	Total Impaired Loans & Receivables	Unpaid Principal Balance (d)	Allowance for TDRs (e)
Card Member Loans:
U.S. Card Services	$170	$244	$373	$787	$731	$ 84
International Card Services	54	4	5	63	62	—
Card Member Receivables:
U.S. Card Services	—	—	50	50	49	38

Total	$224	$248	$428	$900	$842	$ 122

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

(c)

Total loans and receivables modified as a TDR includes $87 million and $92 million that are non-accrual and $20 million and $26 million that are past due 90 days and still accruing interest as of September 30, 2014 and December 31, 2013, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s interest income recognized and average balances of impaired Card Member loans, which are not significant for GCS, and Card Member receivables, which are not significant for ICS and GCS, for the three and nine months ended September 30:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014

2014 (Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Card Member Loans:
U.S. Card Services	$12	$675	$37	$ 734
International Card Services	4	63	12	63
Card Member Receivables:
U.S. Card Services	—	44	—	47

Total	$16	$782	$49	$ 844

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013

2013 (Millions)	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance
Card Member Loans:
U.S. Card Services	$11	$859	$34	$ 982
International Card Services	4	66	12	68
Card Member Receivables:
U.S. Card Services	—	62	—	89

Total	$15	$987	$46	$ 1,139

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Card Services (USCS) Card Member loans and receivables modified as TDRs for the three and nine months ended September 30. The ICS and GCS Card Member loans and receivables modifications were not significant. For information on TDRs and the related accounting policies, refer to Note 4 on pages 74 – 76 of the Annual Report.

	Three Months Ended September 30, 2014						Nine Months Ended September 30, 2014

	Number of Accounts (in thousands)	Outstanding Balances (a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)		Number of Accounts (in thousands)	Outstanding Balances (a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	11	$83	9		(c	)	35	$261	11		(c)
Card Member Receivables	4	41	(c	)	12		11	129	(c	)	12

Total	15	$124					46	$390

	Three Months Ended September 30, 2013						Nine Months Ended September 30, 2013

	Number of Accounts (in thousands)	Outstanding Balances (a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)		Number of Accounts (in thousands)	Outstanding Balances (a)(b) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	12	$91	10		(c	)	47	$357	11		(c)
Card Member Receivables	4	49	(c	)	12		16	204	(c	)	12

Total	16	$140					63	$561

(a)

Represents the outstanding balance immediately prior to modification. Modifications did not reduce the aggregate principal balances except for the nine months ended September 30, 2013, where aggregate principal balances were reduced by $4 million.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three and nine months ended September 30, 2014 and 2013, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered to have been in default from a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables. The defaulted ICS Card Member loan and receivable modifications were not significant.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$20	6	$ 60
Card Member Receivables	1	9	2	27

Total	3	$29	8	$ 87

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)	Number of Accounts	Aggregated Outstanding Balances Upon Default (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$37	15	$ 138
Card Member Receivables	1	8	3	33

Total	5	$45	18	$ 171

(a)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Reserves for Losses

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

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2014	2013
Balance, January 1	$386	$ 428
Provisions (a)	594	474
Net write-offs (b)	(527)	(507)
Other (c)	(21)	1

Balance, September 30	$432	$ 396

(a)	Provisions for principal (resulting from authorized transactions) and fee reserve components.

(b)

Consists of principal (resulting from authorized transactions) and fee components, less recoveries of $269 million and $304 million, including net write-offs from TDRs of $14 million and $16 million, for the nine months ended September 30, 2014 and 2013, respectively.

(c)

Beginning in first quarter 2014, reserves for card related fraud losses of $(7) million are reflected in other liabilities. All periods include foreign currency translation adjustments of $(6) million and $(3) million for the nine months ended September 30, 2014 and 2013, respectively, and other items of $(8) million and $4 million for the nine months ended September 30, 2014 and 2013, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of September 30, 2014 and December 31, 2013:

(Millions)	2014	2013
Card Member receivables evaluated individually for impairment (a)	$44	$ 50
Related reserves (a)	$32	$ 38

Card Member receivables evaluated collectively for impairment	$45,073	$ 44,113
Related reserves (b)	$400	$ 348

(a)

Represents receivables modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 4 on pages 74 – 76 of the Annual Report for further information.

(b)

The reserves include the quantitative results of analytical models that are specific to individual pools of receivables and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2014	2013
Balance, January 1	$1,261	$ 1,471
Provisions (a)	797	825
Net write-offs
Principal (b)	(786)	(888)
Interest and fees (b)	(124)	(113)
Other (c)	(2)	(14)

Balance, September 30	$1,146	$ 1,281

(a)	Provisions for principal (resulting from authorized transactions), interest and fee reserves components.

(b)

Consists of principal write-offs (resulting from authorized transactions), less recoveries of $324 million and $343 million, including net write-offs from TDRs of $(5) million and $6 million, for the nine months ended September 30, 2014 and 2013, respectively. Recoveries of interest and fees were de minimis.

(c)

Beginning in first quarter 2014, reserves for card related fraud losses of $(6) million are reflected in other liabilities. All periods include foreign currency translation adjustments of $(7) million and $(8) million for the nine months ended September 30, 2014 and 2013, respectively, and other items of $11 million and $(6) million for the nine months ended September 30, 2014 and 2013, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of September 30, 2014 and December 31, 2013:

(Millions)	2014	2013
Card Member loans evaluated individually for impairment (a)	$309	$ 378
Related reserves (a)	$70	$ 84

Card Member loans evaluated collectively for impairment (b)	$65,748	$ 66,860
Related reserves (b)	$1,076	$ 1,177

(a)	Represents loans modified in a TDR and related reserves. Refer to the Impaired Card Member Loans and Receivables discussion in Note 4 on pages 74 – 76 of the Annual Report for further information.

(b)

Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

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

The following is a summary of investment securities as of September 30, 2014 and December 31, 2013:

	2014				2013

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$3,628	$130	$(3)	$3,755	$4,060	$54	$(79)	$ 4,035
U.S. Government agency obligations	3	—	—	3	3	—	—	3
U.S. Government treasury obligations	346	4	(1)	349	318	3	(1)	320
Corporate debt securities	39	3	—	42	43	3	—	46
Mortgage-backed securities (a)	137	7	—	144	160	5	(1)	164
Equity securities (b)	—	1	—	1	29	95	—	124
Foreign government bonds and obligations	399	8	—	407	272	5	(1)	276
Other (c)	50	—	(1)	49	50	—	(2)	48

Total	$4,602	$153	$(5)	$4,750	$4,935	$165	$(84)	$ 5,016

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC) as of December 31, 2013.

(c)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013:

	2014				2013

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$72	$(3)	$1,320	$(63)	$106	$ (16)
Foreign government bonds and obligations	—	—	—	—	208	(1)	—	—
U.S. Government treasury obligations	127	(1)	—	—	166	(1)	—	—
Mortgage-backed securities	—	—	—	—	35	(1)	—	—
Other	—	—	32	(1)	30	(1)	17	(1)

Total	$127	$(1)	$104	$(4)	$1,759	$(67)	$123	$ (17)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2014 and December 31, 2013:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2014:
90%–100%	6	$127	$(1)	17	$104	$(4)	23	$231	$ (5)

Total as of September 30, 2014	6	$127	$(1)	17	$104	$(4)	23	$231	$(5)

2013:
90%–100%	228	$1,665	$(53)	6	$24	$(2)	234	$1,689	$ (55)
Less than 90%	13	94	(14)	5	99	(15)	18	193	(29)

Total as of December 31, 2013	241	$1,759	$(67)	11	$123	$(17)	252	$1,882	$ (84)

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

Supplemental Information

Gross realized gains on the sales of investment securities, included in Other revenues for the three and nine months ended September 30, 2014 were $20 million and $100 million, respectively. Gross realized gains on the sale of investment securities, included in Other revenues for the three and nine months ended September 30, 2013 were, $37 million and $102 million, respectively. There were no realized losses for the three and nine months ended September 30, 2014 and 2013.

Contractual maturities of investment securities, excluding equity securities and other securities, as of September 30, 2014 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$579	$ 580
Due after 1 year but within 5 years	435	442
Due after 5 years but within 10 years	235	251
Due after 10 years	3,303	3,427

Total	$4,552	$ 4,700

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

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust) as of September 30, 2014 and December 31, 2013, included in Other assets on the Company’s Consolidated Balance Sheets:

(Millions)	2014	2013
Charge Trust	$1	$ 2
Lending Trust	43	56

Total	$44	$ 58

These amounts relate to collections of Card Member receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company, is the primary beneficiary of both the trusts. Excluding its consolidated subsidiaries, TRS owns approximately $1.0 billion of subordinated securities issued by the Lending Trust as of September 30, 2014.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the nine months ended September 30, 2014 and the year ended December 31, 2013, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of September 30, 2014 and December 31, 2013, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2014	2013
U.S.:
Interest bearing	$41,883	$ 40,831
Non-interest bearing (includes Card Member credit balances of: 2014,$304; 2013,$340)	336	360
Non-U.S.:
Interest bearing	108	121
Non-interest bearing (includes Card Member credit balances of: 2014,$361; 2013,$437)	376	451

Total customer deposits	$42,703	$ 41,763

Customer deposits by deposit type as of September 30, 2014 and December 31, 2013 were as follows:

(Millions)	2014	2013
U.S. retail deposits:
Savings accounts – Direct	$26,248	$ 24,550
Certificates of deposit:
Direct	355	489
Third-party	6,371	6,929
Sweep accounts – Third-party	8,909	8,863
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	155	155
Card Member credit balances — U.S. and non-U.S.	665	777

Total customer deposits	$42,703	$ 41,763

The scheduled maturities of certificates of deposit as of September 30, 2014 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2014	$1,073	$3	$ 1,076
2015	1,259	4	1,263
2016	1,684	—	1,684
2017	937	—	937
2018	1,089	—	1,089
After 5 years	684	—	684

Total	$6,726	$7	$ 6,733

As of September 30, 2014 and December 31, 2013, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2014	2013
U.S.	$115	$ 148
Non-U.S.	2	—

Total	$117	$ 148

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Derivatives and Hedging Activities

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of September 30, 2014 and December 31, 2013, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. Refer to Note 3 on pages 68 – 71 of the Annual Report for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2014 and December 31, 2013:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$309	$455	$27	$ 2
Total return contract
Fair value hedge	—	8	—	—
Foreign exchange contracts
Net investment hedges	384	174	57	116

Total derivatives designated as hedging instruments	693	637	84	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives (a)	129	64	162	95

Total derivatives, gross	822	701	246	213
Less: Cash collateral netting (b)	(125)	(336)	(27)	—
Derivative asset and derivative liability netting (c)	(126)	(36)	(126)	(36)

Total derivatives, net (d)	$571	$329	$93	$ 177

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company received noncash collateral from a counterparty in the form of security interest in U.S. Treasury securities with a fair value of $111 million and nil as of September 30, 2014 and December 31, 2013, respectively, none of which was sold or repledged. Such noncash collateral economically reduces the Company’s risk exposure to $460 million as of September 30, 2014, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $97 million and $26 million as of September 30, 2014 and December 31, 2013, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within other receivables on the Company’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of September 30, 2014 and December 31, 2013 are subject to master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Financial Instruments that Qualify for Hedge Accounting

Refer to Note 12 on pages 89 – 90 of the Annual Report for information on derivatives that qualify for hedge accounting.

Fair Value Hedges

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2014 and December 31, 2013, the Company hedged $18.2 billion and $14.7 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

Total Return Contract

The Company hedged its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company used a total return contract (TRC) to transfer this exposure to its derivative counterparty. On July 18, 2014, the Company sold its remaining 34.3 million shares in ICBC and terminated the TRC. As of December 31, 2013, the fair value of the equity investment in ICBC was $122 million (180.7 million shares). Prior to termination, to the extent the hedge was effective, the gain or loss on the TRC offset the gain or loss on the investment in ICBC. Any difference between the changes in the fair value of the derivative and the hedged item resulted in hedge ineffectiveness and was recognized in Other expenses in the Consolidated Statements of Income.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s hedges of its fixed-rate long-term debt and its investment in ICBC for the three and nine months ended September 30:

For the Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(109)	$(11)	Other expenses	$112	$5	$3	$ (6)
Total return contract	Other non-interest revenues	—	(21)	Other non-interest revenues	—	21	—	—

For the Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2014	2013		2014	2013	2014	2013
Interest rate contracts	Other expenses	$(170)	$(305)	Other expenses	$176	$295	$6	$ (10)
Total return contract	Other non-interest revenues	11	(10)	Other non-interest revenues	(11)	10	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $74 million and $76 million for the three months ended September 30, 2014 and 2013, respectively, and $217 million and $280 million for the nine months ended September 30, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $246 million and $(123) million for the three months ended September 30, 2014 and 2013, respectively, and was $113 million and $160 million for the nine months ended September 30, 2014 and 2013, respectively. Any ineffective portion of the gain or (loss) on net investment hedges is recognized in other expenses during the period of change. During the three months ended

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014 and 2013, the Company reclassified $(1) million and nil, respectively, and $9 million and nil for the nine months ended September 30, 2014 and 2013, respectively, from AOCI to earnings as a component of other expenses. No ineffectiveness associated with net investment hedges was reclassified from AOCI into income during the three and nine months ended September 30, 2014 and 2013.

Derivatives Not Designated as Hedges

For information on derivatives not designated as hedges, refer to Note 12 on page 90 of the Annual Report.

The following table summarizes the impact on pretax earnings of derivatives not designated as hedges, as reported on the Consolidated Statements of Income for the three and nine months ended September 30:

		Pretax gains

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		Amount		Amount

Description (Millions)	Income Statement Line Item	2014	2013	2014	2013
Interest rate contracts	Other expenses	$—	$1	$—	$ 1
Foreign exchange contracts (a)	Other expenses	2	25	84	108
	Cost of Card Member services	—	—	4	—

Total		$2	$26	$88	$ 109

(a)	Foreign exchange contracts include forwards and embedded foreign currency derivatives.

9.	Fair Values

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

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of September 30, 2014 and December 31, 2013:

	2014				2013

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$1	$1	$—	$—	$124	$124	$—	$ —
Debt securities and other	4,749	349	4,400	—	4,892	320	4,572	—
Derivatives (a)	822	—	822	—	701	—	701	—

Total assets	5,572	350	5,222	—	5,717	444	5,273	—

Liabilities:
Derivatives (a)	246	—	246	—	213	—	213	—

Total liabilities	$246	$—	$246	$—	$213	$—	$213	$ —

(a)	Refer to Note 5 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

For information about the valuation techniques used in the measurement of financial assets and financial liabilities carried at other than fair value, refer to Note 3 on pages 70 – 71 of the Annual Report.

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2014 and December 31, 2013, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$21	$21		$20	$1	(a)	$ —
Other financial assets (b)	$48	$48		$—	$48		$ —
Financial assets carried at other than fair value
Loans, net	$66	$66	(c)	$—	$—		$ 66

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$60	$60		$—	$60		$ —
Financial liabilities carried at other than fair value
Certificates of deposit (d)	$7	$7		$—	$7		$ —
Long-term debt	$56	$58	(c)	$—	$58		$ —

	Carrying Value	Corresponding Fair Value Amount
2013 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$19	$19		$17	$2	(a)	$ —
Other financial assets (b)	$48	$48		$—	$48		$ —
Financial assets carried at other than fair value
Loans, net	$67	$67	(c)	$—	$—		$ 67

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	$60	$60		$—	$60		$ —
Financial liabilities carried at other than fair value
Certificates of deposit (d)	$7	$8		$—	$8		$ —
Long-term debt	$55	$58	(c)	$—	$58		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivable (including fair values of Card Member receivables of $6.2 billion and $7.3 billion held by consolidated VIEs as of September 30, 2014 and December 31, 2013, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $28.1 billion and $31.0 billion, and long-term debt of $15.6 billion and $18.8 billion held by consolidated VIEs as of September 30, 2014 and December 31, 2013, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the nine months ended September 30, 2014 and during the year ended December 31, 2013, the Company did not have any material impaired assets that were required to be measured at fair value.

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

The following table provides information related to such guarantees as of September 30, 2014 and December 31, 2013:

	Maximum potential undiscounted future payments (a) (Billions)		Related liability (b) (Millions)

Type of Guarantee	2014	2013	2014	2013
Card and travel operations (c)	$44	$44	$43	$ 88
Other (d)	1	1	71	73

Total	$45	$45	$114	$ 161

(a)

Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure based on all eligible claims in relation to annual billed business volumes.

(b)	Included in other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Primarily includes Return Protection and Merchant Protection.

(d)	Primarily includes guarantees related to the Company’s business dispositions, real estate and joint ventures.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Changes In Accumulated Other Comprehensive (Loss) Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI for the three and nine months ended September 30, 2014 and 2013 were as follows:

For the Three Months Ended September 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2014	$105	$(1,118)	$(358)	$ (1,371)

Net unrealized gains	2	—	—	2
Increase (decrease) due to amounts reclassified into earnings	(13)	1	—	(12)
Net translation (loss) of investments in foreign operations	—	(414)	—	(414)
Net (losses) related to hedges of investment in foreign operations	—	246	—	246
Pension and other postretirement benefit gains	—	—	7	7

Net change in accumulated other comprehensive (loss) income	(11)	(167)	7	(171)

Balances as of September 30, 2014	$94	$(1,285)	$(351)	$ (1,542)

For the Nine Months Ended September 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$63	$(1,090)	$(399)	$ (1,426)

Net unrealized gains	102	—	—	102
Increase (decrease) due to amounts reclassified into earnings	(71)	5	—	(66)
Net translation (loss) of investments in foreign operations	—	(313)	—	(313)
Net (losses) related to hedges of investment in foreign operations	—	113	—	113
Pension and other postretirement benefit gains	—	—	48	48

Net change in accumulated other comprehensive income (loss)	31	(195)	48	(116)

Balances as of September 30, 2014	$94	$(1,285)	$(351)	$ (1,542)

For the Three Months Ended September 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2013	$153	$(1,027)	$(434)	$ (1,308)

Net unrealized (losses)	(25)	—	—	(25)
Increase (decrease) due to amounts reclassified into earnings	(23)	—	—	(23)
Net translation gain of investments in foreign operations	—	134	—	134
Net gains related to hedges of investment in foreign operations	—	(123)	—	(123)
Pension and other postretirement benefit gains	—	—	6	6

Net change in accumulated other comprehensive (loss) income	(48)	11	6	(31)

Balances as of September 30, 2013	$105	$(1,016)	$(428)	$ (1,339)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended September 30, 2013 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$(754)	$(488)	$ (927)

Net unrealized (losses)	(141)	—	—	(141)
Increase (decrease) due to amounts reclassified into earnings	(69)	—	—	(69)
Net translation (loss) of investments in foreign operations	—	(422)	—	(422)
Net gains related to hedges of investment in foreign operations	—	160	—	160
Pension and other postretirement benefit gains	—	—	60	60

Net change in accumulated other comprehensive (loss) income	(210)	(262)	60	(412)

Balances as of September 30, 2013	$105	$(1,016)	$(428)	$ (1,339)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the three and nine months ended September 30, 2014:

		(Gains) losses recognized in income

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	Income Statement Line Item	Amount		Amount
Description (Millions)		2014	2013	2014	2013
Available-for-sale securities
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$(21)	$(36)	$(111)	$ (109)
Related income tax expense	Income tax provision	8	13	40	40
Reclassification to net income related to available-for-sale securities		(13)	(23)	(71)	(69)

Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	—	—	8	—
Related income tax expense	Income tax provision	1	—	(3)	—

Reclassification of foreign currency translation adjustments		1	—	5	—

Total		$(12)	$(23)	$(66)	$ (69)

12.	Income Taxes

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $686 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $686 million of unrecognized tax benefits, approximately $529 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the Company’s results of operations or the effective tax rate.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rate was 34.2 percent and 34.4 percent for the three and nine months ended September 30, 2014, respectively. The effective tax rate was 31.8 percent and 31.4 percent for the three and nine months ended September 30, 2013, respectively. The tax rate for the three and nine months ended September 30, 2013 reflects the resolution of certain prior years’ tax items as well as the reversal of a valuation allowance related to deferred tax assets within the business travel organization.

The tax rates for all periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Basic and diluted:
Net income	$1,477	$1,366	$4,438	$ 4,051
Earnings allocated to participating share awards (a)	(11)	(12)	(35)	(36)

Net income attributable to common shareholders	$1,466	$1,354	$4,403	$ 4,015

Denominator: (a)
Basic: Weighted-average common stock	1,041	1,074	1,051	1,087
Add: Weighted-average stock options (b)	6	7	6	7

Diluted	1,047	1,081	1,057	1,094

Basic EPS	$1.41	$1.26	$4.19	$ 3.69
Diluted EPS	$1.40	$1.25	$4.17	$ 3.67

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

(b)

The dilutive effect of unexercised stock options excludes 0.2 million and 0.1 million of options from the computation of EPS for the three months ended September 30, 2014 and 2013, respectively, and 0.2 million options for both the nine months ended September 30, 2014 and 2013 because inclusion of the options would have been anti-dilutive.

For the three and nine months ended September 30, 2014 and 2013, the Company met specified performance measures related to the Subordinated Debentures of $750 million issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Non-Interest Revenue and Expense Detail

The following is a detail of Other commissions and fees:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Foreign currency conversion fee revenue	$225	$223	$665	$ 655
Delinquency fees	184	172	539	503
Loyalty Partner-related fees	100	74	286	221
Service fees	94	97	274	273
Other (a)	39	44	120	136

Total Other commissions and fees	$642	$610	$1,884	$ 1,788

(a)	Other primarily includes fee revenue from fees related to Membership Rewards programs.

The following is a detail of Other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Global Network Services partner revenues	$173	$171	$513	$ 466
Net realized gains and losses on investment securities	20	37	100	102
Other (a)	400	393	1,066	1,137

Total Other revenues	$593	$601	$1,679	$ 1,705

(a)

Other includes revenues arising from foreign exchange gains on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments and other miscellaneous revenue and fees.

The following is a detail of Marketing, promotion, rewards, Card Member services and other:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Marketing and promotion	$809	$827	$2,407	$ 2,234
Card Member rewards	1,695	1,619	5,050	4,740
Card Member services and other	205	197	619	579

Total Marketing, promotion, rewards, Card Member services and other	$2,709	$2,643	$8,076	$ 7,553

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place. Card Member rewards expense includes the costs of rewards programs, including Membership Rewards and co-brand arrangements. Card Member services expense includes protection plans and complimentary services provided to Card Members.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of Other, net expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Professional services	$731	$793	$2,240	$ 2,272
Occupancy and equipment	432	462	1,361	1,394
Card-related fraud losses	96	73	282	229
Communications	91	94	285	282
Gain on business travel joint venture transaction	(15)	—	(641)	—
Other (a)	261	269	866	734

Total Other, net	$1,596	$1,691	$4,393	$ 4,911

(a)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations (other than the business travel joint venture transaction), litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments and certain Loyalty Partner-related expenses.

15.	Contingencies

The Company and its subsidiaries are involved in a number of legal proceedings concerning matters arising out of the conduct of their respective business activities and are periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of September 30, 2014, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the U.S. The Company discloses its material legal proceedings and governmental examinations under Item 1. “Legal Proceedings” in Part II. “Other Information”, and under “Legal Proceedings” in the Annual Report (collectively, Legal Proceedings).

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $350 million in excess of any accrued liability related to these matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

The Company is a leading global payments and travel company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network Merchant Services (GNMS). Corporate functions and certain other businesses, including the Company’s Enterprise Growth Group, as well as other Company operations are included in Corporate & Other.

The following table presents certain selected financial information for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2014	2013	2014	2013
Non-interest revenues:
USCS	$3,214	$3,050	$9,453	$ 8,991
ICS	1,206	1,161	3,571	3,415
GCS	957	1,277	3,538	3,787
GNMS	1,368	1,309	4,027	3,856
Corporate & Other, including adjustments and eliminations (a)	189	221	548	650

Total	$6,934	$7,018	$21,137	$ 20,699

Interest income:
USCS	$1,465	$1,408	$4,296	$ 4,148
ICS	273	281	825	830
GCS	4	3	11	9
GNMS	14	8	35	23
Corporate & Other, including adjustments and eliminations (a)	59	67	183	213

Total	$1,815	$1,767	$5,350	$ 5,223

Interest expense:
USCS	$152	$172	$455	$ 532
ICS	85	86	259	273
GCS	61	59	186	181
GNMS	(68)	(62)	(208)	(187)
Corporate & Other, including adjustments and eliminations (a)	190	229	610	696

Total	$420	$484	$1,302	$ 1,495

Total revenues net of interest expense:
USCS	$4,527	$4,286	$13,294	$ 12,607
ICS	1,394	1,356	4,137	3,972
GCS	900	1,221	3,363	3,615
GNMS	1,450	1,379	4,270	4,066
Corporate & Other, including adjustments and eliminations (a)	58	59	121	167

Total	$8,329	$8,301	$25,185	$ 24,427

Net income (loss):
USCS	$889	$782	$2,535	$ 2,329
ICS	142	142	378	528
GCS	204	261	949	678
GNMS	427	391	1,243	1,176
Corporate & Other, including adjustments and eliminations (a)	(185)	(210)	(667)	(660)

Total	$1,477	$1,366	$4,438	$ 4,051

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

When we use the terms “American Express,” “the Company,” “we,” “our” or “us,” we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

We are a global services company with four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS) and Global Network and Merchant Services (GNMS). We provide our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Effective July 1, 2014, business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, the business travel operations were previously wholly owned. Our range of products and services includes:

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

Our products and services generate the following types of revenue for the Company:

•

Discount revenue, our largest revenue source, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on the Company’s network;

•	Net card fees, which represent revenue earned for annual card membership fees;

•

Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions (business travel commissions and fees included through June 30, 2014);

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees and assessments, Loyalty Partner-related fees and other service fees;

•

Other revenue, which represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including royalties and signing fees), insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques and prepaid card-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees; and

•	Interest on loans, which principally represents interest income earned on outstanding balances.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and rewards programs that add new Card Members and promote Card Member loyalty and spending, provisions for Card Member credit losses and expenses for card-related fraud losses.

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

Current Business Environment/Outlook

Our results for the third quarter of 2014 reflect increased spending by Card Members, growth in average Card Member loans and continued low write-off rates, while our strong balance sheet allowed us to return a substantial amount of capital to our shareholders.

Card Member billed business increased 9 percent over the prior year, both within and outside the U.S., in line with growth rates in the second quarter, while discount revenue increased 5 percent over the prior year. The gap between billed business growth and discount revenue growth, which was wider this quarter than in recent quarters, was primarily due to accelerated growth of our GNS business and a lower discount rate, as well as higher corporate client incentives and strong growth in our cash rebate rewards products in the current year.

The average discount rate of 2.49 percent for the third quarter of 2014 decreased by 3 basis points from an average rate of 2.52 percent in the third quarter of 2013. In the current quarter, the discount rate was impacted by various factors, including changes in the mix of Card Member spending by industry as well our OptBlue program, through which third-party acquirers contract directly with U.S. small merchants for American Express card acceptance. We continue to believe that OptBlue will bring incremental volumes onto our network, and provide attractive economics for our business. As indicated in prior quarters, changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition in the market and other factors will likely result in continued erosion of the average discount rate over time.

Average loans continued to grow year over year, which, along with lower funding costs, led to a 9 percent increase in net interest income. Credit write-off rates remained near historically low levels, though we expect, at some point, credit write-off rates will increase from such levels.

Last year’s third quarter results included revenues and expenses from our business travel operations, which were deconsolidated as a result of the previously announced joint venture transaction that closed on June 30, 2014. Total expenses decreased 5 percent from the prior year, primarily reflecting expenses related to business travel operations in the prior year. Excluding those expenses from the year ago period, adjusted expenses rose 1 percent for the third quarter of 2014.1 Operating expenses for the quarter decreased 11 percent, primarily reflecting expenses related to business travel operations in the prior year. Excluding those expenses from the year ago period, adjusted operating expenses were flat year over year.1 We remain committed to our goal to have operating expenses grow at an annual rate of less than 3 percent in 2014 after adjusting for the impact of the business travel joint venture transaction and items related to restructuring, transaction-related costs and a contribution to the American Express Foundation discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

In 2008, we entered into an operating agreement with, and made a strategic investment in, Concur Technologies. During the third quarter, SAP announced its proposed acquisition of Concur. If this proposed transaction is completed, it would result in a gain for us of approximately $700 million. Currently, Concur and SAP’s public expectation is that the transaction will close in the fourth quarter of this year or the first quarter of 2015. Given this expected gain, we plan to make additional investments in business building activities and initiatives designed to improve operating efficiencies. Potential growth initiatives could include incremental customer acquisition activities across our core businesses, as well as investments to strengthen partner relationships. These investments would provide valuable flexibility to deal proactively with a global regulatory and competitive environment that is rapidly changing.

1

Adjusted total expense growth and adjusted operating expense growth are non-GAAP measures. Management believes these metrics are useful in evaluating the ongoing performance of the Company. The adjusted growth rates are calculated by comparing total expenses of $5,595 million and operating expenses of $2,886 million, each on a GAAP basis for the quarter ended September 30, 2014, with total expenses of $5,878 million and operating expenses of $3,235 million, each on a GAAP basis for the quarter ended September 30, 2013, respectively, excluding the following GBT-related expenses from the third quarter 2013: (i) $336 million from total expenses and (ii) $335 million from operating expenses. The adjusted growth rates do not adjust for other GBT-related items, including equity earnings from the joint venture, transaction-related costs and impacts related to a transition service agreement that will phase out over time.

Regulation of the payments industry has increased significantly in recent years and various governments around the world have established or are proposing to establish payment system regulatory regimes. The regulatory environment has heightened the focus that all financial services firms, including us, must have on controls and processes. We expect our products and practices will be a continuing focus of our regulators. See “Certain Legislative, Regulatory and Other Developments” for additional information on the legislative and regulatory environment.

Competition remains extremely intense across the payments business. Traditional competitors and new entrants deploy increasingly greater financial and other resources to attract customers and business partners and to develop new platforms and technologies. To remain competitive, we need to continue to demonstrate the value we deliver to merchants, customers and business partners in all aspects of our relationships. In connection with our co-brand relationships, we are focusing on those relationships that offer the best value to our Card Members while also providing appropriate returns to our business. Changes in our co-brand relationships could have a significant adverse impact on our business and results of operations in the future. The actual impact on our financial performance will depend on factors such as our ability to offer attractive propositions to Card Members, grow other sources of revenue and implement expense control initiatives, although there can be no assurance that these measures will be successful. See Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 for a discussion of the risks related to competition for partner relationships.

While our business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, the global economic environment remains challenging. In addition, our results could be adversely affected by volatility in foreign exchange rates, changes in interest rates or the failure of the U.S. Congress to renew legislation regarding our active financing income, which could increase our effective tax rate and have an adverse impact on net income in 2015 and beyond.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Table 1: Summary of Financial Performance

(Millions, except percentages and per share amounts)	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
	2014	2013			2014	2013
Total revenues net of interest expense	$8,329	$8,301	$28	— %	$25,185	$24,427	$758	3%
Provisions for losses	488	419	69	16	1,462	1,353	109	8
Expenses	5,595	5,878	(283)	(5)	16,957	17,166	(209)	(1)
Net income	1,477	1,366	111	8	4,438	4,051	387	10
Earnings per common share — diluted (a)	$1.40	$1.25	$0.15	12%	$4.17	$3.67	$0.50	14%
Return on average equity (b)	28.8%	24.3%			28.8%	24.3%
Return on average tangible common equity (c)	35.6%	30.6%			35.6%	30.6%

(a)

Earnings per common share — diluted was reduced by the impact of earnings allocated to participating share awards and other items of $11 million and $12 million for three months ended September 30, 2014 and 2013, respectively, and $35 million and $36 million for the nine months ended September 30, 2014 and 2013.

(b)

ROE is computed by dividing (i) one-year period net income ($5.7 billion and $4.7 billion for September 30, 2014 and 2013, respectively) by (ii) one-year average total shareholders’ equity ($19.9 billion and $19.3 billion for September 30, 2014 and 2013, respectively).

(c)

Return on average tangible common equity, a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from average total shareholders’ equity, average goodwill and other intangibles of $3.9 billion and $4.1 billion as of September 30, 2014 and 2013, respectively. We believe return on average tangible common equity is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages)	2014	2013			2014	2013
Discount revenue	$4,915	$4,659	$256	5%	$14,506	$13,826	$680	5%
Net card fees	680	658	22	3	2,041	1,958	83	4
Travel commissions and fees	104	490	(386)	(79)	1,027	1,422	(395)	(28)
Other commissions and fees	642	610	32	5	1,884	1,788	96	5
Other	593	601	(8)	(1)	1,679	1,705	(26)	(2)

Total non-interest revenues	6,934	7,018	(84)	(1)	21,137	20,699	438	2

Total interest income	1,815	1,767	48	3	5,350	5,223	127	2
Total interest expense	420	484	(64)	(13)	1,302	1,495	(193)	(13)

Net interest income	1,395	1,283	112	9	4,048	3,728	320	9

Total revenues net of interest expense	$8,329	$8,301	$28	— %	$25,185	$24,427	$758	3%

Total Revenues Net of Interest Expense

Discount revenue increased $256 million or 5 percent and $680 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases were driven by growth in billed business of 9 percent, partially offset by a decrease in the average discount rate, faster growth in GNS billings than in overall Company billings, as we share the discount revenue we earn from merchants with our GNS issuing bank partners, and higher cash rebate rewards and corporate client incentives. Billed business increased 9 percent and 8 percent for the three and nine month periods, respectively, in both the U.S. and outside the U.S. See Tables 5, 6 and 7 for more detail on billed business performance. The average discount rate was 2.49 percent for both the three and nine months ended September 30, 2014 and 2.52 percent for both the three and nine months ended September 30, 2013. See “Current Business Environment/Outlook” for information on the changes in the average discount rate.

Net card fees increased $22 million or 3 percent and $83 million or 4 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting growth in total cards-in-force.

Travel commissions and fees decreased $386 million or 79 percent and $395 million or 28 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods.

Other commissions and fees increased $32 million or 5 percent and $96 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher revenue from our Loyalty Partner business and higher delinquency fees.

Other revenue decreased $8 million or 1 percent and $26 million or 2 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by the loss of revenue following the sale of our publishing business in October 2013. The decrease in the three month period was partially offset by revenues received for transitional services provided to the GBT JV, higher Loyalty Edge revenue and a net increase in gains realized upon the sales of investments in Concur Technologies and the Industrial and Commercial Bank of China (ICBC). The decrease in the nine month period was partially offset by lower Card Member reimbursements, higher Loyalty Edge revenue, revenues received for transitional services provided to the GBT JV and a net increase in gains realized upon the sales of investments in Concur Technologies and ICBC.

Interest income increased $48 million or 3 percent and $127 million or 2 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases reflected higher interest on loans, driven by growth in average Card Member loans, which was partially offset by higher Card Member reimbursements.

Interest expense decreased $64 million or 13 percent and $193 million or 13 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The decreases were primarily driven by lower funding costs.

Table 3: Provisions for Losses Summary

	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages)	2014	2013			2014	2013
Charge card	$196	$159	$37	23%	$594	$474	$120	25%
Card Member loans	265	248	17	7	797	825	(28)	(3)
Other	27	12	15	#	71	54	17	31

Total provisions for losses	$488	$419	$69	16%	$1,462	$1,353	$109	8%

#	Denotes a variance greater than 100 percent

Provisions for Losses

Charge card provision for losses increased $37 million or 23 percent and $120 million or 25 percent for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in the prior year, driven primarily by higher write-offs and a larger reserve build in the current year due to higher average Card Member receivables. Card Member loans provision for losses increased $17 million or 7 percent and decreased $28 million or 3 percent for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase for the three month period was driven by a lower reserve release, partially offset by lower net write-offs due to improved credit performance. The decrease in the nine month period was driven by lower net write-offs due to improved credit performance, partially offset by a lower reserve release.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages)	2014	2013			2014	2013
Marketing and promotion	$809	$827	$(18)	(2)%	$2,407	$2,234	$173	8%
Card Member rewards	1,695	1,619	76	5	5,050	4,740	310	7
Card Member services and other	205	197	8	4	619	579	40	7

Total Marketing, promotion, rewards,
Card Member services and other	2,709	2,643	66	2	8,076	7,553	523	7

Salaries and employee benefits	1,290	1,544	(254)	(16)	4,488	4,702	(214)	(5)
Other, net	1,596	1,691	(95)	(6)	4,393	4,911	(518)	(11)

Total expenses	$5,595	$5,878	$(283)	(5)%	$16,957	$17,166	$(209)	(1)%

Expenses

Marketing and promotion expense decreased $18 million or 2 percent and increased $173 million or 8 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase in the nine month period was driven by the reinvestment, in the second quarter, of a significant portion of the gain from the business travel joint venture transaction in growth initiatives across all segments.

Card Member rewards expense increased $76 million or 5 percent for the three months ended September 30, 2014, as compared to the same period in the prior year. The increase reflected higher co-brand rewards expense of $28 million, primarily related to higher spending volumes, and an increase in Membership Rewards expense of $48 million, both of which were partially offset by a change in estimate of certain rewards-related reserves. The increase in Membership Rewards expense was primarily due to an $86 million increase related to higher new points earned, in line with higher spending volume, partially offset by a $38 million decrease in the liability related to points previously earned but not yet redeemed. The decrease was driven by slower average growth in the Ultimate Redemption Rate (URR) and favorable changes in the weighted average cost per point (WAC) assumptions as compared to the same period in the prior year.

Card Member rewards expense increased $310 million or 7 percent for the nine months ended September 30, 2014, as compared to the same period in the prior year. The increase reflected higher co-brand rewards expense of $130 million, primarily related to higher spending volumes, and an increase in Membership Rewards expense of $180 million, both of which were partially offset by a change in estimate of certain rewards-related reserves. The increase in Membership Rewards expense was primarily due to a $222 million increase related to higher new points earned, in line with higher spending volume, partially offset by a $42 million decrease in the liability related to points previously earned but not yet redeemed. The decrease was driven by slower average growth in the URR and favorable changes in WAC assumptions as compared to the same period in the prior year.

The Membership Rewards URR for current program participants was 95 percent (rounded up) at September 30, 2014, an increase from 94 percent (rounded down) at September 30, 2013. The increase in the URR reflected greater engagement in our Membership Rewards program.

Card Member services and other expense increased $8 million or 4 percent and $40 million or 7 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by increased engagement levels and use of certain Card Member benefits.

Salaries and employee benefits expense decreased $254 million or 16 percent and $214 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods. The decrease in the nine month period was partially offset by a restructuring charge in the second quarter of 2014.

Other expense decreased $95 million or 6 percent and $518 million or 11 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods. The nine month period also reflected the net gain recognized as a result of the business travel joint venture transaction in the second quarter of 2014, partially offset by a charitable contribution to the American Express Foundation and a change in the estimated value of certain investments in our Community Reinvestment Act portfolio.

Income Taxes

The effective tax rate was 34.2 percent and 31.8 percent for the three months ended September 30, 2014, and 2013, respectively. The effective tax rate was 34.4 percent and 31.4 percent for the nine months ended September 30, 2014 and 2013, respectively. The tax rates in all periods primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. Additionally, the effective tax rate for the three and nine months ended September 30, 2013 reflected the resolution of certain prior years’ tax items as well as the reversal of a valuation allowance related to deferred tax assets within the business travel organization.

Table 5: Selected Statistical Information

	Three Months Ended September 30,		Change 2014 vs. 2013	Nine Months Ended September 30,		Change 2014 vs. 2013
	2014	2013		2014	2013
Card billed business: (billions)
United States	$173.0	$158.2	9%	$505.6	$467.9	8%
Outside the United States	85.1	78.0	9	248.7	230.5	8

Total	$258.1	$236.2	9	$754.3	$698.4	8

Total cards-in-force: (millions)
United States	54.5	52.8	3	54.5	52.8	3
Outside the United States	56.6	52.6	8	56.6	52.6	8

Total	111.1	105.4	5	111.1	105.4	5

Basic cards-in-force: (millions)
United States	42.2	40.9	3	42.2	40.9	3
Outside the United States	46.3	42.6	9	46.3	42.6	9

Total	88.5	83.5	6	88.5	83.5	6

Average discount rate	2.49%	2.52%		2.49%	2.52%
Average basic Card Member spending (a)	$4,223	$4,037	5	$12,504	$12,040	4
Average fee per card (a)	$40	$40	—	$41	$40	3
Average fee per card adjusted (a)	$45	$44	2%	$45	$44	2%

(a)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $77 million and $67 million for the three months ended September 30, 2014 and 2013, respectively, and $227 million and $198 million for the nine months ended September 30, 2014 and 2013, respectively. We present adjusted average fee per card because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

The table below summarizes selected statistics for billed business and average spend during the three months ended September 30, 2014, compared to the same period in the prior year:

Table 6: Selected Statistical Information

	Three Months Ended September 30, 2014

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates (a)
Worldwide (b)
Billed business	9%	10%
Proprietary billed business	8	9
GNS billed business (c)	16	17
Airline-related volume (9% of worldwide billed business)	7	7
United States (b)
Billed business	9
Proprietary consumer card billed business (d)	8
Proprietary small business billed business (d)	12
Proprietary corporate services billed business (e)	10
T&E-related volume (26% of U.S. billed business)	7
Non-T&E-related volume (74% of U.S. billed business)	10
Airline-related volume (8% of U.S. billed business)	5
Outside the United States (b)
Billed business	9	11
Japan, Asia Pacific & Australia (JAPA) billed business	16	16
Latin America & Canada (LACC) billed business	1	8
Europe, the Middle East & Africa (EMEA) billed business	7	7
Proprietary consumer and small business billed business (f)	4	6
JAPA billed business	4	6
LACC billed business	(1)	5
EMEA billed business	9	8
Proprietary corporate services billed business (e)	3%	5%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the three months ended September 30, 2014 apply to the corresponding year-earlier period against which such results are being compared). We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

The table below summarizes selected statistics for billed business and average spend during the nine months ended September 30, 2014, compared to the same period in the prior year:

Table 7: Selected Statistical Information

	Nine Months Ended September 30, 2014

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates (a)
Worldwide (b)
Billed business	8%	9%
Proprietary billed business	7	8
GNS billed business (c)	13	15
Airline-related volume (9% of worldwide billed business)	6	6
United States (b)
Billed business	8
Proprietary consumer card billed business (d)	7
Proprietary small business billed business (d)	10
Proprietary corporate services billed business (e)	8
T&E-related volume (27% of U.S. billed business)	7
Non-T&E-related volume (73% of U.S. billed business)	10
Airline-related volume (8% of U.S. billed business)	4
Outside the United States (b)
Billed business	8	10
JAPA billed business	11	14
LACC billed business	1	9
EMEA billed business	10	7
Proprietary consumer and small business billed business (f)	4	6
JAPA billed business	1	6
LACC billed business	(2)	5
EMEA billed business	12	7
Proprietary corporate services billed business (e)	4%	6%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the nine months ended September 30, 2014 apply to the corresponding year-earlier period against which such results are being compared). We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Table 8: Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2014 vs. 2013	As of or for the Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages and where indicated)	2014	2013		2014	2013
Worldwide Card Member receivables:
Total receivables (billions)	$45.1	$43.5	4%	$45.1	$43.5	4%
Loss reserves:
Beginning balance	$413	$386	7	$386	$428	(10)
Provisions (a)	196	159	23	594	474	25
Net write-offs (b)	(168)	(149)	13	(527)	(507)	4
Other (c)	(9)	—	#	(21)	1	#

Ending balance	$432	$396	9	$432	$396	9

% of receivables	1.0%	0.9%		1.0%	0.9%
Net write-off rate — principal only — USCS/ICS (e)	1.6%	(d )		1.8%	(d )
Net write-off rate — principal and fees — USCS/ICS (e)	1.8%	(d )		2.0%	(d )
30 days past due as a % of total — USCS/ICS	1.6%	(d )		1.6%	(d )
Net loss ratio as a % of charge volume — GCS	0.09%	0.06%		0.09%	0.07%
90 days past billing as a % of total — GCS	0.8%	0.8%		0.8%	0.8%

Worldwide Card Member loans:
Total loans (billions)	$66.1	$63.0	5	$66.1	$63.0	5
Loss reserves:
Beginning balance	$1,170	$1,342	(13)	$1,261	$1,471	(14)
Provisions (a)	265	248	7	797	825	(3)
Net write-offs — principal (b)	(245)	(275)	(11)	(786)	(888)	(11)
Net write-offs — interest and fees (b)	(40)	(36)	11	(124)	(113)	10
Other (c)	(4)	2	#	(2)	(14)	(86)

Ending balance	$1,146	$1,281	(11)	$1,146	$1,281	(11)

Ending reserves — principal	$1,093	$1,234	(11)	$1,093	$1,234	(11)
Ending reserves — interest and fees	$53	$47	13	$53	$47	13
% of loans	1.7%	2.0%		1.7%	2.0%
% of past due	165%	179%		165%	179%
Average loans (billions)	$66.4	$63.0	5%	$65.4	$62.8	4%
Net write-off rate — principal only (e)	1.5%	1.7%		1.6%	1.9%
Net write-off rate — principal, interest and fees (e)	1.7%	2.0%		1.9%	2.1%
30 days past due as a % of total	1.1%	1.1%		1.1%	1.1%
Net interest income divided by average loans (f)	8.5%	8.1%		8.1%	7.9%
Net interest yield on Card Member loans (f)	9.3%	9.4%		9.3%	9.3%

#	Denotes a variance greater than 100 percent

(a)

Provisions for principal (resulting from authorized transactions), interest and/or fees on Card Member loans and principal (resulting from authorized transactions) and fee reserve components on Card Member receivables.

(b)	Write-offs, less recoveries.

(c)

Card Member receivables includes foreign currency translation adjustments of $(6) million and $3 million and other adjustments of $(3) million for both the three months ended September 30, 2014 and 2013, respectively. Card Member loans includes foreign currency translation adjustments of $(6) million and $3 million and other adjustments of $2 million and $(1) million for the three months ended September 30, 2014 and 2013, respectively. Refer to Note 4 to the Consolidated Financial Statements for the components of other for the nine months ended September 30, 2014 and 2013.

(d)

Historically, net loss ratio as a % of charge volume and 90 days past billing as a % of receivables were presented for ICS. Beginning in first quarter 2014, as a result of system enhancements, 30 days past due as a % of total, net write-off rate (principal only) and net write-off rate (principal and fees) have been presented.

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

Table 9: Net Interest Yield on Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except percentages and where indicated)	2014	2013	2014	2013
Net interest income	$1,395	$1,283	$4,048	$ 3,728
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	247	296	769	902
Interest income not attributable to the Company’s Card Member loan portfolio	(90)	(87)	(267)	(270)

Adjusted net interest income (a)	$1,552	$1,492	$4,550	$ 4,360

Average loans (billions)	$66.4	$63.0	$65.4	$ 62.8
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.2)	(0.2)	(0.3)

Adjusted average loans (billions) (a)	$66.2	$62.8	$65.2	$ 62.5

Net interest income divided by average loans	8.5%	8.1%	8.1%	7.9%
Net interest yield on Card Member loans (a)	9.3%	9.4%	9.3%	9.3%

(a)

Adjusted average loans, adjusted net interest income, and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

For information about our reportable operating segments, refer to the Business Segment Results Overview beginning on page 25 of our Annual Report on Form 10-K for the year ended December 31, 2013.

U.S. Card Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(Millions, except percentages)	2014	2013	Change 2014 vs. 2013		2014	2013	Change 2014 vs. 2013
Revenues
Discount revenue, net card fees and other	$3,214	$3,050	$164	5%	$9,453	$8,991	$462	5%

Interest income	1,465	1,408	57	4	4,296	4,148	148	4
Interest expense	152	172	(20)	(12)	455	532	(77)	(14)

Net interest income	1,313	1,236	77	6	3,841	3,616	225	6

Total revenues net of interest expense	4,527	4,286	241	6	13,294	12,607	687	5
Provisions for losses	316	285	31	11	997	931	66	7

Total revenues net of interest expense after provisions for losses	4,211	4,001	210	5	12,297	11,676	621	5

Expenses
Marketing, promotion, rewards,
Card Member services and other	1,790	1,756	34	2	5,237	5,036	201	4
Salaries and employee benefits and other operating expenses	1,010	988	22	2	3,043	2,938	105	4

Total expenses	2,800	2,744	56	2	8,280	7,974	306	4

Pretax segment income	1,411	1,257	154	12	4,017	3,702	315	9
Income tax provision	522	475	47	10	1,482	1,373	109	8

Segment income	$889	$782	$107	14%	$2,535	$2,329	$206	9%

Effective tax rate	37.0%	37.8%			36.9%	37.1%

USCS issues a wide range of card products and services to consumers and small businesses in the U.S., and provides consumer travel services to Card Members and other consumers.

Discount revenue, net card fees and Other revenues increased $164 million or 5 percent and $462 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher discount revenue, resulting from billed business growth, partially offset by a decrease in the average discount rate and higher cash rebate rewards. Billed business increased 9 percent and 8 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting 5 percent and 4 percent increases in average spending per proprietary basic card for the three and nine month periods, respectively, and 4 percent higher cards-in-force.

Interest income increased $57 million or 4 percent and $148 million or 4 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher average Card Member loans, partially offset by higher Card Member reimbursements.

Interest expense decreased $20 million or 12 percent and $77 million or 14 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, due to lower funding costs.

Provisions for losses increased $31 million or 11 percent and $66 million or 7 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to a larger reserve release in the prior year, partially offset by the benefit of lower net write-offs for Card Member loans due to improved credit performance.

Marketing, promotion, rewards, Card Member services and other expenses increased $34 million or 2 percent and $201 million or 4 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting higher Card Member rewards. Card Member rewards expense increased $50 million and $185 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases reflected higher co-brand expense, which increased approximately $16 million and $103 million for the three and nine month periods, respectively, primarily reflecting higher spending volumes, and increased Membership Rewards expense of $34 million and $82 million for the same periods, both of which were partially offset by a change in estimate of certain rewards-related reserves. The increases in Membership Rewards expense were primarily due to higher new points earned partially offset by slower growth in the URR and favorable changes in the WAC assumptions, as compared to the same periods in the prior year.

Salaries and employee benefits and other operating expenses increased $22 million or 2 percent and $105 million or 4 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily related to higher card-related fraud losses. The nine month period also reflected a change in the estimated value of certain investments in our Community Reinvestment Act portfolio and higher restructuring charges compared to the prior year.

Table 11: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2014 vs. 2013	As of or for the Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages and where indicated)	2014	2013		2014	2013
Card billed business (billions)	$136.2	$124.6	9%	$397.0	$366.9	8%
Total cards-in-force	45.2	43.4	4	45.2	43.4	4
Basic cards-in-force	33.7	32.2	5	33.7	32.2	5
Average basic Card Member spending (dollars) *	$4,069	$3,882	5	$12,008	$11,547	4
U.S. Consumer Travel:
Travel sales	$956	$900	6	$2,957	$3,102	(5)
Travel commissions and fees/sales	7.4%	7.9%		7.1%	7.0%
Total segment assets (billions)	$103.3	$95.2	9	$103.3	$95.2	9
Segment capital	$9,909	$9,118	9	$9,909	$9,118	9
Return on average segment capital (a)	35.5%	30.8%		35.5%	30.8%
Return on average tangible segment capital (a)	36.6%	32.0%		36.6%	32.0%

Card Member receivables:
Total receivables (billions)	$21.3	$20.3	5	$21.3	$20.3	5
Net write-off rate – principal only (b)	1.5%	1.4%		1.7%	1.8%
Net write-off rate – principal and fees (b)	1.7%	1.6%		1.9%	1.9%
30 days past due as a % of total	1.6%	1.7%		1.6%	1.7%

Card Member loans:
Total loans (billions)	$58.0	$54.5	6%	$58.0	$54.5	6%
Net write-off rate – principal only (b)	1.4%	1.7%		1.6%	1.9%
Net write-off rate – principal, interest and fees (b)	1.6%	1.9%		1.8%	2.1%
30 days past due loans as a % of total	1.0%	1.1%		1.0%	1.1%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,313	$1,236		$3,841	$3,616
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	39	45		118	139
Interest income not attributable to the Company’s Card Member loan portfolio	(3)	(3)		(8)	(7)

Adjusted net interest income (c)	$1,349	$1,278		$3,951	$3,748

Average loans (billions)	$58.0	$54.7		$57.0	$54.2
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans (billions)	—	—		—	—

Adjusted average loans (billions) (c)	$58.0	$54.7		$57.0	$54.2

Net interest income divided by average loans	9.1%	9.0%		9.0%	8.9%
Net interest yield on Card Member loans (c)	9.2%	9.3%		9.3%	9.2%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.4 billion and $2.8 billion for the twelve months ended September 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($9.6 billion and $8.9 billion for both the three months ended September 30, 2014 and 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $299 million and $345 million as of September 30, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to footnote (e) within Table 8.

(c)

Adjusted net interest income, adjusted average loans, and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provide a measure of profitability of our Card Member loan portfolio.

International Card Services

Table 12: ICS Selected Income Statement Data

	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages)	2014	2013			2014	2013
Revenues
Discount revenue, net card fees and other	$1,206	$1,161	$45	4%	$3,571	$3,415	$156	5%

Interest income	273	281	(8)	(3)	825	830	(5)	(1)
Interest expense	85	86	(1)	(1)	259	273	(14)	(5)

Net interest income	188	195	(7)	(4)	566	557	9	2

Total revenues net of interest expense	1,394	1,356	38	3	4,137	3,972	165	4
Provisions for losses	98	96	2	2	275	278	(3)	(1)

Total revenues net of interest expense after provisions for losses	1,296	1,260	36	3	3,862	3,694	168	5

Expenses
Marketing, promotion, rewards, Card Member services and other	532	498	34	7	1,605	1,428	177	12
Salaries and employee benefits and other operating expenses	588	576	12	2	1,809	1,731	78	5

Total expenses	1,120	1,074	46	4	3,414	3,159	255	8

Pretax segment income	176	186	(10)	(5)	448	535	(87)	(16)
Income tax provision	34	44	(10)	(23)	70	7	63	#

Segment income	$142	$142	$—	— %	$378	$528	$(150)	(28)%

Effective tax rate	19.3%	23.7%			15.6%	1.3%

#	Denotes a variance greater than 100 percent

ICS issues proprietary consumer and small business cards outside the U.S. and operates a coalition loyalty business in various countries.

Discount revenue, net card fees and Other revenues increased $45 million or 4 percent and $156 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by Loyalty Partner-related fees, higher discount revenue and an increase in net card fees. Billed business increased 4 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting an increase in basic cards-in-force. Refer to Tables 6 and 7 for additional information on billed business by region.

Interest income decreased $8 million or 3 percent and $5 million or 1 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The decrease in the three month period was primarily driven by higher Card Member reimbursements and a slightly lower net interest yield. The decrease in the nine month period was primarily driven by lower average loan balances.

Interest expense decreased $1 million or 1 percent and $14 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by lower funding costs.

Provisions for losses increased $2 million or 2 percent and decreased $3 million or 1 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Refer to Table 13 for the lending and charge card write-off rates for 2014 and 2013.

Marketing, promotion, rewards, Card Member services and other expenses increased $34 million or 7 percent and $177 million or 12 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher Card Member rewards expense, reflecting higher spending volumes, and higher marketing and promotion expense, related to the reinvestment, in the second quarter, of a significant portion of the gain from the business travel joint venture transaction in growth initiatives. Card Member rewards expense in the nine month period included a charge related to enhancements in the Membership Rewards URR estimation process for certain international countries. Excluding the impact of changes in foreign exchange rates, marketing and promotion, rewards, Card Member services and other expense increased 15 percent for the nine month period.2

Salaries and employee benefits and other operating expenses increased $12 million or 2 percent and $78 million or 5 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase in the three month period is primarily driven by a prior year net benefit related to the sale of real estate, partially offset by lower salary and benefits expense in the current period. The increase in the nine month period is primarily driven by a second quarter restructuring charge and a Canadian value-added tax benefit in the prior year.

The effective tax rate in all periods reflected the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the U.S., which is allocated to ICS under our internal tax allocation process. The effective tax rate for the nine months ended September 30, 2013 also reflected the allocated share of tax benefits related to the resolution of certain prior years’ tax items, and an additional benefit due to the renewal by the U.S. Congress of the active financing legislation on January 2, 2013. The effective tax rate in each of the periods reflected the impact of recurring permanent tax benefits on varying levels of pretax income.

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

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2014 vs. 2013	As of or for the Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages and where indicated)	2014	2013		2014	2013
Card billed business (billions)	$33.9	$32.5	4%	$99.9	$96.2	4%
Total cards-in-force	15.8	15.5	2	15.8	15.5	2
Basic cards-in-force	10.9	10.6	3	10.9	10.6	3
Average basic Card Member spending (dollars) *	$3,100	$3,076	1	$9,185	$9,094	1
International Consumer Travel:
Travel sales	$362	$359	1	$1,069	$1,053	2
Travel commissions and fees/sales	6.9%	7.0%		6.6%	6.8%
Total segment assets (billions)	$31.1	$30.4	2	$31.1	$30.4	2
Segment capital	$2,974	$3,065	(3)	$2,974	$3,065	(3)
Return on average segment capital (a)	15.8%	20.8%		15.8%	20.8%
Return on average tangible segment capital (a)	28.9%	39.1%		28.9%	39.1%

Card Member receivables:
Total receivables (billions)	$7.3	$7.2	1	$7.3	$7.2	1
Net write-off rate – principal only (c)	1.9%	(b )		2.0%	(b )
Net write-off rate – principal and fees (c)	2.1%	(b )		2.1%	(b )
30 days past due loans as a % of total	1.4%	(b )		1.4%	(b )
90 days past billing as a % of total	(b )	1.1%		(b )	1.1%
Net loss ratio (as a % of charge volume)	(b )	0.21%		(b )	0.20%

Card Member loans:
Total loans (billions)	$8.0	$8.4	(5)%	$8.0	$8.4	(5)%
Net write-off rate – principal only (c)	1.9%	1.9%		2.0%	1.9%
Net write-off rate – principal, interest and fees (c)	2.4%	2.4%		2.4%	2.3%
30 days past due loans as a % of total	1.6%	1.5%		1.6%	1.5%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$188	$195		$566	$557
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	24	23		63	72
Interest income not attributable to the Company’s Card Member loan portfolio	(10)	(6)		(30)	(18)

Adjusted net interest income (d)	$202	$212		$599	$611

Average loans (billions)	$8.3	$8.3		$8.3	$8.5
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.2)		(0.2)	(0.2)

Adjusted average loans (billions) (d)	$8.1	$8.1		$8.1	$8.3

Net interest income divided by average loans	9.1%	9.3%		9.1%	8.7%
Net interest yield on Card Member loans (d)	9.9%	10.4%		9.9%	9.8%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($0.5 billion and $0.6 billion for the twelve months ended September 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.0 billion for both the twelve months ended September 30, 2014 and 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.4 billion for both the twelve months ended September 30, 2014 and 2013. We believe that return on average tangible segment capital is a useful measure of the profitability of our business.

(b)

Historically, due to system constraints, net loss ratio as a % of charge volume and 90 days past billing as a % of receivables were presented. Beginning in first quarter 2014, as a result of system enhancements, net write-off rate – principal only, net write-off rate – principal and fees and 30 days past due as a % of total will be presented.

(c)	Refer to footnote (e) within Table 8.

(d)

Adjusted net interest income, adjusted average loans and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provide a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages)	2014	2013			2014	2013
Revenues
Discount revenue, net card fees and other	$957	$1,277	$(320)	(25)%	$3,538	$3,787	$(249)	(7)%

Interest income	4	3	1	33	11	9	2	22
Interest expense	61	59	2	3	186	181	5	3

Net interest income	(57)	(56)	1	2	(175)	(172)	3	2

Total revenues net of interest expense	900	1,221	(321)	(26)	3,363	3,615	(252)	(7)
Provisions for losses	49	29	20	69	130	93	37	40

Total revenues net of interest expense after provisions for losses	851	1,192	(341)	(29)	3,233	3,522	(289)	(8)

Expenses
Marketing, promotion, rewards, Card Member services and other	161	148	13	9	504	442	62	14
Salaries and employee benefits and other operating expenses	381	703	(322)	(46)	1,270	2,123	(853)	(40)

Total expenses	542	851	(309)	(36)	1,774	2,565	(791)	(31)

Pretax segment income	309	341	(32)	(9)	1,459	957	502	52
Income tax provision	105	80	25	31	510	279	231	83

Segment income	$204	$261	$(57)	(22)%	$949	$678	$271	40%

Effective tax rate	34.0%	23.5%			35.0%	29.2%

GCS offers global corporate payment services to large and mid-sized companies. The Company’s business travel operations, which had been reflected in GCS, were deconsolidated effective June 30, 2014 in connection with the GBT JV transaction, discussed previously; therefore, there is a lack of comparability against periods prior to the deconsolidation. The Company’s proportional share of the GBT JV’s net income is now reported within other revenues.

Discount revenue, net card fees and other revenues decreased $320 million or 25 percent and $249 million or 7 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The decrease is primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods, partially offset by higher discount revenue resulting from an increased level of Card Member spending. Billed business increased 8 percent and 7 percent for the three and nine months ended September 30, 2014, respectively, primarily driven by a 9 percent and 7 percent increase in average spending per proprietary basic card for the three and nine months ended September 30, 2014, respectively. Billed business volume increased 10 percent and 8 percent within the U.S. for the three and nine month ended periods, respectively, while billed business volume outside the U.S. increased 3 percent and 4 percent for the three and nine months ended September 30, 2014, respectively.

Net interest expense decreased $1 million or 2 percent and $3 million or 2 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year.

Provisions for losses increased $20 million or 69 percent and $37 million or 40 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher net write-offs. Refer to Table 15 for the charge card net loss ratio as a percentage of charge volume. Excluding the impact of changes in foreign exchange rates, provisions for losses increased 75 percent for the three month period.3

Marketing, promotion, rewards, Card Member services and other expenses increased $13 million or 9 percent and $62 million or 14 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by higher rewards costs. The increase in the nine month period was also driven by the reinvestment, in the second quarter, of a significant portion of the gain from the business travel joint venture transaction in growth initiatives.

Salaries and employee benefits and other operating expenses decreased $322 million or 46 percent and $853 million or 40 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting the impact of the business travel joint venture transaction. The nine month period also reflected the net gain recognized as a result of the business travel joint venture transaction, partially offset by transaction-related costs and a restructuring charge, all of which occurred in the second quarter of 2014.

The effective tax rate for the three and nine months ended September 30, 2013 reflected the reversal of a valuation allowance related to deferred tax assets associated with certain of the Company’s non-U.S. business travel operations, as well as the allocated share of tax benefits related to the resolution of certain prior years’ tax items.

[3]	Refer to footnote 2 on page 48 relating to changes in foreign exchange rates.

Table 15: GCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2014 vs. 2013	As of or for the Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages and where indicated)	2014	2013		2014	2013
Card billed business (billions)	$46.5	$43.2	8%	$139.6	$130.4	7%
Total cards-in-force	6.9	7.1	(3)	6.9	7.1	(3)
Basic cards-in-force	6.9	7.1	(3)	6.9	7.1	(3)
Average basic Card Member spending (dollars) *	$6,691	$6,139	9	$19,905	$18,564	7
Total segment assets (billions)	$20.6	$20.5	—	$20.6	$20.5	—
Segment capital	$3,826	$3,606	6	$3,826	$3,606	6
Return on average segment capital (a)	30.3%	20.4%		30.3%	20.4%
Return on average tangible segment capital (a)	56.0%	39.9%		56.0%	39.9%
Card Member receivables:
Total receivables (billions)	$16.4	$15.9	3%	$16.4	$15.9	3%
90 days past billing as a % of total	0.8%	0.8%		0.8%	0.8%
Net loss ratio (as a % of charge volume)	0.09%	0.06%		0.09%	0.07%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.1 billion and $0.7 billion for the twelve months ended September 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.7 billion and $3.6 billion for the twelve months ended September 30, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.7 billion and $1.8 billion for the twelve months ended September 30, 2014 and 2013, respectively. We believe that return on average tangible segment capital is a useful measure of the profitability of our business.

Global Network & Merchant Services

Table 16: GNMS Selected Income Statement Data

	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
(Millions, except percentages)	2014	2013			2014	2013
Revenues
Discount revenue, net card fees and other	$1,368	$1,309	$59	5%	$4,027	$3,856	$171	4%

Interest income	14	8	6	75	35	23	12	52
Interest expense	(68)	(62)	(6)	10	(208)	(187)	(21)	11

Net interest income	82	70	12	17	243	210	33	16

Total revenues net of interest expense	1,450	1,379	71	5	4,270	4,066	204	5
Provisions for losses	24	13	11	85	58	53	5	9

Total revenues net of interest expense after provisions for losses	1,426	1,366	60	4	4,212	4,013	199	5

Expenses
Marketing, promotion, rewards, Card Member services and other	201	200	1	1	634	546	88	16
Salaries and employee benefits and other operating expenses	555	558	(3)	(1)	1,628	1,630	(2)	—

Total expenses	756	758	(2)	—	2,262	2,176	86	4

Pretax segment income	670	608	62	10	1,950	1,837	113	6
Income tax provision	243	217	26	12	707	661	46	7

Segment income	$427	$391	$36	9%	$1,243	$1,176	$67	6%

Effective tax rate	36.3%	35.7%			36.3%	36.0%

GNMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants and provides point-of-sale products, multi-channel marketing programs and capabilities, services and data, leveraging the Company’s global closed-loop network. It enters into partnership agreements with third-party card issuers and acquirers to license the American Express brand and extend the reach of the global network.

Discount revenue, net card fees and Other revenues increased $59 million or 5 percent and $171 million or 4 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases are primarily driven by higher merchant-related revenues, driven by a 9 percent and 8 percent increase in global card billed business for the three and nine months ended September 30, 2014, respectively, partially offset by a change in the mix of Card Member spending by industry and a decrease in the average discount rate.

Net interest income increased $12 million or 17 percent and $33 million or 16 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily driven by increased revenues from our Merchant Financing business. The interest expense credit relates to internal transfer pricing and funding rates, which resulted in a net benefit for GNMS due to its merchant payables. Excluding the impact of changes in foreign exchange rates, net interest income increased 24 percent for the three month period and 23 percent for the nine month period.4

Provisions for losses increased $11 million or 85 percent and $5 million or 9 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year, primarily reflecting higher merchant-related provision expenses.

Marketing, promotion, rewards, Card Member services and other expenses increased $1 million or 1 percent and $88 million or 16 percent for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The nine month period was primarily driven by the reinvestment, in the second quarter, of a significant portion of the gain from the business travel joint venture transaction in growth initiatives.

Salaries and employee benefits and other operating expenses decreased $3 million or 1 percent and $2 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year.

[4]	Refer to footnote 2 on page 48 relating to changes in foreign exchange rate.

Table 17: GNMS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2014 vs. 2013	As of or for the Nine Months Ended September 30,		Change 2014 vs. 2013

(Millions, except percentages and where indicated)	2014	2013		2014	2013
Global Worldwide Card billed business (billions)	$258.1	$236.2	9%	$754.3	$698.4	8%
Total segment assets (billions)	$18.2	$17.8	2	$18.2	$17.8	2
Segment capital	$1,981	$2,036	(3)	$1,981	$2,036	(3)
Return on average segment capital (a)	82.6%	73.4%		82.6%	73.4%
Return on average tangible segment capital (a)	91.3%	81.1%		91.3%	81.1%
Global Network Services:
Card billed business (billions)	$41.6	$35.9	16	$118.2	$104.9	13
Total cards-in-force	43.2	39.4	10%	43.2	39.4	10%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.6 billion and $1.5 billion for the twelve months ended September 30, 2014 and 2013, respectively) by (ii) one-year average segment capital ($2.0 billion and $2.1 billion for the twelve months ended September 30, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $0.2 billion for both the twelve months ended September 30, 2014 and 2013. We believe that return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and certain other businesses, including our EGG and other operations, are included in Corporate & Other.

Corporate & Other net expense decreased to $185 million and increased to $667 million for the three and nine months ended September 30, 2014, respectively, as compared to $210 million and $660 million for the three and nine months ended September 30, 2013, respectively. The decrease in the three month period was primarily driven by lower interest expense. The nine month period reflected a charitable contribution to the American Express Foundation combined with incremental investments in growth initiatives and a second quarter restructuring charge, partially offset by lower salary and benefits expense.

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

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of September 30, 2014.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2014 (a)	Ratios as of September 30, 2014
Risk-Based Capital
Common Equity Tier 1	4.0%
American Express Company		13.6%
American Express Centurion Bank		20.2
American Express Bank, FSB		15.2
Tier 1	5.5
American Express Company		13.6
American Express Centurion Bank		20.2
American Express Bank, FSB		15.2
Total	8.0
American Express Company		15.1
American Express Centurion Bank		21.4
American Express Bank, FSB		17.1
Tier 1 Leverage	4.0%
American Express Company		11.6
American Express Centurion Bank		18.8
American Express Bank, FSB		15.9
Common Equity to Risk-Weighted Assets
American Express Company		15.7
Tangible Common Equity to Risk-Weighted Assets (b)
American Express Company		12.8%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2014 for Advanced Approaches institutions.

(b)	Refer to page 57 for discussion on tangible common equity, a non-GAAP measure.

The transition provisions for 2014 under Basel III cause our reported capital ratios to be higher than they would have been under the prior regulatory standards, known as Basel I. Specifically, the Common Equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios would have been approximately 35 basis points lower under Basel I. The largest contributor to the difference is the way intangible assets are being treated and ultimately transitioned in over a 5-year period under Basel III.

The following provides definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, if applicable:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets under Basel I as of September 30, 2014 were $128.9 billion.

Common Equity Tier 1 Risk-Based Capital Ratio — The Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 capital, divided by risk-weighted assets. Common Equity Tier 1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax. Common Equity Tier 1 capital as of September 30, 2014 was $17.6 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of Common Equity Tier 1 capital, certain perpetual preferred stock (not applicable to us), and third-party non-controlling interests in consolidated subsidiaries. Tier 1 capital as of September 30, 2014 was $17.6 billion.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and a portion of the unrealized gains on equity securities, plus a $750 million subordinated hybrid security, for which we received approval from the Federal Reserve for treatment as Tier 2 capital. Tier 2 capital as of September 30, 2014 was $1.9 billion. The $750 million subordinated hybrid security does not meet the requirements of Tier 2 capital under Basel III, and is being transitioned out of capital beginning in 2014. As a result, the amount included in Tier 2 capital is $375 million. See “Fully Phased-in Basel III” section.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of September 30, 2014 were $151.6 billion.

The following provides a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $20.2 billion as of September 30, 2014, and tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $3.8 billion as of September 30, 2014. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

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

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. We estimate that had Basel III been fully phased-in during the nine months ended September 30, 2014, our reported Common Equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios would have been 12.9 percent and our reported Tier 1 leverage ratio would have been 11.1 percent. As of September 30, 2014, had the Basel III rules been fully phased-in, our supplementary leverage ratio would be 9.3 percent.5 These ratios are calculated using the Standardized Approach for determining risk-weighted assets.

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

The Basel capital standards establish minimum requirements for the Tier 1 risk-based capital ratios that are 1.5% higher than the minimum requirements for Common Equity Tier 1 risk-based capital ratios. This difference between Tier 1 capital, which includes common equity and qualifying preferred securities, and Common Equity Tier 1 is also present in the minimum capital requirements within Comprehensive Capital Analysis and Review (CCAR), beginning with the 2014 plan submissions. The Company’s 2014 CCAR capital plan thus included the issuance of Tier 1 eligible preferred shares, to finance a portion of the Tier 1 capital requirements in excess of common equity requirements. We anticipate that the issuance of amounts included in our capital plan will occur during the fourth quarter of 2014 and first quarter of 2015, subject to market conditions.

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

[5]

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

Table 19: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	September 30, 2014
Risk-Based Capital under Transitional Basel III	$ 17.6
Adjustments related to:
AOCI	(0.2)
Transition provisions for intangible assets	(0.6)
Deferred tax assets	(0.1)
Other	0.1

Estimated Common Equity Tier 1 and Tier 1 Risk-based Capital under Fully Phased-in Basel III	$ 16.8

Fully Phased-in Basel III Risk-Weighted Assets — The Fully Phased-in Basel III risk-weighted assets reflect our Basel I risk-weighted assets, adjusted under Fully Phased-in Basel III rules. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. The Fully Phased-in Basel III risk-weighted assets as of September 30, 2014 were estimated to be $130.1 billion.

Fully Phased-in Basel III Tier 1 Leverage Ratio — The Fully Phased-in Basel III Tier 1 leverage ratio is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total consolidated assets.

Basel III Supplementary Leverage Ratio — The supplementary leverage ratio under Fully Phased-in Basel III rules is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our total assets for supplementary leverage capital purposes under Basel III. Total assets for supplementary leverage capital purposes reflect total consolidated assets with adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for supplementary leverage capital purposes as of September 30, 2014 were estimated to be $179.9 billion.

Share Repurchases and Dividends

We have a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three and nine months ended September 30, 2014, we returned $1.4 billion and $4.0 billion, respectively, to our shareholders in the form of dividends ($0.3 billion and $0.8 billion, respectively) and share repurchases ($1.1 billion and $3.2 billion, respectively). We repurchased 13 million common shares at an average price of $88.49 in the third quarter of 2014. These dividend and share repurchase amounts represent approximately 89 percent and 83 percent of total capital generated during the three and nine month periods, respectively. These percentages for 2014 are significantly greater than the on average and over time target to distribute approximately 50 percent of the capital to shareholders as dividends or through the repurchases of common stock. These distribution percentages result from the strength of our capital ratios and the amount of capital we generate from net income and through employee stock plans in relation to the amount of capital required to support our organic business growth and through acquisitions. We are expecting to execute our share repurchase program, subject to market conditions and pursuant to our capital plan, which includes up to $1.15 billion in share repurchases for the remainder of 2014.

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

During the third quarter of 2014, we issued (i) $1.0 billion of Class A asset-backed securities from American Express Credit Account Master Trust (the Lending Trust) with a maturity of three years and a coupon of 1.26 percent, (ii) $1.5 billion of Class A asset-backed securities from the Lending Trust with a maturity of three years and a coupon of 1.49 percent, (iii) $1.9 billion of dual-tranche senior unsecured notes from American Express Credit Corporation (Credco) with a maturity of five years consisting of $1.5 billion of fixed-rate senior notes with a coupon of 2.25 percent and $400 million of floating-rate senior notes at 3-month LIBOR plus 49 basis points and (iv) $1.0 billion of dual-tranche senior unsecured notes from Credco with a maturity of three years consisting of $700 million of fixed-rate senior notes with a coupon of 1.55 percent and $300 million of floating-rate senior notes at 3-month LIBOR plus 30 basis points.

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

Table 20: Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS and rated operating subsidiaries (a)	Prime-1	A2	Stable

Moody’s	American Express Company	Prime-2	A3	Stable

S&P	TRS and rated operating subsidiaries (b)	A-2	A-	Stable

S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

(b)	S&P does not provide a rating for TRS short-term debt.

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

We held the following deposits as of September 30, 2014 and December 31, 2013:

Table 21: Customer Deposits

(Billions)	September 30, 2014	December 31, 2013
U.S. retail deposits:
Savings accounts — Direct	$26.2	$ 24.6
Certificates of deposit: (a)
Direct	0.4	0.5
Third-party	6.4	6.9
Sweep accounts — Third-party	8.9	8.9
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.1
Card Member credit balances—U.S. and non-U.S.	0.7	0.8

Total customer deposits	$42.7	$ 41.8

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 25.9 months and 1.65 percent, respectively, as of September 30, 2014.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the nine months ended September 30, 2014, no such triggering events occurred.

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

We incur and accept liquidity risk arising in the normal course of offering our products and services. The liquidity risks that we are exposed to can arise from a variety of sources, and thus our liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

•	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources available to meet obligations; and

•	Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including contingent liquidity exposures such as collateral requirements for derivative transactions.

•	Trade-offs between the risk of insufficient liquidity and our profitability are incorporated into the Internal Capital Adequacy Assessment Process.

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

As of September 30, 2014, we had $15.6 billion in excess cash and $0.1 billion of securities held as collateral available to fund long-term maturities, which includes $21.3 billion classified as cash and cash equivalents, less $5.7 billion of cash available to fund day-to-day operations. The $15.6 billion represents cash residing in the U.S.

The upcoming approximate maturities of our long-term unsecured debt issued in connection with asset-backed securitizations and long-term certificates of deposit are as follows:

Table 22: Debt Maturities

(Billions)	Debt Maturities

Quarter Ending:	Unsecured Debt		Asset-Backed Securitizations	Certificates of Deposit	Total
December 31, 2014	$2.1	(a)	$—	$1.0	$ 3.1
March 31, 2015	—		0.6	0.2	0.8
June 30, 2015	2.8		—	0.2	3.0
September 30, 2015	2.2		4.1	0.5	6.8

Total	$7.1		$4.7	$1.9	$ 13.7

(a)

Reflects the face amount of unsecured term debt; the long-term debt balance on the Company’s consolidated balance sheet includes capitalized leases of $0.1 billion and certain adjustments that are not included in this balance.

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

Securitized Borrowing Capacity

As of September 30, 2014, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2016, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2014, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.

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

We had approximately $52 billion as of September 30, 2014 in U.S. credit card loans and charge card receivables that could be sold over time through our existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained committed syndicated bank credit facilities as of September 30, 2014 of $7.0 billion through facilities in the U.S. and Australia. Our total committed bank credit facilities expire as follows:

Table 23: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)
2016	$ 2.2
2017	4.8

Total	$ 7.0

Cash Flows

The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.

Table 24: Cash Flows

For the nine months ended September 30, (Billions)	2014	2013
Total Cash provided by (used in):
Operating activities	$8.6	$ 8.2
Investing activities	(3.0)	(1.5)
Financing activities	(3.7)	(6.6)
Effect of exchange rates changes on cash and cash equivalents	(0.1)	(0.1)

Net increase in cash and cash equivalents	$1.8	$ —

Cash Flows from Operating Activities

Cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of various payments.

For the nine months ended September 30, 2014, net cash provided by operating activities was $8.6 billion as a result of net income of $4.4 billion adjusted by non cash items such as certain changes in provisions for losses, depreciation and amortization, deferred taxes, stock-based compensation and the pretax gain of $641 million related to the GBT JV transaction. The increase in accounts payable and other liabilities, which is a source of cash, was driven by higher discount business volumes and associated payables to merchants.

For the nine months ended September 30, 2013, net cash provided by operating activities was $8.2 billion as a result of net income of $4.1 billion adjusted by non cash items such as certain changes in provisions for losses, depreciation and amortization, deferred taxes and stock-based compensation. In addition, other sources of cash include an increase in accounts payable and other liabilities, driven by higher discount business volumes, as well as a decrease in Other assets due to the utilization of certain prepaid co-brand rewards points.

Cash Flows from Investing Activities

Our investing activities primarily include changes in Card Member loans and receivables and our available for sale investment portfolio.

For the nine months ended September 30, 2014, net cash used in investing activities was $3.0 billion consisting of a net increase in Card Member receivables, primarily driven by increases in Card Member spend, as well as purchases of premises and equipment, net of sales.

For the nine months ended September 30, 2013, net cash used in investing activities was $1.5 billion consisting of a net increase in Card Member receivables, driven by higher Card Member spend, as well as purchases of premises and equipment, net of sales. This was partially offset by a net decrease in Card Member loans resulting from higher pay downs.

Cash Flows from Financing Activities

Our financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the nine months ended September 30, 2014, net cash used in financing activities was $3.7 billion driven by $3.2 billion in repurchases of American Express common shares as well as a $0.9 billion net reduction in short- and long-term debt.

For the nine months ended September 30, 2013, net cash used in financing activities was $6.6 billion driven by a $5.6 billion net reduction in short- and long-term debt as well as $3.2 billion in repurchases of American Express common shares, partially offset by a net increase in customer deposits of $2.3 billion.

Certain Other Off-Balance Sheet Arrangements

As of September 30, 2014, we had approximately $278 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

To mitigate counterparty credit risk related to derivatives, the Company accepted noncash collateral in the form of security interests in U.S. Treasury securities from its derivatives counterparties with a fair value of $111 million as of September 30, 2014, none of which was sold or repledged.

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

Certain aspects of Dodd-Frank are subject to further rule making and will take effect over several years, making it difficult to anticipate the overall financial impact on us or across the industry.

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

Other Legislative and Regulatory Initiatives

Various countries in which we operate have been considering and in some cases adopting legislation and rules that would or do impose changes on certain practices of card issuers, merchant acquirers and payment networks including antitrust actions, legislation to regulate particular practices or prices and the establishment of broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators outside the U.S. have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four-party” payment networks, like Visa and MasterCard), as well as terms of merchant acceptance rules and contracts. Although, unlike the Visa and MasterCard networks, the American Express “three-party” payment network does not have interchange fees or collectively set any fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly. For example, the European Commission’s (the Commission) decision to make binding Visa Europe’s commitments to cap its cross-border credit card multilateral interchange fees to 30 basis points and change its rules on how cross-border interchange is applied could negatively impact the discount revenue we derive from our business in the European Union (EU) as a result of downward marketplace pressure on merchant fees, including our discount rates. Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

In January 2012, the Commission published a Green Paper (a document to begin a process of consultation toward potential regulation) covering a range of issues affecting the payments industry. The Commission completed the consultation process and on July 24, 2013, issued its recommendations, which included draft legislation now under consideration within the Council of the European Union and the European Parliament. The Commission’s recommendations included a number of proposals that would likely have significant impact across the industry and would apply either in whole or in part to American Express. The proposed changes include:

•

Price caps — The Commission proposed capping interchange fees at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards. Although American Express does not have interchange fees, as four-party networks such as Visa and MasterCard have, the caps would be deemed to apply to elements of the financial arrangements agreed between American Express and each GNS partner in the EU. The discount rates American Express agrees with merchants would not be capped, but the interchange caps could exert downward pressures on merchant fees across the industry, including American Express discount rates. The Commission proposed to exclude commercial card transactions generally from the scope of these caps.

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

In certain countries, such as Australia, and in certain Member States in the EU, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, could have a material adverse effect on us if it becomes widespread. The Reserve Bank of Australia allows us and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” In the EU, the Consumer Rights Directive prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance in those Member States that permit surcharging.

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

Travel sales — Represents the total dollar amount of travel transaction volume for airline, hotel, car rental, and other travel arrangements made for consumers and small businesses. We earn revenue on these transactions by charging a transaction or management fee.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

the ability to hold annual operating expense growth to less than 3 percent during 2014, which will depend in part on unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, the payment of monetary damages and penalties, disgorgement and restitution, our decision to increase or decrease discretionary operating expenses depending on overall business performance, our ability to achieve the expected benefits of our reengineering plans, our ability to balance expense control and investments in the business, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and reclassifications, and the level of acquisition activity and expenses;

•

the actual amount to be spent by us on investments in the business during the fourth quarter 2014 and the actual amount of any potential gain arising from the proposed acquisition, by SAP, of Concur Technologies we decide to invest in business building activities and initiatives designed to improve operating efficiencies, which will be based in part on the likelihood and timing of the closing of the proposed Concur acquisition, the magnitude of any gain we recognize as a result of the Concur acquisition, which will depend on the ultimate purchase price paid by SAP, management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities, our ability to develop and implement technology and other resources to realize efficiencies and the ability to control operating, infrastructure and rewards expenses as business expands or changes, including the changing behavior of Card Members;

•

changes affecting our ability or desire to repurchase up to $1.15 billion of our common shares for the remainder of 2014, such as acquisitions, results of operations, capital needs and the amount of shares issued by us to employees upon the exercise of options, among other factors, which will significantly impact the potential decrease in our capital ratios;

•

changes affecting our ability or desire to issue preferred shares during the fourth quarter of 2014 and the first quarter of 2015, such as actions by bank regulatory agencies, capital needs, any reduction in our credit ratings, which could materially increase the cost and other terms of preferred shares, and market conditions, among other factors;

•

the possibility that we will not fully execute on our plans for OptBlue, including increasing merchant acceptance and offsetting decreases in the average discount rate with higher spend volume, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers and the value proposition offered to small merchants;

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

•

litigation, such as class actions or proceedings brought by governmental and regulatory agencies (including the lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general), that could result in (i) the imposition of behavioral remedies against us or us voluntarily making certain changes to our business practices, the effects of which in either case could have a material adverse impact on our business; (ii) the imposition of substantial monetary damages and penalties, disgorgement and restitution; and/or (iii) damage to our global reputation and brand;

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

•

factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt our global network systems and ability to process transactions; and

•

the potential failure of the U.S. Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, which could increase our effective tax rate and have an adverse impact on net income.

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

For those legal proceedings and governmental examinations described in this section and in our Annual Report on Form 10-K for the year ended December 31, 2013, where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $350 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, refer to Note 15 to the Consolidated Financial Statements.

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

In December 2013, we announced a proposed settlement of the Marcus case and the putative class actions challenging our anti-steering or non-discrimination provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. The final approval hearing was held on September 17, 2014 and we are awaiting decision.

Trial of the DOJ matter concluded on August 18, 2014. Closing arguments were held on October 9, 2014 following submission of post-trial briefs. A trial date for the individual merchant actions has not been set. Defendants’ motion for summary judgment in the individual merchant actions is pending.

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

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint sought to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. On August 20, 2014, plaintiffs filed an amended nationwide complaint and an unopposed motion for preliminary approval of a settlement of the claims alleged in that complaint. The settlement provides for certain relief to class members, attorneys’ fees and costs of up to $6 million. On September 22, 2014, the motion for preliminary approval was denied without prejudice to renew. The parties are responding to the court’s questions regarding the class notice and claims processes and the request for preliminary approval will be renewed.

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia and later moved to federal court. Plaintiffs sought to certify a nationwide class of all American Express Card Members who received unilateral interest rate increases despite their accounts being in good standing. In 2013, two putative class actions, captioned Seldes v. American Express Centurion Bank and Manhattan Steamboat LLC v. American Express Bank, FSB, were filed by plaintiffs making allegations similar to those in Meeks and seeking to certify nationwide classes. These actions have been dismissed with prejudice.

In October 2012, a putative class action captioned Clarke v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York alleging that American Express Company, American Express Travel Related Services, Inc., American Express Centurion Bank and American Express Bank, FSB violated state consumer protection laws, state common law and federal statutory law in the marketing, selling and implementation of a credit card product known as “Account Protector.” The complaint seeks unspecified compensatory and punitive damages along with injunctive and declaratory relief. Plaintiffs have dismissed this action without prejudice.

International Matters

In a class action captioned Sylvan Adams v. Amex Bank of Canada, filed in the Superior Court of Quebec, District of Montreal in 2004, plaintiffs allege that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective Card Members. The action further alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class, consisting of all personal and small business Card Members residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. On June 11, 2009, following trial, the Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada and awarded damages in the amount of approximately CDN$13.1 million plus interest on the non-disclosure claims, and punitive damages in the amount of CDN$2.5 million. The Court of Appeal overturned the decision in part, with regard to the award of punitive damages. Amex Bank of Canada further appealed and that appeal was heard in the Supreme Court of Canada on February 13, 2014. On September 19, 2014, the Supreme Court denied the appeal.

In a class action captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal in 2003, against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada, plaintiffs alleges that conversion commissions made on foreign currency transactions are credit charges under the QCPA and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. On June 11, 2009, following trial, the Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada and awarded damages in the amount of approximately CDN$8.3 million plus interest on the QCPA and non-disclosure claims and punitive damages in the amount of CDN$25 per Card Member. The Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants and the plaintiffs appealed and that appeal was heard by the Supreme Court of Canada on February 13, 2014. On September 19, 2014, the Supreme Court of Canada denied the co-defendants’ appeal but granted plaintiffs’ appeal in part, partially restoring the trial court’s award against Amex Bank of Canada as well as the punitive damages award against all defendants.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (the Annual Report) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the Second Quarter Form 10-Q). There are no material changes from the risk factors set forth in the Annual Report, as supplemented and updated in the Second Quarter Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in the Annual Report and Second Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2014
Repurchase program (a)	415,000	89.06	415,000	83,970,493
Employee transactions (b)	26,292	94.57	N/A	N/A

August 1-31, 2014
Repurchase program (a)	5,448,871	88.13	5,448,871	78,521,622
Employee transactions (b)	50,054	93.33	N/A	N/A

September 1-30, 2014
Repurchase program (a)	7,094,622	88.74	7,094,622	71,427,000
Employee transactions (b)	6,599	89.89	N/A	N/A

Total
Repurchase program (a)	12,958,493	88.49	12,958,493	71,427,000
Employee transactions (b)	82,945	93.45	N/A	N/A

(a)

As of September 30, 2014, there were approximately 71 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

A travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the third quarter of 2014 it obtained 15 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY (Registrant)

Date: October 28, 2014	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: October 28, 2014	By	/s/ Linda Zukauckas
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