Form 10-K
period 2014-12-31
AMERICAN EXPRESS CO
filed 2015-02-24
CIK 4962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $99.1 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 13, 2015, there were 1,019,175,304 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of Registrant’s 2014 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 11, 2015.

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

Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations throughout the world.

We are principally engaged in businesses comprising four reportable operating segments: U.S. Card Services, International Card Services, Global Commercial Services and Global Network & Merchant Services, all of which are described below. Corporate functions and certain other businesses, including our Enterprise Growth Group and other operations, are included in Corporate & Other.

We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving alternative payment providers. As the payments industry continues to evolve, we are facing increasing competition from non-traditional players that leverage new technologies and customers’ existing accounts and relationships to create payment or other fee-based solutions. We are transforming our existing businesses and creating new products and services for the digital marketplace as we seek to enhance our customers’ digital experiences and develop platforms for online and mobile commerce.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations website on the internet at http://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). To access these materials, click on the “SEC Filings” link under the caption “Financial Information” on our Investor Relations homepage.

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

This report includes trademarks, such as American Express®, which are protected under applicable intellectual property laws and are the property of American Express Company or its subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

2014 Highlights

Our results for 2014 reflected higher spending by our Card Members, growth in average Card Member loans, credit quality indicators at or near historical lows and continued control over operating expenses, while our strong balance sheet allowed us to return a substantial amount of capital to our shareholders. In 2014, we exceeded $1 trillion in annual Card Member global spend on our network for the first time, with Card Member billed business increasing 7 percent annually over the prior year. Compared with 2013, we delivered:

•	Total revenues net of interest expense of $34.3 billion, up 4 percent from $33.0 billion

•	Net income of $5.9 billion, up 10 percent from $5.4 billion

•	Diluted earnings per share based on net income attributable to common shareholders of $5.56, up 14 percent from $4.88

•	Return on average equity of 29.1 percent, compared with 27.8 percent

For a complete discussion of our 2014 financial results, including financial information regarding each of our reportable operating segments, see pages 18-124 of our 2014 Annual Report to Shareholders, which is incorporated herein by reference. For a discussion of our principal sources of revenue, see pages 76-77 of our 2014 Annual Report to Shareholders. For a discussion of our current business environment and outlook, which describes certain challenges we face going forward, see pages 20-21 of our 2014 Annual Report to Shareholders.

Products and Services

Our range of products and services includes:

•	Charge and credit card products

•	Expense management products and services

•	Travel-related services

•	Stored value/prepaid products

•	Network services

•	Merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants

•	Fee services, including fraud prevention services and the design of customized customer loyalty and rewards programs

Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising. Business travel-related services are offered through American Express Global Business Travel (“GBT JV”), a non-consolidated joint venture. Until June 30, 2014, the business travel operations were wholly owned.

Our products and services generate the following types of revenue:

•	Discount revenue, our largest revenue source, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on our network

•	Net card fees, which represent revenue earned from annual card membership fees

•

Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions (business travel commissions and fees included through June 30, 2014)

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees and assessments, Loyalty Partner-related fees and other service fees

•

Other revenue, which represents revenues arising from contracts with partners of our Global Network Services (“GNS”) business (including commissions and signing fees), insurance premiums earned from Card Member travel and other insurance programs, prepaid card-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees

•	Interest on loans, which principally represents interest income earned on outstanding balances

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network (collectively, “Cards”). American Express® Cards permit Card Members to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. At December 31, 2014, we had total worldwide Cards-in-force of 112.2 million (including Cards issued by third parties). In 2014, our worldwide billed business (spending on American Express Cards, including Cards issued by third parties) was $1,022.8 billion.

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

Competitive Advantages of Our Closed-Loop Network and Spend-Centric Model

We believe our “closed-loop” network and “spend-centric” business model continue to be competitive advantages by giving us the ability to provide differentiated value to Card Members, merchants and our Card-issuing partners.

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a “closed loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the Card transaction. We maintain direct relationships with both our Card Members (as a card issuer) and merchants (as an acquirer), and we handle all key aspects of those relationships. Through contractual relationships, we also obtain closed-loop data from merchant acquirers and processors with whom we do business. This “closed loop” allows us to analyze information on Card Member spending and build algorithms and other analytical tools that enable us to provide targeted marketing and other information services for merchants and special offers and services to Card Members through a variety of channels, while at the same time respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements.

Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees. Spending on our Cards, which is higher on average on a per-card basis versus our competitors, offers greater value to merchants in the form of loyal customers and higher sales. This enables us to earn discount revenue that allows us to invest in value-added services for merchants and Card Members. Because of the revenues generated from having higher-spending Card Members, we have the flexibility to invest in attractive rewards and other benefits to Card Members, as well as targeted marketing and other programs and investments for merchants, all of which in turn create incentives for Card Members to spend more on their Cards. The significant investments we make in rewards and other compelling value propositions for Card Members incent Card usage at merchants and Card Member loyalty.

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

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants and leverages our closed-loop network to offer multi-channel marketing programs and capabilities, services, and reporting and analytical data to our merchants around the world. It enters into agreements with third-party card issuers and acquirers to license the American Express brand and extend the reach of the global network.

The majority of Cards bearing our logo are issued by our principal operating subsidiary, TRS, by the Company’s U.S. banking subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and by other operating and banking subsidiaries outside the United States. In addition, our GNS business establishes and maintains relationships with banks and other institutions around the world that issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is a key part of our strategy of broadening the Card Member and merchant base for our network worldwide. Cards bearing our logo are accepted at all merchant locations worldwide that accept American Express-branded Cards and, depending on the product, are generally accepted at ATM locations worldwide that accept Cards.

Our Global Merchant Services (“GMS”) business provides us with access to transaction and merchant data through our closed-loop network, which encompasses relationships with Card Members, merchants and merchant acquirers and processors. This capability helps us acquire new merchants, deepen relationships with existing merchants, process transactions, and provide targeted marketing, analytics and other value-added services to merchants on our network. In addition, it allows us to analyze trends and spending patterns among various segments of our customer base.

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards and, in some countries, act as merchant acquirers on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Card Member and merchant bases for our network worldwide. This strategy also enables us to enhance our presence in countries where we already do business and expand our presence into new geographic areas at economic scale and cost levels that would be difficult for us to achieve on our own. The GNS business has established 159 Card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 136 countries. In assessing whether we should pursue a proprietary or GNS strategy in a given country, or some combination thereof, we consider a wide range of country-specific factors, including the stability and attractiveness of financial returns, the size of the potential Card Member base, the strength of available marketing and credit data, the size of cobrand opportunities and how we can best create strong merchant value. For a discussion of our proprietary Card-issuing business, see “U.S. Card Services” and “International Card Services” below.

In 2014, GNS signed five new partners to issue Cards and/or acquire merchants on the American Express network, including a new card-issuing partnership with BBVA in the United States, new card-issuing and merchant acquiring partnerships with Santander in Mexico and Dashen Bank in Ethiopia, among others. GNS also supported existing partners in launching approximately 80 new products during 2014, with the total number of American Express-branded GNS partner products standing at over 1,300.

New products launched in 2014 include the U.S. Bank FlexPerks® Select+ American Express® Card and the Wells Fargo Propel World American Express® Card in the United States, the Barclaycard Cashback American Express® Card in the United Kingdom, the Santander American Express® Card in Mexico, the China Minsheng Banking Corp American Express® Multi Currency Platinum Credit Card in China, and the Equity Bank American Express® Gold Card in Kenya.

GNS focuses on partnering with select third-party banks and other institutions to issue Cards accepted on our global network and/or acquire merchants on our network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products that are relevant and attractive to their customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.**

With over 1,300 different Card products launched on our network so far by our partners, GNS strengthens our brand visibility around the world, drives more transaction volume onto our merchant network and increases the number of merchants choosing to accept the American Express Card. GNS enables us to expand our network’s global presence generally without assuming additional Card Member credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases to whom they can target American Express-branded Cards, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 20 percent, totaling over 44 million Cards at the end of 2014. Outside the United States, approximately 80 percent of new Cards issued in 2014 were Cards issued by GNS partners. Spending on GNS Cards has grown at a compound annual rate of 23 percent since 1999, with spending on these Cards at $161 billion in 2014, up 12 percent from a year ago.

GNS Arrangements

Although the structures and details of each of the GNS arrangements vary, all of them generate revenues for us from the Card transaction volumes they drive on the American Express network. Gross revenues we receive per dollar spent on a Card issued by a GNS partner are generally lower than those from our proprietary Card-issuing business. However, because the GNS partner is responsible for most of the operating costs and risk of its Card-issuing business, our operating expenses and credit losses are generally lower than those in our proprietary Card-issuing business. The GNS business model generates an attractive earnings stream and risk profile that requires a lower level of capital support. The return on equity in our GNS business can thus be significantly higher than that of our proprietary Card-issuing business. In addition, since the majority of GNS costs are fixed, the business is scalable. GNS partners benefit from their association with the American Express brand and their

**

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

Independent Operator Arrangements. The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2014, we had 69 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in countries in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the country, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO partners are licensed to issue local currency Cards in their countries, including the American Express classic Green, Gold, Platinum and Centurion Cards. In addition, most of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, commissions on Card Member billings, foreign exchange conversion revenue, commissions on charge volume at merchants, share of discount revenue and, in some partnerships, commissions on net spread revenue or commissions on Cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Card Member and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

We bear the credit risk arising from the IO partner’s potential failure to meet its settlement obligations to us. This exposure arises when their Card Members make purchases at merchants on the American Express network or use the Card for cash advances at ATMs and we submit such transactions to the IO partner for settlement. We mitigate this risk by partnering with institutions we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an IO partner’s credit rating and other indicators of financial health, we may require an IO partner to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of countries where we have entered into IO arrangements include Brazil, Colombia, Croatia, Indonesia, Malaysia, Peru, Portugal, Russia, South Africa, South Korea, Turkey and Vietnam. Through our IO partnerships, we believe we can accelerate growth in Card Member spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements. The second type of GNS arrangement is known as a network Card license (“NCL”). At the end of 2014, we had 86 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain share in countries in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Card Members, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Card Members), subject to meeting certain standards. We (or an IO partner) operate the merchant network, route and process Card transactions from the merchant’s point of sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in Australia, Japan, the United Kingdom and the United States.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Card Member spending, commissions, currency conversions and licensing fees paid by the NCL issuer and fees charged to the NCL issuer based on charge volume, plus our provision of value-added services such as Card Member insurance products and other Card features and benefits for the NCL issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Card Member fraud risks, and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL issuer’s potential failure to meet its settlement obligations to us. This exposure arises when their Card Members make purchases at merchants on the American Express network or use the Card for cash advances at ATMs and we submit such transactions to the NCL partner for settlement. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an NCL issuer’s credit rating and other indicators of financial health, we may require an NCL issuer to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Wells Fargo and U.S. Bank in the United States, Lloyds Bank in the United Kingdom, Credit Saison in Japan and Westpac Banking Corporation in Australia.

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

Global Merchant Services

Our GMS business builds and maintains relationships with merchants and merchant acquirers and processors, processes Card transactions and settles with merchants that choose to accept Cards for Card purchases. We sign merchants to accept Cards and provide marketing information and other programs and services to merchants, leveraging the capabilities provided by our closed-loop network. We also offer support for Card acceptance, fraud prevention and other value-added services.

Our objective is for Card Members to be able to use the Card wherever and however they desire, and to increase merchant acceptance in key geographic areas, industries and businesses that have not traditionally accepted the Card. We add new merchants to our network through a number of sales channels: an in-house sales force; third-party sales and service agents; third-party acquirers; aggregators; strategic alliances with banks and processors; the internet; telemarketing; and inbound “Want to Honor” calls (i.e., where merchants desiring to accept the Card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

With our direct and inbound channels, we acquire the merchant, own the contract, agree with the merchant on the discount rate and provide all servicing. Since 1995, we have worked with third-party acquirers to acquire small- and medium-sized merchants using several different models. External sales agents, for example, acquire the merchant on our behalf, while we retain the Card acceptance agreement with participating merchants, agree on the discount rate and handle servicing. In 2007, we established the American Express OnePoint® program in the United States through which third-party acquirers identify potential new merchants and provide payment processing services to merchants on our behalf for Card transactions, while we retain the Card acceptance agreement and agree on the discount rate. We have a similar arrangement in Spain. In 2014, we launched a new merchant-acquiring program, OptBlue, in order to expand Card acceptance by U.S. small merchants that have a projected American Express charge volume of less than $1 million per year. In the OptBlue® program, third-party acquirers or processors contract directly with merchants for Card acceptance and determine merchant pricing. The OptBlue program provides an alternative for eligible small merchants who may prefer to deal with one acquirer for all their card acceptance needs. OptBlue acquirers provide relevant merchant data back to us so we can maintain our closed loop of transaction data.

GMS continues to expand the number of merchants that accept our Cards as well as the kinds of businesses that accept the Card in order to address Card Member needs. Over the last several years, we have continued our efforts to bring Card acceptance to industries where cash or checks are the predominant form of payment and have focused on increasing the use of our Cards for everyday, online and business-to-business spending. In 2001, 40 percent of our U.S. billings came from the travel and entertainment sectors and 60 percent came from retail and other sectors. In 2014, only 25 percent of U.S. billings came from the travel and entertainment sectors. This shift resulted, in part, from the growth, over time, in the types of merchants that began to accept payment cards in response to consumers’ increased desire to use these cards for more of their purchases, our focus on expanding Card acceptance to meet Card Members’ needs, and increased competition for travel and entertainment sector spending.

Globally, acceptance of general-purpose cards continues to increase. As in prior years, during 2014, we continued to grow merchant acceptance of Cards around the world and refine our approach to calculating merchant coverage in accordance with changes in the marketplace. We estimate that, as of the end of 2014, our merchant network in the United States accommodated more than 90 percent of our Card Members’ general-purpose card spending. Our international spend coverage is more limited, although we continue to expand our merchant network in locations outside the United States. We estimate that our international merchant network as a whole accommodated approximately 80 percent of our Card Members’ general-purpose card spending. These percentages are based on comparing our Card Members’ current spending on our network with our estimate of what our Card Members would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

Discount Revenue

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount, or discount rate, is a fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the charge amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which in turn submits the transactions to the appropriate Card issuer. When a Card Member presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us. We may also charge additional fees to merchants, such as a variable fee for “non-swiped” Card transactions or for transactions using Cards issued outside the United States and used at merchants located in the United States.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the GNS Card issuer, which in turn receives an issuer rate that is individually negotiated between the issuer and us (i.e., the amount the GNS Card issuer receives for a transaction on our network with a Card they issue – usually expressed as a percentage of the charge amount). The difference between the discount revenue received by us from the merchant (which is directly agreed between a merchant and us and is not based on the issuer rate) and the issuer rate received by the GNS Card issuer generates a return to us. In cases where American Express is the Card issuer and the merchant acquirer is a third party (which can be the case in a country in which the IO is the local merchant acquirer or in the United States under our OptBlue program with certain third-party merchant acquirers), we receive a network rate in our settlement with the merchant acquirer, which is individually negotiated between us and the merchant acquirer and is recorded by us as discount revenue. In contrast with networks such as those operated by Visa Inc. (“Visa”) and MasterCard International, Inc. (“MasterCard”), there are no collectively set interchange rates on the American Express network, issuer rates do not serve as a basis for merchant discount rates and no fees are agreed or due between third-party bank or financial institution participants on the network.

We work hard to persuade merchants to choose to accept our payment products in addition to those of our competitors. As such, we compete on our ability to innovate and deliver meaningful value to merchants to justify the cost of acceptance. The merchant discount we charge reflects the value we deliver to the merchant and the investments we make in providing that value. We deliver greater value to merchants as compared to our competitors in a variety of ways, including through higher spending by our Card Members relative to users of cards issued on competing card networks, our product and network features and functionality, our marketing expertise and programs, information services, fraud prevention services, our dedicated client management group, and other investments that enhance the merchant value propositions associated with acceptance of the Card.

The merchant discount varies with, among other factors, the industry in which the merchant does business, the merchant’s charge volume, the timing and method of payment to the merchant, the method of submission of charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (e.g., local or global) and the charge amount. In the United States and Canada, we charge a different discount rate for our prepaid cards. We may also charge a different discount rate for our corporate purchasing cards if the merchant meets certain requirements.

In recent years, we experienced some reduction in our global weighted average merchant discount rate. The average discount rate was 2.48 percent and 2.51 percent for 2014 and 2013, respectively. Over time, changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of the average discount rate. In addition, differentiated payment models from non-traditional players in the alternative payments space (such as PayPal and Square) could pose challenges to our traditional payment model and adversely impact our average discount rate or our ability to access transaction data through our closed-loop network.

While we believe merchants that accept our Cards understand our merchant discount pricing in relation to the value provided, we do encounter merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of the Card. Our Card Members value the ability to use their Cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand, subject to local legal requirements, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in the United States. We make efforts to limit Card suppression by focusing on acquiring merchants where Card Members want to use the Card; continuing to enhance the value we provide to merchants through marketing programs such as our Small Business Saturday® event targeted to encourage Card Members to shop at small merchants; addressing factors that influence merchant satisfaction; and providing earlier and more frequent communication of our value proposition. We have the right, when appropriate, to terminate Card acceptance agreements with merchants who seek to suppress the use of our Card products. We have a client management organization dedicated to growing our merchants’ businesses and finding ways to enhance the effectiveness of our relationships with these key business partners. Most importantly, we recognize that it is the merchant’s choice whether or not to accept American Express Cards and that all merchants have numerous options given the intense competition from other card networks with larger cardholder bases and from new and traditional forms of payment. Therefore, we dedicate substantial resources to delivering superior and differentiated value to attract and retain merchants on our network.

The U.S. Department of Justice (“DOJ”) and certain states’ attorneys general have brought an action against us alleging that the provisions in our Card acceptance agreements with merchants that prohibit merchants from discriminating against our Card products at the point of sale (“anti-steering” and “non-discrimination” contractual provisions) violate the U.S. antitrust laws. The complaint seeks a judgment permanently enjoining us from enforcing these contractual provisions. On February 19, 2015, the trial court found that the challenged provisions were anticompetitive and will now determine the scope of the remedy when it enters judgment in the case. We intend to vigorously pursue an appeal of the decision and judgment. An adverse final judgment against us could require us to change our merchant agreements in a way that could expose our Card products to increased steering, selective acceptance or other forms of discrimination at the point of sale that would impair our Card Members’ experience. For more detail on the case, see “Legal Proceedings” below, and for information on the potential impacts of an adverse decision on our business, see “Ongoing legal proceedings regarding our non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to our reputation and brand” in “Risk Factors” below.

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

In December 2013, we announced the proposed settlement of U.S. merchant class action lawsuits under which we would change our U.S. Card acceptance agreement provisions to permit merchants to surcharge American Express charge and credit Card transactions no more than the surcharge on other charge and credit cards or other forms of payment the merchant accepts, other than cash, checks, debit or prepaid cards or inter-bank transfers. While we continue to believe surcharging is not a customer-friendly practice, this proposed settlement provides merchants with additional flexibility, while protecting our Card Members against discriminatory treatment and fees. We will not be required to put these contract changes into effect any sooner than the date that the settlement agreement receives final approval, including any appeal period. For more detail on the proposed settlement, see “Legal Proceedings” below, and for information on the potential impacts of surcharging on our business, see “An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations” in “Risk Factors” below.

Enhancing Merchant Satisfaction

GMS is focused on understanding and addressing factors that influence merchant satisfaction, including developing and executing programs that increase Card usage at merchants, using technology resources and innovative marketing tools such as social media, and applying our closed-loop capabilities and deep marketing expertise. Our closed-loop network and other relationships allow us to analyze merchant data and information on Card Member spending. This enables us to offer a range of targeted marketing services, network capabilities and special offers for the benefit of merchants and Card Members through a variety of channels. At the same time, we protect the confidentiality of Card Member information in compliance with applicable privacy, data protection and information security laws, rules and regulations (hereinafter, “privacy, data protection and information security laws”), other applicable legal requirements and our internal policies. We also work closely with our Card-issuing and merchant-acquiring partners to maintain the information that supports key elements of this closed loop, providing value to Card Members and merchants.

In 2014, we continued to connect merchants and Card Members by launching amexoffers.com, a centralized portal that provides Card Members with merchant offers. Card Members can add these offers to their Card and redeem them for couponless savings, reflected as statement credits. Card Members can continue to access merchant offers via their online account and mobile app. Amex Offers can also help merchants attract new customers and generate repeat business by targeting relevant offers to Card Members.

We offer fraud prevention services to merchants for transactions on the American Express network, and our subsidiary, Accertify, Inc., which we acquired in 2010, is a leading provider of solutions that help merchants combat fraudulent online and other card-not-present transactions. Accertify provides a hosted software application that offers an extra level of security for transactions on any of the major payment networks, including American Express, Visa, MasterCard, Discover and PayPal, or using any other alternative payment method. Accertify also offers merchants the option to outsource their end-to-end fraud management process to Accertify and provides other value-added services.

We also offer Merchant Financing, a set of financing products that provides qualified merchants with access to a convenient, attractively priced source of financing for their business needs through their relationship with American Express. The financing offered is a commercial loan, which is repaid automatically through the merchant’s daily charge submissions and accompanied by low fixed fees.

We continue to focus our efforts in areas that make use and acceptance of the Card more secure and convenient for merchants and Card Members. We participate in standard-setting bodies, such as EMVCo and PCI Security Standards Council, LLC, designed to help drive secure and interoperable payments globally. Our goal is to make it easier for merchants to accept our Cards, for Card Members to have safe and seamless experiences at the point of sale, and for issuers and acquirers that have more than one network relationship to have uniform technology standards across their card products and platforms. These efforts are particularly important as emerging technologies enabled on contactless cards, mobile phones and new payment devices offer consumers new, convenient ways to pay for their purchases. During 2014, we broadened acceptance in the United Kingdom for American Express-branded contactless cards across the Transport for London transportation network. In the United States, we launched the American Express Token Service, which can be used by our card-issuing partners, as well as processors, acquirers and merchants who operate on the American Express network, to replace traditional card account numbers with unique “tokens.” We also made available globally network specifications for Host Card Emulation, which provides Card issuers with additional security options and solutions for enabling payments made with certain Near Field Communications-enabled mobile devices.

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

The principal competitive factors that affect the network and merchant service businesses include:

•	The number of cards-in-force and amount of spending on those cards

•	The quantity and quality of the establishments where the cards can be used

•	The economic attractiveness of the network to card issuers, cardholders and merchants

•	The success of marketing and promotional campaigns

•	Reputation and brand recognition

•

Innovation and investment in systems, technologies and product and service offerings, particularly in online and mobile commerce, including through partnerships with leading companies in the digital space

•	The quality of customer service

•	The payments industry expertise and capabilities that can be provided to partners in areas such as customer servicing, loyalty and data analytics

•	The security of cardholder and merchant information

•	The impact of court orders and litigation settlements, ongoing litigation, legislation and government regulation

As discussed above, on February 19, 2015, the trial court ruled in favor of the DOJ in a case challenging provisions in our Card acceptance agreements with merchants that prohibit merchants from discriminating against our Card products at the point of sale. If we are required to change our merchant agreements in a way that could expose our Card products to increased steering, selective acceptance or other forms of discrimination at the point of sale, it could impact our ability to compete effectively.

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), electronic wallet providers, prepaid systems and systems linked to payment cards, and bank transfer models such as ACH and wire transfers. New payments competitors continue to emerge such as merchant coalitions like the Merchant Customer Exchange initiative of U.S. retailers to develop a payments system.

New technologies and evolving consumer behavior are rapidly changing the way people interact with each other and transact business all around the world. Traditional and non-traditional competitors such as technology companies, telecommunication providers and aggregators are working to deliver digital and mobile payment services for both consumers and merchants. Competition remains fierce for obtaining and retaining online and mobile spend in the ever-increasing digital world. Alternative business models represent potentially disintermediating factors in the card payment industry and new entrants to the digital payments space may have large cash reserves and other resources available to develop new platforms and technologies, large existing customer bases and the ability to use payments as a tool to support other sources of revenue.

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

In some countries outside the United States, third-party processors and some acquirers offer merchants the capability of converting payment card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point of sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice, known as “dynamic currency conversion,” reduces or eliminates revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. While we continue to see activity related to this practice, it is not widespread. Our policy generally requires merchants to submit charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Card Member’s billing currency.

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” below for further discussion of the potential impact of competition on our business.

Global Network & Merchant Services — Regulation

Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation to regulate particular practices or prices and the establishment of broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard) and the fees merchants are charged for card acceptance, as well as the rules, contracts and monitoring and other controls governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express payment network does not have interchange fees or any collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms governing card acceptance can affect all networks, whether directly or indirectly, as well as adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating services or benefits to cardholders.

In certain countries where regulations have required our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of these regulation-driven changes in the marketplace, we reduced our own merchant discount rates in Australia over time, although we have been able to increase billed business and the number of merchants accepting our Cards. We have seen selective, but increasing, merchant surcharging on our Cards in Australia in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging. The Reserve Bank of Australia changed the Australian surcharging standards in 2013 to allow us and other networks to limit merchant surcharges to “the reasonable cost of card acceptance.” This could lead to an increase in the number of merchants that differentially surcharge American Express Cards if a surcharging merchant took the position that the cost of American Express acceptance is higher than other payment cards.

In December 2014, the Australian Financial System Inquiry published a report to the Australian Federal Government that included a number of recommendations for changing the way payment cards are regulated in

Australia. If implemented by the government or the Reserve Bank of Australia, these recommendations would have a significant impact across the industry, including American Express. The Financial System Inquiry’s recommendations included the following:

•	Publishing thresholds for determining which payment networks are designated for regulation

•

Broadening interchange fee caps to include all amounts payable to card issuers in regulated payment systems as well as other payments to card issuers across both three- and four-party card payment networks

•	Lowering interchange fee caps, replacing periodic weighted-average caps with fixed percentage caps and applying caps as the lesser of a fixed amount or a fixed percentage

•

Changing the rules on merchant surcharging to allow “low-cost” payment networks to prohibit surcharging, “medium-cost” networks to cap surcharges and “high-cost” networks to limit surcharging (as is currently the case) to the reasonable cost of card acceptance

The Australian Federal Government and Reserve Bank of Australia will now determine whether and how any of these recommendations, or alternative options, should be implemented. We do not expect changes, if any, to take effect before late 2015.

In the European Union, the Payment Services Directive (“PSD”) prescribes common rules across the EU for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the PSD is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the PSD permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the Member States are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the Netherlands and Spain permitting it and other countries such as France, Italy and Sweden prohibiting it. All Member States permit merchants to offer discounts for particular forms of payment.

The PSD complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA has involved the adoption of new, pan-European technical standards for card transactions and the introduction of new direct debit and credit transfer systems, which we can use for collecting and initiating payments with Card Members, merchants and other counterparties. Compliance with the PSD, SEPA and related requirements has involved significant costs to implement and maintain. In addition, the Consumer Rights Directive (“CRD”) prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance in those Member States that permit surcharging pursuant to the PSD. The CRD provides no guidance to merchants on how to assess the cost of acceptance or take into account the relative value of different payment methods. A cost-based limit on surcharging could result in merchants imposing higher surcharges on American Express transactions if, in the absence of clear guidance, a surcharging merchant took the position that the cost of American Express acceptance is higher than other payment cards. These elements of the CRD may be superseded by proposals now under consideration as part of the EU Payments Package discussed above.

In July 2013, the European Commission (the “Commission”) proposed legislation in two parts, covering a wide range of topics across the payments industry. The first part was a proposed EU-wide regulation on interchange fees (the “Interchange Fee Regulation”); the second consisted of revisions to the PSD (the “PSD2”). As part of the EU legislative process, these proposals have been subject to review by the European Parliament and the Council of the European Union, after which these institutions then meet with the Commission to finalize the legislation in a process known as a trialogue.

The Interchange Fee Regulation is now in the final stages of the legislative process following political agreement on its substantive content among the Council, the Parliament and the Commission in December 2014.

Although the regulation is still subject to final review and formal adoption, the substantive terms agreed among the institutions include the following:

•

Price caps — Interchange fees on consumer card transactions would be capped, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with opportunity for lower caps in some instances. Although we do not have interchange fees, as “four-party” networks such as Visa and MasterCard have, and “three-party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three-party” networks should be treated as “four-party” networks when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a cobrand partner or through an agent. This means, for example, the caps would apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU. The caps would take effect six months after the regulation would become effective; however, the effectiveness of these caps in relation to our transactions with no cross-border component may be extended for a further three years. The discount rates we agree to with merchants would not be capped, but the interchange caps would likely exert additional downward pressures on merchant fees across the industry, including our discount rates, and may undermine our ability to attract and retain GNS partners. The Interchange Fee Regulation would exclude commercial card transactions from the scope of the caps.

•

Card acceptance terms —“Anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our Card acceptance agreements, would be prohibited with some limited exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on “anti-steering rules” would take effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules would take effect one year later.

•

Network licensing — Beginning six months after the regulation would become effective, the geographic scope of network licenses, including those we agree to with our GNS partners, would cover the entire EU. This may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity in relation to a particular country.

•

Separation of network processing — Beginning one year after the date the regulation would become effective, card networks would be required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This proposal does not apply to “three-party” payment networks, such as American Express, but may be deemed applicable in situations where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

•

Co-badging of cards — Beginning one year after the regulation would become effective, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

The Commission’s PSD2 proposal has been considered by both the Parliament and the Council; however, the trialogue process has only recently begun. Among other terms, the PSD2 could include in its final form provisions that would (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the ability of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including “three-party” payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The former may increase instances of differential surcharging of our Cards and prompt customer and merchant confusion as to which transactions may be surcharged and Card Member dissatisfaction. The latter would undermine the flexibility and discretion we have had to date in deciding with whom to partner in our GNS business. Unlike the Interchange

Fee Regulation, the PSD2 would require transposition into national law by each Member State, likely over a period of two years.

We see a trend toward similar regulation in other countries, too. For example, in Mexico, the central bank issued rules in March 2014 for the regulation of payment instruments and the authorization of payment clearinghouses, including requirements on non-discrimination and access; however, “closed-loop” networks such as American Express are exempt as are also our licensing arrangements, provided that volumes under these arrangements fall below a certain sector share (as do currently our GNS volumes in Mexico). In Canada, regulators have prompted the major international card networks to make voluntary commitments on pricing, specifically interchange fee levels; in the case of American Express, our commitment extends to maintaining current pricing practices whereby issuer rates received by GNS partners are agreed to bilaterally with each partner, rather than multilaterally, and merchant pricing is simple, transparent and value-based with the same rate for the acquiring of credit and charge Card transactions for a particular merchant regardless of the type of Card that is presented. In Malaysia, the central bank has introduced rules to take effect primarily in July 2015 that would impose caps on interchange fees, permit steering by merchants and co-badging of debit cards with other card networks, and require issuers to offer cardholders the option of taking up a basic card product with minimal or no cardholder incentives or rewards and at zero or nominal cost to the cardholder.

Regulators in Canada, Hungary, Italy, Poland, Switzerland, the United Kingdom and the EU, among others, have conducted antitrust-related investigations into, or initiated proceedings with respect to, interchange fees that are ongoing, concluded or on appeal. For example, in December 2007 the Commission ruled that MasterCard’s multilateral interchange fees (“MIF”) for cross-border payment card transactions violate Commission Treaty rules on restrictive business practices, which was upheld by the European General Court in 2012 and the European Court of Justice in 2014. In 2008, the Commission opened formal antitrust proceedings against Visa Europe Limited in relation to Visa’s MIFs for cross-border consumer card transactions within Europe. In 2010, the Commission accepted Visa Europe’s pledge to cut its cross-border debit card MIF to 20 basis points for four years and in 2014 the Commission accepted Visa Europe’s commitments to cap its cross-border credit card MIF to 30 basis points and change its rules on how cross-border interchange is applied.

In some countries governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act 2007 to regulate the membership and operations of card networks. In Indonesia, bank regulations require participants in a card payment and settlement business to obtain a license and establish a local legal entity, and the central bank is now considering the establishment of a domestic processing infrastructure for local transactions. In Russia, card network operators must be authorized by the central bank, and newly enacted regulation requires networks to place security deposits with the central bank, process all local transactions using government-owned infrastructure and insure that local transaction data remains within the country. Governments in some countries also provide resources or protection to select domestic payment card networks. The development and enforcement of these and other similar laws, regulations and policies in international markets may adversely affect our ability to compete effectively in such countries and maintain and extend our global network.

As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As aggregators and other third parties add merchants to the American Express network, we have expanded our due diligence to review the AML and “know your customer” policies and controls of those third parties, and retain the right to require termination of merchants’ Card acceptance under appropriate circumstances. Since American Express Company and TRS are bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. As a service provider to regulated U.S. banks, our GNS business is subject to review by certain federal banking regulators, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”). For additional information about our regulatory status, see “Supervision and Regulation” below.

U.S. CARD SERVICES

As a significant part of our proprietary Card-issuing business, our U.S. banking subsidiaries, Centurion Bank and AEBFSB, issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Card Members and other consumers, complements our core Card business.

The proprietary Card business offers a broad set of Card products, rewards and services to acquire and retain high-spending, creditworthy Card Members. Core elements of our strategy are:

•	Designing Card products with features that appeal to our target customer base in traditional and newer customer segments

•

Using strong incentives to drive spending on our various Card products and generate loyal customers, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs such as Delta SkyMiles sponsored by our cobrand and other partners

•	Providing an array of other benefits and services across Card products to address travel and other needs

•	Driving spending in online and offline channels and accommodating spending wherever and however Card Members desire

•	Developing and nurturing wide-ranging relationships with cobrand and other partners

•	Promoting and using incentives for Card Members to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories

•	Providing solutions to support the everyday business operations of our small business customers

•	Providing exceptional customer service

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express® Green Card, the American Express® Gold Card, the Platinum Card® and the Centurion® Card, as well as small business charge Cards, including the Plum Card®. We also offer revolving credit Cards such as the Amex EveryDay® Credit Card, Blue Cash Everyday® from American Express, Blue Sky from American Express® and, for small businesses, Blue for Business® Credit Card and SimplyCash® Business Card. In addition, we offer a variety of Cards sponsored by and cobranded with other corporations and institutions for consumers and small businesses, such as the Delta SkyMiles Credit Card from American Express, TrueEarnings® Card from Costco and American Express, Starwood Preferred Guest Credit Card from American Express, Hilton HHonors Card from American Express and Lowe’s Business Rewards Card. For the year ended December 31, 2014, billed business from charge Cards comprised 57 percent of total U.S. Card Services billed business. We also offer deposit products directly to consumers through American Express Personal Savings.

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

Types of Cards Issued	Consumer charge and credit Cards	• Consumer charge and credit Cards • All OPEN® credit and charge Cards
Card Marketing Methods	Primarily direct mail, online and other remote marketing channels	• Direct mail, online and other remote marketing channels • In-person marketing, including by third-party cobrand partners
Deposit Programs	Deposits obtained only through third-party brokerage channels	Deposits obtained through third-party brokerage channels and accepted directly from consumers
Risk-Based Capital Adequacy Requirements, Based on Tier 1 Risk-Based Capital, Total Risk-Based Capital and Tier 1 Leverage Ratios at December 31, 2014*	Well capitalized	Well capitalized

*	The risk-based capital standards for both the FDIC and OCC are substantively identical. As of December 31, 2014, a bank generally was deemed to be well capitalized if it maintained a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a Tier 1 leverage ratio of at least 5 percent. As of the phase-in of the Basel III capital rules on January 1, 2015, a bank generally is deemed to be well capitalized if it maintains a common equity Tier 1 capital ratio of at least 6.5 percent, a Tier 1 capital ratio of at least 8 percent, a total capital ratio of at least 10 percent, a Tier 1 leverage ratio of at least 5 percent and a new supplementary leverage ratio of at least 3 percent. For further discussion regarding capital adequacy, including changes to capital adequacy rules, see “Financial Holding Company Status and Activities — Capital Adequacy and Liquidity” under “Supervision and Regulation” below.

Charge Cards

Our charge Cards, which generally carry no preset spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Card Member’s current spending patterns, payment history, credit record and financial resources. Card Members generally must pay the full amount billed each month. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no-preset spending limit and pay-in-full nature of these products attract high-spending Card Members, while allowing us to manage risk accordingly.

The charge Cards also offer several ways for eligible U.S. Card Members to pay off certain of their purchases over time. The Sign & Travel® feature permits eligible U.S. Card Members to extend payment for eligible travel-related charges such as airline tickets, hotel stays, car rentals, cruises and other travel items purchased with our charge Cards. The Extended Payment Option provides eligible U.S. Card Members the ability to extend payment for eligible charges above a certain dollar amount.

Revolving Credit Cards

We offer a variety of revolving credit Cards that have a range of different payment terms, interest rate and fee structures, rewards programs, and Card Member benefits. Revolving credit Card products provide Card Members with the flexibility to pay their bill in full each month or carry a monthly balance on their Cards to finance the purchase of goods or services. Along with charge Cards and cobrand Cards, these revolving credit Cards promote increased relevance for our expanding merchant network. During 2014 we announced the launch of a new no annual fee credit card, the Amex EveryDay® Credit Card, which allows Card Members to earn extra Membership Rewards points when the Card is used 20 or more times on purchases in a billing period.

Cobrand Cards

We issue Cards under cobrand agreements with selected commercial firms in the United States. Attaining attractive cobrand card partnerships is intensely competitive among card issuers and networks as these partnerships can generate high-spending loyal customers. Cobrand arrangements are entered into for a fixed period, generally ranging from five to eight years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. Card Members typically earn rewards provided by the partners’ respective loyalty programs based upon their spending on the cobrand Cards, such as frequent flyer miles, hotel loyalty points and cash back.

We make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The amount we pay to our cobrand partners has increased and will continue to increase as arrangements are renegotiated due to increasingly intense competition for cobrand partners among card issuers and networks. We expense amounts due under cobrand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. In some cases, the partner is solely liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. As the issuer of the cobrand Card, we retain all the credit risk with the Card Member and bear the receivables funding and operating expenses for such Cards. The cobrand partner retains the risk associated with the miles, points or other currency earned by the Card Member under the partner’s loyalty program.

During 2014, we renewed several key cobrand relationships, including our long-standing partnerships with Delta Air Lines and Starwood. In February 2015, we announced our cobrand and merchant acceptance agreements with Costco Wholesale Corporation in the United States are set to end on March 31, 2016. For a discussion on Costco and our expectations regarding the impact, see pages 20-21 of our 2014 Annual Report to Shareholders, which is incorporated herein by reference.

Card Pricing and Account Management

On certain Cards we charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards on which we assess finance charges for revolving balances. Depending on the product, we may also charge Card Members an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain optional services. We apply standards and criteria for creditworthiness to each Card Member through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, see “Risk Management” beginning on page 50 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

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

We believe our Membership Rewards “point bank” is a substantial asset and a competitive advantage. We continue to evolve Membership Rewards to provide innovative ways to use points. For example, in 2014 we partnered with McDonald’s to allow eligible U.S. Card Members to use points at participating McDonald’s restaurants nationwide. We also announced a partnership with Uber to allow eligible U.S. Card Members to use points for Uber rides through the Uber app.

When a Card Member enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Card Member charge volume, customer participation in the program and contractual arrangements with redemption partners. For more information on our Membership Rewards program, see “Critical Accounting Estimates — Liability for Membership Rewards Expense” appearing on pages 55-56 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards continues to be an important competitive differentiator and driver of Card Member spending and loyalty. We believe, based on historical experience, Card Members enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have given our Card Members more flexibility in the use of their rewards points on a cost-effective basis. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Card Members and new marketing channels to reach these Card Members.

Card Member Special Services and Programs

Throughout the world, our Card Members have access to a variety of special services and programs depending on the type of Cards they have. Examples of these special services and programs, some of which are fee-based, include:

• Membership Rewards® program	• Emergency Card Replacement
• Global Assist® Hotline	• Online Account Management
• Car Rental Loss and Damage Insurance	• Online Year-End Summary
• Extended Warranty	• Advance Ticket Sales
• Purchase Protection	• Exclusive Access to Card Member Events
• Return Protection

As part of our effort to deliver additional value for existing Card Members, to provide services to our Card Members in places convenient to them and to attract new high-spending customers to American Express, we expanded our proprietary lounge network to include two U.S. locations in New York’s LaGuardia Airport and San Francisco International Airport. In addition, we enabled our Card Members to make purchases through Apple Pay with compatible devices at Apple Pay accepting contactless merchants or in participating apps where Cards are accepted.

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading payment card issuer for small businesses (generally, firms with fewer than 100 employees and/or annual sales up to $10 million). American Express OPEN (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving payment and business needs, including:

•	Charge and credit Cards

•	Rewards on eligible spend and business-relevant rewards redemption options

•	Travel and concierge services

•	Retail and travel protections such as purchase protection and baggage insurance

•	A five percent discount or two Membership Rewards points at select suppliers of travel, business services and products through OPEN Savings®

•	Expense management tools and reporting

•	Online account management capabilities

•	Resources to help grow and manage a business through the award-winning community-driven website, OPEN Forum®

•	Client managers for our top-spending and higher-revenue clients to support business growth

In 2014, we launched ReceiptMatchSM with QuickBooks, with support from Intuit, which allows OPEN Card Members with linked Cards to take a picture of a business receipt and match the receipt to a Card transaction, tag an expense category to the transaction and transfer the information directly into their QuickBooks company file. We also announced the launch of the Enhanced SimplyCash® Business Credit Card, which provides OPEN Card Members the flexibility to choose three percent cash back in one of seven business-related expense categories.

In addition to the products and services outlined above, OPEN engages in advocacy efforts on behalf of U.S. small businesses. These advocacy efforts include our OPEN for Government Contracting program to help small businesses obtain government contracts, programs designed to help women entrepreneurs learn how to grow and sustain businesses, and our efforts to increase awareness of the importance of small businesses in our communities generally. For example, in 2014, we led the fifth Small Business Saturday®, a day to increase consumer awareness and patronage of local businesses and their role in the economy and local neighborhoods. Small Business Saturday now takes place in the United States, the United Kingdom, Australia, Israel, Canada and South Africa.

Card-Issuing Business — Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions that issue general-purpose charge and revolving credit cards (such as Bank of America, Capital One Financial, Citibank, Discover Financial Services and JPMorgan Chase). We also encounter competition from businesses that issue their own private label cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. We face increasing competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions for access to high-spending loyal customers. For example, although we competed aggressively to renew our cobrand and merchant acceptance agreements with Costco in the United States, which was a sizeable and growing business relationship for us, we were unable in the end to reach terms that would have made economic sense for our Company and our shareholders. See “— Cobrand Cards” above.

The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks. Competing card issuers offer a variety of products and services to attract cardholders, including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, services for small business owners, “teaser” promotional interest rates and rewards points for both credit card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders.

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

As the payments industry continues to evolve, we are also facing increasing competition from non-traditional players, such as online networks, telecom providers and software-as-a-service providers, which leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a further discussion of the evolving competitive landscape in the payments industry, see “Global Network & Merchant Services — Competition” under “Global Network & Merchant Services” above and “Enterprise Growth Group — Competition” under “Corporate & Other” below.

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

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (collectively, “Credco”) acquires or finances the majority of charge Card receivables arising from the use of corporate Cards issued in the United States and consumer and corporate Cards issued in certain countries outside the United States. Credco funds the acquisition or financing of receivables principally through the issuance of medium-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables and consumer and small business charge card receivables, in part, through the issuance of medium-term notes and by accepting consumer deposits in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Card Member receivables and loans is a major expense of Card operations.

There is a discussion of our securitization and other financing activities on pages 43-47 under the caption “Financial Review,” and Note 6 to our Consolidated Financial Statements on page 88 of our 2014 Annual Report to Shareholders, which portions we incorporate herein by reference. In addition, see “Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” in “Risk Factors” below.

Deposit Programs

Centurion Bank and AEBFSB accept deposits from individuals through third-party brokerage networks. AEBFSB also accepts deposits directly from consumers through American Express® Personal Savings, a set of deposit products, including High-Yield Savings and Certificate of Deposit accounts. As of December 31, 2014, we had approximately $43.3 billion in total U.S. retail deposits. Our deposit-taking activities compete with those of other deposit-taking organizations that source deposits through telephone, internet and other electronic delivery channels, brokerage networks and/or branch locations. We compete primarily in the deposit sector on the basis of rates and our brand and its attributes.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is dependent on the capital levels of our U.S. banking subsidiaries. The Federal Deposit Insurance Act (“FDIA”) generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that the institution is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well-capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, or require an undercapitalized institution to take certain actions applicable to significantly undercapitalized institutions, all of which would adversely impact the institution’s ability to accept brokered deposits.

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

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	The Consumer Financial Protection Act (Title X of Dodd-Frank)

•	The Telephone Consumer Protection Act (which prohibits contacting customers on their cellular telephones without their express consent, and provides for significant statutory damages)

•

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (which established national requirements for sending of commercial email messages and which provides for significant statutory damages for violations)

•	Regulation Z (which implements TILA and was amended by the Federal Reserve to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act)

•	Federal and state laws and regulations that generally prohibit engaging in unfair, deceptive and abusive acts and practices (“UDAAP”) in offering consumer financial products and services

In the United States, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including the CFPA and TILA, are supervised and examined by the CFPB. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine for compliance large financial institutions like the Company, TRS, Centurion Bank and AEBFSB. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices. Bankruptcy and debtor relief laws can affect our ability to collect amounts owed to us.

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

We are subject to certain applicable federal and state privacy, data protection and information security laws, including certain requirements related to breach notification. Such laws also govern the collection, use, sharing and safeguarding of personal information. As stated above, since American Express Company and TRS are bank holding companies, our business is also subject to certain activity restrictions under the BHC Act and to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of these and other regulations and legislation that impact our business, see “Supervision and Regulation” below.

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

American Express Travel & Lifestyle Services

American Express Travel & Lifestyle Services is focused on delivering premium leisure travel and lifestyle-related services to Card Members and other customers in the United States and internationally. Services are provided through a proprietary network of travel and lifestyle consultants, consumer travel websites available in 13 countries and the U.S. American Express Travel Representative Network (which consists of independently owned travel agencies that license the American Express Travel brand).

The U.S. consumer travel website, amextravel.com, and our international websites offer a range of travel rates and discounts on airfares, hotels, car rentals, cruises and vacation packages, with offline customer service available. We also provide Card Members benefits in some countries, such as the ability to earn one extra Membership Rewards® point for each dollar spent when booking eligible travel using an American Express Card enrolled in the Membership Rewards program. In addition, Card Members are able to use the Pay with Points feature by redeeming Membership Rewards points for some categories of travel through our consumer travel websites, as well as through our travel and lifestyle consultants and the U.S. American Express Travel Representative Network.

Additional services are offered to Platinum and Centurion Card Members when booking through American Express Travel & Lifestyle Services. In the United States, these exclusive travel benefits include the International Airline Program, which offers savings on a ticket for a companion when a qualifying international business- or first-class ticket is purchased using an eligible American Express Card on over 25 airlines, and Fine Hotels & Resorts, a luxury hotel program offering value-added amenities.

American Express Travel & Lifestyle Services — Competition

American Express Travel & Lifestyle Services competes with a variety of competitors including traditional “brick and mortar” travel agents, travel agencies that provide travel benefits through credit card issuers and other competitors of our proprietary Card business, online travel agencies and travel suppliers that distribute their products directly via the internet or telephone-based customer service centers. In recent years we have experienced an increasing presence of “niche” players that are seeking to capitalize on the growth in the luxury travel segment by combining luxury travel offers with concierge-type services.

American Express Travel & Lifestyle Services — Regulation

American Express Travel & Lifestyle Services is subject to domestic and international laws applicable to the provision of travel services, including: licensure requirements; laws and regulations regarding airline passenger protections such as the Enhancing Airline Passenger Protections rule issued by the U.S. Department of Transportation; and laws and regulations regarding airline passenger screening and registration such as the Secure Flight Rule issued by the U.S. Transportation Security Administration. American Express Travel & Lifestyle Services is subject to applicable privacy, data protection and information security laws, including certain requirements related to security breach notification, in the United States and other countries in which we operate, including those in the EU. Such laws also govern the collection, use, sharing and safeguarding of personal information. In addition, since American Express Company and TRS are bank holding companies, our business is also subject to certain activity restrictions under the BHC Act and to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. For more information about the applicable activity restrictions under the BHC Act, see “Supervision and Regulation” below.

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those countries that we believe offer us the greatest financial opportunity. For a discussion of Cards issued internationally through our GNS partner relationships, see “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of a number of new or enhanced Card products during 2014. These are Cards that we issue, either on our own or as cobrands with partnering institutions. In 2014, among other new proprietary Card products, we announced or launched several new cobranded Card products, including the American Express® Make My Trip Credit Card in India and the American Express® AeroplanPlus® Reserve Card in Canada. We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. Also, as in the United States, we issue Cards internationally under distribution agreements with financial services institutions. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue Cards with some of the largest professional associations in that country. In Australia, affinity cards are a significant part of our consumer lending portfolio.

As in the United States, the Membership Rewards program is a strong driver of Card Member spending in the international consumer business. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and donations to benefit charities. In 2014, we continued to enhance our rewards programs. We provided more flexibility in the way Card Members can use their rewards points by upgrading our capabilities in certain countries to allow Card Members to use rewards to pay for eligible transactions on the Card Member’s statement as well as at the point of sale in select retail locations in store and online. We also offer the opportunity to pay for travel services by allowing International Consumer Card Members to use their Membership Rewards points to pay for their travel purchases and other charges in 18 countries outside the United States.

We continue to build on our strengths and look for further opportunities to increase our presence internationally. Through Loyalty Partner, our marketing services company, we build coalition loyalty programs, such as the Payback® program, and offer loyalty cards good for discounts and rewards at participating coalition partners. Coalition loyalty programs enable consumers to collect rewards points from a variety of participating merchants through just one program. Merchants fund the consumer offers and are responsible for the accumulated loyalty points, and Loyalty Partner earns revenue from operating the loyalty platform and by providing marketing support. During 2014, we expanded Payback into Italy, joining Germany, India, Mexico and Poland as the fifth country in which Loyalty Partner operates coalition loyalty programs. As of December 31, 2014, Loyalty Partner had approximately 60 million active collectors, meaning consumers who collected and/or redeemed points at a Loyalty Partner merchant during 2014, up 38 percent from 2013. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. Using these services, participating merchants are able to run targeted and tailored campaigns across various channels. Loyalty Partner has deepened our merchant relationships in certain countries, added consumers to our international customer base and expanded our range of rewards and loyalty marketing services. It also provides us opportunities to offer American Express products and services to new customer segments and develop new cobrand Card products, such as the Payback cobrand Card products in Germany, India, Mexico and Italy.

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

International Card Services — Regulation

As discussed elsewhere in this report, regulators continued to propose and enact a variety of new regulatory changes to the payments industry during the course of 2014.

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

Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations towards paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues. We have also seen a further increase in regulatory focus on consumer protection, with a number of regulators (such as those in the United Kingdom and Canada) being given a stronger mandate in this area.

We expect this activity to continue in 2015. We continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

In our Global Commercial Services (“GCS”) segment, we provide expense management and travel services to companies and organizations worldwide through our Global Corporate Payments and Global Business Travel businesses. Business travel-related services are offered through the GBT JV, a non-consolidated joint venture. Until June 30, 2014, the business travel operations were wholly owned. We are a leading provider of corporate payment solutions, and the GBT JV is a leading travel management company for businesses worldwide.

GCS offers a wide range of expense management services to companies worldwide, including:

•	A comprehensive offering of Corporate Card Programs, such as:

–

Corporate Cards: issued to individuals through a corporate account established by their employer and that many business Card Members use to manage travel and entertainment spending and everyday business expenses

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

Through the GBT JV, GCS also offers a variety of business travel-related services to its corporate clients, including: full-service online and offline travel booking and reservation services and support; travel program management services; consulting services; and meetings and events management services. The GBT JV operates under the “American Express Global Business Travel” brand, pursuant to a trademark license agreement provided by us. We have also entered into a transition services agreement and certain other operating agreements with the GBT JV, pursuant to which we and the GBT JV provide one another with certain services and that result in related-party receivables and payables. For more information on the GBT JV transaction, see Note 2 to our Consolidated Financial Statements on page 78 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

Global Corporate Payments

Global Corporate Payments (“GCP”) offers a range of payments and expense management solutions to companies worldwide through our Corporate Card Programs and Business-to-Business Payment Solutions. During 2014, we added or retained major Global Corporate Payments clients in the United States and internationally, including E.ON, Facebook, General Electric, Halliburton and Schneider Electric.

Corporate Card Programs

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel, entertainment and everyday business expenses that can result in more effective negotiations with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients enhanced data about company spending as well as streamlined dispute resolution. We issue local currency Corporate Cards in more than 65 countries and territories, and have global U.S. dollar and Euro Corporate Cards available in approximately 100 countries and territories. We also offer Corporate Cards issued through our GNS partner relationships in an additional 35 countries and territories.

American Express also partners with many other companies around the world to offer a number of cobrand Corporate Cards in various countries. To date, American Express has 12 Corporate Card cobrand partnerships issued in 12 countries and territories. These products, typically suited for mid-sized companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide), provide a range of rewards and benefits. GCP is focused on continuing to expand its business with mid-sized companies, which represent a significant growth opportunity. Businesses of this size often do not have a corporate card program; however, once enrolled, mid-sized companies typically put a significant portion of their business spending on the Corporate Card because they are seeking greater control over their business expenses and the potential savings and employee benefits that can result.

GCP offers the Savings@Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provide companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services. Corporate Card Members can also take advantage of our Membership Rewards program to earn points that can be redeemed for air travel and hotel stays, as well as retail, home and recreation items. In select regions we also offer Corporate Membership Rewards that allows a company to earn points to redeem for enterprise-level rewards. Membership Rewards is an effective tool for encouraging Corporate Card usage, which may lead to greater expense control and savings.

Business-to-Business Payment Solutions

We offer Business-to-Business Payment Solutions to help companies manage their spend and recognize other potential benefits, including cost savings, process control and efficiency, improved cash flow and increased visibility on spend. This type of spending by companies also helps diversify our spend mix. The Corporate Purchasing Card helps large corporations and mid-sized companies manage their everyday spending. It is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment. We issue local currency Corporate Purchasing Cards in more than 25 countries. We also offer Corporate Purchasing Cards issued through our GNS partner relationships in an additional five countries.

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

Buyer Initiated Payments allows companies to pay merchants electronically, which gives them more control over their payments, extends their own days payable outstanding (or “float”) and increases their cash on hand. Examples of BIP purchases by our clients include hospital equipment, industrial supplies, and construction and building materials; airlines also use BIP for purchases of jet fuel. This solution is best suited for mid- to large-sized companies that want to convert from paper to electronic payments and optimize cash flow. BIP is currently available to companies in the United States, Canada and Australia. BIP Express, a Web-hosted version of BIP, is available in Mexico, Germany, the United Kingdom, France, the Netherlands and Spain, in addition to also being offered in the United States, Canada and Australia.

Online Capabilities

GCP offers companies and individual Card Members the ability to manage their Corporate Card Programs, and offers companies the ability to manage their Business-to-Business Payment Solutions, on a 24/7 basis through a suite of secure Web-based online tools. American Express@Work® provides clients’ authorized users online access to global management information to help them gain visibility into their spending patterns as well as the ability to make changes to their Corporate Card, Corporate Purchasing Card, BTA and Corporate Meeting Card accounts. Card Members can use the online Manage Your Card Account tool to manage their individual Corporate Card account. Business-to-Business Payment Solutions also offers clients the option to use online access to manage their vPayment and BIP solutions.

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

Global Corporate Payments — Regulation

The GCP business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well as laws that generally prohibit engaging in unfair or deceptive acts or business practices. We are also subject to certain state laws that regulate fees and charges on our products. In the United States, we are subject to certain applicable privacy, data protection and information security laws, including certain requirements related to breach notification. Such laws also govern the collection, use, sharing and safeguarding of personal information. Other countries in which we operate also have certain applicable privacy, data protection and information security laws, in some cases more stringent than the requirements in the United States. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. As discussed above, along with the rest of our business, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of this legislation and its effect on our business, see “Supervision and Regulation” below. In some countries, regulation of card practices and consumer protection legislation may apply to some corporate payments relationships.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and certain other businesses, including the Company’s Enterprise Growth Group as well as other operations. We also discuss information relevant to the Company as a whole in this section.

As discussed in “Consolidated Capital Resources and Liquidity” on pages 46-47 of our 2014 Annual Report to Shareholders, our corporate liquidity objective is to maintain various liquidity sources in amounts sufficient to satisfy a variety of stress scenarios, including those required by regulation. A large portion of the interest expense in Corporate & Other includes the interest expense related to maintaining this liquidity pool since all of our businesses benefit from the liquidity, as well as interest expense related to other corporate indebtedness.

Enterprise Growth Group

Through our Enterprise Growth Group, we seek to pursue new forms of payments and digital commerce that open American Express to new customer segments across the world. This includes driving adoption of our Serve® software platform, expanding alternative mobile and online payment services, growing our prepaid products, forming new partnerships and building new revenue streams beyond the traditional Card business. We believe the assets we have, together with emerging technologies, can, among other things, provide us the capabilities to deliver products that offer a competitive and differentiated value proposition compared to alternative financial services, such as check cashers, money order services and traditional retail branch banks. The convergence of software platforms and increasing mobile phone penetration across the world provides an opportunity to deliver financial products and services that help new and existing customer segments move and manage their money.

Enterprise Growth offers a wide range of payment products, including American Express Serve, a full service reloadable prepaid card; Bluebird®, our alternative to checking/debit product with Walmart; other general purpose reloadable prepaid cards; single load prepaid cards, such as the American Express® Gift Card, rebate cards and B2B prepaid cards; and Travelers Cheques. In 2014, we expanded the retail availability of American Express Serve and the Serve cash reload network. We also added free personal financial management tools to American Express Serve and Bluebird, allowing customers to monitor spending, create budgets, set spending limits and alerts, and set and track financial goals.

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

In addition, we have been selling the American Express® Travelers Cheque since 1891. Sales of Travelers Cheques and net interest income from the Travelers Cheque investment portfolio continued to decline in 2014. We also issue general purpose reloadable prepaid travel cards denominated in U.S. dollars, euro and pound sterling in Australia, Brazil, China, India and South Africa and in U.S. dollars in the United States.

Enterprise Growth also manages LoyaltyEdge® and our foreign exchange services. LoyaltyEdge is a private-labeled loyalty solution that helps companies design, implement and manage customized points-based loyalty programs to engage and retain their customers. Our foreign exchange services consist of retail and wholesale currency exchange services and our FX International Payments operation. Our retail foreign exchange business is concentrated primarily in select international airports. This airport-based retail business is supplemented in Australia with foreign exchange offices in city locations and through selected partner locations serving retail customers. Our FX International Payments service enables companies, financial institutions and, in the case of Australia and the United Kingdom, consumers to make cross-border payments in foreign currencies for goods and services.

Enterprise Growth Group — Competition

Our payment products compete with a wide variety of financial payment products including cash, foreign currency, checks, other brands of travelers checks, debit, prepaid and ATM cards, bank accounts, alternative financial services such as check cashing and money orders, store-branded gift cards, other network-branded credit and charge cards and other payment accounts and services. The principal competitive factors vary depending on the type of product, but some are:

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

The alternative payments sector is particularly dynamic and highly competitive, with a variety of different competitors that offer or are developing payment systems in e-commerce and across mobile devices, and with frequent product introductions in response to evolving consumer habits and merchant needs. These competitors include traditional financial institutions, such as payment card issuers and networks, banking institutions, alternative financial services providers, and increasingly, alternative payment providers such as PayPal and Square, as well as other non-traditional industry players, such as mobile operators, handset manufacturers, technology companies, retailers and other start-ups and new entrants to the payments industry. Partnerships are also being formed to create various competitors, such as merchant coalitions like the Merchant Customer Exchange. Among other services, these competitors provide or are seeking to develop digital payment and/or stored value capabilities that can be used to buy and sell goods online, that can make more efficient the movement and management of money, alternative point-of-sale systems that enable digital payments at the physical point of sale, and services that support payments to and from deposit accounts or proprietary accounts for digital, mobile commerce and other applications. A number of competitors rely principally on the internet, mobile devices, and wireless communication networks to support their services, and may enjoy lower costs than we do. Other competitors working to deliver digital and mobile payment services may have and may deploy substantially greater cash reserves and other financial resources than we have or may offer a wider range of services and capabilities than we offer. Other competitors may also have relationships and licenses that enable easier market entry, particularly in countries outside the United States. Consumer and merchant adoption is a key competitive factor and our competitors may develop platforms or technologies that become more widely adopted than ours. Micro-payments on social networks and emerging digital currency systems are relatively small today but have the potential to grow rapidly, representing the possibility for competition from these new payment forms and protocols. Competition will remain fierce as payment services and technologies continue to evolve.

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

More generally, we monitor state legislative activity concerning any of our prepaid offerings. In certain states where regulation continues to restrict fees and has made it unprofitable for us to offer prepaid cards, we have either limited or withdrawn from selling in these states.

In November 2014, the CFPB proposed regulatory standards for prepaid cards, including uniform disclosures, certain protections for consumers and other requirements. Because the proposed rule is not final, the ultimate impact of these measures on us is not certain.

The Global Services Group

The Global Services Group (“Global Services”) was created to heighten our focus on customer service and to ensure all business operations are managed as effectively and efficiently as possible. We have organized support functions by process rather than business unit, which we believe serves to streamline costs, reduce duplication of work, better integrate skills and expertise, and improve customer service.

Global Services comprises principally the following divisions:

World Service

World Service is our global servicing organization whose goal is to provide extraordinary customer care at attractive operating margins. World Service’s approach to customer service, called Relationship Care®, is at the heart of our reputation for world-class service, as recognized by numerous awards over the years.

Global Business Services

The Global Business Services division is a shared services organization that includes procurement, real estate, financial operations and processing, and business strategy and execution. These internal process-driven activities are consolidated to simplify and standardize processes for increased quality, efficiency and cost savings.

Global Credit Administration

Global Credit Administration (“GCA”) is responsible for the end-to-end management of our credit, collections and fraud operations around the world. GCA aims to strike the right balance between helping Card Members in need through a range of repayment options, and taking actions to recover balances, prevent fraud and limit exposure for American Express.

Global Security

Global Security strives to protect American Express customers and employees against harm and losses via a range of protective, investigative, risk assessment and crisis management services.

Technology

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

We continue to leverage online channels to lower costs, improve service quality and enhance our business model. As of the end of 2014, customers had enrolled approximately 31 million accounts globally in our online account management capability at americanexpress.com. This service enables Card Members to review all of their card transactions online (whether via personal computer, tablet or mobile device), pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online in accordance with applicable privacy, data protection and information security laws. We now have an online presence in 22 countries around the world, including Australia, Canada, France, Italy, Japan, Mexico and the United Kingdom. We also have a presence on social media networks, such as Facebook and Twitter, which provide us with another channel to communicate and interact with our Card Members.

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

Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related regulations and rules of the SEC and the New York Stock Exchange. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement), as well as the enforcement of both existing and new laws and regulations, could materially adversely affect our financial condition or results of operations. In addition to the discussion in this section, see “Risk Factors — Legal and Regulatory Risks” below for a further discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

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

For a bank holding company to become and remain eligible for financial holding company status, the bank holding company and each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed,” and each of its subsidiary U.S. depository institutions must have received at least a satisfactory rating on its most recent assessment under the Community Reinvestment Act of 1977 (the “CRA”). If the bank holding company fails to meet applicable standards for financial holding company status, it is likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest its subsidiary U.S. depository institutions.

The BHC Act, as amended by Dodd-Frank, prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule. The final rules also require that large bank holding companies, such as the Company, design and implement compliance programs to ensure adherence to the Volcker Rule’s prohibitions. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention.

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

The Federal Reserve has issued several proposed and final rules under its authority to establish such enhanced prudential standards for large bank holding companies, including the stress testing and capital adequacy rules discussed below. In addition, in February 2014, the Federal Reserve approved a final rule implementing several heightened prudential requirements, including the following:

•

Enhanced Liquidity Management Standards: The Federal Reserve’s rule focuses on prudential steps to manage liquidity risk and comprehensively details liquidity risk management responsibilities for boards of directors and senior management. It requires, among other things, the maintenance of a liquidity buffer, consisting of assets meeting certain standards, that is sufficient to meet projected net cash outflows and projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios.

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

While the final rule adopted by the Federal Reserve largely implements the December 2011 proposals regarding liquidity and risk management, the final rule does not address the Federal Reserve’s proposals regarding single counterparty credit exposure or early remediation requirements. Under the terms of this final rule, we are required to fully comply with liquidity management and risk management requirements as of January 1, 2015.

On September 2, 2014, the OCC issued final guidelines setting forth governance and risk management requirements for insured national banks, insured federal savings associations, and insured federal branches of foreign banks with $50 billion or more in average total consolidated assets (the OCC may also apply the guidelines to a bank with fewer than $50 billion in assets if it determines that the bank’s operations are highly complex or otherwise present a heightened risk). The OCC has previously indicated that the guidelines generally would apply to a bank (including a federal savings association such as AEBFSB) with average total consolidated assets of less than $50 billion if the bank and its sister banks under a common parent holding company, together, have combined average total consolidated assets greater than $50 billion, as is the case with respect to AEBFSB. The guidelines provide that a covered institution should establish and adhere to a written risk governance framework, generally independent from that of its parent, to manage and control its risk-taking activities. The guidelines also provide minimum standards for a covered institution’s board of directors, including with respect to board composition, talent management and oversight of the institution’s risk governance framework. Covered institutions must come into compliance within certain specified time periods ranging from November 10, 2014 to May 10, 2016.

Stress Testing

As part of its implementation of the enhanced prudential requirements of Dodd-Frank, the Federal Reserve issued rules relating to supervisory and company-run analyses of certain large bank holding companies to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses and support operations under adverse economic conditions (so-called “stress tests”). The Federal Reserve applies its stress tests rules and its capital planning requirements, discussed in “Capital Planning” below, on a consolidated basis.

•

Supervisory Stress Testing: The Federal Reserve must conduct annual stress tests of bank holding companies with at least $50 billion in total consolidated assets, such as the Company. Under this rule, the stress tests use a minimum of three economic and financial scenarios generated by the Federal Reserve (baseline, adverse and severely adverse), and are based on methodologies and data that the Federal Reserve makes available to companies each year. A summary of results of individual stress tests will be made public by the Federal Reserve on a company-specific basis.

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

Capital Planning

Bank holding companies with $50 billion or more in total consolidated assets, including the Company, are required to develop and maintain a capital plan, and to submit the capital plan to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (“CCAR”) process. The capital plan must cover a

“planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan) and include the following components:

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

For the purpose of CCAR, each bank holding company is required to submit the results of its stress tests based on three supervisory scenarios, at least one stress scenario developed by the bank holding company and a baseline scenario. The severely adverse stress scenario developed by the Federal Reserve for the 2015 process is designed to represent an outcome that, in the opinion of the Federal Reserve, is unlikely, but could occur if the U.S. economy were to experience a deep recession while at the same time economic activity in other major economies were also to contract significantly.

A bank holding company’s board of directors, or a designated committee thereof, is required, at least annually, to review the “robustness” of the bank holding company’s process for assessing capital adequacy, ensure that any deficiencies are remedied and approve the capital plan.

In its review of the capital plan, the Federal Reserve will consider the plan’s comprehensiveness, the reasonableness of its assumptions and analysis, and the bank holding company’s methodologies for reviewing the robustness of the capital adequacy process and ability to maintain capital above minimum regulatory ratios under expected and stressful conditions throughout the planning horizon. In addition, the Federal Reserve will engage in a qualitative review of a bank holding company’s capital planning processes and procedures. Based on its overall review and the regulatory capital requirements described below, the Federal Reserve will either object or not object to the capital plan. The Federal Reserve has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans. Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the Federal Reserve. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s non-objection to our capital plan under both quantitative and qualitative tests. Should the Federal Reserve object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions that the Federal Reserve has indicated non-objection to in writing. On January 5, 2015, we submitted our capital plan to the Federal Reserve.

The Federal Reserve has indicated that it intends to publish the decisions for all the bank holding companies participating in CCAR 2015, including the reasons for any objection to capital plans on March 11, 2015. In addition, the Federal Reserve will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.

The Federal Reserve has noted that bank holding companies will have limited ability to adjust downward planned capital actions in light of stress test results. Should any adjustment occur, the Federal Reserve intends to publicly disclose the results of stress tests using both the original and adjusted 2015 capital plans. On October 17, 2014, the Federal Reserve issued a final rule amending its capital planning and stress testing regulations. Among other things, commencing April 1, 2015, the amended regulations will limit, in general, our ability to make quarterly capital distributions — that is, dividends and share repurchases — to the extent that our actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than we had indicated in our submitted capital plan (as to which we receive a non-objection from the Federal Reserve). The final rule also adjusted the schedule for annual stress testing and capital planning cycle for covered bank holding companies. Beginning in 2016, participating firms will be required to submit their capital plans and stress testing results to the Federal Reserve on or before April 5 of each year, instead of on or before January 5 of each year under the prior rules.

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

Living Wills

In December 2014, we filed an updated plan for the rapid and orderly resolution of the Company under the Bankruptcy Code in the event of material distress or failure. Under rules adopted by the Federal Reserve and the FDIC pursuant to Dodd-Frank, we are required to update this plan annually and may be required to update it upon the occurrence of material changes in our business, structure or operations. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. If the Federal Reserve and the FDIC determine that our plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations, or ultimately be required to divest certain assets or operations to facilitate an orderly resolution.

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

The Federal Reserve must approve certain additional capital contributions to an existing non-U.S. investment and certain direct and indirect acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank. Dodd-Frank requires bank holding companies with total consolidated assets equal to or greater than $50 billion to provide the Federal Reserve with written notice (which is largely tantamount to an approval process) prior to acquiring direct or indirect ownership or control of any voting shares of any company (other than an insured depository institution) that is engaged in financial activities described in section 4(k) of the BHC Act and that has total consolidated assets of $10 billion or more, subject to certain exceptions. In a separate provision, Dodd-Frank also requires financial holding companies to obtain Federal Reserve approval prior to acquiring any non-bank company with total consolidated assets in excess of $10 billion.

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

Capital Adequacy and Liquidity

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

In July 2013, federal banking regulators adopted rules (the “New Capital Rules”) substantially revising the general risk-based capital rules previously applicable to banking organizations to make them more risk sensitive and implementing the final framework for strengthening international capital and liquidity regulation, known as Basel III, released by the Basel Committee in December 2010. The New Capital Rules are currently being phased-in and, subject to transition provisions for certain adjustments to the components of capital, took effect for all banking organizations as of January 1, 2015. As an advanced approaches institution, the Company and, consequently, TRS, Centurion Bank and AEBFSB, were required to comply with portions of the New Capital Rules beginning in 2014, specifically the revised capital definitions and minimum capital ratio requirements, while still using Basel I risk-weighted assets.

For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” on pages 39-42 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

New Capital Rules. Under the New Capital Rules, new minimum capital and buffer requirements were established and will be fully phased-in by 2019. Specifically, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (“CET1”), Tier 1 and Total capital to risk-weighted assets. In addition, all banking organizations remain subject to a minimum leverage ratio of Tier 1 capital to total adjusted quarterly average assets (as defined for regulatory purposes). Advanced approaches institutions will also become subject to a supplementary leverage ratio. For purposes of calculating these ratios, a banking organization’s capital is classified into the following categories:

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

•

Tier 2 Capital. Tier 2 capital includes certain subordinated debt, preferred stock that is cumulative or has a mandatory redemption date, a limited amount of minority interests in Tier 2 capital of consolidated subsidiaries and a portion of the allowance for loan and lease losses, in each case subject to specific requirements of the New Capital Rules.

The New Capital Rules also require the deduction of certain assets from CET1 (deferred tax assets dependent upon future taxable income, mortgage servicing rights, investments in financial firms and pension assets, among others, within prescribed limitations) and the inclusion of accumulated OCI in capital. Goodwill and most intangible assets will also be subject to a full deduction from CET1.

A banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories for purposes of calculating the required risk-based ratios. The New Capital Rules amend and replace the prior risk-weighting categories used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive based on the Basel III standardized approach. The current risk-weights for the standardized approach range from 0 percent to 1,250 percent compared with the risk-weights of 0 percent to 100 percent, in general, in the regulators’ prior general risk-based capital guidelines based on Basel I. Higher risk-weights apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives. In addition, advanced approaches banking organizations calculate risk-based capital ratios under both the generally applicable standardized approach and the advanced approaches rule, and then use the lower of each capital ratio to determine whether it meets its minimum risk-based capital requirements. The portions of the New Capital Rules implementing the standardized approach became effective January 1, 2015.

During 2014, we began reporting our capital adequacy ratios on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the Basel I-based capital framework, as adjusted for certain items, and the requirements for an advanced approaches institution. The parallel period will continue until we receive regulatory approval to exit parallel reporting, at which point we will begin publicly reporting capital ratios using risk-weighted assets calculated under the higher of the advanced approaches and the standardized approach in the New Capital Rules.

During 2014, while the New Capital Rules were being phased-in, the Company, TRS, Centurion Bank and AEBFSB each were required to maintain CET1, Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) ratios of at least 4.0 percent, 5.5 percent and 8.0 percent, respectively. As of January 1, 2015, the Company, TRS, Centurion Bank and AEBFSB must each maintain CET1, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively, without giving effect to the capital conservation buffer or countercyclical capital buffer discussed below.

The New Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively, on a fully phased-in basis. Implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625 percent level and will increase in equal increments at the beginning of each year until it is fully implemented on January 1, 2019. Additionally, the required minimum CET1, Tier 1 capital and Total capital ratios for advanced approaches institutions such as the Company may be further increased by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent, which may be assessed when federal banking regulators determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. As a result, when fully phased-in, the countercyclical capital buffer and capital conservation buffer could potentially result in effective minimum CET1, Tier 1 capital and Total capital ratios of 9.5 percent, 11.0 percent and 13.0 percent, respectively.

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

In October 2012, the Basel Committee issued final rules imposing a CET1 surcharge on certain banks that may have an important impact on their domestic economies (so-called “domestic systemically important banks”, or “D-SIBs”). The framework establishes a minimum set of principles against which the federal banking regulators would evaluate whether a bank is a D-SIB and determine the amount of capital that a D-SIB is required to hold and/or whether the D-SIB should be subject to other policy tools. However, the New Capital Rules do not indicate whether any, or to what extent, banking organizations, such as the Company, that have not been designated as global systemically important banks (or “G-SIBs”) may be subject to a D-SIB surcharge. In line with the Basel Committee’s stated objective that the D-SIB framework complement the existing G-SIB framework, the D-SIB surcharge will be implemented together with the G-SIB surcharge beginning in January 2016. While U.S. rules have not addressed the adoption of the surcharge on D-SIBs (or the specific methodology U.S. federal banking regulators would use to designate institutions as D-SIBs), federal banking regulators have previously noted that they are considering a capital surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s surcharge proposals.

Leverage Requirements. Banking organizations are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent as of January 1, 2015.

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

Liquidity Regulation. Liquidity risk management and supervision have become increasingly important since the financial crisis. During 2014, the federal banking regulators adopted final rules implementing for certain U.S. banking organizations one of the two new standards provided for in the Basel III liquidity framework — the liquidity coverage ratio (“LCR”), which is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The ratio of a firm’s high-quality liquid assets to its projected net outflows is its LCR. The most comprehensive form of the LCR requirement applies only to advanced approaches banking organizations, such as the Company, and their depository institution subsidiaries with $10 billion or more in total consolidated assets, such as AEBSFB and Centurion Bank. Under the federal banking regulators’ LCR rule, covered banking organizations are required to comply with the LCR on an accelerated schedule, maintaining a minimum ratio of 80 percent beginning January 1, 2015, 90 percent by January 1, 2016 and 100 percent by January 1, 2017. The Company is required to calculate and report the LCR on a monthly basis starting January 31, 2015, and on a daily basis starting July 1, 2016. The Company, AEBSFB and Centurion Bank expect to meet the requirements of the LCR rule, as phased-in and on a fully phased-in basis.

The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. Federal banking regulators have not yet proposed rules implementing the NSFR liquidity framework for U.S. banking institutions, so the ultimate requirements to which we may be subject are not yet known. On October 31, 2014, the Basel Committee published the final NSFR, which contemplates that the NSFR will be implemented as a minimum standard by January 1, 2018. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document.

The Federal Reserve’s proposed heightened prudential requirements for bank holding companies with $50 billion or more of consolidated total assets also include enhanced liquidity standards, as discussed above under “Heightened Prudential Requirements for Large Bank Holding Companies.”

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and AEBFSB) that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to restrictions on the acceptance of brokered deposits including Certificate of Deposit Account Registry Service deposits. A significant amount of the Company’s outstanding U.S. retail deposits has been raised through third-party channels, and such deposits are considered brokered deposits for bank regulatory purposes. For a description of our deposit programs, see “Deposit Programs” under “U.S. Card Services — Consumer and Small Business Services” above and “Deposit Programs” on pages 44-45 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Orderly Liquidation Authority under Dodd-Frank

Dodd-Frank created the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the Treasury Secretary may appoint the FDIC as receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination by the Treasury Secretary must come after supermajority recommendations by the Federal Reserve and the FDIC and consultation by the Treasury Secretary with the President of the United States, and after certain other conditions are met. OLA is similar to the FDIC resolution model for depository institutions, including granting very broad powers to the FDIC as receiver. Though creditors’ rights under OLA were modified from the FDIC regime to reduce disparities in treatment between OLA and the U.S. Bankruptcy Code, substantial differences exist between the two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in limited circumstances, the use of an administrative claims procedure to determine creditor claims (as opposed to the judicial procedure used in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. The OLA is separate from the Company’s resolution plan discussed above in “Financial Holding Company Status and Activities — Living Wills.”

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

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires an institution’s primary federal regulator, as part of the examination process, to assess the institution’s record in meeting its obligations under the CRA, and also to take such assessment into account in evaluating merger and acquisition proposals and applications to open or relocate a branch office. AEBFSB was examined by the OCC for CRA compliance during the third quarter of 2012 and received a “satisfactory” CRA rating. Centurion Bank was examined by the FDIC during the fourth quarter of 2013 and received a “satisfactory” CRA rating.

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

Various U.S. federal banking regulators and 47 U.S. states, the District of Columbia, Puerto Rico and the Virgin Islands have enacted data security breach notification requirements with varying levels of individual, consumer, regulator and/or law enforcement notification in certain circumstances in the event of a data security breach. Data breach notification laws are also becoming more prevalent in other parts of the world where we operate, including Germany, Japan, Mexico, South Korea and Taiwan. In many countries that have yet to impose data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary breach notification.

We are also subject to certain privacy, data protection and information security laws in other countries in which we operate (including countries in the EU, Australia, Canada, Japan, Hong Kong, Mexico and Singapore), some of which are more stringent than those in the United States.

In Europe, European Directive 95/46/EC (commonly referred to as the “Data Protection Directive”), which has been in place since 1995, provides for the protection of individuals with regard to the processing of personal data and on the free movement of such data. The Data Protection Directive requires the controller and/or processor of an individual’s personal data to, among other things, take the necessary technical and organizational steps to protect personal data. European Directive 2002/58/EC (commonly referred to as the “e-Privacy Directive”) sets out requirements for the processing of personal data and the protection of privacy in the electronic communications sector. The ePrivacy Directive places restrictions on, among other things, the sending of unsolicited marketing communications, as well as on the collection and use of data about internet users. Compliance with data protection laws in Europe and elsewhere could result in higher technology, administrative and other costs for the Company and limit our ability to optimize the use of our closed-loop data.

The Commission released in January 2012 the text of its draft proposed data protection framework regulation to replace the EU Data Protection Directive (95/46/EC). The EU legislation process is still ongoing; however, if enacted, the new regulation will affect parties, such as the Company, that collect and/or process the personal data of residents of Member States and may result in additional compliance requirements and costs. The draft General Data Protection Regulation proposes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to data subjects and supervisory authorities, applying uniformly across sectors and across the EU and proposes significant fines for non-compliance with the proposed regulation’s requirements.

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

On July 1, 2014, part of Canada’s Anti-Spam Law (“CASL”) became effective. CASL is broader in scope than the anti-spam laws of the United States and other countries. In addition, CASL has extra-territorial reach, meaning that it can apply to senders outside Canada. Compliance with CASL, as well as other Canadian privacy laws, could result in higher costs for us or require operational changes.

In recent years we have seen some countries consider in-country data processing laws and/or laws requiring in-country storage of the personal data of its citizens. One such law was passed in Russia and, at present, the deadline for compliance is September 1, 2015. Compliance with such laws in Russia and elsewhere could result in higher technology, administrative and other costs for us and limit our ability to optimize the use of our closed-loop data.

We continue our efforts to safeguard the personal information entrusted to us in accordance with applicable privacy, data protection and information security laws and our internal policies, including taking steps to reduce the potential for identity theft or other fraud, while seeking to collect and use personal information in an appropriate manner to achieve our business objectives. We also have undertaken measures to assess the level of access to customer and employee data by our employees, partners and service providers.

Fair Credit Reporting

The FCRA regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. Among other things, FCRA places restrictions (with limited exceptions) on the sharing and use of certain personal financial and creditworthiness information of our customers with and by our affiliates.

The FCRA was significantly amended by the enactment in 2003 of the FACT Act. The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In 2007, federal banking regulators issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rule by October 1, 2008. We have implemented various mechanisms to allow our customers to opt out of affiliate sharing and of marketing by the Company and our affiliates, and we continue to review and enhance these mechanisms to ensure compliance with applicable laws, rules and regulations and a favorable customer experience.

The FACT Act further amended the FCRA by adding several provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. Federal banking regulators and the Federal Trade Commission (“FTC”) published a final rule in 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by federal banking regulators originally were required to comply with the rule by November 1, 2008, but the FTC suspended enforcement of its rule through December 31, 2010 pending consideration of legislation by Congress to clarify the scope of entities covered by the law and the implementing regulations. On December 18, 2010, the President signed into law the Red Flag Program Clarification Act of 2010. Our internal policies and standards, as well as our enterprise-wide data protection, information security and fraud prevention programs, are designed to comply with the new identity theft requirements.

The FACT Act also imposes duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. Federal banking regulators and the FTC have issued rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Federal banking regulators and the FTC have issued rules that specify the circumstances under which “risk-based pricing” notices must be provided to customers and the content, format and timing of such notices. Since 2011, Dodd-Frank has required the addition of certain information about credit scores to “risk-based pricing” notices and to adverse action notices otherwise required by the FCRA. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

The CARD Act

We are subject to the provisions of the legislation known as the CARD Act, which was enacted in 2009. The CARD Act and the regulations implementing the CARD Act regulate credit card billing, pricing, disclosure and other practices, as well as certain aspects of gift certificates, store gift cards and general-use prepaid cards primarily for personal use.

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

The CARD Act imposes certain restrictions on gift certificates, store gift cards and general-use prepaid cards issued primarily for personal, family or household use (subject to certain exclusions and exceptions). The CARD Act permits the imposition of dormancy, inactivity and service fees on gift certificates, store gift cards and general-use prepaid cards only after one year of inactivity. Additionally, the rules prohibit the sale or issuance of a gift certificate, store gift card and general-use prepaid card that has funds with an expiration date of less than, with respect to a gift certificate, five years after the date the certificate was issued and, with respect to a store gift card or general-use prepaid card, five years after the date on which funds were last loaded. The rules also require implementation of policies and procedures intended to give consumers a reasonable opportunity to purchase a certificate or card with at least five years before the applicable expiration date. The rules prohibit fees for replacing an expired certificate or card or refunding the remaining balance if the underlying funds remain valid (except for lost or stolen cards). The CARD Act also requires certain disclosures regarding any fee other than a dormancy, inactivity or service fee.

Anti-Money Laundering Compliance

American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Bank Secrecy Act, as it has been amended by the Patriot Act. In Europe, AML requirements are largely the result of countries transposing the 3rd European Union Money Laundering Directive (and preceding EU Money Laundering Directives) into local laws and regulations. We anticipate the passage of the 4th European Money Laundering Directive in 2015, which may add new AML requirements. Numerous other countries, such as Argentina, Australia, Canada and Mexico, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.

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

During the year ended December 31, 2014, American Express Global Business Travel booked one ticket on Iran Air, three tickets on Mahan Air and one hotel reservation at Homa Hotel Tehran. In addition, certain third-party service providers obtained approximately 50 visas from Iranian embassies and consulates around the world during the year ended December 31, 2014 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed us that it intends to continue to engage in this activity on a limited basis so long as such activity is permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the year ended December 31, 2014 it obtained 47 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of its clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. In June 2010, the Federal Reserve, the OCC, the FDIC and the OTS jointly issued final guidance on sound incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies, such as the Company, as well as all insured depository institutions, including Centurion Bank and AEBFSB. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage imprudent risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices of a banking institution that are identified by the Federal Reserve or other banking regulators in connection with its review of such organization’s compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Additionally, in 2011, the Federal Reserve, the OCC, the FDIC, the OTS, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration issued proposed rulemaking pursuant to Dodd-Frank on incentive-based compensation practices. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more (such as the Company, Centurion Bank and AEBFSB) would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by offering “excessive” compensation or compensation that could lead the company to material financial loss. All covered institutions would be required to provide federal regulators with additional disclosures to determine compliance with the proposed rule and also to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as the Company, the proposed rule requires that at least 50 percent of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. Moreover, the board of directors of a covered institution with at least $50 billion in total consolidated assets must identify employees who have authority to expose an institution to substantial risk, evaluate and document the incentive-based compensation methods used to balance risk and financial rewards for the identified employees, and approve incentive-based compensation arrangements for those employees after appropriately considering other available methods for balancing risk and financial rewards. The comment period for this rule ended in May 2011. Although final rules have not yet been adopted, officials from the Federal Reserve have indicated that federal banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to what was initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect our ability to hire, retain and motivate key employees.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The anti-bribery provisions of the FCPA are enforced by the DOJ. The FCPA also requires us to strictly comply with certain accounting and internal controls standards, which are enforced by the SEC. In recent years, DOJ and SEC enforcement of the FCPA has become more intense. The U.K. Bribery Act, which took effect in July 2011, also prohibits commercial bribery, and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure to comply with the FCPA, the U.K. Bribery Act and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. The risk may be greater when we transact business, whether through subsidiaries or joint ventures or other partnerships, in countries with higher perceived levels of corruption. We have risk-based policies and procedures designed to detect and deter prohibited practices, provide specialized training, monitor our operations and payments, and investigate allegations of improprieties relating to transactions and the manner in which transactions are recorded. However, if our employees, contractors or agents fail to comply with applicable laws governing our international operations, the Company, as well as individual employees, may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products and other financial services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements, which you can find on pages 118-120 of our 2014 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Card Members’ spending outside such country and for the payment of Card bills by Card Members who are billed in a currency other than their local currency). Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Card Members of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management — Market Risk Management Process” on pages 53-54 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements, which appears on pages 118-120 of our 2014 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 24, 2015, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, Global Network and International Card Services

Mr. Buckminster (54) has been President, Global Network and International Card Services since February 2012. He has been President, International Consumer and Small Business Services of the Company since November 2009.

JAMES BUSH —	Executive Vice President, World Service

Mr. Bush (56) has been Executive Vice President, World Service since October 2009.

JEFFREY C. CAMPBELL —	Executive Vice President and Chief Financial Officer

Mr. Campbell (54) has been Executive Vice President, Finance, of the Company since July 2013 and Executive Vice President and Chief Financial Officer of the Company since August 2013. Mr. Campbell joined American Express from McKesson Corporation, a health care services company, where he served as Executive Vice President and Chief Financial Officer since 2004.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer

Mr. Chenault (63) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX —	Chief Human Resources Officer

Mr. Cox (51) has been Chief Human Resources Officer of the Company since April 2005.

EDWARD P. GILLIGAN —	President

Mr. Gilligan (55) has been President of the Company since April 2013. He has been head of the Company’s Global Consumer and Small Business Card Issuing, Network and Merchant businesses since October 2009. Prior thereto, he had been Vice Chairman of the Company and head of the Company’s Global Business-to-Business Group since July 2007.

MARC D. GORDON —	Executive Vice President and Chief Information Officer

Mr. Gordon (54) has been Executive Vice President and Chief Information Officer since September 2012. Mr. Gordon joined American Express from Bank of America, where he served as Enterprise Chief Information Officer from December 2011 until April 2012. Prior thereto, he had been Chief Technology Officer and head of Global Delivery Operations at Bank of America from May 2008 until November 2011.

ASH GUPTA —	Chief Risk Officer and President, Risk and Information Management

Mr. Gupta (61) has been President of Risk and Information Management and Chief Risk Officer since July 2007.

JOHN D. HAYES —	Executive Vice President and Chief Marketing Officer

Mr. Hayes (60) has been Executive Vice President since May 1995 and Chief Marketing Officer of the Company since August 2003.

MICHAEL J. O’NEILL —	Executive Vice President, Corporate Affairs and Communications

Mr. O’Neill (61) has been Executive Vice President, Corporate Affairs and Communications since September 2014. Prior thereto, he had been Senior Vice President, Corporate Affairs and Communications since March 1991.

NEAL SAMPLE —	President, Enterprise Growth

Mr. Sample (40) has been President, Enterprise Growth since September 2014. Prior thereto, he had been Executive Vice President, Chief Information Officer and Chief Marketing Technologist for Enterprise Growth since April 2012. Mr. Sample joined American Express from eBay where he served as the Chief Technology Officer of X.commerce, eBay’s open development and commerce platform, from May 2011 until April 2012. Prior thereto, he was the Vice President of Architecture and Platform Products at eBay from September 2010 until May 2011. Prior thereto, he was a Vice President at Yahoo! from 2008 until 2010.

LAUREEN E. SEEGER —	Executive Vice President and General Counsel

Ms. Seeger (53) has been Executive Vice President and General Counsel since July 2014. Ms. Seeger joined American Express from McKesson Corporation where she served as Executive Vice President, General Counsel and Chief Compliance Officer since 2006.

JOSHUA G. SILVERMAN —	President, Consumer Products and Services

Mr. Silverman (46) has been President, Consumer Products and Services since July 2011. Before joining American Express, Mr. Silverman served as Executive in Residence for Greylock Ventures, a venture capital firm, from October 2010 until June 2011. Mr. Silverman was the Chief Executive Officer of Skype from March 2008 until October 2010.

SUSAN SOBBOTT —	President, Global Corporate Payments

Ms. Sobbott (50) has been President, Global Corporate Payments since January 2014. Prior thereto, she had been President, American Express OPEN since 2004.

STEPHEN J. SQUERI —	Group President, Global Corporate Services

Mr. Squeri (55) has been Group President, Global Corporate Services since November 2011. Prior thereto, he had been Group President, Global Services since October 2009. From May 2005 to October 2009, he served as Executive Vice President and Chief Information Officer for the Company.

ANRÉ WILLIAMS —	President, Global Merchant Services

Mr. Williams (49) has been President of Global Merchant Services since November 2011. Prior thereto, he had been President of Global Corporate Payments since June 2007.

EMPLOYEES

We had approximately 54,000 employees on December 31, 2014.

GUIDE 3 — STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

You can find certain statistical disclosures required of bank holding companies starting on page A-1, which are incorporated herein by reference.

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

If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative effect on the trading price of our securities.

Economic and Market Risks

Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations.

Our results of operations are materially affected by economic and market conditions, both in the United States and elsewhere around the world. Uncertain expectations for a global economic recovery have had, and may continue to have, an adverse effect on us, in part because we are very dependent upon consumer and business behavior. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on our Cards and the ability and willingness of Card Members to pay amounts owed to us. If economic conditions were to worsen, we could experience adverse effects on our results of operations and financial condition.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, our profitability. An economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower demand for credit, lower corporate earnings or lower business investment is likely to materially and adversely affect our business, results of operations and financial condition. Furthermore, such factors may cause our earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting the trading price of our common shares.

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

We held approximately $4.4 billion of investment securities of state and municipal obligations as of December 31, 2014. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio. While we do not have any material exposure to European sovereign debt as of December 31, 2014, economic disruptions in other countries, even in countries in which we do not conduct business or have operations, could adversely affect us.

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

Our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on investor demand. Disruptions, uncertainty or volatility across the financial markets could negatively impact market liquidity and limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. Market disruption and volatility could have an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

For a further discussion of our liquidity and funding needs, see “Financial Review — Funding Programs and Activities” on pages 43-45 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

Any reduction in our and our subsidiaries’ credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.

Although our and our subsidiaries’ long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt were downgraded during the second quarter of 2009 by Moody’s Investors Services (“Moody’s”) and Standard & Poor’s (“S&P”), two of the major rating agencies. The rating agencies regularly evaluate us and our subsidiaries, and their ratings of our and our subsidiaries’ long-term and short-term debt are based on a number of factors, including financial strength as well as factors not within our control, including conditions affecting the financial services industry generally, and the wider state of the economy. There can be no assurance that we and our subsidiaries will maintain our current respective ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we and our subsidiaries are able to obtain funding.

We cannot predict what actions rating agencies may take. As with other companies in the financial services industry, our and our subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital.

During 2014, approximately 28 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the U.S. dollar value of the revenues from our international operations and have a material adverse effect on our results of operations. For the year ended December 31, 2014, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $34.3 billion by approximately $0.4 billion as the U.S. dollar strengthened against many currencies over the course of the year, and we currently expect foreign exchange to have an adverse impact on our results in 2015.

Legal and Regulatory Risks

Ongoing legal proceedings regarding our non-discrimination and honor-all-cards provisions in merchant contracts could require changes to those provisions that could result in a material loss of revenue or increased expenses, substantial monetary judgments and/or damage to our reputation and brand.

The DOJ and certain states’ attorneys general have brought an action against us alleging that the provisions in our Card acceptance agreements with merchants that prohibit merchants from discriminating against our Card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement and have been dismissed as parties pursuant to that agreement, which was approved by the Court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. On February 19, 2015, the Court found that the challenged provisions were anticompetitive and will now determine the scope of the remedy when it enters judgment in the case. We intend to vigorously pursue an appeal of the decision and judgment. In addition, we are a defendant in a number of actions, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our Card acceptance agreements. In December 2013, we agreed to settle these merchant class actions and the settlement agreement has been preliminarily approved by the Court. There can be no assurance that the Court will grant final approval of the settlement agreement, which can be impacted by objections to the settlement agreement by plaintiffs and other parties, as well as by the appeals process. A description of these legal proceedings is contained in “Legal Proceedings” below.

An adverse outcome in these proceedings against us (including an adverse final judgment following appeal in the DOJ and state action) could materially and adversely impact our profitability, require us to change our merchant agreements in a way that could expose our Card products to increased steering, selective acceptance or other forms of discrimination at the point of sale that would impair our Card Members’ experience, could impose substantial monetary damages and/or could damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to our business practices and materially and adversely impact our profitability.

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

We are also subject to extensive government regulation and supervision in jurisdictions around the world, both as a participant in the financial services industry and otherwise. Among other things, as a result of regulators enforcing existing laws and regulations, we could be fined, required to pay restitution, prohibited from engaging in some of our business activities, subjected to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. Regulatory action could cause significant damage to our reputation and brand and any change to our business practices that makes our products and services less attractive to our customers could adversely affect our results of operations and financial condition. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, the profitability of our operations outside the United States may be adversely affected.

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

In addition to proposed legislation affecting the financial services industry, our results of operations could be adversely impacted by other legislative action or inaction, including the failure of the U.S. Congress to continue the renewal of the active financing exception to Subpart F of the Internal Revenue Code, which could increase our effective tax rate and have an adverse impact on our net income.

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

See “Supervision and Regulation” above for more information about the material laws and regulations to which we are subject.

Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or adverse effects on our business.

Businesses in the payments industry have historically been subject to significant legal actions and investigations alleging violations of competition/antitrust law, consumer protection law and intellectual property rights, among others. Many of these actions have included claims for substantial compensatory or punitive damages, penalties and fines. The continued focus of merchants on the costs of accepting various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business.

Financial institutions, such as us, have faced significant regulatory scrutiny over the past several years, which has increasingly led to public enforcements actions. The Company and its subsidiaries have been subject to regulatory actions by the CFPB and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. Recently, several large financial institutions have announced well-publicized public settlements of regulatory enforcement actions that have been dramatically larger in size than those seen historically. The recent trend towards larger settlement amounts could lead to a more adverse outcome for a financial institution involved in an enforcement action in the future. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business.

The current environment of additional regulation, enhanced compliance efforts and increased regulatory investigations and enforcement is likely to continue to result in changes to practices, products and procedures, increased costs related to regulatory oversight, supervision and examination, and additional restitution to Card Members. Litigation and regulatory actions generally could subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations.

We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our financial condition would be adversely affected.

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

The capital requirements applicable to the Company and TRS as bank holding companies and our U.S. banking subsidiaries have been substantially revised to implement the international Basel III framework and are in the process of being phased-in. Once these revisions are fully phased-in, the Company, TRS and our U.S. banking subsidiaries will be required to satisfy more stringent capital adequacy standards than in the past. We estimate that, had Basel III been fully phased-in during the fourth quarter of 2014, the Company’s capital ratios under the U.S. Basel Capital III Rules would have exceeded the minimum requirements. This estimate could change in the future. As part of our required stress testing, both internally and by the Federal Reserve, we must continue to comply with applicable capital standards in the adverse and severely adverse economic scenarios published by the Federal Reserve each year. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the New Capital Rules as they are phased-in.

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

Similarly, the Company, AEBFSB and Centurion Bank are subject to new liquidity rules, including the Basel III-based LCR, focused on a 30-day horizon, and complementary liquidity rules under the Dodd-Frank Act’s enhanced prudential standards for institutions having $50 billion or more in total consolidated assets. Additionally, the Basel Committee has adopted the NSFR as a liquidity measure, focused on a one-year time horizon, for internationally active banks. The U.S. federal banking regulators have not yet proposed rules implementing the NSFR in the United States.

Accordingly, there continues to be substantial uncertainty regarding significant portions of the capital and liquidity regime that will apply to us and our U.S. banking subsidiaries, and, as a result, the ultimate impact these capital and liquidity requirements will have on our long-term capital and liquidity planning and the results of our operations.

While we expect to meet the requirements of the New Capital Rules (inclusive of the capital conservation buffer) and the LCR, each as phased-in by the Federal Reserve, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital and liquid asset levels could also lower our return on equity. Failure to meet current or future capital or liquidity requirements, including those imposed by the New Capital Rules, the LCR or by regulators in implementing other portions of the Basel III framework, could materially adversely affect our financial condition.

Compliance with capital adequacy and liquidity rules, including the New Capital Rules and the LCR, will require a material investment of resources. Although we have current estimates of risk weight calculations under the Basel III standardized approach, we cannot assure you that our current estimates will be correct and we may need to hold significantly more regulatory capital than we currently estimate in order to maintain a given capital ratio. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules may also negatively impact the assessment of the Company, TRS and its U.S. banking subsidiaries by federal banking regulators.

For more information on capital adequacy requirements, see “Financial Holding Company Status and Activities — Capital Adequacy and Liquidity” under “Supervision and Regulation” above.

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock. Our subsidiaries are also subject to restrictions that limit their ability to pay dividends to us, which may adversely affect our liquidity.

We are limited in our ability to pay dividends and repurchase capital stock by our regulators who have broad authority to prohibit any action that would be considered an unsafe or unsound banking practice. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. We are also subject to a requirement to submit capital plans that include, among other things, projected dividend payments and repurchases of capital stock, to the Federal Reserve for review. As part of the capital planning and stress testing process, our proposed capital actions are assessed against our ability to satisfy applicable capital requirements in the event of a stressed market environment. If our capital plan is not approved for any reason or if we fail to satisfy applicable capital requirements, our ability to undertake capital actions may be restricted. A failure to increase dividends along with our competitors, or any reduction of, or elimination of, our common stock dividend or share repurchase program would likely adversely affect the market price of our common stock and market perceptions of American Express.

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be prohibited, subject to certain exceptions, in the event that we do not declare and pay in full dividends for the last preceding dividend period of our Series B preferred stock.

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

For more information on bank holding company and depository institution dividend restrictions, see “Supervision and Regulation — Financial Holding Company Status and Activities — Dividends” above, as well as “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 42 and Note 23 to our Consolidated Financial Statements on pages 116-117 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has evolved and increased significantly. For example, we are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our Cards may be used, and the types of customers and merchants who can obtain or accept our Cards. Activity such as money laundering or terrorist financing involving our Cards could result in enforcement action, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions. In addition, Member States of the European Economic Area have implemented the Payment Services Directive for electronic payment services that put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. The Directive is now undergoing review and further changes, as yet to be defined, are anticipated. Complying with these and other regulations increases our costs and can reduce our revenue opportunities.

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

Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. In recent years, several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and MasterCard and the fees merchants are charged to accept cards, as well as the terms for merchant card acceptance, including terms relating to non-discrimination and honor-all-cards. For example, certain countries in the EU (e.g., Poland, Hungary, Spain) have enacted local regulation on interchange fees. The EU itself moved significantly toward finalizing EU-wide regulation in 2014 that would cap interchange fees and regulate several other matters related to merchant card acceptance, as described below. In Mexico, the government passed payment network laws that give the central bank and National Banking Commission, acting together, the power to issue regulations about payment systems including interchange and other fees. In Malaysia, the National Bank has issued rules on the regulation of interchange fees and other matters related to card acceptance. In some cases such regulation extends to certain aspects of our business, for example, financial arrangements with GNS partners or terms of card acceptance for merchants. In addition, regulators in Canada, Hungary, Italy, Poland, Switzerland, the United Kingdom and the EU, among others, have conducted antitrust-related investigations into, or initiated proceedings with respect to, multilateral interchange fees that are ongoing, concluded or on appeal. In some cases these investigations have led to changes in network practices, such as non-discrimination and honor-all-card provisions.

The interchange fee, which is the collectively set fee paid by the merchant acquirer to the card issuing bank in certain payment networks, is generally the largest component of the merchant service charge charged to merchants for debit and credit card acceptance in these systems. By contrast, the American Express network does not have such interchange fees. For this reason, as well as the fact that Visa and MasterCard are the dominant card networks, the regulators’ focus has primarily been on these networks. However, antitrust actions and government regulation relating to merchant pricing could ultimately affect all networks. Among other impacts, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

Dodd-Frank prohibits payment card networks from restricting merchants from offering discounts or incentives to encourage customers to pay with particular forms of payment such as cash, check, credit or debit cards, so long as offers to encourage credit or debit card payments do not discriminate on the basis of the network or issuer. Further, to the extent required by federal law or applicable state law, the discount or incentive must be offered to all prospective buyers and must be clearly and conspicuously disclosed. Dodd-Frank also permits U.S. merchants to establish minimum purchase amounts of no more than $10 for credit card purchases, provided that the merchants do not discriminate between networks or issuers. Federal government agencies and institutions of higher learning are also permitted to establish maximum amounts for credit card purchases provided they do not discriminate between networks or issuers. As a result of this law, customers may be incentivized by merchants to move away from the use of charge and credit card products to other forms of payment, such as debit, which could adversely affect our revenues and profitability. In addition, a number of lawsuits have been filed by merchants seeking to overturn some of the existing state laws in the United States banning credit card surcharges.

In the EU, new, sweeping regulatory changes in the card payment sector, including the introduction of price regulation, the elimination of honor-all-cards and “anti-steering” rules, and requirements on granting access to our network, among other important changes, moved forward significantly during 2014 and are now nearly final. For a description of certain of the proposals and their potential impacts on us, see “Global Network & Merchant Services — Regulation” above. These and other potential or proposed legislative and regulatory changes could significantly limit our flexibility to compete with the more entrenched bankcard networks and negatively impact the discount revenue derived from our business in the EU as a result of downward pressure on the discount rate from anticipated decreases in competitor pricing in connection with the proposed caps on interchange fees. We will also be required to change certain of our business practices, including contractual provisions relating to card acceptance by merchants, and alter our business relationships in the EU, including arrangements with GNS partners, which could result in an adverse impact on our Cards-in-force and transaction volumes. The proposed legislation also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.

The impact of the evolving regulatory environment on our business and operations, including in connection with the matters discussed above, depends upon a number of factors including final implementing regulations, guidance and interpretations of regulatory agencies, supervisory actions and priorities, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment may increase our compliance costs or result in a reduction of transactions processed on our networks or merchant discount revenues from such transactions, which could materially and adversely impact our results of operations. Increased regulatory focus could also require us to limit or change our business practices or product offerings, limit our ability to pursue business opportunities, limit fees we can charge for services, or otherwise materially and adversely affect our results of operations.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, or to protect our intellectual property, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management and analysis, customer interactions and communications, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new technologies applicable to the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our Cards, networks and other services. Because of evolving payments technologies and the competitive landscape, we may not, among other things, be successful in increasing or maintaining our share of online spending and enhancing our Card Members’ digital experience, which could have an adverse effect on our revenues and profitability. We also expect increased regulatory and legal scrutiny and requirements with respect to data privacy and protection in connection with these new technologies. Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may be limited by patent rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by a need for industry-wide standards, by resistance to change from Card Members or merchants, by the complexity of our systems or by intellectual property rights of third parties.

We rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents and controls on access and distribution. These measures may not prevent misappropriation of our proprietary information or infringement of our intellectual property rights and a resulting loss of competitive advantage. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement claim against us could cause us to lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages.

Regulation in the areas of privacy, information security and data protection could increase our costs and affect or limit how we collect and/or use personal information and our business opportunities.

We are subject to various applicable privacy, data protection and information security laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, in the United States, certain of our businesses may be subject to the Gramm-Leach-Bliley Act and implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties; requires that financial institutions provide certain disclosures to consumers about their data collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions); and requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution. For more information on the GLBA and various state laws, see “Privacy and Data Protection” under “Supervision and Regulation” above.

In the EU, the European Data Protection Directive, which obligates the controller and/or processor of an individual’s personal data to, among other things, take the necessary technical and organizational measures to protect personal data, has been implemented through local laws in Member States. As these laws are interpreted throughout the EU, compliance costs are increasing, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

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

Recent account data compromise events at large retailers, as well as the disclosure of the monitoring activities by certain governmental agencies, have resulted in heightened legislative and regulatory focus on privacy, data protection and information security around the world. Legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing laws to technology developments can be uncertain, increasing compliance risk.

Compliance with current or future privacy, data protection and information security laws to which we are subject affecting customer and/or employee data could result in higher compliance and technology costs and could restrict our ability to fully exploit our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand. In recent years, there has been increasing enforcement activity in the areas of privacy, data protection and information security in various countries in which we operate.

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

The payments industry is highly competitive, and we compete with a wide variety of financial payment products, including charge, credit and debit card networks and issuers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and ACH), as well as evolving alternative payment mechanisms, systems and products, such as aggregators and web-based payment platforms (e.g., PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), digital currencies, prepaid systems, gift cards and other systems linked to payment cards.

We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind Visa, MasterCard and China UnionPay. We believe Visa and MasterCard are larger than we are in most countries. As a result, competitive card issuers and acquirers on the Visa and MasterCard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of Visa and MasterCard. We are also subject to increasing pricing pressure from our competitors.

In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, including larger cash reserves, may offer a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to achieve broader brand recognition, cobrand card programs or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. Our competitors may also be more efficient in introducing innovative products, programs and services on different platforms than we are.

Internationally, competition remains fierce, and as a result, we may not be successful in accelerating our growth outside the United States through proprietary consumer, small business and corporate products, GNS partners and alternative payment vehicles such as prepaid services.

New technologies, including continuing advancements in the areas of proximity payment devices (such as contactless cards) and remote payment technologies (such as cloud-based accounts), and evolving consumer behavior are rapidly changing the way people interact with each other and transact business all around the world. In this connection, traditional and non-traditional competitors such as mobile, technology and telecommunications companies and aggregators are working to deliver digital and mobile payment services for both consumers and merchants. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our success will depend in part on our ability to develop new technologies and adapt to technological changes and evolving industry standards. If we are unable to continue to keep pace with innovation, manage the shift to mobile, device-based and multi-channel commerce or improve the quality of the Card Member experience, our business and results of operations could be adversely affected.

Spending on our Cards and prepaid accounts could continue to be impacted by increasing consumer usage of debit cards issued on competitive networks. In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online.

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

To the extent alternative payment mechanisms, systems and products continue to successfully expand in the online and mobile payments space, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. If we are not able to differentiate ourselves from our competitors, drive value for our customers and/or effectively grow in areas such as mobile and online payments, fee-based services and emerging technologies, we may not be able to compete effectively against these threats. Many of our growth initiatives involve new areas for us and we may not be successful in executing our strategy. Our failure to drive adoption of new products and services, including new technology and payment options such as the prepaid products and services that we offer through our Enterprise Growth Group, would negatively impact our future growth.

To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. We may face additional compliance and regulatory risk to the extent that we expand into new business areas and we may need to dedicate more expense, time and resources to comply with regulatory requirements than our competitors, particularly those that are not regulated financial institutions. In addition, companies that control access to consumer and merchant payment method preferences through digital wallets, mobile applications or at the point of sale could choose not to accept or could suppress use of our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets and applications, impacting our profitability on transactions. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could slow our growth in international regions. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships could have higher cost structures than our current arrangements, adversely impact our average discount rate or dilute our brand.

Regulators have recently put forward various proposals that may impact our businesses, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose taxes or fees on certain financial institutions. These or similar proposals, as well as the outcomes of litigation, which may not apply to all of our competitors, could impact our ability to compete effectively.

We face continued intense competitive pressure that may impact the prices we charge merchants that accept our Cards for payment for goods and services.

Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Card Member spending. Discount revenue, which represents generally fees charged to merchants when Card Members use their Cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. We have been under increasing market pressure, including pressure created by regulatory-mandated reductions to competitors’ pricing, to reduce merchant discount rates and undertake other repricing initiatives. We also face pressure from competitors that have other sources of income or lower expense bases that can make their pricing more attractive to key business partners and merchants. Merchants are also able to negotiate incentives and pricing concessions from us as a condition to accepting our Cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives and/or concessions we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives.

In addition, differentiated payment models from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. Some merchants also continue to invest in their own payment solutions, such as CurrentC on the Merchant Customer Exchange, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rate and billed business volumes.

A continuing priority of ours is to drive greater and differentiated value to our merchants, which, if not successful, could negatively impact our discount revenue and financial results. If we continue to experience a decline in the average merchant discount rate, we will need to find ways to offset the financial impact by increasing billed business volumes, increasing other sources of revenue, such as fee-based revenue or interest income, or both. We may not succeed in sustaining merchant discount rates or offsetting the impact of declining merchant discount rates, particularly in the current regulatory environment, which could materially and adversely affect our revenues and profitability, and therefore our ability to invest in innovation and in value-added services to merchants and Card Members.

An increasing prevalence of surcharging by merchants could materially adversely affect our business and results of operations.

In certain countries, such as Australia and certain Member States in the EU, merchants are permitted by law to surcharge card purchases. The number of countries in the EU that permit surcharging could increase as the European Parliament and the European Council meet with the Commission to finalize changes to EU law on surcharging, as discussed in “Global Network & Merchant Services — Regulation” above. We cannot predict the final form, or effects on us, of this proposed legislation. In Australia, we have seen selective, but increasing, merchant surcharging on American Express Cards in certain merchant categories and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging.

In December 2013, we announced the proposed settlement of U.S. merchant class action lawsuits under which we would change our U.S. Card acceptance agreement provisions to permit merchants to surcharge American Express charge and credit Card transactions no more than the surcharge on other charge and credit cards or other forms of payment the merchant accepts (other than cash, checks, debit cards or inter-bank transfers). While we continue to believe surcharging is not a customer-friendly practice, this proposed settlement provides merchants with additional flexibility to surcharge American Express charge and credit Cards on an equal basis with other charge and credit cards, even if the merchant does not surcharge debit cards. We will not be required to put these contract changes into effect any sooner than the date that the settlement agreement receives final approval, including any appeal period. If the settlement receives final approval, these contract changes, combined with U.S. merchants’ options under Dodd-Frank to offer discounts or incentives to induce payment by debit cards, could shift spending from American Express charge and credit Cards to debit cards. For more detail on the proposed settlement, see “Legal Proceedings” below.

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

We may not be successful in our efforts to promote Card usage through our marketing, promotion, merchant acceptance and rewards programs, or to effectively control the costs of such programs, both of which may impact our profitability.

Our business is characterized by the high level of spending by our Card Members. Increasing consumer and business spending on our payment services products, particularly credit and charge Cards and prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. It also depends on our continued expansion of merchant acceptance of our Cards. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

One of the ways in which we attract new Card Members, reduce Card Member attrition and seek to retain or capture a greater share of customers’ total spending is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. In addition, we may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion and rewards expenses and Card Member services expenses.

Our prospects for growth also depend on our ability to innovate by offering new payment services products. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. In addition, many credit card issuers have instituted rewards and cobrand programs that are similar to ours, and issuers may in the future institute programs and services that are more attractive than ours.

If we continue to increase our investments in marketing, promotion and rewards programs, we will need to find ways to offset the financial impact by increasing payments volume, increasing other areas of revenues such as fee-based revenues or both. We may not succeed in doing so, particularly in the current regulatory environment.

Our brand and reputation are key assets of our Company, and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of ours, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, merchant acceptance, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents — could erode trust and confidence and damage our reputation among existing and potential Card

Members and corporate clients, which could make it difficult for us to attract new Card Members and customers and maintain existing ones. Negative public opinion could also result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance and the use and protection of customer information, and from actions taken by regulators or others in response to such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.

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

We may not be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•	Increasing penetration in payments and merchant coverage

•	Continuing to expand internationally through proprietary and GNS offerings

•	Expanding our presence in the digital payments space, including online and mobile channels

•	Growing our loyalty coalition business, Loyalty Partner, and our newer payment products, including American Express Serve and Bluebird

The process of developing new products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. In addition, we may underestimate the time and expense we must invest in new products and services before they generate material revenues, if at all.

We also continue to pursue a disciplined expense-management strategy, including reengineering operations. However, there is no guarantee that we will be able to control the growth of expenses in the future, particularly as expenses incurred in our foreign entities are subject to foreign exchange volatility. In addition, regulatory compliance and legal and related costs are difficult to predict or control given the current regulatory and litigation environment. As cybersecurity threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or strengthen our protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure or invest in new technology designed to mitigate security risks. If we are unable to successfully manage our expenses, our financial results will be negatively affected. Moreover, we have incurred, and will continue to incur, costs of investing in our businesses. These investments may not be as productive as we expect or at all.

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

Information security risks for large financial institutions like us have generally increased in recent years. We have identified four categories of “threat actors” that we currently believe pose the greatest risk, namely cyber criminals, nation state sponsored groups, determined insiders and “hacktivists” or social objectors. These threat actors are using increasingly sophisticated methods to capture various types of information relating to Card Members’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft, to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. As outsourcing and specialization of functions within the payments industry increase, there are more third parties involved in processing transactions using our Cards and there is a risk the confidentiality, privacy and/or security of data held by third parties, including merchants that accept our Cards and our business partners, may be compromised, which could lead to unauthorized transactions on our Cards.

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

Our information technology systems, including our transaction authorization, clearing and settlement systems, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, telecommunications failures, fraud, denial-of-service and other cyber-attacks, terrorism, computer viruses, physical or electronic break-ins, or similar events. For example, we and other U.S. financial services providers have been the targets of distributed denial-of-service attacks from sophisticated third parties. Service disruptions could prevent access to our online services and account information, compromise company or customer data, and impede transaction processing and financial reporting. Inadequate infrastructure in lesser developed countries could also result in service disruptions, which could impact our ability to do business in those countries.

If our information technology systems experience a significant disruption or breach or if actual or perceived fraud levels or other illegal activities involving our Cards were to rise due to a data breach at a business partner, merchant or other market participant, employee error, malfeasance or otherwise, it could lead to regulatory intervention (such as mandatory card reissuance), increased litigation and remediation costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could reduce the use and acceptance of our Cards, and have a material adverse impact on our business. If such disruptions or breaches are not detected immediately, their effect could be compounded. Data breaches and other actual or perceived failures to maintain confidentiality, privacy and/or security of data may also negatively impact the assessment of the Company, TRS and its U.S. banking subsidiaries by banking regulators.

Successful cyber-attacks or data breaches at other large financial institutions, large retailers or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our products and services. Although we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

We have agreements with business partners that represent a significant portion of our business. We are exposed to risks associated with these business partners, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners. We also face substantial and increasingly intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Our cobrand portfolio accounted for less than 25 percent of our worldwide billed business for the year ended December 31, 2014 and less than 50 percent of our worldwide Card Member loans as of December 31, 2014. The volume of billed business and Card Member loans generated by our cobrand portfolio could decline significantly, including as a result of the termination of one or more cobrand arrangements. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the receivables generated with respect to its program, which could result in a significant decline in our Card Member loans outstanding.

Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically have high-spending loyal customers. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships, which could result in Card Member attrition or additional costs to retain Card Members. We also face the risk that existing relationships will be renegotiated with less favorable terms for us as competition for such relationships increases. The loss of business partners (whether by non-renewal at the end of the contract period or early termination) or the renegotiation of existing relationships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. For example, we recently announced that our U.S. cobrand relationship with Costco, one of our two largest cobrand relationships, is set to end on March 31, 2016. For a discussion on Costco and our expectations regarding the impact, see pages 20-21 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference. We were also unable to reach terms to renew our cobrand relationships with Costco in Canada and JetBlue recently. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could lessen our negotiating power with our remaining and prospective business partners.

We may be obligated to make or accelerate payments to certain business partners such as cobrand partners and merchants upon the occurrence of certain triggering events such as: (i) our filing for bankruptcy, (ii) our economic condition deteriorating such that our senior unsecured debt rating is downgraded significantly below investment grade by S&P and Moody’s, (iii) our ceasing to have a public debt rating, or (iv) a shortfall in certain performance levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain cobrand partners relating to our prepayments for loyalty program points that may not be fully redeemed. We are also exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular Card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our Cards.

The airline industry, which represents a significant portion of our billed business, has undergone bankruptcies, restructurings, consolidations and other similar events in the past. The airline industry accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2014. We have credit risk to the airline industry to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we will bear the loss for the amount credited to the Card Member.

Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our cobrand airline partners merged with an airline that had a competing cobrand card, the combined airline would have to determine which cobrand cards it would offer. Our largest airline cobrand portfolio, American Express’ Delta SkyMiles, accounted for approximately 6 percent of our worldwide billed business for the year ended December 31, 2014 and approximately 15 percent of worldwide Card Member loans as of December 31, 2014.

If an airline determined to withdraw from Membership Rewards or other benefits programs offered to Card Members, change the terms under which it participates in these programs or cease participating as an American Express cobrand partner, whether as the result of a merger or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion and Platinum Card Members, our business could be adversely affected. For additional information relating to the general risks related to the airline industry, see “Risk Management — Institutional Credit Risk — Exposure to the Airline Industry” on page 52 of our 2014 Annual Report to Shareholders, which is incorporated herein by reference.

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk, model risk and reputational risk. See “Risk Management” on pages 50-55 of our 2014 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Management of our risks in some cases depends upon the use of analytical and/or forecasting models. Although we have a governance framework for model development and independent model validation, the modeling methodology could be erroneous or the models could be misused. If our decisions are based on incorrect or misused model outputs and reports, we may face adverse consequences, such as financial loss, poor business and strategic decision-making, or damage to our reputation. In addition, some decisions our regulators make, including those related to our capital distribution plans, may be adversely impacted if they perceive the quality of our models to be insufficient.

We must effectively manage credit risk related to consumer debt, business loans, settlement with GNS partners, merchant and consumer bankruptcies, delinquencies and other credit trends that can affect spending on Card products, debt payments by individual and corporate customers and businesses that accept our Card products.

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both individual credit risk, principally from consumer and small business Card Member receivables and loans, and institutional credit risk from merchants, GNS partners, GCP clients and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks can contribute to credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Although delinquencies and charge-offs declined in 2014, we believe we are experiencing historical lows in these rates and they will be increasing over time. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds. In addition, our ability to recover amounts that we have previously written off may be limited, which could have a negative impact on our revenues.

Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the credit risks of our customers. In addition, our ability to manage credit risk may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions, changes in our mix of business or otherwise, could require us to increase our provision for losses and could have a material adverse effect on our results of operations and financial condition.

We must also effectively manage market and asset-liability risks to which we are exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We are exposed to market risk from interest rates in our Card business and in our investment portfolios. Changes in the interest rates at which we borrow and lend money affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net income, could fall. As of December 31, 2014, a hypothetical 1.0 percent increase in interest rates would have resulted in a decrease to our annual net interest income of approximately $212 million.

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

Many factors can influence the amount of our expenses, as well as how quickly they may increase. Our ongoing investments, which may be necessary to maintain a competitive business, may increase our expenses. We have regularly undertaken, and are currently undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion, rewards and infrastructure), enhance revenue-generating opportunities and improve our operating expense-to-revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures, outsourcing functions, moving internal and external functions to internet and mobile channels and planned staff reductions. If we do not successfully achieve these efforts in a timely manner or if the actions taken ultimately come at the expense of operational efficiency or compliance and control processes, we may not realize all or a significant portion of the benefits we intended. Failure to achieve or capitalize on these benefits or successfully manage our expenses could have a negative effect on our financial condition, results of operations and ability to achieve our previously announced financial targets.

We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be negatively impacted.

We have acquired a number of businesses, including our acquisitions of Revolution Money, Accertify and Loyalty Partner, and made a number of strategic investments. We may also evaluate other potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify suitable candidates, value potential investment or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, and complete proposed acquisitions and investments. Our failure to successfully integrate acquired companies, businesses or technologies into our existing operations could cause us to fail to realize the anticipated benefits of the acquisition or investment, incur unanticipated liabilities and harm our business generally.

As discussed under “Global Commercial Services” above, we created a new joint venture for our Global Business Travel operations in 2014. There can be no assurance that we will be able to realize the underlying assumptions related to the joint venture transaction, including accelerating the transformation and growth of the corporate travel business, creating additional investment capacity and enhancing its suite of products and services. We and the GBT JV face the risk of potential loss of key customers, vendors and other key business partners as a result of the joint venture transaction. Our failure to address these risks or other problems encountered in connection with the joint venture transaction could cause us to fail to realize the anticipated benefits of the transaction, incur unanticipated liabilities and adversely affect our operations.

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

As a source of funding, our U.S. banking subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through American Express Personal Savings. As of December 31, 2014, we had approximately $43.3 billion in total U.S. retail deposits. We face strong competition in the deposit markets, particularly as to brokerage networks. Aggressive pricing throughout the industry may adversely affect the retention of existing balances and the cost-efficient acquisition of new deposit funds, and may affect our growth and profitability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Customers could close their accounts or reduce balances or deposits in favor of products and services offered by competitors for other reasons. These shifts, which could be rapid, could result from general dissatisfaction with our products or services, including concerns over pricing, online security or our reputation.

Our ability to obtain deposit funding and offer competitive interest rates on deposits also is dependent on capital levels of our U.S. banking subsidiaries. The FDIA generally prohibits a bank, including Centurion Bank and AEBFSB, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A significant amount of our outstanding U.S. retail deposits has been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that it is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well-capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, and require an undercapitalized institution take certain actions applicable to significantly undercapitalized institutions.

While Centurion Bank and AEBFSB were considered “well capitalized” for these purposes as of December 31, 2014, there can be no assurance that they will continue to meet this definition. The New Capital Rules, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be well capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

We rely on third-party providers of various computer systems, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.

We operate a service network around the world. In order to achieve cost and operational efficiencies, we outsource to third-party vendors many of the computer systems and other services that are integral to the operations of our global businesses. A significant amount of this outsourcing occurs in developing countries. We also rely on third parties to interact with our customers, including through social media platforms and mobile technologies. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised, which could significantly harm our business even if the attack or breach does not impact our systems. In addition, the management of multiple third-party vendors increases our operational complexity and decreases our control. It is also possible that the cost efficiencies of certain outsourcings will decrease as the demand for these services increases around the world.

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

Special Note About Forward-Looking Statements

We have made various statements in this Report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above and on pages 64-66 of the 2014 Annual Report to Shareholders, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above and in the 2014 Annual Report to Shareholders are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements.

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

Other owned or leased principal locations currently include the American Express Service Centers in Fort Lauderdale, Florida, Phoenix, Arizona, Salt Lake City, Utah, Mexico City, Mexico, Sydney, Australia, Gurgaon, India and Brighton, England; the American Express Data Centers in Phoenix, Arizona and Greensboro, North Carolina; a multi-building campus in Phoenix, Arizona; the headquarters for American Express Services Europe Limited in London, England; and the Amex Bank of Canada and Amex Canada Inc. headquarters in Toronto, Ontario, Canada.

We own 40 acres of developable land in Sunrise, Florida, on which we plan to construct the new South Florida Campus.

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

We and our subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. In the course of our business, we and our subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. We believe we are not a party to, nor are any of our properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on our consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving us or our subsidiaries are described below.

For those legal proceedings and governmental examinations disclosed below where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $360 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, see Note 13 to our Consolidated Financial Statements, which can be found on pages 98-99 of our 2014 Annual Report to Shareholders.

Corporate Matters

During the last several years as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, we have responded to many inquiries from banking and competition authorities throughout the world.

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

The DOJ matter was coordinated pre-trial with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that our “anti-steering” provisions in our merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from steering consumers or offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief. Arbitration proceedings raising similar claims also have been filed.

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

In December 2013, we announced a proposed settlement of the Marcus case and the putative class actions challenging our “anti-steering” or non-discrimination provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. The final approval hearing was held on September 17, 2014 and we are awaiting decision.

A non-jury trial in the DOJ matter concluded on August 18, 2014. Closing arguments were held on October 9, 2014 following submission of post-trial proposed findings and briefs. On February 19, 2015, the trial court found that the challenged provisions were anticompetitive and will now determine the scope of the remedy when it enters judgment in the case. We intend to vigorously pursue an appeal of the decision and judgment. A trial date for the individual merchant actions has not been set. Defendants’ motion for summary judgment in the individual merchant actions is pending.

We are a defendant in a class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that our gift cards violate consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement.” We are also a defendant in Goodman v. American Express Travel Related Services, a putative class action pending in the United States District Court for the Eastern District of New York, that involves allegations similar to those made in Kaufman. Plaintiffs in Goodman have intervened in the Kaufman proceedings and will be subject to any final settlement in Kaufman that may be approved over their objections. On December 18, 2014, the Court denied final approval pending further proceedings.

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

International Matters

In a class action captioned Sylvan Adams v. Amex Bank of Canada, filed in the Superior Court of Quebec, District of Montreal in 2004, plaintiffs allege that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective Card Members. The action further alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class, consisting of all personal and small business Card Members residing in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. On June 11, 2009, following trial, the Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada and awarded damages in the amount of approximately CDN$13.1 million plus interest on the non-disclosure claims, and punitive damages in the amount of CDN$2.5 million. The Court of Appeal overturned the decision in part, with regard to the award of punitive damages. Amex Bank of Canada further appealed and that appeal was heard in the Supreme Court of Canada on February 13, 2014. On September 19, 2014, the Supreme Court of Canada denied the appeal. The judgment will be subject to a Court ordered claims administration process.

In a class action captioned Marcotte v. Bank of Montreal, et al., filed in the Superior Court of Quebec, District of Montreal in 2003, against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada, plaintiffs allege that conversion commissions made on foreign currency transactions are credit charges under the QCPA and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons residing in Quebec holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. On June 11, 2009, following trial, the Superior Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada and awarded damages in the amount of approximately CDN$8.3 million plus interest on the QCPA and non-disclosure claims and punitive damages in the amount of CDN$25 per Card Member. The Court of Appeal overturned the decision against Amex Bank of Canada and certain of the other co-defendants. The remaining co-defendants and the plaintiffs appealed and that appeal was heard by the Supreme Court of Canada on February 13, 2014. On September 19, 2014, the Supreme Court of Canada denied the co-defendants’ appeal but granted plaintiffs’ appeal in part, partially restoring the trial court’s award against Amex Bank of Canada as well as the punitive damages award against all defendants. The judgment will be subject to a Court ordered claims administration process.

Two purported class actions raising allegations similar to those in Marcotte and Adams have been filed in the Superior Court of Quebec, District of Montreal and the Superior Court of Quebec, District of Quebec City against Amex Bank of Canada. These cases cover foreign currency conversion commissions for the time frame starting as of January 1, 2008. These cases were withdrawn on January 28, 2015.

In a matter captioned Option Consommateurs and Benoit Fortin v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in July 2003), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges Amex Bank of Canada violated the QCPA by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. The class seeks reimbursement of all such finance charges, punitive damages, interest, fees and costs.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2014, we had 25,767 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements, which can be found on page 123 of our 2014 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, see “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” on page 42 and Note 23 to our Consolidated Financial Statements on pages 116-117 of our 2014 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation — Equity Compensation Plans” to be contained in the Company’s definitive 2015 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 11, 2015. The information to be found under such captions is incorporated herein by reference. Our definitive 2015 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2015 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

(b) Not applicable.

(c) Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014
Repurchase program(a)	3,460,800	$86.78	3,460,800	67,966,200
Employee transactions(b)	1,184	$87.62	N/A	N/A
November 1-30, 2014
Repurchase program(a)	3,952,702	$91.17	3,952,702	64,013,498
Employee transactions(b)	48,393	$89.13	N/A	N/A
December 1-31, 2014
Repurchase program(a)	5,250,088	$92.63	5,250,088	58,763,410
Employee transactions(b)	9,279	$91.41	N/A	N/A
Total
Repurchase program(a)	12,663,590	$90.55	12,663,590	58,763,410
Employee transactions(b)	58,856	$89.46	N/A	N/A

(a)	As of December 31, 2014, there were approximately 59 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization.

(b)	Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.

(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 124 of our 2014 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 18-66 of our 2014 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 50-55 and in Note 14 to our Consolidated Financial Statements on pages 100-103 of our 2014 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm,” the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 68-123 of our 2014 Annual Report to Shareholders are incorporated herein by reference.

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

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, appearing on pages 67 and 68 of our 2014 Annual Report to Shareholders, respectively, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2015 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 11, 2015, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Corporate Governance Principles and Practices — Board Independence”

•	Information included under the caption “Corporate Governance at American Express — Board Meetings and Board Committees — Director Attendance — Committee Membership and Meetings Held in 2014”

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

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 11, 2015, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements:

The financial statements filed as a part of this Report are listed on page 88 hereof under “Index to Financial Statements,” which is incorporated herein by reference.

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

February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/S/ KENNETH I. CHENAULT Kenneth I. Chenault Chairman, Chief Executive Officer and Director	/S/ THEODORE J. LEONSIS Theodore J. Leonsis Director

/S/ JEFFREY C. CAMPBELL Jeffrey C. Campbell Executive Vice President and Chief Financial Officer	/S/ RICHARD C. LEVIN Richard C. Levin Director

/S/ LINDA ZUKAUCKAS Linda Zukauckas Executive Vice President and Comptroller	/S/ SAMUEL J. PALMISANO Samuel J. Palmisano Director

/S/ CHARLENE BARSHEFSKY Charlene Barshefsky Director	/S/ STEVEN S REINEMUND Steven S Reinemund Director

/S/ URSULA M. BURNS Ursula M. Burns Director	/S/ DANIEL VASELLA Daniel Vasella Director

/S/ PETER CHERNIN Peter Chernin Director	/S/ ROBERT D. WALTER Robert D. Walter Director

/S/ ANNE LAUVERGEON Anne Lauvergeon Director	/S/ RONALD A. WILLIAMS Ronald A. Williams Director

February 24, 2015

AMERICAN EXPRESS COMPANY

INDEX TO CERTAIN STATISTICAL DISCLOSURES AND FINANCIAL STATEMENTS

	Form 10-K (Page)	Annual Report to Shareholders (Page)
Guide 3: Statistical disclosures by bank holding companies	A-1
Data incorporated by reference from 2014 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		67
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		68
Consolidated statements of income for each of the three years in the period ended December 31, 2014		70
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2014		71
Consolidated balance sheets at December 31, 2014 and 2013		72
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2014		73
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2014		74
Notes to consolidated financial statements		75
Consent of independent registered public accounting firm	F-1
Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 3, 4 and 26 to the Consolidated Financial Statements in our 2014 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company only, respectively.

*    *    *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2014 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Report, our 2014 Annual Report to Shareholders is not to be deemed filed as part of this report.

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2014 Annual Report to Shareholders, which information is incorporated herein by reference.

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

	2014			2013			2012
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$16,851	$41	0.2%	$19,230	$49	0.3%	$19,495	$49	0.3%
Non-U.S.	2,091	18	0.9	2,409	26	1.1	2,224	31	1.4
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	235	8	3.4	136	5	3.7	240	10	4.2
Short-term investment securities
U.S.	62	—	—	154	—	—	192	—	—
Non-U.S.	272	1	0.4	204	1	0.5	111	2	1.8
Card Member loans (c)
U.S.	57,826	5,778	10.0	54,845	5,555	10.1	52,907	5,354	10.1
Non-U.S.	8,211	1,072	13.1	8,431	1,111	13.2	8,594	1,114	13.0
Other loans
U.S.	547	49	9.0	329	29	8.8	203	20	9.9
Non-U.S.	209	30	14.4	235	23	9.8	301	23	7.6
Taxable investment securities (d)
U.S.	611	10	1.7	596	12	2.1	1,143	24	2.2
Non-U.S.	329	13	4.1	255	11	4.5	217	12	5.9
Non-taxable investment securities (d)
U.S.	3,806	154	6.4	4,331	175	6.3	4,747	204	6.8
Other assets (e)
Primarily U.S.	45	5	n.m.	222	8	n.m.	348	11	n.m.

Total interest-earning assets (f)	$91,095	$7,179	8.0%	$91,377	$7,005	7.8%	$90,722	$6,854	7.7%

U.S.	79,748	6,037		79,707	5,828		79,035	5,662
Non-U.S.	11,347	1,142		11,670	1,177		11,687	1,192

	2014	2013	2012
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,125	$2,082	$1,884
Non-U.S.	671	580	612
Card Member receivables, net
U.S.	21,679	21,197	20,701
Non-U.S.	22,701	21,386	20,351
Other receivables, net
U.S.	1,585	1,553	1,506
Non-U.S.	1,618	1,733	1,595
Reserves for Card Member and other loans losses
U.S.	(1,014)	(1,172)	(1,397)
Non-U.S.	(173)	(185)	(225)
Other assets (g)
U.S.	10,686	10,868	11,331
Non-U.S.	3,453	2,862	2,945

Total non-interest-earning assets	63,331	60,904	59,303

U.S.	35,061	34,528	34,025
Non-U.S.	28,270	26,376	25,278

Total assets	$154,426	$152,281	$150,025

U.S.	114,809	114,235	113,060
Non-U.S.	39,617	38,046	36,965
Percentage of total average assets attributable to non-U.S. activities	25.7%	25.0%	24.6%

(a)	Averages based on month end balances.

(b)	Amounts include (i) average interest-bearing restricted cash balances of $945 million, $832 million and $1,102 million for 2014, 2013 and 2012, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)	Average non-accrual loans were included in the average Card Member loan balances used to determine the average yield on loans in amounts of $269 million, $349 million and $463 million in U.S. as well as nil, $4 million and $5 million in non-U.S. for 2014, 2013 and 2012, respectively.

(d)	Average yields for both taxable and non taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive (loss) income. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

(e)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful (n.m.).

(f)	The average yield on total interest-earning assets is adjusted for the impacts of items mentioned in footnote (d).

(g)	Includes premises and equipment, net of accumulated depreciation and amortization.

	2014			2013			2012
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$34,689	$239	0.7%	$31,650	232	0.7%	$26,739	220	0.8%
Time	6,961	129	1.9	9,047	206	2.3	10,380	247	2.4
Demand	176	1	0.6	228	1	0.4	295	2	0.7
Non-U.S.
Other time and savings	7	1	14.3	3	—	6.4	193	8	4.2
Other demand	104	3	2.9	121	3	2.6	150	3	2.0
Short-term borrowings (b)
U.S.	1,060	2	0.2	767	1	0.1	1,353	3	0.2
Non-U.S.	2,534	21	0.8	2,454	21	0.9	2,260	22	1.0
Long-term debt (b)
U.S.	52,476	1,226	2.3	52,125	1,392	2.7	54,406	1,615	3.0
Non-U.S.	2,206	60	2.7	2,553	78	3.1	2,504	92	3.7
Other liabilities (c)
Primarily U.S.	353	25	n.m.	325	24	n.m.	317	14	n.m.

Total interest-bearing liabilities	$100,566	$1,707	1.7%	$99,273	$1,958	2.0%	$98,597	$2,226	2.3%

U.S.	95,715	1,622		94,142	1,856		93,490	2,101
Non-U.S.	4,851	85		5,131	102		5,107	125
Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	3,641			4,075			4,458
Non-U.S.	128			129			165
Accounts payable
U.S.	7,321			7,225			6,726
Non-U.S.	5,084			4,989			4,238
Customer Deposits (d)
U.S.	349			167			—
Non-U.S.	358			229			—
Other liabilities
U.S.	12,350			12,507			12,017
Non-U.S.	4,375			4,433			4,398

Total non-interest-bearing liabilities	33,606			33,754			32,002

U.S.	23,661			23,974			23,201
Non-U.S.	9,945			9,780			8,801

Total liabilities	134,172			133,027			130,599

U.S.	119,376			118,116			116,691
Non-U.S.	14,796			14,911			13,908

Total shareholders’ equity	20,254			19,254			19,426

Total liabilities and shareholders’ equity	$154,426			$152,281			$150,025

Percentage of total average liabilities attributable to non-U.S. activities	11.0%			11.2%			10.6%
Interest rate spread			6.3%			5.8%			5.4%

Net interest income and net average yield on interest-earning assets (e)		$5,472	6.1%		$5,047	5.6%		$4,628	5.2%

(a)	Averages based on month end balances.

(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument.

(c)	Amounts include (i) average deferred compensation liability balances, which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful (n.m.).

(d)	Beginning in the first quarter of 2013, the Company reclassified prospectively its Card Member credit balances from Card Member loans, Card Member receivables and Other liabilities to Customer deposits. Immaterial amounts of other non-interest-bearing deposits for 2012 remain included in interest-bearing deposits. U.S. non-interest-bearing customer deposits include average Card Member credit balance of $313 million and $150 million for the year 2014 and 2013, respectively and Non-U.S. non-interest-bearing customer deposits include average Card Member credit balance of $344 million and $219 million for the year 2014 and 2013, respectively.

(e)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in footnote (d) from the previous table.

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

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$(6)	$(2)	$(8)	$(1)	$1	$—
Non-U.S.	(3)	(5)	(8)	3	(8)	(5)
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	4	(1)	3	(4)	(1)	(5)
Short-term investment securities
U.S.	—	—	—	—	—	—
Non-U.S.	—	—	—	2	(3)	(1)
Card Member loans
U.S.	302	(79)	223	196	5	201
Non-U.S.	(29)	(10)	(39)	(21)	18	(3)
Other loans
U.S.	19	1	20	12	(3)	9
Non-U.S.	(3)	10	7	(5)	5	—
Taxable investment securities
U.S.	—	(2)	(2)	(11)	(1)	(12)
Non-U.S.	3	(1)	2	2	(3)	(1)
Non-taxable investment securities
U.S.	(23)	2	(21)	(16)	(13)	(29)
Other assets
Primarily U.S.	(6)	3	(3)	(4)	1	(3)

Change in interest income	258	(84)	174	153	(2)	151

Interest-bearing liabilities
Customer deposits
U.S.
Savings	22	(15)	7	40	(28)	12
Time	(47)	(30)	(77)	(32)	(9)	(41)
Demand	—	—	—	—	(1)	(1)
Non-U.S.
Other time and savings	—	1	1	(8)	—	(8)
Other demand	—	—	—	(1)	1	—
Short-term borrowings
U.S.	—	1	1	(1)	(1)	(2)
Non-U.S.	1	(1)	—	2	(3)	(1)
Long-term debt
U.S.	9	(175)	(166)	(68)	(155)	(223)
Non-U.S.	(11)	(7)	(18)	2	(16)	(14)
Other liabilities
Primarily U.S.	2	(1)	1	—	10	10

Change in interest expense	(24)	(227)	(251)	(66)	(202)	(268)

Change in net interest income	$282	$143	$425	$219	$200	$419

(a)	Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Loans and Card Member Receivables Portfolios

The following table presents gross loans and gross Card Member receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Refer to Notes 3 and 4 to the Consolidated Financial statements in our 2014 Annual Report to Shareholders for additional information.

December 31, (Millions)	2014	2013	2012	2011	2010
Loans (a) (b)
U.S. loans
Card Member (c) (d)	$62,592	$58,530	$56,104	$53,850	$51,738
Other (e)	726	411	285	108	44
Non-U.S. loans
Card Member (c) (d)	7,793	8,708	9,125	8,771	9,112
Other (e)	206	210	286	329	392

Total loans	$71,317	$67,859	$65,800	$63,058	$61,286

Card Member receivables (a) (b)
U.S. Card Member receivables
Consumer (f)	22,468	21,842	21,124	20,645	19,155
Commercial (g)	9,082	8,480	7,924	7,495	6,439
Non-U.S. Card Member receivables
Consumer (f)	7,800	7,930	7,967	7,412	6,852
Commercial (g)	5,501	5,911	5,751	5,338	4,820

Total Card Member receivables	$44,851	$44,163	$42,766	$40,890	$37,266

(a)	As of December 31, 2014, the Company had approximately $278 billion of unused credit available to Card Members. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

(b)	As of December 31, 2014, the Company’s exposure to any concentration of gross loans and Card Member receivables combined, which exceeds 10 percent of total loans and Card Member receivables is further split between $101 billion for individuals and $15 billion for commercial. Loans and Card Member receivables concentrations are defined as loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions. Refer to Note 24 to the Consolidated Financial Statements in our 2014 Annual Report to Shareholders for additional information on concentrations.

(c)	Card Member loans include unamortized net card fees of $140 million and $134 million for 2011 and 2010 respectively. Beginning in 2012, unamortized net card fees are reported under Other liabilities.

(d)	Represents loans to individual and small business consumers.

(e)	Other loans primarily represent loans to merchants and a store card loan portfolio.

(f)	Represents receivables from individual and small business charge card consumers.

(g)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and Card Member receivables by customer type and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2014
	Within 1 year (a)(b)	1-5 years (b)(c)	After 5 years (c)	Total
Loans
U.S. loans
Card Member	$62,512	$80	$—	$62,592
Other	404	157	165	726
Non-U.S. loans
Card Member	7,790	1	2	7,793
Other	151	55	—	206

Total loans	$70,857	$293	$167	$71,317

Loans due after one year at fixed interest rates		$252	$78	$330
Loans due after one year at variable interest rates		41	89	130

Total loans		$293	$167	$460

Card Member receivables
U.S. Card Member receivables
Consumer	$22,467	$1	$—	$22,468
Commercial	9,082	—	—	9,082
Non-U.S. Card Member receivables
Consumer	7,800	—	—	7,800
Commercial	5,501	—	—	5,501

Total Card Member receivables	$44,850	$1	$—	$44,851

(a)	Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s Card Members will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2014.

(b)	Card Member receivables are immediately due upon receipt of Card Member statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for Card Members that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.

(c)	Card Member and other loans due after one year primarily represent installment loans and approximately $83 million of TDRs.

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

December 31, (Millions)	2014	2013	2012	2011	2010
Loans
Non-accrual loans (a)
U.S.	$241	$294	$433	$529	$628
Non-U.S.	—	4	8	9	12

Total non-accrual loans	241	298	441	538	640

Loans contractually 90 days past-due and still accruing interest (b)
U.S.	162	174	77	64	90
Non-U.S.	58	54	61	70	99

Total loans contractually 90 days past-due and still accruing interest	220	228	138	134	189

Restructured loans (c)
U.S.	286	351	627	736	1,076
Non-U.S.	—	5	6	8	11

Total restructured loans	286	356	633	744	1,087

Total non-performing loans	$747	$882	$1,212	$1,416	$1,916

Card Member receivables
Restructured Card Member receivables (c)
U.S.	48	50	117	174	114

Total restructured Card Member receivables	$48	$50	$117	$174	$114

(a)	Non-accrual loans not in modification programs include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.

(b)	The Company’s policy is generally to accrue interest through the date of write-off (i.e. 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected. Amounts presented exclude loans modified as a TDR.

(c)	The Company may modify, through various company sponsored programs, Card Member loans and receivables in instances where the Card Member is experiencing financial difficulty in order to minimize losses and improve collectability while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Refer to Note 3 to the Consolidated Financial Statements in our 2014 Annual Report to Shareholders for additional information about TDRs.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2014 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2014. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2014
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$97	$—	$97
Interest income actually recognized	20	—	20

Total interest revenue foregone	$77	$—	$77

(a)	The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.

Potential Problem Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2014, the Company did not identify any potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in “Risk Elements” section.

Cross-border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (FFIEC) guidelines governing the determination of cross-border risk. The Company has adopted the FFIEC guidelines for its cross-border disclosure starting with 2009 reporting. FFIEC guidelines have been revised effective December 31, 2013, accordingly this disclosure has been revised to conform with the revised guidelines.

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

The table separately presents the amounts of cross-border outstandings by type of borrower including Governments and official institutions, Banks and other financial institutions, Non-Bank Financial Institutions (NBFIs) and Other.

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	NBFIs (a)	Other	Total cross-border outstandings	Gross foreign-office liabilities	Total exposure (net of liabilities)	Cross-border commitments (c)
Australia	2014	$—	$287	$—	$3,089	$3,376	$488	$2,888	$5,915
	2013	8	227	—	3,499	3,734	529	3,205	6,648
	2012	7	483	—	4,260	4,750	814	3,936	6,256

Canada	2014	$710	$353	$52	$3,416	$4,531	$1,731	$2,800	$17,763
	2013	513	890	57	4,271	5,731	3,027	2,704	19,927
	2012	165	671	—	4,481	5,317	3,128	2,189	19,984

United Kingdom	2014	$23	$2,415	$16	$3,466	$5,920	$3,465	$2,455	$11,183
	2013	37	2,164	17	3,205	5,423	3,318	2,105	10,291
	2012	32	2,347	—	3,216	5,595	3,574	2,021	10,732

Mexico	2014	$115	$241	$5	$1,997	$2,358	$622	$1,736	$1,154
	2013	128	191	7	2,133	2,459	647	1,812	1,313
	2012	129	99	—	2,172	2,400	752	1,648	1,267

Japan	2014	$1	$41	$62	$1,824	$1,928	$1,804	$124	$66
	2013	1	64	31	1,812	1,908	1,794	114	68
	2012	23	192	—	2,149	2,364	2,172	192	17

Other countries (b)	2014	$105	$208	$17	$4,951	$5,281	$976	$4,305	$706
	2013	127	203	16	4,351	4,697	1,034	3,663	832
	2012	93	203	—	4,082	4,378	1,200	3,178	842

(a)	Due to the revised FFIEC instructions issued by the Federal Reserve as well as system constraints, the exposure under the category of NBFIs has been included under the ‘Other’ category for the year 2012.

(b)	Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. For this year the countries are France, Italy, Netherlands and Germany.

(c)	Beginning 2014, the cross border commitments have been disclosed to report unused credit line on lending products, to align with the FFIEC reporting. Comparative balances for 2013 and 2012 have also been disclosed.

Summary of Loan Loss Experience — Analysis of the Allowance for Loan Losses

The following table summarizes the changes to the Company’s allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2014	2013	2012	2011	2010
Card Member loans
Allowance for loan losses at beginning of year—U.S. loans	$1,083	$1,274	$1,611	$3,153	$2,541
Reserves established for consolidation of a variable interest entities	—	—	—	—	2,531

U.S. loans—adjusted balance	1,083	1,274	1,611	3,153	5,072
Non-U.S. loans	178	197	263	493	727

Total allowance for losses—beginning of year	1,261	1,471	1,874	3,646	5,799

Card Member lending provisions (a)
U.S. loans	944	916	882	79	1,224
Non-U.S. loans	194	199	148	66	221

Total Card Member lending provisions	1,138	1,115	1,030	145	1,445

Write-offs
U.S. loans	(1,346)	(1,463)	(1,621)	(2,105)	(3,614)
Non-U.S. loans	(269)	(280)	(309)	(394)	(573)

Total write-offs	(1,615)	(1,743)	(1,930)	(2,499)	(4,187)

Recoveries
U.S. loans	356	368	395	477	468
Non-U.S. loans	72	84	98	101	100

Total recoveries	428	452	493	578	568

Net write-offs (b)	(1,187)	(1,291)	(1,437)	(1,921)	(3,619)

Other (c)
U.S. loans	(1)	(12)	7	7	3
Non-U.S. loans	(10)	(22)	(3)	(3)	18

Total other	(11)	(34)	4	4	21

Allowance for loan losses at end of year
U.S. loans	1,036	1,083	1,274	1,611	3,153
Non-U.S. loans	165	178	197	263	493

Total allowance for losses	$1,201	$1,261	$1,471	$1,874	$3,646

Principal only net write-offs / average Card Member loans outstanding (d) (e)	1.5%	1.8%	2.1%	2.9%	5.6%
Principal, interest and fees net write-offs / average Card Member loans outstanding (d) (e)	1.8%	2.0%	2.3%	3.3%	6.2%

(a)	Refer to Note 4 to the Consolidated Financial Statements in our 2014 Annual Report to Shareholders for a discussion of management’s process for evaluating allowance for loan losses.

(b)	Net write-offs include principal, interest and fees balances.

(c)	Beginning in the first quarter 2014, reserves for card related fraud losses of $(6) million are included in Other liabilities. Also includes foreign currency translation adjustments and other items.

(d)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company’s practice is to include uncollectible interest and fees as part of its total provision for losses, a net write-off rate including principal, interest and fees is also presented.

(e)	Average Card Member loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2014	2013	2012	2011	2010
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$—	$1	$1	$2	$2
Non-U.S. loans	13	19	17	22	25

Total allowance for losses	13	20	18	24	27

Provisions for other loan losses (a)
U.S. loans	—	—	(1)	—	3
Non-U.S. loans	8	7	14	13	22

Total provisions for other loan losses	8	7	13	13	25

Write-offs
U.S. loans	—	—	(1)	(2)	(4)
Non-U.S. loans	(14)	(20)	(16)	(24)	(34)

Total write-offs	(14)	(20)	(17)	(26)	(38)

Recoveries
U.S. loans	—	—	1	1	1
Non-U.S. loans	5	7	4	6	8

Total recoveries	5	7	5	7	9

Net write-offs	(9)	(13)	(12)	(19)	(29)

Other (b)
U.S. loans	—	(1)	1	—	—
Non-U.S. loans	—	—	—	—	1

Total other	—	(1)	1	—	1

Allowance for loan losses at end of year
U.S. loans	—	—	1	1	2
Non-U.S. loans	12	13	19	17	22

Total allowance for losses	$12	$13	$20	$18	$24

Net write-offs/average other loans outstanding (c)	1.2%	2.3%	2.5%	4.7%	6.5%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.

(b)	Includes primarily foreign currency translation adjustments.

(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans are based on month end balances.

The following table summarizes the changes to the Company’s allowance for losses on Card Member receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2014	2013	2012	2011	2010
Card Member receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$216	$273	$293	$193	$256
Commercial	35	37	33	79	93

Total U.S. receivables	251	310	326	272	349
Non-U.S. receivables
Consumer	98	86	86	84	148
Commercial	37	32	26	30	49

Total non-U.S. receivables	135	118	112	114	197

Total allowance for losses	386	428	438	386	546

Provisions for losses (a)
U.S. receivables
Consumer	451	336	372	438	237
Commercial	98	53	57	7	64

Total U.S. provisions	549	389	429	445	301
Non-U.S. receivables
Consumer	172	188	128	130	104
Commercial	71	71	44	29	34

Total non-U.S. provisions	243	259	172	159	138

Total provisions for losses	792	648	601	604	439

Write-offs
U.S. receivables
Consumer	(618)	(662)	(674)	(576)	(528)
Commercial	(120)	(92)	(92)	(90)	(128)

Total U.S. write-offs	(738)	(754)	(766)	(666)	(656)
Non-U.S. receivables
Consumer	(211)	(227)	(190)	(187)	(222)
Commercial	(92)	(90)	(67)	(56)	(77)

Total non-U.S. write-offs	(303)	(317)	(257)	(243)	(299)

Total write-offs	$(1,041)	$(1,071)	$(1,023)	$(909)	$(955)

Years Ended December 31, (Millions, except percentages)	2014	2013	2012	2011	2010
Card Member receivables
Recoveries
U.S. receivables
Consumer	$230	$279	$267	$225	$227
Commercial	41	38	37	42	50

Total U.S. recoveries	271	317	304	267	277
Non-U.S. receivables
Consumer	58	57	54	59	55
Commercial	29	28	25	23	25

Total non-U.S. recoveries	87	85	79	82	80

Total recoveries	358	402	383	349	357

Net write-offs (b)	(683)	(669)	(640)	(560)	(598)

Other (c)
U.S. receivables
Consumer	(3)	(10)	15	13	1
Commercial	(1)	(1)	3	(5)	—

Total U.S. other	(4)	(11)	18	8	1
Non-U.S. receivables
Consumer	(24)	(6)	7	—	(1)
Commercial	(2)	(4)	4	—	(1)

Total non-U.S. other	(26)	(10)	11	—	(2)

Total other	(30)	(21)	29	8	(1)

Allowance for losses at end of year
U.S. receivables
Consumer	276	216	273	293	193
Commercial	53	35	37	33	79

Total U.S. receivables	329	251	310	326	272
Non-U.S. receivables
Consumer	93	98	86	86	84
Commercial	43	37	32	26	30

Total non-U.S. receivables	136	135	118	112	114

Total allowance for losses	$465	$386	$428	$438	$386

Net write-offs / average Card Member receivables outstanding (d)	1.5%	1.6%	1.5%	1.4%	1.7%

(a)	Refer to Note 4 to the Consolidated Financial Statements in our 2014 Annual Report to Shareholders for a discussion of management’s process for evaluating allowance for receivable losses.

(b)	Net write-offs include principal and fees balances.

(c)	Beginning in the first quarter 2014, reserves for card-related fraud losses of $(7) million are included in Other liabilities. Also includes foreign currency translation adjustments and other items.

(d)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. Averages are based on monthly balances.

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

December 31, (Millions, except percentages)	2014		2013		2012		2011		2010
Allowance for losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)
Loans
U.S. loans
Card Member	$1,036	85%	$1,083	85%	$1,274	86%	$1,611	85%	$3,153	84%
Other	—	—	—	—	1	—	1	—	2	—
Non-U.S. loans
Card Member	165	14	178	14	197	13	263	14	493	15
Other	12	1	13	1	19	1	17	1	22	1

	$1,213	100%	$1,274	100%	$1,491	100%	$1,892	100%	$3,670	100%

Card Member receivables
U.S. Card Member receivables
Consumer	$276	59%	$216	56%	$273	64%	$293	67%	$193	52%
Commercial	53	12	35	9	37	8	33	7	79	17
Non-U.S. Card Member receivables
Consumer	93	20	98	25	86	20	86	20	84	18
Commercial	43	9	37	10	32	8	26	6	30	13

	$465	100%	$386	100%	$428	100%	$438	100%	$386	100%

(a)	Percent of loans/receivables in each category to total loans/receivables.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2014
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$95	$21	$43	$64	$223

As of December 31, 2014, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $19 million.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53801, No. 333-52699, No. 333-98479 and No. 333-142710) and Form S-3 (No. 2-89469, No. 333-32525 and No. 333-185242) of American Express Company of our report dated February 24, 2015, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2014 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2015

F-1

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.45 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

3.4	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

3.5	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 5, 2014 (filed November 12, 2014)).

3.6	Company’s By-Laws, as amended through October 20, 2014, (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated October 20, 2014).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.5	American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.6	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011), (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

*10.8	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through December 2, 2014.

10.9	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.10	Description of amendments to 1994–2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.11	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.12	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.13	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.14	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.20	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.21	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.22	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.23	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.24	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.26	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.27	First Amendment to the American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2012).

10.28	Second Amendment to the American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated July 22, 2013 (filed July 25, 2013)).

10.29	Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.30	Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.31	Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

10.32	Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.33	Fifth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated May 1, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2013).

10.34	Sixth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated August 16, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.35	Seventh Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated September 26, 2013) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.36	Eighth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 1, 2013) (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2013).

10.37	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

*10.38	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective December 2, 2014.

*10.39	Description of Compensation Payable to Non-Management Directors effective January 1, 2015.

10.40	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.41	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.42	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 23, 2012) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.43	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.44	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.45	Employment offer letter by and between the Company and Jeffrey C. Campbell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated June 19, 2013 (filed June 21, 2013)).

10.46	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.47	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.48	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001 (filed January 22, 2001)).

10.49	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 30, 2005 (filed October 6, 2005)).

10.50	Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2014).

*10.51	Amendment No. 1, dated February 12, 2015, to the Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault.

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2014 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-1 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS