Form 10-Q
period 2015-03-31
AMERICAN EXPRESS CO
filed 2015-04-29
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2015
Common Shares (par value $0.20 per share)	1,015,795,685 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2015	2014
Revenues
Non-interest revenues
Discount revenue	$4,660	$ 4,620
Net card fees	667	674
Travel commissions and fees	89	423
Other commissions and fees	619	618
Other	468	501

Total non-interest revenues	6,503	6,836

Interest income
Interest on loans	1,795	1,711
Interest and dividends on investment securities	41	46
Deposits with banks and other	21	19

Total interest income	1,857	1,776

Interest expense
Deposits	103	94
Long-term debt and other	307	345

Total interest expense	410	439

Net interest income	1,447	1,337

Total revenues net of interest expense	7,950	8,173

Provisions for losses
Charge card	174	215
Card Member loans	235	250
Other	11	20

Total provisions for losses	420	485

Total revenues net of interest expense after provisions for losses	7,530	7,688

Expenses
Marketing and promotion	609	587
Card Member rewards	1,640	1,582
Card Member services and other	261	222
Salaries and employee benefits	1,305	1,540
Other, net	1,399	1,549

Total expenses	5,214	5,480

Pretax income	2,316	2,208
Income tax provision	791	776

Net income	$1,525	$ 1,432

Earnings per Common Share (Note 15):(a)
Basic	$1.49	$ 1.34
Diluted	$1.48	$ 1.33

Average common shares outstanding for earnings per common share:
Basic	1,019	1,060
Diluted	1,023	1,067
Cash dividends declared per common share	$0.26	$ 0.23

(a)	Represents net income less earnings allocated to participating share awards of $11 million and $12 million for the three months ended March 31, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2015	2014
Net income	$1,525	$ 1,432
Other comprehensive (loss) income:
Net unrealized securities gains, net of tax of: 2015, nil; 2014, $23	—	39
Foreign currency translation adjustments, net of tax of: 2015, $88; 2014, $(23)	(255)	(34)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2015, $19; 2014, $15	23	27

Other comprehensive (loss) income	(232)	32

Comprehensive income	$1,293	$ 1,464

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents
Cash and due from banks	$2,286	$ 2,628
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2015, $226; 2014, $204)	20,933	19,190
Short-term investment securities	353	470

Total cash and cash equivalents	23,572	22,288
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2015, $6,067; 2014, $7,025), less reserves: 2015, $429; 2014, $465	43,274	44,386
Other receivables, less reserves: 2015, $56; 2014, $61	2,354	2,614
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2015, $27,600; 2014, $30,115), less reserves: 2015, $1,130; 2014, $1,201	65,705	69,184
Other loans, less reserves: 2015, $13; 2014, $12	951	920
Investment securities	4,417	4,431
Premises and equipment, less accumulated depreciation and amortization: 2015, $6,369; 2014, $6,270	3,940	3,938
Other assets (includes restricted cash of consolidated variable interest entities: 2015, $54; 2014, $64)	10,471	11,342

Total assets	$154,684	$ 159,103

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$44,928	$ 44,171
Travelers Cheques and other prepaid products	3,364	3,673
Accounts payable	10,643	11,300
Short-term borrowings	2,361	3,480
Long-term debt (includes debt issued by consolidated variable interest entities: 2015, $16,419; 2014, $19,516)	54,712	57,955
Other liabilities	16,846	17,851

Total liabilities	132,854	138,430

Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2015 and 750 shares as of December 31, 2014	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,016 million shares as of March 31, 2015 and 1,023 million shares as of December 31, 2014	204	205
Additional paid-in capital	13,670	12,874
Retained earnings	10,107	9,513
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax: 2015, $51; 2014, $52	96	96
Foreign currency translation adjustments, net of tax: 2015, $(229); 2014, $(317)	(1,754)	(1,499)
Net unrealized pension and other postretirement benefit losses, net of tax: 2015, $(204); 2014, $(223)	(493)	(516)

Total accumulated other comprehensive loss	(2,151)	(1,919)

Total shareholders’ equity	21,830	20,673

Total liabilities and shareholders’ equity	$154,684	$ 159,103

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2015	2014
Cash Flows from Operating Activities
Net income	$1,525	$ 1,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	420	485
Depreciation and amortization	251	249
Deferred taxes and other	219	44
Stock-based compensation	71	88
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	175	297
Other assets	957	478
Accounts payable and other liabilities	(1,230)	607
Travelers Cheques and other prepaid products	(262)	(395)

Net cash provided by operating activities	2,126	3,285

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	—	44
Maturities and redemptions of available-for-sale investment securities	439	354
Purchase of investments	(447)	(71)
Net increase (decrease) in Card Member receivables/loans	3,129	2,072
Purchase of premises and equipment, net of sales: 2015, $17; 2014, $2	(256)	(226)
Business acquisitions, net of cash acquired	(59)	(6)
Net increase (decrease) in restricted cash	15	(610)

Net cash provided by investing activities	2,821	1,557

Cash Flows from Financing Activities
Net increase in customer deposits	784	918
Net decrease in short-term borrowings	(1,062)	(2,245)
Issuance of long-term debt	—	2,240
Principal payments on long-term debt	(3,100)	(3,500)
Issuance of American Express preferred shares	841	—
Issuance of American Express common shares	54	233
Repurchase of American Express common shares	(791)	(961)
Dividends paid	(268)	(246)

Net cash used in financing activities	(3,542)	(3,561)

Effect of foreign currency exchange rates on cash and cash equivalents	(121)	(27)

Net increase in cash and cash equivalents	1,284	1,254
Cash and cash equivalents at beginning of period	22,288	19,486

Cash and cash equivalents at end of period	$23,572	$ 20,740

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, the business travel operations were wholly owned. The Company also focuses on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report). If not materially different, certain footnote disclosures included in the Annual Report have been omitted from this Quarterly Report on Form 10-Q.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial information, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates reflect the best judgment of management, but actual results could differ.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Additionally, in the three months ended March 31, 2015, the Company changed the classification related to certain payments to partners, reducing both discount revenue and marketing and promotion expense. The misclassification in prior periods has been revised to conform to the current period presentation. None of the prior period financial statements were materially misstated from this misclassification.

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and as currently written will be effective January 1, 2017; however, the Financial Accounting Standards Board plans to publish an exposure draft proposing to extend the effective date to January 1, 2018. The Company continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASU No. 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects was issued on January 15, 2014. Provided certain conditions are met, this standard permits entities to account for investments in Qualified Affordable Housing projects using the proportional amortization method. The standard also requires new disclosures about all investments in Qualified Affordable Housing projects irrespective of the method used to account for the investments. The Company has adopted this guidance in the first quarter of 2015 and has elected not to use the proportional amortization method, but continues to account for these investments using the equity method of accounting, which has been the Company’s historical practice.

During the three months ended March 31, 2015 and 2014, the Company recognized equity method losses related to Qualified Affordable Housing of $9 million and $8 million, respectively, which was recognized in Other, net expense, and associated tax credits of $12 million and $9 million, respectively, which was recognized within Income tax provision. The carrying value of these investments was $512 million and $522 million as of March 31, 2015 and December 31, 2014, respectively. In addition, the Company is contractually committed to provide additional funding related to certain of these investments resulting in a liability of $130 million for unfunded commitments, as of March 31, 2015, which is expected to be paid between 2015 and 2023.

2.	Divestitures

On June 30, 2014, the Company completed a transaction to establish a non-consolidated joint venture comprising the former Global Business Travel (GBT) operations of the Company and an external cash investment. As a result of this transaction, the Company deconsolidated the GBT net assets, effective June 30, 2014, and began accounting for the GBT JV as an equity method investment reported in Other assets within the Consolidated Balance Sheet. Prior to the deconsolidation, the carrying amount of GBT’s assets and liabilities were not material to the Company’s financial position and its operations were reported within the Global Commercial Services (GCS) segment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Accounts receivable by segment as of March 31, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014
U.S. Card Services(a)	$21,501	$ 22,468
International Card Services	6,381	7,653
Global Commercial Services(b)	15,697	14,583
Global Network & Merchant Services(c)	124	147

Card Member receivables(d)	43,703	44,851
Less: Reserve for losses	429	465

Card Member receivables, net	$43,274	$ 44,386

Other receivables, net(e)	$2,354	$ 2,614

(a)

Includes $6.1 billion and $7.0 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2015 and December 31, 2014, respectively.

(b)	Includes $638 million and $636 million due from airlines, of which Delta Air Lines comprises $577 million and $606 million as of March 31, 2015 and December 31, 2014, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $12.0 billion and $13.3 billion of Card Member receivables outside the U.S. as of March 31, 2015 and December 31, 2014, respectively.

(e)

Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue and (ii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees. Other receivables are presented net of reserves for losses of $56 million and $61 million as of March 31, 2015 and December 31, 2014, respectively.

Loans by segment as of March 31, 2015 and December 31, 2014 consisted of:

(Millions)	2015	2014
U.S. Card Services(a)	$59,929	$ 62,592
International Card Services	6,848	7,744
Global Commercial Services	58	49

Card Member loans	66,835	70,385
Less: Reserve for losses	1,130	1,201

Card Member loans, net	$65,705	$ 69,184

Other loans, net(b)	$951	$ 920

(a)	Includes approximately $27.6 billion and $30.1 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of March 31, 2015 and December 31, 2014, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio. Other loans are presented net of reserves for losses of $13 million and $12 million as of March 31, 2015 and December 31, 2014, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2015 and December 31, 2014:

2015 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$59,356		$171		$126		$276	$ 59,929
International Card Services	6,728		40		26		54	6,848
Card Member Receivables:
U.S. Card Services	$21,144		$124		$87		$146	$ 21,501
International Card Services	6,282		30		22		47	6,381
Global Commercial Services(a)	(b	)	(b	)	(b	)	110	15,697

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$61,995		$179		$128		$290	$ 62,592
International Card Services	7,621		39		27		57	7,744
Card Member Receivables:
U.S. Card Services	$22,096		$129		$72		$171	$ 22,468
International Card Services	7,557		29		20		47	7,653
Global Commercial Services(a)	(b	)	(b	)	(b	)	120	14,583

(a)

For Card Member receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)

Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2015			2014

	Net Write-Off Rate		30+ Days Past Due as a % of Total	Net Write-Off Rate		30+ Days Past Due as a % of Total
	Principal Only(a)	Principal, Interest, & Fees(a)		Principal Only(a)	Principal, Interest, & Fees(a)
Card Member Loans:
U.S. Card Services	1.5%	1.7%	1.0%	1.7%	1.9%	1.1%
International Card Services	2.0%	2.5%	1.8%	2.2%	2.7%	1.7%
Card Member Receivables:
U.S. Card Services	2.2%	2.4%	1.7%	1.8%	2.0%	1.8%
International Card Services	1.9%	2.0%	1.6%	1.9%	2.0%	1.4%

	2015		2014

	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90 Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services	0.10%	0.7%	0.09%	0.7%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The three months ended March 31, 2015, reflects a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due.

Impaired Card Member Loans and Receivables

Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases these Card Member loans and receivables are included in one of the Company’s various modification programs. Beginning January 1, 2015, on a prospective basis the Company will continue to classify Card Member accounts that have exited a modification program as a Troubled Debt Restructuring (TDR), with such accounts identified as “Out of Program TDRs.”

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information with respect to the Company’s impaired Card Member loans (which are not significant for GCS) and impaired Card Member receivables (which are not significant for International Card Services (ICS) and GCS) as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015

			Accounts Classified as a TDR(c)(d)

2015 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program	Out of Program	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services	$171	$220	$261	$44	$696	$650	$ 65
International Card Services	54	—	—	—	54	54	—
Card Member Receivables:
U.S. Card Services	—	—	27	1	28	26	17

Total	$225	$220	$288	$45	$778	$730	$ 82

	As of December 31, 2014

2014 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program TDRs(c)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services	$161	$241	$286	$688	$646	$ 67
International Card Services	57	—	—	57	56	—
Card Member Receivables:
U.S. Card Services	—	—	48	48	48	35

Total	$218	$241	$334	$793	$750	$ 102

(a)

The Company’s policy is generally to accrue interest through the date of write-off (i.e., 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.

(b)	Non-accrual loans not in modification programs include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)

Accounts classified as a TDR includes $31 million and $34 million that are non-accrual and $18 million and $26 million that are past due 90 days and still accruing interest as of March 31, 2015 and December 31, 2014, respectively.

(d)

In Program TDRs include Card Member accounts that are currently enrolled within a modification program. Out of Program TDRs include $34 million of Card Member accounts that have successfully completed a modification program and $11 million of Card Member accounts that were not in compliance with the terms of the modification programs.

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans (which is not significant for GCS) and average balance of impaired Card Member receivables (which is not significant for ICS and GCS) for the three months ended March 31:

	2015		2014

(Millions)	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$692	$13	$793	$ 16
International Card Services	56	4	63	4
Card Member Receivables:
U.S. Card Services	38	—	50	—

Total	$786	$17	$906	$ 20

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Card Services (USCS) Card Member loans and receivables modified as TDRs for the three months ended March 31, 2015 and 2014. The ICS and GCS Card Member loans and receivables modifications were not significant.

	Three Months Ended March 31, 2015

	Number of Accounts (in thousands)	Outstanding Balances(a)(b) ($ in millions)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	11	$80	12	(c)
Card Member Receivables	3	40	(d)	12

Total	14	$120

	Three Months Ended March 31, 2014

	Number of Accounts (in thousands)	Outstanding Balances(a)(b) ($ in millions)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	12	$96	14	(c)
Card Member Receivables	4	47	(d)	12

Total	16	$143

(a)	Represents the outstanding balance immediately prior to modification. Modifications did not reduce the aggregate principal balance.

(b)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

(c)	For Card Member loans, there have been no payment term extensions.

(d)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following table provides information for the three months ended March 31, 2015 and 2014, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables. The defaulted ICS Card Member loan and receivable modifications were not significant.

	2015		2014

(Accounts in thousands, Dollars in millions)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$10	2	$ 20
Card Member Receivables	1	1	1	7

Total	3	$11	3	$ 27

(a)	The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2015	2014
Balance, January 1	$465	$ 386
Provisions(a)	174	215
Net write-offs(b)	(199)	(170)
Other(c)	(11)	(17)

Balance, March 31	$429	$ 414

(a)	Provisions for principal and fee reserve components.

(b)

Consists of principal and fee components, less recoveries of $99 million and $92 million, including net write-offs from TDRs of $31 million and $2 million, for the three months ended March 31, 2015 and 2014, respectively.

(c)

Beginning in the first quarter 2014, reserves for card-related fraud losses of $(7) million are included in Other liabilities. Also includes foreign currency translation adjustments of $(7) million and nil for the three months ended March 31, 2015 and 2014, respectively, and other items of $(4) million and $(10) million for the three months ended March 31, 2015 and 2014, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of March 31, 2015 and December 31, 2014:

(Millions)	2015	2014
Card Member receivables evaluated individually for impairment(a)	$28	$ 48
Related reserves(a)	$17	$ 35

Card Member receivables evaluated collectively for impairment	$43,675	$ 44,803
Related reserves(b)	$412	$ 430

(a)	Represents receivables modified as a TDR and related reserves.

(b)

The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2015	2014
Balance, January 1	$1,201	$ 1,261
Provisions(a)	235	250
Net write-offs
Principal(b)	(259)	(280)
Interest and fees(b)	(43)	(42)
Other(c)	(4)	2

Balance, March 31	$1,130	$ 1,191

(a)	Provisions for principal, interest and fee reserve components.

(b)

Consists of principal write-offs, less recoveries of $103 million and $107 million, including net write-offs/(recoveries) from TDRs of $16 million and $(2) million, for the three months ended March 31, 2015 and 2014, respectively. Recoveries of interest and fees were de minimis.

(c)

Beginning in the first quarter 2014, reserves for card related fraud losses of $(6) million are included in Other liabilities. Also includes foreign currency translation adjustments of $(7) million and $(1) million for the three months ended March 31, 2015 and 2014, respectively, and other items of $3 million and $9 million for the three months ended March 31, 2015 and 2014, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of March 31, 2015 and December 31, 2014:

(Millions)	2015	2014
Card Member loans evaluated individually for impairment(a)	$305	$ 286
Related reserves(a)	$65	$ 67

Card Member loans evaluated collectively for impairment(b)	$66,530	$ 70,099
Related reserves(b)	$1,065	$ 1,134

(a)	Represents loans modified as a TDR and related reserves.

(b)

Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Investment Securities

Investment securities principally include debt securities the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains (losses) recorded in Accumulated Other Comprehensive Income (AOCI), net of income taxes. Realized gains and losses are recognized on a trade-date basis in results of operations upon disposition of the securities using the specific identification method.

The following is a summary of investment securities as of March 31, 2015 and December 31, 2014:

	2015				2014

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$3,196	$126	$(1)	$3,321	$3,366	$129	$(2)	$ 3,493
U.S. Government agency obligations	2	—	—	2	3	—	—	3
U.S. Government treasury obligations	346	6	—	352	346	4	—	350
Corporate debt securities	35	2	—	37	37	3	—	40
Mortgage-backed securities(a)	120	6	—	126	128	8	—	136
Equity securities	—	1	—	1	—	1	—	1
Foreign government bonds and obligations	518	11	—	529	350	9	—	359
Other(b)	50	—	(1)	49	50	—	(1)	49

Total	$4,267	$152	$(2)	$4,417	$4,280	$154	$(3)	$ 4,431

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014:

	2015				2014

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$40	$(1)	$—	$—	$72	$ (2)
Other	—	—	33	(1)	—	—	33	(1)

Total	$—	$—	$73	$(2)	$—	$—	$105	$ (3)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2015 and December 31, 2014:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2015:
90%–100%	—	$—	$—	11	$73	$(2)	11	$73	$ (2)

Total as of March 31, 2015	—	$—	$—	11	$73	$(2)	11	$73	$ (2)

2014:
90%–100%	—	$—	$—	15	$105	$(3)	15	$105	$ (3)

Total as of December 31, 2014	—	$—	$—	15	$105	$(3)	15	$105	$ (3)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Supplemental Information

Gross realized gains on the sales of investment securities, included in Other revenues, were nil and $39 million for the three months ended March 31, 2015 and 2014, respectively. There were no realized losses for the three months ended March 31, 2015 or 2014.

Contractual maturities of investment securities with stated maturities as of March 31, 2015 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$736	$ 737
Due after 1 year but within 5 years	331	338
Due after 5 years but within 10 years	239	255
Due after 10 years	2,911	3,037

Total	$4,217	$ 4,367

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

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust) as of March 31, 2015 and December 31, 2014, included in Other assets on the Company’s Consolidated Balance Sheets:

(Millions)	2015	2014
Charge Trust	$1	$ 2
Lending Trust	53	62

Total	$54	$ 64

These amounts relate to collections of Card Member receivables and loans to be used by the trusts to fund future expenses and obligations, including interest paid on investor securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company, is the primary beneficiary of both the trusts. Excluding its consolidated subsidiaries, TRS owns approximately $1.2 billion of subordinated securities issued by the Lending Trust as of March 31, 2015 and December 31, 2014.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of investor securities. During the three months ended March 31, 2015 and the year ended December 31, 2014, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of March 31, 2015 and December 31, 2014, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2015	2014
U.S.:
Interest bearing	$44,142	$ 43,279
Non-interest bearing (includes Card Member credit balances of: 2015, $317 million; 2014, $372 million)	356	418
Non-U.S.:
Interest bearing	113	115
Non-interest bearing (includes Card Member credit balances of: 2015, $306 million; 2014, $347 million)	317	359

Total customer deposits	$44,928	$ 44,171

Customer deposits by deposit type as of March 31, 2015 and December 31, 2014 were as follows:

(Millions)	2015	2014
U.S. retail deposits:
Savings accounts – Direct	$27,508	$ 26,159
Certificates of deposit:
Direct	317	333
Third-party	7,384	7,838
Sweep accounts – Third-party	8,933	8,949
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	163	173
Card Member credit balances — U.S. and non-U.S.	623	719

Total customer deposits	$44,928	$ 44,171

The scheduled maturities of certificates of deposit as of March 31, 2015 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2015	$1,115	$21	$ 1,136
2016	2,159	1	2,160
2017	1,493	—	1,493
2018	1,535	—	1,535
2019	1,327	—	1,327
After 5 years	72	—	72

Total	$7,701	$22	$ 7,723

As of March 31, 2015 and December 31, 2014, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2015	2014
U.S.	$109	$ 111
Non-U.S.	17	17

Total	$126	$ 128

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Contingencies

The Company is involved in a number of legal proceedings concerning matters arising out of the conduct of its business activities and is periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of March 31, 2015, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the U.S. The Company discloses its material legal proceedings and governmental examinations under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q and Part I, Item 3. “Legal Proceedings” in the Annual Report (collectively, Legal Proceedings).

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

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $360 million in excess of any accrued liability related to these matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

The Company uses derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange rates, and equity index or price, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not engage in derivatives for trading purposes.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of March 31, 2015 and December 31, 2014, the Company does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$372	$314	$—	$ 4
Foreign exchange contracts
Net investment hedges	408	492	115	46

Total derivatives designated as hedging instruments	780	806	115	50
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	152	185	148	114

Total derivatives, gross	932	991	263	164
Less: Cash collateral netting(b)	(233)	(158)	—	(4)
Derivative asset and derivative liability netting(c)	(173)	(122)	(173)	(122)

Total derivatives, net(d)	$526	$711	$90	$ 38

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities with a fair value of $43 million and $91 million as of March 31, 2015 and December 31, 2014, respectively, none of which was sold or repledged. Such non-cash collateral economically reduced the Company’s risk exposure to $483 million and $620 million as of March 31, 2015 and December 31, 2014, respectively, but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $111 million and $114 million as of March 31, 2015 and December 31, 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Company’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of March 31, 2015 and December 31, 2014 are subject to master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of both March 31, 2015 and December 31, 2014, the Company hedged $17.6 billion of its fixed-rate debt to floating-rate debt using interest rate swaps.

Total Return Contract

The Company hedged its exposure to changes in the fair value of its equity investment in Industrial and Commercial Bank of China (ICBC) in local currency. The Company used a total return contract (TRC) to transfer its exposure to its derivative counterparty. On July 18, 2014, the Company sold its remaining shares in ICBC and terminated the TRC.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges for the three months ended March 31:

For the Three Months Ended March 31: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge ineffectiveness
Derivative relationship	Income Statement Line Item	Amount		Income Statement Line Item	Amount
		2015	2014		2015	2014	2015	2014
Interest rate contracts	Other expenses	$63	$(51)	Other expenses	$(57)	$51	$6	$ —
Total return contract	Other non-interest revenues	—	13	Other non-interest revenues	—	(13)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $70 million and $69 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment was $195 million and $(17) million for the three months ended March 31, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three months ended March 31, 2015 and 2014, the Company reclassified nil and $17 million, respectively, from AOCI to earnings as a component of Other expenses; no ineffectiveness was recognized in either of these two periods.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s derivatives not designated as hedges for the three months ended March 31:

	Pretax gains (losses)

		Amount

Description (Millions)	Income Statement Line Item	2015	2014
Foreign exchange contracts(a)	Other expenses	(45)	134

Total		$(45)	$ 134

(a)	Foreign exchange contracts include forwards and embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in Other expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of March 31, 2015 and December 31, 2014:

	2015				2014

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$1	$1	$—	$—	$1	$1	$—	$ —
Debt securities and other	4,416	352	4,064	—	4,430	350	4,080	—
Derivatives(a)	932	—	932	—	991	—	991	—

Total assets	5,349	353	4,996	—	5,422	351	5,071	—

Liabilities:
Derivatives(a)	263	—	263	—	164	—	164	—

Total liabilities	$263	$—	$263	$—	$164	$—	$164	$ —

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2015 and December 31, 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be reliably estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2015 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$24	$24		$23	$1	(a)	$ —
Other financial assets(b)	46	46		—	46		—
Financial assets carried at other than fair value
Loans, net	67	67	(c)	—	—		67

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	59	59		—	59		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	8	8		—	8		—
Long-term debt	$55	$57	(c)	$—	$57		$ —

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	48	48		—	48		—
Financial assets carried at other than fair value
Loans, net	70	71	(c)	—	—		71

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	61	61		—	61		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	8	8		—	8		—
Long-term debt	$58	$60	(c)	$—	$60		$ —

(a)	Reflects time deposits.

(b)

Includes accounts receivable (including fair values of Card Member receivables of $6.0 billion and $7.0 billion held by consolidated VIEs as of March 31, 2015 and December 31, 2014, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of loans of $27.5 billion and $29.9 billion, and long-term debt of $16.5 billion and $19.5 billion, held by consolidated VIEs as of March 31, 2015 and December 31, 2014, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the three months ended March 31, 2015 and during the year ended December 31, 2014, the Company did not have any material assets that were measured at fair value due to impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Guarantees

The Company provides Card Member protection plans that cover losses associated with purchased products, as well as certain other guarantees and indemnifications in the ordinary course of business.

In relation to its maximum potential undiscounted future payments as shown in the table that follows, to date the Company has not experienced any significant losses related to guarantees or indemnifications. The Company’s initial recognition of these instruments is at fair value. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

The following table provides information related to such guarantees and indemnifications as of March 31, 2015 and December 31, 2014:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2015	2014	2015	2014
Return and Merchant Protection	$38	$37	$45	$ 44
Other(c)	8	8	57	67

Total	$46	$45	$102	$ 111

(a)

Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure based on all eligible claims in relation to annual billed business volumes.

(b)	Included in Other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Primarily includes guarantees related to the Company’s purchase protection, business dispositions, and real estate.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2015 and 2014 were as follows:

2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Gains (Losses)	Accumulated Other Comprehensive Loss
Balances as of December 31, 2014	$96	$(1,499)	$(516)	$ (1,919)

Net translation loss of investments in foreign operations		(450)		(450)
Net gains related to hedges of investments in foreign operations		195		195
Pension and other postretirement benefit gains			23	23

Net change in accumulated other comprehensive (loss) income	—	(255)	23	(232)

Balances as of March 31, 2015	$96	$(1,754)	$(493)	$ (2,151)

2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Gains (Losses)	Accumulated Other Comprehensive Loss
Balances as of December 31, 2013	$63	$(1,090)	$(399)	$ (1,426)

Net unrealized gains	68			68
(Decrease) increase due to amounts reclassified into earnings	(29)	1		(28)
Net translation loss of investments in foreign operations		(18)		(18)
Net losses related to hedges of investments in foreign operations		(17)		(17)
Pension and other postretirement benefit gains			27	27

Net change in accumulated other comprehensive income (loss)	39	(34)	27	32

Balances as of March 31, 2014	$102	$(1,124)	$(372)	$ (1,394)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

		Gains (losses) recognized in earnings

	Income Statement	Amount

Description (Millions)	Line Item	2015	2014
Available-for-sale securities
Net gain in AOCI reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$—	$ 45
Related income tax expense	Income tax provision	—	(16)

Reclassification to net income related to available-for sale securities		—	29
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	—	(2)
Related income tax benefit	Income tax provision	—	1

Reclassification of foreign currency translation adjustments		—	(1)

Total		$—	$ 28

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Non-Interest Revenue and Expense Detail

The following is a detail of Other commissions and fees for the three months ended March 31:

(Millions)	2015	2014
Foreign currency conversion fee revenue	$211	$ 213
Delinquency fees	195	181
Loyalty Partner-related fees	91	91
Service fees	87	90
Other(a)	35	43

Total Other commissions and fees	$619	$ 618

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues for the three months ended March 31:

(Millions)	2015	2014
Global Network Services partner revenues	$164	$ 158
Net realized gains on investment securities	—	39
Other(a)	304	304

Total Other revenues	$468	$ 501

(a)

Other includes revenues arising from net revenue earned on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other, net expenses for the three months ended March 31:

(Millions)	2015	2014
Professional services	$624	$ 692
Occupancy and equipment	434	462
Card and merchant-related fraud losses(a)	100	84
Communications	88	93
Other(b)	153	218

Total Other, net	$1,399	$ 1,549

(a)	Beginning January 1, 2015, merchant-related fraud losses are reported within Other expenses.

(b)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, investment impairments, certain Loyalty Partner-related expenses and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the three months ended March 31, 2015).

14.	Income Taxes

The effective tax rate was 34.2 percent and 35.1 percent for the three months ended March 31, 2015 and 2014, respectively. The tax rates in both periods primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. Additionally, the effective tax rate in both periods reflected the resolution of certain prior years’ tax items.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $430 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $430 million of unrecognized tax benefits, approximately $317 million relates to amounts that if recognized would be recorded to shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

15.	Earnings Per Common Share (EPS); Preferred Shares

EPS

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2015	2014
Numerator:
Basic and diluted:
Net income	$1,525	$ 1,432
Earnings allocated to participating share awards(a)	(11)	(12)

Net income attributable to common shareholders	$1,514	$ 1,420

Denominator:(a)
Basic: Weighted-average common stock	$1,019	1,060
Add: Weighted-average stock options(b)	4	7

Diluted	$1,023	1,067

Basic EPS	$1.49	$ 1.34
Diluted EPS	$1.48	$ 1.33

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

(b)

The dilutive effect of unexercised stock options excludes 0.5 million and 0.2 million of options from the computation of EPS for the three months ended March 31, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive.

For the three months ended March 31, 2015 and 2014, the Company met specified performance measures related to the $750 million of Subordinated Debentures issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Shares

The Board of Directors is authorized to permit the Company to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. The Company has the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of March 31, 2015:

	Series B	Series C
Issuance date	November 10, 2014	March 2, 2015

Securities issued	750 Preferred Shares; represented by 750,000 depositary shares	850 Preferred Shares; represented by 850,000 depositary shares

Aggregate liquidation preference	$750 million	$850 million

Fixed dividend rate per annum	5.20%	4.90%

Semi-annual fixed dividend payment dates	Beginning May 15, 2015	Beginning September 15, 2015

Floating dividend rate per annum	3 month LIBOR+ 3.428%	3 month LIBOR+ 3.285%

Quarterly floating dividend payment dates	Beginning February 15, 2020	Beginning June 15, 2020

Fixed to floating rate conversion date(a)	November 15, 2019	March 15, 2020

(a)	The date on which dividends convert from a fixed rate calculation to a floating rate calculation.

The Company may redeem these Preferred Shares at $1 million per Preferred Share (equivalent to $1,000 per depositary share) plus any declared but unpaid dividends in whole or in part, from time to time, on any dividend payment date on or after the respective fixed to floating rate conversion date, or in whole, but not in part, within 90 days of certain bank regulatory changes.

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

The following table presents certain selected financial information for the three months ended March 31:

(Millions)	2015	2014
Non-interest revenues:
USCS	$3,148	$ 2,991
ICS	1,061	1,157
GCS	871	1,249
GNMS	1,270	1,293
Corporate & Other, including adjustments and eliminations(a)	153	146

Total	$6,503	$ 6,836

Interest income:
USCS	$1,529	$ 1,423
ICS	244	277
GCS	4	4
GNMS	20	10
Corporate & Other, including adjustments and eliminations(a)	60	62

Total	$1,857	$ 1,776

Interest expense:
USCS	$152	$ 150
ICS	64	82
GCS	48	59
GNMS	(54)	(62)
Corporate & Other, including adjustments and eliminations(a)	200	210

Total	$410	$ 439

Total revenues net of interest expense:
USCS	$4,525	$ 4,264
ICS	1,241	1,352
GCS	827	1,194
GNMS	1,344	1,365
Corporate & Other, including adjustments and eliminations(a)	13	(2)

Total	$7,950	$ 8,173

Net income:
USCS	$934	$ 876
ICS	134	159
GCS	180	184
GNMS	444	443
Corporate & Other, including adjustments and eliminations (loss)(a)	(167)	(230)

Total	$1,525	$ 1,432

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

When we use the terms “American Express,” “the Company,” “we,” “our” or “us,” we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

We are a global services company with four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS) and Global Network & Merchant Services (GNMS). We provide our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, the business travel operations were wholly owned. Our range of products and services includes:

•	charge and credit card products;

•	expense management products and services;

•	travel-related services;

•	stored-value/prepaid products;

•	network services;

•	merchant acquisition and processing, servicing and settlement, and point-of-sale, marketing and information products and services for merchants; and

•	fee services, including fraud prevention services and the design and operation of customized customer loyalty and rewards programs.

Our products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, as well as evolving and growing alternative payment providers. As the payments industry continues to evolve, we face increasing competition from non-traditional players that leverage new technologies and customers’ existing accounts and relationships to create payment or other fee-based solutions. We are transforming our existing businesses and creating new products and services for the digital marketplace as we seek to enhance our customers’ digital experiences and develop platforms for online and mobile commerce.

Our products and services generate the following types of revenue for the Company:

•	Discount revenue, our largest revenue source, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on our network;

•	Net card fees, which represent revenue earned from annual card membership fees;

•

Travel commissions and fees, which are earned by charging a transaction or management fee to both customers and suppliers for travel-related transactions (business travel commissions and fees included through June 30, 2014);

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees, such as late fees and assessments, Loyalty Partner-related fees and other service fees;

•

Other revenue, which represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees), insurance premiums earned from Card Member travel and other insurance programs, prepaid card-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV after June 30, 2014) and other miscellaneous revenue and fees; and

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

Bank Holding Company

American Express Company is a bank holding company under the Bank Holding Company Act of 1956 and The Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Current Business Environment/Outlook

Our results for the first quarter of 2015 reflected higher spending by our Card Members, growth in average Card Member loans, credit quality indicators near historical lows and continued control over operating expenses. Our results also reflected the adverse impact of a strengthening U.S. dollar. Our strong balance sheet allowed us to return a substantial amount of capital to our shareholders in the form of repurchases and dividends during the quarter.

Earnings per share growth for the first quarter of 2015 was higher than our full-year expectations, in part due to the timing of our spending on growth initiatives that we expect to ramp up over the course of the year, as well as some benefits in operating expenses and provision costs that are not expected to continue later this year. We also expect the remainder of the year to be adversely impacted by several challenges discussed further below.

In the first quarter of 2015, we continued to see an increase in Card Member billed business. The impact of changes in foreign exchange rates, lower gas prices, slower retail sales growth and a slowdown in spending by corporate customers in the U.S. led to a modest deceleration of the billed business growth rate in the first quarter. The termination of our relationship with Costco in Canada also had an impact on billed business.

The growth of worldwide Card Member loans during the first quarter of 2015 contributed to an increase in net interest income. Credit performance remained strong although we expect provision for losses to increase during the remainder of 2015.

Operating expenses for the first quarter of 2015 decreased on a reported basis, as well as after excluding business travel expenses incurred in the first quarter of 2014. Operating expenses benefited from the strengthening U.S. dollar in the quarter. We remain committed to containing operating expense growth in 2015.

While our business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, which we believe provide a range of growth opportunities, as noted above, we continue to face a number of challenges in 2015.

Global economic growth remains uneven. In addition, our first quarter 2015 results were negatively impacted by the strengthening U.S. dollar, and we continue to expect foreign exchange will have an adverse impact for the remainder of 2015. Our results could also be adversely affected by increases in short-term interest rates or the failure of the U.S. Congress to continue the renewal of legislation regarding our active financing income, which could increase our effective tax rate and have an adverse impact on net income in 2015 and beyond.

Regulation of the payments industry has increased significantly in recent years and various governments around the world have established or are proposing to establish payment system regulatory regimes. See “Certain Legislative, Regulatory and Other Developments” for additional information on the legislative and regulatory environment, including the potential impacts of regulatory changes in the card payment sector in the European Union (EU).

Competition also remains extremely intense across the payments industry. Within the co-brand space, more intense competition has generally increased our cost of renewing and extending co-brand relationships. During the first quarter of 2015, Card Member rewards expense and cost of Card Member services grew, both reflecting a portion of the increased costs related to recently renewed co-brand relationships. For the remainder of 2015, we expect to see a continued impact of these renegotiated relationships.

As previously announced, our co-brand and merchant acceptance agreements with Costco in the U.S. will not be renewed and are set to expire on March 31, 2016. We have started to see some slowing of new Costco U.S. co-brand Card Member acquisitions, which, along with any future customer behavior changes we may experience, will likely begin to adversely impact our results in 2015. We intend to make investments to attract Card Members, including those from the Costco co-brand relationship, by offering them attractive products from our suite of proprietary offerings. We will also be making investments in other growth initiatives across our Company that we believe offer more attractive returns over time and position us for continued long-term growth. As a result, we expect annual marketing and promotion expenses in 2015 to be relatively similar to the elevated level of 2014.

In light of the overall impact of all of these challenges and our intent to invest aggressively to proactively prepare for the end of the Costco U.S. partnership in 2016, we expect full year 2015 earnings per share growth to be flat to modestly down. Additionally, as a result of the timing of our incremental spending on growth initiatives ramping up over the course of the year, along with the prior year benefits from the sale of our investment in Concur and the GBT JV transaction and other factors, it is also likely that quarterly earnings performance will be more uneven in 2015 than it has been historically while we go through this transitional period. In 2016, we expect to return to positive earnings per share growth and in 2017 and beyond, we expect to return to 12 to 15 percent earnings per share growth, within our target range.

As previously disclosed, on February 19, 2015, a trial court ruled in favor of the U.S. Department of Justice (DOJ) in a case challenging provisions in our Card acceptance agreements with merchants that prohibit merchants from discriminating against our Card products at the point of sale. See “Certain Legislative, Regulatory and Other Developments” for additional information on the potential impacts of an adverse decision on our business.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

As a result of the GBT JV transaction, we deconsolidated the Global Business Travel (GBT) net assets, effective June 30, 2014, resulting in a lack of comparability between the three months ended March 31, 2015 and March 31, 2014.

Table 1: Summary of Financial Performance

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages and per share amounts)	2015	2014
Total revenues net of interest expense	$7,950	$8,173	$(223)	(3)%
Provisions for losses	420	485	(65)	(13)
Expenses	5,214	5,480	(266)	(5)
Net income	1,525	1,432	93	6
Earnings per common share — diluted(a)	$1.48	$1.33	$0.15	11%
Return on average equity(b)	29.0%	28.3%
Return on average tangible common equity(c)	36.2%	35.4%

(a)

Earnings per common share — diluted was reduced by the impact of earnings allocated to participating share awards and other items of $11 million and $12 million for three months ended March 31, 2015 and 2014, respectively.

(b)

ROE is computed by dividing (i) one-year period net income ($6.0 billion and $5.5 billion for March 31, 2015 and 2014, respectively) by (ii) one-year average total shareholders’ equity ($20.6 billion and $19.4 billion for March 31, 2015 and 2014, respectively).

(c)

Return on average tangible common equity, a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from average total shareholders’ equity, average goodwill and other intangibles of $3.8 billion and $4.0 billion as of March 31, 2015 and 2014, respectively, and average preferred shares of $350 million as of March 31, 2015. We believe return on average tangible common equity is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Discount revenue	$4,660	$4,620	$40	1%
Net card fees	667	674	(7)	(1)
Travel commissions and fees	89	423	(334)	(79)
Other commissions and fees	619	618	1	—
Other	468	501	(33)	(7)

Total non-interest revenues	6,503	6,836	(333)	(5)

Total interest income	1,857	1,776	81	5
Total interest expense	410	439	(29)	(7)

Net interest income	1,447	1,337	110	8

Total revenues net of interest expense	$7,950	$8,173	$(223)	(3)%

Total Revenues Net of Interest Expense

Discount revenue increased $40 million or 1 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 4 percent.1 The increase was due to growth in billed business of 3 percent, which continued to outpace discount revenue, driven by a decrease in the average discount rate, faster growth in GNS billings than in overall Company billings, increases in cash incentives, and higher contra-revenues related to renewed co-brand relationship payments. Billed business increased 6 percent in the U.S. and decreased 3 percent outside the U.S., as compared to the same period in the prior year. Billed business outside the U.S. increased 8 percent when excluding the impact from foreign exchange rates.1

The average discount rate was 2.49 percent and 2.51 percent for the three months ended March 31, 2015 and 2014, respectively. The decrease in the average discount rate was driven by certain contract signings and payments to merchant partners, growth of the OptBlue program, and changes in industry mix, partially offset by the decline in Costco Canada merchant volume due to the expiration of our merchant agreement and changes in foreign exchange rates. Changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of our discount rate over time. See Tables 5 and 6 for more details on billed business performance and the average discount rate.

Net card fees decreased $7 million or 1 percent for the three months ended March 31, 2015 as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 4 percent, primarily driven by higher basic cards-in-force in USCS.1

Travel commissions and fees decreased $334 million or 79 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods.

Other commissions and fees remained flat for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 9 percent, primarily driven by higher delinquency fees and higher revenue from our Loyalty Partner business.1

Other revenue decreased $33 million or 7 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of foreign exchange rates, was flat, primarily driven by a prior-year gain related to the sale of investment securities in the Industrial and Commercial Bank of China (ICBC), offset by revenues earned related to the GBT JV transition services agreement.1

Interest income increased $81 million or 5 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily reflecting higher average Card Member loans.

Interest expense decreased $29 million or 7 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a lower cost of funds, partially offset by higher average long-term debt.

[1]

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared). Certain amounts included in the calculations of foreign currency-adjusted revenues and expenses, which constitute non-GAAP measures, are subject to management allocations. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Table 3: Provisions for Losses Summary

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Charge card	$174	$215	$(41)	(19)%
Card Member loans	235	250	(15)	(6)
Other	11	20	(9)	(45)

Total provisions for losses	$420	$485	$(65)	(13)%

Provisions for Losses

Charge card provision for losses decreased $41 million or 19 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a reserve release versus a reserve build in the prior year. Card Member loans provision for losses decreased $15 million or 6 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, driven primarily by lower net write-offs, partially offset by higher Card Member loan balances.

Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Marketing and promotion	$609	$587	$22	4%
Card Member rewards	1,640	1,582	58	4
Card Member services and other	261	222	39	18
Salaries and employee benefits	1,305	1,540	(235)	(15)
Other, net	1,399	1,549	(150)	(10)

Total expenses	$5,214	$5,480	$(266)	(5)%

Expenses

Marketing and promotion expense increased $22 million or 4 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 9 percent, driven by higher investments in growth initiatives, predominantly within the USCS segment.2

Card Member rewards expense increased $58 million or 4 percent for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily due to higher co-brand rewards expense of $71 million, driven by higher spending volumes and rate impacts, due, in part, to renewed co-brand partnerships. The increase in co-brand rewards expense was partially offset by lower Membership Rewards expense of $13 million driven by a decrease of $31 million as a result of slower growth in the Membership Rewards ultimate redemption rate (URR) and a decline in the weighted average cost per point for Membership Rewards, partially offset by an $18 million increase related to new points earned. The Membership Rewards URR for current program participants remained 95 percent (rounded up) at March 31, 2015, in line with December 31, 2014.

Card Member services and other expense increased $39 million or 18 percent for the three months ended March 31, 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign exchange rates, Card Member services and other expense increased 23 percent,2 primarily driven by higher costs related to renewed co-brand partnerships.

[2]	Refer to footnote 1 on page 33 for details regarding foreign currency adjusted information.

Salaries and employee benefits expense decreased $235 million or 15 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by the business travel joint venture transaction, resulting in a lack of comparability between periods.

Other expense decreased $150 million or 10 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by the business travel joint venture transaction, resulting in a lack of comparability between periods, and a favorable impact from foreign currency net gains (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the three months ended March 31, 2015).

Income Taxes

The effective tax rate was 34.2 percent and 35.1 percent for the three months ended March 31, 2015, and 2014, respectively. The tax rates in both periods primarily reflected the level of pretax income in relation to permanent tax benefits and geographic mix of business. Additionally, the effective tax rates in both periods reflected the resolution of certain prior years’ tax items.

Table 5: Selected Statistical Information

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014
Card billed business: (billions)
United States	$169.2	$159.2	6%
Outside the United States	76.4	78.9	(3)

Total	$245.6	$238.1	3

Total cards-in-force: (millions)
United States	54.8	53.5	2
Outside the United States	57.4	54.7	5

Total	112.2	108.2	4

Basic cards-in-force: (millions)
United States	42.4	41.5	2
Outside the United States	47.3	44.6	6

Total	89.7	86.1	4

Average discount rate(a)	2.49%	2.51%
Average basic Card Member spending(b)	$4,008	$3,991	—
Average fee per card(b)	$39	$40	(3)
Average fee per card adjusted(b)	$44	$45	(2)%

(a)

In the three months ended March 31, 2015, we changed the classification related to certain payments to partners, reducing both discount revenue and marketing and promotion expense. The misclassification in prior periods has been revised to conform to the current period presentation. Accordingly, the average discount rate for prior periods was also revised, resulting in a reduction of between zero and one basis point in any period from what was originally reported.

(b)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The adjusted average fee per card, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $83 million and $73 million for the three months ended March 31, 2015 and 2014, respectively. We present adjusted average fee per card because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

Table 6: Selected Statistical Information

	Three Months Ended March 31, 2015

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	3%	7%
Proprietary billed business	2	5
GNS billed business(c)	7	16
Airline-related volume (9% of worldwide billed business)	(3)	2
United States(b)
Billed business	6
Proprietary consumer card billed business(d)	6
Proprietary small business billed business(d)	7
Proprietary corporate services billed business(e)	4
T&E-related volume (27% of U.S. billed business)	5
Non-T&E-related volume (73% of U.S. billed business)	6
Airline-related volume (9% of U.S. billed business)	—
Outside the United States(b)
Billed business	(3)	8
Japan, Asia Pacific & Australia (JAPA) billed business	6	16
Latin America & Canada (LACC) billed business	(14)	(4)
Europe, the Middle East & Africa (EMEA) billed business	(7)	8
Proprietary consumer and small business billed business(f)	(10)	2
JAPA billed business	(2)	10
LACC billed business	(26)	(17)
EMEA billed business	(6)	10
Proprietary corporate services billed business(e)	(10)%	3%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Table 7: Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages and where indicated)	2015	2014
Worldwide Card Member receivables:
Total receivables (billions)	$43.7	$44.7	(2)%
Loss reserves:
Beginning balance	$465	$386	20
Provisions(a)	174	215	(19)
Net write-offs(b)	(199)	(170)	17
Other(c)	(11)	(17)	(35)

Ending balance	$429	$414	4

% of receivables	1.0%	0.9%
Net write-off rate — principal only — USCS/ICS(d)	2.1%	1.8%
Net write-off rate — principal and fees — USCS/ICS(d)	2.3%	2.0%
30 days past due as a % of total — USCS/ICS	1.6%	1.7%
Net loss ratio as a % of charge volume — GCS	0.10%	0.09%
90 days past billing as a % of total — GCS	0.7%	0.7%

Worldwide Card Member loans:
Total loans (billions)	$66.8	$64.0	4
Loss reserves:
Beginning balance	$1,201	$1,261	(5)
Provisions(a)	235	250	(6)
Net write-offs — principal only(b)	(259)	(280)	(8)
Net write-offs — interest and fees(b)	(43)	(42)	2
Other(c)	(4)	2	#

Ending balance	$1,130	$1,191	(5)

Ending reserves — principal	$1,074	$1,135	(5)
Ending reserves — interest and fees	$56	$56	—
% of loans	1.7%	1.9%
% of past due	163%	159%
Average loans (billions)	$67.6	$64.5	5%
Net write-off rate — principal only(d)	1.5%	1.7%
Net write-off rate — principal, interest and fees(d)	1.8%	2.0%
30 days past due as a % of total	1.0%	1.2%
Net interest income divided by average loans(e)	8.6%	8.4%
Net interest yield on Card Member loans(e)	9.6%	9.5%

#	Denotes a variance greater than 100 percent.

(a)

Provisions for principal (resulting from authorized transactions) and fee reserve components on Card Member receivables and provisions for principal (resulting from authorized transactions), interest and/or fees on Card Member loans.

(b)	Write-offs, less recoveries.

(c)

Beginning in the first quarter 2014, reserves for card-related fraud losses of $(7) million for Card Member receivables and $(6) million for Card Member loans are included in Other liabilities. For the three months ended March 31, 2015 and 2014, Card Member receivables also includes foreign currency translation adjustments of $(7) million and nil, respectively; and other adjustments of $(4) million and $(10) million, respectively. For the three months ended March 31, 2015 and 2014, Card Member loans also includes foreign currency translation adjustments of $(7) million and $(1) million, respectively; and other adjustments of $3 million and $9 million, respectively.

(d)

We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The three months ended March 31, 2015, reflects a change in timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due.

(e)

Refer to Table 8 for the calculation of net interest income divided by average loans, a GAAP measure, net interest yield on Card Member loans, a non-GAAP measure, and our rationale for presenting net interest yield on Card Member loans.

Table 8: Net Interest Yield on Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2015	2014
Net interest income	$1,447	$1,337
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	249	263
Interest income not attributable to the Company’s Card Member loan portfolio	(95)	(88)

Adjusted net interest income(a)	$1,601	$1,512

Average loans (billions)	$67.6	$64.5
Exclude:
Unamortized deferred card fees, net of direct acquisition costs of Card Member loans, and other (billions)	(0.2)	(0.2)

Adjusted average loans (billions)(a)	$67.4	$64.3

Net interest income divided by average loans	8.6%	8.4%
Net interest yield on Card Member loans(a)	9.6%	9.5%

(a)

Adjusted net interest income, adjusted average loans, and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted average loans and adjusted net interest income are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

U.S. Card Services

Table 9: USCS Selected Income Statement Data

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Revenues
Non-interest revenues	$3,148	$2,991	$157	5%

Interest income	1,529	1,423	106	7
Interest expense	152	150	2	1

Net interest income	1,377	1,273	104	8

Total revenues net of interest expense	4,525	4,264	261	6
Provisions for losses	296	342	(46)	(13)

Total revenues net of interest expense after provisions for losses	4,229	3,922	307	8

Expenses
Marketing, promotion, rewards, Card Member services and other	1,733	1,556	177	11
Salaries and employee benefits and other operating expenses	1,016	960	56	6

Total expenses	2,749	2,516	233	9

Pretax segment income	1,480	1,406	74	5
Income tax provision	546	530	16	3

Segment income	$934	$876	$58	7%

Effective tax rate	36.9%	37.7%

USCS issues a wide range of card products and services to consumers and small businesses in the U.S., and provides consumer travel services to Card Members and other consumers.

Non-interest revenues increased $157 million or 5 percent for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily driven by higher discount revenue, resulting from billed business growth, partially offset by a decrease in the average discount rate. Billed business increased 7 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a 2 percent increase in average spending per proprietary basic card, and 4 percent higher cards-in-force.

Interest income increased $106 million or 7 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by higher average Card Member loans. Interest expense increased $2 million or 1 percent for the three months ended March 31, 2015, as compared to the same period in the prior year.

Overall, provisions for losses decreased $46 million or 13 percent for the three months ended March 31, 2015, as compared to the same period in the prior year. Charge card provision for losses decreased $34 million or 26 percent, primarily driven by a reserve release versus a reserve build in the prior year. Card Member loans provision for losses decreased $13 million or 6 percent, primarily driven by lower net write-offs. Refer to Table 10 for Card Member receivables and loans write-off rates for the three months ended March 31, 2015 and 2014.

Marketing, promotion, rewards, Card Member services and other expenses increased $177 million or 11 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a $92 million increase in Card Member rewards expense. The increase was due to higher co-brand rewards expense of $86 million, driven by higher spending volumes and rate impacts, due, in part, to renewed co-brand partnerships, and increased Membership Rewards expense of $6 million.

Salaries and employee benefits and other operating expenses increased $56 million or 6 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by higher investments in business growth initiatives and card-related fraud losses.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages and where indicated)	2015	2014
Card billed business (billions)	$132.5	$124.3	7%
Total cards-in-force	45.9	44.1	4
Basic cards-in-force	34.2	32.8	4
Average basic Card Member spending (dollars)*	$3,875	$3,805	2
U.S. Consumer Travel:
Travel sales	$988	$974	1
Travel commissions and fees/sales	6.6%	6.5%
Total segment assets (billions)	$107.7	$98.9	9
Segment capital	$10,799	$9,743	11
Return on average segment capital(a)	32.1%	35.6%
Return on average tangible segment capital(a)	33.2%	36.9%

Card Member receivables:
Total receivables (billions)	$21.5	$20.7	4
Net write-off rate — principal only(b)	2.2%	1.8%
Net write-off rate — principal and fees(b)	2.4%	2.0%
30 days past due as a % of total	1.7%	1.8%

Card Member loans:
Total loans (billions)	$59.9	$55.8	7%
Net write-off rate — principal only(b)	1.5%	1.7%
Net write-off rate — principal, interest and fees(b)	1.7%	1.9%
30 days past due loans as a % of total	1.0%	1.1%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$1,377	$1,273
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	38	39
Interest income not attributable to the Company’s Card Member loan portfolio	(3)	(3)

Adjusted net interest income(c)	$1,412	$1,309

Average loans (billions)	$60.4	$56.1
Exclude certain non-traditional
Card Member loans and other fees (billions)	—	0.1

Adjusted average loans (billions)(c)	$60.4	$56.2

Net interest income divided by average loans	9.1%	9.2%
Net interest yield on Card Member loans(c)	9.5%	9.4%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.3 billion for both the twelve months ended March 31, 2015 and 2014) by (ii) one-year average segment capital ($10.1 billion and $9.2 billion for the twelve months ended March 31, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $339 million and $323 million as of March 31, 2015 and 2014, respectively. We believe the return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to Table 7 footnote (d).

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

International Card Services

Table 11: ICS Selected Income Statement Data

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Revenues
Non-interest revenues	$1,061	$1,157	$(96)	(8)%

Interest income	244	277	(33)	(12)
Interest expense	64	82	(18)	(22)

Net interest income	180	195	(15)	(8)

Total revenues net of interest expense	1,241	1,352	(111)	(8)
Provisions for losses	76	87	(11)	(13)

Total revenues net of interest expense after provisions for losses	1,165	1,265	(100)	(8)

Expenses
Marketing, promotion, rewards, Card Member services and other	437	496	(59)	(12)
Salaries and employee benefits and other operating expenses	544	566	(22)	(4)

Total expenses	981	1,062	(81)	(8)

Pretax segment income	184	203	(19)	(9)
Income tax provision	50	44	6	14

Segment income	$134	$159	$(25)	(16)%

Effective tax rate	27.2%	21.7%

ICS issues proprietary consumer and small business cards outside the U.S. and operates a coalition loyalty business in various countries.

Non-interest revenues decreased $96 million or 8 percent for the three months ended March 31, 2015 as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 5 percent, primarily driven by higher delinquency and Loyalty Partner-related fees, as well as higher net card fees.3 Billed business decreased 10 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 2 percent, primarily due to higher Card Member spending, partially offset by lower cards-in-force.3 Refer to Tables 6 and 7 for additional information on billed business by region.

Interest income decreased $33 million or 12 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, driven primarily by lower average loans, partially offset by higher net interest yield. Excluding the impact of changes in foreign exchange rates, interest income decreased 2 percent, as compared to the same period in the prior year.3

Interest expense decreased $18 million or 22 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by lower funding costs. Excluding the impact of changes in foreign exchange rates, interest expense decreased 12 percent, as compared to the same period in the prior year.3

Provisions for losses decreased $11 million or 13 percent for the three months ended March 31, 2015, respectively, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, was unchanged.3 Refer to Table 12 for Card Member receivables and loans write-off rates for the three months ended March 31, 2015 and 2014.

[3]	Refer to footnote 1 on page 33 for details regarding foreign currency adjusted information.

Marketing, promotion, rewards, Card Member services and other expenses decreased $59 million or 12 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, was unchanged.4

Salaries and employee benefits and other operating expenses decreased $22 million or 4 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 2 percent.4

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the U.S., which is allocated to ICS under the Company’s internal tax allocation process. The effective tax rate for 2014 also reflects the allocated share of tax benefits related to the resolution of certain prior years’ items.

[4]	Refer to footnote 1 on page 33 for details regarding foreign currency adjusted information.

Table 12: ICS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages and where indicated)	2015	2014
Card billed business (billions)	$28.7	$31.9	(10)%
Total cards-in-force	14.9	15.7	(5)
Basic cards-in-force	10.4	10.9	(5)
Average basic Card Member spending (dollars)*	$2,729	$2,942	(7)
International Consumer Travel:
Travel sales	$334	$353	(5)
Travel commissions and fees/sales	7.2%	6.2%
Total segment assets (billions)	$29.0	$30.4	(5)
Segment capital	$3,248	$3,019	8
Return on average segment capital(a)	12.7%	20.0%
Return on average tangible segment capital(a)	22.3%	36.8%

Card Member receivables:
Total receivables (billions)	$6.4	$7.2	(11)
Net write-off rate — principal only(b)	1.9%	1.9%
Net write-off rate — principal and fees(b)	2.0%	2.0%
30 days past due loans as a % of total	1.6%	1.4%

Card Member loans:
Total loans (billions)	$6.8	$8.2	(17)%
Net write-off rate — principal only(b)	2.0%	2.2%
Net write-off rate — principal, interest and fees(b)	2.5%	2.7%
30 days past due loans as a % of total	1.8%	1.7%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$180	$195
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	18	18
Interest income not attributable to the Company’s Card Member loan portfolio	(8)	(10)

Adjusted net interest income(c)	$190	$203

Average loans (billions)	$7.2	$8.3
Exclude certain non-traditional Card Member loans, and other fees (billions)	(0.1)	(0.2)

Adjusted average loans (billions)(c)	$7.1	$8.1
Net interest income divided by average loans	10.0%	9.5%
Net interest yield on Card Member loans(c)	10.9%	10.1%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($386 million and $612 million for the twelve months ended March 31, 2015 and 2014, respectively) by (ii) one-year average segment capital ($3.0 billion and $3.1 billion for the twelve months ended March 31, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.3 billion and $1.4 billion for the three months ended March 31, 2015 and 2014, respectively. We believe the return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to Table 7 footnote (d).

(c)

Adjusted net interest income, adjusted average loans and net interest yield on Card Member loans are non-GAAP measures. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 13: GCS Selected Income Statement Data

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Revenues
Non-interest revenues	$871	$1,249	$(378)	(30)%

Interest income	4	4	—	—
Interest expense	48	59	(11)	(19)

Net interest expense	(44)	(55)	(11)	(20)

Total revenues net of interest expense	827	1,194	(367)	(31)
Provisions for losses	35	38	(3)	(8)

Total revenues net of interest expense after provisions for losses	792	1,156	(364)	(31)

Expenses
Marketing, promotion, rewards, Card Member services and other	164	166	(2)	(1)
Salaries and employee benefits and other operating expenses	344	705	(361)	(51)

Total expenses	508	871	(363)	(42)

Pretax segment income	284	285	(1)	—
Income tax provision	104	101	3	3

Segment income	$180	$184	$(4)	(2)%

Effective tax rate	36.6%	35.4%

GCS offers global corporate payment services to large and mid-sized companies. Our business travel operations, which had been included in GCS, were deconsolidated effective June 30, 2014, in connection with the formation of the GBT JV, discussed previously. Therefore, there is a lack of comparability against periods prior to the deconsolidation. Our proportional share of the GBT JV net income is reported within Other revenues.

Non-interest revenues decreased $378 million or 30 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, driven primarily by the business travel joint venture transaction, resulting in a lack of comparability between periods. Billed business was flat for the three months ended March 31, 2015, as compared to the same period in the prior year. Billed business increased 4 percent within the U.S. and decreased 10 percent outside the U.S. for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of foreign exchange rates, increased 3 percent.5

Net interest expense decreased $11 million or 20 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by a lower cost of funds.

Provisions for losses decreased $3 million or 8 percent for the three months ended March 31, 2015, as compared to the same period in the prior year. Refer to Table 14 for the charge card net loss ratio as a percentage of charge volume.

Marketing, promotion, rewards, Card Member services and other expenses decreased $2 million or 1 percent for the three months ended March 31, 2015, as compared to the same period in the prior year. Excluding the impact from foreign exchange rates, marketing, promotion, rewards, Card Member services and other expenses increased 3 percent, as compared to the same period in the prior year.5

[5]	Refer to footnote 1 on page 33 for details regarding foreign currency adjusted information.

Salaries and employee benefits and other operating expenses decreased $361 million or 51 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily due to the impact of the business travel joint venture transaction, resulting in a lack of comparability between periods.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages and where indicated)	2015	2014
Card billed business (billions)	$45.3	$45.5	— %
Total cards-in-force	6.9	7.1	(3)
Basic cards-in-force	6.9	7.1	(3)
Average basic Card Member spending (dollars)*	$6,567	$6,429	2
Total segment assets (billions)	$19.6	$21.6	(9)
Segment capital	$4,126	$3,786	9
Return on average segment capital(a)	39.9%	23.2%
Return on average tangible segment capital(a)	70.6%	44.4%
Card Member receivables:
Total receivables (billions)	$15.7	$16.6	(5)%
90 days past billing as a % of total	0.7%	0.7%
Net loss ratio (as a % of charge volume)	0.10%	0.09%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion and $0.9 billion for the twelve months ended March 31, 2015 and 2014, respectively) by (ii) one-year average segment capital ($3.9 billion and $3.7 billion for the twelve months ended March 31, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $1.7 billion and $1.8 billion for the three months ended March 31, 2015 and 2014, respectively. We believe the return on average tangible segment capital is a useful measure of the profitability of our business.

Global Network & Merchant Services

Table 15: GNMS Selected Income Statement Data

	Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages)	2015	2014
Revenues
Non-interest revenues	$1,270	$1,293	$(23)	(2)%

Interest income	20	10	10	#
Interest expense	(54)	(62)	8	(13)

Net interest income	74	72	2	3

Total revenues net of interest expense	1,344	1,365	(21)	(2)
Provisions for losses	11	16	(5)	(31)

Total revenues net of interest expense after provisions for losses	1,333	1,349	(16)	(1)

Expenses
Marketing, promotion, rewards, Card Member services and other	147	156	(9)	(6)
Salaries and employee benefits and other operating expenses	488	491	(3)	(1)

Total expenses	635	647	(12)	(2)

Pretax segment income	698	702	(4)	(1)
Income tax provision	254	259	(5)	(2)

Segment income	$444	$443	$1	— %

Effective tax rate	36.4%	36.9%

#	Denotes a variance greater than 100 percent.

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

Non-interest revenues decreased $23 million or 2 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of changes in foreign exchange rates, increased 3 percent, primarily driven by higher royalties and discount revenue as a result of a 3 percent increase (7 percent when excluding the impact of foreign exchange rates) in global card billed business volume for the three months ended March 31, 2015, as compared to the same period in the prior year.6

Net interest income increased $2 million or 3 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, primarily driven by increased revenues on merchant loans. The interest expense credit relates to internal transfer pricing and funding rates, which resulted in a net benefit for GNMS due to its merchant payables. Excluding the impact of changes in foreign exchange rates, net interest income increased 10 percent for the three month period.6

Provisions for losses decreased $5 million or 31 percent for the three months ended March 31, 2015, as compared to the same period in the prior year.

Marketing, promotion, rewards, Card Member services and other expenses decreased $9 million or 6 percent and for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of foreign exchange rates, was flat.6

[6]	Refer to footnote 1 on page 33 for details regarding foreign currency adjusted information.

Salaries and employee benefits and other operating expenses decreased $3 million or 1 percent for the three months ended March 31, 2015, as compared to the same period in the prior year, and excluding the impact of foreign exchange rates, increased 2 percent, primarily driven by a favorable impact in the prior year from enhancements to the estimation process for potential losses from non-delivery of goods and services by merchants for Card Member purchases, partially offset by adjustments to non-income tax expense.7

Table 16: GNMS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2015 vs. 2014
(Millions, except percentages and where indicated)	2015	2014
Global Worldwide Card billed business (billions)	$245.6	$238.1	3%
Total segment assets (billions)	$17.8	$18.3	(3)
Segment capital	$2,191	$1,931	13
Return on average segment capital(a)	82.1%	81.2%
Return on average tangible segment capital(a)	90.6%	89.7%
Global Network Services:
Card billed business (billions)	$39.1	$36.6	7
Total cards-in-force	44.5	41.3	8%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.7 billion and $1.6 billion for the twelve months ended March 31, 2015 and 2014, respectively) by (ii) one-year average segment capital ($2.0 billion for both the twelve months ended March 31, 2015 and 2014). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation of average tangible segment capital, a non-GAAP measure, excludes from average segment capital average goodwill and other intangibles of $190 million and $193 million for the three months ended March 31, 2015 and 2014, respectively. We believe the return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and certain other businesses, including our Enterprise Growth Group and other operations, are included in Corporate & Other.

Corporate & Other net expense decreased to $167 million for the three months ended March 31, 2015 as compared to $230 million for the three months ended March 31, 2014, primarily driven by a favorable impact from foreign currency net gains (including the reassessment of the functional currency of certain UK legal entities in the three months ended March 31, 2015) and lower tax expense in the corporate segment during the current quarter, partially offset by a gain from the sale of ICBC investment securities in the prior year.

Results for both periods disclosed included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management”, as well as interest expense related to other corporate indebtedness.

[7]	Refer to footnote 1 on page 33 for details regarding foreign currency adjusted information.

Consolidated Capital Resources and Liquidity

Our balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and

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

The level and composition of our consolidated capital position are determined through our internal capital adequacy assessment process, which takes into account our business activities, as well as marketplace conditions and requirements or expectations of credit rating agencies, regulators and shareholders, among others. Our consolidated capital position is also influenced by subsidiary capital requirements. As a bank holding company, we are also subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.

Prior to 2015, we reported our capital ratios using Basel III capital definitions, inclusive of transition provisions, and Basel I risk-weighted assets. Beginning March 31, 2015, we report our capital ratios using the Basel III capital definitions, inclusive of transition provisions, and the Basel III Standardized Approach for calculating risk-weighted assets (see section on Transitional Basel III). The Basel III standards will be fully phased-in by January 1, 2019 (see section on Fully Phased-in Basel III).

We also report capital adequacy standards on a parallel basis to regulators under Basel requirements for Advanced Approaches institutions. The parallel period will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly disclosing regulatory risk-based capital ratios using both the Standardized and Advanced Approaches.

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of March 31, 2015.

Table 17: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2015(a)	Ratios as of March 31, 2015
Risk-Based Capital
Common Equity Tier 1	4.5%
American Express Company		13.8%
American Express Centurion Bank		19.5
American Express Bank, FSB		14.5
Tier 1	6.0
American Express Company		14.9
American Express Centurion Bank		19.5
American Express Bank, FSB		14.5
Total	8.0
American Express Company		16.8
American Express Centurion Bank		20.8
American Express Bank, FSB		16.3
Tier 1 Leverage	4.0
American Express Company		12.3
American Express Centurion Bank		18.5
American Express Bank, FSB		14.2
Supplementary Leverage Ratio(b)	3.0%
American Express Company		10.4
American Express Centurion Bank		15.0
American Express Bank, FSB		10.6
Common Equity to Risk-Weighted Assets
American Express Company		15.8
Tangible Common Equity to Risk-Weighted Assets(c)
American Express Company		12.8%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2015 for Advanced Approaches institutions.

(b)	The minimum supplementary leverage ratio requirement of 3 percent is effective January 1, 2018.

(c)	Refer to page 52 for a discussion of tangible common equity, a non-GAAP measure.

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

The following provides definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets under Basel III as of March 31, 2015 were $128.0 billion.

Common Equity Tier 1 Risk-Based Capital Ratio — The Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 capital, divided by risk-weighted assets. Common Equity Tier 1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax and subject to transition provision. Common Equity Tier 1 capital as of March 31, 2015 was $17.6 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of Common Equity Tier 1 capital, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries. Tier 1 capital as of March 31, 2015 was $19.1 billion.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) a portion of the unrealized gains on equity securities, $600 million of subordinated notes issued in the fourth quarter of 2014 and a $750 million subordinated hybrid security. The $750 million subordinated hybrid security does not meet the requirements of Tier 2 capital under Basel III, and is being transitioned out of capital (the total amount included in Tier 2 capital as of March 31, 2015 was $187 million). Hence, the total amount of subordinated debt included in Tier 2 capital as of March 31, 2015 was $787 million. Tier 2 capital as of March 31, 2015 was $2.3 billion. See “Fully Phased-in Basel III” section.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total assets for the most recent quarter. Average total assets as of March 31, 2015 were $155.4 billion.

Supplementary Leverage Ratio — The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure under Basel III. Leverage Exposure, which reflects average total consolidated assets with adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities. Total leverage exposure for supplementary leverage ratio purposes as of March 31, 2015 was $184.0 billion.

The following provides a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $21.8 billion as of March 31, 2015, less preferred shares of $1.6 billion. Tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $3.8 billion as of March 31, 2015. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. We estimate that had Basel III been fully phased-in during the three months ended March 31, 2015, our Common Equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios would have been 13.1 percent and 14.3 percent, respectively, and as of March 31, 2015, our Tier 1 and supplementary leverage ratios would have been 11.9 percent and 10.0 percent, respectively.8 These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the U.S.

The Basel capital standards establish minimum requirements for the Tier 1 risk-based capital ratios that are 1.5% higher than the minimum requirements for Common Equity Tier 1 risk-based capital ratios. This difference between Tier 1 capital, which includes common equity and qualifying preferred securities, and Common Equity Tier 1 is also present in the minimum capital requirements within Comprehensive Capital Analysis and Review (CCAR). We issued $750 million of preferred shares in the fourth quarter of 2014 and $850 million in the first quarter of 2015. The preferred shares issuances help to finance a portion of the Tier 1 capital requirements in excess of common equity requirements.

Our $750 million subordinated hybrid security, which was previously fully included in Tier 2 capital (but not in Tier 1 capital), does not meet the requirements of Tier 2 capital under Basel III. The phase-out of this subordinated hybrid security from Tier 2 capital began in the first quarter of 2014, which affects our total risk-based capital ratio. As previously mentioned, we issued $600 million of subordinated debt in the fourth quarter of 2014, which qualifies as Tier 2 capital under Basel rules. Our total risk-based capital ratio is expected to remain well in excess of the required minimum.

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

[8]

The Fully Phased-in Basel III capital and leverage ratios are non-GAAP measures. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of March 31, 2015.

Table 18: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET 1	Tier 1
Risk-Based Capital under Transitional Basel III	$17.6	$ 19.1
Adjustments related to:
AOCI	(0.2)	(0.2)
Transition provisions for intangible assets	(0.5)	(0.5)
Deferred tax assets	(0.1)	(0.1)
Other	—	0.1

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.8	$ 18.4

Fully Phased-in Basel III Risk-Weighted Assets — The Fully Phased-in Basel III risk-weighted assets reflect our Basel I risk-weighted assets, adjusted under Fully Phased-in Basel III rules. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. The Fully Phased-in Basel III risk-weighted assets as of March 31, 2015 were estimated to be $128.7 billion.

Fully Phased-in Basel III Tier 1 Leverage Ratio — The Fully Phased-in Basel III Tier 1 leverage ratio is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets.

Fully Phased-in Basel III Supplementary Leverage Ratio — The Fully Phased-in Basel III supplementary leverage ratio is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III. The Fully Phased-in Basel III total leverage exposure as of March 31, 2015 was estimated to be $184.6 billion.

Share Repurchases and Dividends

We have a share repurchase program to return excess capital to shareholders. The share repurchases reduce shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three months ended March 31, 2015, we returned $1.0 billion to our shareholders in the form of dividends ($266 million) and share repurchases ($745 million). We repurchased 9.1 million common shares at an average price of $81.62 in the first quarter of 2015. These dividend and share repurchase amounts represent approximately 65.4 percent of total capital generated during the quarter, which was above our on average and over time target to distribute approximately 50 percent of the capital to shareholders as dividends or through the repurchases of common stock. These distribution percentages result from the strength of our capital ratios and the amount of capital we generate from net income and through employee stock plans in relation to the amount of capital required to support our organic business growth and acquisitions.

On March 11, 2015, we were informed that the Federal Reserve did not object to our capital plan to return capital to shareholders through share repurchases of up to $6.6 billion during the period beginning the second quarter of 2015 through and including the second quarter of 2016, as well as an increase in our quarterly dividend to $0.29 per share from $0.26 per share, beginning with the second quarter 2015 dividend declaration, subject to approval by our Board of Directors. The timing and amount of common shares purchased under our authorized capital plan will depend on various factors, including our business plans, financial performance and market conditions. To facilitate repurchases, we may, from time to time, make purchases pursuant to one or more trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase common shares during periods when we might otherwise be prevented from doing so under applicable law or because of self-imposed trading blackout periods.

Funding Strategy

Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile. The diversity of funding sources by type of instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of instrument, maturity or investor. The mix of our funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving our liquidity objectives. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.

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

Management does not currently expect to make any significant changes to our funding programs in order to satisfy Basel III’s liquidity coverage ratio (LCR) standard based upon our current understanding of the requirements, which may be subject to change as we receive additional clarification and implementation guidance from regulators relating to the requirements and as the interpretation of requirements evolve over time.

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

Table 19: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable

Moody’s	TRS(a) and rated operating subsidiaries(b)	Prime-1	A2	Stable

Moody’s	American Express Company	Prime-2	A3	Stable

S&P	TRS(a) and rated operating subsidiaries(c)	A-2	A-	Stable

S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

(b)	In March 2015, Moody’s placed American Express Centurion Bank and American Express Bank, FSB’s long-term senior unsecured debt ratings under review for possible downgrade.

(c)	S&P does not provide a rating for TRS short-term debt.

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

We held the following deposits as of March 31, 2015 and December 31, 2014:

Table 20: Customer Deposits

(Billions)	March 31, 2015	December 31, 2014
U.S. retail deposits:
Savings accounts — Direct	$27.5	$ 26.2
Certificates of deposit:(a)
Direct	0.3	0.3
Third-party	7.4	7.8
Sweep accounts — Third-party	8.9	9.0
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.2	0.2
Card Member credit balances — U.S. and non-U.S.	0.6	0.7

Total customer deposits	$44.9	$ 44.2

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 29.2 months and 1.62 percent, respectively, as of March 31, 2015.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the three months ended March 31, 2015, no such triggering events occurred.

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

•	Incorporating tradeoffs between the risk of insufficient liquidity and our profitability into capital adequacy framework.

We seek to maintain access to a diverse set of liquidity sources, including cash and other liquid assets on-balance sheet as well as off-balance sheet financing such as committed bank credit facilities and ABS conduit facilities, in order to comply with requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other regulatory measures of liquidity such as the LCR. We, through our U.S. bank subsidiaries, also hold collateral eligible for use at the Federal Reserve’s discount window.

We seek to satisfy the requirements of a variety of stress scenarios, including those required by law and regulation as well as our own stress scenario, in order to determine the amount and mix of the liquidity sources we maintain at any given time. These stress scenarios possess distinct characteristics and vary by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Our own stress scenario assumes we are unable to access our regular funding programs during a severe macroeconomic scenario, in which case we would target a mix of on- and off-balance sheet liquidity sources to satisfy financial obligations, such as debt maturities, and the projected net cash flows needs of our business for a period of at least twelve months. The LCR is another form of stress scenario that prescribes distinct cash flow assumptions over a 30-day period, and establishes criteria for qualifying on balance sheet assets as High-Quality Liquid Assets. The Company was in compliance with the liquidity requirements to which it is subject, including the LCR, for the three months ended March 31, 2015.

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

Securitized Borrowing Capacity

As of March 31, 2015, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2016, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2015, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.

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

We had approximately $54 billion as of March 31, 2015 in U.S. credit card loans and charge card receivables that could be sold over time through our existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained committed syndicated bank credit facilities as of March 31, 2015 of $6.6 billion through facilities in the U.S. and Australia. Our total committed bank credit facilities expire as follows:

Table 21: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)
2016	$ 2.0
2017	4.6

Total	$ 6.6

Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31:

Table 22: Cash Flows

(Billions)	2015	2014
Total cash provided by (used in):
Operating activities	$2.1	$ 3.3
Investing activities	2.8	1.6
Financing activities	(3.5)	(3.6)
Effect of foreign currency exchange rates on cash and cash equivalents and other	(0.1)	(0.1)

Net increase in cash and cash equivalents	$1.3	$ 1.2

Cash Flows from Operating Activities

Cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the three months ended March 31, 2015 and 2014, net cash provided by operating activities was $2.1 billion and $3.3 billion, respectively. Net cash provided by operating activities for the three months ended March 31, 2015 was driven by net income of $1.5 billion, adjusted for non-cash items including certain changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The decrease as compared to the three months ended March 31, 2014, resulted from a decline in accounts payable, due to changes in merchant payable volumes.

Cash Flows from Investing Activities

Our investing activities primarily include changes in Card Member loans and receivables and our available for sale investment portfolio.

For the three months ended March 31, 2015 and 2014, net cash provided by investing activities was $2.8 billion and $1.6 billion, respectively. The variance was primarily driven by a net decrease in Card Member loans and receivables, due primarily to increases in Card Member remittances as compared to the same period in the prior year.

Cash Flows from Financing Activities

Our financing activities primarily include changes in customer deposits, issuing and repaying debt, issuing and repurchasing our common shares, and paying dividends.

For the three months ended March 31, 2015 and 2014, net cash used in financing activities was $3.5 billion and $3.6 billion, respectively.

Certain Other Off-Balance Sheet Arrangements

As of March 31, 2015, we had approximately $279 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

To mitigate counterparty credit risk related to derivatives, the Company accepted noncash collateral in the form of security interests in U.S. Treasury securities from its derivatives counterparties with a fair value of $43 million as of March 31, 2015, none of which was sold or repledged.

OTHER MATTERS

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

In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and rules that would or do impose changes on certain practices or pricing of card issuers, merchant acquirers and payment networks, and the establishment of broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard) and the fees merchants are charged for card acceptance, as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly. For example, the decision of the European Commission (the Commission) to make binding Visa Europe’s commitments to cap its cross-border credit card multilateral interchange fees to 30 basis points and change its rules on how cross-border interchange is applied could negatively impact the discount revenue we derive from our business in the EU as a result of downward marketplace pressure on merchant fees, including our discount rates. Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

European Union Payments Legislation

In July 2013, the Commission proposed legislation in two parts, covering a wide range of topics across the payments industry. The first part was a proposed EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of revisions to the Payment Services Directive (the PSD2). As part of the EU legislative process, these proposals have been subject to review by the European Parliament (the Parliament) and the Council of the European Union (the Council), after which these institutions then meet with the Commission to finalize the legislation in a process known as a trialogue.

The Interchange Fee Regulation is now in the final stages of the legislative process following political agreement on its substantive content among the Council, the Parliament and the Commission in December 2014. Although the regulation is still subject to formal adoption, the substantive terms agreed among the institutions include the following:

•

Price caps — Interchange fees on consumer card transactions will be capped, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees, as “four party” networks such as Visa and MasterCard have, and “three party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three party” networks should be treated as “four party” networks when they license third party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means, for example, the caps will apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU. The caps will take effect six months after the regulation becomes effective; however, individual Member States of the EU may postpone for a further three years the effectiveness of these caps in relation to transactions with no cross-border component on “three party” networks. The discount rates we agree to with merchants will not be capped, but the interchange caps will likely exert additional downward pressures on merchant fees across the industry, including our discount rates, and may undermine our ability to attract and retain GNS partners. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

•

Card acceptance terms — “Anti-steering” and “honor-all-cards” rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, will be prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on anti-steering rules takes effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules takes effect one year later.

•

Network licensing — Beginning six months after the regulation becomes effective, the geographic scope of network licenses, including those we agree to with our GNS partners, will cover the entire EU. This may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity in relation to a particular country.

•

Separation of network processing — Beginning one year after the date the regulation becomes effective, card networks will be required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This proposal does not apply to three-party payment networks, such as American Express, but may be deemed applicable in situations where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

•

Co-badging of cards — Beginning one year after the regulation becomes effective, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

The Commission’s PSD2 proposal has been considered by both the Parliament and the Council; however, the trialogue process is still underway. Among other terms, the PSD2 could include in its final form provisions that would (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the ability of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including three-party payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The potential surcharging regulation may increase instances of differential surcharging of our cards, prompt customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction. The access requirements would undermine the flexibility and discretion we have had to date in deciding with whom to partner in our GNS business. Unlike the Interchange Fee Regulation, the PSD2 would require transposition into national law by each Member State, likely over a period of two years.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law created an independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for providers of consumer financial products and services, including American Express Company and certain of our subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

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

In December 2013, we announced that certain of our subsidiaries reached settlements with several banking regulators, including the CFPB, to resolve regulatory reviews of marketing and billing practices related to several credit card add-on products. For a description of these settlements, see Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

In October 2012, we announced that American Express Company and certain of our subsidiaries reached settlements with several bank regulators, including the CFPB, relating to certain aspects of our U.S. consumer card practices. For a description of these settlements, see Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Dodd-Frank also authorizes the Federal Reserve to establish enhanced prudential regulatory requirements, including capital, leverage and liquidity standards, risk management requirements, concentration limits on credit exposures, mandatory resolution plans (so-called “living wills”) and stress tests for, among others, large bank holding companies, such as American Express Company, that have greater than $50 billion in assets. We are also required to develop and maintain a “capital plan,” and to submit the capital plan to the Federal Reserve for our quantitative and qualitative review under the Federal Reserve’s CCAR process. In addition, certain derivative transactions are now required to be centrally cleared, which have increased our collateral posting requirements. In September 2014, the U.S. Commodity Futures Trading Commission and the U.S. federal banking agencies issued proposals that would impose mandatory margining requirements for certain non-cleared swaps, which may further increase collateral posting requirements for us.

Department of Justice Litigation

The U.S. Department of Justice (DOJ) and certain states’ attorneys general have brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products at the point of sale violate the U.S. antitrust laws. On February 19, 2015, the trial court found that the challenged provisions were anticompetitive and will now determine the scope of the remedy when it enters judgment in the case. We intend to vigorously pursue an appeal of the decision and judgment. See Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K) for descriptions of the DOJ action and related cases. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement. The settlement enjoins Visa and MasterCard, with certain exceptions, from adopting or enforcing rules or entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. If similar conditions were imposed on American Express, it could have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in the 2014 Form 10-K for further information on the potential impacts of an adverse decision on our business.

Other Legislative and Regulatory Initiatives

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

Although neither a legislative nor regulatory initiative, the settlement by MasterCard and Visa in a U.S. merchant class litigation required, among other things, MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit and prepaid card transactions. In December 2013, we announced the proposed settlement of a number of U.S. merchant class action lawsuits, which, if approved, would change certain surcharging provisions in our U.S. card acceptance agreements. For a further description of the proposed settlement, see Part I, Item 3. “Legal Proceedings” in the 2014 Form 10-K.

Refer to “Consolidated Capital Resources and Liquidity” for a discussion of capital adequacy requirements established by federal banking regulators.

Recently Issued Accounting Standards

Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Glossary of Selected Terminology

Adjusted average loans — Represents average Card Member loans excluding the impact of certain non-traditional Card Member loans and other fees.

Adjusted net interest income — Represents net interest income attributable to our Card Member loans portfolio excluding the impact of interest expense and interest income not attributable to our Card Member loans portfolio.

Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans. The receivables and loans of our Charge Trust and Lending Trust being securitized are reported as assets on our Consolidated Balance Sheets.

Average discount rate — This calculation is generally designed to reflect pricing at merchants accepting general purpose American Express cards. It represents the percentage of billed business (generated from both proprietary and GNS Card Member spend) retained by us from merchants we acquire or for merchants acquired by a third party on our behalf, net of amounts retained by such third party.

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

Billed business — Includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), corporate payments and certain insurance fees charged on proprietary cards. In-store spend activity within retail co-brand portfolios in GNS, from which we earn no revenue, is not included in non-proprietary billed business. Card billed business is included in the U.S. or outside the U.S. based on where the issuer is located.

Capital ratios — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for further related definitions under Transitional Basel III and Fully Phased-in Basel III.

Card Member — The individual holder of an issued American Express-branded charge, credit and certain prepaid cards.

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

Interest expense — Interest expense includes interest incurred primarily to fund Card Member loans, charge card product receivables, general corporate purposes, and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term financing and short-term borrowings, which primarily relates to interest expense on commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings.

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

Net loss ratio — Represents the ratio of GCS charge card write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to Card Members.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. Our market risk exposure is primarily generated by interest rate risk in our card and insurance businesses, as well as our investment portfolios, and foreign exchange risk in our operations outside the United States. There were no material changes in these market risks since December 31, 2014. As described in the 2014 Form 10-K (refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”):

•	the detrimental effect on our annual net interest income of a hypothetical 100 basis point increase in interest rates would be approximately $212 million; and

•

the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $182 million.

These sensitivities are based on the 2014 year-end positions, and assume that all relevant maturities and types of interest rates and foreign exchange rates that affect our results would increase instantaneously and simultaneously and to the same degree.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

our ability to achieve flat to modestly down EPS growth for the full year 2015 and positive earnings per share growth in 2016, which will depend in part on recent discount rate, loan growth, credit and other trends continuing, our tax rate remaining in line with recent performance, the impact of proposed regulation in the European Union and the ability to realize benefits from the 2014 restructuring actions, the behavior of Card Members and their actual spending patterns, the trajectory of volume decline and card acquisition related to the Costco U.S. relationship, currency and interest rate fluctuations, the timing and size of the investments we make to attract Card Members, including those from the Costco co-brand relationship, and in other growth initiatives, as well as our success in implementing our strategies and business initiatives including growing profitable spending through proprietary, co-brand and network products, increasing penetration among corporate clients, expanding our international footprint, growing reloadable prepaid, loyalty coalitions and marketing services, increasing merchant acceptance, controlling expenses and executing our share repurchase program;

•

the actual amount to be spent by us on investments in the business, including on marketing and promotion at levels relatively similar to the elevated amounts in 2014, rewards, Card Member services and operating expenses, as well as the timing of any such investments, which will be based in part on management’s assessment of competitive opportunities, contractual obligations with business partners, management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities and the Company’s performance, the ability to develop and implement technology and other resources to realize efficiencies and the ability to control operating, infrastructure and rewards expenses as business expands or changes, including the changing behavior of Card Members, credit trends and changes in macroeconomic conditions;

•

uncertainty related to our ability to drive growth and achieve attractive returns from investments, including our ability to attract Card Members, which will depend in part on our ability to develop and market value propositions that appeal to Card Members and new customers and on our ability to offer attractive services and rewards programs, as well as increasing competition, brand perceptions and reputation, the behavior of our Card Members and their actual spending patterns, and ineffective or insufficient levels of investments, including on marketing and promotion expenses, new product development and acquisition efforts, including through digital channels;

•

the ability to contain annual operating expense growth in 2015, which will depend in part on unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, the payment of monetary damages and penalties, disgorgement and restitution, our decision to increase or decrease discretionary operating expenses such as in technology development depending on overall business performance, our ability to achieve the expected benefits of reengineering plans, our ability to balance expense control and investments in the business, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and reclassifications, and the level of acquisition activity and related expenses;

•

the level of our provision for losses in 2015, which will depend in part on changes in the level of our loan balances, delinquency and write-off rates of Card Members, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans and receivables;

•

changes affecting our ability or desire to execute our share repurchase program, including repurchasing up to $6.6 billion of our common shares during the period beginning the second quarter of 2015 through and including the second quarter of 2016, such as actions by bank regulatory agencies, acquisitions, our quarterly and annual results of operations and capital needs, among other factors, which could significantly impact our capital ratios;

•

our ability to meet our on-average and over-time EPS growth target in 2017 and beyond, which will depend on factors such as our success in implementing our strategies and business initiatives including growing our share of overall spending, addressing the loss of the Costco U.S. relationship, retaining and growing our other co-brand and other partner relationships, increasing merchant coverage, enhancing our prepaid offerings, expanding the GNS business and controlling expenses, the willingness and ability of Card Members to sustain spending, the effectiveness of marketing and loyalty programs, and on factors outside management’s control including regulatory and market pressures on pricing, credit trends, changes in foreign currency exchange and interest rates, and changes in general economic conditions, such as GDP growth, consumer confidence, unemployment and the housing market;

•

our ability to meet our on-average and over-time objective to return 50 percent of capital generated to shareholders through dividends and share repurchases, which will depend on factors such as achieving our EPS and ROE targets, approval of our capital plans by our regulators, the amount we spend on acquisitions, our results of operations and capital needs in any given period;

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

•

uncertainty relating to the outcome of the lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general, including the scope of the remedy determined by the trial court, the success or failure of any appeal and the timing of any future judgments or decisions;

•

uncertainty relating to the outcomes and costs associated with merchant class actions, including the success or failure of the settlement agreement, such as objections to the settlement agreement by plaintiffs and other parties and uncertainty and timing related to the approval of the settlement agreement by the Court, which can be impacted by appeals;

•

legal and regulatory developments wherever we do business, including legislative and regulatory reforms in the U.S., such as the actions of the CFPB and Dodd-Frank’s stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of our business practices or materially affect our capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase our stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our ABS program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

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

•

the impact of regulatory changes in the EU, including the introduction of price regulation, the elimination of honor all cards and “anti-steering” rules and requirements on granting access to our network, among other important changes, which will depend on various factors, including, but not limited to the exemptions and phase-in periods in the laws and regulations ultimately adopted in the EU and its Member States, our ability to adapt and change our business model to address regulatory requirements and competitive pressures, and our success in continuing to offer value propositions that potential partners, merchants and customers find attractive;

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

A further description of these uncertainties and other risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. In the course of our business, we and our subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. We believe we are not a party to, nor are any of our properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on our consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving us or our subsidiaries are further described in this section and others, for which there have been no subsequent material developments since the filing of the 2014 Form 10-K, are described in such report.

For those legal proceedings and governmental examinations described in this section and in the 2014 Form 10-K, where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $360 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, refer to Note 8 to the Consolidated Financial Statements.

On March 20, 2015, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co. was filed in New York State Supreme Court, New York County. The defendants include current and former Company executives, current and former members of the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the defendants permitted and/or caused the Company to violate the antitrust laws through inclusion of its non-discrimination provisions in merchant contracts, which led to the recent negative result in the lawsuit brought by the DOJ, which the Company intends to appeal. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information in the Company’s SEC filings and other public statements; failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2014 Form 10-K. There are no material changes from the risk factors set forth in the 2014 Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2014 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2015
Repurchase program(a)	1,862,965	82.89	1,862,965	56,900,445
Employee transactions(b)	13,684	94.57	N/A	N/A

February 1-28, 2015
Repurchase program(a)	6,394,338	81.28	6,394,338	50,506,107
Employee transactions(b)	1,056,911	82.97	N/A	N/A

March 1-31, 2015
Repurchase program(a)	868,032	81.42	868,032	49,638,075
Employee transactions(b)	2,227	83.26	N/A	N/A

Total
Repurchase program(a)	9,125,335	81.62	9,125,335	49,638,075
Employee transactions(b)	1,072,822	83.12	N/A	N/A

(a)

As of March 31, 2015, there were approximately 50 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

ITEM 5. OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

During the first quarter of 2015, American Express Global Business Travel booked one hotel reservation at Esteghlal Grand Hotel. In addition, certain third-party service providers obtained approximately nine visas from Iranian embassies and consulates around the world during the first quarter of 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed us that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the first quarter of 2015 it obtained seven visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY (Registrant)

Date: April 29, 2015	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and Chief Financial Officer

Date: April 29, 2015	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1	Conformed copy of Amended and Restated Certificate of Incorporation of American Express Company, as amended through February 27, 2015.

10.1	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through March 23, 2015.

10.2	Amendment No. 2, dated March 26, 2015, to the Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault.

12	Computation in Support of Ratio of Earnings to Fixed Charges

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1