Form 10-Q
period 2015-06-30
AMERICAN EXPRESS CO
filed 2015-07-29
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Shares (par value $0.20 per share)	1,001,283,308 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30, (Millions, except per share amounts)	2015	2014
Revenues
Non-interest revenues
Discount revenue	$4,946	$4,919
Net card fees	667	687
Travel commissions and fees	95	500
Other commissions and fees	632	624
Other	521	585

Total non-interest revenues	6,861	7,315

Interest income
Interest on loans	1,776	1,696
Interest and dividends on investment securities	41	45
Deposits with banks and other	20	18

Total interest income	1,837	1,759

Interest expense
Deposits	109	91
Long-term debt and other	305	352

Total interest expense	414	443

Net interest income	1,423	1,316

Total revenues net of interest expense	8,284	8,631

Provisions for losses
Charge card	165	183
Card Member loans	285	282
Other	17	24

Total provisions for losses	467	489

Total revenues net of interest expense after provisions for losses	7,817	8,142

Expenses
Marketing and promotion	761	959
Card Member rewards	1,799	1,773
Card Member services and other	242	192
Salaries and employee benefits	1,250	1,658
Other, net	1,535	1,248

Total expenses	5,587	5,830

Pretax income	2,230	2,312
Income tax provision	757	783

Net income	$1,473	$1,529

Earnings per Common Share (Note 15): (a)
Basic	$1.43	$1.44
Diluted	$1.42	$1.43

Average common shares outstanding for earnings per common share:
Basic	1,009	1,052
Diluted	1,013	1,058
Cash dividends declared per common share	$0.29	$0.26

(a)

Represents net income less (i) earnings allocated to participating share awards of $11 million and $12 million for the three months ended June 30, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $20 million and nil for the three months ended June 30, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30, (Millions, except per share amounts)	2015	2014
Revenues
Non-interest revenues
Discount revenue	$9,606	$9,539
Net card fees	1,334	1,361
Travel commissions and fees	184	923
Other commissions and fees	1,251	1,242
Other	989	1,086

Total non-interest revenues	13,364	14,151

Interest income
Interest on loans	3,571	3,407
Interest and dividends on investment securities	82	91
Deposits with banks and other	41	37

Total interest income	3,694	3,535

Interest expense
Deposits	212	185
Long-term debt and other	612	697

Total interest expense	824	882

Net interest income	2,870	2,653

Total revenues net of interest expense	16,234	16,804

Provisions for losses
Charge card	339	398
Card Member loans	520	532
Other	28	44

Total provisions for losses	887	974

Total revenues net of interest expense after provisions for losses	15,347	15,830

Expenses
Marketing and promotion	1,370	1,546
Card Member rewards	3,439	3,355
Card Member services and other	503	414
Salaries and employee benefits	2,555	3,198
Other, net	2,934	2,797

Total expenses	10,801	11,310

Pretax income	4,546	4,520
Income tax provision	1,548	1,559

Net income	$2,998	$2,961

Earnings per Common Share (Note 15): (a)
Basic	$2.92	$2.78
Diluted	$2.90	$2.77

Average common shares outstanding for earnings per common share:
Basic	1,013	1,056
Diluted	1,018	1,062
Cash dividends declared per common share	$0.55	$0.49

(a)

Represents net income less (i) earnings allocated to participating share awards of $22 million and $24 million for the six months ended June 30, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $20 million and nil for the six months ended June 30, 2015, and 2014, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014

Net income	$1,473	$1,529	$2,998	$2,961
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax: 2015, $(10) and $(11); 2014, $1 and $24	(20)	3	(20)	42
Foreign currency translation adjustments, net of tax: 2015, $(48) and $40; 2014, $(55) and $(78)	11	6	(244)	(28)
Net unrealized pension and other postretirement benefit gains, net of tax: 2015, $(3) and $16; 2014, $5 and $20	6	14	29	41

Other comprehensive (loss) income	(3)	23	(235)	55

Comprehensive income	$1,470	$1,552	$2,763	$3,016

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents
Cash and due from banks	$2,442	$2,628
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2015, $202; 2014, $204)	18,490	19,190
Short-term investment securities	139	470

Total cash and cash equivalents	21,071	22,288
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2015, $6,231; 2014, $7,025), less reserves: 2015, $420; 2014, $465	44,459	44,386
Other receivables, less reserves: 2015, $61; 2014, $61	2,805	2,614
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2015, $27,973; 2014, $30,115), less reserves: 2015, $1,132; 2014, $1,201	67,823	69,184
Other loans, less reserves: 2015, $14; 2014, $12	1,012	920
Investment securities	4,584	4,431
Premises and equipment, less accumulated depreciation and amortization: 2015, $6,560; 2014, $6,270	4,016	3,938
Other assets (includes restricted cash of consolidated variable interest entities: 2015, $1,578; 2014, $64)	11,382	11,342

Total assets	$157,152	$159,103

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$47,166	$44,171
Travelers Cheques and other prepaid products	3,225	3,673
Accounts payable	11,056	11,300
Short-term borrowings	4,486	3,480
Long-term debt (includes debt issued by consolidated variable interest entities: 2015, $16,423; 2014, $19,516)	52,740	57,955
Other liabilities	16,594	17,851

Total liabilities	135,267	138,430

Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2015, and 750 shares as of December 31, 2014	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,002 million shares as of June 30, 2015, and 1,023 million shares as of December 31, 2014	201	205
Additional paid-in capital	13,639	12,874
Retained earnings	10,199	9,513
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax: 2015, $41; 2014, $52	76	96
Foreign currency translation adjustments, net of tax: 2015, $(277); 2014, $(317)	(1,743)	(1,499)
Net unrealized pension and other postretirement benefit losses, net of tax: 2015, $(207); 2014, $(223)	(487)	(516)

Total accumulated other comprehensive loss	(2,154)	(1,919)

Total shareholders’ equity	21,885	20,673

Total liabilities and shareholders’ equity	$157,152	$159,103

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2015	2014
Cash Flows from Operating Activities
Net income	$2,998	$2,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	887	974
Depreciation and amortization	514	515
Deferred taxes and other	145	(397)
Stock-based compensation	140	164
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(264)	(701)
Other assets	1,616	752
Accounts payable and other liabilities	(1,321)	1,142
Travelers Cheques and other prepaid products	(414)	(525)

Net cash provided by operating activities	4,301	4,885

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	—	80
Maturities and redemptions of available-for-sale investment securities	991	525
Purchase of investments	(1,212)	(443)
Net increase in Card Member receivables/loans	(569)	(1,153)
Purchase of premises and equipment, net of sales: 2015, $32; 2014, nil	(537)	(546)
Business acquisitions, net of cash acquired	(74)	(109)
Net (increase) decrease in restricted cash	(1,529)	70

Net cash used in investing activities	(2,930)	(1,576)

Cash Flows from Financing Activities
Net increase in customer deposits	3,017	371
Net increase (decrease) in short-term borrowings	1,033	(1,654)
Issuance of long-term debt	3,457	5,955
Principal payments on long-term debt	(8,476)	(6,661)
Issuance of American Express preferred shares	841	—
Issuance of American Express common shares	143	193
Repurchase of American Express common shares	(1,971)	(2,091)
Dividends paid	(533)	(489)

Net cash used in financing activities	(2,489)	(4,376)

Effect of foreign currency exchange rates on cash and cash equivalents	(99)	11

Net decrease in cash and cash equivalents	(1,217)	(1,056)
Cash and cash equivalents at beginning of period	22,288	19,486

Cash and cash equivalents at end of period	$21,071	$18,430

Supplemental cash flow information
Non-cash financing activities
Gain on business travel joint venture transaction	$—	$626

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, these business travel operations were wholly owned. The Company also focuses on generating alternative sources of revenue on a global basis in areas such as online and mobile payments and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces and direct response advertising.

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

In the first quarter of 2015, the Company changed the classification related to certain payments to partners, reducing both discount revenue and marketing and promotion expense. Prior period amounts have been reclassified to conform to the current period presentation. None of the prior period financial statements were materially misstated from this misclassification.

Recently Issued Accounting Standards

Accounting Standards Update (ASU) No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers was issued on May 28, 2014. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance supersedes most of the current revenue recognition requirements, and will be effective January 1, 2018, with early adoption as of January 1, 2017, permitted. The Company continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

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

During the three and six months ended June 30, 2015, the Company recognized equity method losses related to Qualified Affordable Housing of $11 million and $20 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $12 million and $24 million, respectively, which were recognized in Income tax provision. Similarly, during the three and six months ended June 30, 2014, the Company recognized equity method losses of $24 million and $32 million, respectively; and associated tax credits of $9 million and $18 million, respectively. The carrying value of these investments was $502 million and $522 million as of June 30, 2015 and December 31, 2014, respectively. In addition, as of June 30, 2015, the Company is contractually committed to provide additional funding related to certain of these investments, resulting in a liability of $106 million for unfunded commitments reported in Other liabilities, which is expected to be paid between 2015 and 2023.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Accounts receivable by segment as of June 30, 2015 and December 31, 2014, consisted of:

(Millions)	2015	2014
U.S. Card Services(a)	$22,087	$22,468
International Card Services	6,804	7,653
Global Commercial Services(b)	15,853	14,583
Global Network & Merchant Services(c)	135	147

Card Member receivables(d)	44,879	44,851
Less: Reserve for losses	420	465

Card Member receivables, net	$44,459	$44,386

Other receivables, net(e)	$2,805	$2,614

(a)

Includes $6.2 billion and $7.0 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2015 and December 31, 2014, respectively.

(b)	Includes $341 million and $636 million due from airlines, of which Delta Air Lines comprises $272 million and $606 million as of June 30, 2015 and December 31, 2014, respectively.

(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.

(d)	Includes approximately $12.9 billion and $13.3 billion of Card Member receivables outside the U.S. as of June 30, 2015 and December 31, 2014, respectively.

(e)

Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue and (ii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees. Other receivables are presented net of reserves for losses of $61 million as of both June 30, 2015 and December 31, 2014.

Loans by segment as of June 30, 2015 and December 31, 2014, consisted of:

(Millions)	2015	2014
U.S. Card Services(a)	$61,731	$62,592
International Card Services	7,170	7,744
Global Commercial Services	54	49

Card Member loans	68,955	70,385
Less: Reserve for losses	1,132	1,201

Card Member loans, net	$67,823	$69,184

Other loans, net(b)	$1,012	$920

(a)	Includes approximately $28.0 billion and $30.1 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of June 30, 2015 and December 31, 2014, respectively.

(b)

Other loans primarily represent loans to merchants and a store card loan portfolio. Other loans are presented net of reserves for losses of $14 million and $12 million as of June 30, 2015 and December 31, 2014, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2015 and December 31, 2014:

2015 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$61,184		$163		$119		$265	$61,731
International Card Services	7,053		36		25		56	7,170
Card Member Receivables:
U.S. Card Services	$21,758		$114		$65		$150	$22,087
International Card Services	6,707		29		19		49	6,804
Global Commercial Services(a)	(b	)	(b	)	(b	)	108	15,853

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$61,995		$179		$128		$290	$62,592
International Card Services	7,621		39		27		57	7,744
Card Member Receivables:
U.S. Card Services	$22,096		$129		$72		$171	$22,468
International Card Services	7,557		29		20		47	7,653
Global Commercial Services(a)	(b	)	(b	)	(b	)	120	14,583

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2015			2014

	Net Write-Off Rate			Net Write-Off Rate

	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Card Services	1.4%	1.6%	0.9%	1.6%	1.9%	0.9%
International Card Services	2.0%	2.5%	1.6%	2.0%	2.4%	1.6%
Card Member Receivables:
U.S. Card Services	1.9%	2.1%	1.5%	1.8%	2.0%	1.5%
International Card Services	2.0%	2.1%	1.4%	2.0%	2.2%	1.3%

			2015		2014

			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services			0.10%	0.7%	0.09%	0.7%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The six months ended June 30, 2015, reflects the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized in the three months ended March 31, 2015.

Impaired Card Member Loans and Receivables

Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases these Card Member loans and receivables are included in one of the Company’s various modification programs. Beginning January 1, 2015, on a prospective basis the Company continues to classify Card Member accounts that have exited a modification program as a Troubled Debt Restructuring (TDR), with such accounts identified as “Out of Program TDRs.”

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information with respect to the Company’s impaired Card Member loans (which are not significant for GCS) and impaired Card Member receivables (which are not significant for International Card Services (ICS) and GCS) as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015

	Over 90 days			Accounts Classified as a TDR (c)

(Millions)	Past Due & Accruing Interest	(a)	Non- Accruals(b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services	$162		$ 205	$ 238	$ 81	$ 686	$ 640	$ 67
International Card Services	56		—	—	—	56	55	—
Card Member Receivables:
U.S. Card Services	—		—	22	3	25	25	15

Total	$218		$ 205	$ 260	$ 84	$ 767	$ 720	$ 82

			As of December 31, 2014

(Millions)			Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program TDRs (c)(d)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services			$161	$ 241	$ 286	$ 688	$ 646	$ 67
International Card Services			57	—	—	57	56	—
Card Member Receivables:
U.S. Card Services			—	—	48	48	48	35

Total			$218	$ 241	$ 334	$ 793	$ 750	$ 102

(a)

The Company’s policy is generally to accrue interest through the date of write-off (generally 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.

(b)	Non-accrual loans not in modification programs include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)

Accounts classified as a TDR include $28 million and $34 million that are non-accrual and $18 million and $26 million that are over 90 days past due and accruing interest as of June 30, 2015 and December 31, 2014, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.

(e)

Out of Program TDRs include $60 million of Card Member accounts that have successfully completed a modification program and $24 million of Card Member accounts that were not in compliance with the terms of the modification programs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans (which are not significant for GCS) and the average balances of impaired Card Member receivables (which are not significant for ICS and GCS) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
2015 (Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$691	$14	$684	$27
International Card Services	55	3	58	7
Card Member Receivables:
U.S. Card Services	27	—	38	—

Total	$773	$17	$780	$34

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
2014 (Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$715	$9	$760	$25
International Card Services	65	4	64	8
Card Member Receivables:
U.S. Card Services	47	—	47	—

Total	$827	$13	$871	$33

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Card Services (USCS) Card Member loans and receivables modified as TDRs for the three and six months ended June 30, 2015 and 2014. The ICS Card Member loans and receivables modifications were not significant, and the Company does not offer modification programs for its GCS Card Member receivables and therefore, are not included in the following TDR disclosures.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015

	Number of Accounts (thousands)	Outstanding Balances (a) (millions)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (Months)	Number of Accounts (thousands)	Outstanding Balances (a) (millions)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (Months)
Troubled Debt Restructurings:
Card Member Loans	10	$70	10	(b)	21	$150	11	(b)
Card Member Receivables	3	34	(c)	12	6	74	(c)	12

Total	13	$104			27	$224

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014

	Number of Accounts (thousands)	Outstanding Balances (a) (millions)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (Months)	Number of Accounts (thousands)	Outstanding Balances (a) (millions)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (Months)
Troubled Debt Restructurings:
Card Member Loans	12	$82	11	(b)	24	$178	12	(b)
Card Member Receivables	3	41	(c)	12	7	88	(c)	12

Total	15	$123			31	$266

(a)

Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.

(b)	For Card Member loans, there have been no payment term extensions.

(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three and six months ended June 30, 2015 and 2014, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$15	5	$25
Card Member Receivables	1	1	2	2

Total	4	$16	7	$27

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$20	4	$40
Card Member Receivables	1	11	2	18

Total	3	$31	6	$58

(a)	The outstanding balance upon default includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2015	2014
Balance, January 1	$465	$386
Provisions(a)	339	398
Net write-offs(b)	(370)	(359)
Other(c)	(14)	(12)

Balance, June 30	$420	$413

(a)	Provisions for principal and fee reserve components.

(b)

Consists of principal and fee components, less recoveries of $201 million and $180 million, including net write-offs from TDRs of $42 million and $8 million, for the six months ended June 30, 2015 and 2014, respectively.

(c)

For the six months ended June 30, 2015, includes foreign currency translation adjustments of $(7) million, and other adjustments of $(7) million. For the six months ended June 30, 2014, includes foreign currency translation adjustments of nil, other adjustments of $(5) million, and an adjustment related to reserves for card-related fraud losses of $(7) million, which were reclassified to other liabilities in the first quarter of 2014.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of June 30, 2015 and December 31, 2014:

(Millions)	2015	2014
Card Member receivables evaluated individually for impairment(a)	$25	$48
Related reserves (a)	$15	$35

Card Member receivables evaluated collectively for impairment	$44,854	$44,803
Related reserves (b)	$405	$430

(a)	Represents receivables modified as a TDR and related reserves.

(b)

The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2015	2014
Balance, January 1	$1,201	$1,261
Provisions(a)	520	532
Net write-offs
Principal(b)	(502)	(541)
Interest and fees(b)	(85)	(84)
Other(c)	(2)	2

Balance, June 30	$1,132	$1,170

(a)	Provisions for principal, interest and fee reserve components.

(b)

Consists of principal write-offs, less recoveries of $212 million and $216 million, including net write-offs/(recoveries) from TDRs of $22 million and $(2) million, for the six months ended June 30, 2015 and 2014, respectively. Recoveries of interest and fees were de minimis.

(c)

For the six months ended June 30, 2015, includes foreign currency translation adjustments of $(8) million, and other adjustments of $6 million. For the six months ended June 30, 2014, includes foreign currency translation adjustments of $(1) million, other adjustments of $9 million, and an adjustment related to reserves for card-related fraud losses of $(6) million, which were reclassified to other liabilities in the first quarter of 2014.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment, and related reserves, as of June 30, 2015 and December 31, 2014:

(Millions)	2015	2014
Card Member loans evaluated individually for impairment(a)	$319	$286
Related reserves (a)	$67	$67

Card Member loans evaluated collectively for impairment(b)	$68,636	$70,099
Related reserves (b)	$1,065	$1,134

(a)	Represents loans modified as a TDR and related reserves.

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

Investment securities principally include debt securities the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains (losses) recorded in Accumulated Other Comprehensive Loss, net of income taxes. Realized gains and losses are recognized on a trade-date basis in results of operations upon disposition of the securities using the specific identification method.

The following is a summary of investment securities as of June 30, 2015 and December 31, 2014:

	2015				2014
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$3,076	$101	$(2)	$3,175	$3,366	$129	$(2)	$3,493
U.S. Government agency obligations	2	—	—	2	3	—	—	3
U.S. Government treasury obligations	345	6	—	351	346	4	—	350
Corporate debt securities	37	2	—	39	37	3	—	40
Mortgage-backed securities (a)	115	5	—	120	128	8	—	136
Equity securities	—	1	—	1	—	1	—	1
Foreign government bonds and obligations	840	8	—	848	350	9	—	359
Other (b)	50	—	(2)	48	50	—	(1)	49

Total	$4,465	$123	$(4)	$4,584	$4,280	$154	$(3)	$4,431

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014:

	2015				2014
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$87	$(1)	$40	$(1)	$—	$—	$72	$(2)
Other	—	—	33	(2)	—	—	33	(1)

Total	$87	$(1)	$73	$(3)	$—	$—	$105	$(3)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2015 and December 31, 2014:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost ($ in Millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2015:
90%–100%	20	$87	$(1)	11	$73	$(3)	31	$160	$(4)

Total as of June 30, 2015	20	$87	$(1)	11	$73	$(3)	31	$160	$(4)

2014:
90%–100%	—	$—	$—	15	$105	$(3)	15	$105	$(3)

Total as of December 31, 2014	—	$—	$—	15	$105	$(3)	15	$105	$(3)

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

Contractual maturities of investment securities with stated maturities as of June 30, 2015 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$1,004	$1,005
Due after 1 year but within 5 years	329	336
Due after 5 years but within 10 years	225	239
Due after 10 years	2,857	2,955

Total (a)	$4,415	$4,535

(a)	Balances primarily represent investments in state and municipal obligations, and foreign government bonds and obligations.

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

Supplemental Information

Gross realized gains on the sales of investment securities, included in Other revenues, were nil for both the three and six months ended June 30, 2015, and $41 million and $80 million for the three and six months ended June 30, 2014, respectively. There were no realized losses during any of these periods of comparison.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Asset Securitizations

The Company periodically securitizes Card Member receivables and loans arising from its card business through the transfer of those assets to securitization trusts. The trusts then issue securities to third-party investors, collateralized by the transferred assets.

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust, and collectively, the Trusts) as of June 30, 2015 and December 31, 2014, included in Other assets on the Company’s Consolidated Balance Sheets:

(Millions)	2015	2014
Charge Trust	$1	$ 2
Lending Trust	1,577	62

Total	$1,578	$ 64

These amounts relate to collections of Card Member receivables and loans to be used by the Trusts to fund future expenses and obligations, including interest paid on investor securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company, is the primary beneficiary of both Trusts. Excluding its consolidated subsidiaries, TRS owns approximately $1.2 billion of subordinated securities issued by the Lending Trust as of both June 30, 2015 and December 31, 2014.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the six months ended June 30, 2015 and the year ended December 31, 2014, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of June 30, 2015 and December 31, 2014, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2015	2014
U.S.:
Interest bearing	$46,334	$ 43,279
Non-interest bearing (includes Card Member credit balances of: 2015, $314; 2014, $372)	354	418
Non-U.S.:
Interest bearing	123	115
Non-interest bearing (includes Card Member credit balances of: 2015, $343; 2014, $347)	355	359

Total customer deposits	$47,166	$ 44,171

Customer deposits by deposit type as of June 30, 2015 and December 31, 2014, were as follows:

(Millions)	2015	2014
U.S. retail deposits:
Savings accounts – Direct	$27,717	$26,159
Certificates of deposit:
Direct	300	333
Third-party	9,409	7,838
Sweep accounts – Third-party	8,908	8,949
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	175	173
Card Member credit balances — U.S. and non-U.S.	657	719

Total customer deposits	$47,166	$44,171

The scheduled maturities of certificates of deposit as of June 30, 2015, were as follows:

(Millions)	U.S.	Non-U.S.	Total
2015	$919	$21	$940
2016	2,291	3	2,294
2017	2,167	—	2,167
2018	1,968	—	1,968
2019	1,563	—	1,563
After 5 years	801	—	801

Total	$9,709	$24	$9,733

As of June 30, 2015 and December 31, 2014, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2015	2014
U.S.	$105	$111
Non-U.S.	18	17

Total	$123	$128

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Contingencies

The Company is involved in a number of legal proceedings concerning matters arising out of the conduct of its business activities and is periodically subject to governmental and regulatory examinations, information gathering requests, subpoenas, inquiries and investigations (collectively, governmental examinations). As of June 30, 2015, the Company and various of its subsidiaries were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in and outside the U.S. The Company discloses its material legal proceedings and governmental examinations under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q and Part I, Item 3. “Legal Proceedings” in the Annual Report (collectively, Legal Proceedings).

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the accrued liability. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued, or a revision to the disclosed estimated range of possible losses, as applicable.

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss.

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate an amount of loss or a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed or referred to in Legal Proceedings where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $370 million in excess of any accrued liability related to these matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates.

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of June 30, 2015 and December 31, 2014, the Company does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

	Other Assets		Other Liabilities
	Fair Value		Fair Value
(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$288	$314	$5	$4
Foreign exchange contracts
Net investment hedges	139	492	164	46

Total derivatives designated as hedging instruments	427	806	169	50
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	178	185	135	114

Total derivatives, gross	605	991	304	164
Less: Cash collateral netting(b)	(205)	(158)	—	(4)
Derivative asset and derivative liability netting(c)	(149)	(122)	(149)	(122)

Total derivatives, net(d)	$251	$711	$155	$38

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. From time to time, the Company also receives non-cash collateral from counterparties in the form of security interests in U.S. Treasury securities, which reduces the Company’s risk exposure, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets. The Company had such non-cash collateral as of December 31, 2014 with a fair value of $91 million, none of which was sold or repledged. The Company did not have any such non-cash collateral as of June 30, 2015. Additionally, the Company posted $126 million and $114 million as of June 30, 2015 and December 31, 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Company’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of June 30, 2015 and December 31, 2014 are subject to master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of June 30, 2015 and December 31, 2014, the Company hedged $18.1 billion and $17.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

Total Return Contract

The Company hedged its exposure to changes in the fair value of its equity investment in Industrial and Commercial Bank of China (ICBC) in local currency. The Company used a total return contract (TRC) to transfer its exposure to its derivative counterparty. On July 18, 2014, the Company sold its remaining shares in ICBC and terminated the TRC.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges for the three and six months ended June 30:

Three Months Ended June 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014
Interest rate contracts	Other expenses	$(89)	$(10)	Other expenses	$ 85	$14	$(4)	$4
Total return contract	Other non-interest revenues	—	(1)	Other non-interest revenues	—	1	—	—

Six Months Ended June 30: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014
Interest rate contracts	Other expenses	$(26)	$(60)	Other expenses	$ 29	$64	$3	$4
Total return contract	Other non-interest revenues	—	11	Other non-interest revenues	—	(11)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $71 million and $74 million for the three months ended June 30, 2015 and 2014, respectively, and $140 million and $143 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment was $(34) million and $(116) million for the three months ended June 30, 2015 and 2014, respectively, and $161 million and $(133) million for the six months ended June 30, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three months ended June 30, 2015 and 2014, the Company reclassified nil and $(7) million, respectively, and nil and $9 million for the six months ended June 30, 2015 and 2014, respectively, from Accumulated Other Comprehensive Loss to earnings as a component of Other expenses. Ineffectiveness associated with net investment hedges of $1 million was recognized as a component of Other expenses for the three months and six months ended June 30, 2015.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s derivatives not designated as hedges for the three and six months ended June 30:

		Pretax gains (losses)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		Amount		Amount
Description (Millions)	Income Statement Line Item	2015	2014	2015	2014
Interest rate contracts	Other expenses	$—	$—	$—	$83
Foreign exchange contracts (a)	Other expenses	40	(50)	(4)	—
	Cost of Card Member services	4	2	3	3

Total		$44	$(48)	$(1)	$86

(a)	Foreign exchange contracts include forwards and embedded foreign currency derivatives.

10.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of June 30, 2015 and December 31, 2014:

	2015				2014
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$1	$1	$—	$—	$1	$1	$—	$—
Debt securities and other	4,583	351	4,232	—	4,430	350	4,080	—
Derivatives(a)	605	—	605	—	991	—	991	—

Total assets	5,189	352	4,837	—	5,422	351	5,071	—

Liabilities:
Derivatives(a)	304	—	304	—	164	—	164	—

Total liabilities	$304	$—	$304	$—	$164	$—	$164	$—

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2015 and December 31, 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$21	$21		$20	$1	(a)	$—
Other financial assets(b)	49	49		—	49		—
Financial assets carried at other than fair value Loans, net	69	69	(c)	—	—		69

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	62	62		—	62		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	10	10		—	10		—
Long-term debt	$53	$54	(c)	$—	$54		$—

	Carrying	Corresponding Fair Value Amount
2014 (Billions)	Value	Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$—
Other financial assets(b)	48	48		—	48		—
Financial assets carried at other than fair value Loans, net	70	71	(c)	—	—		71

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	61	61		—	61		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	8	8		—	8		—
Long-term debt	$58	$60	(c)	$—	$60		$—

(a)	Reflects time deposits.

(b)

Includes accounts receivable (including fair values of Card Member receivables of $6.2 billion and $7.0 billion held by a consolidated VIE as of June 30, 2015 and December 31, 2014, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of Card Member loans of $27.9 billion and $29.9 billion, and long-term debt of $16.5 billion and $19.5 billion held by a consolidated VIE as of June 30, 2015 and December 31, 2014, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the six months ended June 30, 2015 and during the year ended December 31, 2014, the Company did not have any material assets that were measured at fair value due to impairment.

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

The following table provides information related to such guarantees and indemnifications as of June 30, 2015 and December 31, 2014:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2015	2014	2015	2014
Return and Merchant Protection	$40	$37	$47	$44
Other(c)	7	8	60	67

Total	$47	$45	$107	$111

(a)

Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure based on all eligible claims in relation to annual billed business volumes.

(b)	Included in Other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2015 and 2014 were as follows:

Three Months Ended June 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2015	$96	$(1,754)	$(493)	$(2,151)

Net unrealized (loss)	(20)	—	—	(20)
Decrease due to amounts reclassified into earnings	—	(1)	—	(1)
Net translation gain of investments in foreign operations	—	45	—	45
Net losses related to hedges of investments in foreign operations	—	(33)	—	(33)
Pension and other postretirement benefit gains	—	—	6	6

Net change in accumulated other comprehensive (loss) income	(20)	11	6	(3)

Balances as of June 30, 2015	$76	$(1,743)	$(487)	$(2,154)

Six Months Ended June 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2014	$96	$(1,499)	$(516)	$(1,919)

Net unrealized (loss)	(20)	—	—	(20)
Decrease due to amounts reclassified into earnings	—	(1)	—	(1)
Net translation loss of investments in foreign operations	—	(405)	—	(405)
Net gains related to hedges of investments in foreign operations	—	162	—	162
Pension and other postretirement benefit gains	—	—	29	29

Net change in accumulated other comprehensive (loss) income	(20)	(244)	29	(235)

Balances as of June 30, 2015	$76	$(1,743)	$(487)	$(2,154)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended June 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2014	$102	$(1,124)	$(372)	$(1,394)

Net unrealized gains	32	—	—	32
(Decrease) increase due to amounts reclassified into earnings	(29)	3	—	(26)
Net translation gain of investments in foreign operations	—	119	—	119
Net losses related to hedges of investments in foreign operations	—	(116)	—	(116)
Pension and other postretirement benefit gains	—	—	14	14

Net change in accumulated other comprehensive (loss) income	3	6	14	23

Balances as of June 30, 2014	$105	$(1,118)	$(358)	$(1,371)

Six Months Ended June 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$63	$(1,090)	$(399)	$(1,426)

Net unrealized gains	100	—	—	100
(Decrease) increase due to amounts reclassified into earnings	(58)	4	—	(54)
Net translation gain of investments in foreign operations	—	101	—	101
Net losses related to hedges of investments in foreign operations	—	(133)	—	(133)
Pension and other postretirement benefit gains	—	—	41	41

Net change in accumulated other comprehensive (loss) income	42	(28)	41	55

Balances as of June 30, 2014	$105	$(1,118)	$(358)	$(1,371)

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Loss and into the Consolidated Statements of Income for the three and six months ended June 30, 2015:

		Gains (losses) recognized in earnings
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Income Statement	Amount		Amount
Description (Millions)	Line Item	2015	2014	2015	2014
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$—	$45	$—	$90
Related income tax expense	Income tax provision	—	(16)	—	(32)

Reclassification to net income related to available-for-sale securities		—	29	—	58
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	1	(6)	1	(8)
Related income tax benefit	Income tax provision	—	3	—	4

Reclassification of foreign currency translation adjustments		1	(3)	1	(4)

Total		$1	$26	$1	$54

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Non-Interest Revenue and Expense Detail

The following is a detail of Other commissions and fees:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2015	2014	2015	2014
Foreign currency conversion fee revenue	$222	$227	$433	$440
Delinquency fees	194	174	389	355
Loyalty Partner-related fees	88	95	179	186
Service fees	95	90	182	180
Other(a)	33	38	68	81

Total Other commissions and fees	$632	$624	$1,251	$1,242

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2015	2014	2015	2014
Global Network Services partner revenues	$155	$181	$318	$339
Net realized gains on investment securities	—	41	—	80
Other(a)	366	363	671	667

Total Other revenues	$521	$585	$989	$1,086

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

The following is a detail of Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2015	2014	2015	2014
Professional services	$655	$817	$1,279	$1,509
Occupancy and equipment	415	467	849	929
Card and merchant-related fraud losses(a)	83	102	183	186
Communications	85	101	173	194
Gain on business travel joint venture transaction	—	(626)	—	(626)
Other(b)	297	387	450	605

Total Other expenses	$1,535	$1,248	$2,934	$2,797

(a)	Beginning January 1, 2015, merchant-related fraud losses are reported within Other expenses.

(b)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, certain Loyalty Partner-related expenses and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the six months ended June 30, 2015).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Income Taxes

The effective tax rate was 33.9 percent and 34.0 percent for the three and six months ended June 30, 2015, respectively, and 33.9 percent and 34.5 percent for the three and six months ended June 30, 2014, respectively.

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $448 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $448 million of unrecognized tax benefits, approximately $306 million relates to amounts that if recognized would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

15.	Earnings Per Common Share (EPS); Preferred Shares

EPS

The computations of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except per share amounts)	2015	2014	2015	2014
Numerator:
Basic and diluted:
Net income	$1,473	$1,529	$2,998	$2,961
Preferred dividends	(20)	—	(20)	—

Net income available to common shareholders	1,453	1,529	2,978	2,961
Earnings allocated to participating share awards(a)	(11)	(12)	(22)	(24)

Net income attributable to common shareholders	$1,442	$1,517	$2,956	$2,937

Denominator: (a)
Basic: Weighted-average common stock	1,009	1,052	1,013	1,056
Add: Weighted-average stock options (b)	4	6	5	6

Diluted	1,013	1,058	1,018	1,062

Basic EPS	$1.43	$1.44	$2.92	$2.78
Diluted EPS	$1.42	$1.43	$2.90	$2.77

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

(b)

The dilutive effect of unexercised stock options excludes from the computation of EPS 0.6 million and 0.2 million of options for the three months ended June 30, 2015 and 2014, respectively, and 0.5 million and 0.2 million of options for the six months ended June 30, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2015 and 2014, the Company met specified performance measures related to the $750 million of Subordinated Debentures issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

Preferred Shares

The Board of Directors is authorized to permit the Company to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. The Company has the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of June 30, 2015:

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

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network & Merchant Services (GNMS). Corporate functions and certain other businesses, including the Company’s Enterprise Growth Group, as well as other Company operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014
Non-interest revenues:
USCS	$3,372	$3,196	$6,520	$6,187
ICS	1,082	1,208	2,143	2,365
GCS	924	1,332	1,795	2,581
GNMS	1,326	1,366	2,596	2,659
Corporate & Other, including adjustments and eliminations(a)	157	213	310	359

Total	$6,861	$7,315	$13,364	$14,151

Interest income:
USCS	$1,517	$1,408	$3,046	$2,831
ICS	236	275	480	552
GCS	3	3	7	7
GNMS	23	11	43	21
Corporate & Other, including adjustments and eliminations(a)	58	62	118	124

Total	$1,837	$1,759	$3,694	$3,535

Interest expense:
USCS	$163	$153	$315	$303
ICS	60	92	124	174
GCS	46	66	94	125
GNMS	(47)	(78)	(101)	(140)
Corporate & Other, including adjustments and eliminations(a)	192	210	392	420

Total	$414	$443	$824	$882

Total revenues net of interest expense:
USCS	$4,726	$4,451	$9,251	$8,715
ICS	1,258	1,391	2,499	2,743
GCS	881	1,269	1,708	2,463
GNMS	1,396	1,455	2,740	2,820
Corporate & Other, including adjustments and eliminations(a)	23	65	36	63

Total	$8,284	$8,631	$16,234	$16,804

Net income (loss):
USCS	$886	$770	$1,820	$1,646
ICS	125	77	259	236
GCS	203	561	383	745
GNMS	448	373	892	816
Corporate & Other, including adjustments and eliminations(a)	(189)	(252)	(356)	(482)

Total	$1,473	$1,529	$2,998	$2,961

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Business Environment/Outlook

Our results for the second quarter of 2015 reflected higher spending by our Card Members, growth in average Card Member loans, which drove higher net interest income, and disciplined expense control. Credit quality indicators were again at or near historically low levels and our strong balance sheet allowed us to return a substantial amount of capital to our shareholders in the form of repurchases and dividends during the quarter. Consistent with recent quarters, our results this quarter were adversely affected by the significant impact of a stronger U.S. dollar on international operations. The year-ago quarter also included business travel operations and a net gain related to the GBT JV transaction, impacting year-over-year comparisons.

In the second quarter of 2015, we saw an increase in Card Member billed business, although billings growth was slightly slower compared with the first quarter. The impact of changes in foreign exchange rates, and a slowdown in spending by Costco U.S. co-brand Card Members and corporate customers in the U.S. were drivers of this deceleration. We did experience improved billings growth across our international markets after adjusting for foreign currency exchange rates and excluding billed business in Canada, which has been negatively impacted by the termination of our relationship with Costco in that country.

The growth of worldwide Card Member loans and a reduction in borrowing costs during the second quarter of 2015 contributed to an increase in net interest income. Credit performance continued to be strong in the quarter. We would expect that, with future loan growth or any adverse changes in credit performance, provision would increase year-over-year and represent a headwind to growth in the second half of 2015.

Operating expenses for the second quarter of 2015 decreased on a reported basis, as well as on an adjusted basis after excluding the GBT JV transaction gain and related transaction and other costs, and business travel operating expenses incurred in the second quarter of 2014. We remain committed to containing operating expense growth in 2015.

While our business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, which we believe provide a range of growth opportunities as noted above, we continue to face a number of challenges throughout the remainder of 2015 and 2016.

Global economic growth remains uneven. In addition, our results continued to be significantly impacted by the strengthening U.S. dollar, and we expect foreign exchange will have an adverse impact for the remainder of 2015. Our results could also be adversely affected by increases in interest rates and U.S. income tax law changes.

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

Competition also remains extremely intense across the payments industry. Within the co-brand space, more intense competition has generally led to increased costs in our renewed co-brand partnerships. During the second quarter of 2015, Card Member rewards expense and cost of Card Member services both continued to grow, reflecting a portion of the increased costs related to recently renewed co-brand partnerships. For the remainder of 2015, we expect to see a continued impact of these renegotiated relationships.

As previously announced, our co-brand and merchant acceptance agreements with Costco in the U.S. will not be renewed and are set to expire on March 31, 2016. We have continued to see slowing of new Costco U.S. co-brand Card Member acquisitions, which, along with customer behavior changes, will adversely impact our billed business in 2015.

To proactively prepare for the end of the Costco U.S. partnership in 2016, we have made and intend to continue to make investments in growth initiatives across our Company that we believe offer attractive returns over time and position us for continued long-term growth. As a result, we expect annual marketing and promotion expenses in 2015 to be relatively similar to the elevated level of 2014.

Our earnings per share outlook remains unchanged, as we continue to expect full year 2015 earnings per share growth to be flat to modestly down. As a result of the timing of our incremental spending on growth initiatives weighted more heavily to the second half of the year, along with the prior year benefits from the sale of our investment in Concur and other factors, it is also likely that quarterly earnings performance will be more uneven than it has been historically through the remainder of 2015 and beyond while we go through this transitional period. In 2016, we expect to return to positive earnings per share growth and in 2017, we expect to return to 12 to 15 percent earnings per share growth, within our target range. This outlook does not contemplate the impact of any restructuring charges or other contingencies.

As previously disclosed, a trial court ruled in favor of the U.S. Department of Justice (DOJ) in its antitrust lawsuit against us. Following the decision, on April 30, 2015 the trial court issued an injunction requiring us to change the provisions in our agreements with merchants accepting American Express cards in the U.S. that prohibit merchants from engaging in various actions to encourage Card Members to use other credit or charge card products or networks. The injunction became effective on July 20, 2015. We are vigorously pursuing an appeal of the decision and judgment. See “Certain Legislative, Regulatory and Other Developments” and Part II, Item 1A, “Risk Factors” for additional information on the potential impacts of the adverse decision and injunction on our business.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

As a result of the GBT JV transaction, we deconsolidated the Global Business Travel (GBT) net assets, effective June 30, 2014, resulting in a lack of comparability between the three and six months ended June 30, 2015 and the same periods in the prior year.

Table 1: Summary of Financial Performance

	Three Months Ended				Six Months Ended
(Millions, except percentages and	June 30,				June 30,
per share amounts)	2015	2014	Change		2015	2014	Change
Total revenues net of interest expense	$8,284	$8,631	$(347)	(4)%	$16,234	$16,804	$(570)	(3)%
Provisions for losses	467	489	(22)	(4)	887	974	(87)	(9)
Expenses	5,587	5,830	(243)	(4)	10,801	11,310	(509)	(5)
Net income	1,473	1,529	(56)	(4)	2,998	2,961	37	1
Earnings per common share — diluted(a)	$1.42	$1.43	$(0.01)	(1)%	$2.90	$2.77	$0.13	5%
Return on average equity(b)	28.1%	28.8%			28.1%	28.8%
Return on average tangible common equity (c)	35.4%	35.8%			35.4%	35.8%

(a)

Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $11 million and $12 million for three months ended June 30, 2015 and 2014, respectively, and $22 million and $24 million for the six months ended June 30, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $20 million and nil for both the three and six months ended June 30, 2015 and 2014, respectively.

(b)

ROE is computed by dividing (i) one-year period net income ($5.9 billion and $5.6 billion for June 30, 2015 and 2014, respectively) by (ii) one-year average total shareholders’ equity ($21.1 billion and $19.6 billion for June 30, 2015 and 2014, respectively).

(c)

Return on average tangible common equity, a non-GAAP measure, is computed in the same manner as ROE except the computation excludes from one-year average total shareholders’ equity, one-year average goodwill and other intangibles of $3.8 billion and $4.0 billion as of June 30, 2015 and 2014, respectively, and one-year average preferred shares of $716 million as of June 30, 2015. We believe return on average tangible common equity is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Discount revenue	$4,946	$4,919	$27	1%	$9,606	$9,539	$67	1%
Net card fees	667	687	(20)	(3)	1,334	1,361	(27)	(2)
Travel commissions and fees	95	500	(405)	(81)	184	923	(739)	(80)
Other commissions and fees	632	624	8	1	1,251	1,242	9	1
Other	521	585	(64)	(11)	989	1,086	(97)	(9)

Total non-interest revenues	6,861	7,315	(454)	(6)	13,364	14,151	(787)	(6)

Total interest income	1,837	1,759	78	4	3,694	3,535	159	4
Total interest expense	414	443	(29)	(7)	824	882	(58)	(7)

Net interest income	1,423	1,316	107	8	2,870	2,653	217	8

Total revenues net of interest expense	$8,284	$8,631	$(347)	(4)%	$16,234	$16,804	$(570)	(3)%

Total Revenues Net of Interest Expense

Discount revenue increased $27 million or 1 percent and $67 million or 1 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Foreign currency-adjusted discount revenue, which excludes the impact of changes in foreign exchange (FX) rates, increased 4 percent for both the three and six months ended June 30, 2015.1 The increases were due to growth in billed business of 2 percent for both the three and six month periods (6 percent on an FX-adjusted basis for both periods), partially offset by faster growth in GNS billings than in overall Company billings, increases in cash incentives, and higher contra-revenues related to renewed co-brand partnership payments. The increase for the three months ended June 30, 2015 was also driven by an increase in the average discount rate versus the same period in the prior year. Billed business increased 5 percent in the U.S. for both the three and six month periods and decreased 5 percent and 4 percent outside the U.S., in the same periods. FX-adjusted billed business outside the U.S. increased 9 percent and 8 percent for the three and six months ended June 30, 2015, respectively.1

The average discount rate was 2.49 percent for both the three and six months ended June 30, 2015, and 2.48 percent and 2.49 percent for the three and six months ended June 30, 2014, respectively. The increase in the average discount rate for the three month period was driven by a benefit related to certain merchant rebate accruals. The average discount rate for both the three and six month periods was driven by the timing of certain contract signings and payments to merchant partners in the prior year, the decline in Costco Canada merchant volumes, which were at a lower discount rate than the average, due to the expiration of our merchant acceptance agreement and changes in foreign exchange rates, partially offset by the growth of the OptBlue program and changes in industry mix. Changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of our discount rate over time. See Tables 5 and 6 for more details on billed business performance and the average discount rate.

Net card fees decreased $20 million or 3 percent and $27 million or 2 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted net card fees increased 4 percent for both periods, primarily driven by higher basic cards-in-force in USCS.1

Travel commissions and fees decreased $405 million or 81 percent and $739 million or 80 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods.

Other commissions and fees remained relatively flat for both the three and six months ended June 30, 2015, as compared to the same periods in the prior year, while FX-adjusted other commissions and fees increased 11 percent and 10 percent for the respective periods.1 The increase on an FX-adjusted basis was primarily driven by higher delinquency fees and revenue from our Loyalty Partner business, as well as an increase in merchant service revenue in the three months ended June 30, 2015.

1 The foreign currency-adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared). Certain amounts included in the calculations of foreign currency-adjusted revenues and expenses, which constitute non-GAAP measures, are subject to management allocations. We believe the presentation of information on a foreign currency-adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Other revenue decreased $64 million or 11 percent and $97 million or 9 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted other revenue decreased 4 percent and 2 percent for the respective periods.2 The decrease on an FX-adjusted basis was primarily driven by gains related to the sale of investment securities in the Industrial and Commercial Bank of China (ICBC) in the prior year, partially offset by revenues earned related to the GBT JV transition services agreement in the current year.

Interest income increased $78 million or 4 percent and $159 million or 4 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted interest income increased 7 percent and 6 percent for the respective periods, primarily reflecting higher average Card Member loans.2

Interest expense decreased $29 million or 7 percent and $58 million or 7 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted interest expense decreased 4 percent and 5 percent for the respective periods, primarily driven by a lower cost of funds, partially offset by higher average long-term debt.2

Table 3: Provisions for Losses Summary

	Three Months Ended June 30,				Six Months Ended June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Charge card	$165	$183	$(18)	(10)%	$339	$398	$(59)	(15)%
Card Member loans	285	282	3	1	520	532	(12)	(2)
Other	17	24	(7)	(29)	28	44	(16)	(36)

Total provisions for losses	$467	$489	$(22)	(4)%	$887	$974	$(87)	(9)%

Provisions for Losses

Charge card provisions for losses decreased $18 million or 10 percent and $59 million or 15 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year and FX-adjusted charge card provisions for losses decreased 6 percent and 11 percent, for the respective periods, primarily driven by a larger reserve release versus the prior year.2

Card Member loans provision for losses increased $3 million or 1 percent and decreased $12 million or 2 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year.

Table 4: Expenses Summary

	Three Months Ended June 30,				Six Months Ended June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Marketing and promotion	$761	$959	$(198)	(21)%	$1,370	$1,546	$(176)	(11)%
Card Member rewards	1,799	1,773	26	1	3,439	3,355	84	3
Card Member services and other	242	192	50	26	503	414	89	21
Salaries and employee benefits	1,250	1,658	(408)	(25)	2,555	3,198	(643)	(20)
Other, net	1,535	1,248	287	23	2,934	2,797	137	5

Total expenses	$5,587	$5,830	$(243)	(4)%	$10,801	$11,310	$(509)	(5)%

[2]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Expenses

Marketing and promotion expense decreased $198 million or 21 percent and $176 million or 11 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted marketing and promotion expense decreased 17 percent and 8 percent for the respective periods, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives in the prior year, partially offset by the ramping-up of our investments in growth initiatives.3

Card Member rewards expense increased $26 million or 1 percent and $84 million or 3 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year.

The increase for the three months ended June 30, 2015 was primarily due to an increase in co-brand rewards expense of $49 million, driven by rate impacts as a result of previously announced renewed co-brand partnerships. The increase in co-brand rewards expense was partially offset by a decrease in Membership Rewards expense of $23 million. The latter was driven by a decrease of $53 million as a result of slower growth in the Membership Rewards ultimate redemption rate (URR), and a charge in 2014 related to an enhancement in the Membership Rewards URR estimation process for certain international countries, partially offset by a $30 million increase related to new points earned, driven by higher spending volumes.

For the six months ended June 30, 2015, co-brand rewards expense increased $120 million, also driven by rate impacts, partially offset by a decrease in Membership Rewards expense of $36 million. The decrease in Membership Rewards expense reflected slower growth in the URR, and a charge in 2014 related to an enhancement in the Membership Rewards URR estimation process for certain international countries, partially offset by increased expenses related to new points earned, driven by higher spending volumes.

The Membership Rewards URR for current program participants remained at 95 percent (rounded up) at June 30, 2015, in line with March 31, 2015 and June 30, 2014.

Card Member services and other expense increased $50 million or 26 percent and $89 million or 21 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted Card Member services and other expense increased 34 percent and 28 percent for the respective periods, primarily driven by higher costs related to previously renewed co-brand partnerships.3

Salaries and employee benefits expense decreased $408 million or 25 percent and $643 million or 20 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted salaries and employee benefits expense decreased 21 percent and 16 percent for the respective periods, primarily driven by the business travel joint venture transaction (resulting in a lack of comparability between periods) and the restructuring charge in the prior year.3

Other expenses increased $287 million or 23 percent and $137 million or 5 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Both periods reflect the net gain recognized as a result of the business travel joint venture transaction in the prior year, which was partially offset by a contribution to the American Express Foundation and a change in the estimated value of certain investments in our Community Reinvestment Act portfolio. The increase in the six month period was also partially offset by a favorable impact from the reassessment of the functional currency of certain UK legal entities in the three months ended March 31, 2015.

[3]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Income Taxes

The effective tax rate was 33.9 percent and 34.0 percent for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 33.9 percent and 34.5 percent for the six months ended June 30, 2015 and 2014, respectively. The tax rates for all periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

Table 5: Selected Statistical Information

	Three Months Ended June 30,			Six Months Ended June 30,

	2015	2014	Change	2015	2014	Change
Card billed business: (billions)
United States	$181.6	$173.4	5%	$350.8	$332.6	5%
Outside the United States	80.4	84.7	(5)	156.8	163.6	(4)

Total	$262.0	$258.1	2	$507.6	$496.2	2

Total cards-in-force: (millions)
United States	55.3	54.1	2	55.3	54.1	2
Outside the United States	58.5	55.8	5	58.5	55.8	5

Total	113.8	109.9	4	113.8	109.9	4

Basic cards-in-force: (millions)
United States	42.8	42.0	2	42.8	42.0	2
Outside the United States	48.2	45.6	6	48.2	45.6	6

Total	91.0	87.6	4	91.0	87.6	4

Average discount rate(a)	2.49%	2.48%		2.49%	2.49%
Average basic Card Member spending(b)	$4,272	$4,288	—	$8,277	$8,281	—
Average fee per card(b)	$39	$41	(5)	$39	$41	(5)
Average fee per card, adjusted(b)	$43	$45	(4)%	$44	$45	(2)%

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

(b)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The average fee per card, adjusted, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $62 million and $77 million for the three months ended June 30, 2015 and 2014, respectively, and $145 million and $150 million for the six months ended June 30, 2015 and 2014, respectively. We present the average fee per card, adjusted, because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

Table 6: Selected Statistical Information

	Three Months Ended June 30, 2015

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	2%	6%
Proprietary billed business	1	4
GNS billed business(c)	5	16
Airline-related volume (9% of worldwide billed business)	(5)	1
United States(b)
Billed business	5
Proprietary consumer card billed business(d)	5
Proprietary small business billed business(d)	6
Proprietary corporate services billed business(e)	1
T&E-related volume (26% of U.S. billed business)	4
Non-T&E-related volume (74% of U.S. billed business)	5
Airline-related volume (8% of U.S. billed business)	(2)
Outside the United States(b)
Billed business	(5)	9
Japan, Asia Pacific & Australia (JAPA) billed business	4	16
Latin America & Canada (LACC) billed business	(17)	(4)
Europe, the Middle East & Africa (EMEA) billed business	(7)	9
Proprietary consumer and small business billed business(f)	(12)	2
JAPA billed business	(4)	10
LACC billed business	(30)	(21)
EMEA billed business	(6)	11
Proprietary corporate services billed business(e)	(10)%	5%

(a)

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Table 7: Selected Statistical Information

	Six Months Ended June 30, 2015

	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	2%	6%
Proprietary billed business	2	5
GNS billed business(c)	6	16
Airline-related volume (9% of worldwide billed business)	(4)
United States(b)
Billed business	5
Proprietary consumer card billed business(d)	6
Proprietary small business billed business(d)	7
Proprietary corporate services billed business(e)	3
T&E-related volume (27% of U.S. billed business)	4
Non-T&E-related volume (73% of U.S. billed business)	6
Airline-related volume (8% of U.S. billed business)	(1)
Outside the United States(b)
Billed business	(4)	8
JAPA billed business	5	16
LACC billed business	(16)	(4)
EMEA billed business	(7)	8
Proprietary consumer and small business billed business(f)	(11)	2
JAPA billed business	(3)	10
LACC billed business	(28)	(19)
EMEA billed business	(6)	10
Proprietary corporate services billed business(e)	(10)%	4%

(a)	Refer to Note (a) in Table 6.

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the GNMS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

(f)	Included in the ICS segment.

Table 8: Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Worldwide Card Member receivables:
Total receivables (billions)	$44.9	$45.3	(1)%	$44.9	$45.3	(1)%
Loss reserves:
Beginning balance	$429	$414	4	$465	$386	20
Provisions (a)	165	183	(10)	339	398	(15)
Net write-offs (b)	(171)	(182)	(6)	(370)	(359)	3
Other	(3)	(2)	50	(14)	(12)	17

Ending balance	$420	$413	2	$420	$413	2

% of receivables	0.9%	0.9%		0.9%	0.9%
Net write-off rate — principal only — USCS/ICS (c)	1.7%	1.8		1.9%	1.9
Net write-off rate — principal and fees — USCS/ICS (c)	1.9%	2.0		2.1%	2.0
30 days past due as a % of total — USCS/ICS	1.5%	1.5		1.5%	1.5
Net loss ratio as a % of charge volume — GCS	0.09%	0.09%		0.10%	0.09%
90 days past billing as a % of total — GCS	0.7%	0.7%		0.7%	0.7%

Worldwide Card Member loans:
Total loans (billions)	$69.0	$66.3	4	$69.0	$66.3	4
Loss reserves:
Beginning balance	$1,130	$1,191	(5)	$1,201	$1,261	(5)
Provisions (a)	285	282	1	520	532	(2)
Net write-offs — principal (b)	(243)	(267)	(9)	(502)	(541)	(7)
Net write-offs — interest and fees (b)	(42)	(42)	—	(85)	(84)	1
Other	2	6	(67)	(2)	2	#

Ending balance	$1,132	$1,170	(3)	$1,132	$1,170	(3)

Ending reserves — principal	$1,076	$1,114	(3)	$1,076	$1,114	(3)
Ending reserves — interest and fees	$56	$56	—	$56	$56	—
% of loans	1.6%	1.8%		1.6%	1.8%
% of past due	171%	171%		171%	171%
Average loans (billions)	$68.0	$65.2	4%	$68.0	$65.0	5%
Net write-off rate — principal only (c)	1.4%	1.6%		1.5%	1.7%
Net write-off rate — principal, interest and fees (c)	1.7%	1.9%		1.7%	1.9%
30 days past due as a % of total	1.0%	1.0%		1.0%	1.0%
Net interest income divided by average loans (d)	8.4%	8.1%		8.4%	8.2%
Net interest yield on Card Member loans (d)	9.3%	9.2%		9.4%	9.3%

#	Denotes a variance greater than 100 percent

(a)

Provisions on principal (resulting from authorized transactions) and fee reserve components on Card Member receivables and provisions for principal (resulting from authorized transactions), interest and/or fees on Card Member loans.

(b)	Write-offs, less recoveries.

(c)

We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The six months ended June 30, 2015 reflects the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized in the three months ended March 31, 2015.

(d)

Refer to Table 9 for the calculation of net interest income divided by average loans, a GAAP measure, net interest yield on Card Member loans, a non-GAAP measure, and our rationale for presenting net interest yield on Card Member loans.

Table 9: Net Interest Yield on Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except percentages and where indicated)	2015	2014	2015	2014
Net interest income	$1,423	$1,316	$2,870	$2,653
Exclude:
Interest expense not attributable to the Company’s
Card Member loan portfolio	249	259	498	522
Interest income not attributable to the Company’s
Card Member loan portfolio	(97)	(89)	(192)	(177)

Adjusted net interest income (a)	$1,575	$1,486	$3,176	$2,998

Average loans (billions)	$68.0	$65.2	$68.0	$65.0
Exclude certain non-traditional Card Member loans and other fees (billions)	(0.2)	(0.2)	(0.2)	(0.2)

Adjusted average loans (billions)(a)	$67.8	$65.0	$67.8	$64.8

Net interest income divided by average loans	8.4%	8.1%	8.4%	8.2%
Net interest yield on Card Member loans (a)	9.3%	9.2%	9.4%	9.3%

(a)

Adjusted net interest income, adjusted average loans, and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income and average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

U.S. Card Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$3,372	$3,196	$176	6%	$6,520	$6,187	$333	5%

Interest income	1,517	1,408	109	8	3,046	2,831	215	8
Interest expense	163	153	10	7	315	303	12	4

Net interest income	1,354	1,255	99	8	2,731	2,528	203	8

Total revenues net of interest expense	4,726	4,451	275	6	9,251	8,715	536	6
Provisions for losses	327	339	(12)	(4)	623	681	(58)	(9)

Total revenues net of interest expense after provisions for losses	4,399	4,112	287	7	8,628	8,034	594	7

Expenses
Marketing, promotion, rewards, Card Member services and other	1,996	1,839	157	9	3,729	3,395	334	10
Salaries and employee benefits and other operating expenses	1,037	1,073	(36)	(3)	2,053	2,033	20	1

Total expenses	3,033	2,912	121	4	5,782	5,428	354	7

Pretax segment income	1,366	1,200	166	14	2,846	2,606	240	9
Income tax provision	480	430	50	12	1,026	960	66	7

Segment income	$886	$770	$116	15%	$1,820	$1,646	$174	11%

Effective tax rate	35.1%	35.8%			36.1%	36.8%

USCS issues a wide range of card products, provides various services to consumers and small businesses in the U.S., provides consumer travel services to Card Members and other consumers and operates a coalition loyalty business.

Non-interest revenues increased $176 million or 6 percent and $333 million or 5 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue, resulting from growth in billed business. Billed business increased 6 percent for both the three and six months ended June 30, 2015, compared to the same periods in the prior year, primarily driven by a 2 percent increase in average spending per proprietary basic card and 4 percent higher cards-in-force for both periods.

Interest income increased $109 million or 8 percent and $215 million or 8 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher average Card Member loans. Interest expense increased $10 million or 7 percent and $12 million or 4 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher funding costs as a result of higher volumes.

Overall, provisions for losses decreased $12 million or 4 percent and $58 million or 9 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Charge card provision for losses decreased $22 million or 21 percent and $56 million or 23 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by reserve releases in the current year. Card Member loans provision for losses increased $12 million or 5 percent for the three months ended June 30, 2015, and was flat for the six months ended June 30, 2015, as compared to the same periods in the prior year, primarily driven by the impact of reserve releases in the prior year, partially offset by lower net write-offs in the current year. Refer to Table 11 for Card Member receivables and loans write-off rates.

Marketing, promotion, rewards, Card Member services and other expenses increased $157 million or 9 percent and $334 million or 10 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The increases were primarily driven by a $91 million and $183 million increase in Card Member rewards expense for the three and six months ended June 30, 2015, respectively, due to higher co-brand rewards expense of $71 million and $157 million, and increased Membership Rewards expense of $20 million and $26 million. The increases in co-brand rewards expense were driven by higher spending volumes and rate increases, due in part to previously announced renewed co-brand partnerships. The increases in Membership Rewards expense were primarily due to higher spend volumes, partially offset by slower growth in the URR. Card Member services and other expense increased $60 million or 55 percent and $103 million or 41 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher costs related to previously renewed co-brand partnerships.

Salaries and employee benefits and other operating expenses decreased $36 million or 3 percent and increased $20 million or 1 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The decrease for the three month period was primarily due to a change in the estimated value of certain investments in our Community Reinvestment Act portfolio in the prior year. The increase for the six month period was primarily driven by higher investments in business growth initiatives and card-related fraud losses, partially offset by the above noted change in the estimated value of our Community Reinvestment Act portfolio.

Table 11: USCS Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Card billed business (billions)	$144.1	$136.5	6%	$276.7	$260.8	6%
Total cards-in-force	46.3	44.7	4	46.3	44.7	4
Basic cards-in-force	34.6	33.3	4	34.6	33.3	4
Average basic Card Member spending (dollars)*	$4,210	$4,133	2	$8,073	$7,938	2
U.S. Consumer Travel:
Travel sales	$1,020	$1,027	(1)	$2,008	$2,001	—
Travel commissions and fees/sales	7.1%	7.4%		6.8%	6.9%
Total segment assets (billions)	$108.2	$101.1	7	$108.2	$101.1	7
Segment capital	$10,759	$9,859	9	$10,759	$9,859	9
Return on average segment capital (a)	32.6%	35.3%		32.6%	35.3%
Return on average tangible segment capital (a)	33.8%	36.5%		33.8%	36.5%

Card Member receivables:
Total receivables (billions)	$22.1	$21.2	4	$22.1	$21.2	4
Net write-off rate – principal only (b)	1.6%	1.8%		1.9%	1.8%
Net write-off rate – principal and fees (b)	1.8%	2.0%		2.1%	2.0%
30 days past due as a % of total	1.5%	1.5%		1.5%	1.5%

Card Member loans:
Total loans (billions)	$61.7	$57.7	7%	$61.7	$57.7	7%
Net write-off rate – principal only (b)	1.4%	1.6%		1.4%	1.6%
Net write-off rate – principal, interest and fees (b)	1.6%	1.8%		1.6%	1.9%
30 days past due loans as a % of total	0.9%	0.9%		0.9%	0.9%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,354	$1,255		$2,731	$2,528
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	41	40		79	79
Interest income not attributable to the Company’s Card Member loan portfolio	(4)	(3)		(7)	(6)

Adjusted net interest income (c)	$1,391	$1,292		$2,803	$2,601

Average loans (billions)	$60.9	$56.8		$60.8	$56.6
Exclude certain non-traditional
Card Member loans and other fees (billions)	—	—		—	—

Adjusted average loans (billions)(c)	$60.9	$56.8		$60.8	$56.6

Net interest income divided by average loans	8.9%	8.9%		9.0%	8.9%
Net interest yield on Card Member loans(c)	9.2%	9.1%		9.3%	9.3%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.4 billion and $3.3 billion for the twelve months ended June 30, 2015 and 2014, respectively) by (ii) one-year average segment capital ($10.4 billion and $9.3 billion for the twelve months ended June 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $358 million and $311 million for the twelve months ended June 30, 2015 and 2014, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to Table 8 footnote (d).

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

International Card Services

Table 12: ICS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$1,082	$1,208	$(126)	(10)%	$2,143	$2,365	$(222)	(9)%

Interest income	236	275	(39)	(14)	480	552	(72)	(13)
Interest expense	60	92	(32)	(35)	124	174	(50)	(29)

Net interest income	176	183	(7)	(4)	356	378	(22)	(6)

Total revenues net of interest expense	1,258	1,391	(133)	(10)	2,499	2,743	(244)	(9)
Provisions for losses	83	90	(7)	(8)	159	177	(18)	(10)

Total revenues net of interest expense after provisions for losses	1,175	1,301	(126)	(10)	2,340	2,566	(226)	(9)

Expenses
Marketing, promotion, rewards, Card Member services and other	472	577	(105)	(18)	909	1,073	(164)	(15)
Salaries and employee benefits and other operating expenses	559	655	(96)	(15)	1,103	1,221	(118)	(10)

Total expenses	1,031	1,232	(201)	(16)	2,012	2,294	(282)	(12)

Pretax segment income	144	69	75	#	328	272	56	21
Income tax provision	19	(8)	27	#	69	36	33	92

Segment income	$125	$77	$48	62%	$259	$236	$23	10%

Effective tax rate	13.2%	(11.6)%			21.0%	13.2%

#	Denotes a variance greater than 100 percent

ICS issues proprietary consumer and small business cards outside the U.S., provides consumer travel services to Card Members and other consumers and operates a coalition loyalty business in various countries.

Non-interest revenues decreased $126 million or 10 percent and $222 million or 9 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted non-interest revenues increased 4 percent and 5 percent for the respective periods, primarily driven by net foreign exchange revenue on cross-border Card Member spending, higher net card fees and Loyalty Partner-related fees.4

Billed business decreased 12 percent and 11 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted billed business increased 2 percent for both periods, primarily due to higher Card Member spending, partially offset by lower cards-in-force in Canada, primarily driven by the termination of our relationship with Costco in that country. Refer to Tables 6 and 7 for additional information on billed business by region.4

Interest income decreased $39 million or 14 percent and $72 million or 13 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, driven primarily by lower average loans as a result of the termination of our relationship with Costco in Canada, partially offset by higher net interest yield. FX-adjusted interest income decreased 1 percent for both the three and six months ended June 30, 2015, as compared to the same periods in the prior year.4

[4]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Interest expense decreased $32 million or 35 percent and $50 million or 29 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted interest expense decreased 25 percent and 19 percent for the respective periods, primarily driven by lower funding costs.5

Provisions for losses decreased $7 million or 8 percent and $18 million or 10 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted provisions for losses increased 9 percent and 5 percent for the respective periods.5 Refer to Table 13 for Card Member receivables and loans write-off rates for the three and six months ended June 30, 2015 and 2014.

Marketing, promotion, rewards, Card Member services and other expenses decreased $105 million or 18 percent and $164 million or 15 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted marketing, promotion, rewards, Card Member services and other expenses decreased 6 percent and 3 percent for the respective periods.5 The decreases were primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives and higher rewards costs in the prior year, which included a charge related to an enhancement in the Membership Rewards URR estimation process for certain international countries.

Salaries and employee benefits and other operating expenses decreased $96 million or 15 percent and $118 million or 10 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted salaries and employee benefits and other operating expenses decreased 9 percent and 4 percent for the respective periods, primarily due to a prior-year restructuring charge in the second quarter.5

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the U.S. in relation to the levels of pretax income. The benefit is allocated to ICS under the Company’s internal tax allocation process.

[5]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended June 30,			As of or for the Six Months Ended June 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Card billed business (billions)	$30.0	$34.1	(12)%	$58.7	$66.0	(11)%
Total cards-in-force	15.0	15.7	(4)	15.0	15.7	(4)
Basic cards-in-force	10.4	10.9	(5)	10.4	10.9	(5)
Average basic Card Member spending (dollars)*	$2,888	$3,137	(8)	$5,609	$6,084	(8)
International Consumer Travel:
Travel sales	$333	$354	(6)	$667	$707	(6)
Travel commissions and fees/sales	6.9%	6.8%		7.0%	6.5%
Total segment assets (billions)	$29.2	$31.6	(8)	$29.2	$31.6	(8)
Segment capital	$3,466	$3,027	15	$3,466	$3,027	15
Return on average segment capital (a)	13.9%	15.7%		13.9%	15.7%
Return on average tangible segment capital (a)	23.3%	28.8%		23.3%	28.8%

Card Member receivables:
Total receivables (billions)	$6.8	$7.5	(9)	$6.8	$7.5	(9)
Net write-off rate – principal only (b)	2.1%	1.9%		2.0%	2.0%
Net write-off rate – principal and fees(b)	2.3%	2.0%		2.1%	2.2%
30 days past due loans as a % of total	1.4%	1.3%		1.5%	1.3%

Card Member loans:
Total loans (billions)	$7.2	$8.6	(16)%	$7.2	$8.6	(16)%
Net write-off rate – principal only (b)	2.0%	2.0%		2.0%	2.0%
Net write-off rate – principal, interest and fees (b)	2.5%	2.4%		2.5%	2.4%
30 days past due loans as a % of total	1.6%	1.6%		1.6%	1.6%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$176	$183		$356	$378
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	16	21		34	39
Interest income not attributable to the Company’s Card Member loan portfolio	(8)	(10)		(17)	(20)

Adjusted net interest income (c)	$184	$194		$373	$397
Average loans (billions)	$7.0	$8.3		$7.1	$8.3
Exclude certain non-traditional
Card Member loans, and other fees (billions)	(0.1)	(0.2)		(0.1)	(0.2)

Adjusted average loans (billions) (c)	$6.9	$8.1		$7.0	$8.1
Net interest income divided by average loans	10.1%	8.8%		10.0%	9.1%
Net interest yield on Card Member loans (c)	10.7%	9.6%		10.7%	9.8%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($434 million and $481 million for the twelve months ended June 30, 2015 and 2014, respectively) by (ii) one-year average segment capital ($3.1 billion and $3.1 billion for the twelve months ended June 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $1.3 billion and $1.4 billion for the twelve months ended June 30, 2015 and 2014, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(b)	Refer to Table 8 footnote (d).

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

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$924	$1,332	$ (408)	(31)%	$1,795	$2,581	$ (786)	(30)%

Interest income	3	3	—	—	7	7	—	—
Interest expense	46	66	(20)	(30)	94	125	(31)	(25)

Net interest expense	(43)	(63)	(20)	(32)	(87)	(118)	(31)	(26)

Total revenues net of interest expense	881	1,269	(388)	(31)	1,708	2,463	(755)	(31)
Provisions for losses	42	43	(1)	(2)	77	81	(4)	(5)

Total revenues net of interest expense after provisions for losses	839	1,226	(387)	(32)	1,631	2,382	(751)	(32)

Expenses
Marketing, promotion, rewards, Card Member services and other	156	177	(21)	(12)	320	343	(23)	(7)
Salaries and employee benefits and other operating expenses	369	184	185	#	713	889	(176)	(20)

Total expenses	525	361	164	45	1,033	1,232	(199)	(16)

Pretax segment income	314	865	(551)	(64)	598	1,150	(552)	(48)
Income tax provision	111	304	(193)	(63)	215	405	(190)	(47)

Segment income	$203	$561	$(358)	(64)%	$383	$745	$(362)	(49)%

Effective tax rate	35.4%	35.1%			36.0%	35.2%

#	Denotes a variance greater than 100 percent.

GCS offers global corporate payment services to large and mid-sized companies. Our business travel operations, which had been included in GCS, were deconsolidated effective June 30, 2014 in connection with the formation of the GBT JV, discussed previously. Therefore, there is a lack of comparability against periods prior to the deconsolidation. Our proportional share of the GBT JV net income is reported within Other revenues.

Non-interest revenues decreased $408 million or 31 percent and $786 million or 30 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, driven primarily by the business travel joint venture transaction, resulting in a lack of comparability between periods. Total billed business decreased 3 percent and 2 percent for the three and six months ended June 30, 2015, as compared to the same periods in the prior year. Billed business within the U.S. increased 1 percent and 3 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Billed business outside the U.S. decreased 10 percent for both the three and six months ended June 30, 2015, and FX-adjusted billed business outside the U.S. increased 5 percent and 4 percent for the respective periods.6

Net interest expense decreased $20 million or 32 percent and $31 million or 26 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by a lower cost of funds.

Provisions for losses decreased $1 million or 2 percent and $4 million or 5 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Refer to Table 15 for the charge card net loss ratio as a percentage of charge volume.

[6]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Marketing, promotion, rewards, Card Member services and other expenses decreased $21 million or 12 percent and $23 million or 7 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted marketing, promotion, rewards, Card Member services and other expenses decreased 7 percent and 2 percent for the respective periods, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in the prior year.7

Salaries and employee benefits and other operating expenses increased $185 million and decreased $176 million or 20 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily due to the net gain from the business travel joint venture transaction in the second quarter of 2014 and the impact of that transaction, resulting in a lack of comparability between periods.

Table 15: GCS Selected Statistical Information

	As of or for the			As of or for the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Card billed business (billions)	$46.4	$47.6	(3)%	$91.6	$93.1	(2)%
Total cards-in-force	6.9	7.0	(1)	6.9	7.0	(1)
Basic cards-in-force	6.9	7.0	(1)	6.9	7.0	(1)
Average basic Card Member spending (dollars)*	$6,739	$6,781	(1)	$13,313	$13,216	1
Total segment assets (billions)	$19.7	$20.8	(5)	$19.7	$20.8	(5)
Segment capital	$3,974	$3,774	5	$3,974	$3,774	5
Return on average segment capital (a)	30.3%	32.0%		30.3%	32.0%
Return on average tangible segment capital (a)	52.8%	60.3%		52.8%	60.3%
Card Member receivables:
Total receivables (billions)	$15.9	$16.5	(4)%	$15.9	$16.5	(4)%
90 days past billing as a % of total	0.7%	0.7%		0.7%	0.7%
Net loss ratio (as a % of charge volume)	0.09%	0.09%		0.10%	0.09%

*	Proprietary cards only.

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.2 billion for both the twelve months ended June 30, 2015 and 2014) by (ii) one-year average segment capital ($3.9 billion and $3.7 billion for the twelve months ended June 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $1.7 billion for both the twelve months ended June 30, 2015 and 2014. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

[7]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Global Network & Merchant Services

Table 16: GNMS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$1,326	$1,366	$(40)	(3)%	$2,596	$2,659	$(63)	(2)%

Interest income	23	11	12	#	43	21	22	#
Interest expense	(47)	(78)	31	(40)	(101)	(140)	39	(28)

Net interest income	70	89	(19)	(21)	144	161	(17)	(11)

Total revenues net of interest expense	1,396	1,455	(59)	(4)	2,740	2,820	(80)	(3)
Provisions for losses	13	18	(5)	(28)	24	34	(10)	(29)

Total revenues net of interest expense after provisions for losses	1,383	1,437	(54)	(4)	2,716	2,786	(70)	(3)

Expenses
Marketing, promotion, rewards, Card Member services and other	164	277	(113)	(41)	311	433	(122)	(28)
Salaries and employee benefits and other operating expenses	524	582	(58)	(10)	1,012	1,073	(61)	(6)

Total expenses	688	859	(171)	(20)	1,323	1,506	(183)	(12)

Pretax segment income	695	578	117	20	1,393	1,280	113	9
Income tax provision	247	205	42	20	501	464	37	8

Segment income	$448	$373	$75	20%	$892	$816	$76	9%

Effective tax rate	35.5%	35.5%			36.0%	36.3%

#	Denotes a variance greater than 100 percent.

GNMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants; provides point-of-sale products, multi-channel marketing programs and capabilities, services and data, leveraging the Company’s global closed-loop network; and provides financing products for qualified merchants. It enters into partnership agreements with third-party card issuers and acquirers to license the American Express brand and extend the reach of the global network.

Non-interest revenues decreased $40 million or 3 percent and $63 million or 2 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted non-interest revenues increased 3 percent for both periods, primarily driven by higher discount revenue as a result of an increase in global card billed business volume of 2 percent (6 percent on an FX-adjusted basis) for both the three and six months ended June 30, 2015, as compared to the same periods in the prior year.8 The increase in the six months ended June 30, 2015 also reflected higher other revenue from royalties.

Net interest income decreased $19 million or 21 percent and $17 million or 11 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The interest expense credit relates to internal transfer pricing and funding rates, which resulted in a net benefit for GNMS due to its merchant payables.

Provisions for losses decreased $5 million or 28 percent and $10 million or 29 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year.

[8]	Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Marketing, promotion, rewards, Card Member services and other expenses decreased $113 million or 41 percent and $122 million or 28 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in the prior year.

Salaries and employee benefits and other operating expenses decreased $58 million or 10 percent and $61 million or 6 percent for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The decreases were primarily driven by higher professional fees and a second quarter restructuring charge in the prior year.

Table 17: GNMS Selected Statistical Information

	As of or for the			As of or for the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Global Worldwide Card billed business (billions)	$262.0	$258.1	2%	$507.6	$496.2	2%
Total segment assets (billions)	$17.6	$18.7	(6)	$17.6	$18.7	(6)
Segment capital	$2,214	$2,046	8	$2,214	$2,046	8
Return on average segment capital(a)	83.5%	79.4%		83.5%	79.4%
Return on average tangible segment capital(a)	92.0%	87.8%		92.0%	87.8%
Global Network Services:
Card billed business (billions)	$41.9	$40.1	4	$81.0	$76.7	6
Total cards-in-force	45.6	42.5	7%	45.6	42.5	7%

(a)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.7 billion and $1.6 billion for the twelve months ended June 30, 2015 and 2014, respectively) by (ii) one-year average segment capital ($2.0 billion for both the twelve months ended June 30, 2015 and 2014). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $194 million and $192 million for the twelve months ended June 30, 2015 and 2014, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and certain other businesses, including our Enterprise Growth Group and other operations, are included in Corporate & Other.

Corporate & Other net expense decreased to $189 million and $356 million for the three and six months ended June 30, 2015, respectively, as compared to $252 million and $482 million for the three and six months ended June 30, 2014, respectively. The decrease for the three months ended June 30, 2015 was primarily driven by a contribution to the American Express Foundation, incremental investments in growth initiatives and a restructuring charge, all in the prior year. The decrease in the six months ended June 30, 2015 also reflected a favorable impact from the reassessment of the functional currency of certain UK legal entities.

Results for both periods included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management”, as well as interest expense related to other corporate indebtedness.

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

Beginning March 31, 2015, we reported our capital ratios using the Basel III capital definitions, inclusive of transition provisions, and the Basel III Standardized Approach for calculating risk-weighted assets (see section on Transitional Basel III). The Basel III standards will be fully phased-in by January 1, 2019 (see section on Fully Phased-in Basel III).

We also report capital adequacy standards on a parallel basis to regulators under Basel requirements for Advanced Approaches institutions. The parallel period will continue until we receive regulatory approval to exit parallel reporting and subsequently begin publicly disclosing regulatory risk-based capital ratios using both the Standardized and Advanced Approaches.

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of June 30, 2015. Definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, are found in the ‘Consolidated Capital Resources and Liquidity Section’ of American Express’ 2014 Annual Report.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2015(a)	Ratios as of June 30, 2015
Risk-Based Capital
Common Equity Tier 1	4.5%
American Express Company		13.5%
American Express Centurion Bank		19.1
American Express Bank, FSB		14.1
Tier 1	6.0
American Express Company		14.7
American Express Centurion Bank		19.1
American Express Bank, FSB		14.1
Total	8.0
American Express Company		16.5
American Express Centurion Bank		20.3
American Express Bank, FSB		15.9
Tier 1 Leverage	4.0
American Express Company		12.4
American Express Centurion Bank		19.1
American Express Bank, FSB		13.8
Supplementary Leverage Ratio(b)	3.0%
American Express Company		10.4
American Express Centurion Bank		15.4
American Express Bank, FSB		10.3
Common Equity to Risk-Weighted Assets
American Express Company		15.5
Tangible Common Equity to Risk-Weighted Assets(c)
American Express Company		12.6%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2015 for Advanced Approaches institutions.

(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

(c)

Tangible Common Equity to Risk-Weighted Assets, a non-GAAP measure, is calculated by dividing shareholders’ equity of $21.9 billion as of June 30, 2015, less preferred shares of $1.6 billion and goodwill and other intangibles of $3.8 billion, by risk-weighted assets of $130.7 billion. We believe presenting the ratio of Tangible Common Equity to Risk-Weighted Assets is a useful measure of evaluating the strength of our capital position. Tangible Common Equity to Risk-Weighted Assets ratio is widely used in the marketplace, although it may be calculated differently by different companies.

Table 19: Regulatory Risk-Based Capital Components and Risk Weighted Assets

($ in Billions)	June 30, 2015

Risk-Based Capital
Common Equity Tier 1	$17.7
Tier 1 Capital	19.2
Tier 2 Capital(a)	2.3
Total Capital	21.5

Risk Weighted Assets	130.7
Average Total Assets to calculate the Tier 1 Leverage Ratio	155.1
Total Leverage Exposure to calculate SLR	$184.0

(a)

Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) a portion of the unrealized gains on equity securities, $600 million of subordinated notes issued in the fourth quarter of 2014 and a $750 million subordinated hybrid security. The $750 million subordinated hybrid security does not meet the requirements of Tier 2 capital under Basel III, and is being transitioned out of capital (the total amount included in Tier 2 capital as of June 30, 2015, was $187 million). Hence, the total amount of subordinated debt included in Tier 2 capital as of June 30, 2015, was $787 million.

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

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased-in during the six months ended June 30, 2015. These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the U.S. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 20: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

($ in Billions)	June 30, 2015

Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	12.9%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	14.1

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.9
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	10.0%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$130.3
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	154.6
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$183.5

(a)

The Fully Phased-in Basel III Common Equity Tier 1 and Tier 1 risk-based capital ratios, non-GAAP measures, are calculated as Common Equity Tier 1 or Tier 1 capital under Fully Phased-in Basel III rules, as applicable, divided by risk-weighted assets under Fully Phased-in Basel III rules. Refer to Table 21 for a reconciliation of Common Equity Tier 1 and Tier 1 capital under Fully Phased-in Basel III rules to Common Equity Tier 1 and Tier 1 capital under Transitional Basel III rules.

(b)

The Fully Phased-in Basel III Tier 1 and supplementary leverage ratios, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III, respectively.

(c)

Estimated Fully Phased-in Basel III risk-weighted assets, a non-GAAP measure, reflect our Basel I risk-weighted assets, adjusted under Fully Phased-in Basel III rules. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.

(d)

Estimated Fully Phased-in Basel III Leverage Exposure, a non-GAAP measure, reflects average total consolidated assets with adjustments for Tier 1 capital deductions on a fully phased-in basis, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities.

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

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of June 30, 2015.

Table 21: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET 1	Tier 1
Risk-Based Capital under Transitional Basel III	$17.7	$19.2
Adjustments related to:
AOCI	(0.2)	(0.2)
Transition provisions for intangible assets	(0.5)	(0.5)
Deferred tax assets	(0.1)	(0.1)
Other	—	0.1

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.9	$18.5

Share Repurchases and Dividends

We have a share repurchase program to return excess capital to common shareholders. The share repurchases reduce common shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three and six months ended June 30, 2015, we returned $1.5 billion and $2.6 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.6 billion, respectively) and share repurchases ($1.2 billion and $2.0 billion, respectively). We repurchased 15.6 million common shares at an average price of $79.38 in the second quarter of 2015. These dividend and share repurchase amounts represent approximately 97 percent and 81 percent of total capital generated during the three and six month periods, respectively, which was above our on average and over time target to distribute approximately 50 percent of the capital to shareholders as dividends or through the repurchases of common stock. These distribution percentages result from the strength of our capital ratios and the amount of capital we generate from net income and through employee stock plans in relation to the amount of capital required to support our organic business growth and acquisitions.

In addition, during the three months ended June 30, 2015, there were $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Series B Preferred Shares dividend declared during the second quarter was $20.0 million. For additional information on the Company’s preferred shares refer to Note 17 “Common and Preferred Shares” of the 2014 Annual Report and Note 15 “Earnings per Common Share (EPS); Preferred Shares” of this Form 10-Q.

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

Management does not currently expect to make any significant changes to our funding programs in order to satisfy Basel III’s liquidity coverage ratio (LCR) standard based upon our current understanding of the requirements, which may be subject to change as we receive additional clarification and implementation guidance from regulators relating to the requirements and as the interpretation of requirements evolves over time.

During the second quarter of 2015, we issued $2.15 billion of dual-tranche senior unsecured notes from American Express Credit Corporation with a maturity of five years consisting of $1.75 billion of fixed-rate senior notes with a coupon of 2.375 percent and $400 million of floating-rate senior notes at a rate of 3-month LIBOR plus 73 basis points.

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

Table 22: Unsecured Debt Ratings

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

We held the following deposits as of June 30, 2015 and December 31, 2014:

Table 23: Customer Deposits

(Billions)	June 30, 2015	December 31, 2014
U.S. retail deposits:
Savings accounts — Direct	$27.8	$26.2
Certificates of deposit:(a)
Direct	0.2	0.3
Third-party	9.4	7.8
Sweep accounts — Third-party	8.9	9.0
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.2	0.2
Card Member credit balances - U.S. and non-U.S.	0.7	0.7

Total customer deposits	$47.2	$44.2

(a)

The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 29.8 months and 1.61 percent, respectively, as of June 30, 2015.

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

The receivables and loans being securitized are reported as Card Member receivables and loans on our Consolidated Balance Sheets and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the six months ended June 30, 2015, no such triggering events occurred.

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

We seek to satisfy the requirements of a variety of stress scenarios, including those required by law and regulation as well as our own stress scenario, in order to determine the amount and mix of the liquidity sources we maintain at any given time. These stress scenarios possess distinct characteristics and vary by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Our own stress scenarios include market-wide and firm-specific liquidity events. The LCR is another stress scenario that prescribes distinct cash flow assumptions over a 30-day period, and establishes criteria for qualifying High-Quality Liquid Assets. The Company was in compliance with the liquidity requirements to which it is subject, including the LCR, for each month during the first and second quarters of 2015.

In addition to satisfying internal and regulatory liquidity buffer requirements, we consider various factors in determining the amount of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources, and regulatory and credit rating agency considerations.

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

Securitized Borrowing Capacity

As of June 30, 2015, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2016, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). On July 15, 2015, we extended the Charge Trust’s $3.0 billion facility by two years to mature on July 15, 2018. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2015, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.

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

We had approximately $56.8 billion as of June 30, 2015 in U.S. credit card loans and charge card receivables that could be sold over time through our existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained committed syndicated bank credit facilities as of June 30, 2015 of $6.5 billion through facilities in the U.S. and Australia. Our total committed bank credit facilities expire as follows:

Table 24: Expiration of Committed Syndicated Bank Credit Facilities

(Billions)
2016	$1.9
2017	4.6

Total	$6.5

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30:

Table 25: Cash Flows

For the six months ended June 30, (Billions)	2015	2014
Total cash provided by (used in):
Operating activities	$4.3	$4.9
Investing activities	(2.9)	(1.6)
Financing activities	(2.5)	(4.4)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.1)	—

Net decrease in cash and cash equivalents	$(1.2)	$(1.1)

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the six months ended June 30, 2015 and 2014, net cash provided by operating activities was $4.3 billion and $4.9 billion, respectively, driven by, in both periods, net income of $3.0 billion, adjusted for non-cash items including certain changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The decrease in the current period, as compared to the six months ended June 30, 2014, resulted from a decline in accounts payable, due to changes in merchant payable volumes.

Cash Flows from Investing Activities

Our investing activities primarily include changes in Card Member receivables and loans, and our available for sale investment securities portfolio.

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $2.9 billion and $1.6 billion, respectively. The variance was primarily driven by higher restricted cash related to upcoming maturities of long-term debt in the American Express Credit Account Master Trust.

Cash Flows from Financing Activities

Our financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the six months ended June 30, 2015 and 2014, net cash used in financing activities was $2.5 billion and $4.4 billion, respectively. The variance was primarily driven by a higher net increase in customer deposits, offset by higher net debt repayments in the current year.

Certain Other Off-Balance Sheet Arrangements

As of June 30, 2015, we had approximately $283 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

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

In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and rules that would or do impose changes on certain practices or pricing of card issuers, merchant acquirers and payment networks, and the establishment of broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard) and the fees merchants are charged for card acceptance, as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly. For example, the decision of the European Commission (the Commission) to make binding Visa Europe’s commitments to cap its cross-border credit card multilateral interchange fees to 30 basis points and change its rules on how cross-border interchange is applied, as well as the Commission’s charges against MasterCard on cross-border interchange fees, could negatively impact the discount revenue we derive from our business in the EU as a result of downward marketplace pressure on merchant fees, including our discount rates. Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to be locally licensed and/or to localize aspects of their operations. The development and enforcement of regulatory regimes may adversely affect our ability to maintain or increase our revenues and extend our global network.

European Union Payments Legislation

In July 2013, the Commission proposed legislation in two parts, covering a wide range of topics across the payments industry. The first part was a proposed EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of revisions to the Payment Services Directive (the PSD2).

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

•

Price caps – Interchange fees on consumer card transactions in the EU will be capped, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees, as “four party” networks such as Visa and MasterCard have, and “three party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three party” networks should be treated as “four party” networks when they license third party providers to issue cards and/or acquire merchants or when they issue cards with a co-brand partner or through an agent. This means, for example, the caps will apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU. The caps will take effect in December 2015; however, individual EU Member States have the option to postpone for a further three years the effectiveness of these caps in relation to transactions with no cross-border component on “three party” networks with very limited market share in that Member State. The discount rates we agree to with merchants will not be capped, but the interchange caps will likely exert additional downward pressures on merchant fees across the industry, including our discount rates, and may undermine our ability to attract and retain GNS partners. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

•

Card acceptance terms –“Anti-steering” and “honor-all-cards” rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, are prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on anti-steering rules took effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules takes effect in June 2016.

•

Network licensing – From December 2016, the geographic scope of network licenses within the EU, including those we agree to with our GNS partners, will cover the entire EU. This may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity in relation to a particular country.

•

Separation of network processing – From June 2016, card networks will be required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This requirement does not apply to three-party payment networks, such as American Express, but may be deemed applicable in situations where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

•

Co-badging of cards – From June 2016, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

On June 3, 2015, the Council of the European Union published the final compromise text of the PSD2 proposal following a trialogue process. The proposal will now be put before the European Parliament for plenary vote. Once formally adopted the PSD2 would, unlike the Interchange Fee Regulation, require transposition into national law by each Member State, likely over a period of two years.

Among other terms, the published compromise text of PSD2 includes provisions that would (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the ability of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including three-party payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The potential surcharging regulation may increase instances of differential surcharging of our cards, prompt customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction. The access requirements would undermine the flexibility and discretion we have had to date in deciding with whom to partner in our GNS business.

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

Antitrust Litigation

The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. The trial court has ruled that the challenged provisions violate U.S. antitrust laws and issued an injunction, effective July 20, 2015, prohibiting us from enforcing certain elements of such provisions in the United States. We are vigorously pursuing an appeal of the decision and judgment, and we are vigorously defending similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part II, Item 1. “Legal Proceedings” below for descriptions of the DOJ action and related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. See Part II, Item 1A, “Risk Factors” below for information on the potential impacts of the adverse decision and injunction and of the related merchant litigation on our business.

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

Although neither a legislative nor regulatory initiative, the settlement by MasterCard and Visa in a U.S. merchant class litigation required, among other things, MasterCard and Visa to permit U.S. merchants, subject to certain conditions, to surcharge credit cards, while allowing them to continue to prohibit surcharges on debit and prepaid card transactions. In December 2013, we announced the proposed settlement of a number of U.S. merchant class action lawsuits, which, if approved, would change certain surcharging provisions in our U.S. card acceptance agreements. For a further description of the proposed settlement, see Part II, Item 1. “Legal Proceedings” below.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

our ability to achieve flat to modestly down EPS growth for the full year 2015 and positive earnings per share growth in 2016, which will depend in part on discount rate, loan growth, credit and other trends continuing, our tax rate remaining in line with recent performance, the impact of new regulations in the European Union and the court’s order in the DOJ case in the marketplace, the impact of any potential restructuring charges or other contingencies, the ability to realize benefits from the 2014 restructuring actions, the behavior of Card Members and their actual spending patterns, the trajectory of volume decline and card acquisition related to the Costco U.S. relationship, currency and interest rate fluctuations, the timing and size of the investments we make to attract Card Members and in other growth initiatives, as well as our success in implementing our strategies and business initiatives including growing profitable spending through proprietary, co-brand and network products, increasing penetration among corporate clients, expanding our international footprint, growing reloadable prepaid, loyalty coalitions and marketing services, increasing merchant acceptance, controlling expenses and executing our share repurchase program;

•

the actual amount to be spent by us on investments in the business, including on marketing and promotion at levels relatively similar to the elevated amounts in 2014, Card Member services and operating expenses, as well as the timing of any such investments, which will be based in part on management’s assessment of competitive opportunities, contractual obligations with business partners, management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities and our performance, and our ability to control expenses to fund such investments;

•

uncertainty related to our ability to drive growth and achieve attractive returns from investments, including our ability to attract new customers and capture a higher share of our Card Members’ spend and borrowings, which will depend in part on our ability to develop and market value propositions that appeal to Card Members and new customers and on our ability to offer attractive services and rewards programs, as well as increasing competition, brand perceptions and reputation, the behavior of our Card Members and their actual spending patterns, and ineffective or insufficient levels of investments, including on marketing and promotion expenses, new product development, acquisition efforts, including through digital channels, and attractive services and rewards programs;

•

the ability to contain annual operating expense growth in 2015, which will depend in part on unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, any potential restructuring charges, the payment of civil money penalties, disgorgement and restitution, our decision to increase or decrease discretionary operating expenses such as in technology development depending on overall business performance, our ability to achieve the expected benefits of reengineering plans, our ability to balance expense control and investments in the business, the impact of changes in foreign currency exchange rates on costs and results, the impact of accounting changes and reclassifications, and the level of acquisition activity and related expenses;

•

the level of our provision for losses for the second half of 2015, which will depend in part on changes in the level of our loan balances, delinquency and write-off rates of Card Members, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans and receivables;

•

our ability to meet our on-average and over-time EPS growth target in 2017, which will depend on factors such as our success in implementing our strategies and business initiatives including growing our share of overall spending, addressing the loss of the Costco U.S. relationship, retaining and growing our other co-brand and other partner relationships, increasing merchant coverage, enhancing our loyalty coalition offerings, expanding the GNS business and controlling expenses, the willingness and ability of Card Members to sustain spending, the effectiveness of marketing and loyalty programs, and on factors outside management’s control including regulatory and competitive pressures on pricing, credit trends, changes in foreign currency exchange and interest rates, and changes in general economic conditions, such as GDP growth, consumer confidence, unemployment and the housing market;

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

•

uncertainty relating to the ultimate outcome of the antitrust lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general, including the success or failure of our appeal, the impact of the court’s order in the marketplace, including significantly increased merchant steering or other actions impairing the Card Member experience, and the impact of existing private merchant cases, including objections to, and approval of, the proposed class action settlement agreement, and potentially additional litigation and/or arbitrations;

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

•

changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for co-brand partnerships and the success of marketing, promotion or rewards programs;

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

•

the impact of regulatory changes in the EU, including the introduction of price regulation, the elimination of honor all cards and “anti-steering” rules and requirements on granting access to our network, among other important changes, which will depend on various factors, including, but not limited to, our ability to adapt and change our business model to address regulatory requirements and competitive pressures, and our success in continuing to offer value propositions that potential partners, merchants and customers find attractive;

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, arising out of the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. In the course of our business, we and our subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. We believe we are not a party to, nor are any of our properties the subject of, any pending legal, arbitration, regulatory or investigative proceedings that would have a material adverse effect on our consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of the DOJ case, or the resolution of one or any combination of the merchant claims for damages, both described below, could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are further described in this section and others, for which there have been no subsequent material developments since the filing of the 2014 Form 10-K, are described in such report.

For those legal proceedings and governmental examinations described in this section and in the 2014 Form 10-K, where a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $370 million in excess of the accrued liability (if any) related to those matters. This aggregate range represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimated range of possible loss does not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from current estimates. For additional information, refer to Note 8 to the Consolidated Financial Statements.

During the last several years, as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, we have responded to many inquiries from banking and competition authorities throughout the world. In addition, the United States, through the DOJ, and various merchants have initiated legal proceedings to challenge aspects of our card acceptance agreements with merchants on antitrust grounds.

Antitrust Matters

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against us, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act (the DOJ case). The complaint included allegations that provisions in our merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining us from enforcing our anti-steering and non-discrimination contractual provisions. The complaint did not seek monetary damages.

Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued an order entering a permanent injunction. The injunction, which became effective July 20, 2015, prohibits us from enforcing certain elements of the anti-steering provisions in the U.S. We are vigorously pursuing an appeal of the decision and judgment.

In addition to the DOJ case, individual merchant cases and a putative class action are pending in the Eastern District of New York against us alleging that our anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts. Trial has been scheduled in the individual merchant cases for May 2, 2016. Our motion for summary judgment is pending, and the plaintiffs have been granted leave to file a motion for summary judgment prior to trial.

Individual merchants have initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in our card acceptance agreements and seeking damages. We are vigorously defending against those claims.

In July 2004, we were named as a defendant in another putative class action filed in the Eastern District of New York, captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages.

In December 2013, we announced a proposed settlement of the Marcus case and the putative class action challenging our anti-steering provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. The final approval hearing was held on September 17, 2014 and we are awaiting decision.

On March 20, 2015, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co. was filed in New York State Supreme Court, New York County. The defendants include current and former Company executives, current and former members of the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the defendants permitted and/or caused the Company to violate the antitrust laws through inclusion of its non-discrimination provisions in merchant contracts, which led to the recent negative result in the DOJ case discussed above. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information in our SEC filings and other public statements; failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint. Our motion to dismiss is pending.

ITEM 1A. RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our 2014 Form 10-K and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known to us, we believe that the matter discussed below, together with the risk factors set forth in the 2014 Form 10-K, identify the most significant risk factors affecting our company. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2014 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage to our reputation and brand.

The DOJ and certain states’ attorneys general brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement, which was approved by the court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. On February 19, 2015, the trial court found that the challenged provisions in American Express card acceptance agreements were anticompetitive and on April 30, 2015 issued an injunction prohibiting us from enforcing certain elements of such provisions. The trial and appellate courts denied our request for a stay of the injunction and the injunction became effective on July 20, 2015. As a result, our card products are exposed to the possibility of increased merchant steering and other forms of discrimination that could impair the Card Member experience during the pendency of our appeal and potentially thereafter. We are vigorously pursuing an appeal of the decision and judgment. In addition, we are a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our card acceptance agreements and seek damages. In December 2013, we agreed to settle the merchant class actions and the settlement agreement has been preliminarily approved by the court. There can be no assurance that the court will grant final approval of the settlement agreement, which can be impacted by objections to the settlement agreement by plaintiffs and other parties, as well as by the appeals process in the DOJ case. A description of these legal proceedings is contained in “Legal Proceedings” above.

The adverse decision and injunction in the DOJ case and future adverse outcomes in these proceedings against us (including an adverse final judgment following appeal in the DOJ case) could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage our reputation and brand.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2015
Repurchase program(a)	2,796,500	77.53	2,796,500	46,841,575
Employee transactions(b)	321	82.06	N/A	N/A

May 1-31, 2015
Repurchase program(a)	6,315,100	79.73	6,315,100	146,184,000
Employee transactions(b)	30,603	77.43	N/A	N/A

June 1-30, 2015
Repurchase program(a)	6,529,774	79.85	6,529,774	139,654,226
Employee transactions(b)	531	79.86	N/A	N/A

Total
Repurchase program(a)	15,641,374	79.38	15,641,374	139,654,226
Employee transactions(b)	31,455	77.52	N/A	N/A

(a)

As of June 30, 2015, there were approximately 140 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

During the second quarter of 2015, American Express Global Business Travel booked one hotel reservation at Homa Hotel Tehran. In addition, certain third-party service providers obtained approximately five visas from Iranian embassies and consulates around the world during the second quarter of 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed us that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the second quarter of 2015 it obtained 13 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 29, 2015	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: July 29, 2015	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
12	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1