Form 10-Q
period 2015-09-30
AMERICAN EXPRESS CO
filed 2015-10-28
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Shares (par value $0.20 per share)	984,245,923 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30, (Millions, except per share amounts)	2015	2014

Revenues
Non-interest revenues
Discount revenue	$4,778	$ 4,889
Net card fees	679	680
Travel commissions and fees	87	104
Other commissions and fees	640	642
Other	504	593

Total non-interest revenues	6,688	6,908

Interest income
Interest on loans	1,847	1,753
Interest and dividends on investment securities	38	45
Deposits with banks and other	19	17

Total interest income	1,904	1,815

Interest expense
Deposits	125	91
Long-term debt and other	274	329

Total interest expense	399	420

Net interest income	1,505	1,395

Total revenues net of interest expense	8,193	8,303

Provisions for losses
Charge card	203	196
Card Member loans	309	265
Other	17	27

Total provisions for losses	529	488

Total revenues net of interest expense after provisions for losses	7,664	7,815

Expenses
Marketing and promotion	847	783
Card Member rewards	1,763	1,695
Card Member services and other	269	205
Salaries and employee benefits	1,212	1,290
Other, net	1,635	1,596

Total expenses	5,726	5,569

Pretax income	1,938	2,246
Income tax provision	672	769

Net income	$1,266	$ 1,477

Earnings per Common Share (Note 15): (a)
Basic	$1.24	$ 1.41
Diluted	$1.24	$ 1.40

Average common shares outstanding for earnings per common share:
Basic	994	1,041
Diluted	997	1,047
Cash dividends declared per common share	$0.29	$ 0.26

(a)

Represents net income less (i) earnings allocated to participating share awards of $10 million and $11 million for the three months ended September 30, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $22 million and nil for the three months ended September 30, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30, (Millions, except per share amounts)	2015	2014

Revenues
Non-interest revenues
Discount revenue	$14,384	$ 14,428
Net card fees	2,013	2,041
Travel commissions and fees	271	1,027
Other commissions and fees	1,891	1,884
Other	1,493	1,679

Total non-interest revenues	20,052	21,059

Interest income
Interest on loans	5,418	5,160
Interest and dividends on investment securities	120	136
Deposits with banks and other	60	54

Total interest income	5,598	5,350

Interest expense
Deposits	337	276
Long-term debt and other	886	1,026

Total interest expense	1,223	1,302

Net interest income	4,375	4,048

Total revenues net of interest expense	24,427	25,107

Provisions for losses
Charge card	542	594
Card Member loans	829	797
Other	45	71

Total provisions for losses	1,416	1,462

Total revenues net of interest expense after provisions for losses	23,011	23,645

Expenses
Marketing and promotion	2,217	2,329
Card Member rewards	5,202	5,050
Card Member services and other	772	619
Salaries and employee benefits	3,767	4,488
Other, net	4,569	4,393

Total expenses	16,527	16,879

Pretax income	6,484	6,766
Income tax provision	2,220	2,328

Net income	$4,264	$ 4,438

Earnings per Common Share (Note 15): (a)
Basic	$4.16	$ 4.19
Diluted	$4.15	$ 4.17

Average common shares outstanding for earnings per common share:
Basic	1,007	1,051
Diluted	1,011	1,057
Cash dividends declared per common share	$0.84	$ 0.75

(a)

Represents net income less (i) earnings allocated to participating share awards of $32 million and $35 million for the nine months ended September 30, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $42 million and nil for the nine months ended September 30, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2015	2014	2015	2014

Net income	$1,266	$1,477	$4,264	$ 4,438
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax: 2015, $(2) and $(13); 2014, $(5) and $19	(7)	(11)	(27)	31
Foreign currency translation adjustments, net of tax: 2015, $181 and $221; 2014, $119 and $41	(220)	(167)	(464)	(195)
Net unrealized pension and other postretirement benefit gains, net of tax: 2015, $8 and $24; 2014, $9 and $29	7	7	36	48

Other comprehensive loss	(220)	(171)	(455)	(116)

Comprehensive income	$1,046	$1,306	$3,809	$ 4,322

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,

(Millions, except share data)	2015	2014

Assets
Cash and cash equivalents
Cash and due from banks	$2,613	$ 2,628
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2015, $222; 2014, $204)	16,716	19,190
Short-term investment securities	609	470

Total cash and cash equivalents	19,938	22,288
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2015, $5,959; 2014, $7,025), less reserves: 2015, $441; 2014, $465	43,890	44,386
Other receivables, less reserves: 2015, $61; 2014, $61	2,517	2,614
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2015, $27,284; 2014, $30,115), less reserves: 2015, $1,164; 2014, $1,201	67,731	69,184
Other loans, less reserves: 2015, $18; 2014, $12	1,054	920
Investment securities	3,947	4,431
Premises and equipment, less accumulated depreciation and amortization: 2015, $6,733; 2014, $6,270	4,032	3,938
Other assets (includes restricted cash of consolidated variable interest entities: 2015, $748; 2014, $64)	11,107	11,342

Total assets	$154,216	$ 159,103

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$49,301	$ 44,171
Travelers Cheques and other prepaid products	3,044	3,673
Accounts payable	11,340	11,300
Short-term borrowings	3,160	3,480
Long-term debt (includes debt issued by consolidated variable interest entities: 2015, $13,285; 2014, $19,516)	48,653	57,955
Other liabilities	17,383	17,851

Total liabilities	132,881	138,430

Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2015, and 750 shares as of December 31, 2014	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 985 million shares as of September 30, 2015 and 1,023 million shares as of December 31, 2014	197	205
Additional paid-in capital	13,487	12,874
Retained earnings	10,025	9,513
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax: 2015, $39; 2014, $52	69	96
Foreign currency translation adjustments, net of tax: 2015, $(96); 2014, $(317)	(1,963)	(1,499)
Net unrealized pension and other postretirement benefit losses, net of tax: 2015, $(199); 2014, $(223)	(480)	(516)

Total accumulated other comprehensive loss	(2,374)	(1,919)

Total shareholders’ equity	21,335	20,673

Total liabilities and shareholders’ equity	$154,216	$ 159,103

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (Millions)	2015	2014

Cash Flows from Operating Activities
Net income	$4,264	$ 4,438
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,416	1,462
Depreciation and amortization	780	764
Deferred taxes and other	25	(497)
Stock-based compensation	200	210
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(166)	275
Other assets	1,864	850
Accounts payable and Other liabilities	270	1,793
Travelers Cheques and other prepaid products	(579)	(709)

Net cash provided by operating activities	8,074	8,586

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	12	122
Maturities and redemptions of available-for-sale investment securities	1,821	966
Purchase of investments	(1,564)	(825)
Net increase in Card Member receivables/loans	(1,292)	(2,349)
Purchase of premises and equipment, net of sales: 2015, $32; 2014, $3	(879)	(854)
Business acquisitions, net of cash acquired	(122)	(130)
Net (increase) decrease in restricted cash	(683)	90

Net cash used in investing activities	(2,707)	(2,980)

Cash Flows from Financing Activities
Net increase in customer deposits	5,171	917
Net decrease in short-term borrowings	(273)	(1,595)
Issuance of long-term debt	7,925	11,329
Principal payments on long-term debt	(17,110)	(10,659)
Issuance of American Express preferred shares	841	—
Issuance of American Express common shares	169	251
Repurchase of American Express common shares	(3,330)	(3,205)
Dividends paid	(868)	(770)

Net cash used in financing activities	(7,475)	(3,732)

Effect of foreign currency exchange rates on cash and cash equivalents	(242)	(96)

Net (decrease) increase in Cash and cash equivalents	(2,350)	1,778
Cash and cash equivalents at beginning of period	22,288	19,486

Cash and cash equivalents at end of period	$19,938	$ 21,264

Supplemental cash flow information
Non-cash financing activities

Gain on business travel joint venture transaction	$—	$ 641

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Company

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, these business travel operations were wholly owned. The Company also focuses on generating alternative sources of revenue on a global basis in areas such as online and mobile payments, and fee-based services. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, targeted direct and third-party sales forces, and direct response advertising.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017, permitted. The Company continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2014, the FASB issued new accounting guidance on investments in Qualified Affordable Housing projects. Provided certain conditions are met, this standard permits entities to account for investments in Qualified Affordable Housing projects using the proportional amortization method. The standard also requires new disclosures about all investments in Qualified Affordable Housing projects irrespective of the method used to account for the investments. The Company has adopted this guidance in the first quarter of 2015 and has elected not to use the proportional amortization method, but continues to account for these investments using the equity method of accounting, which has been the Company’s historical practice.

During the three and nine months ended September 30, 2015, the Company recognized equity method losses related to Qualified Affordable Housing of $14 million and $34 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $15 million and $39 million, respectively, which were recognized in Income tax provision. Similarly, during the three and nine months ended September 30, 2014, the Company recognized equity method losses of $7 million and $39 million, respectively; and associated tax credits of $12 million and $30 million, respectively. The carrying value of these investments was $605 million and $522 million as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015, the Company is contractually committed to provide additional funding related to certain of these investments, resulting in a liability of $134 million for unfunded commitments reported in Other liabilities, which is expected to be paid between 2015 and 2023.

2.	Divestiture and Portfolio Sale

On June 30, 2014, the Company completed a transaction to establish a non-consolidated joint venture comprising the former Global Business Travel (GBT) operations of the Company and an external cash investment. As a result of this transaction, the Company deconsolidated the GBT net assets, effective June 30, 2014, and began accounting for the GBT JV as an equity method investment reported in Other assets within the Consolidated Balance Sheets. Prior to the deconsolidation, the carrying amount of GBT’s assets and liabilities were not material to the Company’s financial position and its operations were reported within the Global Commercial Services (GCS) segment.

On October 26, 2015, the Company reached an agreement to sell the outstanding Card Member loan portfolio related to its co-brand partnership with JetBlue Airways Corporation (JetBlue). The carrying amount of the portfolio of JetBlue Card Member loans is not material to the Company’s financial position. The sale is subject to customary closing conditions, and is expected to be consummated in the first quarter of 2016 and is reported within the U.S. Card Services (USCS) segment, at which time the related gain will be recognized.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively.

Accounts receivable by segment as of September 30, 2015 and December 31, 2014, consisted of:

(Millions)	2015	2014

U.S. Card Services(a)	$21,965	$ 22,468
International Card Services	6,511	7,653
Global Commercial Services(b)	15,748	14,583
Global Network & Merchant Services(c)	107	147

Card Member receivables(d)	44,331	44,851
Less: Reserve for losses	441	465

Card Member receivables, net	$43,890	$ 44,386

Other receivables, net(e)	$2,517	$ 2,614

(a)

Includes $6.0 billion and $7.0 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2015 and December 31, 2014, respectively.

(b)	Includes $327 million and $636 million due from airlines, of which Delta Air Lines comprises $265 million and $606 million as of September 30, 2015 and December 31, 2014, respectively.
(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.
(d)	Includes approximately $12.3 billion and $13.3 billion of Card Member receivables outside the U.S. as of September 30, 2015 and December 31, 2014, respectively.
(e)

Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue and (ii) Global Network Services (GNS) partner banks for items such as royalty and franchise fees. Other receivables are presented net of reserves for losses of $61 million as of both September 30, 2015 and December 31, 2014.

Loans by segment as of September 30, 2015 and December 31, 2014, consisted of:

(Millions)	2015	2014

U.S. Card Services(a)	$62,133	$ 62,592
International Card Services	6,710	7,744
Global Commercial Services	52	49

Card Member loans	68,895	70,385
Less: Reserve for losses	1,164	1,201

Card Member loans, net	$67,731	$ 69,184

Other loans, net(b)	$1,054	$ 920

(a)	Includes approximately $27.3 billion and $30.1 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of September 30, 2015 and December 31, 2014, respectively.
(b)	Other loans primarily represent loans to merchants. Other loans are presented net of reserves for losses of $18 million and $12 million as of September 30, 2015 and December 31, 2014, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2015 and December 31, 2014:

		30-59	60-89	90+
		Days	Days	Days
		Past	Past	Past
2015 (Millions)	Current	Due	Due	Due	Total

Card Member Loans:
U.S. Card Services	$61,530	$191	$131	$281	$ 62,133
International Card Services	6,604	35	22	49	6,710
Card Member Receivables:
U.S. Card Services	$21,612	$133	$73	$147	$ 21,965
International Card Services	6,412	29	22	48	6,511
Global Commercial Services(a)	(b)	(b)	(b)	112	15,748

		30-59	60-89	90+
		Days	Days	Days
		Past	Past	Past
2014 (Millions)	Current	Due	Due	Due	Total

Card Member Loans:
U.S. Card Services	$61,995	$179	$128	$290	$ 62,592
International Card Services	7,621	39	27	57	7,744
Card Member Receivables:
U.S. Card Services	$22,096	$129	$72	$171	$ 22,468
International Card Services	7,557	29	20	47	7,653
Global Commercial Services(a)	(b)	(b)	(b)	120	14,583

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2015			2014
	Net Write-Off Rate			Net Write-Off Rate

			30+ Days			30+ Days
		Principal,	Past Due		Principal,	Past Due
	Principal	Interest, &	as a % of	Principal	Interest, &	as a % of
	Only (a)	Fees (a)	Total	Only (a)	Fees (a)	Total

Card Member Loans:
U.S. Card Services	1.4%	1.6%	1.0%	1.6%	1.8%	1.0%
International Card Services	2.0%	2.4%	1.6%	2.0%	2.4%	1.6%
Card Member Receivables:
U.S. Card Services	1.8%	2.0%	1.6%	1.7%	1.9%	1.6%
International Card Services	2.1%	2.2%	1.5%	2.0%	2.1%	1.4%

			2015		2014

			Net Loss		Net Loss
			Ratio as	90+ Days	Ratio as	90+ Days
			a % of	Past Billing	a % of	Past Billing
			Charge	as a % of	Charge	as a % of
			Volume	Receivables	Volume	Receivables

Card Member Receivables:
Global Commercial Services			0.09%	0.7%	0.09%	0.8%

(a)

The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The nine months ended September 30, 2015, reflects the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides additional information with respect to the Company’s impaired Card Member loans (which are not significant for GCS) and impaired Card Member receivables (which are not significant for International Card Services (ICS) and GCS) as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015

	Over 90 days				Accounts Classified as a TDR (c)
	Past Due &								Total	Unpaid
	Accruing		Non-				Out of		Impaired	Principal	Allowance
(Millions)	Interest	(a)	Accruals	(b)	In Program	(d)	Program	(e)	Balance	Balance	for TDRs

Card Member Loans:
U.S. Card Services	$192		$175		$224		$109		$700	$ 649	$ 66
International Card Services	49		—		—		—		49	49	—
Card Member Receivables:
U.S. Card Services	—		—		26		4		30	30	18

Total	$241		$175		$250		$113		$779	$728	$ 84

	As of December 31, 2014

	Over 90 days
	Past Due &						Total		Unpaid
	Accruing		Non-		In Program		Impaired		Principal	Allowance
(Millions)	Interest	(a)	Accruals	(b)	TDRs	(c)(d)	Balance		Balance	for TDRs

Card Member Loans:
U.S. Card Services	$161		$241		$286		$688		$646	$67
International Card Services	57		—		—		57		56	—
Card Member Receivables:
U.S. Card Services	—		—		48		48		48	35

Total	$218		$241		$334		$793		$750	$102

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
(c)

Accounts classified as a TDR include $19 million and $26 million that are over 90 days past due and accruing interest and $25 million and $34 million that are non-accrual as of September 30, 2015 and December 31, 2014, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)

Out of Program TDRs include $82 million of Card Member accounts that have successfully completed a modification program and $31 million of Card Member accounts that were not in compliance with the terms of the modification programs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans (which are not significant for GCS) and the average balances of impaired Card Member receivables (which are not significant for ICS and GCS) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015

	Average	Interest Income	Average	Interest Income
2015 (Millions)	Balance	Recognized	Balance	Recognized

Card Member Loans:
U.S. Card Services	$693	$16	$685	$ 43
International Card Services	53	3	55	10
Card Member Receivables:
U.S. Card Services	28	—	35	—

Total	$774	$19	$775	$ 53

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014

	Average	Interest Income	Average	Interest Income
2014 (Millions)	Balance	Recognized	Balance	Recognized

Card Member Loans:
U.S. Card Services	$675	$12	$734	$ 37
International Card Services	63	4	63	12
Card Member Receivables:
U.S. Card Services	44	—	47	—

Total	$782	$16	$844	$ 49

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the USCS Card Member loans and receivables modified as TDRs for the three and nine months ended September 30, 2015 and 2014. The ICS Card Member loans and receivables modifications were not significant and the Company does not offer modification programs for its GCS Card Member receivables; therefore, these segments are not included in the following TDR disclosures.

	Three Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2015
				Average				Average
			Average	Payment			Average	Payment
	Number of	Outstanding	Interest Rate	Term	Number of	Outstanding	Interest Rate	Term
	Accounts	Balances (a)	Reduction	Extension	Accounts	Balances (a)	Reduction	Extension
	(thousands)	(millions)	(% Points)	(Months)	(thousands)	(millions)	(% Points)	(Months)

Troubled Debt Restructurings:
Card Member Loans	10	$69	9	(b)	31	$218	10	(b)
Card Member Receivables	3	37	(c)	12	9	111	(c)	12

Total	13	$106			40	$329

	Three Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2014
				Average				Average
			Average	Payment			Average	Payment
	Number of	Outstanding	Interest Rate	Term	Number of	Outstanding	Interest Rate	Term
	Accounts	Balances (a)	Reduction	Extension	Accounts	Balances (a)	Reduction	Extension
	(thousands)	(millions)	(% Points)	(Months)	(thousands)	(millions)	(% Points)	(Months)

Troubled Debt Restructurings:
Card Member Loans	11	$83	9	(b)	35	$261	11	(b)
Card Member Receivables	4	41	(c)	12	11	129	(c)	12

Total	15	$124			46	$390

(a)

Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.

(b)	For Card Member loans, there have been no payment term extensions.
(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three and nine months ended September 30, 2015 and 2014, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015

	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions) (a)

Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	1	$ 14	6	$ 39
Card Member Receivables	1	1	3	3

Total	2	$ 15	9	$ 42

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014

	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)(b)	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)(b)

Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$ 12	6	$ 40
Card Member Receivables	1	2	2	9

Total	3	$ 14	8	$ 49

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables.
(b)	The outstanding balances upon default have been revised to reflect the exclusion of written off accounts, which are not material.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Reserves for Losses

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2015	2014

Balance, January 1	$465	$ 386
Provisions(a)	542	594
Net write-offs(b)	(544)	(527)
Other(c)	(22)	(21)

Balance, September 30	$441	$ 432

(a)	Provisions for principal and fee reserve components.
(b)

Consists of principal and fee components, less recoveries of $302 million and $269 million, including net write-offs from TDRs of $49 million and $14 million, for the nine months ended September 30, 2015 and 2014, respectively.

(c)

For the nine months ended September 30, 2015, includes foreign currency translation adjustments of $(13) million, and other adjustments of $(9) million. For the nine months ended September 30, 2014, includes foreign currency translation adjustments of $(6) million, other adjustments of $(8) million, and an adjustment related to reserves for card-related fraud losses of $(7) million, which were reclassified to Other liabilities in the first quarter of 2014.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of September 30, 2015 and December 31, 2014:

(Millions)	2015	2014

Card Member receivables evaluated individually for impairment(a)	$30	$ 48
Related reserves (a)	$18	$ 35

Card Member receivables evaluated collectively for impairment	$44,301	$ 44,803
Related reserves (b)	$423	$ 430

(a)	Represents receivables modified as a TDR and related reserves.
(b)

The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2015	2014

Balance, January 1	$1,201	$ 1,261
Provisions(a)	829	797
Net write-offs
Principal(b)	(733)	(786)
Interest and fees(b)	(122)	(124)
Other(c)	(11)	(2)

Balance, September 30	$1,164	$ 1,146

(a)	Provisions for principal, interest and fee reserve components.
(b)

Consists of principal write-offs, less recoveries of $320 million and $324 million, including net write-offs/(recoveries) from TDRs of $30 million and $(5) million, for the nine months ended September 30, 2015 and 2014, respectively. Recoveries of interest and fees were de minimis.

(c)

For the nine months ended September 30, 2015, includes foreign currency translation adjustments of $(18) million, and other adjustments of $7 million. For the nine months ended September 30, 2014, includes foreign currency translation adjustments of $(7) million, other adjustments of $11 million, and an adjustment related to reserves for card-related fraud losses of $(6) million, which were reclassified to Other liabilities in the first quarter of 2014.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment, and related reserves, as of September 30, 2015 and December 31, 2014:

(Millions)	2015	2014

Card Member loans evaluated individually for impairment(a)	$333	$ 286
Related reserves (a)	$66	$ 67

Card Member loans evaluated collectively for impairment(b)	$68,562	$ 70,099
Related reserves (b)	$1,098	$ 1,134

(a)	Represents loans modified as a TDR and related reserves.
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

Investment securities principally include debt securities that the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains (losses) recorded in Accumulated Other Comprehensive Loss, net of income taxes. Realized gains and losses are recognized on a trade-date basis in results of operations upon disposition of the securities using the specific identification method.

The following is a summary of investment securities as of September 30, 2015 and December 31, 2014:

	2015				2014

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal obligations	$2,971	$97	$(4)	$3,064	$3,366	$129	$(2)	$ 3,493
U.S. Government agency obligations	2	—	—	2	3	—	—	3
U.S. Government treasury obligations	297	5	—	302	346	4	—	350
Corporate debt securities	30	1	—	31	37	3	—	40
Mortgage-backed securities (a)	109	5	—	114	128	8	—	136
Equity securities	—	1	—	1	—	1	—	1
Foreign government bonds and obligations	379	6	(1)	384	350	9	—	359
Other (b)	50	—	(1)	49	50	—	(1)	49

Total	$3,838	$115	$(6)	$3,947	$4,280	$154	$(3)	$ 4,431

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014:

	2015				2014

	Less than 12 months		12 months or more		Less than 12 months		12 months or more

Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

State and municipal obligations	$59	$(2)	$13	$(2)	$—	$—	$72	$ (2)
Foreign government bonds and obligations	31	(1)	—	—	—	—	—	—
Other	—	—	33	(1)	—	—	33	(1)

Total	$90	$(3)	$46	$(3)	$—	$—	$105	$ (3)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2015 and December 31, 2014:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost ($ in Millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

2015:
90%–100%	35	$88	$(3)	12	$37	$(2)	47	$125	$ (5)
Less than 90%	—	—	—	2	9	(1)	2	9	(1)

Total as of September 30, 2015	35	$88	$(3)	14	$46	$(3)	49	$134	$ (6)

2014:
90%–100%	—	$—	$—	15	$105	$(3)	15	$105	$ (3)

Total as of December 31, 2014	—	$—	$—	15	$105	$(3)	15	$105	$ (3)

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

Contractual maturities of investment securities with stated maturities as of September 30, 2015, were as follows:

(Millions)	Cost	Estimated Fair Value

Due within 1 year	$459	$ 459
Due after 1 year but within 5 years	324	331
Due after 5 years but within 10 years	259	275
Due after 10 years	2,746	2,832

Total (a)	$3,788	$ 3,897

(a)	Balances primarily represent investments in state and municipal obligations, and foreign government bonds and obligations.

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

Supplemental Information

Gross realized gains on the sales of investment securities, included in Other revenues, were $1 million for both the three and nine months ended September 30, 2015, and $20 million and $100 million for the three and nine months ended September 30, 2014, respectively. There were no realized losses during any of these periods.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Asset Securitizations

The Company periodically securitizes Card Member receivables and loans arising from its card business through the transfer of those assets to securitization trusts. The trusts then issue securities to third-party investors, collateralized by the transferred assets.

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust, and collectively, the Trusts) as of September 30, 2015 and December 31, 2014, included in Other assets on the Company’s Consolidated Balance Sheets:

(Millions)	2015	2014

Charge Trust	$1	$ 2
Lending Trust	747	62

Total	$748	$ 64

These amounts relate to collections of Card Member receivables and loans to be used by the Trusts to fund future expenses and obligations, including interest on investor securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company, is the primary beneficiary of both Trusts. Excluding its consolidated subsidiaries, TRS owns approximately $1.0 billion of subordinated securities issued by the Lending Trust as of September 30, 2015.

Under the respective terms of the Charge Trust and Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the nine months ended September 30, 2015 and the year ended December 31, 2014, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of September 30, 2015 and December 31, 2014, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2015	2014

U.S.:
Interest bearing	$48,513	$ 43,279
Non-interest bearing (includes Card Member credit balances of:
2015, $312; 2014, $372)	356	418
Non-U.S.:
Interest bearing	106	115
Non-interest bearing (includes Card Member credit balances of:
2015, $314; 2014, $347)	326	359

Total customer deposits	$49,301	$ 44,171

Customer deposits by deposit type as of September 30, 2015 and December 31, 2014, were as follows:

(Millions)	2015	2014

U.S. retail deposits:
Savings accounts – Direct	$28,229	$ 26,159
Certificates of deposit:
Direct	291	333
Third-party	11,053	7,838
Sweep accounts – Third-party	8,940	8,949
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	162	173
Card Member credit balances — U.S. and non-U.S.	626	719

Total customer deposits	$49,301	$ 44,171

The scheduled maturities of certificates of deposit as of September 30, 2015, were as follows:

(Millions)	U.S.	Non-U.S.	Total

2015	$398	$18	$ 416
2016	2,411	5	2,416
2017	2,730	—	2,730
2018	2,527	—	2,527
2019	1,846	—	1,846
After 5 years	1,432	—	1,432

Total	$11,344	$23	$ 11,367

As of September 30, 2015 and December 31, 2014, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2015	2014

U.S.	$106	$ 111
Non-U.S.	17	17

Total	$123	$ 128

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Contingencies

In the ordinary course of business, the Company and its subsidiaries are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, legal proceedings). The Company discloses its material legal proceedings under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q and Part I, Item 3. “Legal Proceedings” in the Annual Report.

The Company has recorded reserves for certain of its outstanding legal proceedings. A reserve is recorded when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the recorded reserve. The Company evaluates, on a quarterly basis, developments in legal proceedings that could cause an increase or decrease in the amount of the reserve that has been previously recorded, or a revision to the disclosed estimated range of possible losses, as applicable.

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff or class, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss.

Other matters have progressed sufficiently through discovery and/or development of important factual information and legal issues so that the Company is able to estimate an amount of loss or a range of possible loss. Accordingly, for those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such liability, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $370 million in excess of any reserves related to these matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims described under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q, we may need to increase our range of possible loss or reserves for legal contingencies.

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any legal proceeding that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims, could have a material impact on the Company’s results of operations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Derivatives and Hedging Activities

The Company uses derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange rates, and equity index or price, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not transact in derivatives for trading purposes.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of September 30, 2015 and December 31, 2014, the Company does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2015	2014	2015	2014

Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$391	$314	$—	$ 4
Foreign exchange contracts
Net investment hedges	385	492	102	46

Total derivatives designated as hedging instruments	776	806	102	50
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	146	185	116	114

Total derivatives, gross	922	991	218	164
Less: Cash collateral netting(b)	(307)	(158)	—	(4)
Derivative asset and derivative liability netting(c)	(130)	(122)	(130)	(122)

Total derivatives, net(d)	$485	$711	$88	$ 38

(a)	Includes foreign currency derivatives embedded in certain operating agreements.
(b)

Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. From time to time, the Company also receives non-cash collateral from counterparties in the form of security interests in U.S. Treasury securities, which reduces the Company’s risk exposure, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets. The Company had such non-cash collateral as of December 31, 2014 with a fair value of $91 million, none of which was sold or repledged. The Company did not have any such non-cash collateral as of September 30, 2015. Additionally, the Company posted $155 million and $114 million as of September 30, 2015 and December 31, 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Company’s Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of September 30, 2015 and December 31, 2014 are subject to master netting agreements with its derivative counterparties. In addition, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Company’s Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of September 30, 2015 and December 31, 2014, the Company hedged $18.5 billion and $17.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

Total Return Contract

The Company hedged its exposure to changes in the fair value of its equity investment in Industrial and Commercial Bank of China (ICBC) in local currency. The Company used a total return contract (TRC) to transfer its exposure to its derivative counterparty. On July 18, 2014, the Company sold its remaining shares in ICBC and terminated the TRC.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges for the three and nine months ended September 30:

Three Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge

		Amount			Amount		ineffectiveness

Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014

Interest rate contracts	Other expenses	$108	$(109)	Other expenses	$(114)	$112	$(6)	$ 3

Nine Months Ended September 30: (Millions)

	Gains (losses) recognized in income

	Derivative contract			Hedged item			Net hedge

		Amount			Amount		ineffectiveness

Derivative relationship	Income Statement Line Item	2015	2014	Income Statement Line Item	2015	2014	2015	2014

Interest rate contracts	Other expenses	$82	$(170)	Other expenses	$(85)	$176	$(3)	$ 6
Total return contract	Other non-interest revenues	—	11	Other non-interest revenues	—	(11)	—	—

The Company also recognized a net reduction in interest expense on long-term debt of $73 million and $74 million for the three months ended September 30, 2015 and 2014, respectively, and $214 million and $217 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment was $384 million and $246 million for the three months ended September 30, 2015 and 2014, respectively, and $545 million and $113 million for the nine months ended September 30, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three months ended September 30, 2015 and 2014, the Company reclassified nil and $(1) million, respectively, and $1 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively, from Accumulated Other Comprehensive Loss to earnings as a component of Other expenses, including ineffectiveness associated with net investment hedges of nil and $1 million for the three and nine months ended September 30, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s derivatives not designated as hedges:

		Pretax (losses) gains

		Three Months Ended September 30,		Nine Months Ended September 30,

		Amount		Amount

Description (Millions)	Income Statement Line Item	2015	2014	2015	2014

Foreign exchange contracts (a)	Other expenses	$(19)	$2	$15	$ 84
	Cost of Card Member services	4	—	(2)	4

Total		$(15)	$2	$13	$ 88

(a)	Foreign exchange contracts include forwards and embedded foreign currency derivatives.

10.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of September 30, 2015 and December 31, 2014:

	2015				2014

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Investment securities:(a)
Equity securities	$1	$1	$—	$—	$1	$1	$—	$ —
Debt securities and other	3,946	302	3,644	—	4,430	350	4,080	—
Derivatives(a)	922	—	922	—	991	—	991	—

Total assets	4,869	303	4,566	—	5,422	351	5,071	—

Liabilities:
Derivatives(a)	218	—	218	—	164	—	164	—

Total liabilities	$218	$—	$218	$—	$164	$—	$164	$ —

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2015 and December 31, 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount

2015 (Billions)	Value	Total		Level 1	Level 2		Level 3

Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$20	$20		$19	$1	(a)	$ —
Other financial assets(b)	48	48		—	48		—
Financial assets carried at other than fair value
Loans, net	69	69	(c)	—	—		69

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	62	62		—	62		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	11	11		—	11		—
Long-term debt	$49	$50	(c)	$—	$50		$ —

	Carrying	Corresponding Fair Value Amount

2014 (Billions)	Value	Total		Level 1	Level 2		Level 3

Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$ —
Other financial assets(b)	48	48		—	48		—
Financial assets carried at other than fair value
Loans, net	70	71	(c)	—	—		71

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	61	61		—	61		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	8	8		—	8		—
Long-term debt	$58	$60	(c)	$—	$60		$ —

(a)	Reflects time deposits.
(b)

Includes accounts receivable (including fair values of Card Member receivables of $5.9 billion and $7.0 billion held by a consolidated VIE as of September 30, 2015 and December 31, 2014, respectively), restricted cash and other miscellaneous assets.

(c)

Includes fair values of Card Member loans of $27.2 billion and $29.9 billion, and long-term debt of $13.4 billion and $19.5 billion held by a consolidated VIE as of September 30, 2015 and December 31, 2014, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the nine months ended September 30, 2015 and during the year ended December 31, 2014, the Company did not have any material assets that were measured at fair value due to impairment.

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

The following table provides information related to such guarantees and indemnifications as of September 30, 2015 and December 31, 2014:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)
Type of Guarantee	2015	2014	2015	2014

Return and Merchant Protection	$ 42	$ 37	$ 49	$ 44
Other(c)	6	8	57	67

Total	$ 48	$ 45	$ 106	$ 111

(a)

Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure, which is based on all eligible claims in relation to annual billed business volumes.

(b)	Included in Other liabilities on the Company’s Consolidated Balance Sheets.
(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2015 and 2014 were as follows:

Three Months Ended September 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of June 30, 2015	$76	$(1,743)	$(487)	$ (2,154)

Net unrealized loss	(6)	—	—	(6)

Decrease due to amounts reclassified into earnings	(1)	—	—	(1)

Net translation loss on investments in foreign operations	—	(604)	—	(604)

Net gains related to hedges of investments in foreign operations	—	384	—	384

Pension and other postretirement benefit gains	—	—	7	7

Net change in accumulated other comprehensive (loss) income	(7)	(220)	7	(220)

Balances as of September 30, 2015	$69	$(1,963)	$(480)	$ (2,374)

Nine Months Ended September 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2014	$96	$(1,499)	$(516)	$ (1,919)

Net unrealized loss	(26)	—	—	(26)

Decrease due to amounts reclassified into earnings	(1)	(1)	—	(2)

Net translation loss on investments in foreign operations	—	(1,009)	—	(1,009)

Net gains related to hedges of investments in foreign operations	—	546	—	546

Pension and other postretirement benefit gains	—	—	36	36

Net change in accumulated other comprehensive (loss) income	(27)	(464)	36	(455)

Balances as of September 30, 2015	$69	$(1,963)	$(480)	$ (2,374)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended September 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of June 30, 2014	$105	$(1,118)	$(358)	$ (1,371)

Net unrealized gains	2	—	—	2

(Decrease) increase due to amounts reclassified into earnings	(13)	1	—	(12)

Net translation loss on investments in foreign operations	—	(414)	—	(414)

Net gains related to hedges of investments in foreign operations	—	246	—	246

Pension and other postretirement benefit gains	—	—	7	7

Net change in accumulated other comprehensive (loss) income	(11)	(167)	7	(171)

Balances as of September 30, 2014	$94	$(1,285)	$(351)	$ (1,542)

Nine Months Ended September 30, 2014 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2013	$63	$(1,090)	$(399)	$ (1,426)

Net unrealized gains	102	—	—	102

(Decrease) increase due to amounts reclassified into earnings	(71)	5	—	(66)

Net translation loss on investments in foreign operations	—	(313)	—	(313)

Net gains related to hedges of investments in foreign operations	—	113	—	113

Pension and other postretirement benefit gains	—	—	48	48

Net change in accumulated other comprehensive income (loss)	31	(195)	48	(116)

Balances as of September 30, 2014	$94	$(1,285)	$(351)	$ (1,542)

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Loss and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings

		Three Months Ended September 30,		Nine Months Ended September 30,

		Amount		Amount

Description (Millions)	Income Statement Line Item	2015	2014	2015	2014

Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$1	$21	$1	$111
Related income tax expense	Income tax provision	—	(8)	—	(40)

Reclassification to net income related to available-for-sale securities		1	13	1	71
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	—	—	1	(8)
Related income tax benefit	Income tax provision	—	(1)	—	3

Reclassification of foreign currency translation adjustments		—	(1)	1	(5)

Total		$1	$12	$2	$66

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Non-Interest Revenue and Expense Detail

The following is a detail of Other commissions and fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2015	2014	2015	2014
Foreign currency conversion fee revenue	$213	$225	$646	$ 665
Delinquency fees	197	184	586	539
Loyalty coalition-related fees	101	100	280	286
Service fees	97	94	279	274
Other(a)	32	39	100	120
Total Other commissions and fees	$640	$642	$1,891	$ 1,884

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2015	2014	2015	2014
Global Network Services partner revenues	$156	$173	$474	$ 513
Net realized gains on investment securities	1	20	1	100
Other(a)	347	400	1,018	1,066
Total Other revenues	$504	$593	$1,493	$ 1,679

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

The following is a detail of Other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2015	2014	2015	2014

Professional services	$687	$731	$1,966	$ 2,240
Occupancy and equipment	523	432	1,372	1,361
Card and merchant-related fraud losses(a)	64	96	247	282
Communications	84	91	257	285
Gain on business travel joint venture transaction	—	(15)	—	(641)
Other(b)	277	261	727	866

Total Other expenses	$1,635	$1,596	$4,569	$ 4,393

(a)	Beginning January 1, 2015, merchant-related fraud losses are reported within Other expenses.
(b)

Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, certain loyalty coalition-related expenses and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the nine months ended September 30, 2015).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Income Taxes

The effective tax rate was 34.7 percent and 34.2 percent for the three and nine months ended September 30, 2015, respectively, and 34.2 percent and 34.4 percent for the three and nine months ended September 30, 2014, respectively.

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $431 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $431 million of unrecognized tax benefits, approximately $288 million relates to amounts that if recognized would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Earnings Per Common Share (EPS); Preferred Shares

EPS

The computations of basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions, except per share amounts)	2015	2014	2015	2014

Numerator:
Basic and diluted:
Net income	$1,266	$1,477	$4,264	$ 4,438
Preferred dividends	(22)	—	(42)	—

Net income available to common shareholders	1,244	1,477	4,222	4,438
Earnings allocated to participating share awards(a)	(10)	(11)	(32)	(35)

Net income attributable to common shareholders	$1,234	$1,466	$4,190	$ 4,403

Denominator: (a)
Basic: Weighted-average common stock	994	1,041	1,007	1,051
Add: Weighted-average stock options (b)	3	6	4	6

Diluted	997	1,047	1,011	1,057

Basic EPS	$1.24	$1.41	$4.16	$ 4.19
Diluted EPS	$1.24	$1.40	$4.15	$ 4.17

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

(b)

The dilutive effect of unexercised stock options excludes from the computation of EPS 0.6 million and 0.2 million of options for the three months ended September 30, 2015 and 2014, respectively, and 0.5 million and 0.2 million of options for the nine months ended September 30, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive.

For the three and nine months ended September 30, 2015 and 2014, the Company met specified performance measures related to the $750 million of Subordinated Debentures issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Shares

The Board of Directors is authorized to permit the Company to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. The Company has the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of September 30, 2015:

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

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network & Merchant Services (GNMS). Corporate functions and certain other businesses, including the Company’s Enterprise Growth business, as well as other Company operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2015	2014	2015	2014

Non-interest revenues:
USCS	$3,302	$3,188	$9,822	$ 9,375
ICS	1,071	1,206	3,214	3,571
GCS	858	957	2,653	3,538
GNMS	1,302	1,368	3,898	4,027
Corporate & Other, including adjustments and eliminations(a)	155	189	465	548

Total	$6,688	$6,908	$20,052	$ 21,059

Interest income:
USCS	$1,593	$1,465	$4,639	$ 4,296
ICS	226	273	706	825
GCS	3	4	10	11
GNMS	26	14	69	35
Corporate & Other, including adjustments and eliminations(a)	56	59	174	183

Total	$1,904	$1,815	$5,598	$ 5,350

Interest expense:
USCS	$166	$152	$481	$455
ICS	59	85	183	259
GCS	44	61	138	186
GNMS	(42)	(68)	(143)	(208)
Corporate & Other, including adjustments and eliminations(a)	172	190	564	610

Total	$399	$420	$1,223	$ 1,302

Total revenues net of interest expense:
USCS	$4,729	$4,501	$13,980	$13,216
ICS	1,238	1,394	3,737	4,137
GCS	817	900	2,525	3,363
GNMS	1,370	1,450	4,110	4,270
Corporate & Other, including adjustments and eliminations(a)	39	58	75	121

Total	$8,193	$8,303	$24,427	$ 25,107

Net income (loss):
USCS	$794	$889	$2,614	$ 2,535
ICS	89	142	348	378
GCS	151	204	534	949
GNMS	462	427	1,354	1,243
Corporate & Other, including adjustments and eliminations(a)	(230)	(185)	(586)	(667)

Total	$1,266	$1,477	$4,264	$ 4,438

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Other commissions and fees, which are earned on foreign exchange conversions, card-related fees, such as late fees and assessments, loyalty coalition-related fees and other service fees;

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

Bank Holding Company

American Express Company is a bank holding company under the Bank Holding Company Act of 1956 and The Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital, leverage and liquidity requirements.

Current Business Environment/Outlook

Our third quarter performance was in line with our 2015 financial outlook, reflecting the headwinds that we have been managing throughout 2015, including a challenging economic, competitive and regulatory environment. Results for the quarter were significantly affected by higher spending on growth initiatives, as well as the continued impact of certain previously renewed co-brand partnerships and the stronger U.S. dollar. While our reported third quarter earnings reflected the impact of these discrete items, our performance continued to reflect healthy loan growth, write-off rates at historically low levels, disciplined operating expense control and the benefits of our strong capital position, as well as strong Card Member and merchant acquisitions.

On a reported basis, the Card Member billed business growth rate in the third quarter was modestly slower relative to the second quarter of 2015, and billings were flat when compared with the third quarter of 2014. Billings growth, particularly in the U.S., continued to be impacted by a number of headwinds during 2015. We saw lower average transaction sizes, although there has been an increase in the number of transactions. In addition, we saw a slowdown in growth in spending by middle market corporate customers in the U.S. We also saw spending by Costco U.S. co-brand Card Members soften compared to the prior year. While we will continue to face an evolving regulatory landscape, we have seen very solid performance trends across our international regions over the last several quarters. Overall, international volumes were up compared to the third quarter of 2014 excluding Canada (due to the termination of our relationship with Costco Canada last year) and after adjusting for foreign currency exchange rates.

We have continued to see strong growth in worldwide Card Member loans, which along with a reduction in borrowing costs during the quarter, contributed to an increase in net interest income. U.S. loan growth was steady and loan growth internationally, excluding the negative impact of foreign currency exchange rates and changes in Canadian loan balances, which were negatively impacted by the end of our Costco relationship in Canada, improved during the quarter. Our credit performance during the quarter, combined with higher loan balances, drove an increase in provision versus last year. While credit metrics had been steadily improving since the latter half of 2009, following the economic downturn, they have generally stabilized at their current levels over the course of the past year. Therefore, reserve releases from improved credit performance are no longer offsetting the additional reserves needed for higher loan balances. This performance is in line with our expectation that provision would increase year-over-year and, in part, reflects the steady growth that we are seeing in the loan portfolio. Going forward, we do anticipate that write-off rates will gradually increase from today’s low levels, in part due to the seasoning of our newer loan vintages.

We have increased our spending on growth initiatives, which appears in our marketing and promotion expenses, as well as in operating expenses and contra-discount revenue. Operating expenses for the third quarter of 2015 decreased on a reported basis, but are higher after adjusting for foreign currency exchange rates. We continue to remain committed to containing operating expense growth in 2015. For the third quarter of 2015, operating expenses include a $91 million impairment charge related to previously capitalized software development costs, primarily in our Enterprise Growth (EG) business, including our decision not to continue with certain investments in the business. We continuously evaluate our investments across the Company to ensure that we are deploying the right level of resources against our most attractive opportunities.

In this context, we decided to pull back on certain initiatives in our EG business during the current quarter, including the decision not to proceed with the launch of our Serve product in Mexico. These decisions are consistent with recent organizational changes designed to better align EG’s capabilities with the overall strategy and priorities of the Company, while focusing on those opportunities that can produce the best returns, and ensure that we have the proper operating structure to deliver results in the most efficient and effective way. We plan to continue to evaluate the strategic direction of the EG business in the fourth quarter, which could result in additional impairment.

While our business is diversified by product and geography, including a range of consumer and commercial card offerings, a large international business and GNS partners around the world, which we believe provide a range of growth opportunities, we will continue to face a number of challenges throughout the remainder of 2015 and 2016.

Global economic growth remains uneven. In addition, our results continued to be adversely impacted by the strengthening U.S. dollar, and we expect foreign exchange will continue to have an adverse impact for the remainder of 2015, and could impact 2016 as well. Our results could also be adversely affected by increases in interest rates and U.S. income tax law changes.

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

Competition is extremely intense across the payments industry, including within the co-brand space, which has generally led to increased costs in our renewed co-brand partnerships. During the third quarter of 2015, both Card Member rewards expense and cost of Card Member services continued to grow when compared to the prior year, reflecting a portion of the increased costs related to recently renewed co-brand partnerships.

As previously announced, our co-brand and merchant acceptance agreements with Costco in the U.S. will not be renewed and are contractually set to expire on March 31, 2016. Although the softening in spending by existing Costco U.S. co-brand Card Members mentioned above has adversely impacted our billed business volumes, we have not yet seen a significant earnings impact, as lower volume growth has been offset by reduced marketing expenses associated with the co-brand portfolio earlier this year. In early 2015, as we considered the implications of the end of our relationship with Costco in the U.S., we made the decision to increase spending in 2015 across a range of business opportunities to best position us for long-term growth.

For the balance of the year, we expect results to reflect some of the same headwinds as the current quarter, including incremental spending on growth initiatives as well as the discrete impacts from changes in our co-brand relationships and a stronger U.S. dollar. Year-over-year earnings-per-share growth will also be negatively impacted by a net benefit in the fourth quarter of 2014 related to the sale of our investment in Concur. We estimate that full-year 2015 earnings per share will be between $5.20 and $5.35. We believe our outlook to return to positive earnings per share growth in 2016 and within our target range of 12 to 15 percent earnings per share growth in 2017 remains appropriate. Our outlook for 2015 through 2017 does not contemplate the impact of any restructuring charges or other contingencies.

As previously disclosed, a trial court ruled in favor of the U.S. Department of Justice (DOJ) in its antitrust lawsuit against us. Following the decision, on April 30, 2015, the trial court issued an injunction requiring us to change the provisions in our agreements with merchants accepting American Express cards in the U.S. that historically prohibited merchants from engaging in various actions to encourage Card Members to use other credit or charge card products or networks. The injunction became effective on July 20, 2015. We are vigorously pursuing an appeal of the decision and judgment, and we are vigorously defending similar antitrust claims initiated by merchants in other court and arbitration proceedings. See “Certain Legislative, Regulatory and Other Developments” in this Report and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 for additional information on the potential impacts of the trial court’s decision, the subsequent injunction and the related merchant litigation on our business.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

As a result of the GBT JV transaction, we deconsolidated the Global Business Travel (GBT) net assets, effective June 30, 2014, resulting in a lack of comparability between the nine months ended September 30, 2015 and the same period in the prior year.

Table 1: Summary of Financial Performance

(Millions, except percentages and	Three Months Ended September 30,				Nine Months Ended September 30,

per share amounts)	2015	2014	Change		2015	2014	Change

Total revenues net of interest expense	$8,193	$8,303	$(110)	(1)%	$24,427	$25,107	$(680)	(3)%
Provisions for losses	529	488	41	8	1,416	1,462	(46)	(3)
Expenses	5,726	5,569	157	3	16,527	16,879	(352)	(2)
Net income	1,266	1,477	(211)	(14)	4,264	4,438	(174)	(4)
Earnings per common share — diluted(a)	$1.24	$1.40	$(0.16)	(11)%	$4.15	$4.17	$(0.02)	— %
Return on average equity(b)	26.8%	28.8%			26.8%	28.8%
Return on average tangible common equity (c)	34.2%	35.6%			34.2%	35.6%

(a)  Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $10 million and $11 million for three months ended September 30, 2015 and 2014, respectively, and $32 million and $35 million for the nine months ended September 30, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $22 million and nil for the three months ended September 30, 2015 and 2014, respectively, and $42 million and nil for the nine months ended September 30, 2015 and 2014, respectively.

(b)  Return on Average Equity (ROE) is computed by dividing (i) one-year period net income ($5.7 billion for both September 30, 2015 and 2014) by (ii) one-year average total shareholders’ equity ($21.4 billion and $19.9 billion for September 30, 2015 and 2014, respectively).

(c)  Return on average tangible common equity (ROTCE), a non-GAAP measure, is computed in the same manner as ROE except the computation excludes from one-year average total shareholders’ equity, one-year average goodwill and other intangibles of $3.8 billion and $3.9 billion as of September 30, 2015 and 2014, respectively, and one-year average preferred shares of $1.1 billion and nil as of September 30, 2015 and 2014, respectively. We believe ROTCE is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2015	2014	Change		2015	2014	Change

Discount revenue	$4,778	$4,889	$(111)	(2)%	$14,384	$14,428	$(44)	— %
Net card fees	679	680	(1)	—	2,013	2,041	(28)	(1)
Travel commissions and fees	87	104	(17)	(16)	271	1,027	(756)	(74)
Other commissions and fees	640	642	(2)	—	1,891	1,884	7	—
Other	504	593	(89)	(15)	1,493	1,679	(186)	(11)

Total non-interest revenues	6,688	6,908	(220)	(3)	20,052	21,059	(1,007)	(5)

Total interest income	1,904	1,815	89	5	5,598	5,350	248	5
Total interest expense	399	420	(21)	(5)	1,223	1,302	(79)	(6)

Net interest income	1,505	1,395	110	8	4,375	4,048	327	8

Total revenues net of interest expense	$8,193	$8,303	$(110)	(1)%	$24,427	$25,107	$(680)	(3)%

Total Revenues Net of Interest Expense

Discount revenue decreased $111 million or 2 percent for the three months ended September 30, 2015 and was relatively flat for the nine months ended September 30, 2015, as compared to the same periods in the prior year. Foreign currency-adjusted discount revenue, which excludes the impact of changes in foreign exchange (FX) rates, increased 1 percent and 3 percent for the three and nine months ended September 30, 2015, respectively.1 The increases on an FX-adjusted basis were due to growth in billed business of 5 percent and 6 percent, also FX-adjusted, for the three and nine month periods, respectively, partially offset by a decrease in the average discount rate, faster growth in GNS billings than in overall Company billings, increases in cash rebate rewards (recognized as contra-discount revenue) and generally higher contra-revenues related to payments under previously renewed co-brand partnership agreements.1 Billed business in the U.S. increased 4 percent and 5 percent for the three and nine months ended September 30, 2015, respectively, and decreased 8 percent and 5 percent outside the U.S., in the same respective periods, with FX-adjusted billed business outside the U.S. increasing 8 percent for both the three and nine month periods.1

The average discount rate was 2.46 percent and 2.48 percent for the three and nine months ended September 30, 2015, respectively, and 2.48 percent and 2.49 percent for the three and nine months ended September 30, 2014, respectively. The decrease in the average discount rate for both the three and nine month periods was driven in part by growth of the OptBlue program, changes in industry mix, and competition, partially offset by the decline in Costco merchant volume in Canada (which was at a lower discount rate than the average) due to the expiration of our merchant agreement, as well as changes in FX rates. As indicated in prior quarters, changes in the mix of spending by location and industry, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of our discount rate over time. See Tables 5 and 6 for more details on billed business performance and the average discount rate.

Net card fees decreased $1 million and $28 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted net card fees increased 6 percent and 5 percent for the respective periods, primarily driven by higher basic cards-in-force, as well as a benefit from certain pricing initiatives.1

Travel commissions and fees decreased $17 million or 16 percent and $756 million or 74 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily due to the business travel joint venture transaction in the prior year, resulting in a lack of comparability between periods.

Other commissions and fees remained relatively flat for both the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, while FX-adjusted other commissions and fees increased 9 percent and 10 percent for the respective periods.1 The increases on an FX-adjusted basis were driven in part by higher loyalty coalition revenues, as well as higher delinquency fees.

Other revenue decreased $89 million or 15 percent and $186 million or 11 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted other revenue decreased 7 percent and 4 percent for the respective periods.1 The decrease on an FX-adjusted basis for the three month period was primarily driven by gains related to the sale of investment securities in the Industrial and Commercial Bank of China (ICBC) and in Concur Technologies in the prior year, which for the nine month period was partially offset by higher revenues earned related to the GBT JV transition services agreement in the current year.

1The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared). Certain amounts included in the calculations of foreign currency-adjusted revenues and expenses, which constitute non-GAAP measures, are subject to management allocations. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Interest income increased $89 million or 5 percent and $248 million or 5 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily reflecting higher average Card Member loans.

Interest expense decreased $21 million or 5 percent and $79 million or 6 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by a lower cost of funds and lower average long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2015	2014	Change		2015	2014	Change

Charge card	$203	$196	$7	4%	$542	$594	$(52)	(9)%
Card Member loans	309	265	44	17	829	797	32	4
Other	17	27	(10)	(37)	45	71	(26)	(37)

Total provisions for losses	$529	$488	$41	8%	$1,416	$1,462	$ (46)	(3)%

Provisions for Losses

Charge card provisions for losses increased $7 million or 4 percent and decreased $52 million or 9 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increase for the three month period was primarily driven by higher write-off rates in USCS, versus the prior year and the decrease in the nine month period was primarily driven by a reserve release in the current year versus a reserve build in the prior year.

Card Member loans provision for losses increased $44 million or 17 percent and $32 million or 4 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increases were driven by credit performance, combined with higher loan balances.

Table 4: Expenses Summary

	Three Months Ended September 30,				Nine Months Ended September 30,

(Millions, except percentages)	2015	2014	Change		2015	2014	Change

Marketing and promotion	$847	$783	$64	8%	$2,217	$2,329	$(112)	(5)%
Card Member rewards	1,763	1,695	68	4	5,202	5,050	152	3
Card Member services and other	269	205	64	31	772	619	153	25
Salaries and employee benefits	1,212	1,290	(78)	(6)	3,767	4,488	(721)	(16)
Other, net	1,635	1,596	39	2	4,569	4,393	176	4

Total expenses	$5,726	$5,569	$157	3%	$16,527	$16,879	$(352)	(2)%

Expenses

Marketing and promotion expense increased $64 million or 8 percent and decreased $112 million or 5 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increase for the three month period was primarily driven by increased spending on incremental growth initiatives, while the decrease for the nine month period was primarily driven by the prior-year reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives.

Card Member rewards expense increased $68 million or 4 percent and $152 million or 3 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted Card Member rewards expense increased 7 percent and 6 percent for the respective periods.2

The increase for the three months ended September 30, 2015, was primarily due to an increase in co-brand rewards expense of $60 million, driven by rate impacts as a result of the previously renewed co-brand partnership agreements, and an increase in Membership Rewards expense of $8 million. The latter was driven by an increase of $31 million related to new points earned, resulting from higher spending volumes, partially offset by a $23 million decrease from slower growth in the Membership Rewards ultimate redemption rate (URR), and a decline in the weighted average cost (WAC) per point.

The increase for the nine months ended September 30, 2015, was primarily due to an increase in co-brand rewards expense of $180 million, also driven by rate impacts, partially offset by a decrease in Membership Rewards expense of $28 million. The latter was driven by slower growth in the URR, and a charge in 2014 related to an enhancement in the Membership Rewards URR estimation process for certain international countries, partially offset by increased expenses related to new points earned, driven by higher spending volumes.

The Membership Rewards URR for current program participants remained at 95 percent (rounded up) at September 30, 2015, in line with June 30, 2015 and September 30, 2014.

Card Member services and other expense increased $64 million or 31 percent and $153 million or 25 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted Card Member services and other expense increased 38 percent and 32 percent for the respective periods, primarily driven by higher costs related to the previously renewed co-brand partnership agreements.2

Salaries and employee benefits expense decreased $78 million or 6 percent and $721 million or 16 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The decrease for the nine month period was primarily driven by the business travel joint venture transaction (resulting in a lack of comparability between periods), and the restructuring charge in the prior year. The restructuring initiatives in the prior year resulted in lower compensation costs and contributed to the current year decrease for both the three and nine month periods.

Other expenses increased $39 million or 2 percent and $176 million or 4 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted other expenses increased 6 percent and 8 percent for the respective periods.2 The increase in the three month period primarily reflected a $91 million impairment charge related to previously capitalized software development costs, primarily within our EG business, including our decision not to continue with certain initiatives within EG. Other expenses were also favorably impacted by a litigation reserve release of $64 million in the GNMS segment associated with the rejected 2013 merchant litigation settlement. See Part II, Item 1. “Legal Proceedings” for further information on this merchant litigation. The increase in the nine month period reflected the net gain recognized as a result of the business travel joint venture transaction in the prior year (resulting in a lack of comparability between periods), as well as the previously mentioned impairment charge in the current year, which were partially offset by a favorable impact from the reassessment of the functional currency of certain UK legal entities in the current year, the litigation reserve release mentioned previously, a contribution to the American Express Foundation and a change in the estimated value of certain investments in our Community Reinvestment Act (CRA) portfolio, the latter two in the prior year.

2 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

Income Taxes

The effective tax rate was 34.7 percent and 34.2 percent for the three months ended September 30, 2015 and 2014, respectively, and 34.2 percent and 34.4 percent for the nine months ended September 30, 2015 and 2014, respectively. The tax rates for all periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

Table 5: Selected Statistical Information

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	Change	2015	2014	Change

Card billed business: (billions)
United States	$180.3	$173.0	4%	$531.1	$505.6	5%
Outside the United States	78.6	85.1	(8)	235.4	248.7	(5)

Total	$258.9	$258.1	—	$766.5	$754.3	2

Total cards-in-force: (millions)
United States	56.4	54.5	3	56.4	54.5	3
Outside the United States	59.4	56.6	5	59.4	56.6	5

Total	115.8	111.1	4	115.8	111.1	4

Basic cards-in-force: (millions)
United States	43.6	42.2	3	43.6	42.2	3
Outside the United States	49.0	46.3	6	49.0	46.3	6

Total	92.6	88.5	5	92.6	88.5	5

Average discount rate(a)	2.46%	2.48%		2.48%	2.49%
Average basic Card Member spending(b)	$4,165	$4,223	(1)	$12,437	$12,504	(1)
Average fee per card(b)	$39	$40	(3)	$39	$41	(5)
Average fee per card, adjusted(b)	$44	$45	(2)%	$44	$45	(2)%

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

(b)

Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The average fee per card, adjusted, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $72 million and $77 million for the three months ended September 30, 2015 and 2014, respectively, and $217 million and $227 million for the nine months ended September 30, 2015 and 2014, respectively. We present the average fee per card, adjusted, because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

Table 6: Selected Statistical Information

	Three Months Ended September 30, 2015
	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	—%	5%
Proprietary billed business	1	4
GNS billed business(c)	(1)	13
Airline-related volume (8% of worldwide billed business)	(6)	—
United States(b)
Billed business	4
Proprietary consumer card billed business(d)	4
Proprietary small business billed business(d)	7
Proprietary corporate services billed business(e)	—
T&E-related volume (26% of U.S. billed business)	3
Non-T&E-related volume (74% of U.S. billed business)	4
Airline-related volume (7% of U.S. billed business)	(3)
Outside the United States(b)
Billed business	(8)	8
Japan, Asia Pacific & Australia (JAPA) billed business	(1)	14
Latin America & Canada (LACC) billed business	(23)	(4)
Europe, the Middle East & Africa (EMEA) billed business	(4)	9
Proprietary consumer and small business billed business(f)	(13)	2
JAPA billed business	(7)	10
LACC billed business	(26)	(11)
EMEA billed business	(2)	11
Proprietary corporate services billed business(e)	(10)%	5%

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

(c)  Included in the GNMS segment.

(d)  Included in the USCS segment.

(e)  Included in the GCS segment.

(f)  Included in the ICS segment.

Table 7: Selected Statistical Information

	Nine Months Ended September 30, 2015
	Percentage Increase (Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates(a)
Worldwide(b)
Billed business	2%	6%
Proprietary billed business	1	4
GNS billed business(c)	3	15
Airline-related volume (9% of worldwide billed business)	(5)	1
United States(b)
Billed business	5
Proprietary consumer card billed business(d)	5
Proprietary small business billed business(d)	7
Proprietary corporate services billed business(e)	2
T&E-related volume (26% of U.S. billed business)	4
Non-T&E-related volume (74% of U.S. billed business)	5
Airline-related volume (8% of U.S. billed business)	(1)
Outside the United States(b)
Billed business	(5)	8
JAPA billed business	3	15
LACC billed business	(18)	(4)
EMEA billed business	(6)	8
Proprietary consumer and small business billed business(f)	(12)	2
JAPA billed business	(4)	10
LACC billed business	(30)	(19)
EMEA billed business	(5)	10
Proprietary corporate services billed business(e)	(10)%	4%

(a)	Refer to Note (a) in Table 6.
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the GNMS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.
(f)	Included in the ICS segment.

Table 8: Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Worldwide Card Member receivables:
Total receivables (billions)	$44.3	$45.1	(2)%	$44.3	$45.1	(2)%
Loss reserves:
Beginning balance	$420	$413	2	$465	$386	20
Provisions (a)	203	196	4	542	594	(9)
Net write-offs (b)	(174)	(168)	4	(544)	(527)	3
Other	(8)	(9)	(11)	(22)	(21)	5

Ending balance	$441	$432	2	$441	$432	2

% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal only — USCS/ICS (c)	1.8	1.6		1.8	1.8
Net write-off rate — principal and fees — USCS/ICS (c)	2.0	1.8		2.1	2.0
30+ days past due as a % of total — USCS/ICS	1.6	1.6		1.6	1.6
Net loss ratio as a % of charge volume — GCS	0.08	0.09		0.09	0.09
90+ days past billing as a % of total — GCS	0.7%	0.8%		0.7%	0.8%

Worldwide Card Member loans:
Total loans (billions)	$68.9	$66.1	4	$68.9	$66.1	4
Loss reserves:
Beginning balance	$1,132	$1,170	(3)	$1,201	$1,261	(5)
Provisions (a)	309	265	17	829	797	4
Net write-offs — principal (b)	(231)	(245)	(6)	(733)	(786)	(7)
Net write-offs — interest and fees (b)	(37)	(40)	(8)	(122)	(124)	(2)
Other	(9)	(4)	#	(11)	(2)	#

Ending balance	$1,164	$1,146	2	$1,164	$1,146	2

Ending reserves — principal	$1,114	$1,093	2	$1,114	$1,093	2
Ending reserves — interest and fees	$50	$53	(6)	$50	$53	(6)
% of loans	1.7%	1.7%		1.7%	1.7%
% of past due	164%	165%		164%	165%
Average loans (billions)	$69.0	$66.4	4%	$68.3	$65.4	4%
Net write-off rate — principal only (c)	1.3%	1.5%		1.4%	1.6%
Net write-off rate — principal, interest and fees (c)	1.6	1.7		1.7	1.9
30+ days past due as a % of total	1.0	1.1		1.0	1.1
Net interest income divided by average loans (d)	8.7	8.5		8.5	8.1
Net interest yield on Card Member loans (d)	9.5%	9.3%		9.5%	9.3%

# Denotes a variance greater than 100 percent

(a)  Provisions on principal (resulting from authorized transactions) and fee reserve components on Card Member receivables and provisions for principal (resulting from authorized transactions), interest and/or fees on Card Member loans.

(b)  Write-offs, less recoveries.

(c)  We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The nine months ended September 30, 2015 reflects the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized in the three months ended September 30, 2015.

(d)  Refer to Table 9 for the calculation of net interest income divided by average loans, a GAAP measure, net interest yield on Card Member loans, a non-GAAP measure, and our rationale for presenting net interest yield on Card Member loans.

Table 9: Net Interest Yield on Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2015	2014	2015	2014
Net interest income	$1,505	$1,395	$4,375	$ 4,048
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	234	247	732	769
Interest income not attributable to the Company’s Card Member loan portfolio	(96)	(90)	(288)	(267)

Adjusted net interest income (a)	$1,643	$1,552	$4,819	$ 4,550

Average loans (billions)	$69.0	$66.4	$68.3	$ 65.4
Exclude certain non-traditional Card Member loans and other fees (billions)	(0.2)	(0.2)	(0.2)	(0.2)

Adjusted average loans (billions)(a)	$68.8	$66.2	$68.1	$ 65.2

Net interest income divided by average loans	8.7%	8.5%	8.5%	8.1%
Net interest yield on Card Member loans (a)	9.5%	9.3%	9.5%	9.3%

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

Business Segment Results

U.S. Card Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$3,302	$3,188	$114	4%	$9,822	$9,375	$447	5%

Interest income	1,593	1,465	128	9	4,639	4,296	343	8
Interest expense	166	152	14	9	481	455	26	6

Net interest income	1,427	1,313	114	9	4,158	3,841	317	8

Total revenues net of interest expense	4,729	4,501	228	5	13,980	13,216	764	6
Provisions for losses	390	316	74	23	1,013	997	16	2

Total revenues net of interest expense after provisions for losses	4,339	4,185	154	4	12,967	12,219	748	6

Expenses
Marketing, promotion, rewards, Card Member services and other	2,029	1,764	265	15	5,758	5,159	599	12
Salaries and employee benefits and other operating expenses	1,048	1,010	38	4	3,101	3,043	58	2

Total expenses	3,077	2,774	303	11	8,859	8,202	657	8

Pretax segment income	1,262	1,411	(149)	(11)	4,108	4,017	91	2
Income tax provision	468	522	(54)	(10)	1,494	1,482	12	1

Segment income	$794	$889	$(95)	(11)%	$2,614	$2,535	$79	3%

Effective tax rate	37.1%	37.0%			36.4%	36.9%

USCS issues a wide range of card products, provides various services to consumers and small businesses in the U.S., provides consumer travel services to Card Members and other consumers and operates a coalition loyalty business.

Non-interest revenues increased $114 million or 4 percent and $447 million or 5 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher discount revenue, as a result of growth in billed business which increased 5 percent and 6 percent for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The growth in both periods was primarily driven by 5 percent higher cards-in-force and a 1 percent increase in average spending per proprietary basic card.

Interest income increased $128 million or 9 percent and $343 million or 8 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher average Card Member loans.

Interest expense increased $14 million or 9 percent and $26 million or 6 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by a higher cost of funds as a result of higher volumes.

Overall, provisions for losses increased $74 million or 23 percent and $16 million or 2 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Charge card provision for losses increased $15 million or 15 percent and decreased $41 million or 12 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increase for the three month period was primarily driven by higher write-off rates versus the prior year and the decrease for the nine month period was primarily driven by higher reserve releases in the current year versus a reserve build in the prior year. Card Member loans provision for losses increased $58 million or 27 percent and $57 million or 9 percent for the three and nine months ended September 30, 2015, as compared to the same periods in the prior year. The increases were driven by credit performance, combined with higher loan balances. Refer to Table 11 for Card Member receivables and loans write-off rates.

Marketing, promotion, rewards, Card Member services and other expenses increased $265 million or 15 percent and $599 million or 12 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increases were primarily driven by a $109 million and $292 million increase in Card Member rewards expense for the three and nine months ended September 30, 2015, respectively, due to higher co-brand rewards expense of $80 million and $237 million, and increased Membership Rewards expense of $29 million and $55 million for the respective periods. The increases in co-brand rewards expense were driven by higher spending volumes and rate increases, due in part to the previously renewed co-brand partnership agreements. The increases in Membership Rewards expense were also due to higher spending volumes, partially offset by slower growth in the URR and a decline in the WAC per point. Card Member services and other expense increased $60 million or 48 percent and $163 million or 44 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher costs related to the previously renewed co-brand partnership agreements. Marketing and promotion increased $96 million or 24 percent and $144 million or 13 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by increased spending on incremental growth initiatives.

Salaries and employee benefits and other operating expenses increased $38 million or 4 percent and $58 million or 2 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increases were primarily driven by higher spending on incremental growth initiatives and lower fraud losses in the current year. The increase in the nine month period was partially offset by a change in the estimated value of certain investments in our CRA portfolio in the prior year.

Table 11: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Card billed business (billions)	$143.4	$136.2	5%	$420.0	$397.0	6%
Total cards-in-force	47.4	45.2	5	47.4	45.2	5
Basic cards-in-force	35.4	33.7	5	35.4	33.7	5
Average basic Card Member spending (dollars)*	$4,098	$4,069	1	$12,166	$12,008	1
U.S. Consumer Travel:
Travel sales	$943	$956	(1)	$2,951	$2,957	—
Travel commissions and fees/sales	7.1%	7.4%		6.9%	7.1%
Total segment assets (billions)(a)	$107.7	$103.3	4	$107.7	$103.3	4
Segment capital	$10,283	$9,909	4	$10,283	$9,909	4
Return on average segment capital (b)	31.4%	35.5%		31.4%	35.5%
Return on average tangible segment capital (b)	32.6%	36.6%		32.6%	36.6%

Card Member receivables:
Total receivables (billions)	$22.0	$21.3	3	$22.0	$21.3	3
Net write-off rate – principal only (c)	1.6%	1.5%		1.8%	1.7%
Net write-off rate – principal and fees (c)	1.9	1.7		2.0	1.9
30+ days past due as a % of total	1.6%	1.6%		1.6%	1.6%

Card Member loans:
Total loans (billions)	$62.1	$58.0	7%	$62.1	$58.0	7%
Net write-off rate – principal only (c)	1.3%	1.4%		1.4%	1.6%
Net write-off rate – principal, interest and fees (c)	1.5	1.6		1.6	1.8
30+ days past due loans as a % of total	1.0%	1.0%		1.0%	1.0%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,427	$1,313		$4,158	$3,841
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	42	39		121	118
Interest income not attributable to the Company’s Card Member loan portfolio	(4)	(3)		(11)	(8)

Adjusted net interest income (d)	$1,465	$1,349		$4,268	$3,951

Average loans (billions)	$62.1	$58.0		$61.2	$57.0
Exclude certain non-traditional Card Member loans, and other fees (billions)	—	—		—	—

Adjusted average loans (billions)(d)	$62.1	$58.0		$61.2	$57.0

Net interest income divided by average loans	9.2%	9.1%		9.1%	9.0%
Net interest yield on Card Member loans(d)	9.4%	9.2%		9.3%	9.3%

*	Proprietary cards only.
(a)	Revised prospectively, as a result of systems enhancements, to reclassify certain intercompany accounts.
(b)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.3 billion and $3.4 billion for the twelve months ended September 30, 2015 and 2014, respectively) by (ii) one-year average segment capital ($10.4 billion and $9.6 billion for the twelve months ended September 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $377 million and $299 million for the twelve months ended September 30, 2015 and 2014, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(c)	Refer to Table 8 footnote (d).
(d)

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

International Card Services

Table 12: ICS Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$1,071	$1,206	$(135)	(11)%	$3,214	$3,571	$(357)	(10)%

Interest income	226	273	(47)	(17)	706	825	(119)	(14)
Interest expense	59	85	(26)	(31)	183	259	(76)	(29)

Net interest income	167	188	(21)	(11)	523	566	(43)	(8)

Total revenues net of interest expense	1,238	1,394	(156)	(11)	3,737	4,137	(400)	(10)
Provisions for losses	85	98	(13)	(13)	244	275	(31)	(11)
Total revenues net of interest expense after provisions for losses	1,153	1,296	(143)	(11)	3,493	3,862	(369)	(10)

Expenses
Marketing, promotion, rewards, Card Member services and other	500	532	(32)	(6)	1,409	1,605	(196)	(12)
Salaries and employee benefits and other operating expenses	548	588	(40)	(7)	1,651	1,809	(158)	(9)

Total expenses	1,048	1,120	(72)	(6)	3,060	3,414	(354)	(10)

Pretax segment income	105	176	(71)	(40)	433	448	(15)	(3)
Income tax provision	16	34	(18)	(53)	85	70	15	21

Segment income	$89	$142	$(53)	(37)%	$348	$378	$(30)	(8)%

Effective tax rate	15.2%	19.3%			19.6%	15.6%

ICS issues a wide range of proprietary consumer and small business cards outside the U.S., provides consumer travel services to Card Members and other consumers and operates a coalition loyalty business in various countries.

Non-interest revenues decreased $135 million or 11 percent and $357 million or 10 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted non-interest revenues increased 4 percent for both periods, primarily driven by net foreign exchange revenue on cross-border Card Member spending, higher net card fees and revenue from our Loyalty Partner business.3 Also contributing was billed business, which decreased 13 percent and 12 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, and FX-adjusted billed business increased 2 percent for both periods, primarily due to higher Card Member spending, partially offset by lower cards-in-force in Canada, primarily driven by the termination of our relationship with Costco in that country.3 Refer to Tables 6 and 7 for additional information on billed business by region.

Interest income decreased $47 million or 17 percent and $119 million or 14 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, driven primarily by lower average loans as a result of the termination of our relationship with Costco in Canada, partially offset by a higher net interest yield.

Interest expense decreased $26 million or 31 percent and $76 million or 29 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by a lower cost of funds, as a result of lower volumes.

3 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

Provisions for losses decreased $13 million or 13 percent and $31 million or 11 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted provisions for losses increased 5 percent for both periods.4 Refer to Table 13 for Card Member receivables and loans write-off rates for the three and nine months ended September 30, 2015 and 2014.

Marketing, promotion, rewards, Card Member services and other expenses decreased $32 million or 6 percent and $196 million or 12 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, and increased 9 percent and 1 percent for the respective periods on an FX-adjusted basis, primarily driven by increased spending on incremental growth initiatives, primarily in marketing.4

Salaries and employee benefits and other operating expenses decreased $40 million or 7 percent and $158 million or 9 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted salaries and employee benefits and other operating expenses increased 1 percent and decreased 2 percent for the respective periods.4 The decrease for the nine month period was primarily due to a prior-year restructuring charge.

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the U.S. in relation to the levels of pretax income. The benefit is allocated to ICS under the Company’s internal tax allocation process. The effective tax rate for 2015 also includes the allocated share of tax benefits related to the resolution of certain prior years’ items.

4 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

Table 13: ICS Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Card billed business (billions)	$29.6	$33.9	(13)%	$88.3	$99.9	(12)%
Total cards-in-force	15.2	15.8	(4)	15.2	15.8	(4)
Basic cards-in-force	10.6	10.9	(3)	10.6	10.9	(3)
Average basic Card Member spending (dollars)*	$2,827	$3,100	(9)	$8,432	$9,185	(8)
International Consumer Travel:
Travel sales	$325	$362	(10)	$992	$1,069	(7)
Travel commissions and fees/sales	5.8%	6.9%		6.7%	6.6%
Total segment assets (billions)(a)	$34.9	$31.1	12	$34.9	$31.1	12
Segment capital	$3,338	$2,974	12	$3,338	$2,974	12
Return on average segment capital (b)	11.9%	15.8%		11.9%	15.8%
Return on average tangible segment capital (b)	19.4%	28.9%		19.4%	28.9%

Card Member receivables:
Total receivables (billions)	$6.5	$7.3	(11)	$6.5	$7.3	(11)
Net write-off rate – principal only (c)	2.2%	1.9%		2.1%	2.0%
Net write-off rate – principal and fees(c)	2.4	2.1		2.2	2.1
30+ days past due loans as a % of total	1.5%	1.4%		1.5%	1.4%

Card Member loans:
Total loans (billions)	$6.7	$8.0	(16)%	$6.7	$8.0	(16)%
Net write-off rate – principal only (c)	1.8%	1.9%		2.0%	2.0%
Net write-off rate – principal, interest and fees (c)	2.3	2.4		2.4	2.4
30+ days past due loans as a % of total	1.6%	1.6%		1.6%	1.6%
Calculation of Net Interest Yield on
Card Member loans:

Net interest income	$167	$188		$523	$566

Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	18	24		51	63
Interest income not attributable to the Company’s Card Member loan portfolio	(7)	(10)		(24)	(30)

Adjusted net interest income (d)	$178	$202		$550	$599

Average loans (billions)	$6.9	$8.3		$7.0	$8.3
Exclude certain non-traditional Card Member loans, and other fees (billions)	(0.1)	(0.2)		(0.1)	(0.2)

Adjusted average loans (billions)(d)	$6.8	$8.1		$6.9	$8.1
Net interest income divided by average loans	9.7%	9.1%		10.0%	9.1%
Net interest yield on Card Member loans (d)	10.5%	9.9%		10.7%	9.9%

*	Proprietary cards only.
(a)	Revised prospectively, as a result of systems enhancements, to reclassify certain intercompany accounts.
(b)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($0.4 billion and $0.5 billion for the twelve months ended September 30, 2015 and 2014, respectively) by (ii) one-year average segment capital ($3.2 billion and $3.0 billion for the twelve months ended September 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $1.2 billion and $1.4 billion for the twelve months ended September 30, 2015 and 2014, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(c)	Refer to Table 8 footnote (d).
(d)

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

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change

Revenues
Non-interest revenues	$858	$957	$(99)	(10)%	$2,653	$3,538	$(885)	(25)%

Interest income	3	4	(1)	(25)	10	11	(1)	(9)
Interest expense	44	61	(17)	(28)	138	186	(48)	(26)

Net interest expense	(41)	(57)	(16)	(28)	(128)	(175)	(47)	(27)

Total revenues net of interest expense	817	900	(83)	(9)	2,525	3,363	(838)	(25)
Provisions for losses	38	49	(11)	(22)	115	130	(15)	(12)

Total revenues net of interest expense after provisions for losses	779	851	(72)	(8)	2,410	3,233	(823)	(25)

Expenses
Marketing, promotion, rewards, Card Member services and other	160	161	(1)	(1)	480	504	(24)	(5)
Salaries and employee benefits and other operating expenses	381	381	—	—	1,094	1,270	(176)	(14)

Total expenses	541	542	(1)	—	1,574	1,774	(200)	(11)

Pretax segment income	238	309	(71)	(23)	836	1,459	(623)	(43)
Income tax provision	87	105	(18)	(17)	302	510	(208)	(41)

Segment income	$151	$204	$(53)	(26)%	$534	$949	$(415)	(44)%

Effective tax rate	36.6%	34.0%			36.1%	35.0%

GCS offers global corporate payment services to large and mid-sized companies. Our business travel operations, which had been included in GCS, were deconsolidated effective June 30, 2014 in connection with the formation of the GBT JV, discussed previously. Therefore, there is a lack of comparability for the nine months ended September 30, 2015. Our proportional share of the GBT JV net income is reported within Other revenues.

Non-interest revenues decreased $99 million or 10 percent and $885 million or 25 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The decrease for the three month period was driven primarily by a reduction in billed business and the gain related to the sale of investment securities in Concur Technologies in the prior year. The decrease for the nine month period was driven primarily by the business travel joint venture transaction (resulting in a lack of comparability between periods). Total billed business decreased 3 percent and 2 percent for the three and nine months ended September 30, 2015, as compared to the same periods in the prior year. Billed business within the U.S. was flat and increased 2 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Billed business outside the U.S. decreased 10 percent for both the three and nine months ended September 30, 2015, and FX-adjusted billed business outside the U.S. increased 5 percent and 4 percent for the respective periods.5

Net interest expense decreased $16 million or 28 percent and $47 million or 27 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by a lower cost of funds.

5 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

Provisions for losses decreased $11 million or 22 percent and $15 million or 12 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year and FX-adjusted provisions for losses decreased 14 percent and 6 percent, for the respective periods.6 Refer to Table 15 for the charge card net loss ratio as a percentage of charge volume.

Marketing, promotion, rewards, Card Member services and other expenses decreased $1 million or 1 percent and $24 million or 5 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by the prior year reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives.

Salaries and employee benefits and other operating expenses was flat for the three months and decreased $176 million or 14 percent for the nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted salaries and employee benefits and other operating expenses increased 4 percent and decreased 8 percent, for the respective periods.6 The increase for the three month period was primarily due to increased spending on incremental growth initiatives in the current year, which for the nine month period was more than offset by the impact from the business travel joint venture transaction in the second quarter of 2014 (resulting in a lack of comparability between periods).

Table 15: GCS Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Card billed business (billions)	$45.0	$46.5	(3)%	$136.6	$139.6	(2)%
Total cards-in-force	6.9	6.9	—	6.9	6.9	—
Basic cards-in-force	6.9	6.9	—	6.9	6.9	—
Average basic Card Member spending (dollars)*	$6,529	$6,691	(2)	$19,838	$19,905	—
Total segment assets (billions)(a)	$19.6	$20.6	(5)	$19.6	$20.6	(5)
Segment capital	$3,595	$3,826	(6)	$3,595	$3,826	(6)
Return on average segment capital (b)	29.2%	30.3%		29.2%	30.3%
Return on average tangible segment capital (b)	51.4%	56.0%		51.4%	56.0%
Card Member receivables:
Total receivables (billions)	$15.7	$16.4	(4)%	$15.7	$16.4	(4)%
90+ days past billing as a % of total	0.7%	0.8%		0.7%	0.8%
Net loss ratio (as a % of charge volume)	0.08%	0.09%		0.09%	0.09%

*	Proprietary cards only.
(a)	Revised prospectively, as a result of systems enhancements, to reclassify certain intercompany accounts.
(b)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.1 billion for both the twelve months ended September 30, 2015 and 2014) by (ii) one-year average segment capital ($3.9 billion and $3.7 billion for the twelve months ended September 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $1.7 billion for both the twelve months ended September 30, 2015 and 2014. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

6 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

Global Network & Merchant Services

Table 16: GNMS Selected Income Statement Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(Millions, except percentages)	2015	2014	Change		2015	2014	Change
Revenues
Non-interest revenues	$1,302	$1,368	$(66)	(5)%	$3,898	$4,027	$(129)	(3)%

Interest income	26	14	12	86	69	35	34	97
Interest expense	(42)	(68)	26	(38)	(143)	(208)	65	(31)

Net interest income	68	82	(14)	(17)	212	243	(31)	(13)

Total revenues net of interest expense	1,370	1,450	(80)	(6)	4,110	4,270	(160)	(4)
Provisions for losses	14	24	(10)	(42)	38	58	(20)	(34)

Total revenues net of interest expense after provisions for losses	1,356	1,426	(70)	(5)	4,072	4,212	(140)	(3)

Expenses
Marketing, promotion, rewards, Card Member services and other	172	201	(29)	(14)	483	634	(151)	(24)
Salaries and employee benefits and other operating expenses	461	555	(94)	(17)	1,473	1,628	(155)	(10)

Total expenses	633	756	(123)	(16)	1,956	2,262	(306)	(14)

Pretax segment income	723	670	53	8	2,116	1,950	166	9
Income tax provision	261	243	18	7	762	707	55	8

Segment income	$462	$427	$35	8%	$1,354	$1,243	$111	9%

Effective tax rate	36.1%	36.3%			36.0%	36.3%

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

Non-interest revenues decreased $66 million or 5 percent and $129 million or 3 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted non-interest revenues increased 1 percent and 2 percent for the respective periods, primarily driven by higher royalties from our GNS bank partners.7 Billed business was flat and increased 2 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted billed business increased 5 percent and 6 percent for the respective periods.7

Net interest income decreased $14 million or 17 percent and $31 million or 13 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted net interest income decreased 12 percent and 6 percent for the respective periods.7 The interest expense credit relates to internal transfer pricing and funding rates, which resulted in a net benefit for GNMS due to its merchant payables.

7 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

Marketing, promotion, rewards, Card Member services and other expenses decreased $29 million or 14 percent and $151 million or 24 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily driven by higher investment spending in the prior year, including the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives.

Salaries and employee benefits and other operating expenses decreased $94 million or 17 percent and $155 million or 10 percent for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, while FX-adjusted salaries and employee benefits and other operating expenses decreased 14 percent and 7 percent for the respective periods.8 For the three month period, the decrease was primarily driven by a litigation reserve release of $64 million associated with the rejected 2013 merchant litigation settlement, and the decrease for the nine month period was primarily due to a prior year restructuring charge.

Table 17: GNMS Selected Statistical Information

	As of or for the Three Months Ended September 30,			As of or for the Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2015	2014	Change	2015	2014	Change
Global Worldwide Card billed business (billions)	$258.9	$258.1	—%	$766.5	$754.3	2%
Total segment assets (billions) (a)	$23.7	$18.2	30	$23.7	$18.2	30
Segment capital	$2,529	$1,981	28	$2,529	$1,981	28
Return on average segment capital (b)	81.4%	82.6%		81.4%	82.6%
Return on average tangible segment capital (b)	89.5%	91.3%		89.5%	91.3%
Global Network Services:
Card billed business (billions)	$41.1	$41.6	(1)	$122.1	$118.2	3
Total cards-in-force	46.3	43.2	7%	46.3	43.2	7%

(a)	Revised prospectively, as a result of systems enhancements, to reclassify certain intercompany accounts.
(b)

Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.8 billion and $1.6 billion for the twelve months ended September 30, 2015 and 2014, respectively) by (ii) one-year average segment capital ($2.2 billion and $2.0 billion for the twelve months ended September 30, 2015 and 2014, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $0.2 billion for both the twelve months ended September 30, 2015 and 2014. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and certain other businesses, including EG and other operations, are included in Corporate & Other.

Corporate & Other net expense increased to $230 million and decreased to $586 million for the three and nine months ended September 30, 2015, respectively, as compared to $185 million and $667 million for the three and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2015 was primarily driven by a $91 million impairment charge related to previously capitalized software development costs, primarily within EG, in the current year, and a gain from the sale of investment securities in ICBC in the prior year. The decrease in the nine months ended September 30, 2015, reflected a favorable impact from the reassessment of the functional currency of certain UK legal entities in the first quarter of the current year.

8 Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

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

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of September 30, 2015. Definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance, are found in the ‘Consolidated Capital Resources and Liquidity Section’ of American Express’ 2014 Annual Report.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2015(a)	Ratios as of September 30, 2015
Risk-Based Capital
Common Equity Tier 1	4.5%
American Express Company		13.2%
American Express Centurion Bank		18.7
American Express Bank, FSB		14.1
Tier 1	6.0
American Express Company		14.3
American Express Centurion Bank		18.7
American Express Bank, FSB		14.1
Total	8.0
American Express Company		16.2
American Express Centurion Bank		20.0
American Express Bank, FSB		15.9
Tier 1 Leverage	4.0
American Express Company		12.1
American Express Centurion Bank		18.8
American Express Bank, FSB		13.3
Supplementary Leverage Ratio(b)	3.0%
American Express Company		10.2
American Express Centurion Bank		15.1
American Express Bank, FSB		10.0
Common Equity to Risk-Weighted Assets
American Express Company		15.2
Tangible Common Equity to Risk-Weighted Assets(c)
American Express Company		12.3%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2015 for Advanced Approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.
(c)

Tangible Common Equity to Risk-Weighted Assets, a non-GAAP measure, is calculated by dividing shareholders’ equity of $21.3 billion as of September 30, 2015, less preferred shares of $1.6 billion and goodwill and other intangibles of $3.8 billion, by risk-weighted assets of $130.2 billion. We believe presenting the ratio of Tangible Common Equity to Risk-Weighted Assets is a useful measure of evaluating the strength of our capital position. Tangible Common Equity to Risk-Weighted Assets ratio is widely used in the marketplace, although it may be calculated differently by different companies.

Table 19: Regulatory Risk-Based Capital Components and Risk Weighted Assets

($ in Billions)	September 30, 2015

Risk-Based Capital
Common Equity Tier 1	$ 17.1
Tier 1 Capital	18.7
Tier 2 Capital(a)	2.4
Total Capital	21.1

Risk Weighted Assets	130.2
Average Total Assets to calculate the Tier 1 Leverage Ratio	153.7
Total Leverage Exposure to calculate SLR	$ 182.8

(a)

Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) a portion of the unrealized gains on equity securities, $600 million of subordinated notes issued in the fourth quarter of 2014 and a $750 million subordinated debentures. The $750 million subordinated debentures do not meet the requirements of Tier 2 capital under Basel III, and are being transitioned out of capital (the total amount included in Tier 2 capital as of September 30, 2015, was $187 million). Hence, the total amount of subordinated debt included in Tier 2 capital as of September 30, 2015, was $787 million.

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

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased-in during the nine months ended September 30, 2015. These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the U.S. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 20: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

($ in Billions)	September 30, 2015

Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	12.6%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	13.8

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.7
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.8%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$ 129.9
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	153.2
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$ 182.3

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

Our $750 million subordinated debentures, which, prior to 2014, were fully included in Tier 2 capital (but not in Tier 1 capital), do not meet the requirements of Tier 2 capital under Basel III. The phase-out of the subordinated debentures from Tier 2 capital began in the first quarter of 2014, which affects our total risk-based capital ratio. At our option, the subordinated debentures are redeemable for cash on or after September 1, 2016 at 100 percent of the principal amount plus any accrued but unpaid interest. We currently intend to exercise this redemption option, subject to business and market conditions. As previously mentioned, we issued $600 million of subordinated debt in the fourth quarter of 2014, which qualifies as Tier 2 capital under Basel rules. Our total risk-based capital ratio is expected to remain well in excess of the required minimum.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of September 30, 2015.

Table 21: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET 1	Tier 1

Risk-Based Capital under Transitional Basel III	$17.1	$ 18.7
Adjustments related to:
AOCI	(0.2)	(0.2)
Transition provisions for intangible assets	(0.5)	(0.5)
Deferred tax assets	(0.1)	(0.1)
Other	—	—

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.3	$ 17.9

Share Repurchases and Dividends

We have a share repurchase program to return excess capital to common shareholders. The share repurchases reduce common shares outstanding and offset, in whole or part, the issuance of new shares as part of employee compensation plans.

During the three and nine months ended September 30, 2015, we returned $1.7 billion and $4.1 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.8 billion, respectively) and share repurchases ($1.4 billion and $3.3 billion, respectively). We repurchased 17.8 million common shares at an average price of $76.47 in the third quarter of 2015. These dividend and share repurchase amounts represent approximately 126 percent and 95 percent of total capital generated during the three and nine month periods, respectively, which was above our on average and over time target to distribute approximately 50 percent of the capital to shareholders as dividends or through the repurchases of common stock. These distribution percentages result from the strength of our capital ratios and the amount of capital we generate from net income and through employee stock plans in relation to the amount of capital required to support our organic business growth and acquisitions.

In addition, during the three months ended September 30, 2015, there were $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Series C Preferred Shares dividend declared during the third quarter was $22.3 million. For additional information on the Company’s preferred shares refer to Note 17 “Common and Preferred Shares” of the 2014 Annual Report and Note 15 “Earnings per Common Share (EPS); Preferred Shares” of this Form 10-Q.

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

During the three months ended September 30, 2015, we issued (i) $1.0 billion of asset-backed securities from American Express Credit Account Master Trust (the Lending Trust) with a maturity of two years consisting of $1.0 billion of Class A Certificates at a rate of 1-month LIBOR plus 29 basis points, (ii) $1.4 billion of senior unsecured notes from American Express Credit Corporation with a maturity of three years consisting of $900 million of fixed-rate senior notes with a coupon of 1.8 percent and $500 million of floating-rate senior notes at a rate of 3-month LIBOR plus 61 basis points, and (iii) $2.0 billion of senior unsecured notes from American Express Credit Corporation with a maturity of five years consisting of $1.5 billion of fixed-rate senior notes with a coupon of 2.6 percent and $500 million of floating-rate senior notes at a rate of 3-month LIBOR plus 105 basis points.

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

Table 22: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A+	Stable
Moody’s	TRS and rated operating subsidiaries(a)	Prime-1	A2	Stable
Moody’s	American Express Company	Prime-2	A3	Stable
S&P	TRS and rated operating subsidiaries (a)(b)	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.
(b)	S&P does not provide a rating for TRS short-term debt.

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

We held the following deposits as of September 30, 2015 and December 31, 2014:

Table 23: Customer Deposits

(Billions)		September 30, 2015	December 31, 2014

U.S. retail deposits:
Savings accounts — Direct	$	28.2	$ 26.2
Certificates of deposit:(a)
Direct		0.3	0.3
Third-party		11.1	7.8
Sweep accounts — Third-party		8.9	9.0
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing		0.2	0.2
Card Member credit balances - U.S. and non-U.S.		0.6	0.7

Total customer deposits	$	49.3	$ 44.2

(a)  The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 30.1 months and 1.66 percent, respectively, as of September 30, 2015.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the nine months ended September 30, 2015, no such triggering events occurred.

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

We incur and accept liquidity risk arising in the normal course of offering our products and services. The liquidity risks that we are exposed to can arise from a variety of sources, and thus our liquidity management strategy includes a variety of parameters, assessments and guidelines, including, but not limited to:

●	Maintaining a diversified set of funding sources (refer to Funding Strategy section for more details);

●	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources available to meet obligations;

●

Projecting cash inflows and outflows from a variety of sources and under a variety of scenarios, including contingent liquidity exposures such as collateral requirements for derivative transactions; and

●	Incorporating tradeoffs between the risk of insufficient liquidity and our profitability into capital adequacy framework.

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

We seek to satisfy the requirements of a variety of stress scenarios, including those required by law and regulation as well as our own stress scenario, in order to determine the amount and mix of the liquidity sources we maintain at any given time. These stress scenarios possess distinct characteristics and vary by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Our own stress scenarios include market-wide and firm-specific liquidity events. The LCR is another stress scenario that prescribes distinct cash flow assumptions over a 30-day period, and establishes criteria for qualifying High-Quality Liquid Assets. During the nine months ended September 30, 2015, the Company was in compliance with the liquidity requirements to which it is subject, including the LCR.

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

Securitized Borrowing Capacity

As of September 30, 2015, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2015, a de minimis amount was drawn on the Charge Trust facility, which was subsequently repaid on October 15, 2015. No amounts were drawn on the Lending Trust facility.

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

We had approximately $58.1 billion as of September 30, 2015 in U.S. credit card loans and charge card receivables that could be sold over time through our existing securitization trusts, or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of September 30, 2015 of $3.0 billion, which expires on April 23, 2017. On September 25, 2015, we repaid all outstanding loans on our Australian dollar credit facility and terminated the facility in accordance with our right to terminate prior to the termination date.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30:

Table 24: Cash Flows

For the nine months ended September 30, (Billions)	2015	2014

Total cash provided by (used in):
Operating activities	$8.1	$ 8.6
Investing activities	(2.7)	(3.0)
Financing activities	(7.5)	(3.7)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	(0.1)

Net (decrease) increase in cash and cash equivalents	$(2.4)	$ 1.8

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the nine months ended September 30, 2015 and 2014, net cash provided by operating activities was $8.1 billion and $8.6 billion, respectively, driven by, in both periods, net income of $4.3 billion and $4.4 billion, respectively, adjusted for non cash items including certain changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The decrease in the current period, as compared to the nine months ended September 30, 2014, primarily resulted from movements in Other assets and Accounts payable and Other liabilities as a result of normal business operating activities, and primarily driven by changes in merchant payable volumes.

Cash Flows from Investing Activities

Our investing activities primarily include changes in Card Member receivables and loans, and our available for sale investment securities portfolio.

For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $2.7 billion and $3.0 billion, respectively. The decrease in the current period, as compared to the nine months ended September 30, 2014, was primarily driven by a comparative decrease in Card Member receivables and loans, offset by higher restricted cash related to upcoming maturities of long term debt in the American Express Credit Account Master Trust.

Cash Flows from Financing Activities

Our financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the nine months ended September 30, 2015 and 2014, net cash used in financing activities was $7.5 billion and $3.7 billion, respectively. The variance was primarily driven by a higher net increase in customer deposits, offset by higher net debt repayments in the current year versus the same period in the prior year.

Certain Other Off-Balance Sheet Arrangements

As of September 30, 2015, we had approximately $289 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

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

European Union Payments Legislation

In July 2013, the European Commission proposed legislation in two parts, covering a wide range of topics across the payments industry. The first part was a proposed EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of revisions to the Payment Services Directive (the PSD2).

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

●

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

●

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

●

Network licensing – From December 2016, the geographic scope of network licenses within the EU, including those we agree to with our GNS partners, will cover the entire EU. This may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity in relation to a particular country.

●

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

●

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

On October 8, 2015, the European Parliament formally adopted the PSD2. Following the European Parliament’s vote, the PSD2 will be formally adopted by the EU Council of Ministers. The PSD2 will then be published in the Official Journal of the EU, at which point each Member State will have two years to transpose the PSD2 into national law.

Among other terms, the published text of PSD2 includes provisions that would (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the ability of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including three-party payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The potential surcharging regulation may increase instances of differential surcharging of our cards, prompt customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction. The access requirements would undermine the flexibility and discretion we have had to date in deciding with whom to partner in our GNS business.

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

On October 7, 2015, the CFPB announced a proposal that would, among other changes, require that our consumer arbitration clause not apply to cases filed in court as class actions, unless and until class certification is denied or the class claims are dismissed. This proposal is the beginning of a rulemaking process that may not result in a final rule, if any, becoming effective before 2018.

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

Antitrust Litigation

The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. The trial court has ruled that the challenged provisions violate U.S. antitrust laws and issued an injunction, effective July 20, 2015, prohibiting us from enforcing certain elements of such provisions in the United States. We are vigorously pursuing an appeal of the decision and judgment, and we are vigorously defending similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part II, Item 1. “Legal Proceedings” below for descriptions of the DOJ action and related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. See Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 for information on the potential impacts of the trial court’s decision, the subsequent injunction and the related merchant litigation on our business.

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

●	Publishing thresholds for determining which payment networks are designated for regulation

●

Broadening interchange fee caps to include all amounts payable to card issuers in regulated payment systems as well as other payments to card issuers across both three- and four-party card payment networks

●	Lowering interchange fee caps, replacing periodic weighted-average caps with fixed percentage caps and applying caps as the lesser of a fixed amount or a fixed percentage

●

Changing the rules on merchant surcharging to allow “low-cost” payment networks to prohibit surcharging, “medium-cost” networks to cap surcharges and “high-cost” networks to limit surcharging (as is currently the case) to the reasonable cost of card acceptance

On March 4, 2015, the Reserve Bank of Australia commenced a formal review of the regulatory framework for card payments in Australia, considering the above recommendations from the Financial Systems Inquiry along with a broader range of measures related to card payments regulation. The Australian Federal Government and Reserve Bank of Australia will now determine whether and how any of these recommendations, or alternative options, should be implemented. We do not expect changes, if any, to take effect before mid-2016.

On October 15, 2015, the Reserve Bank of Australia announced that it “designated” our GNS business. Designation is a formal step prior to regulation, which could subject our GNS business in Australia to the same interchange caps that apply to Visa and MasterCard in Australia. Any such regulation could have an adverse effect on our business and results of operations in Australia.

On October 6, 2015, the Court of Justice of the European Union ruled that the European Commission’s Safe Harbor Framework is invalid as a basis for transfers of personal data from the European Economic Area countries to the U.S. We generally rely on our Binding Corporate Rules and not on the Safe Harbor Framework as the primary method for lawfully transferring data from our European entities to our entities in the U.S. and elsewhere globally.

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

Discount revenue — Represents revenue earned from fees generally charged to merchants who have entered into a card acceptance agreement. The discount fee generally is deducted from our payment for Card Member purchases. Discount revenue is reduced by other payments made to merchants, third-party card issuing partners, cash-back reward costs, corporate incentive payments and other contra-revenue items.

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

Merchant acquisition — Represents entering into agreements with merchants to accept American Express-branded cards.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance and which include management’s outlook for 2015-2017, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

●

our ability to achieve earnings per common share (“EPS”) growth for the full year 2015 between $5.20 and $5.35, which will depend in part on the following: billed business and revenue growth rates in the fourth quarter, which could be impacted by, among other things, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain spending, deterioration in corporate and small business spending levels, weakening economic conditions in the U.S. or internationally, and an increase in the erosion of the average discount rate due to mix, competition, timing of merchant re-signings or other factors; the impact of any potential restructuring charges or other contingencies, including, but not limited to, unanticipated litigation-related expenses, impairments to our EG business or otherwise to intangibles or other assets, regulatory fines, an increase in Card Member reimbursements and changes in reserves; credit performance worsening beyond current expectations; a decline in the Card Member loan portfolio; our tax rate remaining in line with recent performance, which could be impacted by, among other things, the potential failure of the U.S. Congress to renew legislation regarding the active financing exception to Subpart F of the Internal Revenue Code, our geographic mix of income being weighted more to higher tax jurisdictions than expected and unfavorable tax audits and other unanticipated tax items; the ability to continue to realize benefits from the 2014 restructuring actions and operating leverage at levels consistent with recent quarters; the U.S. dollar strengthening beyond current expectations; the amount we spend in the fourth quarter on growth initiatives; significant changes in interest rates; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

●

our ability to achieve earnings per share growth in 2016 and return to our on-average and over-time EPS growth target in 2017, which will depend on factors such as: our success in implementing our strategies and business initiatives, including growing profitable spending through proprietary, co-brand and network products, increasing penetration among corporate clients, expanding our international footprint, growing loyalty coalitions and marketing services, increasing merchant acceptance, controlling expenses and addressing the end of the Costco U.S. relationship; the outcome of the Costco U.S. Card Member loan portfolio sale discussions; the behavior of Card Members and their actual spending patterns; the impact of new regulations in the EU, the court’s order in the U.S. Department of Justice case in the marketplace and regulatory and competitive pressures generally; the effectiveness of our marketing and loyalty programs; credit trends; changes in foreign currency exchange and interest rates; changes in general economic conditions, such as GDP growth, consumer confidence, unemployment and the housing market; and on other factors outside management’s control;

●

the actual amount to be spent on growth initiatives, including on marketing and promotion, technology development and contra-discount revenue items, as well as the timing of any such spending, which will be based in part on management’s assessment of competitive opportunities, overall business performance, the amount of any potential gain arising from a sale of the Costco U.S. Card Member loan portfolio management decides to spend on growth initiatives, contractual obligations with business partners, management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities and our performance, and our ability to realize efficiencies and control expenses to fund such spending;

●

uncertainty related to our ability to drive growth and achieve attractive returns from spending on growth initiatives, which will depend in part on our ability to develop and market value propositions that appeal to Card Members and new customers and on our ability to offer attractive services and rewards programs, as well as increasing competition, brand perceptions and reputation, the behavior of Card Members and their actual spending patterns, and ineffective or insufficient levels of investments, including on marketing and promotion expenses, new product development, acquisition efforts, including through digital channels, and attractive Card Member services and rewards programs;

●

the ability to contain annual operating expense growth in 2015, which could be impacted by unanticipated increases in significant categories of operating expenses, such as consulting or professional fees, compliance or regulatory-related costs and technology costs, any potential restructuring charges, the payment of civil money penalties, disgorgement and restitution, our decision to increase or decrease spending in such areas as technology development depending on overall business performance, our ability to achieve the expected benefits of reengineering plans, our ability to balance expense control and investments in the business, the impact of changes in foreign currency exchange rates on costs, the impact of accounting changes and reclassifications, and the level of acquisition activity and related expenses;

●

our lending write-off rates increasing more quickly than current expectations and provision expense being higher than current expectations, which will depend in part on changes in the level of loan balances, delinquency rates of Card Members, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

●

uncertainty relating to the ultimate outcome of the antitrust lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general, including the success or failure of our appeal, the impact of the court’s order in the marketplace, including significantly increased merchant steering or other actions impairing the Card Member experience, and the impact on existing private merchant cases and potentially additional litigation and/or arbitrations;

●

changes in global economic and business conditions, including consumer and business spending, the availability and cost of credit, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

●

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

●

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

●

changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for co-brand partnerships and the success of marketing, promotion or rewards programs;

●

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

●

our ability to maintain and expand our presence in the digital payments space, including online and mobile channels, which will depend on our success in evolving our business models and processes for the digital environment, building partnerships and executing programs with companies, and utilizing digital capabilities that can be leveraged for future growth; and

●

factors beyond our control such as foreign currency rates, fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2015 and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, legal proceedings). We believe we have meritorious defenses to each of these legal proceedings and intend to defend them vigorously. Some of these proceedings are at preliminary stages and seek an indeterminate amount of damages.

We believe we are not a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims described later in this section, could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of the DOJ case described later in this section could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are further described in this section and others, for which there have been no subsequent material developments since the filing of the 2014 Form 10-K, are described in such report.

For those legal proceedings described in this section and in the 2014 Form 10-K where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such liability, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $370 million, in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims, we may need to increase our range of possible loss or reserves for legal contingencies. For additional information, refer to Note 8 to the Consolidated Financial Statements.

During the last several years, as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, we have responded to many inquiries from banking and competition authorities around the world. In addition, the DOJ and various merchants have initiated legal proceedings to challenge aspects of our card acceptance agreements with merchants on antitrust grounds.

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

In addition to the DOJ case, individual merchant cases and a putative class action are pending in the Eastern District of New York against us alleging that our anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts. Trial has been scheduled in the individual merchant cases for May 2, 2016. Our motion for summary judgment is pending, and the plaintiffs have filed a motion for summary judgment.

Individual merchants have initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in our card acceptance agreements and seeking damages. We are vigorously defending against those claims.

In July 2004, we were named as a defendant in another putative class action filed in the Eastern District of New York, captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In December 2013, we announced a proposed settlement of the Marcus case and the putative class action challenging our anti-steering provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. On August 4, 2015, the court denied final approval of the settlement; further proceedings are anticipated.

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

Corporate Matters

On July 30, 2015, plaintiff Plumbers and Steamfitters Local 137 Pension Fund, on behalf of themselves and other purchasers of American Express stock, filed a suit against American Express Company, Kenneth I. Chenault and Jeffrey C. Campbell for violation of federal securities law, alleging that the Company deliberately issued false and misleading statements to, and omitted important information from, the public and investors relating to the financial importance of the Costco co-brand relationship to the Company, including, but not limited to, the decision to accelerate negotiations to renew the co-brand agreement. We intend to vigorously defend against those claims.

On October 16, 2015, a putative class action, Houssain v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York against the Company and certain officers of the Company under the Employee Retirement Income Security Act of 1974 (“ERISA”) relating to disclosures of the Costco co-brand relationship. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (“Plan”) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. We intend to vigorously defend against those claims.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our 2014 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the Second Quarter Form 10-Q). There are no material changes from the risk factors set forth in the 2014 Form 10-K, as supplemented and updated in the Second Quarter Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in the 2014 Form 10-K and Second Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2015

Repurchase program(a)	2,379,400	75.67	2,379,400		137,274,826

Employee transactions(b)	6,643	80.32	N/A		N/A

August 1-31, 2015

Repurchase program(a)	8,482,743	77.73	8,482,743		128,792,083

Employee transactions(b)	26,487	76.04	N/A		N/A

September 1-30, 2015

Repurchase program(a)	6,892,129	75.20	6,892,129		121,899,954

Employee transactions(b)	231	77.03	N/A		N/A

Total

Repurchase program(a)	17,754,272	76.47	17,754,272		121,899,954

Employee transactions(b)	33,361	76.90	N/A		N/A

(a)

As of September 30, 2015, there were approximately 122 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.

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

During the third quarter of 2015, American Express Global Business Travel booked one hotel reservation at Homa Hotel Tehran and one hotel reservation at Esteghlal East Wing Hotel. In addition, certain third-party service providers obtained approximately four visas from Iranian embassies and consulates around the world during the third quarter of 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed us that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the third quarter of 2015 it obtained 39 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 28, 2015	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: October 28, 2015	By	/s/ Linda Zukauckas
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