Form 10-K
period 2015-12-31
AMERICAN EXPRESS CO
filed 2016-02-19
CIK 4962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No   ☑

As of June 30, 2015, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $77.7 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 10, 2016, there were 964,045,452 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 2, 2016.

i

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ii

PART I

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

During 2015, we principally engaged in businesses comprising four reportable operating segments, with corporate functions and certain other businesses in Corporate & Other:

U.S. Card Services (“USCS”)

International Card Services (“ICS”)

Global Commercial Services (“GCS”)

Global Network & Merchant Services (“GNMS”)

Corporate & Other

During the fourth quarter of 2015, we announced organizational changes that combined our corporate and small business organizations into a business-to-business focused group and combined our merchant-related businesses, among other changes. Our financial disclosures will reflect these organizational changes starting in the first quarter of 2016, which is consistent with when our executives will begin to review financial information aligned to the new segments. Our reportable operating segments will be as follows:

•	U.S. Consumer Services, including our U.S. Consumer Card Services business and American Express Travel & Lifestyle Services in the United States

•

International Consumer and Network Services, including our International Consumer Card Services business, American Express Travel & Lifestyle Services outside the United States and our Global Network Services (“GNS”) business (from GNMS)

•

Global Commercial Services, including our Global Corporate Payments business, American Express OPEN and small business services businesses in the United States and internationally (from USCS and ICS, respectively), merchant financing products (from GNMS) and foreign exchange services operations (from Corporate & Other)

•	Global Merchant Services, including our Global Merchant Services business and our Plenti and Loyalty Partner businesses (from USCS and ICS, respectively)

This report discusses the reportable operating segments consistent with financial information as presented in the Consolidated Financial Statements.

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

Products and Services

Our range of products and services includes:

•	Charge and credit card products

•	Network services

•	Merchant acquisition and processing, servicing and settlement, merchant financing, and point-of-sale, marketing and information products and services for merchants

•	Fee services, including fraud prevention services and the design and operation of customer loyalty and rewards programs

•	Expense management products and services

•	Travel-related services

•	Stored value/prepaid products

Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the “GBT JV”).

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network. American Express® cards permit Card Members to charge purchases of goods and services in most countries around the world at the millions of merchants that accept cards bearing our logo. At December 31, 2015, we had total worldwide cards-in-force of 117.8 million (including cards issued by third parties). In 2015, our worldwide billed business (spending on American Express cards, including cards issued by third parties) was $1.04 trillion.

Our business as a whole has not experienced significant seasonal fluctuations, although card billed business tends to be moderately higher in the fourth quarter than in other quarters. As a result, the amount of Card Member loans and receivables outstanding tend to be moderately higher during that quarter. The average discount rate also tends to be slightly lower during the fourth quarter due to a higher level of retail-related billed business volumes.

Competitive Advantages of Our Closed-Loop Network and Spend-Centric Model

We believe our “closed-loop” network and “spend-centric” business model continue to be competitive advantages by giving us the ability to provide differentiated value to Card Members, merchants and our card-issuing partners.*

Wherever we manage both the acquiring relationship with merchants and the card-issuing side of the business, there is a “closed loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the card transaction. We maintain direct relationships with both our Card Members (as a card issuer) and merchants (as an acquirer), and we handle all key aspects of those relationships. Through contractual relationships, we also obtain data from third-party card issuers, merchant acquirers and processors with whom we do business. This “closed loop” allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and special offers and services to Card Members through a variety of channels, while at the same time respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements.

Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our cards and secondarily by finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our competitors, offers greater value to merchants in the form of loyal customers and higher sales. This enables us to earn discount revenue that allows us to invest in value-added services for merchants and Card Members. Because of the revenues generated from having higher-spending Card Members, we have the flexibility to invest in attractive rewards and other benefits to Card Members, as well as targeted marketing and other programs and investments for merchants, all of which create incentives for Card Members to spend more on their cards and positively differentiate American Express cards. The significant investments we make in rewards and other compelling value propositions for Card Members incent card usage at merchants and Card Member loyalty.

The American Express Brand

Our brand and its attributes — trust, security and service — are key assets of the Company. We continue to focus on our brand, and our products and services are evidence of our commitment to its attributes. Our brand has consistently been rated one of the most valuable brands in the world in published studies, and we believe it provides us with a significant competitive advantage.

We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing, promoting and protecting it. We place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.

U.S. CARD SERVICES

We offer a wide range of card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Card Members and other consumers, complements our core card business. We also operate a coalition loyalty business in the U.S. called Plenti and offer deposit products directly to consumers through American Express Personal Savings.

The proprietary card business offers a broad set of card products, rewards and services to acquire and retain high-spending, creditworthy Card Members. Core elements of our strategy are:

•	Designing card products with features that appeal to our target customer base in traditional and newer customer segments

•

Using incentives to drive spending on our various card products and generate loyal customers, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs sponsored by our cobrand and other partners, such as Delta SkyMiles®

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

Consumer and Small Business Services

We offer individual consumer charge cards such as the American Express® Green Card, the American Express® Gold Card, the Platinum Card® and the Centurion® Card, as well as small business charge cards, including the Plum Card®. We also offer revolving credit cards such as the Amex EveryDay® Credit Card, Blue Cash Everyday® Card from American Express, Blue Sky from American Express® and, for small businesses, Blue for Business® Credit Card and SimplyCash® Business Card. In addition, we offer a variety of cards sponsored by and cobranded with other corporations and institutions for consumers and small businesses, such as the Delta SkyMiles® Credit Card from American Express, Starwood Preferred Guest Credit Card from American Express, Hilton HHonorsTM Card from American Express and Lowe’s Business Rewards Card. For the year ended December 31, 2015, billed business from charge cards comprised 56 percent of total U.S. Card Services billed business.

Centurion Bank and American Express Bank as Issuers of Certain Cards and Deposit Products

We have two U.S. bank subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“American Express Bank”), which are both FDIC-insured depository institutions. Certain information regarding each bank is set forth in the table below:

	Centurion Bank	American Express Bank
Type of Bank	Utah-chartered industrial bank	Federal savings bank
Regulatory Supervision

Regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”)

Subject to supervision, examination and enforcement by the Consumer Financial Protection Bureau (“CFPB”) with respect to marketing and sale of consumer financial products and compliance with federal consumer financial laws

Regulated, supervised and regularly examined by the Office of the Comptroller of the Currency (“OCC”), an independent bureau of the U.S. Department of the Treasury

Subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with federal consumer financial laws

Types of Cards Issued	Consumer charge and credit cards	• Consumer charge and credit cards • All OPEN small business credit and charge cards
Card Marketing Methods	Primarily direct mail, online and other remote marketing channels	• Direct mail, online and other remote marketing channels • In-person marketing, including by third-party cobrand partners
Deposit Programs	Deposits obtained only through third-party brokerage channels	Deposits obtained through third-party brokerage channels and accepted directly from consumers
Capital Adequacy Requirements at December 31, 2015*	Well capitalized	Well capitalized

*	As of December 31, 2015, a bank generally was deemed to be well capitalized if it maintained a common equity Tier 1 capital ratio of at least 6.5 percent, a Tier 1 capital ratio of at least 8 percent, a total capital ratio of at least 10 percent and a Tier 1 leverage ratio of at least 5 percent. For further discussion regarding capital adequacy, see “Capital Adequacy” under “Supervision and Regulation.”

Charge Cards

Our charge cards, which generally carry no preset spending limits, are designed as a method of payment. Charges are approved based on a variety of factors including a Card Member’s current spending patterns, payment history, credit record and financial resources. Card Members generally must pay the full amount billed each month. Charge cards do offer several ways for eligible Card Members to pay off purchases over time. For example, Select & Pay Later® allows enrolled Card Members to select individual charges to pay over time and the Extended Payment Option provides eligible Card Members with the ability to extend payment for eligible charges above a certain dollar amount. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be suspended or cancelled. The no-preset spending limit and pay-in-full nature of these products attract high-spending Card Members, while allowing us to manage risk accordingly.

Revolving Credit Cards

We offer a variety of revolving credit cards that have a range of different payment terms, interest rate and fee structures. Revolving credit card products provide Card Members with the flexibility to pay their bill in full each month or carry a monthly balance on their cards to finance the purchase of goods or services. Along with charge cards and cobrand cards, these revolving credit cards promote increased relevance for our expanding merchant network.

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

We make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The amount we pay to our cobrand partners has increased and will continue to increase as arrangements are renegotiated due to increasingly intense competition for cobrand partners among card issuers and networks. In some cases, the partner is solely liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. As the issuer of the cobrand card, we retain all the credit risk with the Card Member and bear the receivables funding and operating expenses for such cards. The cobrand partner retains the risk associated with the miles, points or other currency earned by the Card Member under the partner’s loyalty program. For further discussion of the competition for cobrand partners, see “Card-Issuing Business — Competition” and “We face substantial and increasingly intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations” in “Risk Factors.”

Card Pricing and Account Management

On certain cards we charge an annual fee that varies based on the type of card and the number of cards for each account. We also offer many revolving credit cards on which we assess finance charges for revolving balances. Depending on the product, we may also charge Card Members an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain optional services. We apply standards and criteria for creditworthiness to each Card Member through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, see “Risk Management” under “MD&A.”

Membership Rewards® Program

Our Membership Rewards program allows Card Members to earn one point for virtually every dollar charged on eligible, enrolled American Express cards, and then use points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and donations to benefit charities. Memberships Rewards is our largest card-based rewards program and a significant portion of our cards by their terms allow Card Members to earn bonus points for purchases at merchants in particular industry categories. Points generally have no expiration date and there is no limit on the number of points one can earn. Membership Rewards program tiers are aligned with specific card products to better meet Card Member lifestyle and rewards program usage needs. American Express Card Members participate in various Membership Rewards program tiers based on their credit or charge card.

We believe our Membership Rewards “point bank” is a substantial asset and a competitive advantage. We continue to evolve Membership Rewards to provide innovative ways to use points. For example, in 2015 we announced a partnership with Airbnb to allow eligible U.S. Card Members to use points to book accommodations directly on the Airbnb website. We also partnered with Best Buy to allow eligible U.S. Card Members to use their points for online purchases on BestBuy.com.

Membership Rewards® program Emergency Card Replacement Global Assist® Hotline Online Account Management Car Rental Loss and Damage Insurance Online Year-End Summary Extended WarrantyAdvance Ticket Sales Purchase Protection Exclusive Access to Card Member Events Return Protection

When a Card Member enrolled in the Membership Rewards program uses their card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Card Member charge volume, customer participation in the program and contractual arrangements with redemption partners. For more information on our Membership Rewards program, see “Critical Accounting Estimates — Liability for Membership Rewards Expense” under “MD&A.”

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

Card Member Benefits and Services

Our Card Members have access to a variety of special benefits and services, some of which are fee-based, depending on the type of cards they have. Examples of these special benefits and services include:

OPEN

In addition to our U.S. consumer card business, through American Express Bank we are also a leading payment card issuer for small businesses (generally, firms with fewer than 100 employees and/or annual sales up to $10 million). American Express OPEN offers small business owners a wide range of products, services, tools and savings designed to meet their evolving payment and business needs, including:

•	Charge and credit cards

•	Rewards on eligible spend and business-relevant rewards redemption options

•	Travel and concierge services

•	Retail and travel protections such as purchase protection and baggage insurance

•	A five percent discount or two Membership Rewards points for each eligible dollar spent at select suppliers of travel, business services and products through OPEN Savings®

•	Expense management tools and reporting

•	Online account management capabilities

•	Resources to help grow and manage a business through our community-driven website, OPEN Forum®

•	Client managers for our top-spending and higher-revenue clients to support business growth

OPEN engages in advocacy efforts on behalf of small businesses. These advocacy efforts include our OPEN for Government Contracting program to help small businesses learn how to obtain government contracts, programs designed to help women entrepreneurs learn how to grow and sustain businesses, and our efforts to increase awareness of the importance of small businesses in our communities generally. For example, in 2015 we led the sixth Small Business Saturday®, a day to increase consumer awareness and patronage of local businesses and their role in the economy and local neighborhoods. Small Business Saturday now takes place in the United States, the United Kingdom and Australia, with similar initiatives in Israel and South Africa.

Card-Issuing Business — Competition

Our payment products face substantial and intense competition and generally compete with a wide variety of financial payment products including cash, foreign currency, checks, debit, prepaid and ATM cards, bank accounts, virtual currencies, alternative financial services such as check cashing and money orders, store-branded gift cards, other network-branded credit and charge cards and other payment accounts and services. As a card issuer, we compete in the United States with financial institutions that issue general-purpose charge and revolving credit cards (such as Bank of America, Capital One Financial, Citibank, Discover Financial Services and JPMorgan Chase). We also encounter competition from businesses that issue their own private label cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. We face increasing competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions for access to high-spending loyal customers. For example, although we competed aggressively to renew our cobrand and merchant acceptance agreements with Costco Wholesale Corporation in the United States, we were unable in the end to reach terms that would have made economic sense for our Company and our shareholders and in February 2015, we announced that such agreements are set to end in 2016.

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

As the payments industry continues to evolve, we are also facing increasing competition from non-traditional players, such as online networks, telecommunication providers and software-as-a-service providers, which leverage new technologies and customers’ existing charge and credit card accounts and bank relationships to create payment or other fee-based solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a further discussion of the evolving competitive landscape in the payments industry, see “Global Network & Merchant Services — Competition” under “Global Network & Merchant Services.”

The principal competitive factors that affect the card-issuing business include:

•

The features, value and quality of the products and services, including customer care, rewards programs, partnerships, benefits and digital resources, and the costs associated with providing such features and services

•	The number, spending characteristics and credit performance of customers

•	The quantity, diversity and quality of the establishments where the cards can be used

•	The pricing, payment and other card account terms and conditions

•	The number and quality of other payment cards and other forms of payment, such as debit cards and electronic wallets, available to customers

•	Reputation and brand recognition

•	The success of marketing and promotional campaigns

•	The nature and quality of expense management data capture and reporting capability, particularly for small businesses

•	The ability to manage credit and interest rate risk throughout the economic cycle and implement operational and cost efficiencies

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business.

Financing Activities

We meet our funding needs through a variety of sources, including direct and third-party sourced deposits and debt instruments, such as senior unsecured notes, asset securitizations and secured borrowing facilities. The cost of funding Card Member receivables and loans is a major expense of our card operations.

Centurion Bank and American Express Bank finance their charge card receivables and credit card loans, in part, through the issuance of medium-term notes and by accepting consumer deposits in the United States. TRS, Centurion Bank and American Express Bank also fund receivables and loans through asset securitization programs. American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (collectively, “Credco”) acquires or finances charge card receivables arising from the use of corporate cards issued in the United States and consumer and corporate charge cards issued in certain countries outside the United States. Credco also acquires or finances revolving credit card loans arising from the use of consumer cards issued in certain countries outside the United States. Credco funds the acquisition or financing of receivables and loans principally through the issuance of medium-term notes.

There is a discussion of our financing activities in “Consolidated Capital Resources and Liquidity” under “MD&A” and Notes 6 and 9 to our Consolidated Financial Statements. In addition, see “Adverse financial market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” in “Risk Factors.”

Deposit Programs

Centurion Bank and American Express Bank accept deposits from individuals through third-party brokerage networks. American Express Bank also accepts deposits directly from consumers through American Express® Personal Savings, a set of deposit products, including High-Yield Savings and Certificate of Deposit accounts. As of December 31, 2015, we had approximately $54.1 billion in total U.S. retail deposits. Our deposit-taking activities compete with those of other deposit-taking organizations that source deposits through telephone, internet and other electronic delivery channels, brokerage networks and/or branch locations. We compete primarily in the deposit sector on the basis of rates and our brand and its attributes.

Card-Issuing Business and Deposit Programs — Regulation

We are subject to a variety of laws and regulations applicable to financial institutions that have become increasingly complex and robust, and supervisory efforts to apply relevant laws, regulations and policies have become more intense. Further changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could continue to impact the manner in which we conduct our business and the costs of compliance. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations.

Our charge card, consumer lending and deposit operations are subject to extensive regulation in the United States, including pursuant to:

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

•	Regulation Z (which implements TILA and was amended by the Federal Reserve to extensively revise the open end consumer credit disclosure requirements and implement the requirements of the CARD Act)

•	The Consumer Financial Protection Act (Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)) (“CFPA”)

•	The Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements)

•	The Truth in Savings Act (which requires certain disclosures about rates paid and other terms of deposit accounts)

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

In the United States, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws, including the CFPA and TILA, are supervised and examined by the CFPB. The CFPB has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. The CFPB has the authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine for compliance large financial institutions like the Company, TRS, Centurion Bank and American Express Bank. It is also authorized to collect fines and require consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices. Bankruptcy and debtor relief laws can affect our ability to collect amounts owed to us.

In October 2012, the Company, TRS, Centurion Bank and American Express Bank reached settlements with several bank regulators relating to certain aspects of our U.S. consumer card practices. In December 2013, TRS, Centurion Bank and American Express Bank reached settlements with the FDIC, OCC and CFPB to resolve regulatory reviews of marketing and billing practices related to several credit card add-on products. Internal and regulatory reviews are likely to continue to result in changes to practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination and additional restitution to Card Members, and may result in additional regulatory actions, including civil money penalties.

We are subject to certain applicable federal and state privacy, data protection and information security laws, rules and regulations, including certain requirements related to breach notification. Such laws also govern the collection, use, sharing and safeguarding of personal information. Since American Express Company and TRS are bank holding companies, our business is also subject to certain activity restrictions under the BHC Act and to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”), with regard to maintaining effective anti-money laundering (“AML”) programs. For a discussion of these and other regulations and legislation that impact our business, see “Supervision and Regulation.”

In 2003, the Federal Financial Institutions Examination Council issued guidance on credit card account management and loss allowance practices. Centurion Bank and American Express Bank regularly evaluate and discuss the guidance with their respective regulators and, as a result, may refine their practices from time to time based on regulatory input. The guidance has not had, nor do we expect it to have, any material impact on our businesses or practices.

American Express Travel & Lifestyle Services

American Express Travel & Lifestyle Services (“TLS”) is focused on delivering premium leisure travel and lifestyle-related services to Card Members and other customers in the United States and internationally. Services are provided through a proprietary network of travel and lifestyle consultants, consumer travel websites available in 14 countries and the U.S. American Express Travel Representative Network (which consists of independently owned travel agencies that license the American Express Travel brand). Additional services are offered to Gold, Platinum and Centurion Card Members when booking through TLS.

TLS competes with a variety of competitors including traditional “brick and mortar” travel agents, travel networks, travel agencies that provide travel benefits through competitors of our proprietary card business and online travel agencies.

Plenti

During 2015, we launched Plenti®, a U.S.-based loyalty coalition, with AT&T, ExxonMobil, Macy’s, Nationwide, Rite Aid, Direct Energy, Enterprise Rent-A-Car and Hulu. Coalition loyalty programs such as Plenti and our Payback® program (which is operated by our Loyalty Partner subsidiary and is described in “International Card Services”) enable consumers to earn rewards points and use them to save on purchases from a variety of participating merchants through a multi-category rewards platform that is payment agnostic. Merchants generally fund the consumer offers and are responsible to us for the cost of loyalty points; we earn revenue from operating the loyalty platform and by providing marketing support.

Our ability to generate revenue will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our loyalty programs to consumers. The continued attractiveness of our loyalty programs will also depend on our ability to remain affiliated with partners that are desirable to consumers and to offer rewards that are both attainable and attractive to consumers.

INTERNATIONAL CARD SERVICES

We offer our charge and credit cards to consumers and small businesses in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those countries we believe offer us the greatest financial opportunity. For a discussion of cards issued internationally through our GNS partner relationships, see “Global Network Services.”

We continued to bolster our international proprietary card business through the launch of a number of new or enhanced card products during 2015, including the American Express Essential™ Credit Card in Australia and the Blue Cash® Credit Card from American Express in Hong Kong. We offer many of the same programs and services in our international proprietary card-issuing business as we do in our U.S. proprietary issuing business. Also, as in the United States, we issue cards internationally under distribution agreements with financial services institutions. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue cards with some of the largest professional associations in that country. In Australia, affinity cards are a significant part of our consumer lending portfolio.

As in the United States, the Membership Rewards program is a strong driver of Card Member spending in the international consumer business. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and donations to benefit charities. In 2015, we continued to enhance our rewards programs. We provided more flexibility in the way Card Members can use their rewards points by upgrading our capabilities in certain countries to allow Card Members to use rewards to pay for eligible transactions on the Card Member’s statement as well as at the point of sale in select retail locations in store and online. We also offer the opportunity to pay for travel services by allowing International Consumer Card Members to use their Membership Rewards points to pay for their travel purchases and other charges in 19 countries outside the United States.

We continue to build on our strengths and look for further opportunities to increase our presence internationally. Through Loyalty Partner, our marketing services company, we build coalition loyalty programs, such as the Payback® program, and offer loyalty cards good for discounts and rewards at participating coalition partners. Loyalty Partner operates the Payback program in Germany, India, Italy, Mexico and Poland. Loyalty Partner also provides market analysis, operating platforms and consulting services that help merchants grow their businesses. Using these services, participating merchants are able to run targeted and tailored campaigns across various channels. Loyalty Partner has deepened our merchant relationships in certain countries, added consumers to our international customer base and expanded our range of rewards and loyalty marketing services. It also provides us opportunities to offer American Express products and services to new customer segments and develop new cobrand card products, such as the Payback cobrand card products in Germany, India, Italy and Mexico.

International Card Services — Competition

Compared with the United States, consumers outside the United States use general-purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging-market countries only just beginning to transition to card usage in any meaningful way. Although our geographic scope is widespread, we generally do not have significant share of spend on general-purpose charge, credit and debit cards in the countries in which we operate internationally. Our proprietary card-issuing business is subject to competition from multinational banks, such as Banco Santander, Citibank and HSBC, as well as many local banks and financial institutions.

International Card Services — Regulation

As discussed elsewhere in this report, regulators continued to propose and enact a variety of new regulatory changes to the payments industry during the course of 2015.

In Europe, the EU continued in its efforts to work towards greater harmonization on a number of fronts, in particular in relation to payments, AML, consumer rights, data protection and information security. These pan-European initiatives have been supplemented by a broad range of consumer protection and transparency initiatives at an individual Member State level.

In countries outside Europe, we have seen regulators initiate new regulations in relation to a number of key themes, particularly responsible lending (such as Australia, Mexico, New Zealand and Singapore), privacy and data protection (such as Australia, Canada, Mexico and Singapore), fairness and financial crime.

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

We expect this activity to continue in 2016. We continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic and regulatory environments.

GLOBAL COMMERCIAL SERVICES

In our GCS segment, we offer a wide range of payments and expense management solutions to large and mid-sized companies and organizations worldwide. GCS also offers a variety of business travel-related services to its corporate clients through the GBT JV, including: full-service online and offline travel booking and reservation services and support; travel program management services; consulting services; and meetings and events management services. Until June 30, 2014, the business travel operations were wholly owned. For more information on the GBT JV transaction, see Note 2 to our Consolidated Financial Statements.

Corporate Card Programs

The American Express® Corporate Card is a charge card that individual employees may obtain through a corporate account established by their employer for business purposes. Through our corporate card program, companies can manage their travel, entertainment and everyday business expenses. We use our closed-loop and direct relationships with merchants to offer corporate card clients enhanced data about company spending as well as the ability to efficiently manage and resolve disputes. We issue local currency corporate cards in more than 65 countries and territories, and have global U.S. dollar and euro corporate cards available in more than 100 countries and territories.

We are focused on continuing to expand our business with mid-sized companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide), which we believe represents a significant growth opportunity. Businesses of this size often do not have a corporate card program; however, once enrolled, mid-sized companies typically put a significant portion of their business spending on the corporate card because they are seeking greater control over their business expenses and the potential savings and employee benefits that can result.

Corporate Card Members can also take advantage of our Membership Rewards program to earn points that can be redeemed for air travel and hotel stays, as well as retail, home and recreation items. In select regions we also offer Corporate Membership Rewards that allows a company to earn points to redeem for enterprise-level rewards. Membership Rewards is an effective tool for encouraging corporate card usage.

Business-to-Business Payment Solutions

We offer a suite of business-to-business payment solutions to help companies manage their spend and recognize other potential benefits, including cost savings, process control and efficiency, improved cash flow and increased visibility on spend. This type of spending by companies also helps diversify our spend mix. Our corporate purchasing card helps large corporations and mid-sized companies manage their everyday spending. It is used to pay for everyday and large-ticket business expenses, such as office supplies, industrial supplies and business equipment. We issue local currency corporate purchasing cards in 25 countries.

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

Buyer Initiated Payments (“BIP”) allows companies to pay merchants electronically, which gives them more control over their payments, extends their own days payable outstanding (or “float”) and increases their cash on hand. Examples of BIP purchases by our clients include hospital equipment, industrial supplies, and construction and building materials. This solution is best suited for mid- to large-sized companies that want to convert from paper to electronic payments and optimize cash flow. BIP is currently available to companies in Australia, Canada, France, Germany, Mexico, the Netherlands, Spain, the United Kingdom and the United States.

Global Commercial Services — Competition

The corporate payments sector is dynamic and highly competitive, with much overlap between corporate and consumer payment cards and services and competition increasingly intense at both the payment provider and network levels. We are seeing increased product and price competition from payment providers, including larger regional and national banks. Customers are increasingly seeking payment products that integrate with their expense management tools and support electronic payment methods. With respect to competition at the network level, both Visa and MasterCard continue to support card issuers such as Citibank, JPMorgan Chase and U.S. Bank, including by improving data collection and reporting to meet customers’ requirements. In addition to product and price competition, other key competitive factors in the corporate payments business include global servicing capability, merchant coverage, quality of data, and access to additional services, such as reporting and program management tools, and customer experience.

Global Commercial Services — Regulation

The GCS business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well as laws that generally prohibit engaging in unfair or deceptive acts or business practices. We are also subject to certain state laws that regulate fees and charges on our products. In the United States, we are subject to certain applicable privacy, data protection and information security laws, including certain requirements related to breach notification. Such laws also govern the collection, use, sharing and safeguarding of personal information. Other countries in which we operate also have certain applicable privacy, data protection and information security laws, in some cases more stringent than the requirements in the United States. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. As discussed above, along with the rest of our business, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective AML programs. For a discussion of this legislation and its effect on our business, see “Supervision and Regulation.” In some countries, regulation of card practices and consumer protection legislation may apply to some corporate payments relationships.

GLOBAL NETWORK & MERCHANT SERVICES

The GNMS segment operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants, provides financing products for qualified merchants and leverages our closed-loop network to offer multi-channel marketing programs and capabilities, services, and reporting and analytical data to our merchants around the world. It also enters into partnership agreements with third-party card issuers and acquirers to license the American Express brand and broaden the Card Member and merchant base for our network worldwide.

Our GNS business establishes and maintains relationships with banks and other institutions around the world that issue cards and, in certain countries, acquire local merchants on the American Express network. Cards bearing our logo are accepted at all merchant locations worldwide that accept American Express-branded cards and, depending on the product, are generally accepted at ATM locations worldwide that accept our cards.

Our Global Merchant Services (“GMS”) business provides us with access to transaction and merchant data through our closed-loop network, which encompasses relationships with Card Members, merchants and merchant acquirers and processors. This capability helps us acquire new merchants, deepen relationships with existing merchants, process transactions, underwrite risk, reduce fraud and provide targeted marketing, analytics and other value-added services to merchants on our network. In addition, it allows us to analyze trends and spending patterns among various segments of our customer base.

Global Network Services

GNS focuses on partnering with select third-party banks and other institutions to issue cards and, in some countries, act as merchant acquirers on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Card Member and merchant bases for our network worldwide. This strategy also enables us to enhance our presence in countries where we already do business and expand our presence into new geographic areas generally without assuming additional Card Member credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases and are responsible for managing the credit risk associated with the cards they issue.

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

Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products that are relevant and attractive to their customers and to support the value of American Express card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.

The GNS business has established 158 card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 141 countries. Since 1999, cards-in-force issued by GNS partners have grown at a compound annual growth rate of approximately 20 percent, totaling over 47 million cards at the end of 2015. Outside the United States, approximately 80 percent of new cards issued in 2015 were cards issued by GNS partners. Spending on GNS cards has grown at a compound annual rate of 21 percent since 1999, with spending on these cards totaling $166 billion in 2015, up 3 percent from a year ago. With the total number of American Express-branded GNS partner products standing at over 1,350, GNS strengthens our brand visibility around the world, drives more transaction volume onto our merchant network and increases the number of merchants choosing to accept the American Express card.

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

Independent Operator Arrangements. The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2015, we had 71 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in countries in which we do not offer a proprietary local currency card. The partner’s local presence and relationships help us enhance the impact of our brand in the country, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO partners are licensed to issue local currency cards in their countries, including the American Express® classic Green, Gold, Platinum and Centurion cards. In addition, most of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners make the decisions about which customers will be issued cards, own the customer relationships and bear the credit and fraud risk for the American Express cards they issue. GNS generates revenues in IO arrangements from card licensing fees, commissions on Card Member billings, foreign exchange conversion revenue, commissions on charge volume at merchants, share of discount revenue and, in some partnerships, commissions on net interest income or commissions on cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Card Member and merchant servicing, and funding card receivables for their cards and payables for their merchants.

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

Examples of countries where we have entered into IO arrangements include Brazil, Colombia, Indonesia, Malaysia, Peru, Russia, South Africa, South Korea, Turkey and Vietnam. Through our IO partnerships, we believe we can accelerate growth in Card Member spending, cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements. The second type of GNS arrangement is known as a network card license (“NCL”). At the end of 2015, we had 83 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain share in countries in which we have a proprietary card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party institution a license to issue American Express-branded cards. The NCL issuer owns the customer relationships for all cards it issues, provides customer service to its Card Members, authorizes transactions, manages billing and credit and designs card product features (including rewards and other incentives for Card Members), subject to meeting certain standards. The NCL issuer bears the credit and fraud risk for the issued cards, marketing and acquisition costs, and costs of rewards and other loyalty initiatives. We (or an IO partner) operate the merchant network, route and process card transactions from the merchant’s point of sale through submission to the issuer, and settle with issuers.

Our revenues in NCL arrangements are driven by a variety of factors, including the level of Card Member spending, commissions, currency conversions and licensing fees paid by the NCL issuer and fees charged to the NCL issuer based on charge volume, plus the value-added services such as card features and benefits we provide for the NCL issuer’s Card Members. As with IO arrangements, we bear the risk arising from the NCL issuer’s potential failure to meet its settlement obligations to us, and, as a result, engage in similar monitoring and risk mitigation activities as described above.

Examples of NCL arrangements include our relationships with Wells Fargo and U.S. Bank in the United States, Santander in Mexico, Minsheng Bank in China and NOVO BANCO in Portugal.

Joint Venture Arrangements. The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland, as well as in other countries. In these countries, we join with a third party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to accept cards on the American Express network and issues local and U.S. dollar-denominated currency cards that carry our logo. In a JV arrangement, the JV bears the credit and fraud risk for the American Express cards it issues and is responsible for the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, card fees and net interest income. The economics of the JV are similar to those of our proprietary card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, American Express Overseas Credit Corporation Limited, purchases card receivables from certain of the GNS JVs from time to time.

Global Merchant Services

Our GMS business builds and maintains relationships with merchants and merchant acquirers and processors, processes card transactions and settles with merchants that choose to accept cards for purchases. We sign merchants to accept cards and provide marketing information and other programs and services to merchants, leveraging the capabilities provided by our closed-loop network. We also offer support for card acceptance, fraud prevention and other value-added services.

Our objective is for Card Members to be able to use the card wherever and however they desire, and to increase merchant acceptance in key geographic areas, industries and businesses that have not traditionally accepted the card. We add new merchants to our network through a number of sales channels: an in-house sales force; third-party sales and service agents; third-party acquirers; aggregators; strategic alliances with banks and processors; the internet; telemarketing; and inbound “Want to Honor” calls (i.e., where merchants desiring to accept our card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

With our direct and inbound channels, we acquire the merchant, own the contract, agree with the merchant on the discount rate and handle servicing. Since 1995, we have worked with third-party acquirers to acquire small- and medium-sized merchants using several different models. External sales agents, for example, acquire the merchant on our behalf, while we retain the card acceptance agreement with participating merchants, agree on the discount rate and handle servicing. In 2014, we established a new merchant-acquiring program, OptBlue, to expand card acceptance by U.S. small merchants that have a projected American Express charge volume of less than $1 million per year. In the OptBlue® program, third-party acquirers or processors contract directly with merchants for card acceptance and determine merchant pricing. The OptBlue program provides an alternative for eligible small merchants who may prefer to deal with one acquirer for all their card acceptance needs. OptBlue acquirers provide relevant merchant data back to us so we can maintain our closed loop of transaction data. In 2015, we announced the launch of OptBlue in Canada.

GMS continues to expand the number of merchants that accept our cards as well as the kinds of businesses that accept the card in order to address Card Member needs. For example, 40 percent of our U.S. billings came from the travel and entertainment sectors in 2001 and 60 percent came from retail and other sectors. In 2015, only 26 percent of U.S. billings came from the travel and entertainment sectors. This shift resulted, in part, from the growth, over time, in the types of merchants that began to accept payment cards in response to consumers’ increased desire to use these cards for more of their purchases, our focus on expanding card acceptance to meet Card Members’ needs, and increased competition for travel and entertainment sector spending.

Globally, acceptance of general-purpose cards continues to increase and we continue to grow merchant acceptance of American Express cards around the world, as well as refine our approach to calculating merchant coverage. We estimate that, as of the end of 2015, our merchant network in the United States could accommodate more than 90 percent of general-purpose card spending. Our international spend coverage is more limited, although we continue to expand our merchant network in locations outside the United States. We estimate that our international merchant network as a whole could accommodate approximately 80 percent of general-purpose card spending. These percentages are based on comparing spending on all networks’ general-purpose credit and charge cards at merchants that accept American Express cards with total general-purpose credit and charge spending at all merchants.

Discount Revenue

We earn “discount” revenue from fees charged to merchants for accepting our cards as payment for goods or services sold. The merchant discount, or discount rate, is a fee charged to the merchant for accepting our cards and is generally expressed as a percentage of the charge amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount. The merchant discount is generally deducted from the amount of the payment that the merchant acquirer (in most cases, one of our subsidiaries) pays to a merchant for charges submitted. A merchant acquirer is the entity that contracts for American Express card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which in turn submits the transactions to the appropriate card issuer. When a Card Member presents our card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that we are the merchant acquirer, we record the merchant discount as discount revenue at the time we receive the transaction. We may also charge additional fees to merchants, such as a variable fee for “non-swiped” card transactions or for transactions using cards issued outside the United States and used at merchants located in the United States.

Where we act as the merchant acquirer and the card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the card network, we will also receive financial settlement from the GNS card issuer, which in turn receives an issuer rate that is individually negotiated between the issuer and us (i.e., the amount the GNS card issuer receives for a transaction on our network with a card they issue — usually expressed as a percentage of the charge amount). The difference between the merchant discount received by us from the merchant (which is directly agreed between a merchant and us and is not based on the issuer rate) and the issuer rate received by the GNS card issuer generates a return to us. In cases where American Express is the card issuer and the merchant acquirer is a third party (which can be the case in a country in which an IO partner is the local merchant acquirer or in the United States under our OptBlue program with certain third-party merchant acquirers), we receive a network rate in our settlement with the merchant acquirer, which is individually negotiated between us and the merchant acquirer and is recorded by us as discount revenue. In contrast with networks such as those operated by Visa and MasterCard, there are no collectively set interchange rates on the American Express network, issuer rates do not serve as a basis for merchant discount rates and no fees are agreed or due between third-party bank or financial institution participants on the network.

We work hard to persuade merchants to choose to accept our payment products in addition to those of our competitors. As such, we compete on our ability to innovate and deliver meaningful value to merchants to justify the cost of acceptance. The merchant discount we charge reflects the value we deliver to the merchant and the investments we make in providing that value. We deliver greater value to merchants as compared to our competitors in a variety of ways, including through higher spending by our Card Members relative to users of cards issued on competing card networks, our product and network features and functionality, our marketing expertise and programs, information services, fraud prevention services, our dedicated client management group, and other investments that enhance the merchant value propositions associated with American Express card acceptance.

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

While we believe merchants that accept our cards understand our merchant discount pricing in relation to the value provided, we do encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of the card. Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand, subject to local legal requirements, such as Dodd-Frank in the United States.

We make efforts to limit card suppression by focusing on acquiring merchants where Card Members want to use our card; continuing to enhance the value we provide to merchants through marketing programs such as our Small Business Saturday® and Shop Small® campaigns to encourage Card Members and other consumers to shop at small merchants; addressing factors that influence merchant satisfaction; and providing earlier and more frequent communication of our value proposition. We have a client management organization dedicated to growing our merchants’ businesses and finding ways to enhance the effectiveness of our relationships with these key business partners. Most importantly, we recognize that it is the merchant’s choice whether or not to accept American Express cards and that all merchants have numerous options given the intense competition from other card networks with larger cardholder bases and from new as well as traditional forms of payment. Therefore, we dedicate substantial resources to delivering superior and differentiated value to attract and retain merchants on our network.

The laws of a number of states in the United States prohibit the surcharging of credit card purchases, although the laws in four of these states (California, Florida, New York and Texas) are being challenged in litigation brought by merchant groups. Conversely, there are certain countries in which surcharging is specifically permitted, such as Australia. Where permitted by local law, our card acceptance agreements generally include a provision under which the merchant agrees not to discriminate against our cards, such as by surcharging higher amounts on purchases with our cards than on purchases with any other cards the merchant accepts or by imposing a surcharge only on American Express card purchases, but not on purchases made with other cards. We do not prohibit merchants from offering discounts to customers who pay with cash, check or inter-bank transfers (i.e., Automated Clearing House or “ACH”). In addition, we do not prohibit U.S. merchants from offering discounts or in-kind incentives to customers who pay with particular forms of payment in accordance with the provisions of Dodd-Frank.

Enhancing Merchant Satisfaction

GMS is focused on understanding and addressing factors that influence merchant satisfaction, including developing and executing programs that increase the usage of American Express cards at merchants, using technology resources and innovative marketing tools such as social media, and applying our closed-loop capabilities and deep marketing expertise. Our closed-loop network and other relationships allow us to analyze merchant data and information on Card Member spending. This enables us to offer a range of targeted marketing services, network capabilities and special offers for the benefit of merchants and Card Members through a variety of channels. At the same time, we protect the confidentiality of Card Member and merchant information in compliance with applicable privacy, data protection and information security laws, other applicable legal requirements and our internal policies. We also work closely with our card-issuing and merchant-acquiring partners to maintain the information that supports key elements of this closed loop, providing value to Card Members and merchants.

For example, we connect merchants and Card Members through Amex Offers, a centralized portal that provides Card Members with merchant offers. Card Members can access these offers on their online account and mobile app and redeem them for couponless savings, reflected as statement credits. Amex Offers can help merchants attract new customers and generate repeat business by targeting relevant offers to Card Members. In 2015, we launched Amex Offers in the UK and Australia.

We offer fraud prevention services to merchants for transactions on the American Express network, and our subsidiary, Accertify, Inc., is a leading provider of solutions that help merchants combat fraudulent online and other card-not-present transactions. Accertify provides a hosted software application that offers an extra level of security for transactions on any of the major payment networks, including American Express, Visa, MasterCard, Discover and PayPal, or using any other alternative payment method. Accertify also offers merchants the option to outsource their end-to-end fraud management process to Accertify and provides other value-added services.

We also offer Merchant Financing, a set of products providing qualified American Express accepting merchants with access to convenient, attractively priced fixed-fee financing to support their business needs. The financing offered is a commercial loan, repaid automatically through the merchant’s daily charge submissions or business bank account.

We continue to focus our efforts in areas that make use and acceptance of our cards more secure and convenient for merchants and Card Members. We participate in standard-setting bodies, such as EMVCo and PCI Security Standards Council, LLC, designed to help drive secure and interoperable payments globally. Our goal is to make it easier for merchants to accept our cards, for Card Members to have safe and seamless experiences at the point of sale, and for issuers and acquirers that have more than one network relationship to have uniform technology standards across their card products and platforms. These efforts are particularly important as emerging technologies enabled on contactless cards, mobile phones and new payment devices offer consumers new, convenient ways to pay for their purchases.

Billing Disputes

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Card Member and a merchant is settled in favor of the Card Member. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services, and billing errors. Typically, we offset the amount due to the Card Member against payments for the merchant’s current or future charge submissions. We can realize losses when a merchant’s offsetting charge submissions cease, such as when the merchant decides to no longer accept our card or goes out of business. We monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by establishing reserves of charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a charge for payment and when we pay the merchant, requiring the merchant to secure a letter of credit or a parent company guarantee, or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies in accordance with relevant accounting rules.

Global Network & Merchant Services — Competition

Our global card network competes in the global payments industry with other card networks, including, among others, Visa, MasterCard, Discover (primarily in the United States), Diners Club International (which is owned by Discover Financial Services) and JCB and China UnionPay (primarily in Asia). We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind China UnionPay, Visa and MasterCard. In addition to such networks, a range of companies globally, including merchant acquirers and processors and companies such as PayPal, carry out some activities similar to those performed by our GMS and GNS businesses. No other single entity engages on a global basis in the full range and scale of activities that are encompassed by our closed-loop business model.

The principal competitive factors that affect the network and merchant service businesses include:

•	The number of cards-in-force and amount of spending on those cards

•	The quantity, diversity and quality of the establishments where the cards can be used

•	The economic attractiveness of the network to card issuers, cardholders and merchants

•	The success of marketing and promotional campaigns

•	Reputation and brand recognition

•	Innovation and investment in systems, technologies and product and service offerings

•	The quality of customer service

•	The payments industry expertise and capabilities that can be provided to partners in areas such as customer servicing, loyalty, fraud prevention and data analytics

•	The security of cardholder and merchant information

•	The impact of court orders and litigation settlements, ongoing litigation, legislation and government regulation

Another aspect of network competition is the dynamic and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), electronic wallet providers (including handset manufacturers, retailers, banks and technology companies), prepaid systems and systems linked to payment cards, and bank transfer models such as ACH and wire transfers. Partnerships are also being formed to create various competitors, such as merchant coalitions like the Merchant Customer Exchange. New payments competitors continue to emerge in response to evolving consumer habits and merchant needs.

New technologies and evolving consumer behavior are rapidly changing the way people interact with each other and transact business all around the world. Traditional and non-traditional competitors such as technology companies, telecommunication providers and aggregators are working to deliver digital and mobile payment services for both consumers and merchants. Competition remains fierce for obtaining and retaining online and mobile spend in the ever-increasing digital world. Alternative business models represent potentially disintermediating factors in the card payment industry and new entrants to the digital payments space may have large cash reserves and other resources available to develop new platforms and technologies, large existing customer bases and the ability to use payments as a tool to support other sources of revenue. To the extent alternative payment mechanisms and systems, such as aggregators, continue to expand successfully, discount revenues and potentially other revenues, as well as our ability to access transaction data and conduct merchant marketing through our closed-loop network, could be negatively impacted. In the United States, alternative payment vehicles that seek to redirect customers to payment systems based on ACH continue to emerge and grow, merchants with recurring billing models actively seek to switch customers to payment through direct debits from bank accounts, and existing debit networks also continue to expand both on- and off-line and are making efforts to develop online PIN functionality, which could further reduce the relative use of charge and credit cards online.

Some of our competitors have attempted to replicate our closed-loop functionality. For example, JPMorgan Chase launched ChaseNet, a merchant-processing platform developed with Visa. Efforts by some card networks, payment providers and non-traditional competitors to replicate the closed loop reflect both its continued value and the intensely competitive environment in which we operate.

Some third-party processors and acquirers offer merchants the capability of converting payment card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point of sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. Some merchants also offer this option to customers. This practice is known as “dynamic currency conversion.” Our policy generally requires merchants to submit charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Card Member’s billing currency.

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business, and “Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage to our reputation and brand” in “Risk Factors” for a discussion of the potential impact on our ability to compete effectively if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

Global Network & Merchant Services — Regulation

Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and rules that would or do impose changes on pricing or practices of card issuers, merchant acquirers and payment networks, and the establishment of broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards, services or benefits to cardholders and merchants.

In certain countries where regulations have required our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of these regulation-driven changes in the marketplace, we reduced our own merchant discount rates in Australia over time, although we have been able to increase billed business and the number of merchants accepting our cards. We have also experienced selective, but increasing, merchant surcharging on our cards in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging. The Australian surcharging standards allow us and other networks to limit merchant surcharges to “the reasonable cost of card acceptance.” This could lead to differential surcharging of American Express cards if a surcharging merchant takes the position that the cost of American Express acceptance is higher than that of other payment cards.

Following a formal review of the regulatory framework for card payments in Australia, the Reserve Bank of Australia published a consultation paper on December 3, 2015, proposing new regulations, including the following:

•

The inclusion of our GNS business in Australia under interchange regulation, which would subject GNS payments to bank partners to the same interchange caps that apply to Visa and MasterCard in Australia

•

Broadening interchange fee caps to include all amounts payable to card issuers in regulated payment systems as well as other payments to card issuers across both three- and four-party card payment networks

•

Introducing a maximum interchange fee cap, increasing the frequency of periodic weighted-average benchmark calculations and including all transactions at Australian merchants in benchmark calculations (thereby capturing foreign-issued cards, which had previously been excluded)

•

Changing the rules on merchant surcharging to limit surcharging to the actual costs of card acceptance paid to the merchant acquirer, as recorded on the merchant statement issued by the merchant acquirer

Responses to the consultation paper were due by February 3, 2016. We do not expect any changes to take effect before mid-2016.

In the European Union, the Payment Services Directive (“PSD”), adopted in 2007 and subsequently implemented by EU Member States, prescribes common rules across the EU for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the PSD is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the PSD permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the Member States are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the

Netherlands and Spain permitting it and other countries such as France, Italy and Sweden prohibiting it. All Member States permit merchants to offer discounts for particular forms of payment.

The PSD has complemented another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA has involved the adoption of new, pan-European technical standards for card transactions and the introduction of new direct debit and credit transfer systems, which we can use for collecting and initiating payments with Card Members, merchants and other counterparties. Compliance with the PSD, SEPA and related requirements has involved significant costs to implement and maintain. In addition, the Consumer Rights Directive (“CRD”) prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance in those Member States that permit surcharging pursuant to the PSD. The CRD provides no guidance to merchants on how to assess the cost of acceptance or take into account the relative value of different payment methods. A cost-based limit on surcharging could result in merchants imposing higher surcharges on American Express transactions if, in the absence of clear guidance, a surcharging merchant took the position that the cost of American Express acceptance is higher than other payment cards. These elements of the CRD may be superseded by proposals now under consideration as part of the EU Payments Package discussed above.

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

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

•

Price caps — Interchange fees on consumer card transactions in the EU are capped as of December 2015, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees and “three-party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three-party” networks should be treated as “four-party” networks (such as Visa and MasterCard, which have interchange fees) when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a cobrand partner or through an agent. This means, for example, the caps will apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU, which may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressures on merchant fees across the industry, including our discount rates. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

•

Card acceptance terms —“Anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, are prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on “anti-steering rules” took effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules takes effect in June 2016.

•

Network licensing — In December 2015, the geographic scope of network licenses within the EU, including those we agree to with our GNS partners, was amended to cover the entire EU. This allows GNS partners to actively pursue their American Express business throughout the EU, including countries where we or other GNS partners are present, and may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity to incentivize development of the American Express business in relation to a particular country.

•

Separation of network processing — From June 2016, card networks will be required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This provision does not generally apply to “three-party” payment networks, such as American Express, but may be deemed applicable, for example, where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

•

Co-badging of cards — From June 2016, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

The PSD2 was adopted on November 25, 2015, and was published in the Official Journal of the EU on December 23, 2015. Each Member State has until January 2018 to transpose the PSD2 into national law.

Among other terms, the published text of PSD2 includes provisions that will (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the ability of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including three-party payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The potential surcharging regulation may increase instances of differential surcharging of our cards, prompt customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction. The access requirements will undermine the flexibility and discretion we have had to date in deciding with whom to partner in our GNS business.

We see a trend toward regulation of the payments industry in other countries, too. For example, in Mexico, the central bank issued rules in March 2014 for the regulation of payment instruments and the authorization of payment clearinghouses, including requirements on non-discrimination and access; however, “closed-loop” networks such as American Express are exempt as are also our licensing arrangements, provided that volumes under these arrangements fall below a certain sector share (as do currently our GNS volumes in Mexico). In Canada, regulators have prompted the major international card networks to make voluntary commitments on pricing, specifically interchange fee levels; in the case of American Express, our commitment extends to maintaining current pricing practices whereby issuer rates received by GNS partners are agreed to bilaterally with each partner, rather than multilaterally, and merchant pricing is simple, transparent and value-based with the same rate for the acquiring of credit and charge card transactions for a particular merchant regardless of the type of card that is presented. In Malaysia, the central bank introduced rules that impose caps on interchange fees, permit steering by merchants and co-badging of debit cards with other card networks, and require issuers to offer cardholders the option of taking up a basic card product with minimal or no cardholder incentives or rewards and at zero or nominal cost to the cardholder.

In some countries governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act 2007 to regulate the membership and operations of card networks. In Indonesia, bank regulations require participants in a card payment and settlement business to obtain a license and establish a local legal entity, and the central bank is now considering the establishment of a domestic processing infrastructure for local transactions. In Russia, card network operators must be authorized by the central bank, and newly enacted regulation requires networks to place security deposits with the central bank, process all local transactions using government-owned infrastructure and insure that local transaction data remains within the country. Governments in some countries also provide resources or protection to select domestic payment card networks. For example, China recently proposed new regulation that will permit foreign card networks to operate domestically in the country for the first time, subject to licensing, capital and other requirements. The development and enforcement of these and other similar laws, regulations and policies in international markets may adversely affect our ability to compete effectively in such countries and maintain and extend our global network.

As the operator of a general-purpose card network, we are also subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act. We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient AML controls to prevent our network from being used for money laundering or terrorist financing purposes. As aggregators and other third parties add merchants to the American Express network, we have expanded our due diligence to review the AML and “know your customer” policies and controls of those third parties, and retain the right to require termination of merchants’ card acceptance under appropriate circumstances. Since American Express Company and TRS are bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. As a service provider to regulated U.S. banks, our GNS business is subject to review by certain federal banking regulators, including the Federal Reserve, the FDIC and the OCC. For additional information about our regulatory status, see “Supervision and Regulation.”

CORPORATE & OTHER

Corporate & Other consists of corporate functions and certain other businesses, including our prepaid services business (which offers stored value/prepaid products, such as American Express Serve®, Bluebird®, the American Express® Gift Card and Travelers Cheques), LoyaltyEdge® and our foreign exchange services. Our support functions, including servicing, credit and technology, are organized by process rather than business unit, which we believe serves to streamline costs, reduce duplication of work, better integrate skills and expertise and improve customer service.

        As an issuer of stored value/prepaid products, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. We hold the funds received for stored value/prepaid products in accordance with applicable law, predominantly in highly rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations and bank deposit accounts. Sales of Travelers Cheques and net interest income from the Travelers Cheque investment portfolio continued to decline in 2015. We are also required by the laws of many states to comply with unclaimed and abandoned property laws, under which we must pay to states the face amount of any Travelers Cheque or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product.

In November 2014, the CFPB proposed regulatory standards for prepaid cards, including uniform disclosures, certain protections for consumers and other requirements. Because the proposed rule is not final, the ultimate impact of these measures on us is not certain.

SUPERVISION AND REGULATION

Overview

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and American Express Bank. They prescribe standards relating to, among other things, capital, earnings, liquidity, stress tests, resolution planning, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, corporate governance, internal controls, information systems, risk management, internal audit systems, compensation, loan documentation, credit underwriting, asset growth and impaired assets. Such laws, regulations and policies are intended primarily for the protection of our depositors and other customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or other creditors. The costs of compliance with this extensive regulatory regime are substantial. In recent years, the financial services industry has been subject to rigorous examination scrutiny, high regulatory expectations, and a stringent and unpredictable regulatory enforcement environment. American Express Company and TRS are bank holding companies and financial holding companies under the BHC Act. As bank holding companies under the BHC Act, American Express Company and TRS are subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. bank subsidiaries with respect to the supervision and regulation of those institutions. Banking regulators have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound (which such authorities generally interpret broadly). We are also subject to supervision, examination and enforcement by the CFPB with respect to marketing and sale of consumer financial products and compliance with certain federal consumer financial laws, including, among other laws, the CFPA and the TILA.

Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement), as well as the enforcement of both existing and new laws and regulations, could materially adversely affect our financial condition or results of operations. In addition to the discussion in this section, see “Risk Factors — Legal and Regulatory Risks” for a further discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

See also “Card-Issuing Business and Deposit Programs — Regulation” under “U.S. Card Services,” “International Card Services — Regulation,” “Global Commercial Services — Regulation” and “Global Network & Merchant Services — Regulation” for a discussion of certain regulatory considerations specifically applicable to our business segments.

Financial Holding Company and Bank Holding Company Status and Activities

The BHC Act limits the non-banking activities of bank holding companies. The activities of bank holding companies that are not “financial holding companies” are restricted to those activities that the Federal Reserve has determined are “so closely related to banking as to be a proper incident thereto.” An eligible bank holding company may elect to become a financial holding company, which is authorized to engage in a broader range of financial and related activities. As a financial holding company, American Express engages in various activities permissible only for a financial holding company including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services.

For a bank holding company to be and remain eligible for financial holding company status, the bank holding company and each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed,” and each of its subsidiary U.S. depository institutions must have received at least a “satisfactory” rating on its most recent assessment under the Community Reinvestment Act of 1977 (the “CRA”). If the bank holding company fails to meet applicable standards for financial holding company status, it is likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest its subsidiary U.S. depository institutions.

Acquisitions and Investments

Applicable federal and state laws place limitations on the ability of persons to invest in or acquire control of us without providing notice to or obtaining the approval of one or more of our regulators. In addition, we are subject to banking laws and regulations that limit our investments and acquisitions and, in some cases, subject them to the prior review and approval of our regulators, including the Federal Reserve, the OCC and the FDIC. The banking agencies have broad discretion in evaluating proposed acquisitions and investments that are subject to their prior review or approval.

Source of Strength

A bank holding company is required by statute to act as a source of strength to all of its insured depository institution subsidiaries. Therefore, the Company is required to act as a source of strength to Centurion Bank and American Express Bank and may be required to commit capital and financial resources to support both institutions. Such support may be required at times when, absent this requirement, the Company otherwise might determine not to provide it.

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

Heightened Prudential Requirements for Large Bank Holding Companies

Dodd-Frank imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, including the Company, and requires the Federal Reserve to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies. The Federal Reserve’s final rule implementing certain enhanced prudential requirements, including enhanced liquidity and overall risk management, became effective on January 1, 2015. The Federal Reserve has not yet finalized rules for two heightened prudential requirements mandated by Dodd-Frank — namely, bank holding company-consolidated limits on exposures to single counterparties and early remediation requirements for large bank holding companies experiencing financial distress. Apart from Dodd-Frank’s requirements, the Federal Reserve has discretionary authority to establish additional prudential standards on its own, or at the recommendation of the Financial Stability Oversight Council.

Stress Testing

As part of its implementation of the enhanced prudential requirements of Dodd-Frank, the Federal Reserve issued rules relating to annual supervisory and semiannual company-run analyses of certain large bank holding companies, such as the Company, to evaluate whether the companies have sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions (so-called “stress tests”). The Federal Reserve applies its stress test rules and its capital planning requirements, discussed in “Capital Planning,” on a consolidated basis.

The FDIC and the OCC have also issued rules consistent with the Federal Reserve’s regulations governing company-conducted stress testing to implement annual company stress testing requirements applicable to certain banking organizations, including Centurion Bank and American Express Bank.

Centurion Bank and American Express Bank began reporting the results of their stress tests in 2015 and we publish the stress test results for the Company, Centurion Bank and American Express Bank on our Investor Relations website.

Capital Planning

Bank holding companies with $50 billion or more in total consolidated assets, including the Company, are required to develop and maintain a capital plan, and to submit the capital plan to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (“CCAR”) process. CCAR is designed to evaluate the capital adequacy, capital adequacy process and planned capital distributions, such as dividend payments and common stock repurchases, of a bank holding company subject to CCAR. As part of CCAR, the Federal Reserve evaluates whether a bank holding company has sufficient capital to continue operations under various scenarios of economic and financial market stress (developed by both the bank holding company and the Federal Reserve, including “adverse” and “severely adverse” stress scenarios developed by the Federal Reserve). The scenarios are designed to stress our risks and vulnerabilities and assess our pro-forma capital position and ratios under hypothetical stressed environments. The Federal Reserve will also evaluate whether the bank holding company has robust, forward-looking capital planning processes that account for its unique risks.

The capital plan must cover a “planning horizon” of at least nine quarters (beginning with the quarter preceding the submission of the plan). The Federal Reserve has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans. Bank holding companies are also subject to an ongoing requirement to revise and resubmit their capital plans upon the occurrence of certain events specified by rule, or when required by the Federal Reserve. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s non-objection to our capital plan under both quantitative and qualitative tests. Should the Federal Reserve object to a capital plan, a bank holding company may not make any capital distribution other than those capital distributions to which the Federal Reserve has indicated its non-objection in writing. Beginning in 2016, participating bank holding companies are required to submit their capital plans and stress testing results to the Federal Reserve on or before April 5 of each year, instead of on or before January 5 of each year as previously required.

The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR 2016, including the reasons for any objection to capital plans, by June 30, 2016. In addition, the Federal Reserve will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.

Dividends

The Company and TRS, as well as Centurion Bank and American Express Bank, are limited in their ability to pay dividends by banking statutes, regulations and supervisory policy. In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and American Express Bank, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. As described in “Prompt Corrective Action,” the Federal Deposit Insurance Act (“FDIA”) also generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal banking regulators have authority to prohibit or limit the payment of a dividend if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Dividend payments by the Company and TRS to shareholders are subject to the oversight of the Federal Reserve. It is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders generated over the past year and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. See also “Heightened Prudential Requirements for Large Bank Holding Companies — Capital Planning.” Moreover, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve could prohibit a dividend by the Company or TRS that the Federal Reserve believes would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

In addition, the Company generally is required to obtain prior approval from the Federal Reserve before it can make capital distributions, including dividend payments, under any of the following circumstances (regardless of whether the distribution is part of a capital plan to which the Federal Reserve has not objected):

•	The Company will not meet a minimum regulatory capital ratio after giving effect to the capital distribution;

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

Resolution Planning

In December 2015, we filed an updated plan for the rapid and orderly resolution of the Company under the Bankruptcy Code in the event of material distress or failure. Under rules adopted by the Federal Reserve and the FDIC pursuant to Dodd-Frank, we are required to update this resolution plan annually and may be required to update it upon the occurrence of material changes in our business, structure or operations. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. If the Federal Reserve and the FDIC determine that our plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements, or restrictions on our growth, activities or operations, or may ultimately be required to divest certain assets or operations to facilitate an orderly resolution.

Capital Adequacy

The Company, Centurion Bank and American Express Bank are required to comply with the applicable capital adequacy rules established by federal banking regulators. These rules are intended to ensure that bank holding companies and banks (collectively, “banking organizations”) have adequate capital given the level of assets and off-balance sheet obligations, and to minimize disincentives for holding liquid assets.

Since January 1, 2014, subject to certain transitional provisions, the Company, Centurion Bank and American Express Bank have been subject to the federal banking regulators’ revised capital rules (the “New Capital Rules”). The New Capital Rules substantially revised the general risk-based capital rules previously applicable to banking organizations to make them more risk sensitive and largely implement the Basel Committee on Banking Supervision’s (“Basel Committee”) final framework for strengthening international capital regulation, known as Basel III. For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” under “MD&A.”

New Capital Rules

Under the New Capital Rules, new minimum capital and buffer requirements were established and will be fully phased-in by 2019. Specifically, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (“CET1”), Tier 1 and Total capital to risk-weighted assets. In addition, all banking organizations remain subject to a minimum leverage ratio of Tier 1 capital to total adjusted average assets (as defined for regulatory purposes). Advanced approaches institutions, such as the Company, will also become subject to a supplementary leverage ratio. In addition, advanced approaches institutions calculate risk-based capital ratios under both the generally applicable standardized approach and the advanced approaches capital rule, and then use the lower of each capital ratio to determine whether it meets its minimum risk-based capital requirements. The portions of the New Capital Rules implementing the standardized approach became effective January 1, 2015.

During 2014, we began reporting our capital adequacy ratios on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the Basel III standardized approach, as adjusted for certain items, and the requirements for an advanced approaches institution. During this parallel period, federal banking regulators assess our compliance with the advanced approaches requirements. We continue to make progress in complying with the requirements, including refining our calculations to align the requirements with our asset types. The parallel period will continue until we receive regulatory approval to exit parallel reporting, at which point we will begin publicly reporting capital ratios using risk-weighted assets calculated under both the advanced approaches and the standardized approach in the New Capital Rules, and will be required to use the lower of these ratios in order to determine whether we are in compliance with minimum capital requirements. Depending on how the advanced approaches are ultimately implemented for our asset types, our capital ratios calculated under the advanced approaches may be lower than under the standardized approach. The Federal Reserve has indefinitely delayed use of the advanced approaches in CCAR and, therefore, the standardized approach will remain the applicable measurement for such purposes.

Commencing January 1, 2015, the Company, Centurion Bank and American Express Bank must each maintain CET1, Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively, without giving effect to the capital conservation buffer or countercyclical capital buffer discussed below.

The New Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively, on a fully phased-in basis. Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase in equal increments at the beginning of each year until it is fully implemented on January 1, 2019. Additionally, as noted above, the required minimum capital ratios for advanced approaches institutions such as the Company may be further increased by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent, which may be assessed when federal banking regulators determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. As a result, when fully phased-in, the countercyclical capital buffer and capital conservation buffer could potentially result in effective minimum CET1, Tier 1 capital and Total capital ratios of 9.5 percent, 11.0 percent and 13.0 percent, respectively.

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

As a supervisory matter, federal banking regulators expect most bank holding companies, and in particular larger bank holding companies such as the Company, to maintain regulatory capital ratios that, at a minimum, qualify a bank holding company and its depository institution subsidiaries as “well capitalized.” The rules also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. For example, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. Furthermore, since the 2008-2009 financial crisis, federal banking regulators have encouraged larger bank holding companies to maintain capital ratios appreciably above the “well capitalized” standard. The Federal Reserve has also focused on the regulatory requirement that common equity be the “predominant” element of Tier 1 capital.

In December 2015, the Basel Committee proposed a series of revisions to the standardized approach to calculating regulatory capital requirements, including new rules that would require holding additional capital for certain “unconditionally cancellable commitments” such as unused credit card lines of credit. If adopted in the United States as proposed by the Basel Committee, the changes would require credit card issuers like us to hold significantly more capital. Federal banking regulators have previously acknowledged the proposal and indicated that the revisions would apply primarily to large, internationally active banking organizations. This could include all advanced approaches institutions, such as the Company. In addition, the Basel Committee has proposed adjustments to the standardized calculation of operational risk capital requirements. If adopted in the United States as proposed by the Basel Committee, the changes would require banking organizations that are highly specialized in fee-based businesses and conduct significant fee-based activities like us to hold significantly more capital.

Leverage Requirements

Banking organizations are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted average assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.

The New Capital Rules also establish a supplementary leverage ratio requirement for advanced approaches banking organizations such as the Company, consistent with the Basel III framework. The supplementary leverage ratio is the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures. The New Capital Rules require a minimum supplemental leverage ratio of 3.0 percent for advanced approaches banking organizations as reported to the federal banking regulators, with full implementation and compliance by January 1, 2018.

Liquidity Regulation

Liquidity risk management and supervision have become increasingly important since the financial crisis. The Federal Reserve’s heightened prudential requirements rule, which applies to the Company and is discussed in “Heightened Prudential Requirements for Large Bank Holding Companies,” includes enhanced liquidity and overall risk management requirements. The Federal Reserve’s rule focuses on a bank holding company’s process to manage liquidity risk and details certain requirements and responsibilities for boards of directors and senior management relating to liquidity planning and overall risk management. The rule also requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected funding needs for 30 days over a range of liquidity stress scenarios.

In addition, the Company has been subject to the liquidity coverage ratio (“LCR”) requirement since January 2015, which is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The ratio of a firm’s high-quality liquid assets to its projected net outflows is its LCR. The most comprehensive form of the LCR requirement applies only to advanced approaches banking organizations, such as the Company, and their depository institution subsidiaries with $10 billion or more in total consolidated assets, such as Centurion Bank and American Express Bank. Under the federal banking regulators’ LCR rule, covered banking organizations are required to comply with the LCR on an accelerated schedule, maintaining a minimum ratio of 80 percent beginning January 1, 2015, 90 percent by January 1, 2016 and 100 percent by January 1, 2017. The Company is required to calculate the LCR on a monthly basis, and on a daily basis starting July 1, 2016. As of December 31, 2015, the Company, Centurion Bank and American Express Bank were in compliance with the requirements of the LCR rule. The LCR is one of the two new standards provided for in the Basel III liquidity framework.

The Basel III framework also includes a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. On October 31, 2014, the Basel Committee published the final NSFR, which contemplates that the NSFR will be implemented as a minimum standard by January 1, 2018. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks. Federal banking regulators have not yet proposed rules implementing the NSFR liquidity framework for U.S. banking institutions, so the ultimate requirements to which we may be subject are not yet known.

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and American Express Bank) that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

The FDIA generally prohibits a bank, including Centurion Bank and American Express Bank, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A significant amount of our outstanding U.S. retail deposits has been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes. A bank that is less than well capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized depository institutions may not solicit deposits by offering interest rates that are significantly higher than the prevailing rates of interest on insured deposits in such institution’s normal market areas or in the market area in which such deposits would otherwise be accepted. There are no such restrictions on a bank that is well capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). If a depository institution’s federal regulator determines that the institution is in an unsafe or unsound condition or is engaging in unsafe or unsound banking practices, the regulator may reclassify a well capitalized institution as adequately capitalized, require an adequately capitalized institution to comply with certain restrictions as if it were undercapitalized, or require an undercapitalized institution to take certain actions applicable to significantly undercapitalized institutions, all of which would adversely impact the institution’s ability to accept brokered deposits. For a description of our deposit programs, see “Deposit Programs” under “U.S. Card Services — Consumer and Small Business Services.”

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

Transactions Between Centurion Bank or American Express Bank and Their Respective Affiliates

Certain transactions (including loans and credit extensions from Centurion Bank and American Express Bank) between Centurion Bank and American Express Bank, on the one hand, and their affiliates (including the Company, TRS and their non-bank subsidiaries), on the other hand, are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and regulation. Transactions subject to these restrictions are generally required to be made on an arms-length basis. These restrictions generally do not apply to transactions between a depository institution and its subsidiaries.

FDIC Deposit Insurance and Insurance Assessments

Centurion Bank and American Express Bank accept deposits and those deposits are insured by the FDIC up to the applicable limits. Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at either of our insured depository institution subsidiaries.

The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, which are subject to adjustment by the FDIC. For example, on October 22, 2015, the FDIC proposed rules imposing a temporary assessment surcharge for banks with at least $10 billion in assets. This surcharge would result in increased costs for Centurion Bank and American Express Bank.

FDIC Powers upon Insolvency of Insured Depository Institutions

If the FDIC is appointed the conservator or receiver of an insured depository institution, such as Centurion Bank or American Express Bank, upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses of the FDIC against an insured depository institution would be afforded priority over other general unsecured claims against the institution, including claims of debt holders of the institution and depositors in non-U.S. offices, in the liquidation or other resolution of the institution by a receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of Centurion Bank or American Express Bank, the debt holders and depositors in non-U.S. offices would be treated differently from, and could receive substantially less, if anything, than the depositors in U.S. offices of the depository institution.

Orderly Liquidation Authority under Dodd-Frank

Dodd-Frank created the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including bank holding companies, under which the Treasury Secretary may appoint the FDIC as receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. OLA is similar to the FDIC resolution model for depository institutions, including granting very broad powers to the FDIC as receiver. Though creditors’ rights under OLA were modified from the FDIC regime to reduce disparities in treatment between OLA and the U.S. Bankruptcy Code, substantial differences exist between the two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in limited circumstances, the use of an administrative claims procedure to determine creditor claims (as opposed to the judicial procedure used in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. The OLA is separate from the Company’s resolution plan discussed in “Resolution Planning.”

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

Cross-Guarantee Provisions

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions, such as Centurion Bank and American Express Bank, may be liable to the FDIC with respect to any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with the default of, or FDIC assistance to, any commonly controlled insured depository institution. Centurion Bank and American Express Bank are commonly controlled within the meaning of the FIRREA cross-guarantee provision. A cross-guarantee claim of the FDIC against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

Community Reinvestment Act

Centurion Bank and American Express Bank are subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires an institution’s primary federal regulator, as part of the examination process, to assess the institution’s record in meeting its obligations under the CRA, and also to take such assessment into account in evaluating merger and acquisition proposals and applications to open or relocate a branch office. American Express Bank was examined by the OCC during the fourth quarter of 2012 and received a “satisfactory” CRA rating. Centurion Bank was examined by the FDIC for CRA compliance during the third quarter of 2015. We are awaiting the results of this examination. In its last examination, Centurion Bank received a “satisfactory” CRA rating.

Privacy and Data Protection

Regulatory and legislative activity in the areas of privacy, data protection and information security continues to increase worldwide. We have established and continue to maintain policies that provide a framework for compliance with applicable privacy, data protection and information security laws, meet evolving customer privacy expectations and support and enable business innovation and growth.

Our regulators, including regulatory examiners, are increasingly focused on ensuring that our privacy, data protection and information security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to safeguard their personal information in accordance with applicable privacy, data protection and information security laws.

In the United States, certain of our businesses may be subject to the privacy, disclosure and information security provisions of the Gramm-Leach-Bliley Act (“GLBA”) and its implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on the ability of a financial institution to share consumers’ nonpublic personal information with nonaffiliated third parties; requires that a financial institution provide certain disclosures to consumers about its data collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions), and requires the financial institution to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities and the sensitivity of customer information processed by the financial institution. The GLBA does not preempt state laws that afford greater privacy protections to consumers. Various states also have adopted laws, rules and/or regulations pertaining to privacy and/or information security, including certain potentially applicable financial privacy laws (such as a law in effect in California); data security and/or data disposal requirements (including potentially applicable requirements adopted in states such as Massachusetts and Nevada); online privacy laws (such as a law in effect in California); and laws relating to the confidentiality of certain types of data (such as laws governing certain health-related information and/or Social Security numbers, for which there are also potentially applicable federal laws, rules, regulations and/or guidance as well). Certain of these requirements may apply to the personal information of our employees and/or contractors as well as our customers.

Various U.S. federal banking regulators and 47 U.S. states, the District of Columbia, Guam, Puerto Rico and the Virgin Islands have enacted data security breach notification requirements with varying levels of individual, consumer, regulator and/or law enforcement notification in certain circumstances in the event of a data security breach. Data breach notification laws are also becoming more prevalent in other parts of the world where we operate, including Germany, Japan, Mexico, South Korea and Taiwan. In many countries that have yet to impose data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary breach notification.

We are also subject to certain privacy, data protection and information security laws in other countries in which we operate (including countries in the EU, Australia, Canada, Japan, Hong Kong, Mexico and Singapore), some of which are more stringent than those in the United States. We have also seen some countries institute laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could limit our ability to optimize the use of our closed-loop data.

In Europe, European Directive 95/46/EC (commonly referred to as the “Data Protection Directive”), which has been in place since 1995, provides for the protection of individuals with regard to the processing of personal data and on the free movement of such data. The Data Protection Directive requires the controller and/or processor of an individual’s personal data to, among other things, take the necessary technical and organizational steps to protect personal data. We generally rely on our binding corporate rules as the primary method for lawfully transferring data from our European entities to our entities in the United States and elsewhere globally. European Directive 2002/58/EC (commonly referred to as the “e-Privacy Directive”) sets out requirements for the processing of personal data and the protection of privacy in the electronic communications sector. The ePrivacy Directive places restrictions on, among other things, the sending of unsolicited marketing communications, as well as on the collection and use of data about internet users.

In January 2012, the Commission proposed data protection framework regulation to replace the Data Protection Directive. The EU legislative process is in the final stages and the new regulation will affect parties, such as the Company, that collect and/or process the personal data of residents of Member States and may result in additional compliance requirements and costs. The new regulation includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to data subjects and supervisory authorities, applying uniformly across sectors and across the EU and significant fines for non-compliance.

In 2015, the European Central Bank and the European Banking Authority enacted secondary legislation focused on security breaches, strong customer authentication and information security-related policies. Likewise, the Commission released in December 2015 the text of its draft proposed network information security directive, to be implemented into national laws by Member States. PSD2 also contains regulatory requirements on strong customer authentication and measures to prevent security incidents.

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

The FACT Act also amended the FCRA by adding several provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. Our internal policies and standards, as well as our enterprise-wide data protection, information security and fraud prevention programs, are designed to comply with the identity theft requirements. The FACT Act also imposes duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency Since 2011, Dodd-Frank has required the addition of certain information about credit scores to “risk-based pricing” notices and to adverse action notices otherwise required by the FCRA. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit.

The CARD Act

The CARD Act regulates credit card billing, pricing, disclosure and other practices, as well as certain aspects of gift certificates, store gift cards and general-use prepaid cards primarily for personal use. Under the CARD Act, issuers must not open a credit card account or increase a credit line without considering the consumer’s ability to make the required minimum payments under the terms of the account.

With respect to billing and payment, the CARD Act prohibits a card issuer from treating any payment as late for any purpose, including imposing a penalty interest rate or late fee, unless the issuer has adopted reasonable procedures designed to ensure that a periodic statement showing the required minimum payment is mailed to the consumer at least 21 days before the payment due date.

With respect to pricing, the CARD Act prohibits an issuer from increasing any annual percentage rate (“APR”) on an outstanding balance, except in specific enumerated circumstances. If an issuer increases an APR, the CARD Act requires that the issuer periodically reevaluate the APR increase to determine if a decrease is “appropriate.” Penalty fees for a violation with respect to an account be “reasonable and proportional” to such violation.

With respect to disclosure, the CARD Act generally requires issuers to provide certain repayment disclosures on periodic statements, such as a disclosure of the total cost to the consumer, including interest charges, of paying off a balance by making only the required minimum payment each billing cycle. An issuer is also obligated to provide advance notice prior to making “significant” changes to the terms of an account (such as increasing an APR or a late fee) and, in some cases, give the consumer the right to reject the proposed change.

Anti-Money Laundering Compliance

American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Bank Secrecy Act, as it has been amended by the Patriot Act. In Europe, AML requirements are largely the result of countries transposing the 3rd EU Anti-Money Laundering Directive (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. The 4th EU Anti-Money Laundering Directive was published in June 2015, which added new AML requirements. Each Member State has two years to transpose the new Directive into national law. Numerous other countries, such as Argentina, Australia, Canada and Mexico, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.

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

During the year ended December 31, 2015, American Express Global Business Travel booked three hotel reservations at Homa Hotel Tehran, one hotel reservation at Esteghlal Grand Hotel and two hotel reservations at Esteghlal East Wing Hotel. In addition, certain third-party service providers obtained approximately 40 visas from Iranian embassies and consulates around the world during the year ended December 31, 2015 in connection with certain travel arrangements on behalf of American Express Global Business Travel and TLS clients. We and American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed us that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the year ended December 31, 2015 it obtained 92 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of its clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. In June 2010, federal banking regulators issued final guidance on sound incentive compensation practices that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies, such as the Company, as well as all insured depository institutions, including Centurion Bank and American Express Bank. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage imprudent risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices of a banking institution that are identified by the Federal Reserve or other banking regulators in connection with its review of such organization’s compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Additionally, in 2011, federal banking regulators, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration issued proposed rulemaking pursuant to Dodd-Frank on incentive-based compensation practices. Under the proposed rule, all financial institutions with total consolidated assets of $1 billion or more (such as the Company, Centurion Bank and American Express Bank) would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by offering “excessive” compensation or compensation that could lead the company to material financial loss. All covered institutions would be required to provide federal regulators with additional disclosures to determine compliance with the proposed rule and also to maintain policies and procedures to ensure compliance. Additionally, for covered institutions with at least $50 billion in total consolidated assets, such as the Company, the proposed rule requires that at least 50 percent of certain executive officers’ incentive-based compensation be deferred for a minimum of three years and provides for the adjustment of deferred payments to reflect actual losses or other measures of performance that become known during the deferral period. Moreover, the board of directors of a covered institution with at least $50 billion in total consolidated assets must identify employees who have authority to expose an institution to substantial risk, evaluate and document the incentive-based compensation methods used to balance risk and financial rewards for the identified employees, and approve incentive-based compensation arrangements for those employees after appropriately considering other available methods for balancing risk and financial rewards. The comment period for this rule ended in May 2011. Although final rules have not yet been adopted, officials from the Federal Reserve have indicated that federal banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to what was initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of these policies and regulations on executive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies and regulations will adversely affect our ability to hire, retain and motivate key employees.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The anti-bribery provisions of the FCPA are enforced by the U.S. Department of Justice (“DOJ”). The FCPA also requires us to strictly comply with certain accounting and internal controls standards, which are enforced by the SEC. In recent years, DOJ and SEC enforcement of the FCPA has become more intense. The UK Bribery Act, which took effect in July 2011, also prohibits commercial bribery, and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure to comply with the FCPA, the UK Bribery Act and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. The risk may be greater when we transact business, whether through subsidiaries or joint ventures or other partnerships, in countries with higher perceived levels of corruption. We have risk-based policies and procedures designed to detect and deter prohibited practices, provide specialized training, monitor our operations and payments, and investigate allegations of improprieties relating to transactions and the manner in which transactions are recorded. However, if our employees, contractors or agents fail to comply with applicable laws governing our international operations, the Company, as well as individual employees, may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our card products and other financial services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements.) Our revenues can be affected by political and economic conditions in these countries as well as by foreign exchange rate fluctuations. See “Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital” under “Risk Factors.”

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding our reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below, in alphabetical order, is a list of all our executive officers as of February 19, 2016, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, Global Consumer Services

Mr. Buckminster (55) has been President, Global Consumer Services since October 2015. Prior thereto, he had been President, Global Network and International Card Services since February 2012 and President, International Consumer and Small Business Services since November 2009.

JAMES BUSH —	President, Global Network and International Consumer Services

Mr. Bush (57) has been President, Global Network and International Consumer Services since October 2015. Prior thereto, he had been Executive Vice President, World Service since October 2009.

JEFFREY C. CAMPBELL —	Executive Vice President and Chief Financial Officer

Mr. Campbell (55) has been Executive Vice President, Finance since July 2013 and Chief Financial Officer since August 2013. Mr. Campbell joined American Express from McKesson Corporation, a health care services company, where he served as Executive Vice President and Chief Financial Officer since 2004.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer

Mr. Chenault (64) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX —	Chief Human Resources Officer

Mr. Cox (52) has been Chief Human Resources Officer since April 2005.

PAUL FABARA —	President, Global Risk & Compliance Group and Chief Risk Officer

Mr. Fabara (50) has been President, Global Risk & Compliance Group and Chief Risk Officer since February 2016 and President, Global Banking Group since February 2013. He also served as President, Global Network Business from September 2014 to October 2015. Prior thereto, he had been Executive Vice President, Global Credit Administration since January 2011. Mr. Fabara joined American Express from Barclays PLC, where he served as Managing Director and Global Head, Operations, Regulatory, Implementation and Planning from February 2009 to January 2011.

MARC D. GORDON —	Executive Vice President and Chief Information Officer

Mr. Gordon (55) has been Executive Vice President and Chief Information Officer since September 2012. Mr. Gordon joined American Express from Bank of America, where he served as Enterprise Chief Information Officer from December 2011 until April 2012. Prior thereto, he had been Chief Technology Officer and head of Global Delivery Operations at Bank of America from May 2008 until November 2011.

ASH GUPTA —	President, Credit Risk and Global Information Management

Mr. Gupta (62) has been President, Credit Risk and Global Information Management since February 2016. Prior thereto, he had been President, Risk and Information Management and Chief Risk Officer since July 2007.

MICHAEL J. O’NEILL —	Executive Vice President, Corporate Affairs and Communications

Mr. O’Neill (62) has been Executive Vice President, Corporate Affairs and Communications since September 2014. Prior thereto, he had been Senior Vice President, Corporate Affairs and Communications since March 1991.

LAUREEN E. SEEGER —	Executive Vice President and General Counsel

Ms. Seeger (54) has been Executive Vice President and General Counsel since July 2014. Ms. Seeger joined American Express from McKesson Corporation, where she served as Executive Vice President, General Counsel and Chief Compliance Officer since 2006.

SUSAN SOBBOTT —	President, Global Commercial Payments

Ms. Sobbott (51) has been President, Global Commercial Payments since October 2015 and President, Global Corporate Payments since January 2014. Prior thereto, she had been President, American Express OPEN since 2004.

STEPHEN J. SQUERI —	Vice Chairman

Mr. Squeri (56) has been Vice Chairman since July 2015. Prior thereto, he had been Group President, Global Corporate Services since November 2011. Prior thereto, he had been Group President, Global Services since October 2009.

ANRÉ WILLIAMS —	President, Global Merchant Services and Loyalty

Mr. Williams (50) has been President of Global Merchant Services and Loyalty since October 2015 and President, Global Merchant Services since November 2011. Prior thereto, he had been President, Global Corporate Payments since June 2007.

EMPLOYEES

We had approximately 54,800 employees on December 31, 2015.

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

You can find certain statistical disclosures required of bank holding companies starting on page A-1, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

This section highlights specific risks that could affect us and our businesses. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative effect on the trading price of our securities.

Strategic, Business and Competitive Risks

Difficult economic conditions may materially adversely affect our business and results of operations.

Our results of operations are materially affected by economic conditions, both in the United States and elsewhere around the world. Uncertain expectations for global economic growth have had, and may continue to have, an adverse effect on us, in part because we are very dependent upon the level of consumer and business activity and the demand for credit and payment products. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on our cards and the ability and willingness of Card Members to pay amounts owed to us. Travel expenditures are sensitive to business and personal discretionary spending levels and also tend to decline during general economic downturns. Further, economic instability in certain regions or countries could negatively affect consumer and business spending in other parts of the world. If economic conditions were to worsen, we could experience adverse effects on our results of operations and financial condition.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, our profitability. While the recent drop in oil prices may be beneficial for the U.S. economy overall, it has negatively impacted, and may continue to negatively impact, the amount of gas spending on our cards. An economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower demand for credit, lower corporate earnings or lower business investment is likely to materially and adversely affect our business, results of operations and financial condition. Furthermore, such factors may cause our earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting the trading price of our common shares.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.

The payments industry is highly competitive, and we compete with a wide variety of financial payment products, including charge, credit and debit card networks and issuers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and ACH), as well as evolving alternative payment mechanisms, systems and products, such as aggregators and web-based payment platforms (e.g., PayPal, Square and Amazon), wireless payment technologies (including using mobile telephone networks to carry out transactions), virtual currencies, prepaid systems, gift cards, mobile payments, blockchain and similar distributed ledger technologies, and other systems linked to payment cards or that provide payment solutions. We also compete with technology companies, telecommunication providers, handset manufacturers, large retailers and retailer coalitions that are seeking to integrate more financial services into their product offerings.

We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind China UnionPay, Visa and MasterCard and. We believe Visa and MasterCard are larger than we are in most countries. As a result, competitive card issuers and acquirers on the Visa and MasterCard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of Visa and MasterCard.

Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, including larger cash reserves, may offer a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to achieve broader brand recognition, cobrand card programs or merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors.

Spending on our cards could continue to be impacted by increasing consumer usage of debit cards issued on competitive networks, as well as adoption of payment systems based on ACH or other payment mechanisms. To the extent alternative payment mechanisms, systems and products continue to successfully expand, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. If we are not able to differentiate ourselves from our competitors, drive value for our customers and/or effectively grow in areas such as mobile and online payments, fee-based services and emerging technologies, we may not be able to compete effectively against these threats.

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

Many of our competitors are subject to different, and in some cases, less stringent, legislative and regulatory regimes. More restrictive laws and regulations that do not apply to all of our competitors can put us at a competitive disadvantage, including prohibiting us from engaging in certain transactions, regulating our contract terms and practices governing merchant card acceptance or adversely affecting our cost structure. See “Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage our reputation and brand” for a discussion of the potential impact on our ability to compete effectively if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

We face continued intense competitive pressure that may impact the prices we charge merchants that accept our cards for payment for goods and services.

Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Card Member spending. Discount revenue, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we experienced some reduction in our global weighted average merchant discount rate and have been under increasing market pressure, including pressure created by regulatory-mandated reductions to competitors’ pricing, to reduce merchant discount rates and undertake other repricing initiatives. We also face pressure from competitors that have other sources of income or lower expense bases that can make their pricing more attractive to key business partners and merchants. Merchants are also able to negotiate incentives and pricing concessions from us as a condition to accepting our cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives and/or concessions we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives.

In addition, differentiated payment models and technologies from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. Some merchants also continue to invest in their own payment solutions, such as proprietary-branded mobile wallets and the CurrentC app on the Merchant Customer Exchange, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rate and billed business volumes.

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

In certain countries, such as Australia and certain Member States in the EU, merchants are permitted by law to surcharge card purchases. The number of countries in the EU that permit surcharging and the potential for selective surcharging of American Express cards only could increase following adoption of new EU-wide regulation, as discussed in “Global Network & Merchant Services — Regulation.” In Australia, we have seen increasing merchant surcharging on American Express cards in certain merchant categories and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks, which is known as differential surcharging.

If surcharging becomes widespread, American Express cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in cards-in-force and transaction volumes. The impact could vary depending on the manner in which a surcharge is levied and whether surcharges are levied upon all payment cards, whether debit cards are excluded, or whether the amount of the surcharge varies depending on the card, network, acquirer or issuer. Surcharging could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent surcharging disproportionately impacts our Card Members through differential surcharging or otherwise.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management and analysis, customer interactions and communications, alternative payment mechanisms and risk management and compliance systems. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our products and services.

Our success will depend in part on our ability to innovate by offering new payment services products, develop new technologies and adapt to technological changes and evolving industry standards. Consumer and merchant adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. If we are unable to continue to keep pace with innovation, manage the shift to mobile, device-based and multi-channel commerce, drive adoption of new products and services or improve the quality of the Card Member experience, our business and results of operations could be adversely affected.

Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may also be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by a need for industry-wide standards, a changing legislative and regulatory environment, the need for internal product and engineering expertise, resistance to change from Card Members or merchants, or the complexity of our systems.

We may not be successful in our efforts to promote card usage through our marketing, promotion, merchant acceptance and rewards programs, or to effectively control the costs of such programs, both of which may impact our profitability.

Increasing consumer and business spending on our cards and growing card lending balances depend in part on our ability to develop and issue new or enhanced cards and increase revenues from such products. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our results of operations. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

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

We have been spending at elevated levels on a number of growth initiatives over the past couple years and expect to continue spending at similar levels in 2016. There can be no assurance that any of our investments to acquire Card Members and increase usage of our cards will be effective. We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses continue to increase beyond our expectations, we will need to find ways to offset the financial impact by increasing payments volume, increasing other areas of revenues such as fee-based revenues or both. We may not succeed in doing so, particularly in the current regulatory environment.

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

Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of a third-party vendor, merchant acquirer or GNS partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. The lack of acceptance or suppression of card usage by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payments systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

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

We may not be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives are designed to improve our results of operations and drive long-term shareholder value, and include:

•	Growing our Card Member base and merchant network

•	Deepening customer relationships through lending and rewards

•	Increasing our international presence

•	Growing in commercial payments

•	Developing newer, adjacent opportunities like our loyalty coalition business

The process of developing new products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our ability to compete effectively. In addition, we may underestimate the time and expense we must invest in new products and services before they generate material revenues, if at all.

Our growth strategy also includes the pursuit of new business opportunities and, potentially, acquisitions. However, we may not be able to take advantage of new business opportunities or to identify and secure future acquisition candidates on terms and conditions that are acceptable to us, which could impair our growth.

We also continue to pursue a disciplined expense-management strategy, although there is no guarantee that we will be able to control the growth of expenses. Expenses incurred in our foreign entities are subject to foreign exchange volatility and may cause our expenses to increase in any particular period even if we otherwise achieve cost savings. In addition, compliance, legal and related costs are difficult to predict or control given the current environment and may vary from period to period. As cybersecurity threats continue to evolve, we have invested and will continue to invest significant additional resources to continue to modify and strengthen our protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and develop new technology to mitigate security risks. If we are unable to successfully manage our expenses, our financial results will be negatively affected.

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

Global financial institutions like us have experienced a significant increase in information security risk in recent years and will likely continue to be the target of increasingly sophisticated cyber-attacks, including computer viruses, malicious or destructive code, social engineering attacks (including phishing), denial of service attacks and security breaches. For example, we and other U.S. financial services providers have been the targets of distributed denial-of-service attacks from sophisticated third parties.

Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment with intent to disrupt our business operations and capture various types of information relating to corporate trade secrets, customer information, including Card Member and loyalty program account information, employee information and other sensitive business information. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. As outsourcing and specialization of functions within the payments industry increase, there are more third parties involved in processing transactions using our cards and there is a risk the confidentiality, privacy and/or security of data held by third parties, including merchants that accept our cards and our business partners, may be compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to the compromise.

We develop and maintain systems and processes aimed at detecting and preventing data breaches and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of data breaches, malicious social engineering and fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely, and risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information), online accounts and systems. These risks will likely evolve as new technology is deployed. For example, with the increased use of EMV technology, we may see a decrease in traditional fraud risk, but sophisticated fraudsters may develop new ways to commit fraud and we may see an increase in online fraud.

Our information technology systems, including our transaction authorization, clearing and settlement systems, and data centers may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, telecommunications failures, fraud, denial-of-service and other cyber-attacks, terrorism, computer viruses, physical or electronic break-ins, or similar events. Service disruptions could prevent access to our online services and account information, compromise company or customer data, and impede transaction processing and financial reporting. Inadequate infrastructure in lesser developed countries could also result in service disruptions, which could impact our ability to do business in those countries.

If our information technology systems experience a significant disruption or breach or if actual or perceived fraud levels or other illegal activities involving our cards or customer online accounts were to rise due to a data breach at a business partner, merchant or other market participant, employee error, malfeasance or otherwise, it could lead to the loss of data or data integrity, regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation and response costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could reduce the use and acceptance of our cards, and have a material adverse impact on our business. If such disruptions or breaches are not detected immediately, their effect could be compounded. Data breaches and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or data protection, including leaked business data, may also disrupt our operations, undermine our competitive advantage through the disclosure of sensitive company information, divert management attention and resources and negatively impact the assessment of us and our subsidiaries by banking regulators and rating agencies.

Successful cyber-attacks or data breaches at other large financial institutions, large retailers or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our products and services. Although we have insurance for losses related to cyber-risks and attacks and information security and privacy liability, it may not be sufficient to offset the impact of a material loss event.

We face substantial and increasingly intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations.

        In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Delta Air Lines, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically have high-spending loyal customers. Our entire cobrand portfolio accounted for approximately 22 percent of our worldwide billed business for the year ended December 31, 2015. Card Member loans held for investment related to our cobrand portfolio accounted for approximately 33 percent of our worldwide Card Member loans held for investment as of December 31, 2015, which do not include Card Member loans related to our cobrand partnerships with Costco Wholesale Corporation in the United States and JetBlue Airways Corporation that were transferred to held for sale on the Consolidated Balance Sheets effective December 1, 2015. See Note 2 to the “Consolidated Financial Statements” for additional information on loans and receivables held for sale.

We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships. The volume of billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the receivables generated with respect to its program, which could result in a significant decline in our Card Member loans outstanding. For example, we previously announced that our U.S. cobrand relationship with Costco is set to end in 2016 and we expect to sell the outstanding Card Member loans associated with the Costco portfolio. For a discussion on Costco and our expectations regarding the portfolio sale, see “Business Environment” under “MD&A.” In November 2015, Starwood Hotels & Resorts Worldwide, with which we have a cobrand relationship, announced that it agreed to be acquired by Marriott International, which has a cobrand relationship with a competing card issuer.

We also face the risk that existing relationships will be renegotiated with less favorable terms for us as competition for such relationships increases. In 2015, both Card Member rewards expense and cost of Card Member services increased when compared to the prior year, reflecting a portion of the increased costs related to several recently renewed cobrand partnerships.

The loss of business partners (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or early termination as the result of a merger or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion and Platinum Card Members) or the renegotiation of existing relationships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could lessen our negotiating power with our remaining and prospective business partners.

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

The airline industry, which represents a significant portion of our billed business, has undergone bankruptcies, restructurings, consolidations and other similar events in the past. The airline industry accounted for approximately eight percent of our worldwide billed business for the year ended December 31, 2015. Our largest airline cobrand portfolio, American Express’ Delta SkyMiles, accounted for approximately six percent of our worldwide billed business for the year ended December 31, 2015 and approximately 20 percent of worldwide Card Member loans held for investment as of December 31, 2015. We have credit risk to the airline industry to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we will bear the loss for the amount credited to the Card Member.

For additional information relating to the general risks related to the airline industry, see “Risk Management — Institutional Credit Risk — Exposure to the Airline Industry” under “MD&A.”

We may not be successful in realizing the benefits associated with our strategic alliances, joint ventures and investment activity, and our business and reputation could be negatively impacted.

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

As discussed in “Global Commercial Services,” we created a joint venture for our Global Business Travel operations in 2014. There can be no assurance that we will be able to realize the underlying assumptions related to the joint venture transaction, including accelerating the transformation and growth of the corporate travel business, creating additional investment capacity and enhancing its suite of products and services. We and the GBT JV face the risk of potential loss of key customers, vendors and other key business partners as a result of the joint venture transaction. Our failure to address these risks or other problems encountered in connection with the joint venture transaction could cause us to fail to realize the anticipated benefits of the transaction, incur unanticipated liabilities and adversely affect our operations.

We rely on third-party providers of various computer systems, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.

We rely on third-party service providers, merchants, processors, aggregators, GNS partners and other third parties for services that are integral to our operations, including the timely transmission of accurate information across our global network. If a service provider or other third party fails to provide the data quality, communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or other cybersecurity incidents or any other reason, the failure could interrupt or compromise the quality of our services to customers.

We are subject to the risk that activities of our third-party service providers may adversely affect our business. A failure to exercise adequate oversight over third-party service providers, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, sanctions or economic and reputational harm to us. There is also a risk the confidentiality, integrity, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised, which could significantly harm our business even if the attack or breach does not impact our systems. In addition, the management of multiple third-party vendors increases our operational complexity and decreases our control. It is also possible that the cost efficiencies of certain outsourcings will decrease as the demand for these services increases around the world.

Our business is subject to the effects of geopolitical events, weather, natural disasters and other conditions.

Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, floods, health pandemics, intrusion into or degradation of our infrastructure by hackers and other catastrophic events can have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future and events impacting other sectors of the economy, including the telecommunications and energy sectors, could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks. In addition, disruptions in air travel and other forms of travel caused by such events can result in the payment of claims under travel interruption insurance policies that we offer and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending. If the conditions described above (or similar ones) result in widespread or lengthy disruptions to travel, they could have a material adverse effect on our results of operations. Card Member spending may also be negatively impacted in areas affected by natural disasters or other catastrophic events. The impact of such events on the overall economy may also adversely affect our financial condition or results of operations.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As further described in “Supervision and Regulation — Compensation Practices,” our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of our U.S. bank subsidiaries are subject to review and oversight by the FDIC and the OCC. Regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Legal, Regulatory and Compliance Risks

Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage our reputation and brand.

The DOJ and certain states’ attorneys general brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement, which was approved by the court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. On February 19, 2015, the trial court found that the challenged provisions in American Express card acceptance agreements were anticompetitive and on April 30, 2015 issued a final judgment prohibiting us from enforcing certain elements of such provisions. We appealed this judgment and on December 18, 2015, the Court of Appeals for the Second Circuit stayed the trial court’s judgment pending the issuance of its appellate decision. We are also a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our card acceptance agreements and seek damages. A description of these legal proceedings is contained in “Legal Proceedings.”

An adverse outcome in these proceedings against us (including an adverse final judgment following appeal in the DOJ and state action) could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to our business practices and materially and adversely impact our profitability.

Our business is subject to significant and extensive government regulation and supervision, which could adversely affect our results of operations and financial condition.

We are subject to extensive government regulation and supervision in jurisdictions around the world. The current environment of additional regulation, enhanced supervision efforts and increased and unpredictable regulatory investigations and enforcement is likely to continue to result in changes to our business practices, products and procedures, increased costs (including increased compliance costs), and potentially additional penalties and/or restitution payments to Card Members. In addition, new laws or regulations or changes in the enforcement of existing laws or regulations applicable to our businesses could impact the profitability of our business activities, limit our ability to pursue business opportunities or adopt new technologies, require us to change certain of our business practices or alter our relationships with partners, merchants and Card Members, or affect retention of our key personnel. Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.

If we fail to satisfy regulatory requirements to maintain our financial holding company status, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain activities or acquisitions or require us to maintain more capital.

In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and MasterCard and the fees merchants are charged to accept cards. Fee regulation can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, such regulation extends to certain aspects of our business, for example, GNS or cobrand arrangements or terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. We have brought a legal challenge and seek a ruling from the EU Court of Justice to invalidate the application of price caps in circumstances where three-party networks issue cards with a cobrand partner. There can be no assurance that our legal challenge will be successful. For a description of certain regulations and their impact on us, see “Global Network & Merchant Services — Regulation.” Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another.

We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our cards may be used, and the types of customers and merchants who can obtain or accept our cards. Activity such as money laundering or terrorist financing involving our cards could result in enforcement action, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions. In addition, Member States of the European Economic Area have implemented the PSD for electronic payment services that put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. Complying with these and other regulations increases our costs and could reduce our revenue opportunities.

Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, credit bureau reporting, disclosure rules, security and marketing that would impact us directly, in part due to increased scrutiny of our underwriting and account management standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could adversely affect our revenue growth.

See “Supervision and Regulation” for more information about the material laws and regulations to which we are subject.

Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.

Businesses in the financial services and payments industries have historically been subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. On October 7, 2015, the CFPB announced a proposal that would, among other changes, require that our consumer arbitration clause not apply to cases filed in court as class actions, unless and until class certification is denied or the class claims are dismissed. This proposal is the beginning of a rulemaking process that may not result in a final rule, if any, becoming effective before 2018. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation matters.

We have been subject to regulatory actions by the CFPB and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. Regulatory action could subject us to significant fines, penalties or other requirements resulting in increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, which could adversely affect our results of operations and financial condition. The recent trend towards larger settlement amounts could lead to more adverse outcomes in any enforcement actions against us in the future. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business.

We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our business would be adversely affected.

Failure to meet current or future capital or liquidity requirements, including those imposed by the New Capital Rules, the LCR or by regulators in implementing other portions of the Basel III framework, could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay common stock dividends, repurchase our common stock, invest in our business, expand our business or engage in acquisitions.

There continues to be substantial uncertainty regarding significant portions of the capital and liquidity regime that will apply to us and our U.S. bank subsidiaries. As a result, the ultimate impact on our long-term capital and liquidity planning and our results of operations is not certain, although an increase in our capital and liquid asset levels could lower our return on equity.

The capital requirements applicable to the Company as a bank holding company and our U.S. bank subsidiaries have been substantially revised to implement the international Basel III framework and are in the process of being phased-in. Once these revisions are fully phased-in, the Company and our U.S. bank subsidiaries will be required to satisfy more stringent capital adequacy standards than in the past. As part of our required stress testing, both internally and by the Federal Reserve, we must continue to comply with applicable capital standards in the adverse and severely adverse economic scenarios published by the Federal Reserve each year. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the New Capital Rules as they are phased-in.

        Compliance with capital adequacy and liquidity rules, including the New Capital Rules and the LCR, will require a material investment of resources. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules may also negatively impact the assessment of the Company and our U.S. bank subsidiaries by federal banking regulators.

We continue to progress through the parallel run phase of Basel III advanced approaches implementation. Depending on how the advanced approaches are ultimately implemented for our asset types, our capital ratios calculated under the advanced approaches may be lower than under the standardized approach. In such a case, we may need to hold significantly more regulatory capital in order to maintain a given capital ratio.

There are several recent proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as the Company and our U.S. bank subsidiaries, as well as our ability to meet these requirements. The Basel Committee has adopted a framework that would impose a capital buffer on certain banks that may have an important impact on their domestic economies (so-called “domestic systemically important banks,” or “D-SIBs”). Additionally, the Basel Committee has proposed a series of revisions to the standardized approach for credit and operational risk capital requirements. If these or other proposals are adopted in the United States and applied to advanced approaches institutions, we could be required to hold significantly more capital.

For more information on capital adequacy requirements, see “Capital Adequacy” and “Liquidity Regulation” under “Supervision and Regulation.”

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock. Our subsidiaries are also subject to restrictions that limit their ability to pay dividends to us, which may adversely affect our liquidity.

We are limited in our ability to pay dividends and repurchase capital stock by our regulators who have broad authority to prohibit any action that would be considered an unsafe or unsound banking practice. For example, we are subject to a requirement to submit capital plans that include, among other things, projected dividend payments and repurchases of capital stock to the Federal Reserve for review. As part of the capital planning and stress testing process, our proposed capital actions are assessed against our ability to satisfy applicable capital requirements in the event of a stressed market environment. If our capital plan is not approved for any reason or if we fail to satisfy applicable capital requirements, our ability to undertake capital actions may be restricted. A failure to increase dividends along with our competitors, or any reduction of, or elimination of, our common stock dividend or share repurchase program would likely adversely affect the market price of our common stock and market perceptions of American Express.

Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be prohibited, subject to certain exceptions, in the event that we do not declare and pay in full dividends for the last preceding dividend period of our Series B and Series C preferred stock.

American Express Company relies on dividends from its subsidiaries for liquidity, and federal and state law limit the amount of dividends that our subsidiaries may pay to the parent company. In particular, our U.S. bank subsidiaries are subject to various statutory and regulatory limitations on their declaration and payment of dividends. These limitations may hinder our ability to access funds we may need to make payments on our obligations, make dividend payments on outstanding American Express Company capital stock or otherwise achieve strategic objectives.

For more information on bank holding company and depository institution dividend restrictions, see “Dividends” under “Supervision and Regulation,” as well as “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” under “MD&A” and Note 23 to our Consolidated Financial Statements.

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.

As privacy, data protection and information security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the United States and in various countries in which we operate.

In addition, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

Compliance with current or future privacy, data protection and information security laws relating to customer and/or employee data could result in higher compliance and technology costs and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand.

We may not be able to effectively manage the operational and compliance risks to which we are exposed.

We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (i.e., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement; a failure to monitor a third party’s compliance with a service level agreement or regulatory or legal requirements; or a failure to adequately monitor and control access to data in our systems we grant to third-party service providers. As processes are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose us to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.

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

Tax legislative initiatives or assessments by governmental authorities could adversely affect our results of operations and financial condition.

We are subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although management believes our positions are reasonable, we are subject to audit by the Internal Revenue Service and by tax authorities in all the jurisdictions in which we conduct business operations. These tax authorities may challenge our positions or apply existing laws and regulations more broadly, which may potentially result in a significant increase in liabilities for taxes and interest in excess of accrued liabilities.

New tax legislative initiatives may be proposed from time to time, such as proposals for comprehensive tax reform in the United States, which may impact our effective tax rate and could adversely affect our tax positions or tax liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, to address “base erosion and profit shifting” by multinational companies could also have an adverse impact on our tax liabilities.

Credit, Liquidity and Market Risks

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk, model risk and reputational risk. See “Risk Management” under “MD&A” for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

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

We may not be able to effectively manage credit risk related to consumer debt, business loans, settlement with GNS partners, merchant and consumer bankruptcies, delinquencies and other credit trends that can affect spending on card products, debt payments by individual and corporate customers and businesses that accept our card products, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to both individual credit risk, principally from consumer and small business Card Member receivables and loans, and institutional credit risk from merchants, GNS partners, GCS clients, Plenti partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks can contribute to credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. After write-off and delinquency rates reached historical lows, they have recently leveled out and begun to increase in line with our expectations. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds. In addition, our ability to recover amounts that we have previously written off may be limited, which could have a negative impact on our revenues.

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

Adverse financial market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

We need liquidity to pay merchants, operating and other expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility; or we may be too illiquid, which could limit our investments in growth opportunities, curtail operations or result in financial distress during a liquidity event.

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

For a further discussion of our liquidity and funding needs, see “Consolidated Capital Resources and Liquidity — Funding Programs and Activities” under “MD&A.”

Any reduction in our and our subsidiaries’ credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.

Rating agencies regularly evaluate us and our subsidiaries, and their ratings of our and our subsidiaries’ long-term and short-term debt are based on a number of factors, including financial strength as well as factors not within our control, including conditions affecting the financial services industry generally, and the wider state of the economy. Our and our subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we and our subsidiaries are able to obtain funding.

Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital.

During 2015, approximately 24 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations. For the year ended December 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $32.8 billion by approximately $1.3 billion as the U.S. dollar strengthened against many currencies over the course of the year.

We may become subject to exchange control regulations that might restrict or prohibit the conversion of other currencies into U.S. dollars. Political and economic conditions in other countries could also impact the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Card Members’ spending outside such country and for the payment of card bills by Card Members who are billed in a currency other than their local currency. Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The occurrence of any of these circumstances could further impact our result of operations.

Interest rate increases could materially adversely affect our earnings.

Interest rates have remained at historically low levels for a prolonged period of time and we expect interest rates to rise in the future. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net income, could fall. Our interest expense was approximately $1.6 billion for the year ended December 31, 2015. A hypothetical 1.0 percent increase in interest rates would have resulted in a decrease to our annual net interest income of approximately $216 million as of December 31, 2015. In addition, interest rate changes may affect customer behavior, such as impacting the loan balance amounts Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations.

For a further discussion of our interest rate risk, see “Risk Management — Market Risk Management Process” under “MD&A.”

The value of our assets or liabilities may be adversely impacted by economic, political or market conditions.

Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $3.8 billion of investment securities as of December 31, 2015. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.

As a source of funding, our U.S. bank subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through American Express Personal Savings. As of December 31, 2015, we had approximately $54.1 billion in total U.S. retail deposits. We face strong competition in the deposit markets, particularly as to brokerage networks. Aggressive pricing throughout the industry may adversely affect our retention of existing balances and the cost-efficient acquisition of new deposit funds. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Customers could also close their accounts or reduce balances in favor of products and services offered by competitors for reasons other than price, including general dissatisfaction with our products or services and concerns over online security or our reputation.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our U.S. bank subsidiaries. The FDIA in certain circumstances prohibits banks, including Centurion Bank and American Express Bank, from accepting brokered deposits and applies other restrictions, such as a cap on interest rates we may pay. See “Prompt Corrective Action” under “Regulation and Supervision” for additional information. A significant amount of our outstanding U.S. retail deposits has been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes.

While Centurion Bank and American Express Bank were considered “well capitalized” as of December 31, 2015 and had no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance they will continue to meet this definition. The New Capital Rules, when fully phased in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be “well capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan on land leased from the Battery Park City Authority for a term expiring in 2069. We have an approximately 49 percent ownership interest in the building and an affiliate of Brookfield Financial Properties owns the remaining approximately 51 percent interest in the building. We also lease space in the building from Brookfield’s affiliate.

Other owned or leased principal locations include American Express offices in Fort Lauderdale, Florida, Phoenix, Arizona, Salt Lake City, Utah, Mexico City, Mexico, Sydney, Australia, Singapore, Gurgaon, India, Manila, Philippines, and Brighton, England; the American Express data centers in Phoenix, Arizona and Greensboro, North Carolina; the headquarters for American Express Services Europe Limited in London, England; and the Amex Bank of Canada and Amex Canada Inc. headquarters in Toronto, Ontario, Canada. We own 40 acres of developable land in Sunrise, Florida, on which we are constructing our new South Florida Campus.

Generally, we lease the premises we occupy in other locations. We believe the facilities we own or occupy suit our needs and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, “legal proceedings”). We believe we have meritorious defenses to each of these legal proceedings and intend to defend them vigorously. Some of these proceedings are at preliminary stages and seek an indeterminate amount of damages.

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

For those legal proceedings described in this section where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such reserve, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $350 million in excess of any reserves related to those matters. This range represents our estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims, we may need to increase our range of possible loss or reserves for legal contingencies. For additional information, see Note 13 to our Consolidated Financial Statements.

Antitrust Matters

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against us, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act (the “DOJ case”). The complaint included allegations that provisions in our merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining us from enforcing our non-discrimination contractual provisions. The complaint did not seek monetary damages.

Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on December 18, 2015, the Court of Appeals for the Second Circuit stayed the trial court’s judgment as well as related matters before the trial court pending the issuance of its appellate decision.

In addition to the DOJ case, individual merchant cases and a putative class action, collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against us alleging that our anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. These matters, including a trial previously scheduled in the individual merchant cases, have been stayed pending resolution of the appeal in the DOJ case.

Individual merchants have initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in our card acceptance agreements and seeking damages. We are vigorously defending against those claims.

In July 2004, we were named as a defendant in another putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages. In December 2013, we announced a proposed settlement of the Marcus case and the putative class action challenging our anti-steering provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. On August 4, 2015, the court denied final approval of the settlement; further proceedings are anticipated after resolution of the appeal in the DOJ case.

On March 20, 2015, a shareholder derivative action captioned Lankford v. Chenault, et al., and American Express Co. was filed in New York State Supreme Court, New York County. The defendants include current and former Company executives, current and former members of the Company’s Board of Directors and the Company itself, as a nominal defendant. No demand preceded the filing of the complaint. The complaint alleges that the defendants permitted and/or caused the Company to violate the antitrust laws through inclusion of its non-discrimination provisions in merchant contracts, which led to the recent negative result in the DOJ case discussed above. Based on those allegations, the complaint further alleges: breach of fiduciary duties by disseminating false and misleading information in our SEC filings and other public statements; failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; and gross mismanagement. The amount of purported damages is unspecified in the complaint. On October 29, 2015, the court dismissed the action with prejudice; the plaintiff has filed a notice of appeal.

On November 6, 2015, a putative representative action, captioned People of the State of California, ex. rel. Dennis Herrera v. American Express Co. et al., was filed in California state court on behalf of the People of California by the San Francisco City Attorney for the benefit of California merchants that accept American Express cards. The complaint alleges that certain terms in our merchant agreements violate California law and seeks relief in the form of: (1) a declaratory judgment; (2) an injunction preventing us from enforcing those terms; (3) statutory civil penalties in an amount to be determined by the court; (4) restitution for alleged overcharges; and (5) attorney’s fees and cost of suit. This action has been stayed pending resolution of the appeal in the DOJ case.

Corporate Matters

We are a defendant in a class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that our gift cards violated consumer protection statutes because consumers allegedly had difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement.” A final fairness hearing to consider approval of a class-wide settlement occurred on January 22, 2016.

On July 30, 2015, plaintiff Plumbers and Steamfitters Local 137 Pension Fund, on behalf of themselves and other purchasers of American Express stock, filed a suit, captioned Plumbers and Steamfitters Local 137 Pension Fund v. American Express Co., Kenneth I. Chenault and Jeffrey C. Campbell, for violation of federal securities law, alleging that the Company deliberately issued false and misleading statements to, and omitted important information from, the public relating to the financial importance of the Costco cobrand relationship to the Company, including, but not limited to, the decision to accelerate negotiations to renew the cobrand agreement. The plaintiff seeks damages and injunctive relief. We intend to vigorously defend against these claims.

On October 16, 2015, a putative class action, captioned Houssain v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York against the Company and certain officers of the Company under the Employee Retirement Income Security Act of 1974 (“ERISA”) relating to disclosures of the Costco cobrand relationship. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (“Plan”) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. The suit seeks, among other remedies, an unspecified amount of damages. We intend to vigorously defend against these claims.

U.S. Card Services Matters

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint sought to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. On August 20, 2014, plaintiffs filed an amended nationwide complaint and an unopposed motion for preliminary approval of a settlement of the claims alleged in that complaint. The settlement provides for certain relief to class members, attorneys’ fees and costs of up to $6 million. The court granted preliminary approval of the settlement on February 3, 2016. The final approval hearing is scheduled for October 17, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2015, we had 24,704 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements. For information on dividend restrictions, see “Dividends” under “Supervision and Regulation” and Note 23 to our Consolidated Financial Statements. You can find information on securities authorized for issuance under our equity compensation plans under the caption “Item 4 — Approval of American Express Company 2016 Incentive Compensation Plan — Equity Compensation Plans” to be contained in the Company’s definitive 2016 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 2, 2016. The information to be found under such caption is incorporated herein by reference. Our definitive 2016 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2016 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2010, including the reinvestment of all dividends.

Cumulative Value of $100 Invested on December 31, 2010 $250 $200 $150 $100 $50 $0 Dec 2010 Dec 2011 Dec 2012 Dec 2013 Dec 2014 Dec 2015 AXP S&P 500 Index S&P Financial Index

Year-end Data	2010	2011	2012	2013	2014	2015
American Express	$100.00	$111.62	$137.94	$220.48	$228.57	$173.21
S&P 500 Index	$100.00	$102.11	$118.44	$156.78	$178.22	$180.67
S&P Financial Index	$100.00	$82.94	$106.78	$144.79	$166.76	$164.15

(b) Not applicable.

(c) Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015
Repurchase program (a)	2,094,706	$74.01	2,904,706	119,805,248
Employee transactions (b)	708	$74.43	N/A	N/A
November 1-30, 2015
Repurchase program (a)	6,869,147	$72.61	6,869,147	112,936,101
Employee transactions (b)	38,984	$73.26	N/A	N/A
December 1-31, 2015
Repurchase program (a)	7,290,800	$69.93	7,290,800	105,645,301
Employee transactions (b)	6,431	$68.64	N/A	N/A
Total
Repurchase program (a)	16,254,653	$71.59	16,254,653	105,645,301
Employee transactions (b)	46,123	$72.63	N/A	N/A

(a)	On May 12, 2015, we announced the authorization to repurchase up to 150 million shares of our common stock from time to time, in accordance with the our capital distribution plans approved by the Federal Reserve and subject to market conditions. This authorization replaced the prior repurchase authorization and does not have an expiration date.
(b)	Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.
(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

(Millions, except per share amounts, share data, percentages and where indicated)	2015	2014	2013	2012	2011
Operating Results
Total revenues net of interest expense (a)	$32,818	$34,188	$32,870	$31,461	$29,876
Provisions for losses (b)	1,988	2,044	1,832	1,712	1,112
Expenses (a) (c)	22,892	23,153	23,150	23,298	21,808
Income from continuing operations	5,163	5,885	5,359	4,482	4,899
Income (loss) from discontinued operations	—	—	—	—	36
Net income	$5,163	$5,885	$5,359	$4,482	$4,935
Return on average equity (d)	24.0%	29.1%	27.8%	23.1%	27.7%
Return on average assets (e)	3.3%	3.8%	3.5%	3.0%	3.3%

Balance Sheet
Cash and cash equivalents	$22,762	$22,288	$19,486	$22,250	$24,893
Card Member loans and receivables HFS	14,992	—	—	—	—
Accounts receivable, net	46,695	47,000	47,185	45,914	44,109
Loans, net	58,799	70,104	66,585	64,309	61,166
Investment securities	3,759	4,431	5,016	5,614	7,147
Total assets	161,184	159,103	153,375	153,140	153,337
Customer deposits	54,997	44,171	41,763	39,803	37,898
Travelers Cheques outstanding and other prepaid products	3,247	3,673	4,240	4,601	5,123
Short-term borrowings (f)	4,812	3,480	5,021	3,314	4,337
Long-term debt	48,061	57,955	55,330	58,973	59,570
Shareholders’ equity	$20,673	$20,673	$19,496	$18,886	$18,794
Average shareholders’ equity to average total assets ratio	13.5%	13.1%	12.6%	12.9%	12.0%

Common Share Statistics
Earnings per share:
Income from continuing operations:
Basic	$5.07	$5.58	$4.91	$3.91	$4.11
Diluted	5.05	5.56	4.88	3.89	4.09
Income (loss) from discontinued operations:
Basic	—	—	—	—	0.03
Diluted	—	—	—	—	0.03
Net income:
Basic	5.07	5.58	4.91	3.91	4.14
Diluted	5.05	5.56	4.88	3.89	4.12
Cash dividends declared per share	1.13	1.01	0.89	0.80	0.72
Dividend payout ratio (g)	22.3%	18.1%	18.1%	20.5%	17.4%
Book value per share	19.71	20.21	18.32	17.09	16.15
Market price per share:
High	93.94	96.24	90.79	61.42	53.8
Low	67.57	78.41	58.31	47.40	41.30
Close	$69.55	$93.04	$90.73	$57.48	$47.17
Average common shares outstanding for earnings per share:
Basic	999	1,045	1,082	1,135	1,178
Diluted	1,003	1,051	1,089	1,141	1,184
Shares outstanding at period end	969	1,023	1,064	1,105	1,164

Other Statistics
Number of employees at period end (thousands):
United States	21	22	26	27	29
Outside the United States	34	32	37	37	33

Total (h)	55	54	63	64	62
Number of shareholders of record	24,704	25,767	22,238	32,565	35,541

(a)	In the first quarter of 2015, the Company changed the classification related to certain payments to partners reducing both discount revenue and marketing and promotion expense. The misclassification in prior periods has been revised to conform to the current period presentation. Additionally, in the first quarter of 2013, the Company reclassified $27 million on the December 31, 2012 Consolidated Statements of Income by reducing Other revenue and reducing Marketing, promotion, rewards, and Card Member services expense, from amounts previously reported in order to conform to the current period presentation.
(b)	Effective December 1, 2015, Provisions for losses does not reflect provisions related to the HFS portfolios.
(c)	Effective December 1, 2015, Other, net includes the valuation allowance adjustment associated with the HFS portfolios.
(d)	Return on average equity is calculated by dividing one-year period of net income by one-year average of total shareholders’ equity.
(e)	Return on average assets is calculated by dividing one-year period of net income by one-year average of total assets.
(f)	In the first quarter of 2012, the Company reclassified $913 million on the December 31, 2011 Consolidated Balance Sheets, by increasing short-term borrowings and reducing other liabilities, from amounts previously reported in order to correct the effect of a misclassification.
(g)	Calculated on year’s dividends declared per share as a percentage of the year’s net income per basic share.
(h)	Amounts include employees from discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

EXECUTIVE OVERVIEW

BUSINESS INTRODUCTION

We are a global services company with four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS) and Global Network & Merchant Services (GNMS). Refer to “Business” for a discussion of changes to our reportable operating segments, effective in the first quarter of 2016.

We provide our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through a non-consolidated joint venture, American Express Global Business Travel (GBT JV). Prior to July 1, 2014, these business travel operations were wholly owned.

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

The following types of revenue are generated from our various products and services:

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

FINANCIAL HIGHLIGHTS

For 2015, we reported net income of $5.2 billion and diluted earnings per share of $5.05. This compared to $5.9 billion of net income and $5.56 diluted earnings per share for 2014, and $5.4 billion of net income and $4.88 diluted earnings per share for 2013.

2015 results included:

•

A $419 million ($335 million after-tax) charge in the fourth quarter, related to Enterprise Growth (EG), that was driven primarily by the impairment of goodwill and technology, plus some restructuring costs.

2014 results included:

•	A $719 million ($453 million after-tax) gain on the sale of our investment in Concur Technologies (Concur) in the fourth quarter;

•	A $626 million ($409 million after-tax) gain as a result of the business travel joint venture transaction in the second quarter;

•

$420 million ($277 million after-tax) of net charges for costs related to reengineering initiatives, including $313 million ($206 million after-tax) and $133 million ($90 million after-tax) of restructuring charges in the fourth and second quarter, respectively; and

•	A $109 million ($68 million after-tax) charge related to the renewal of our partnership with Delta Air Lines (Delta) in the fourth quarter.

2013 results included:

•	A $66 million ($41 million after-tax) charge related to a proposed merchant litigation settlement in the fourth quarter.

In addition, effective December 1, 2015, we transferred the Card Member loans and receivables related to our cobrand partnerships with Costco Wholesale Corporation (Costco) in the United States and JetBlue Airways Corporation (JetBlue) (the HFS portfolios) to Card Member loans and receivables held for sale (HFS) on the Consolidated Balance Sheets. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

NON-GAAP MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

BUSINESS ENVIRONMENT

Our performance in 2015 reflected both the strength of our business and the headwinds we have been managing throughout the year. Results for the year benefited from healthy loan growth, strong card acquisitions, excellent credit performance, disciplined operating expense control and the benefits of our strong capital position. Our results were also challenged by several factors. First, the cumulative impact from the initial increased costs associated with early renewals of certain of our cobrand relationships and the end of our relationship with Costco in Canada negatively impacted our results. Second, the U.S. dollar continued to strengthen as the year progressed. Third, our decision to increase spending on growth initiatives for the year, consistent with the elevated levels of 2014, further pressured our 2015 earnings. Fourth, the economic, regulatory, and competitive environments all became even more challenging as the year progressed.

The combination of these factors resulted in billings and revenue growth rates that were fairly steady throughout the year. Billings did grow in 2015, although growth rates decelerated modestly during the second half of the year. International billed business continued to be strong versus the prior year after excluding Canada (due to the termination of our relationship with Costco Canada last year) and adjusting for foreign currency exchange rates. In the United States, we saw softening in billings on the Costco cobrand card, where volumes dropped versus the prior year. Lower gas prices also continued to be a drag on billings. GCS billed business growth continued to slow due, in part, to lower airline volumes and a generally cautious corporate spending environment. Our billings growth rates during the second half of 2016 will be impacted by the end of our relationship with Costco in the United States, which is expected to occur around mid-year.

For the full year, discount revenue was down slightly versus the prior year driven in part by a decline in our discount rate due primarily to the continued rollout of OptBlue, and we anticipate that the discount rate will further decline by a greater amount during 2016, due to the continued expansion of OptBlue, a greater impact from international regulatory changes, and continued competitive pressures.

Growth in net interest income remained strong during the year, driven by loan growth. Card Member loans held for investment were down in 2015 on a reported basis due to the transfer of the Costco and JetBlue loan portfolios to Card Member loans and receivables HFS, effective December 1, 2015. Excluding the HFS portfolios from the prior year, worldwide loans increased. We expect to see strong growth in loans held for investment in 2016, and continue to believe there are opportunities to increase our share of lending without significantly changing our overall risk profile. Our credit provision was down versus the prior year, as lending write-off rates remained at lower levels. We expect continued growth in loans will contribute to an increase in provisions; we also expect to see some upward pressure on our write-off rates, due primarily to the seasoning of loans related to new Card Members.

Our capital position allowed us to return over $5 billion to our shareholders in the form of dividends and share repurchases, representing approximately 105 percent of total capital generated during the year, reflecting our ongoing commitment to using our capital strength to create value for our shareholders.

As mentioned above, we are now reporting the Costco portfolio as HFS. We expect the sale to close around mid-year 2016 and that our merchant acceptance agreement will extend through the transaction close. The ultimate gain on sale will be determined based on the assets actually sold, but we currently estimate a gain of approximately $1 billion. We have not yet signed a definitive agreement and given that we are still several months away from the close, and the Card Member borrowing and paydown trends are difficult to predict in this type of transition, the final gain could differ from our estimate. We expect the portfolio sale gain will be partially used to fund spending on growth initiatives throughout 2016, resulting in some unevenness in our quarterly performance. As of December 31, 2015, Costco cobrand accounts were responsible for approximately 19 percent of our worldwide Card Member loans held for investment and HFS (combined) and approximately 10 percent of our total cards-in-force. Costco cobrand accounts generated approximately 8 percent of our worldwide billed business for the year ended December 31, 2015. Approximately 70 percent of the spending on these accounts occurred outside Costco warehouses. In addition, 1 percent of our worldwide billed business for the year ended December 31, 2015, came from spending on other (non-Costco cobrand) American Express cards at Costco warehouses.

In an effort to accelerate and expand our cost control efforts to right size our cost base with the evolving business environment, we have launched, in the first quarter of 2016, cost initiatives that are designed to remove $1 billion from our overall cost base, which includes total operating expenses plus marketing and promotion costs, by the end of 2017. We plan to take action throughout 2016 to drive benefits in 2017 and beyond, which we expect will result in restructuring charges in 2016.

See “Legal, Regulatory and Compliance Risk” in “Risk Factors” for information on the potential impacts of an adverse decision in the Department of Justice (DOJ) case and related merchant litigations on our business. For discussion of certain legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition, see “Card-Issuing Business and Deposit Programs — Regulation” under “U.S. Card Services,” “International Card Services — Regulation,” “Global Commercial Services — Regulation,” “Global Network & Merchant Services — Regulation” and “Supervision and Regulation” in “Business.”

CONSOLIDATED RESULTS OF OPERATIONS

As a result of the GBT JV transaction, we deconsolidated the Global Business Travel net assets, effective June 30, 2014, resulting in a lack of comparability between the periods presented.

As mentioned previously, effective December 1, 2015, we transferred the Card Member loans and receivables related to the HFS portfolios (included in the USCS segment), to Card Member loans and receivables HFS on the Consolidated Balance Sheets. The primary impacts beyond the HFS classification on the Consolidated Balance Sheets are to provisions for losses and credit metrics, which no longer reflect amounts related to these loans and receivables, as credit costs are reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield), continue to reflect amounts related to the HFS portfolios. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

The relative strengthening of the U.S. dollar over the periods of comparison has had an impact on our results of operations. Where meaningful in describing our performance, foreign currency-adjusted amounts, which exclude the impact of changes in the foreign exchange (FX) rates, have been provided.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31, (Millions, except percentages and per share amounts)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Total revenues net of interest expense	$32,818	$34,188	$32,870	$(1,370)	(4)%	$1,318	4%
Provisions for losses	1,988	2,044	1,832	(56)	(3)	212	12
Expenses	22,892	23,153	23,150	(261)	(1)	3	—
Net income	5,163	5,885	5,359	(722)	(12)	526	10
Earnings per common share — diluted (a)	$5.05	$5.56	$4.88	$(0.51)	(9)%	$0.68	14%
Return on average equity (b)	24.0%	29.1%	27.8%
Return on average tangible common equity (c)	31.0%	35.9%	34.9%

(a)	Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $38 million, $46 million and $47 million for the years ended December 31, 2015, 2014 and 2013, respectively, and (ii) dividends on preferred shares of $62 million for the year ended December 31, 2015, and nil for both the years ended December 31, 2014 and 2013.
(b)	Return on Average Equity (ROE) is computed by dividing (i) one-year period net income ($5.2 billion, $5.9 billion and $5.4 billion for 2015, 2014 and 2013, respectively) by (ii) one-year average total shareholders’ equity ($21.5 billion, $20.3 billion and $19.3 billion for 2015, 2014 and 2013, respectively).
(c)	Return on average tangible common equity (ROTCE), a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from one-year average total shareholders’ equity, one-year average goodwill and other intangibles of $3.8 billion, $3.9 billion and $4.1 billion as of December 31, 2015, 2014 and 2013, respectively, and one-year average preferred shares of $1.6 billion, $0.7 billion and nil as of December 31, 2015, 2014, and 2013, respectively. We believe ROTCE is a useful measure of the profitability of our business.

TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Discount revenue	$19,297	$19,389	$18,591	$(92)	—%	$798	4%
Net card fees	2,700	2,712	2,631	(12)	—	81	3
Travel commissions and fees	349	1,118	1,913	(769)	(69)	(795)	(42)
Other commissions and fees	2,517	2,508	2,414	9	—	94	4
Other	2,033	2,989	2,274	(956)	(32)	715	31

Total non-interest revenues	26,896	28,716	27,823	(1,820)	(6)	893	3

Total interest income	7,545	7,179	7,005	366	5	174	2
Total interest expense	1,623	1,707	1,958	(84)	(5)	(251)	(13)

Net interest income	5,922	5,472	5,047	450	8	425	8

Total revenues net of interest expense	$32,818	$34,188	$32,870	$(1,370)	(4)%	$1,318	4%

TOTAL REVENUES NET OF INTEREST EXPENSE

Discount revenue remained relatively flat in 2015 compared to 2014, and increased $798 million or 4 percent in 2014 compared to 2013, driven by 2 percent and 7 percent growth in billed business, respectively, offset by a decline in the average discount rate, faster growth in GNS billings than in overall Company billings, increases in contra-discount revenues, such as cash rebate rewards and higher payments during 2015 related to cobrand partnership agreements. U.S. billed business increased 5 percent, and non-U.S. billed business increased 8 percent on an FX-adjusted basis in 2015 compared to 2014, due to increases in average spending per proprietary basic card and basic cards-in-force.1

The average discount rate was 2.46 percent, 2.48 percent and 2.51 percent for 2015, 2014 and 2013, respectively. The decrease in the average discount rate in 2015 compared to 2014 was driven, in part, by growth of the OptBlue program to expand card acceptance by U.S. small merchants, changes in industry mix and competition, partially offset by the decline in Costco merchant volume in Canada (which was at a lower discount rate than the average) due to the expiration of our merchant agreement. The average discount rate will likely decline by a greater amount during 2016 due to the continued expansion of Optblue, a greater impact from international regulatory changes and continued competitive pressures. Overall, changes in the mix of spending by location and industry, merchant incentives and concessions, volume related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of our discount rate over time. See Tables 5 and 6 for more details on billed business performance and the average discount rate.

Net card fees remained relatively flat in 2015 compared to 2014 and increased $81 million or 3 percent in 2014 compared to 2013, while FX-adjusted net card fees increased 5 percent in both periods.1 The increases in both years on an FX-adjusted basis were primarily driven by higher average proprietary cards-in-force. The current year increase also reflects a benefit from certain pricing initiatives.

Travel commissions and fees decreased $769 million or 69 percent in 2015 compared to 2014 and $795 million or 42 percent in 2014 compared to 2013. The decreases in both years were primarily due to the business travel joint venture transaction, resulting in a lack of comparability between periods.

Other commissions and fees remained relatively flat in 2015 compared to 2014 and increased $94 million or 4 percent in 2014 compared to 2013. FX-adjusted other commissions and fees increased 9 percent in 2015 compared to 2014 and 6 percent in 2014 compared to 2013. 1 The increases, on an FX-adjusted basis, in both periods were primarily driven by higher loyalty coalition revenues, as well as higher delinquency fees.

Other revenues decreased $956 million or 32 percent in 2015 compared to 2014 and increased $715 million or 31 percent in 2014 compared to 2013. The decrease in the current year was primarily driven by prior-year gains related to the sales of investment securities in Concur, and the sales of investment securities in Industrial and Commercial Bank of China. The increase in the prior year was primarily driven by the gains on the sales of our investment securities in Concur, revenues earned related to the GBT JV transition services agreement, and higher Loyalty Edge revenues, partially offset by the loss of revenue from the publishing business, which was sold in the fourth quarter of 2013.

Interest income increased $366 million or 5 percent in 2015 compared to 2014, and $174 million or 2 percent in 2014 compared to 2013. The increase in both years primarily reflects higher average Card Member loans, partially offset by decreases in interest and dividends on investment securities, driven by lower average investment securities.

Interest expense decreased $84 million or 5 percent in 2015 compared to 2014, and $251 million or 13 percent in 2014 compared to 2013. The decrease in both years was primarily driven by a lower cost of funds on debt and customer deposits, partially offset by increases in average customer deposit balances.

[1]

The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (e.g., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year period against which such results are being compared). Certain amounts included in the calculations of foreign currency-adjusted revenues and expenses, which constitute non-GAAP measures, are subject to management allocations. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

TABLE 3: PROVISIONS FOR LOSSES SUMMARY

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Charge card	$737	$792	$648	$(55)	(7)%	$144	22%
Card Member loans	1,190	1,138	1,115	52	5	23	2
Other	61	114	69	(53)	(46)	45	65

Total provisions for losses (a)	$1,988	$2,044	$1,832	$(56)	(3)%	$212	12%

(a)	Effective December 1, 2015, Provisions for losses does not reflect provisions related to the HFS portfolios.

PROVISIONS FOR LOSSES

Charge card provision for losses decreased $55 million or 7 percent in 2015 compared to 2014, and increased $144 million or 22 percent in 2014 compared to 2013. The decrease in the current year primarily reflects a reserve release versus a reserve build in 2014, partially offset by higher write-offs. The increase in the prior year was primarily due to a slower reserve rate improvement in 2014 versus 2013, higher corporate card write-offs and the effects of changes in other loss reserve assumptions resulting in a reserve build versus a reserve release in 2013.

Card Member loans provision for losses increased $52 million or 5 percent in 2015 compared to 2014, and $23 million or 2 percent in 2014 compared to 2013. The increase in the current year primarily reflects a reserve build versus a reserve release in 2014. The reserve build in the current year was due to a small increase in delinquency rates combined with an increase in loan balances, partially offset by lower write-offs and the impact related to transferring the HFS portfolios to Card Member loans and receivables HFS, as related credit costs are reported in Other expenses through a valuation allowance adjustment beginning in December 2015. The increase in the prior year was driven by higher average Card Member loans, a slower improvement in the reserve rate and the effects of changes in other loss reserve assumptions resulting in a lower reserve release compared to 2013, partially offset by the benefit of lower net write-offs due to improved credit performance.

Other provision for losses decreased $53 million or 46 percent in 2015 compared to 2014 and increased $45 million or 65 percent in 2014 compared to 2013. The decrease in the current year and increase in the prior year were due, in part, to a merchant-related charge in the fourth quarter of 2014.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Marketing and promotion	$3,109	$3,216	$2,939	$(107)	(3)%	$277	9%
Card Member rewards	6,996	6,931	6,457	65	1	474	7
Card Member services and other	1,018	822	767	196	24	55	7

Total marketing, promotion, rewards and Card Member services and other	11,123	10,969	10,163	154	1	806	8

Salaries and employee benefits	4,976	6,095	6,191	(1,119)	(18)	(96)	(2)
Other, net (a)	6,793	6,089	6,796	704	12	(707)	(10)

Total expenses	$22,892	$23,153	$23,150	$(261)	(1)%	$3	—%

(a)	Effective December 1, 2015, Other, net includes the valuation allowance adjustment associated with the HFS portfolios.

EXPENSES

Marketing and promotion expenses decreased $107 million or 3 percent (although they increased 1 percent on an FX-adjusted basis) in 2015 compared to 2014 and increased $277 million or 9 percent in 2014 compared to 2013.2 Both periods reflect elevated levels of spending on growth initiatives.

Card Member rewards expenses increased $65 million or 1 percent in 2015 compared to 2014, and $474 million or 7 percent in 2014 compared to 2013. The current year increase was primarily driven by higher cobrand rewards expense of $199 million, driven by rate impacts as a result of cobrand partnership renewal costs, partially offset by a decrease in Membership Rewards expense of $134 million. The latter was primarily driven by slower growth in the Ultimate Redemption Rate (URR) and a decline in the weighted average cost (WAC) per point assumption, including

[2]	Refer to footnote 1 on page 55 for details regarding foreign currency adjusted information.

the impact of the $109 million charge in the fourth quarter of 2014 related to the Delta partnership renewal, partially offset by increased expenses related to new points earned, driven by higher spending volumes.

The prior year increase was primarily due to higher Membership Rewards expense of $263 million, driven by a $266 million increase related to new points earned, in line with higher spending volumes, and a higher WAC per point assumption, including the impact of the previously mentioned charge related to the Delta partnership renewal; these increases were offset by slower average growth in the URR. Cobrand rewards expense increased $211 million in 2014 compared to 2013, primarily driven by higher spending volumes.

The Membership Rewards URR for current program participants was 95 percent (rounded down) at December 31, 2015, compared to 95 percent (rounded up) at December 31, 2014 and 94 percent (rounded down) at December 31, 2013.

Card Member services and other expenses increased $196 million or 24 percent in 2015 compared to 2014 and increased $55 million or 7 percent in 2014 compared to 2013. The increase in the current year was primarily due to higher costs related to certain previously renewed cobrand partnership agreements. The increase in the prior year was primarily driven by increased engagement levels and use of certain Card Member benefits, as well as American Express-branded airport lounges opened in 2014.

Salaries and employee benefits expenses decreased $1.1 billion or 18 percent in 2015 compared to 2014, and $96 million or 2 percent in 2014 compared to 2013. The decrease in both years was primarily due to the business travel joint venture transaction (resulting in a lack of comparability between periods). The decrease in the current year was also driven by restructuring charges in the second and fourth quarters of 2014 and lower compensation costs in 2015 as a result of those initiatives. In 2014, compared to 2013, those restructuring charges partially offset the impact of the business travel joint venture transaction.

Other expenses increased $704 million or 12 percent in 2015 compared to 2014 and decreased $707 million or 10 percent in 2014 compared to 2013. The increase in the current year reflects the net gain from the 2014 business travel joint venture transaction, partially offset by the EG charge discussed previously. Refer to Note 2 to the “Consolidated Financial Statements” for further details on the charge. The decrease in the prior year was primarily driven by the gain from the business travel joint venture transaction (resulting in a lack of comparability between periods), and a charge in 2013 related to the rejected merchant litigation settlement. See “Legal Proceedings” for further information on this merchant litigation.

INCOME TAXES

The effective tax rate was 35.0 percent in 2015 compared to 34.5 percent in 2014 and 32.1 percent in 2013. The tax rates for 2015, 2014, and 2013 include benefits of $33 million, expenses of $40 million and benefits of $150 million, respectively, related to the resolution of certain prior years’ items. The tax rate for 2015 also includes the impact of the nondeductible portion of the goodwill impairment charge in EG. The tax rates for all periods reflect the level of pretax income in relation to recurring permanent tax benefits and geographic mix of business.

TABLE 5: SELECTED STATISTICAL INFORMATION

Years Ended December 31,	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
Card billed business: (billions)
United States	$721.0	$688.1	$637.0	5%	8%
Outside the United States	318.7	334.7	315.4	(5)	6

Total	$1,039.7	$1,022.8	$952.4	2	7

Total cards-in-force: (millions)
United States	57.6	54.9	53.1	5	3
Outside the United States	60.2	57.3	54.1	5	6

Total	117.8	112.2	107.2	5	5

Basic cards-in-force: (millions)
United States	44.8	42.6	41.1	5	4
Outside the United States	49.5	47.0	44.0	5	7

Total	$94.3	$89.6	$85.1	5	5

Average discount rate (a)	2.46%	2.48%	2.51%
Average basic Card Member spending (dollars) (b)	$16,743	$16,884	$16,334	(1)	3
Average fee per card (dollars) (b)	39	40	40	(3)	—
Average fee per card adjusted (dollars) (b)	$44	$45	$44	(2)%	2%

(a)	In the three months ended March 31, 2015, we changed the classification related to certain payments to partners, reducing both discount revenue and marketing and promotion expense. The misclassification in prior periods has been revised to conform to the current period presentation. Accordingly, the average discount rate for prior periods was also revised, resulting in a reduction of between zero and one basis point in any period from what was originally reported.
(b)	Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The average fee per card, adjusted, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $283 million, $306 million and $262 million for the years ended December 31, 2015, 2014 and 2013, respectively. We present the average fee per card, adjusted, because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

TABLE 6: SELECTED STATISTICAL INFORMATION

	2015		2014
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide (b)
Billed business	2%	6%	7%	9%
Proprietary billed business	1	4	7	7
GNS billed business (c)	3	15	12	15
Airline-related volume
(8% and 9% of worldwide billed business for 2015 and 2014, respectively)	(5)	1	5	6
United States (b)
Billed business	5		8
Proprietary consumer card billed business (d)	5		7
Proprietary small business billed business (d)	7		10
Proprietary corporate services billed business (e)	2		8
T&E-related volume
(26% of U.S. billed business for both 2015 and 2014)	4		6
Non-T&E-related volume
(74% of U.S. billed business for both 2015 and 2014)	5		9
Airline-related volume
(7% and 8% of U.S. billed business for 2015 and 2014, respectively)	(2)		3
Outside the United States (b)
Billed business	(5)	8	6	10
Japan, Asia Pacific & Australia (JAPA) billed business	4	15	10	14
Latin America & Canada (LACC) billed business	(18)	(3)	(1)	8
Europe, the Middle East & Africa (EMEA) billed business	(5)	8	7	7
Proprietary consumer and small business billed business (f)	(10)	3	2	6
JAPA billed business	(3)	10	—	6
LACC billed business	(29)	(17)	(5)	2
EMEA billed business	(3)	10	9	8
Proprietary corporate services billed business (e)	(10)%	7%	3%	6%

(a)	The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior year period against which such results are being compared).
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the GNMS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.
(f)	Included in the ICS segment.

TABLE 7: SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31, (Millions, except percentages and where indicated)	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
Worldwide Card Member receivables (a)
Total receivables (billions)	$44.1	$44.9	$44.2	(2)%	2%
Loss reserves:
Beginning balance	465	386	428	20	(10)
Provisions (b)	737	792	648	(7)	22
Net write-offs (c)	(713)	(683)	(669)	4	2
Other (d)	(27)	(30)	(21)	(10)	43

Ending balance	$462	$465	$386	(1)%	20%

% of receivables	1.0%	1.0%	0.9%
Net write-off rate — principal only — USCS/ICS (f)	1.8%	1.7	(e )
Net write-off rate — principal and fees — USCS/ICS (f)	2.0%	1.9	(e )
30+ days past due as a % of total — USCS/ICS	1.5%	1.6	(e )
Net loss ratio as a % of charge volume — GCS	0.09%	0.09%	0.08%
90+ days past billing as a % of total — GCS	0.9%	0.8%	0.9%

Worldwide Card Member loans (a)
Total loans (billions)	$58.6	$70.4	$67.2	(17)%	5%
Loss reserves:
Beginning balance	1,201	1,261	1,471	(5)	(14)
Provisions (b)	1,190	1,138	1,115	5	2
Net write-offs — principal only (c)	(967)	(1,023)	(1,141)	(5)	(10)
Net write-offs — interest and fees (c)	(162)	(164)	(150)	(1)	9
Transfer of reserves on HFS loan portfolios	(224)	—	—	—	—
Other	(10)	(11)	(34)	(9)	(68)

Ending balance	$1,028	$1,201	$1,261	(14)	(5)

Ending reserves — principal	$975	$1,149	$1,212	(15)	(5)
Ending reserves — interest and fees	$53	$52	$49	2	6
% of loans	1.8%	1.7%	1.9%
% of past due	164%	167%	169%
Average loans (billions) (a)	$67.9	$66.0	$63.3	3%	4%
Net write-off rate — principal only (f)	1.4%	1.5%	1.8%
Net write-off rate — principal, interest and fees (f)	1.7%	1.8%	2.0%
30+ days past due as a % of total	1.1%	1.0%	1.1%

(a)	Effective December 1, 2015, does not reflect the HFS portfolios.
(b)	Provisions on principal and fee reserve components on Card Member receivables and provisions for principal, interest and/or fees on Card Member loans.
(c)	Write-offs, less recoveries.
(d)	2015 includes the impact of the transfer of the HFS receivables portfolio, which was not significant.
(e)	Historically, net loss ratio as a % of charge volume and 90 days past billing as a % of receivables were presented for ICS. Beginning in the first quarter 2014, as a result of system enhancements, 30 days past due as a % of total, net write-off rate (principal only) and net write-off rate (principal and fees) have been presented.
(f)	We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The twelve months ended December 31, 2015 reflect the impact of a change in the timing of charge-offs for Card Member receivables and loans in certain modification programs from 180 days past due to 120 days past due.

TABLE 8: NET INTEREST YIELD ON CARD MEMBER LOANS

Years Ended December 31, (Millions, except percentages and where indicated)	2015	2014	2013
Net interest income	$5,922	$5,472	$5,047
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	961	1,019	1,181
Interest income not attributable to the Company’s Card Member loan portfolio	(387)	(359)	(361)

Adjusted net interest income (a)	$6,496	$6,132	$5,867

Average loans including HFS loan portfolios (billions) (b)	$69.0	$66.0	$63.3
Exclude certain non-traditional Card Member loans and other fees (billions)	(0.2)	(0.2)	(0.3)

Adjusted average loans (billions) (a)	$68.8	$65.8	$63.0

Net interest income divided by average loans	8.6%	8.3%	8.0%
Net interest yield on Card Member loans (a)	9.4%	9.3%	9.3%

(a)	Adjusted net interest income, adjusted average loans, and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.
(b)	For purposes of the calculation of net interest yield on Card Member loans, average loans continues to include the HFS loan portfolios.

BUSINESS SEGMENT RESULTS

We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States) and regulatory considerations. Refer to Note 25 of the “Consolidated Financial Statements” for additional discussion of the products and services by segment.

In light of the organizational changes discussed under “Business,” our financial disclosures will reflect segment changes starting in the first quarter of 2016. This overview discusses the operating segments used for financial reporting in 2015.

Results of the business segments generally treat each segment as a stand-alone business. The management reporting process that derives these results allocates revenue and expense using various methodologies as described below.

TOTAL REVENUES NET OF INTEREST EXPENSE

We allocate discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the USCS, ICS and GCS segments, discount revenue generally reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GNMS segment, discount revenue generally reflects the network and acquirer component of the overall discount revenue. Net card fees and travel commissions and fees are directly attributable to the segment in which they are reported.

Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.

PROVISIONS FOR LOSSES

The provisions for losses are directly attributable to the segment in which they are reported.

EXPENSES

Marketing and promotion expenses are included in each segment based on actual expenses incurred, with the exception of brand advertising, which is primarily reflected in the GNMS and USCS segments. Rewards and Card Member services expenses are included in each segment based on actual expenses incurred within each segment.

Salaries and employee benefits and other operating expenses reflect expenses such as professional services, occupancy and equipment and communications incurred directly within each segment. In addition, expenses related to support services, such as technology costs, are allocated to each segment primarily based on support service activities directly attributable to the segment. Other overhead expenses, such as staff group support functions, are allocated from Corporate & Other to the other segments based on a mix of each segment’s direct consumption of services and relative level of pretax income.

CAPITAL

Each business segment is allocated capital based on established business model operating requirements, risk measures and regulatory capital requirements. The business model operating requirements reflect the capital needed to support operations and specific balance sheet items. The risk measures reflect considerations for credit, market and operational risk.

INCOME TAXES

An income tax provision (benefit) is allocated to each business segment based on the effective tax rates applicable to the various businesses that comprise the segment.

U.S. CARD SERVICES

TABLE 9: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Revenues
Non-interest revenues	$13,180	$12,628	$12,019	$552	4%	$609	5%

Interest income	6,267	5,786	5,565	481	8	221	4
Interest expense	654	604	693	50	8	(89)	(13)

Net interest income	5,613	5,182	4,872	431	8	310	6

Total revenues net of interest expense	18,793	17,810	16,891	983	6	919	5
Provisions for losses	1,453	1,396	1,250	57	4	146	12

Total revenues net of interest expense after provisions for losses	17,340	16,414	15,641	926	6	773	5

Expenses
Marketing, promotion, rewards, Card Member services and other	7,776	7,197	6,721	579	8	476	7
Salaries and employee benefits and other operating expenses	4,209	4,117	3,926	92	2	191	5

Total expenses	11,985	11,314	10,647	671	6	667	6

Pretax segment income	5,355	5,100	4,994	255	5	106	2
Income tax provision	1,942	1,900	1,801	42	2	99	5

Segment income	$3,413	$3,200	$3,193	$213	7%	$7	—%
Effective tax rate	36.3%	37.3%	36.1%

USCS offers a wide range of card products and services to consumers and small businesses in the United States, provides travel services to Card Members and other consumers, and operates a coalition loyalty business.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues increased $552 million or 4 percent in 2015 compared to 2014, driven by 6 percent growth in billed business, partially offset by a decline in the average discount rate and increases in contra-discount revenues, such as cash rebate rewards from new Card Member acquisition offers and payments under previously renewed cobrand partnership agreements. The increase in billed business was primarily driven by 6 percent higher cards-in-force and a 1 percent increase in average spending per proprietary basic card.

Net interest income increased $481 million or 8 percent in 2015 compared to 2014, due to higher interest income resulting from higher average Card Member loans, partially offset by higher interest expense.

Total revenues net of interest expense increased $919 million or 5 percent in 2014 compared to 2013, primarily driven by higher discount revenue, as a result of 8 percent growth in billed business, partially offset by a decrease in the average discount rate and higher cash rebate rewards. The increase also reflected higher net interest income, primarily driven by higher average Card Member loans and lower funding costs.

PROVISIONS FOR LOSSES

Overall, provisions for losses increased $57 million or 4 percent in 2015 compared to 2014. Charge card provision for losses decreased $31 million or 7 percent, primarily due to a reserve release in 2015 versus a reserve build in 2014, partially offset by higher write-off rates. Card Member loans provision for losses increased $88 million or 9 percent, driven by a higher reserve build in the current year, versus a reserve release in 2014, due to a small increase in delinquency rates combined with an increase in loan balances, partially offset by lower net write-offs and the impact related to transferring the HFS portfolios to Card Member loans and receivables HFS, as credit costs related to the HFS portfolios are reported in Other expenses through a valuation allowance adjustment beginning in December 2015.

Provisions for losses increased $146 million in 2014 compared to 2013, primarily due to higher average Card Member loans, a slower reserve rate improvement and a lower reserve release in 2014, partially offset by the benefit of lower net write-offs for Card Member loans.

Refer to Table 10 for the charge card and lending write-off rates for 2015, 2014 and 2013.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses increased $579 million or 8 percent in 2015 compared to 2014, driven in part by a $233 million or 5 percent increase in Card Member rewards expense. The increase in rewards costs was driven by higher cobrand rewards expenses of $252 million, partially offset by a decrease in Membership Rewards expense of $19 million. The increase in cobrand rewards expense was driven by higher spending volumes and rate increases, which were due in part to the previously renewed cobrand partnership agreements. The decrease in Membership Rewards expense was primarily driven by slower growth in the URR and a decline in the WAC per point assumption, including the impact of a $96 million charge in the fourth quarter of 2014 related to the Delta partnership renewal, partially offset by higher spending volumes. Card Member services and other expenses increased $207 million or 42 percent in 2015 compared to 2014, primarily driven by higher costs related to renewed cobrand partnership agreements. Marketing and promotion increased $139 million or 9 percent in 2015 compared to 2014, reflecting elevated levels of spending on growth initiatives.

Salaries and employee benefits and other operating expenses increased $92 million or 2 percent in 2015, compared to 2014, primarily driven by higher spending on growth initiatives and the December 2015 valuation allowance adjustment related to the HFS portfolios mentioned previously, partially offset by lower fraud losses in the current year and a change in the estimated value of certain investments in our Community Reinvestment Act (CRA) portfolio in the prior year.

Total expenses increased $667 million in 2014 compared to 2013, primarily driven by higher marketing and promotion expenses, higher cobrand rewards expenses related to higher spending volumes and an increase in Membership Rewards expense, which was due to higher new points earned and a higher WAC per point assumption, including the impact of the previously mentioned charge related to the Delta partnership renewal. The increase also reflected higher salaries and employee benefits and other expenses, driven by an increase in card-related fraud losses, a change in the estimated value of certain investments in our CRA portfolio and higher restructuring charges in 2014.

TABLE 10: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31, (Millions, except percentages and where indicated)	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
Card billed business (billions)	$572.3	$542.0	$501.0	6%	8%
Total cards-in-force	48.3	45.6	43.7	6	4
Basic cards-in-force	36.2	34.0	32.5	6	5
Average basic Card Member spending (dollars)*	$16,413	$16,294	$15,689	1	4
U.S. Consumer Travel:
Travel sales	$3,761	$3,774	$3,967	—	(5)
Travel commissions and fees/sales	7.0%	7.2%	7.1%
Total segment assets (billions) (a)	$117.3	$113.2	$103.5	4	9
Segment capital	$10,320	$10,433	$9,269	(1)	13
Return on average segment capital (b)	32.4%	32.5%	35.6%
Return on average tangible segment capital (b)	33.7%	33.6%	37.0%

Card Member receivables: (c)
Total receivables (billions)	$23.3	$22.5	$21.8	4	3
Net write-off rate — principal only (d)	1.7%	1.6%	1.7%
Net write-off rate — principal and fees (d)	1.9%	1.8%	1.9%
30+ days past due as a % of total	1.5%	1.7%	1.6%

Card Member loans: (c)
Total loans (billions)	$51.4	$62.6	$58.4	(18)%	7%
Net write-off rate — principal only (d)	1.4%	1.5%	1.8%
Net write-off rate — principal, interest and fees (d)	1.6%	1.7%	2.0%
30+ days past due loans as a % of total	1.0%	1.0%	1.1%

Calculation of Net Interest Yield on Card Member Loans:
Net interest income	$5,613	$5,182	$4,872
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	164	157	183
Interest income not attributable to the Company’s Card Member loan portfolio	(16)	(11)	(9)

Adjusted net interest income (e)	$5,761	$5,328	$5,046
Average loans including HFS loan portfolios (billions) (f)	$61.9	$57.8	$54.7
Exclude certain non-traditional Card Member loans and other fees (billions)	—	—	—

Adjusted average loans (billions) (e)	$61.9	$57.8	$54.7
Net interest income divided by average loans	9.1%	9.0%	8.9%
Net interest yield on Card Member loans (e)	9.3%	9.2%	9.2%

*	Proprietary cards only.
(a)	As of September 30, 2015, and prospectively, certain intercompany balances have been reclassified between operating segments, as a result of systems enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($3.4 billion for 2015 and $3.2 billion for both 2014 and 2013), by (ii) one-year average segment capital ($10.5 billion, $9.8 billion and $9.0 billion for 2015, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $395 million, $319 million and $334 million as of December 31, 2015, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.
(c)	Refer to Table 7 footnote (a).
(d)	Refer to Table 7 footnote (f).
(e)	Adjusted net interest income, adjusted average loans and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.
(f)	Refer to Table 8 footnote (b).

INTERNATIONAL CARD SERVICES

TABLE 11: ICS SELECTED INCOME STATEMENT DATA

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Revenues
Non-interest revenues	$4,321	$4,737	$4,644	$(416)	(9)%	$93	2%

Interest income	939	1,085	1,118	(146)	(13)	(33)	(3)
Interest expense	242	330	361	(88)	(27)	(31)	(9)

Net interest income	697	755	757	(58)	(8)	(2)	—

Total revenues net of interest expense	5,018	5,492	5,401	(474)	(9)	91	2
Provisions for losses	329	370	388	(41)	(11)	(18)	(5)

Total revenues net of interest expense after provisions for losses	4,689	5,122	5,013	(433)	(8)	109	2

Expenses
Marketing, promotion, rewards, Card Member services and other	1,943	2,160	2,013	(217)	(10)	147	7
Salaries and employee benefits and other operating expenses	2,238	2,513	2,357	(275)	(11)	156	7

Total expenses	4,181	4,673	4,370	(492)	(11)	303	7

Pretax segment income	508	449	643	59	13	(194)	(30)
Income tax provision	87	38	12	49	#	26	#

Segment income	$421	$411	$631	$10	2%	$(220)	(35)%

Effective tax rate	17.1%	8.5%	1.9%

#	Denotes a variance greater than 100 percent

ICS offers a wide range of card products and services to consumers and small businesses outside the United States, provides travel services to Card Members and other consumers, and operates a coalition loyalty business in various countries.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues decreased $416 million or 9 percent in 2015 compared to 2014, and FX-adjusted non-interest revenues increased 5 percent, primarily driven by net foreign exchange fees and spread revenue on cross-border Card Member spending, higher net card fees and revenue from our Loyalty Partner business.3 Billed business decreased 10 percent in 2015 compared to 2014, while FX-adjusted billed business increased 3 percent, primarily due to higher average Card Member spending per card, partially offset by lower cards-in-force in Canada driven by the termination of our relationship with Costco in that country.3 Refer to Tables 5 and 6 for additional information on billed business by region.

Interest income decreased $146 million or 13 percent (and remained flat on an FX-adjusted basis), in 2015 compared to 2014, primarily driven by lower average loans as a result of the termination of our relationship with Costco in Canada, offset by a higher net interest yield. 3

Interest expense decreased $88 million or 27 percent in 2015 compared to 2014, primarily driven by lower funding costs, as a result of lower average loans.

Total revenues net of interest expense increased $91 million or 2 percent in 2014 compared to 2013, primarily driven by higher Loyalty Partner-related fees, higher discount revenue and an increase in net card fees.

PROVISIONS FOR LOSSES

Provisions for losses decreased $41 million or 11 percent (4 percent increase on an FX-adjusted basis) in 2015, compared to 2014, and decreased $18 million or 5 percent (1 percent on an FX-adjusted basis) in 2014 compared to 2013.3 Refer to Table 12 for Card Member receivables and loans write-off rates for 2015, 2014 and 2013.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses decreased $217 million or 10 percent in 2015 compared to 2014, but increased 3 percent on an FX-adjusted basis, reflecting elevated levels of spending on growth initiatives, primarily in marketing.3

[3]	Refer to footnote 1 on page 55 for details regarding foreign currency adjusted information.

Salaries and employee benefits and other operating expenses decreased $275 million or 11 percent in 2015 compared to 2014, primarily due to restructuring charges in 2014.

Total expenses increased $303 million or 7 percent in 2014 compared to 2013, primarily driven by higher marketing and promotion expenses, higher Loyalty Partner expenses and higher restructuring charges in 2014.

INCOME TAXES

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, in relation to the levels of pretax income. The benefit is allocated to ICS under our internal tax allocation process. The effective tax rates for 2015 and 2013 also include the allocated share of tax benefits related to the resolution of certain prior-years’ items. In addition, the effective tax rate in each of the periods reflects the impact of recurring permanent tax benefits on varying levels of pretax income.

TABLE 12: ICS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31, (Millions, except percentages and where indicated)	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
Card billed business (billions)	$120.2	$133.8	$131.7	(10)%	2%
Total cards-in-force	15.2	15.7	15.7	(3)	—
Basic cards-in-force	10.5	11.0	10.7	(5)	3
Average basic Card Member spending (dollars)*	$11,459	$12,297	$12,429	(7)	(1)
International Consumer Travel:
Travel sales	$1,304	$1,422	$1,420	(8)	—
Travel commissions and fees/sales	6.7%	6.8%	6.9%
Total segment assets (billions) (a)	$35.4	$30.7	$31.1	15	(1)
Segment capital	$2,906	$2,948	$3,132	(1)	(6)
Return on average segment capital (b)	13.2%	13.6%	20.9%
Return on average tangible segment capital (b)	21.3%	24.6%	38.8%

Card Member receivables:
Total receivables (billions)	$7.0	$7.7	$7.8	(9)	(1)
Net write-off rate — principal only (d)	2.0%	1.9%	(c )
Net write-off rate — principal and fees (d)	2.2%	2.1%	(c )
30+ days past due as a % of total	1.4%	1.3%	(c )
90+ days past billing as a % of total	(c )	(c )	1.1%
Net loss ratio as a % of charge volume	(c )	(c )	0.20%

Card Member loans:
Total loans (billions)	$7.1	$7.7	$8.8	(8)%	(13)%
Net write-off rate — principal only (d)	1.9%	2.0%	1.9%
Net write-off rate — principal, interest and fees (d)	2.4%	2.4%	2.3%
30+ days past due loans as a % of total	1.6%	1.6%	1.4%

Calculation of Net Interest Yield on Card Member Loans:
Net interest income	$697	$755	$757
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	68	89	93
Interest income not attributable to the Company’s Card Member loan portfolio	(32)	(39)	(29)

Adjusted net interest income (e)	$733	$805	$821

Average loans (billions)	$7.0	$8.2	$8.5
Exclude certain non-traditional Card Member loans and other fees (billions)	(0.1)	(0.2)	(0.2)

Adjusted average loans (billions) (e)	$6.9	$8.0	$8.3

Net interest income divided by average loans	10.0%	9.2%	8.9%
Net interest yield on Card Member loans (e)	10.6%	10.0%	9.9%

*	Proprietary cards only.
(a)	As of September 30, 2015, and prospectively, certain intercompany balances have been reclassified between operating segments, as a result of systems enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($421 million, $411 million and $631 million for 2015, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.2 billion for 2015 and $3.0 billion for both 2014 and 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $1.2 billion at December 31, 2015 and $1.4 billion at December 31, 2014 and 2013. We believe return on average tangible segment capital is a useful measure of the profitability of our business.
(c)	Historically, due to system constraints, net loss ratio as a % of charge volume and 90 days past billing as a % of receivables were presented. Beginning in the first quarter of 2014, as a result of system enhancements, net write-off rate — principal only, net write-off rate — principal and fees and 30 days past due as a % of total are presented.
(d)	Refer to Table 7 footnote (f).
(e)	Adjusted net interest income, adjusted average loans and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income and adjusted average loans are useful to investors because they are components of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

GLOBAL COMMERCIAL SERVICES

TABLE 13: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Revenues
Non-interest revenues	$3,513	$5,173	$5,085	$(1,660)	(32)%	$88	2%

Interest income	14	15	13	(1)	(7)	2	15
Interest expense	185	240	245	(55)	(23)	(5)	(2)

Net interest expense	(171)	(225)	(232)	(54)	(24)	(7)	(3)

Total revenues net of interest expense	3,342	4,948	4,853	(1,606)	(32)	95	2
Provisions for losses	148	180	129	(32)	(18)	51	40

Total revenues net of interest expense after provisions for losses	3,194	4,768	4,724	(1,574)	(33)	44	1

Expenses
Marketing, promotion, rewards, Card Member services and other	632	682	604	(50)	(7)	78	13
Salaries and employee benefits and other operating expenses	1,489	1,678	2,876	(189)	(11)	(1,198)	(42)

Total expenses	2,121	2,360	3,480	(239)	(10)	(1,120)	(32)

Pretax segment income	1,073	2,408	1,244	(1,335)	(55)	1,164	94
Income tax provision	407	865	384	(458)	(53)	481	#

Segment income	$666	$1,543	$860	$(877)	(57)%	$683	79%

Effective tax rate	37.9%	35.9%	30.9%

#	Denotes a variance greater than 100 percent

GCS offers global corporate payment services to large and mid-sized companies. Our business travel operations, which had been included in GCS, were deconsolidated effective June 30, 2014 in connection with the formation of the GBT JV, discussed previously. Therefore, there is a lack of comparability against periods prior to the deconsolidation. Our proportional share of the GBT JV net income or loss is reported within Other revenues.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues decreased $1.7 billion or 32 percent in 2015 compared to 2014. The decrease was primarily due to the gain on the sale of our investment in Concur in 2014 and the impact of the business travel joint venture transaction (resulting in a lack of comparability between periods). Billed business decreased 2 percent in 2015 compared to 2014 and increased 2 percent on an FX-adjusted basis.4 Billed business volume increased 2 percent within the United States and decreased 10 percent outside the United States. FX-adjusted billed business outside the United States increased 3 percent.4

Net interest expense decreased $54 million or 24 percent in 2015 compared to 2014, primarily driven by lower funding costs due to lower Card Member receivables.

Total revenues net of interest expense increased $95 million or 2 percent in 2014 compared to 2013, primarily due to the gain on the sale of our investment in Concur in 2014 and higher discount revenue from an increased level of Card Member spending, partially offset by the impact of the business travel joint venture transaction (resulting in a lack of comparability between periods).

PROVISIONS FOR LOSSES

Provisions for losses decreased $32 million or 18 percent in 2015 compared to 2014, primarily driven by a lower charge card provision, resulting from a lower reserve build due to lower average Card Member receivables and lower net write-offs.

Provisions for losses increased $51 million or 40 percent in 2014 compared to 2013, primarily driven by higher average Card Member receivables resulting in higher net write-offs. Refer to Table 14 for the charge card net loss ratio as a percentage of charge volume.

[4]	Refer to footnote 1 on page 55 for details regarding foreign currency adjusted information.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses decreased $50 million or 7 percent in 2015 compared to 2014, primarily driven by lower Card Member rewards due to lower spending volumes and a $13 million charge related to the Delta partnership renewal in the fourth quarter of 2014.

Salaries and employee benefits and other operating expenses decreased $189 million or 11 percent in 2015 compared to 2014, primarily due to the impact of the business travel joint venture transaction (resulting in a lack of comparability between periods), partially offset by elevated level of spending on growth initiatives in 2015.

Total expenses decreased $1.1 billion or 32 percent in 2014 compared to 2013, primarily due to the impact of the business travel joint venture transaction (resulting in a lack of comparability between periods), including the gain associated with the transaction in the second quarter of 2014, partially offset by transaction-related costs and restructuring charges.

INCOME TAXES

The effective tax rate for 2015 reflects the impact of certain nondeductible foreign losses. The effective tax rate for 2013 reflects the reversal of a valuation allowance related to deferred tax assets associated with certain of our non-U.S. business travel operations, as well as the allocated share of tax benefits related to the resolution of certain prior-years’ tax items.

TABLE 14: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31, (Millions, except percentages and where indicated)	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
Card billed business (billions)	$182.1	$186.7	$175.4	(2)%	6%
Total cards-in-force	6.9	6.9	7.1	—	(3)
Basic cards-in-force	6.9	6.9	7.1	—	(3)
Average basic Card Member spending (dollars)*	$26,420	$26,706	$24,924	(1)	7
Total segment assets (billions) (a)	$17.7	$18.5	$19.2	(4)	(4)
Segment capital	$3,699	$3,782	$3,688	(2)	3
Return on average segment capital (b)	17.4%	40.9%	23.6%
Return on average tangible segment capital (b)	30.8%	74.4%	45.8%
Card Member receivables:
Total receivables (billions)	$13.8	$14.6	$14.4	(5)%	1%
90 days past billing as a % of total	0.9%	0.8%	0.9%
Net loss ratio (as a % of charge volume)	0.09%	0.09%	0.08%

*	Proprietary cards only.
(a)	As of September 30, 2015, and prospectively, certain intercompany balances have been reclassified between operating segments, as a result of systems enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($666 million, $1.5 billion and $860 million for 2015, 2014 and 2013, respectively) by (ii) one-year average segment capital ($3.8 billion for both 2015 and 2014 and $3.6 billion for 2013). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $1.7 billion at December 31, 2015 and 2014 and $1.8 billion at December 31, 2013. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

GLOBAL NETWORK & MERCHANT SERVICES

TABLE 15: GNMS SELECTED INCOME STATEMENT DATA

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	Change 2015 vs. 2014		Change 2014 vs. 2013
Revenues
Non-interest revenues	$5,236	$5,426	$5,229	$(190)	(4)%	$197	4%

Interest income	98	52	32	46	88	20	63
Interest expense	(194)	(269)	(252)	75	(28)	(17)	7

Net interest income	292	321	284	(29)	(9)	37	13

Total revenues net of interest expense	5,528	5,747	5,513	(219)	(4)	234	4
Provisions for losses	54	93	67	(39)	(42)	26	39

Total revenues net of interest expense after provisions for losses	5,474	5,654	5,446	(180)	(3)	208	4

Expenses
Marketing, promotion, rewards, Card Member services and other	698	819	704	(121)	(15)	115	16
Salaries and employee benefits and other operating expenses	2,001	2,215	2,273	(214)	(10)	(58)	(3)

Total expenses	2,699	3,034	2,977	(335)	(11)	57	2

Pretax segment income	2,775	2,620	2,469	155	6	151	6
Income tax provision	1,004	960	894	44	5	66	7

Segment income	$1,771	$1,660	$1,575	$111	7%	$85	5%

Effective tax rate	36.2%	36.6%	36.2%

GNMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants; leverages our global closed-loop network to offer multi-channel marketing programs and capabilities, services and reporting and analytical data to our merchants around the world; and provides financing products for qualified merchants. It also enters into partnership agreements with third-party card issuers and acquirers to license the American Express brand and broaden the Card Member and merchant base for our network worldwide.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues decreased $190 million or 4 percent in 2015 compared to 2014. FX-adjusted non-interest revenues increased 2 percent, primarily due to higher royalties from our GNS bank partners and an increase in discount revenue driven by 2 percent growth in global worldwide card billed business.5

Net interest income decreased $29 million or 9 percent in 2015 compared to 2014, due to a reduction in the interest expense credit, which was partially offset by higher interest income on our merchant financing loans. The interest expense credit relates to internal transfer pricing and funding rates, which resulted in a net benefit for GNMS due to its merchant payables.

Total revenues net of interest expense increased $234 million or 4 percent in 2014 compared to 2013, primarily due to higher merchant-related revenues as a result of global worldwide card billed business growth of 7 percent, and an increase in net interest income.

PROVISIONS FOR LOSSES

Provisions for losses decreased $39 million or 42 percent in 2015 compared to 2014, and increased $26 million or 39 percent in 2014 compared to 2013. The change in both periods reflected a merchant-related charge in the fourth quarter of 2014.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses decreased $121 million or 15 percent in 2015 compared to 2014, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives in the prior year.

Salaries and employee benefits and other operating expenses decreased $214 million or 10 percent in 2015 compared to 2014, primarily driven by a litigation reserve release in the third quarter of 2015, associated with the rejected 2013 merchant litigation settlement, and a prior-year restructuring charge.

[5]	Refer to footnote 1 on page 55 for details regarding foreign currency adjusted information.

Total expenses increased $57 million or 2 percent in 2014 compared to 2013, primarily driven by the reinvestment of a significant portion of the gain from the business travel joint venture transaction in growth initiatives, partially offset by a charge in 2013 to reserve for the previously mentioned merchant litigation settlement.

TABLE 16: GNMS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31, (Millions, except percentages and where indicated)	2015	2014	2013	Change 2015 vs. 2014	Change 2014 vs. 2013
Global worldwide card billed business (billions)	$1,039.7	$1,022.8	$952.4	2%	7%
Total segment assets (billions)	$23.6	$18.1	$17.1	30	6
Segment capital (a)	$2,397	$1,970	$1,952	22	1
Return on average segment capital (b)	78.4%	84.0%	76.8%
Return on average tangible segment capital (b)	86.2%	92.9%	84.9%
Global Network Services:
Card billed business (billions)	$166.0	$160.7	$144.1	3	12
Total cards-in-force	47.4	44.0	40.7	8%	8%

(a)	As of September 30, 2015, and prospectively, certain intercompany balances have been reclassified between operating segments, as a result of systems enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.8 billion, $1.7 billion and $1.6 billion for 2015, 2014 and 2013, respectively) by (ii) one-year average segment capital ($2.3 billion, $2.0 billion and $2.1 billion for 2015, 2014 and 2013, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $206 million, $189 million and $195 million as of December 31, 2015, 2014 and 2013, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

CORPORATE & OTHER

Corporate functions and certain other businesses, including EG and other operations, are included in Corporate & Other.

Corporate & Other net expense increased to $1.1 billion in 2015, compared to $929 million and $900 million in 2014 and 2013, respectively. The increase in net expense was driven by EG charges in the third and fourth quarter of 2015 of $91 million and $419 million, respectively. The third quarter charge of $91 million related to previously capitalized software development costs, while the fourth quarter charge of $419 million reflected a write-down in goodwill ($219 million) and technology and other ($165 million), plus restructuring charges ($35 million). These 2015 charges were partially offset by higher restructuring costs in 2014. Refer to Note 2 to the “Consolidated Financial Statements” for further details on the fourth quarter EG impairment charges.

Results for all periods disclosed also include net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity — Liquidity Management,” as well as interest expense related to other corporate indebtedness.

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

We also report capital adequacy standards on a parallel basis to regulators under Basel requirements for Advanced Approaches institutions. The parallel period will continue until we receive regulatory approval to exit parallel reporting, at which point we will begin publicly disclosing regulatory risk-based capital ratios using both the Standardized and Advanced Approaches, and will be required to use the lower of the regulatory risk-based capital ratios based on the Standardized or Advanced Approaches to determine whether we are in compliance with minimum capital requirements.

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, as well as additional ratios widely utilized in the marketplace, as of December 31, 2015.

TABLE 17: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Basel III Standards 2015 (a)	Ratios as of December 31, 2015
Risk-Based Capital
Common Equity Tier 1	4.5%
American Express Company		12.4%
American Express Centurion Bank		16.9
American Express Bank, FSB		13.7
Tier 1	6.0
American Express Company		13.5
American Express Centurion Bank		16.9
American Express Bank, FSB		13.7
Total	8.0
American Express Company		15.2
American Express Centurion Bank		18.2
American Express Bank, FSB		15.1
Tier 1 Leverage	4.0
American Express Company		11.7
American Express Centurion Bank		17.7
American Express Bank, FSB		13.2
Supplementary Leverage Ratio (b)	3.0%
American Express Company		9.8
American Express Centurion Bank		14.1
American Express Bank, FSB		10.0
Common Equity to Risk-Weighted Assets
American Express Company		14.1
Tangible Common Equity to Risk-Weighted Assets (c)
American Express Company		11.5%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2015 for Advanced Approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.
(c)	Tangible Common Equity to Risk-Weighted Assets, a non-GAAP measure, is calculated by dividing shareholders’ equity of $20.7 billion as of December 31, 2015, less preferred shares of $1.6 billion and goodwill and other intangibles of $3.5 billion, by risk-weighted assets of $135.2 billion. We believe presenting the ratio of Tangible Common Equity to Risk-Weighted Assets is a useful measure of evaluating the strength of our capital position. Tangible Common Equity to Risk-Weighted Assets ratio is widely used in the marketplace, although it may be calculated differently by different companies.

TABLE 18: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK WEIGHTED ASSETS

($ in Billions)	December 31, 2015
Risk-Based Capital
Common Equity Tier 1	$16.7
Tier 1 Capital	18.3
Tier 2 Capital (a)	2.3
Total Capital	20.6
Risk Weighted Assets	135.2
Average Total Assets to calculate the Tier 1 Leverage Ratio	156.4
Total Leverage Exposure to calculate SLR	$186.6

(a)	Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets), a portion of the unrealized gains on equity securities, $600 million of subordinated notes issued in the fourth quarter of 2014 and $750 million of subordinated debentures. The $750 million of subordinated debentures do not meet the requirements of Tier 2 capital under Basel III, and are being transitioned out of capital (the total amount included in Tier 2 capital as of December 31, 2015, was $187 million). Hence, the total amount of subordinated debt included in Tier 2 capital as of December 31, 2015, was $787 million. The $750 million of subordinated debentures have been fully transitioned out of capital as of January 1, 2016.

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

The following are definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. The off-balance sheet items comprise a minimal part of the overall calculation. Risk-weighted assets under Basel III as of December 31, 2015 were $135.2 billion.

Common Equity Tier 1 Risk-Based Capital Ratio — The Common Equity Tier 1 risk-based capital ratio is calculated as Common Equity Tier 1 capital, divided by risk-weighted assets. Common Equity Tier 1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax and subject to transition provisions. Common Equity Tier 1 capital as of December 31, 2015 was $16.7 billion.

Tier 1 Risk-Based Capital Ratio — The Tier 1 capital ratio is calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of Common Equity Tier 1 capital, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries adjusted for capital to be held by insurance subsidiaries and deferred tax assets from net operating losses not deducted from Common Equity Tier 1 capital. Tier 1 capital as of December 31, 2015 was $18.3 billion.

Total Risk-Based Capital Ratio — The total risk-based capital ratio is calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) a portion of the unrealized gains on equity securities, $600 million of subordinated notes issued in the fourth quarter of 2014 and $750 million of subordinated debentures adjusted for capital to be held by insurance subsidiaries. The $750 million of subordinated debentures do not meet the requirements of Tier 2 capital under Basel III, and are being transitioned out of capital (the total amount included in Tier 2 capital as of December 31, 2015 was $187 million). Hence, the total amount of subordinated debt included in Tier 2 capital as of December 31, 2015 was $787 million. Tier 2 capital as of December 31, 2015 was $2.3 billion. The $750 million of subordinated debentures have been fully transitioned out of capital as of January 1, 2016. See “Fully Phased-in Basel III” section.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of December 31, 2015 were $156.4 billion.

The following is a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $20.7 billion as of December 31, 2015, less preferred shares of $1.6 billion. Tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $3.5 billion as of December 31, 2015. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

FULLY PHASED-IN BASEL III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased-in as of December 31, 2015. These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

TABLE 19: ESTIMATED FULLY PHASED-IN BASEL III CAPITAL AND LEVERAGE RATIOS

($ in Billions)	December 31, 2015
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III (a)	11.8%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	13.0

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III (b)	11.2
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.4%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III (c)	$135.0
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio (b)	156.0
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$186.1

(a)	The Fully Phased-in Basel III Common Equity Tier 1 and Tier 1 risk-based capital ratios, non-GAAP measures, are calculated as Common Equity Tier 1 or Tier 1 capital under Fully Phased-in Basel III rules, as applicable, divided by risk-weighted assets under Fully Phased-in Basel III rules. Refer to Table 20 for a reconciliation of Common Equity Tier 1 and Tier 1 capital under Fully Phased-in Basel III rules to Common Equity Tier 1 and Tier 1 capital under Transitional Basel III rules.
(b)	The Fully Phased-in Basel III Tier 1 and supplementary leverage ratios, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III, respectively.
(c)	Estimated Fully Phased-in Basel III risk-weighted assets, a non-GAAP measure, reflect our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.
(d)	Estimated Fully Phased-in Basel III Leverage Exposure, a non-GAAP measure, reflects average total consolidated assets with adjustments for Tier 1 capital deductions on a fully phased-in basis, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities.

The Basel capital standards establish minimum requirements for the Tier 1 risk-based capital ratios that are 1.5 percent higher than the minimum requirements for Common Equity Tier 1 risk-based capital ratios. This difference between Tier 1 capital, which includes common equity and qualifying preferred securities and Common Equity Tier 1 is also present in the minimum capital requirements within Comprehensive Capital Analysis and Review (CCAR). We issued $750 million of preferred shares in the fourth quarter of 2014 and $850 million in the first quarter of 2015. The preferred shares issuances help to finance a portion of the Tier 1 capital requirements in excess of common equity requirements.

Our $750 million of subordinated debentures, which prior to 2014, were fully included in Tier 2 capital (but not in Tier 1 capital), do not meet the requirements of Tier 2 capital under Basel III. The phase-out of the subordinated debentures from Tier 2 capital began in the first quarter of 2014 and will be fully phased out on January 1, 2016, which affects our total risk-based capital ratio. At our option, the subordinated debentures are redeemable for cash on or after September 1, 2016 at 100 percent of the principal amount plus any accrued but unpaid interest. We currently intend to exercise this redemption option, subject to business and market conditions. As previously mentioned, we issued $600 million of subordinated notes in the fourth quarter of 2014, which qualifies as Tier 2 capital under Basel rules. Our total risk-based capital ratio is expected to remain well in excess of the required minimum.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of December 31, 2015.

TABLE 20: TRANSITIONAL BASEL III VERSUS FULLY PHASED-IN BASEL III

(Billions)	CET1	Tier 1
Risk-Based Capital under Transitional Basel III	$16.7	$18.3
Adjustments related to:
AOCI	(0.3)	(0.3)
Transition provisions for intangible assets	(0.5)	(0.5)
Deferred tax assets	(0.1)	(0.1)
Other	0.1	0.1

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$15.9	$17.5

Fully Phased-in Basel III Risk-Weighted Assets — The Fully Phased-in Basel III risk-weighted assets reflect our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns. The Fully Phased-in Basel III risk-weighted assets as of December 31, 2015 were estimated to be $135.0 billion.

Fully Phased-in Basel III Tier 1 Leverage Ratio — The Fully Phased-in Basel III Tier 1 leverage ratio is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total consolidated assets.

Basel III Supplementary Leverage Ratio — The supplementary leverage ratio under Fully Phased-in Basel III rules is calculated by dividing Fully Phased-in Basel III Tier 1 capital by our total assets for supplementary leverage capital purposes under Basel III. Total assets for supplementary leverage capital purposes reflect total consolidated assets with adjustments for Tier 1 capital deductions, off-balance sheet derivatives, undrawn unconditionally cancellable commitments and other off-balance sheet liabilities. Total assets for supplementary leverage capital purposes as of December 31, 2015 were estimated to be $186.1 billion.

SHARE REPURCHASES AND DIVIDENDS

We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and more than offset the issuance of new shares as part of employee compensation plans.

During the year ended December 31, 2015, we returned $5.6 billion to our shareholders in the form of common stock dividends ($1.1 billion) and share repurchases ($4.5 billion). We repurchased 58.8 million common shares at an average price of $76.70 in 2015. These dividend and share repurchase amounts represent approximately 105 percent of total capital generated during the year. The amount of capital we generated in 2015 significantly exceeded the capital required to finance organic business growth and acquisitions. The proposed sales of the HFS loan portfolios are expected to, all else remaining constant, increase our capital ratios due to the reduction in risk-weighted assets. This additional capital flexibility may be used to support growth in loans, potential acquisitions, distributions to shareholders, or a combination thereof. Beginning in 2016, participating CCAR firms are now required to submit their capital plans and stress testing results to the Federal Reserve on or before April 5 of each year instead of on or before January 5 of each year as previously required. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR 2016, including the reasons for any objection to capital plans, by June 30, 2016.

In addition, during the year ended December 31, 2015, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series B and Series C Preferred Shares during 2015 were $40 million and $22 million, respectively. For additional information on our preferred shares refer to Note 17 “Common and Preferred Shares” and Note 22 “Earnings per Common Share (EPS); Preferred Shares” of the “Consolidated Financial Statements.”

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

FUNDING PROGRAMS AND ACTIVITIES

We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debentures, asset securitizations, borrowings through secured borrowing facilities and long-term committed bank borrowing facilities in certain non-U.S. regions.

We had the following consolidated debt and customer deposits outstanding as of December 31:

TABLE 21: SUMMARY OF CONSOLIDATED DEBT AND CUSTOMER DEPOSITS

(Billions)	2015	2014
Short-term borrowings	$4.8	$3.5
Long-term debt	48.1	58.0

Total debt	52.9	61.5
Customer deposits	55.0	44.2

Total debt and customer deposits	$107.9	$105.7

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

Our funding plan for the full year 2016 includes, among other sources, approximately $3 billion to $7 billion of unsecured term debt issuance and up to $3 billion of secured term debt issuance. Our funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.

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

SHORT-TERM FUNDING PROGRAMS

Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of 12 months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to meet working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions.

We had the following short-term borrowings outstanding as of December 31:

TABLE 23: SHORT-TERM BORROWINGS OUTSTANDING

(Billions)	2015	2014
Commercial paper (a)	$2.1	$0.8
Other short-term borrowings	2.7	2.7

Total	$4.8	$3.5

(a)	Average commercial paper outstanding was $0.9 billion and $0.2 billion in 2015 and 2014, respectively.

Refer to Note 9 to the “Consolidated Financial Statements” for further description of these borrowings.

DEPOSIT PROGRAMS

We offer deposits within our American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank) subsidiaries (together, the Banks). These funds are currently insured up to $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on the Banks’ capital levels. We, through the American Express Bank, have a direct retail deposit program, Personal Savings from American Express, to supplement our distribution of deposit products sourced through third-party distribution channels. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.

We held the following deposits as of December 31:

TABLE 24: CUSTOMER DEPOSITS

(Billions)	2015	2014
U.S. retail deposits:
Savings accounts — Direct	$29.0	$26.2
Certificates of deposit: (a)
Direct	0.3	0.3
Third-party (brokered)	13.9	7.8
Sweep accounts — Third-party (brokered)	10.9	9.0
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.2	0.2
Card Member credit balances — U.S. and non-U.S.	0.7	0.7

Total customer deposits	$55.0	$44.2

(a)	The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 30.7 months and 1.69 percent, respectively, as of December 31, 2015.

LONG-TERM DEBT PROGRAMS

During 2015, we and our subsidiaries issued unsecured debt and asset-backed securities with maturities ranging from 2 to 5 years. These amounts included approximately $6.6 billion of unsecured debt and $1.0 billion of AAA-rated securitization certificates and notes. During the year, we retained approximately $0.1 billion of subordinated securities, as the pricing for these securities were not attractive compared to our other sources of financing available.

Our 2015 debt issuances were as follows:

TABLE 25: DEBT ISSUANCES

(Billions)
American Express Credit Corporation:
Fixed Rate Senior Notes (weighted-average coupon of 2.26%)	$4.9
Floating Rate Senior Notes (3-month LIBOR plus 80 basis points on average)	1.7
American Express Credit Account Master Trust: (a)
Floating Rate Senior Certificates (1-month LIBOR plus 29 basis points on average)	1.0

Total	$7.6

(a)	Issuances from the American Express Credit Account Master Trust (the Lending Trust) do not include $0.1 billion of subordinated securities retained by us during the year.

ASSET SECURITIZATION PROGRAMS

We periodically securitize Card Member receivables and loans arising from our card business, as the securitization market provides us with cost-effective funding. Securitization of Card Member receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues securities collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to us, through our wholly owned subsidiaries, as consideration for the transferred assets.

The receivables and loans being securitized are reported as Card Member receivables and loans on our Consolidated Balance Sheets, with a portion also included in Card Member loans and receivables HFS, and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor securities. During the twelve months ended December 31, 2015, no such triggering events occurred.

LIQUIDITY MANAGEMENT

We incur liquidity risk that arises in the course of offering our products and services. Our liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. We seek to maintain liquidity sources, even in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions, in amounts sufficient to meet our expected future financial obligations and our businesses’ requirements for liquidity for a period of at least twelve months. Our liquidity risk policy sets out our objectives and approach to managing liquidity risk.

The liquidity risks that we are exposed to could arise from a wide variety of scenarios. Our liquidity management strategy thus includes a number of elements, including, but not limited to:

•	Maintaining diversified funding sources (refer to the “Funding Strategy” section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;

•	Projecting cash inflows and outflows under a variety of economic and market scenarios;

•	Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements;

•	Incorporating liquidity risk management as appropriate into our capital adequacy framework.

We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, committed bank credit facilities and ABS conduit facilities. Through our U.S. bank subsidiaries, we also hold collateral eligible for use at the Federal Reserve’s discount window.

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other regulatory measures of liquidity, such as the Liquidity Coverage Ratio (LCR), as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. The LCR rule prescribes cash flow assumptions over a 30-day period and establishes qualifying criteria for high-quality liquid assets. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements.

The investment income we receive on liquidity resources, such as cash, is less than the interest expense on the sources of funding for these balances. The net interest costs on these amounts have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity

As of December 31, 2015, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust together with the Lending Trust, the Trusts). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2015, $1.0 billion was drawn on the Charge Trust facility and $0.1 billion was drawn on the Lending Trust facility, both of which were subsequently repaid on January 15, 2016.

Federal Reserve Discount Window

As insured depository institutions, the Banks may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowings made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral remain at the discretion of the Federal Reserve.

We had approximately $50.9 billion as of December 31, 2015 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings, to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of December 31, 2015 of $3.0 billion, which expires on December 9, 2018. The availability of this credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a certain ratio of combined earnings and fixed charges to fixed charges. As of December 31, 2015, we were in compliance with each of our covenants. As of December 31, 2015, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance our contingent funding resources.

Our committed bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on our credit rating.

CASH FLOWS

The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.

TABLE 26: CASH FLOWS

(Billions)	2015	2014	2013
Total cash provided by (used in):
Operating activities	$11.0	$11.0	$8.5
Investing activities	(8.2)	(8.0)	(7.2)
Financing activities	(2.0)	—	(3.9)
Effect of foreign currency exchange rates on cash and cash equivalents	(0.3)	(0.2)	(0.2)

Net increase (decrease) in cash and cash equivalents	$0.5	$2.8	$(2.8)

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For December 31, 2015 and 2014, net cash provided by operating activities remained consistent at $11.0 billion in both periods, driven by net income of $5.2 billion and $5.9 billion, respectively, adjusted for non-cash items including certain changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, as well as changes in our available for sale investment securities portfolio.

For the year ended December 31, 2015 and 2014, net cash used in investing activities was $8.2 billion and $8.0 billion, respectively. Both periods primarily reflect an increase in Card Member receivables and loans, including the HFS portfolios. In 2014, that increase was partially offset by the cash proceeds from the sale of our investment in Concur.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the year ended December 31, 2015, net cash used in financing activities was $2.0 billion. For the year ended December 31, 2014, net cash provided by financing activities was $11 million. The variance was primarily driven by an increase in debt repayments in the current year versus the prior year, partially offset by a greater increase in customer deposits in the current year versus the prior year.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have identified both on- and off-balance sheet transactions, arrangements, obligations and other relationships that may have a material current or future effect on our financial condition, changes in financial condition, results of operations, or liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

The table below identifies transactions that represent our contractually committed future obligations. Purchase obligations include our agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

TABLE 27: COMMITTED FUTURE OBLIGATIONS BY YEAR

	Payments due by year (a)
(Millions)	2016	2017-2018	2019-2020	2021 and thereafter	Total
Long-term debt	$6,814	$28,608	$10,262	$3,176	$48,860
Interest payments on long-term debt (b)	864	1,016	331	1,360	3,571
Certificates of deposit	2,493	6,810	4,841	—	14,144
Other long-term liabilities (c)	184	70	17	22	293
Operating lease obligations	165	278	187	863	1,493
Purchase obligations (d)	397	165	61	30	653
Cobrand obligations (e)	212	138	63	204	617

Total	$11,129	$37,085	$15,762	$5,655	$69,631

(a)	The table above excludes approximately $0.9 billion of tax liabilities related to the uncertainty in income taxes as inherent complexities and the number of tax years currently open for examination in multiple jurisdictions do not permit reasonable estimates of payments, if any, to be made over a range of years.
(b)	Estimated interest payments were calculated using the effective interest rate in place as of December 31, 2015, and includes the effect of existing interest rate swaps. Actual cash flows may differ from estimated payments.
(c)	As of December 31, 2015, there were no minimum required contributions, and no contributions are currently planned, for the U.S. American Express Retirement Plan. For the U.S. American Express Retirement Restoration Plan and non-U.S. defined benefit pension and postretirement benefit plans, contributions in 2016 are anticipated to be approximately $44 million, and this amount has been included within other long-term liabilities. Remaining obligations under defined benefit pension and postretirement benefit plans aggregating $726 million have not been included in the table above as the timing of such obligations is not determinable. Additionally, other long-term liabilities do not include $6.7 billion of Membership Rewards liabilities, which are not considered long-term liabilities as Card Members in good standing can redeem points immediately, without restrictions, and because the timing of point redemption is not determinable.
(d)	The purchase obligation amounts represent either the early termination fees or non-cancelable minimum contractual obligations, as applicable, by period under contracts that were in effect as of December 31, 2015.
(e)	Represents obligations to make payments under contractual agreements with certain cobrand partners. We expect to fully satisfy these obligations over the remaining term of these agreements as part of the ongoing operations of our business.

In addition to the contractual obligations noted in Table 27, we have off-balance sheet arrangements that include guarantees, indemnifications and certain other off-balance sheet arrangements.

GUARANTEES

Our principal guarantees are associated with Card Member services to enhance the value of owning an American Express card. As of December 31, 2015, we had guarantees totaling approximately $48 billion related to Card Member protection plans, as well as other guarantees and indemnifications provided in the ordinary course of business. Refer to Note 16 to the “Consolidated Financial Statements” for further discussion regarding our guarantees.

CERTAIN OTHER OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had approximately $297 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

To mitigate counterparty credit risk related to derivatives, we accepted non-cash collateral in the form of security interests in U.S. Treasury securities from its derivatives counterparties with a fair value of nil and $91 million as of December 31, 2015 and 2014, respectively, none of which was sold or repledged.

Refer to Notes 7 and 13 to the “Consolidated Financial Statements” for discussion regarding our other off-balance sheet arrangements.

RISK MANAGEMENT

GOVERNANCE

We use our comprehensive Enterprise-wide Risk Management (ERM) program to identify, aggregate, monitor, and manage risks. The program also defines our risk appetite, governance, culture and capabilities. The implementation and execution of the ERM program is headed by our Chief Risk Officer.

Risk management is overseen by our Board of Directors through three Board committees: the Risk Committee, the Audit and Compliance Committee, and the Compensation and Benefits Committee. Each committee consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their committee. The committees meet regularly in private sessions with our Chief Risk Officer, the Chief Compliance & Ethics Officer, the General Auditor and other senior management with regard to our risk management processes, controls, talent and capabilities. The Board monitors the “tone at the top,” our risk culture, and oversees emerging and strategic risks.

The Risk Committee of our Board of Directors provides oversight on risk policies, risk appetite and our performance against goals. The Risk Committee approves our ERM policy along with its sub-policies governing individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk and asset/liability risk, as well as policies governing the launch of new products and services, third-party management, and resolution planning. The ERM policy defines our risk appetite as well as governance over risk taking and oversight processes. Risk appetite defines the authorized risk limits to control exposures well within our risk capacity even under stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.

The Risk Committee reviews and concurs in the appointment, replacement, performance and compensation of our Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks, transactions and exposures.

The Risk Committee reviews our credit risk profile as well as credit risk performance, trends and risk management capabilities.

The Risk Committee also reviews enterprise-wide operational risk trends, events and capabilities, with an emphasis on compliance, fraud, legal, process or control failures, information security, and privacy, as well as trends in market, funding, liquidity and reputational risks. The Risk Committee also provides oversight of our compliance with Basel capital and liquidity standards and its Internal Capital Adequacy Assessment Process, including its CCAR submissions; and resolution planning.

The Audit and Compliance Committee of our Board of Directors approves our compliance policies and risk tolerance, and reinforces the importance of our compliance risk management. In addition, the Audit and Compliance Committee reviews the effectiveness of our Corporate-wide Compliance Risk Management Program. More broadly, this committee is responsible for assisting the Board in its oversight responsibilities relating to the integrity of our financial statements and financial reporting process, internal and external auditing, including the qualifications and independence of the independent registered public accounting firm and the performance of our internal audit services function, and the integrity of our systems of internal accounting and financial controls.

The Audit and Compliance Committee provides oversight of our Internal Audit Group. The Audit and Compliance Committee reviews and concurs in the appointment, replacement, performance and compensation of our General Auditor and approves Internal Audit’s annual Audit Plan, charter, policies and budget. The Audit and Compliance Committee also receives regular updates on the Audit Plan’s status and results including significant reports issued by Internal Audit and the status of our corrective actions.

The Compensation and Benefits Committee of our Board of Directors works with the Chief Risk Officer to ensure our overall compensation programs, as well as those covering our business units and risk-taking employees, appropriately balance risk with business incentives and how business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting goals, including for our business units. Our Chief Risk Officer also reviews the current and forward-looking risk profiles of each business unit, and provides input into performance evaluation. The Chief Risk Officer meets with the Compensation and Benefits Committee and attests whether performance goals and results have been achieved without taking imprudent risks. The Compensation and Benefits Committee uses a risk-balanced incentive compensation framework to decide on our bonus pools and the compensation of senior executives.

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by our Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies companywide with approval by the appropriate board committee. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, economic capital and Basel capital trends, and provides guidance on the steps to monitor, control and report major risks. The ERMC is responsible for risk governance, risk oversight and risk appetite for all risks, which include individual credit risk, institutional credit risk, operational risk, compliance risk, reputational risk, market risk, asset liability management (ALM) risk, liquidity risk, model risk, and strategic and business risk.

As defined in the ERM policy, we follow the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, our Chief Credit Officer, Chief Operational Risk Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense.

The second line comprises independent functions overseeing risk taking activities of the first line. The Global Risk Oversight Officer and Market Risk Oversight Officer, the Chief Compliance & Ethics Officer, the Corporate Comptroller and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.

Our Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.

In addition, the Asset Liability Committee, chaired by our Chief Financial Officer, is responsible for managing market, liquidity, asset/liability risk and capital.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is defined as loss due to obligor or counterparty default or changes in the credit quality of a security. Our credit risks are divided into two broad categories: individual and institutional. Each has distinct risk management capabilities, strategies, and tools. Business units that create individual or institutional credit risk exposures of significant importance are supported by dedicated risk management teams, each led by a Chief Credit Officer. To preserve independence, Chief Credit Officers for all business units report to our Chief Credit Officer.

INDIVIDUAL CREDIT RISK

Individual credit risk arises principally from consumer and small business charge cards, credit cards, lines of credit, and loans. These portfolios consist of millions of customers across multiple geographies, industries and levels of net worth. We benefit from the high-quality profile of our customers, which is driven by our brand, premium customer servicing, product features and risk management capabilities, which span underwriting, customer management and collections. Externally, the risk in these portfolios is correlated to broad economic trends, such as unemployment rates and gross domestic product (GDP) growth, which can affect customer liquidity.

The business unit leaders and their Chief Credit Officers take the lead in managing the individual credit risk process. These Chief Credit Officers are guided by the Individual Credit Risk Committee, which is responsible for implementation and enforcement of the Individual Credit Risk Management Policy. This policy is further supported by subordinate policies and operating manuals covering decision logic and processes of credit extension, including prospecting, new account approvals, point-of-sale authorizations, credit line management and collections. The subordinate risk policies and operating manuals are designed to ensure consistent application of risk management principles and standardized reporting of asset quality and loss recognition.

Individual credit risk management is supported by sophisticated proprietary scoring and decision-making models that use the most up-to-date information on prospects and customers, such as spending and payment history and data feeds from credit bureaus. Additional data, such as commercial variables, are integrated to further mitigate small business risk. We have developed data-driven economic decision logic for customer interactions to better serve our customers.

INSTITUTIONAL CREDIT RISK

Institutional credit risk arises principally within our Global Corporate Payments, Global Merchant Services, GNS, Prepaid Services, and Foreign Exchange Services businesses, as well as investment and liquidity management activities. Unlike individual credit risk, institutional credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.

Similar to Individual Credit Risk, business units taking institutional credit risks are supported by Chief Credit Officers. These officers are guided by the Institutional Risk Management Committee (IRMC), which is responsible for implementation and enforcement of the Institutional Credit Risk Management Policy and for providing guidance to the credit officers of each business unit with substantial institutional credit risk exposures. The committee, along with the business unit Chief Credit Officers, makes investment decisions in core risk capabilities, ensures proper implementation of the underwriting standards and contractual rights of risk mitigation, monitors risk exposures, and determines risk mitigation actions. The IRMC formally reviews large institutional risk exposures to ensure compliance with ERMC guidelines and procedures and escalates them to the ERMC as appropriate. At the same time, the IRMC provides guidance to the business unit risk management teams to optimize risk-adjusted returns on capital. A centralized risk rating unit and a specialized airline risk group provide risk assessment of our institutional obligors.

Exposure to the Airline Industry

We have multiple important cobrand, rewards, merchant acceptance and corporate payments arrangements with airlines. The ERM program evaluates the risks posed by our airline partners and the overall airline strategy companywide through comprehensive business analysis of global airlines. Our largest airline partner is Delta, and this relationship includes exclusive cobrand credit card partnerships and other arrangements including Membership Rewards redemption, merchant acceptance, travel and corporate payments. See “Risk Factors.”

Sovereign Debt Exposure

As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of our economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2015, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.

OPERATIONAL RISK MANAGEMENT PROCESS

We define operational risk as the risk of not achieving business objectives due to inadequate or failed processes, people, or information systems, or the external environment, including failures to comply with laws and regulations. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.

To appropriately measure and manage operational risk, we have implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC) coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Lead Operational Risk Officers in the business units and staff groups. To preserve independence, the Lead Operational Risk Officers for all business units report to our Chief Operational Risk Officer, who in turn reports directly to our Chief Risk Officer.

We use the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. This framework, supervised by the ORMC, consists of (a) operational risk event capture, (b) a project office to coordinate issue management and control enhancements, (c) key risk indicators such as customer complaints or pre-implementation test metrics, and (d) process and entity-level risk assessments.

The framework requires the assessment of operational risk events to determine root causes, impact to customers and/or us, and resolution plan accountability to correct any defect, remediate customers, and enhance controls and testing to mitigate future issues. Our impact is assessed from an operational, financial, brand, regulatory compliance and legal perspective.

INFORMATION SECURITY, PRIVACY, AND DATA GOVERNANCE

We have implemented an Information Security Framework and Operating Model that is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction.

Chaired by the Chief Information Security Officer, our Information Security Risk Management Committee, a sub-committee of the ORMC, provides oversight and governance for our information security risk management program. In addition, the committee is responsible for establishing cyber risk tolerances and in managing cyber crisis preparedness. The Information Security Oversight team provides challenges and independent assessment of the information security program.

We assess our cyber risk across four categories of “threat actors” that we currently believe pose the greatest risk, namely cyber criminals, nation state sponsored groups, determined insiders and “hacktivists” or social objectors. Our Information Security Framework and Operating Model uses an approach that looks at different phases of security to prepare, prevent, detect, respond and recover from cyber-security attacks.

Our Privacy Framework and Operating Model follow a similar structure. Co-chaired by the U.S. Chief Privacy Officer and the International Chief Privacy Officer, our Privacy Risk Management Committee, a sub-committee of the ORMC, provides oversight and governance for our privacy program. The committee is responsible for the governance over the collection, notice, use, sharing, transfer, confidentiality and retention of personal data.

Our Enterprise Data Governance Framework and Policy defines governance and data standards for data used in regulatory reporting, risk management as well as other critical systems including big data capabilities.

COMPLIANCE RISK MANAGEMENT PROCESS

We define compliance risk as the risk of legal or reputational harm, fines, monetary penalties and payment of damages or other forms of sanction as a result of non-compliance with applicable laws, regulations, rules or standards of conduct.

We view our ability to effectively mitigate compliance risk as an important aspect of our business model. Our Global Compliance and Ethics organization is responsible for establishing and maintaining our corporate-wide Compliance Risk Management Program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the regulatory risks to which we are exposed.

We have a comprehensive Anti-Money Laundering program that monitors and reports suspicious activity to the appropriate government authorities. As part of that program, the Global Risk Oversight team provides independent risk assessment of the models and rules used by the Anti-Money Laundering team. In addition, the Internal Audit Group reviews the processes for practices consistent with regulatory guidance.

REPUTATIONAL RISK MANAGEMENT PROCESS

We define reputational risk as the risk that negative publicity regarding our products, services, business practices, management, clients and partners, whether perceived or real, could cause a decline in the customer base, costly litigation, or revenue reductions.

We view protecting our reputation as core to our vision of becoming the world’s most respected service brand and fundamental to our long-term success.

Our business leaders are responsible for ensuring that reputational risk implications of transactions, business activities and management practices are appropriately considered and relevant subject matter experts are engaged as needed. The ERMC and its sub-committees are responsible for reviewing decisions where reputational risk may exist and ensuring that reputational risk considerations are properly reflected.

MARKET RISK MANAGEMENT PROCESS

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include:

•

Interest rate risk due to changes in the relationship between interest rates on our assets (such as loans, receivables and investment securities) and our interest rates on our liabilities (such as debt and deposits); and

•	Foreign exchange risk related to earnings, funding, transactions and investments in currencies other than the U.S. dollar.

Our Asset-Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management, including quantitative limits and escalation triggers. These policies are approved by the Risk Committee of the Board of Directors.

Market risk is managed by the Market Risk Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposures for market risk and ALM activities, as well as ensuring compliance with the Volcker Rule and other regulatory requirements. Market risk management is also guided and governed by policies covering the use of derivative financial instruments, funding, liquidity and investments.

Our interest rate exposure can vary over time as a result of, among other things, the proportion of our total funding provided by variable-and fixed-rate debt and deposits compared to our Card Member loans and receivables. Interest rate swaps are used from time to time to effectively convert debt issuances to (or from) variable-rate, from (or to) fixed-rate. We do not engage in derivative financial instruments for trading purposes. Refer to Note 14 to the Consolidated Financial Statements for further discussion of our derivative financial instruments.

We analyze a variety of interest rate scenarios to inform us of the potential impacts from interest rate changes on earnings and the value of assets, liabilities and the economic value of equity. As of December 31, 2015, the detrimental effect on our annual net interest income of a hypothetical, immediate 100 basis point increase in interest rates would be approximately $216 million. To calculate this effect, the projected net interest income over a 12-month time horizon is measured, considering forecasted business growth and future interest rates. The change in projected net interest income from a 100 basis point increase in rates is measured by increasing our forecast of future interest rates by 100 basis points. The timing and loan balances associated with the sales of the HFS loan portfolios are key assumptions in projecting business growth this year. The HFS loan portfolio sales, if and when completed, are expected to reduce our exposure to rising interest rates, all else remaining constant.

We are also subject to market risk from changes in the relationship between the benchmark Prime rate that determines the yield on our variable-rate lending receivables and the benchmark LIBOR rate that determines the effective interest cost on a significant portion of our outstanding debt. Differences in the rate of change of these two indices, commonly referred to as basis risk, would impact our variable-rate U.S. lending net interest margins because we borrow at rates based on LIBOR but lend to our customers based on the Prime rate. The detrimental effect on our net interest income of a hypothetical 10 basis point decrease in the spread between Prime and one-month LIBOR over the next 12 months is estimated to be $35 million. We currently have approximately $40 billion of Prime-based, variable-rate U.S. lending receivables and $35 billion of LIBOR-indexed debt, including asset securitizations. The HFS loan portfolios sales are expected to reduce our basis risk exposure, all else remaining constant.

Foreign exchange exposures arise in four principal ways: 1) Card Member spending in currencies that are not the billing currency, 2) cross-currency transactions and balances from our funding activities, 3) cross-currency investing activities, such as in the equity of foreign subsidiaries, and 4) revenues generated and expenses incurred in foreign currencies, which impact earnings.

These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pre-tax impacts from currency movements in the period in which they occur. As of December 31, 2015 and 2014, foreign currency derivative instruments with total notional amounts of approximately $26 billion and $30 billion were outstanding, respectively.

With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial impact to projected earnings as of December 31, 2015. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2015. With respect to earnings denominated in foreign currencies, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $179 million as of December 31, 2015.

The actual impact of interest rate and foreign exchange rate changes will depend on, among other factors, the timing of rate changes, the extent to which different rates do not move in the same direction or in the same direction to the same degree, changes in the cost, volume and mix of our hedging activities and changes in the volume and mix of our businesses.

FUNDING & LIQUIDITY RISK MANAGEMENT PROCESS

Liquidity risk is defined as our inability to meet our ongoing financial and business obligations as they become due at a reasonable cost.

Our Board-approved Liquidity Risk Policy establishes the framework that guides and governs liquidity risk management.

Liquidity risk is managed by the Funding and Liquidity Committee. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk management. We manage liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a 12-month period, even in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.

Liquidity risk is managed at an aggregate consolidated level as well as at certain subsidiaries in order to ensure that sufficient and accessible liquidity resources are maintained. The Funding and Liquidity Committee reviews forecasts of our aggregate and subsidiary cash positions and financing requirements, approves funding plans designed to satisfy those requirements under normal and stressed conditions, establishes guidelines to identify the amount of liquidity resources required and monitors positions and determines any actions to be taken.

MODEL RISK MANAGEMENT PROCESS

We define model risk as the risk of adverse consequences, such as financial loss, poor business and strategic decision making, or damage to our reputation, from decisions based on incorrect or misused model outputs and reports.

We manage model risk through a comprehensive model governance framework, including policies and procedures for model development, independent model validation and change management capabilities that seek to minimize erroneous model methodology, outputs and misuse. We also assess model performance on an ongoing basis.

STRATEGIC AND BUSINESS RISK MANAGEMENT PROCESS

Strategic and business risk is the risk related to our inability to achieve our business objectives due to poor strategic decisions, including decisions related to mergers, acquisitions, and divestitures, poor implementation of strategic decisions or declining demand for our products and services.

Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with company policies. We seek to manage strategic and business risks through risk controls embedded in these processes as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by committees and business leaders. Mergers, acquisitions and divestitures can only be approved following Deal Committee due diligence, a comprehensive risk assessment by operational, market, credit and oversight leaders and approval by either the Chief Risk Officer or appropriate risk committees. All new products and material changes in business processes are reviewed and approved by the New Products Committee and appropriate credit or risk committees.

CRITICAL ACCOUNTING ESTIMATES

Refer to Note 1 to the “Consolidated Financial Statements” for a summary of our significant accounting policies. Certain of our accounting policies requiring significant management assumptions and judgments are as follows:

RESERVES FOR CARD MEMBER LOSSES

Reserves for Card Member losses represent our best estimate of the probable losses inherent in our outstanding portfolio of Card Member receivables and loans, as of the balance sheet date. As of December 31, 2015, this estimate does not reflect Card Member loans and receivables HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

In estimating these losses, we use statistical and analytical models that analyze portfolio performance and reflect our judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses over an appropriate historical period, as well as expected future recoveries. We also consider whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member receivables and loans.

The process of estimating these reserves requires a high degree of judgment. To the extent historical credit experience, updated for any external and internal qualitative factors such as environmental trends, is not indicative of future performance, actual losses could differ significantly from our judgments and expectations, resulting in either higher or lower future provisions for Card Member losses in any quarter.

As of December 31, 2015, a 10 percent increase in our estimate of losses inherent in the outstanding portfolio of Card Member receivables and loans evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $149 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent our expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.

LIABILITY FOR MEMBERSHIP REWARDS EXPENSE

The Membership Rewards program is our largest card-based rewards program. Card Members can earn points for purchases charged on their enrolled card products. Certain types of purchases allow Card Members to also earn bonus points. Membership Rewards points are redeemable for a broad variety of rewards including travel, entertainment, retail certificates and merchandise. Points typically do not expire, and there is no limit on the number of points a Card Member may earn.

We record a Membership Rewards liability that represents the estimated cost of points earned that are expected to be redeemed by Card Members in the future. The Membership Rewards liability is impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. We estimate the Membership Rewards liability by determining the URR and the WAC per point, which are applied to the points of current enrollees.

The URR assumption is used to estimate the number of points earned by current enrollees that will ultimately be redeemed in future periods. We use statistical and actuarial models to estimate the URR of points earned to date by current Card Members based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes. The WAC per point assumption is used to estimate future redemption costs and is primarily based on redemption choices made by Card Members, reward offerings by partners, and Membership Rewards program changes. The WAC per point is derived from the previous 12 months of redemptions and is adjusted as appropriate for certain changes in redemption costs that are not representative of future cost expectations.

We periodically evaluate our liability estimation process and assumptions based on developments in redemption patterns, cost per point redeemed, partner contract changes and other factors. The process of estimating the Membership Rewards liability includes a high degree of judgment. Actual redemptions and associated redemption costs could differ significantly from our judgment, resulting in either higher or lower Membership Rewards expense.

Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period marketing, promotion, rewards and Card Member services expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2015, an increase in the estimated URR of current enrollees of 100 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $341 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $85 million.

FAIR VALUE MEASUREMENT

We hold investment securities and derivative instruments that are carried at fair value on the Consolidated Balance Sheets. Management makes assumptions and judgments when estimating the fair values of these financial instruments.

In accordance with fair value measurement and disclosure guidance, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability. The disclosure guidance establishes a three-level hierarchy of inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to the measurement of fair value based on unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by the measurement of fair value based on pricing models with significant observable inputs (Level 2), with the lowest priority given to the measurement of fair value based on pricing models with significant unobservable inputs (Level 3). We did not have any Level 3 financial instruments measured on a recurring basis during the year ended December 31, 2015.

Investment Securities

Our investment securities are mostly composed of fixed-income securities issued by states and municipalities, as well as the U.S. Government and Agencies.

The fair market values for our investment securities, including investments comprising defined benefit pension plan assets, are obtained primarily from pricing services we engage and for each security, we receive one price from that pricing service. The fair values provided by the pricing services are estimated using pricing models, where the inputs to those models are based on observable market inputs or recent trades of similar securities. The pricing services did not apply any adjustments to the pricing models used as of December 31, 2015 and 2014. In addition, we did not apply any adjustments to prices received from the pricing services. We reaffirm our understanding of the valuation techniques used by our pricing services at least annually. In addition, we corroborate the prices provided by our pricing services for reasonableness by comparing the prices from the respective pricing services to valuations obtained from different pricing sources as well as comparing prices to the sale prices received from sold securities at least quarterly.

In the measurement of fair value for our investment securities, even though the underlying inputs used in the pricing models are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value.

Other-Than-Temporary Impairment of Investment Securities

Realized losses are recognized when management determines that a decline in the fair value of investment securities is other-than-temporary. Such determination requires judgment regarding the amount and timing of recovery. We review and evaluate our investment securities at least quarterly, and more often as market conditions may require, to identify investment securities that have indications of other-than-temporary impairments. We consider several factors when evaluating debt securities for other-than-temporary impairment, including the determination of the extent to which a decline in the fair value of a security is due to increased default risk for the specific issuer, or market interest rate risk. With respect to market interest rate risk, we assess whether we have the intent to sell the investment securities and whether we are more likely than not to be required to sell the investment securities before recovery of any unrealized losses.

In determining whether any of our investment securities are other-than-temporarily impaired, a change in facts and circumstances could lead to a change in management judgment about our view on collectability and credit quality of the issuer, or the impact of market interest rates on the investment securities. Any such changes could result in us recognizing an other-than-temporary impairment loss through earnings.

Derivative Instruments

Our primary derivative instruments are interest rate swaps and foreign currency forward agreements.

The fair value of our derivative instruments is estimated by using either a third-party valuation service that uses proprietary pricing models, or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. We reaffirm our understanding of the valuation techniques used by a third-party valuation service at least annually.

        To mitigate credit risk arising from our derivative instruments, counterparties are required to be pre-approved and rated as investment grade. In addition, we manage certain counterparty credit risks by exchanging cash and non-cash collateral under executed credit support agreements. The non-cash collateral does not reduce the derivative balance included in Other assets on the Consolidated Balance Sheets, but effectively reduces risk exposure as it is available in the event of counterparty default. Based on the assessment of credit risk of our derivative counterparties, we do not have derivative positions that warrant credit valuation adjustments.

In the measurement of fair value for our derivative instruments, although the underlying inputs used in the pricing models are readily observable from actively quoted markets, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value.

GOODWILL RECOVERABILITY

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or when events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Our approach and methodology for conducting our goodwill impairment testing is fundamentally based on the measurement of fair value for our reporting units, which inherently entails the use of significant judgment.

For valuation, we use a combination of the income approach (discounted cash flows) and market approach (market multiples) in estimating the fair value of our reporting units.

When preparing discounted cash flow models under the income approach, we estimate future cash flows using the reporting unit’s internal multi-year forecast, and a terminal value calculated using a growth rate that we believe is appropriate in light of current and expected future economic conditions. To discount these cash flows we use our expected cost of equity, determined using a capital asset pricing model. When using the market method under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings, revenues) to our reporting units’ actual results. The judgment in estimating forecasted cash flows, discount rates and market comparables is significant, and imprecision could materially affect the fair value of our reporting units.

Refer to Note 2 of the “Consolidated Financial Statements” for additional information regarding the EG goodwill impairment in 2015.

We could be exposed to an increased risk of further goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

INCOME TAXES

We are subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. In establishing a provision for income tax expense, we must make judgments about the application of inherently complex tax laws.

Unrecognized Tax Benefits

We establish a liability for unrecognized tax benefits, which are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized in the financial statements.

In establishing a liability for an unrecognized tax benefit, assumptions may be made in determining whether, and the extent to which, a tax position should be sustained. A tax position is recognized only when it is more likely than not to be sustained upon examination by the relevant taxing authority, based on its technical merits. The amount of tax benefit recognized is the largest benefit that we believe is more likely than not to be realized on ultimate settlement. As new information becomes available, we evaluate our tax positions and adjust our unrecognized tax benefits, as appropriate.

Tax benefits ultimately realized can differ from amounts previously recognized due to uncertainties, with any such differences generally impacting the provision for income tax.

Deferred Tax Asset Realization

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse.

Since deferred taxes measure the future tax effects of items recognized in the Consolidated Financial Statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, we analyze and estimate the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information.

Changes in facts or circumstances can lead to changes in the ultimate realization of deferred tax assets due to uncertainties.

OTHER MATTERS

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to the Recently Issued Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”

GLOSSARY OF SELECTED TERMINOLOGY

Adjusted average loans — Represents average Card Member loans on a gross basis, including gross loans classified as held for sale (i.e., not adjusted for any valuation allowance), and excluding the impact of certain non-traditional Card Member loans and other fees.

Adjusted net interest income — Represents net interest income attributable to our Card Member loans and loans HFS, including interest that is deemed uncollectible; excludes the impact of interest expense and interest income not attributable to our Card Member loans.

Asset securitizations — Asset securitization involves the transfer and sale of receivables or loans to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred receivables or loans. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying receivables or loans. The receivables and loans of our Charge Trust and Lending Trust being securitized are reported as assets, and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.

Average discount rate — This calculation is generally designed to reflect pricing at merchants accepting general-purpose American Express cards. It represents the percentage of billed business (generated from both proprietary and GNS Card Member spending) retained by us from merchants we acquire, or for merchants acquired by a third party on our behalf, net of amounts retained by such third party.

Basic cards-in-force — Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner, (i.e., not including additional supplemental cards issued on accounts). Proprietary basic small business and corporate cards-in-force includes both basic and supplemental cards issued. Non-proprietary basic cards-in-force includes cards that are issued and outstanding under network partnership agreements, except for supplemental cards and retail cobrand Card Member accounts which have had no out-of-store spending activity during the prior 12-month period.

Billed business — Includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements (non-proprietary billed business), corporate payment services and certain insurance fees charged on proprietary cards. In-store spending activity within retail cobrand portfolios in GNS, from which we earn no revenue, is not included in non-proprietary billed business. Card billed business is included in the United States or outside the United States based on where the issuer is located.

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

Card Member loans and receivables HFS — Beginning as of December 1, 2015, represents Card Member loans and receivables related to our cobrand partnerships with Costco in the United States and Jetblue.

Card Member receivables — Represents the outstanding amount due from Card Members for charges made on their American Express charge cards, as well as any card-related fees.

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

Discount revenue — Represents revenue earned from fees generally charged to merchants who have entered into a card acceptance agreement. The discount fee generally is deducted from our payment for Card Member purchases. Discount revenue is reduced by incentive payments made to merchants, payments to third-party card issuing partners, cash-back reward costs and statement credits, corporate incentive payments and other similar items.

Interest expense — Includes interest incurred primarily to fund Card Member receivables and loans, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term financing and short-term borrowings, (e.g., commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings), as well as the realized impact of derivatives hedging interest rate risk on our long-term debt.

Interest income — Includes (i) interest on loans, (ii) interest and dividends on investment securities and (iii) interest income on deposits with banks and other.

Interest on loans — Assessed using the average daily balance method for Card Member loans and loans HFS. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.

Interest and dividends on investment securities — Primarily relates to our performing fixed-income securities. Interest income is recognized as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so a constant rate of return is recognized on the outstanding balance of the related investment security throughout its term. Amounts are recognized until securities are in default or when it is likely that future interest payments will not be made as scheduled.

Interest income on deposits with banks and other — Recognized as earned, and primarily relates to the placement of cash in excess of near-term funding requirements in interest-bearing time deposits, overnight sweep accounts, and other interest-bearing demand and call accounts.

Liquidity Coverage Ratio — Represents the proposed minimum standards being established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient liquidity to meet liquidity needs in periods of financial and economic stress.

Merchant acquisition — Represents our process of entering into agreements with merchants to accept American Express-branded cards.

Net card fees — Represents the card membership fees earned during the period. These fees are recognized as revenue over the covered card membership period (typically one year), net of the provision for projected refunds for Card Membership cancellation and deferred acquisition costs.

Net interest yield on Card Member loans — Net interest yield on Card Member loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on Card Member loans includes interest that is deemed uncollectible. Reserves and net write-offs related to uncollectible interest are recorded through provisions for losses, which are not included in the net interest yield calculation.

Net loss ratio — Represents the ratio of GCS charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

Net write-off rate — principal only — Represents the amount of Card Member loans or USCS and ICS Card Member receivables written off, consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan balance or USCS and ICS average receivables balance during the period.

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

        Return on average tangible segment capital — Computed in the same manner as the return on average segment capital, except the computation of average tangible segment capital excludes from average segment capital, average goodwill and other intangibles.

Segment capital — Represents the capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

Total cards-in-force — Represents the number of cards that are issued and outstanding. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail cobrand Card Member accounts which have no out-of-store spending activity during the prior 12-month period.

Travel sales — Represents the total dollar amount of travel transaction volume for airline, hotel, car rental, and other travel arrangements made for consumers and small businesses. We earn revenue on these transactions by charging a transaction or management fee.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

our ability to grow in the future, which will depend in part on the following: an acceleration of billed business and revenue growth, which could be impacted by, among other things, weakening economic conditions in the U.S. or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain spending, a further decline in gas prices, a further strengthening of the U.S. dollar, a greater erosion of the average discount rate than expected and lower spending on new cards acquired than estimated; our success in addressing competitive pressures and implementing strategies and business initiatives, including growing profitable spending through proprietary, cobrand and network products, increasing penetration among corporate, middle market and small business clients, expanding our international footprint, growing loyalty coalitions and increasing merchant acceptance; the timing and impact of any potential sale of the Costco U.S. Card Member loan portfolio; realizing incremental economics associated with the Costco U.S. contract extension, which could be impacted by, among other things, Card Member behavior, including the desire of Costco U.S. Card Members to continue to use their Costco U.S. cobrand cards and the availability to those Card Members of other payment forms; the impact of any potential restructuring charges or other contingencies, including, but not limited to, litigation-related expenses, impairments, the imposition of fines or civil money penalties, an increase in Card Member reimbursements and changes in reserves; credit performance remaining in line with current expectations; continued growth of Card Member loans held for investment; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on growth initiatives; changes in interest rates beyond current expectations; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

•

our ability to reduce our overall cost base by $1 billion by the end of 2017, which will depend in part on the timing and financial impact of future reengineering plans (including whether we will recognize restructuring charges in future periods), which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings, underestimating hiring needs related to some of the job positions being eliminated and other employee needs not currently anticipated, lower than expected attrition rates and higher than expected redeployment rates; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; and our ability to optimize and lower marketing and promotion expenses, which could be impacted by higher advertising and mailing costs, competitive pressures that may require additional expenditures or limit our ability to reduce costs, contractual obligations with business partners, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•

the ability to reduce annual operating expenses, which could be impacted by increases in significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, technology costs or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces depending on overall business performance; greater than expected inflation or merit increases; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of acquisition activity and related expenses;

•

our lending write-off rates increasing more quickly than current expectations and provision expense being higher than current expectations, which will depend in part on changes in the level of loan balances, delinquency rates of Card Members, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

•

our ability to execute against our lending strategy and grow Card Member loans held for investment, including by targeting new lending prospects and deepening relationships with current customers, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk in a growing Card Member loan portfolio, and the behavior of Card Members and their actual spending and borrowing patterns, which in turn may be driven by our ability to issue new and enhanced card products, offer attractive services and rewards programs, attract new Card Members, reduce Card Member attrition and capture a greater share of existing Card Members’ spending and borrowing;

•

uncertainties associated with the timing and impact of any potential sale of the Costco U.S. Card Member loan portfolio and the extension of the merchant acceptance agreement, such as the negotiation and execution of definitive documentation, operational issues related to the transfer of Card Member loans and accounts, the parties’ ability to satisfy the closing conditions and the amount of any gain we recognize as a result of a sale, which could be impacted by the credit quality and performance of the portfolio, the amount of any volume decline experienced by the cobrand portfolio and the timing of the potential sale as the gain will be determined by the amount of the aggregate outstanding loans transferred at closing;

•

the erosion of the average discount rate by a greater amount than anticipated during 2016 and beyond, including as a result of changes in the mix of spending by location and industry, merchant incentives and concessions, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors;

•

the possibility that we will not fully execute on our plans for OptBlue to significantly increase merchant coverage, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers, the value proposition offered to small merchants and the efforts of OptBlue merchant acquirers to sign merchants for American Express acceptance, as well as the willingness of Card Members to use American Express cards at small merchants and of those merchants to accept American Express cards;

•

uncertainty relating to the ultimate outcome of the antitrust lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general, including the success or failure of our appeal and the impact on existing private merchant cases and potentially additional litigation and/or arbitrations;

•

changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, including the opportunity for incremental capital returns related to the Costco U.S. portfolio sale, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions and results of operations and capital needs in any given period;

•

our funding plan for the full year 2016 being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions;

•

our ability to drive growth by developing and marketing value propositions that appeal to Card Members and new customers and by offering attractive services and rewards programs, which will depend in part on ongoing investment in product innovation, marketing and promotion and acquisition efforts, including through digital channels; our ability to update our systems and platforms to support new products, services and benefits; competition; and brand perceptions and reputation;

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

•

legal and regulatory developments wherever we do business, including legislative and regulatory changes in the United States, such as the actions of the CFPB and Dodd-Frank’s stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of our business practices or materially affect our capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase our stock; actions and potential future actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our ABS program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

•

changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for cobrand partnerships and the success of marketing, promotion or rewards programs;

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

A further description of these uncertainties and other risks can be found in “Risk Factors” above and our other reports filed with the Securities and Exchange Commission.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Risk Management” under MD&A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2015, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2015.

PricewaterhouseCoopers LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN EXPRESS COMPANY:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of American Express Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

New York, New York

February 19, 2016

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions, except per share amounts)	2015	2014	2013
Revenues
Non-interest revenues
Discount revenue	$19,297	$19,389	$18,591
Net card fees	2,700	2,712	2,631
Travel commissions and fees	349	1,118	1,913
Other commissions and fees	2,517	2,508	2,414
Other	2,033	2,989	2,274

Total non-interest revenues	26,896	28,716	27,823

Interest income
Interest on loans	7,309	6,929	6,718
Interest and dividends on investment securities	157	179	201
Deposits with banks and other	79	71	86

Total interest income	7,545	7,179	7,005

Interest expense
Deposits	475	373	442
Long-term debt and other	1,148	1,334	1,516

Total interest expense	1,623	1,707	1,958

Net interest income	5,922	5,472	5,047

Total revenues net of interest expense	32,818	34,188	32,870

Provisions for losses
Charge card	737	792	648
Card Member loans	1,190	1,138	1,115
Other	61	114	69

Total provisions for losses	1,988	2,044	1,832

Total revenues net of interest expense after provisions for losses	30,830	32,144	31,038

Expenses
Marketing and promotion	3,109	3,216	2,939
Card Member rewards	6,996	6,931	6,457
Card Member services and other	1,018	822	767
Salaries and employee benefits	4,976	6,095	6,191
Other, net	6,793	6,089	6,796

Total expenses	22,892	23,153	23,150

Pretax income	7,938	8,991	7,888
Income tax provision	2,775	3,106	2,529

Net income	$5,163	$5,885	$5,359

Earnings per Common Share — (Note 22) (a)
Basic	$5.07	$5.58	$4.91
Diluted	5.05	5.56	4.88

Average common shares outstanding for earnings per common share:
Basic	999	1,045	1,082
Diluted	1,003	1,051	1,089

(a)	Represents net income less (i) earnings allocated to participating share awards of $38 million, $46 million and $47 million for the years ended December 31, 2015, 2014 and 2013, respectively, and (ii) dividends on preferred shares of $62 million for the year ended December 31, 2015, and nil for the years ended December 31, 2014 and 2013.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2015	2014	2013
Net income	$5,163	$5,885	$5,359
Other comprehensive loss:
Net unrealized securities (losses) gains, net of tax	(38)	33	(252)
Foreign currency translation adjustments, net of tax	(545)	(409)	(336)
Net unrealized pension and other postretirement benefit (losses) gains, net of tax	(32)	(117)	89

Other comprehensive loss	(615)	(493)	(499)

Comprehensive income	$4,548	$5,392	$4,860

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2015	2014
Assets
Cash and cash equivalents
Cash and due from banks	$2,935	$2,628
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2015, $41; 2014, $204)	19,569	19,190
Short-term investment securities	258	470

Total cash and cash equivalents	22,762	22,288
Card Member loans and receivables held for sale (includes gross loans and receivables available to settle obligations of consolidated variable interest entities: 2015, $4,966)	14,992	—
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2015, $6,649; 2014, $7,025), less reserves: 2015, $462; 2014, $465	43,671	44,386
Other receivables, less reserves: 2015, $43; 2014, $61	3,024	2,614
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2015, $23,559; 2014, $30,115), less reserves: 2015, $1,028; 2014, $1,201	57,545	69,184
Other loans, less reserves: 2015, $20; 2014, $12	1,254	920
Investment securities	3,759	4,431
Premises and equipment, less accumulated depreciation and amortization: 2015, $6,801; 2014, $6,270	4,108	3,938
Other assets (includes restricted cash of consolidated variable interest entities: 2015, $155; 2014, $64)	10,069	11,342

Total assets	$161,184	$159,103

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$54,997	$44,171
Travelers Cheques and other prepaid products	3,247	3,673
Accounts payable	11,822	11,300
Short-term borrowings (includes debt issued by a consolidated variable interest entity: 2015, $100; 2014, nil)	4,812	3,480
Long-term debt (includes debt issued by consolidated variable interest entities: 2015, $13,602; 2014, $19,516)	48,061	57,955
Other liabilities	17,572	17,851

Total liabilities	$140,511	$138,430

Commitments and Contingencies (Note 13)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2015 and 750 shares as of December 31, 2014 (Note 17)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 969 million shares as of December 31, 2015 and 1,023 million shares as of December 31, 2014	194	205
Additional paid-in capital	13,348	12,874
Retained earnings	9,665	9,513
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax of: 2015, $32; 2014, $52	58	96
Foreign currency translation adjustments, net of tax of: 2015, $(100); 2014, $(317)	(2,044)	(1,499)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2015, $(223); 2014, $(223)	(548)	(516)

Total accumulated other comprehensive loss	(2,534)	(1,919)

Total shareholders’ equity	20,673	20,673

Total liabilities and shareholders’ equity	$161,184	$159,103

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$5,163	$5,885	$5,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,988	2,044	1,832
Depreciation and amortization	1,043	1,012	1,020
Deferred taxes and other	506	(941)	(5)
Stock-based compensation	234	290	350
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(673)	(56)	(73)
Other assets	2,058	650	335
Accounts payable and other liabilities	1,020	2,594	88
Travelers Cheques and other prepaid products	(367)	(488)	(359)

Net cash provided by operating activities	10,972	10,990	8,547

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	12	242	217
Maturities and redemptions of available-for-sale investment securities	2,091	1,116	1,292
Sales of other investments	—	990	—
Purchase of investments	(1,713)	(886)	(1,348)
Net increase in Card Member receivables and loans, including held for sale	(6,967)	(8,077)	(6,301)
Purchase of premises and equipment, net of sales: 2015, $42; 2014, $3; 2013, $72	(1,341)	(1,195)	(1,006)
Acquisitions/dispositions, net of cash acquired	(155)	(229)	(195)
Net (increase) decrease in restricted cash	(120)	72	72

Net cash used in investing activities	(8,193)	(7,967)	(7,269)

Cash Flows from Financing Activities
Net increase in customer deposits	10,878	2,459	1,195
Net increase (decrease) in short-term borrowings	1,395	(1,374)	1,843
Issuance of long-term debt	9,926	16,020	11,995
Principal payments on long-term debt	(19,610)	(12,768)	(14,763)
Issuance of American Express preferred shares	841	742	—
Issuance of American Express common shares	193	362	721
Repurchase of American Express common shares	(4,480)	(4,389)	(3,943)
Dividends paid	(1,172)	(1,041)	(939)

Net cash (used in) provided by financing activities	(2,029)	11	(3,891)

Effect of foreign currency exchange rates on cash and cash equivalents	(276)	(232)	(151)

Net increase (decrease) in cash and cash equivalents	474	2,802	(2,764)
Cash and cash equivalents at beginning of year	22,288	19,486	22,250

Cash and cash equivalents at end of year	$22,762	$22,288	$19,486

Supplemental cash flow information

Non-cash investing activities

Transfer of Card Member loans and receivables, during the fourth quarter of 2015, to Card Member loans and receivables held for sale, net of reserves.	$14,524	$—	$—

Non-cash financing activities

Gain on business travel joint venture transaction	$—	$630	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2012	$18,886	$—	$221	$12,067	$(927)	$7,525
Net income	5,359					5,359
Other comprehensive loss	(499)				(499)
Repurchase of common shares	(4,000)		(11)	(648)		(3,341)
Other changes, primarily employee plans	717		3	783		(69)
Cash dividends declared common, $0.89 per share	(967)					(967)

Balances as of December 31, 2013	19,496	—	213	12,202	(1,426)	8,507
Net income	5,885					5,885
Other comprehensive loss	(493)				(493)
Preferred shares issued	742			742
Repurchase of common shares	(4,378)		(10)	(604)		(3,764)
Other changes, primarily employee plans	476		2	534		(60)
Cash dividends declared common, $1.01 per share	(1,055)					(1,055)

Balances as of December 31, 2014	20,673	—	205	12,874	(1,919)	9,513
Net income	5,163					5,163
Other comprehensive loss	(615)				(615)
Preferred shares issued	841			841
Repurchase of common shares	(4,509)		(12)	(714)		(3,783)
Other changes, primarily employee plans	310		1	347		(38)
Cash dividends declared preferred	(62)					(62)
Cash dividends declared common, $1.13 per share	(1,128)					(1,128)

Balances as of December 31, 2015	$20,673	$—	$194	$13,348	$(2,534)	$9,665

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.

The Company consolidates entities in which it holds a “controlling financial interest.” For voting interest entities, the Company is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that entity’s economic performance, and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity’s equity.

Entities in which the Company’s voting interest in common equity does not provide it with control, but allows the Company to exert significant influence over the operating and financial decisions, are accounted for under the equity method. All other investments in equity securities, to the extent they are not considered marketable securities, are accounted for under the cost method.

FOREIGN CURRENCY

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period. The resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency are reported net in the Company’s Consolidated Statements of Income, in other non-interest revenue, interest income, interest expense, or other expenses, depending on the nature of the activity. Net foreign currency transaction gains amounted to approximately $68 million, $44 million and $108 million in 2015, 2014 and 2013, respectively.

AMOUNTS BASED ON ESTIMATES AND ASSUMPTIONS

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member losses on loans and receivables, the proprietary point liability for Membership Rewards costs, fair value measurement, goodwill and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

INCOME STATEMENT

Discount Revenue

Discount revenue represents the amount earned by the Company on transactions occurring at merchants with which the Company, or a Global Network Services (GNS) partner, has entered into a card acceptance agreement for facilitating transactions between the merchants and the Company’s Card Members. The discount fee generally is deducted from the payment to the merchant and recorded as discount revenue at the time the charge is captured.

Net Card Fees

Card fees, net of deferred acquisition costs and a reserve for projected refunds for Card Member cancellation, are deferred and recognized on a straight-line basis over the 12-month card membership period as Net Card Fees in the Consolidated Statements of Income. The unamortized net card fee balance is reported in Other Liabilities on the Consolidated Balance Sheets (refer to Note 10).

Travel Commissions and Fees

The Company earns travel commissions and fees by charging clients transaction or management fees for selling and arranging travel. Client transaction fee revenue is recognized at the time the client books the travel arrangements. The Company’s travel suppliers (e.g., airlines, hotels and car rental companies) pay commissions and fees on tickets issued, sales and other services based on contractual agreements. Commissions and fees from travel suppliers are generally recognized at the time a ticket is purchased or over the term of the contract, if not transaction specific. Commissions and fees that are based on services rendered (e.g., hotel stays and car rentals) are recognized based on usage.

Other Commissions and Fees

Other commissions and fees include foreign currency conversion fees, Card Member delinquency fees, service fees and other card-related assessments, which are recognized primarily in the period in which they are charged to the Card Member (refer to Note 19). In addition, service fees are also earned from other customers (e.g., merchants) for a variety of services and are recognized when the service is performed, which is generally in the period the fee is charged. Also included are fees related to the Company’s Membership Rewards program, which are deferred and recognized over the period covered by the fee, generally one year. The unamortized Membership Rewards fee balance is included in Other Liabilities on the Consolidated Balance Sheets (Refer to Note 10).

Contra-revenue

The Company regularly makes payments through contractual arrangements with merchants, corporate payments clients, Card Members and certain other customers. These payments, including cash rebates and statement credits provided to Card Members, are generally classified as contra-revenue unless a specifically identifiable benefit (e.g., goods or services) is received by the Company or its Card Members in consideration for that payment, and the fair value of such benefit is determinable and measurable. If no such benefit is identified, then the entire payment is classified as contra-revenue and included in the Consolidated Statements of Income in the revenue line item where the related transactions are recorded (e.g., Discount revenue, Travel commissions and fees, and Other commissions and fees). If such a benefit is identified, then the payment is classified as expense up to the estimated fair value of the benefit.

Interest Income

Interest on Card Member loans is assessed using the average daily balance method. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding, in accordance with the terms of the applicable account agreement, until the outstanding balance is paid or written off.

Interest and dividends on investment securities primarily relate to the Company’s performing fixed-income securities. Interest income is recognized as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that a constant rate of return is recognized on the investment security’s outstanding balance. Amounts are recognized until securities are in default or when it is likely that future interest payments will not be made as scheduled.

Interest on deposits with banks and other is recognized as earned, and primarily relates to the placement of cash, in excess of near-term funding requirements, in interest-bearing time deposits, overnight sweep accounts, and other interest-bearing demand and call accounts.

Interest Expense

Interest expense includes interest incurred primarily to fund Card Member receivables and loans, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on the Company’s long-term financing and short-term borrowings, as well as the realized impact of derivatives hedging interest rate risk on the Company’s long-term debt.

Expenses

Marketing and promotion expense includes advertising costs, which are expensed in the year in which the advertising first takes place.

BALANCE SHEET

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks, interest-bearing bank balances, including securities purchased under resale agreements, and other highly liquid investments with original maturities of 90 days or less.

Goodwill

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. The Company allocates goodwill to its reporting units for the purpose of impairment testing. A reporting unit is defined as an operating segment, or a business that is one level below an operating segment for which discrete financial information is regularly reviewed by the operating segment manager.

The Company evaluates goodwill for impairment annually as of June 30, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of the Company’s reporting units below its carrying value. The Company performs an impairment evaluation of goodwill using a two-step process. The first step identifies whether there is a potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value, the second step of the impairment test is performed to determine the implied fair value of goodwill. An impairment loss is recognized based on the amount that the carrying amount of goodwill exceeds the implied fair value. Prior to completing the interim assessment of goodwill for impairment under the second step, the Company performs a recoverability test of certain long-lived assets by assessing the recoverability of the asset values based on the cash flows generated by the relevant assets or asset groups. If the assets are not recoverable, an impairment loss is recognized based on the amount that the carrying value of the asset or asset group exceeds its fair value. See further details in Other Intangible Assets herein.

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques. The Company uses a combination of the income approach (discounted cash flows) and market approach (market multiples).

When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, the Company uses the expected cost of equity, determined by using a capital asset pricing model. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally developed forecasts. When using market multiples under the market approach, the Company applies comparable publicly traded companies’ multiples (e.g., earnings, revenues) to its reporting units’ actual results.

Other Intangible Assets

Intangible assets, primarily customer relationships, are amortized over their estimated useful lives of 1 to 22 years on a straight-line basis. The Company reviews long-lived assets and asset groups, including intangible assets, for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value.

Certain long-lived assets, such as capitalized software development costs, are included in Premises and equipment. The Company reviews these assets for impairment using the same impairment methodology used for intangible assets.

Premises and Equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Costs incurred during construction are capitalized and are depreciated once an asset is placed in service. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years for equipment, furniture and building improvements. Premises are depreciated based upon their estimated useful life at the acquisition date, which generally ranges from 40 to 50 years.

Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining term of the leased facility or the economic life of the improvement, which ranges from 5 to 10 years. The Company maintains operating leases worldwide for facilities and equipment. Rent expense for facility leases is recognized ratably over the lease term, and includes adjustments for rent concessions, rent escalations and leasehold improvement allowances. The Company recognizes lease restoration obligations at the fair value of the restoration liabilities when incurred, and amortizes the restoration assets over the lease term.

Certain costs associated with the acquisition or development of internal-use software are also recorded in Premises and equipment. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life, generally 5 years.

OTHER SIGNIFICANT ACCOUNTING POLICIES

The following table identifies the Company’s other significant accounting policies, the Note and page where the Note can be found.

Significant Accounting Policy	Note Number	Note Title	Page
Accounts Receivable	Note 3	Accounts Receivable and Loans	Page 111
Loans	Note 3	Accounts Receivable and Loans	Page 111
Reserves for Losses	Note 4	Reserves for Losses	Page 118
Investment Securities	Note 5	Investment Securities	Page 120
Asset Securitizations	Note 6	Asset Securitizations	Page 122
Membership Rewards	Note 10	Other Liabilities	Page 129
Stock-based Compensation	Note 11	Stock Plans	Page 130
Retirement Plans	Note 12	Retirement Plans	Page 132
Legal Contingencies	Note 13	Commitments and Contingencies	Page 132
Derivative Financial Instruments and Hedging Activities	Note 14	Derivatives and Hedging Activities	Page 134
Fair Value Measurements	Note 15	Fair Values	Page 138
Income Taxes	Note 21	Income Taxes	Page 148
Regulatory Matters and Capital Adequacy	Note 23	Regulatory Matters and Capital Adequacy	Page 151
Reportable Operating Segments	Note 25	Reportable Operating Segments and Geographic Operations	Page 154

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017, permitted. The Company does not intend to adopt the new standard early and continues to evaluate the impact this guidance, including the method of implementation, will have on its financial position, results of operations and cash flows, among other items.

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The standard, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

CLASSIFICATION OF VARIOUS ITEMS

In the first quarter of 2015, the Company changed the classification related to certain payments to partners, reducing both discount revenue and marketing and promotion expense. Prior period amounts have been reclassified to conform to the current period presentation. None of the prior period financial statements were materially misstated from these misclassifications. Certain other insignificant reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 2

BUSINESS EVENTS

GLOBAL BUSINESS TRAVEL TRANSACTION

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

LOANS AND RECEIVABLES HELD FOR SALE

During the fourth quarter of 2015, it was determined the Company would sell the Card Member loans and receivables related to its cobrand partnerships with Costco Wholesale Corporation (Costco) in the United States and JetBlue Airways Corporation (JetBlue) (the HFS portfolios). The sale of the JetBlue portfolio is subject to customary closing conditions, and is expected to be consummated in the first quarter of 2016. The sale of the Costco portfolio is subject to the outcome of ongoing discussions, and is expected to be consummated around mid-year 2016. The gains on the sales of the two portfolios will be recognized upon consummation of the sales.

As a result of the determination, the HFS portfolios are presented as held for sale (HFS) on the Consolidated Balance Sheets within Card Member loans and receivables HFS. The HFS portfolios were transferred at the net carrying amount, inclusive of the related reserves for losses of $0.2 billion, which approximates the lower of cost or fair value in the aggregate, and which will also be the measurement basis applied until consummation of the sales. Card Member loans and receivables HFS at December 31, 2015, totaled $15.0 billion, of which $13.9 billion relates to the Costco portfolio and $1.1 billion relates to the JetBlue portfolio. Changes in the valuation of the HFS portfolios are recognized in Other expenses beginning on December 1, 2015. The Company will continue to recognize discount revenue, interest income, and other revenues and expenses related to the portfolios in the respective income statement line items while the portfolios are HFS.

GOODWILL AND TECHNOLOGY IMPAIRMENT

As discussed in Note 1, the Company evaluates goodwill for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of the Company’s reporting units below its carrying value. Based on its annual assessment, the Company determined that goodwill was not impaired. During the fourth quarter of 2015, the Company announced changes to its management organizational structure under which reconsideration of the Company’s Prepaid Services business (a reporting unit within Enterprise Growth (EG), which is included in Corporate and Other), occurred. As a result, the Company determined that sufficient indicators of potential impairment of goodwill existed and performed an impairment evaluation. In performing the two-step impairment evaluation, it was determined the carrying value of the Prepaid Services business’ goodwill exceeded its implied fair value and the Company recognized an impairment loss. The fair value of the Prepaid Services business asset group was measured based on an income approach (discounted cash flow valuation methodology), with the assistance of a third-party valuation firm. Prior to completing the assessment of goodwill for impairment, the Company performed a recoverability test of certain long-lived assets in the Prepaid Services business and determined that certain long-lived assets, primarily technology assets, were not recoverable. As a result, during the fourth quarter of 2015, the Company recorded a $384 million impairment charge, comprising a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets to fair value. These charges are reported in Other expenses.

NOTE 3

ACCOUNTS RECEIVABLE AND LOANS

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015.

CARD MEMBER AND OTHER RECEIVABLES

Card Member receivables, representing amounts due on charge card products, are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant. Each charge card transaction is authorized based on its likely economics, a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for the Company.

Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued fees.

Accounts receivable by segment as of December 31, 2015 and 2014 consisted of:

(Millions)	2015	2014
U.S. Card Services (a)	$23,255	$22,468
International Card Services	6,975	7,653
Global Commercial Services (b)	13,777	14,583
Global Network & Merchant Services (c)	126	147

Card Member receivables (d)	44,133	44,851
Less: Reserve for losses	462	465

Card Member receivables, net	$43,671	$44,386

Other receivables, net (e)	$3,024	$2,614

(a)	Includes $6.6 billion and $7.0 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2015 and 2014, respectively.
(b)	Includes $319 million and $636 million due from airlines, of which Delta Air Lines (Delta) comprises $257 million and $606 million as of December 31, 2015 and 2014, respectively.
(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.
(d)	Includes approximately $11.9 billion and $13.3 billion of Card Member receivables outside the United States as of December 31, 2015 and 2014, respectively.
(e)	Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue and (ii) GNS partner banks for items such as royalty and franchise fees. Other receivables are presented net of reserves for losses of $43 million and $61 million as of December 31, 2015 and 2014, respectively.

CARD MEMBER AND OTHER LOANS

Card Member loans, representing revolving amounts due on lending card products, are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant, as well as amounts due from charge Card Members who utilize the lending-on-charge feature on their account and elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with the Company. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts. The amounts that Card Members choose to revolve are subject to finance charges.

Card Member loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal, accrued interest and fees receivable. The Company’s policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that the Company believes will not be collected.

Loans by segment as of December 31, 2015 and 2014 consisted of:

(Millions)	2015	2014
U.S. Card Services (a)	$51,446	$62,592
International Card Services	7,072	7,744
Global Commercial Services	55	49

Card Member loans	58,573	70,385
Less: Reserve for losses	1,028	1,201

Card Member loans, net	$57,545	$69,184

Other loans, net (b)	$1,254	$920

(a)	Includes approximately $23.6 billion and $30.1 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2015 and 2014, respectively.
(b)	Other loans primarily represent loans to merchants. Other loans are presented net of reserves for losses of $20 million and $12 million as of December 31, 2015 and 2014, respectively.

CARD MEMBER LOANS AND CARD MEMBER RECEIVABLES AGING

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2015 and 2014:

2015 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$50,929		$154		$112		$251	$51,446
International Card Services	6,961		34		25		52	7,072
Card Member Receivables:
U.S. Card Services	$22,896		$118		$73		$168	$23,255
International Card Services	6,875		28		21		51	6,975
Global Commercial Services (a)	(b	)	(b	)	(b	)	124	13,777

2014 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total
Card Member Loans:
U.S. Card Services	$61,995		$179		$128		$290	$62,592
International Card Services	7,621		39		27		57	7,744
Card Member Receivables:
U.S. Card Services	$22,096		$129		$72		$171	$22,468
International Card Services	7,557		29		20		47	7,653
Global Commercial Services (a)	(b	)	(b	)	(b	)	120	14,583

(a)	For Card Member receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.
(b)	Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2015			2014
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Card Services	1.4%	1.6%	1.0%	1.5%	1.7%	1.0%
International Card Services	1.9%	2.4%	1.6%	2.0%	2.4%	1.6%
Card Member Receivables:
U.S. Card Services	1.7%	1.9%	1.5%	1.6%	1.8%	1.7%
International Card Services	2.0%	2.2%	1.4%	1.9%	2.1%	1.3%

			2015		2014
			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Commercial Services			0.09%	0.9%	0.09%	0.8%

(a)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The year ended December 31, 2015, reflects the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

Refer to Note 4 for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.

IMPAIRED CARD MEMBER LOANS AND RECEIVABLES

Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) nonaccrual loans and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

The Company may modify, through various programs, Card Member loans and receivables in instances where the Card Member is experiencing financial difficulty in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs. Beginning January 1, 2015, on a prospective basis the Company continues to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.”

Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Upon entering the modification program, the Card Member’s ability to make future purchases is either cancelled, or in certain cases suspended until the Card Member successfully exits the modification program. In accordance with the modification agreement with the Card Member, loans may revert back to the original contractual terms (including the contractual interest rate) when the Card Member exits the modification program, which is (i) when all payments have been made in accordance with the modification agreement or, (ii) when the Card Member defaults out of the modification program. The Company establishes a reserve for Card Member interest charges and fees considered to be uncollectible.

Reserves for Card Member loans and receivables modified as TDRs are determined as the difference between the cash flows expected to be received from the Card Member (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the related Card Member loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement are included in the Provisions for losses in the Consolidated Statements of Income.

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member loans are not significant for GCS and impaired Card Member receivables are not significant for International Card Services (ICS) and GCS; therefore, these segments are not included in the following tables.

	As of December 31, 2015
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services	$164	$150	$172	$107	$593	$548	$53
International Card Services	52	—	—	—	52	51	—
Card Member Receivables:
U.S. Card Services	—	—	27	6	33	33	20

Total	$216	$150	$199	$113	$678	$632	$73

	As of December 31, 2014
(Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program TDRs (c) (d)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services	$161	$241	$286	$688	$646	$67
International Card Services	57	—	—	57	56	—
Card Member Receivables:
U.S. Card Services	—	—	48	48	48	35

Total	$218	$241	$334	$793	$750	$102

	As of December 31, 2013
(Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program TDRs (c) (d)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Card Services	$167	$294	$351	$812	$775	$78
International Card Services	54	4	5	63	62	—
Card Member Receivables:
U.S. Card Services	—	—	50	50	49	38

Total	$221	$298	$406	$925	$886	$116

(a)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.
(b)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.
(c)	Accounts classified as a TDR include $20 million, $26 million and $29 million that are over 90 days past due and accruing interest and $18 million, $34 million and $43 million that are non-accrual as of December 31, 2015, 2014 and 2013, respectively.
(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)	Out of Program TDRs include $84 million of Card Member accounts that have successfully completed a modification program and $29 million of Card Member accounts that were not in compliance with the terms of the modification programs.

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the years ended December 31:

2015 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$673	$59
International Card Services	54	14
Card Member Receivables:
U.S. Card Services	33	—

Total	$760	$73

2014 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$750	$49
International Card Services	62	16
Card Member Receivables:
U.S. Card Services	47	—

Total	$859	$65

2013 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Card Services	$948	$46
International Card Services	67	16
Card Member Receivables:
U.S. Card Services	81	—

Total	$1,096	$62

CARD MEMBER LOANS AND RECEIVABLES MODIFIED AS TDRS

The following table provides additional information with respect to the U.S. Card Services (USCS) Card Member loans and receivables modified as TDRs for the years ended December 31, 2015, 2014 and 2013. The ICS Card Member loans and receivables modifications were not significant and the Company does not offer modification programs for its GCS Card Member receivables; therefore, these segments are not included in the following TDR disclosures.

2015	Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% points)		Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	40	$285	9		(b	)
Card Member Receivables	12	147	(c	)	12

Total	52	$432

2014	Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% points)		Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	46	$342	10		(b	)
Card Member Receivables	15	176	(c	)	12

Total	61	$518

2013	Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% points)		Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	60	$448	10		(b	)
Card Member Receivables	20	247	(c	)	12

Total	80	$695

(a)	Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables. For the year ended December 31, 2013, in certain modifications, the principal balance was reduced in the aggregate by $4 million. For the years ended December 31, 2015 and 2014, modifications did not reduce the principal balance.
(b)	For Card Member loans, there have been no payment term extensions.
(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following table provides information for the years ended December 31, 2015, 2014 and 2013, with respect to the USCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

2015	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$52
Card Member Receivables	3	5

Total	11	$57

2014	Number of Accounts (thousands) (b)	Outstanding Balances Upon Default (millions) (a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$52
Card Member Receivables	3	12

Total	11	$64

2013	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions) (a) (b)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	18	$141
Card Member Receivables	3	25

Total	21	$166

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.
(b)	The number of accounts and outstanding balances upon default have been revised to reflect the exclusion of written off accounts, which are not material.

NOTE 4

RESERVES FOR LOSSES

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member receivables and loans. These external factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment, while the internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member receivables or loans, and net write-off coverage ratios.

Card Member receivables and loans balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member receivables and loans in bankruptcy or owed by deceased individuals are generally written off upon notification, and recoveries are recognized as they are collected.

This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR LOSSES

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2015	2014	2013
Balance, January 1	$465	$386	$428
Provisions (a)	737	792	648
Net write-offs (b)	(713)	(683)	(669)
Other (c)	(27)	(30)	(21)

Balance, December 31	$462	$465	$386

(a)	Provisions for principal and fee reserve components.
(b)	Consists of principal and fee components, less recoveries of $401 million, $358 million and $402 million, including net write-offs from TDRs of $60 million, $15 million and $12 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
(c)	Includes foreign currency translation adjustments of $(16) million, $(15) million and $(4) million for the years ended December 31, 2015, 2014 and 2013, respectively; and other adjustments of $(11) million, $(8) million and $(17) million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, 2015 includes the impact of the transfer of the HFS receivables portfolio, which was not significant, and 2014 includes an adjustment related to reserves for card-related fraud losses of $(7) million, which was reclassified to Other liabilities.

CARD MEMBER RECEIVABLES EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT

The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of December 31:

(Millions)	2015	2014	2013
Card Member receivables evaluated individually for impairment (a)	$33	$48	$50
Related reserves (a)	$20	$35	$38

Card Member receivables evaluated collectively for impairment	$44,100	$44,803	$44,113
Related reserves (b)	$442	$430	$348

(a)	Represents receivables modified as a TDR and related reserves.
(b)	The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

CHANGES IN CARD MEMBER LOANS RESERVE FOR LOSSES

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2015	2014	2013
Balance, January 1	$1,201	$1,261	$1,471
Provisions (a)	1,190	1,138	1,115
Net write-offs
Principal (b)	(967)	(1,023)	(1,141)
Interest and fees (b)	(162)	(164)	(150)
Transfer of reserves on HFS loan portfolios	(224)	—	—
Other (c)	(10)	(11)	(34)

Balance, December 31	$1,028	$1,201	$1,261

(a)	Provisions for principal interest and fee reserve components.
(b)	Consists of principal write-offs, less recoveries of $418 million, $428 million and $452 million, including net write-offs/(recoveries) from TDRs of $41 million, $(10) million and $(1) million, for the years ended December 31, 2015, 2014 and 2013, respectively. Recoveries of interest and fees were de minimis.
(c)	Includes foreign currency translation adjustments of $(20) million, $(17) million and $(12) million for the years ended December 31, 2015, 2014 and 2013, respectively, and other adjustments of $10 million, $12 million and $(22) million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, 2014 includes an adjustment related to reserves for card-related fraud losses of $(6) million, which were reclassified to Other liabilities.

CARD MEMBER LOANS EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT

The following table presents Card Member loans evaluated individually and collectively for impairment, and related reserves, as of December 31:

(Millions)	2015	2014	2013
Card Member loans evaluated individually for impairment (a)	$279	$286	$356
Related reserves (a)	$53	$67	$78

Card Member loans evaluated collectively for impairment (b)	$58,294	$70,099	$66,882
Related reserves (b)	$975	$1,134	$1,183

(a)	Represents loans modified as a TDR and related reserves.
(b)	Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

NOTE 5

INVESTMENT SECURITIES

Investment securities principally include debt securities that the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains (losses) recorded in Accumulated Other Comprehensive Loss, net of income taxes. Realized gains and losses are recognized on a trade-date basis in results of operations upon disposition of the securities using the specific identification method. Refer to Note 15 and Note 19 for a description of the Company’s methodology for determining the fair value of investment securities and gross realized gains on the sale of investment securities, respectively.

The following is a summary of investment securities as of December 31:

	2015				2014
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$2,813	$85	$(5)	$2,893	$3,366	$129	$(2)	$3,493
U.S. Government agency obligations	2	—	—	2	3	—	—	3
U.S. Government treasury obligations	406	4	(1)	409	346	4	—	350
Corporate debt securities	29	1	—	30	37	3	—	40
Mortgage-backed securities (a)	117	4	—	121	128	8	—	136
Equity securities (b)	1	—	—	1	—	1	—	1
Foreign government bonds and obligations	250	6	(1)	255	350	9	—	359
Other (c)	50	—	(2)	48	50	—	(1)	49

Total	$3,668	$100	$(9)	$3,759	$4,280	$154	$(3)	$4,431

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	2013 amount primarily represents the Company’s investment in the Industrial and Commercial Bank of China (ICBC), the remaining amount of which was sold in the third quarter of 2014.
(c)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	2015				2014
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$100	$(3)	$13	$(2)	$—	$—	$72	$(2)
U.S. Government treasury obligations	253	(1)	—	—	—	—	—	—
Foreign government bonds and obligations	99	(1)	—	—	—	—	—	—
Other	—	—	33	(2)	—	—	33	(1)

Total	$452	$(5)	$46	$(4)	$—	$—	$105	$(3)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost, as of December 31:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2015:
90%–100%	52	$450	$(5)	15	$37	$(2)	67	$487	$(7)
Less than 90%	—	—	—	2	9	(2)	2	9	(2)

Total as of December 31, 2015	52	$450	$(5)	17	$46	$(4)	69	$496	$(9)

2014:
90%–100%	—	$—	$—	15	$105	$(3)	15	$105	$(3)

Total as of December 31, 2014	—	$—	$—	15	$105	$(3)	15	$105	$(3)

The gross unrealized losses are attributed to overall wider credit spreads for state and municipal securities, wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all compared to those prevailing when the investment securities were acquired.

Overall, for the investment securities in gross unrealized loss positions, (i) the Company does not intend to sell the investment securities, (ii) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (iii) the Company expects that the contractual principal and interest will be received on the investment securities. As a result, the Company recognized no other-than-temporary impairment during the periods presented.

Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2015 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations (a)	$23	$61	$277	$2,532	$2,893
U.S. Government agency obligations	—	—	—	2	2
U.S. Government treasury obligations	120	144	132	13	409
Corporate debt securities	6	24	—	—	30
Mortgage-backed securities (a)	1	—	—	120	121
Foreign government bonds and obligations	190	23	—	42	255

Total Estimated Fair Value	$340	$252	$409	$2,709	$3,710

Total Cost	$340	$247	$395	$2,635	$3,617
Weighted average yields (b)	2.86%	2.78%	5.48%	6.58%	5.85%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
(b)	Average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

NOTE 6

ASSET SECURITIZATIONS

The Company periodically securitizes Card Member receivables and loans arising from its card business, including Card Member loans and receivables HFS, through the transfer of those assets to securitization trusts. The trusts then issue debt securities to third-party investors, collateralized by the transferred assets.

Card Member receivables are transferred to the American Express Issuance Trust II (the Charge Trust). Card Member loans are transferred to the American Express Credit Account Master Trust (the Lending Trust, collectively the Trusts). The Trusts are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member receivables and loans. Details on the principles of consolidation can be found in the summary of significant accounting policies (refer to Note 1).

TRS, in its role as servicer of the Trusts, has the power to direct the most significant activity of the Trusts, which is the collection of the underlying Card Member receivables and loans. In addition, TRS, excluding its consolidated subsidiaries, owned approximately $1.0 billion of subordinated securities issued by the Lending Trust as of December 31, 2015. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant to the VIE. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts.

The debt securities issued by the Trusts are non-recourse to the Company. The securitized Card Member receivables and loans held by the Charge Trust and the Lending Trust, respectively, are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions (refer to Note 3). The long-term debt of each Trust is payable only out of collections on their respective underlying securitized assets (refer to Note 9).

The following table presents the restricted cash held by the Charge Trust and the Lending Trust as of December 31, 2015 and 2014, included in Other Assets on the Company’s Consolidated Balance Sheets:

(Millions)	2015	2014
Charge Trust	$2	$2
Lending Trust	153	62

Total	$155	$64

These amounts relate to collections of Card Member receivables and loans to be used by the Trusts to fund future expenses and obligations, including credit losses, interest paid on the debt securities and upcoming debt maturities.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of investor debt securities. During the year ended December 31, 2015, no such triggering events occurred.

NOTE 7

OTHER ASSETS

The following is a summary of Other assets as of December 31:

(Millions)	2015	2014
Goodwill	$2,749	$3,024
Deferred tax assets, net (a)	2,231	2,110
Prepaid expenses (b)	851	1,626
Other intangible assets, at amortized cost	796	854
Community Reinvestment Act Tax Credit investments	638	622
Restricted cash (c)	477	384
Derivative assets (a)	282	711
Other	2,045	2,011

Total	$10,069	$11,342

(a)	Refer to Notes 14 and 21 for a discussion of derivative assets and deferred tax assets, net, respectively, as of December 31, 2015 and 2014. For 2015 and 2014, $80 million and $96 million, respectively, of foreign deferred tax liabilities is reflected in Other Liabilities. Derivative assets reflect the impact of master netting agreements.
(b)	Includes prepaid miles and reward points acquired primarily from airline partners of approximately $0.3 billion and $1.1 billion as of December 31, 2015 and 2014, respectively, including approximately nil and $0.6 billion, respectively, from Delta.
(c)	Includes restricted cash of approximately $155 million and $64 million as of December 31, 2015 and 2014, respectively, which is primarily held for coupon and certain asset-backed securitization maturities.

GOODWILL

The changes in the carrying amount of goodwill reported in the Company’s reportable operating segments and Corporate & Other were as follows:

(Millions)	USCS	ICS	GCS	GNMS	Corporate & Other	Total
Balance as of January 1, 2014	$174	$1,052	$1,543	$160	$269	$3,198
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	(102)	—	—	(102)
Other, including foreign currency translation	—	(70)	—	—	(2)	(72)

Balance as of December 31, 2014	$174	$982	$1,441	$160	$267	$3,024
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, including impairment and foreign currency translation (a)	—	(53)	—	—	(222)	(275)

Balance as of December 31, 2015	$174	$929	$1,441	$160	$45	$2,749

(a)	Includes a $219 million impairment charge within Corporate & Other. Refer to Note 2 for additional information.

Accumulated impairment losses were $219 million as of December 31, 2015, and nil as of December 31, 2014 and December 31, 2013.

OTHER INTANGIBLE ASSETS

The components of other intangible assets were as follows:

	2015			2014
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships (a)	$1,506	$(836)	$670	$1,455	$(754)	$701
Other	231	(105)	126	255	(102)	153

Total	$1,737	$(941)	$796	$1,710	$(856)	$854

(a)	Includes net intangibles related to airline partners of $255 million and $340 million as of December 31, 2015 and 2014, respectively, including approximately $165 million and $206 million, respectively, related to Delta.

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $183 million, $174 million and $193 million, respectively. Intangible assets acquired in 2015 and 2014 are being amortized, on average, over 5 and 7 years, respectively.

Estimated amortization expense for other intangible assets over the next five years is as follows:

(Millions)	2016	2017	2018	2019	2020
Estimated amortization expense	$174	$156	$146	$106	$76

COMMUNITY REINVESTMENT ACT TAX CREDIT INVESTMENTS

The Company accounts for its investments in Qualified Affordable Housing (QAH) and other tax credit investments using the equity method of accounting. The Company had $638 million and $622 million in tax credit investments as of December 31, 2015 and 2014, respectively, included in Other assets on the Consolidated Balance Sheets, of which $578 million and $522 million, respectively, specifically related to QAH investments.

As of December 31, 2015, the Company has committed to provide funding related to certain of these investments, resulting in a $139 million unfunded commitment reported in Other liabilities, which is expected to be paid between 2016 and 2029.

In addition, the Company has contractual off-balance sheet obligations, which were not deemed probable of being drawn, whereby it may provide additional funding up to $200 million for these QAH investments as of December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company recognized equity method losses related to these QAH investments of $50 million and $48 million, respectively, which were recognized in Other expenses; and associated tax credits of $53 million and $47 million, respectively, recognized in Income tax provision.

OTHER

In 2014, the Company received $990 million in net cash proceeds for the sale of its equity method investment in Concur Technologies (Concur) with a carrying amount of $246 million and recognized a gain of $744 million in Other revenues.

NOTE 8

CUSTOMER DEPOSITS

As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2015	2014
U.S.:
Interest-bearing	$54,102	$43,279
Non-interest-bearing (includes Card Member credit balances of: 2015, $389 million; 2014, $372 million)	478	418
Non-U.S.:
Interest-bearing	82	115
Non-interest-bearing (includes Card Member credit balances of: 2015, $323 million; 2014, $347 million)	335	359

Total customer deposits	$54,997	$44,171

Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2015	2014
U.S. retail deposits:
Savings accounts — Direct	$29,023	$26,159
Certificates of deposit:
Direct	281	333
Third-party (brokered)	13,856	7,838
Sweep accounts —Third-party (brokered)	10,942	8,949
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	183	173
Card Member credit balances — U.S. and non-U.S.	712	719

Total customer deposits	$54,997	$44,171

The scheduled maturities of certificates of deposit as of December 31, 2015 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2016	$2,486	$7	$2,493
2017	3,630	—	3,630
2018	3,180	—	3,180
2019	2,326	—	2,326
2020	2,515	—	2,515

Total	$14,137	$7	$14,144

As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2015	2014
U.S.	$105	$111
Non-U.S.	1	17

Total	$106	$128

NOTE 9

DEBT

SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2015		2014
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt (a)	Outstanding Balance	Year-End Stated Rate on Debt (a)
Commercial paper	$2,120	0.38%	$769	0.29%
Other short-term borrowings (b)(c)	2,692	1.11	2,711	0.81

Total	$4,812	0.79%	$3,480	0.69%

(a)	For floating-rate issuances, the stated interest rates are weighted based on the outstanding balances and floating rates in effect as of December 31, 2015 and 2014.
(b)	Includes interest-bearing overdrafts with banks of $410 million and $470 million as of December 31, 2015 and 2014, respectively. In addition, balances include a partially drawn secured borrowing facility (maturing on September 15, 2017), certain book overdrafts (i.e., primarily timing differences arising in the ordinary course of business), short-term borrowings from banks, as well as interest-bearing amounts due to merchants in accordance with merchant service agreements. The secured borrowing facility gives the Company the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust.
(c)	The Company paid $6.7 million and $7.0 million in fees to maintain the secured borrowing facility in 2015 and 2014, respectively.

LONG-TERM DEBT

The Company’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2015				2014
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance (a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps (b)(c)	Outstanding Balance (a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps (b)(c)
American Express Company
(Parent Company only)
Fixed Rate Senior Notes	2016-2042	$7,546	5.15%	4.25%	$7,535	5.15%	4.20%
Floating Rate Senior Notes	2018	850	0.97	—	850	0.85	—
Subordinated Notes (d)	2024-2036	1,347	5.39	4.47	1,350	5.39	4.42
American Express Credit Corporation
Fixed Rate Senior Notes	2016-2020	16,469	2.16	1.28	16,260	2.26	1.22
Floating Rate Senior Notes	2016-2020	5,300	0.98	—	4,400	0.82	—
Borrowings under Bank Credit Facilities	—	—	—	—	3,672	4.25	—
American Express Centurion Bank
Fixed Rate Senior Notes	2017	1,319	5.99	4.75	2,089	4.12	3.32
Floating Rate Senior Notes	2018	125	0.81	—	675	0.68	—
American Express Bank, FSB
Fixed Rate Senior Notes	2017	1,000	6.00	—	999	6.00	—
Floating Rate Senior Notes	2017	300	0.62	—	300	0.46	—
American Express Charge Trust II
Floating Rate Senior Notes	2018	2,200	0.67	—	3,700	0.41	—
Floating Rate Subordinated Notes	2018	87	0.97	—	87	0.80	—
American Express Lending Trust
Fixed Rate Senior Notes	2016-2017	4,000	1.35	—	6,100	1.11	—
Floating Rate Senior Notes	2017-2019	7,025	0.82	—	8,876	0.72	—
Fixed Rate Subordinated Notes	—	—	—	—	300	1.08	—
Floating Rate Subordinated Notes	2017-2019	316	0.97	—	488	0.73	—
Other
Fixed Rate Instruments (e)	2021-2033	29	5.62	—	143	3.09	—
Floating Rate Borrowings	2016-2019	244	0.66	—%	247	0.59	—%
Unamortized Underwriting Fees		(96)			(116)

Total Long-Term Debt		$48,061	2.44%		$57,955	2.34%

(a)	The outstanding balances include (i) unamortized discount and premium, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Under fair value hedge accounting, the outstanding balances on these fixed-rate notes are adjusted to reflect the impact of changes in fair value due to changes in interest rates. Refer to Note 14 for more details on the Company’s treatment of fair value hedges.
(b)	For floating-rate issuances, the stated and effective interest rates are weighted based on the outstanding balances and floating rates in effect as of December 31, 2015 and 2014.
(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.
(d)	For the $750 million of subordinated debentures issued in 2006 and outstanding as of December 31, 2015, the maturity date will automatically be extended to September 1, 2066, except in the case of either (i) a prior redemption or (ii) a default. At the Company’s option, the subordinated debentures are redeemable for cash on or after September 1, 2016, at 100 percent of the principal amounts plus any accrued but unpaid interest.
(e)	Includes $29 million and $31 million as of December 31, 2015 and 2014, respectively, related to capitalized lease transactions.

As of December 31, 2015 and 2014, the Company had $750 million principal outstanding of Subordinated Debentures that accrue interest at an annual rate of 6.8 percent until September 1, 2016, and at an annual rate of three-month LIBOR plus 2.23 percent thereafter. As noted above, at the Company’s option, these Subordinated Debentures are redeemable for cash after September 1, 2016 at 100 percent of the principal amount plus any accrued but unpaid interest. The Company currently intends to exercise this redemption option subject to business and market conditions. If the Company fails to achieve specified performance measures, it will be required to issue common shares and apply the net proceeds to make interest payments on these Subordinated Debentures. No dividends on the Company’s common or preferred shares could be paid until such interest payments are made. The Company would fail to meet these specific performance measures if (i) the Company’s tangible common equity is less than 4 percent of total adjusted assets for the most recent quarter or (ii) if the trailing two quarters’ consolidated net income is equal to or less than zero and tangible common equity as of the trigger determination date, and as of the end of the quarter end six months prior, has in each case declined by 10 percent or more from tangible common equity as of the end of the quarter 18 months prior to the trigger determination date. The Company met the specified performance measures in 2015. The Company issued $600 million of 3.6 percent subordinated notes on December 5, 2014 that are senior in right of payment to the outstanding $750 million of Subordinated Debentures.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2015 were as follows:

(Millions)	2016	2017	2018	2019	2020	Thereafter	Total
American Express Company (Parent Company only) (a)	$1,350	$1,500	$3,851	$641	$—	$3,147	$10,489
American Express Credit Corporation	4,931	4,900	3,614	4,150	4,150	—	21,745
American Express Centurion Bank	—	1,300	125	—	—	—	1,425
American Express Bank, FSB	—	1,300	—	—	—	—	1,300
American Express Charge Trust II	—	—	2,287	—	—	—	2,287
American Express Lending Trust	500	6,639	2,885	1,317	—	—	11,341
Other	33	83	124	4	—	29	273

	$6,814	$15,722	$12,886	$6,112	$4,150	$3,176	$48,860

Unamortized Underwriting Fees							(96)
Unamortized Discount and Premium							(890)
Impacts due to Fair Value Hedge Accounting							187

Total Long-Term Debt							$48,061

(a)	The Company currently intends to exercise its redemption option related to the $750 million of Subordinated Debentures, subject to business and market conditions.

As of December 31, 2015, the Company maintained a bank line of credit of $3.0 billion compared to bank lines of credit of $6.7 billion as of December 31, 2014. Of the total credit lines, $3.0 billion was undrawn as of both December 31, 2015 and 2014. These undrawn amounts support commercial paper borrowings and contingent funding needs. The availability of the credit line is subject to the Company’s compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a 1.25 ratio of combined earnings and fixed charges, to fixed charges. As of December 31, 2015 and 2014, the Company was not in violation of any of its debt covenants.

Additionally, the Company maintained a 3-year committed, revolving, secured borrowing facility that gives the Company the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2018. As of December 31, 2015 and 2014, $1.0 billion and $2.5 billion, respectively, were drawn on this facility.

The Company paid $35.1 million and $49.9 million in fees to maintain these lines in 2015 and 2014, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on the Company’s credit rating.

The Company paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $1.6 billion, $1.7 billion and $2.0 billion in 2015, 2014 and 2013, respectively.

NOTE 10

OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

(Millions)	2015	2014
Membership Rewards liability	$6,721	$6,521
Employee-related liabilities (a)	2,097	2,258
Card Member rebate and reward accruals (b)	2,238	2,073
Deferred card and other fees, net	1,343	1,308
Book overdraft balances	409	647
Other (c)	4,764	5,044

Total	$17,572	$17,851

(a)	Employee-related liabilities include employee benefit plan obligations and incentive compensation.
(b)	Card Member rebate and reward accruals include payments to third-party reward partners and cash-back reward costs.
(c)	Other includes accruals for general operating expenses, client incentives, merchant rebates, payments to third-party card-issuing partners, advertising and promotion, restructuring and reengineering reserves, QAH unfunded commitments and derivatives.

MEMBERSHIP REWARDS

The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad range of rewards including travel, entertainment, retail certificates and merchandise. The Company records a balance sheet liability that represents management’s best estimate of the cost of points earned that are expected to be redeemed in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the Membership Rewards liability.

The expense for Membership Rewards points is included in marketing, promotion, rewards and Card Member services expenses. The Company periodically evaluates its liability estimation process and assumptions based on developments in redemption patterns, cost per point redeemed, partner contract changes and other factors.

DEFERRED CARD AND OTHER FEES, NET

The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, was as follows:

(Millions)	2015	2014
Deferred card and other fees (a)	$1,652	$1,615
Deferred direct acquisition costs	(173)	(176)
Reserves for membership cancellations	(136)	(131)

Deferred card and other fees, net	$1,343	$1,308

(a)	Includes deferred fees for Membership Rewards program participants.

NOTE 11

STOCK PLANS

STOCK OPTION AND AWARD PROGRAMS

Under the 2007 Incentive Compensation Plan and previously under the 1998 Incentive Compensation Plan, awards may be granted to employees and other key individuals who perform services for the Company and its participating subsidiaries. These awards may be in the form of stock options, restricted stock awards or units (RSAs), portfolio grants (PGs) or other incentives, and similar awards designed to meet the requirements of non-U.S. jurisdictions.

For the Company’s Incentive Compensation Plans, there were a total of 33 million common shares unissued and available for grant as of December 31, 2015, and 35 million common shares unissued and available for grant as of December 31, 2014 and 2013, as authorized by the Company’s Board of Directors and shareholders.

A summary of stock option and RSA activity as of December 31, 2015, and changes during the year is presented below:

	Stock Options		RSAs
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2014 (a)	13,416	$44.88	7,874	$64.48
Granted	301	83.30	3,069	81.99
Exercised/vested	(2,921)	49.96	(3,003)	55.17
Forfeited	(10)	49.22	(507)	75.99
Expired	34	50.04	—	—

Outstanding as of December 31, 2015	10,820	44.60	7,433	$74.67

Options vested and expected to vest as of December 31, 2015	10,820	44.60	—	—

Options exercisable as of December 31, 2015	9,809	$41.78	—	—

(a)	Outstanding as of December 31, 2014, includes CEO market-based stock options of 687,000 that were previously disclosed separately.

The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award, net of expected forfeitures. Those costs are recognized ratably over the vesting period.

STOCK OPTIONS

Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant and a contractual term of 10 years from the date of grant. Stock options generally vest 100 percent on the third anniversary of the grant date.

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, vested, and expected to vest as of December 31, 2015, are as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	3.4	2.9	3.4
Aggregate intrinsic value (millions)	$279	$273	$279

The intrinsic value of options exercised during 2015, 2014 and 2013 was $87 million, $245 million and $374 million, respectively, (based upon the fair value of the Company’s stock price at the date of exercise). Cash received from the exercise of stock options in 2015, 2014 and 2013 was $146 million, $283 million and $580 million, respectively. The tax benefit realized from income tax deductions from stock option exercises, which was recorded in additional paid-in capital, in 2015, 2014 and 2013 was $18 million, $54 million and $84 million, respectively.

The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2015, 2014 and 2013, the majority of which were options granted in the beginning of each year:

	2015	2014	2013
Dividend yield	1.1%	1.1%	1.4%
Expected volatility (a)	37%	38%	39%
Risk-free interest rate	1.7%	2.2%	1.3%
Expected life of stock option (in years) (b)	6.7	6.7	6.3
Weighted-average fair value per option	$29.20	$32.36	$21.11

(a)	The expected volatility is based on both weighted historical and implied volatilities of the Company’s common stock price.
(b)	In 2015, 2014 and 2013, the expected life of stock options was determined using both historical data and expectations of option exercise behavior.

RESTRICTED STOCK AWARDS

RSAs are valued based on the stock price on the date of grant, contain either a) service conditions or b) both service and performance conditions, and generally vest 25 percent per year beginning with the first anniversary of the grant date. RSAs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned depends on the achievement of predetermined Company metrics. All RSA holders receive non-forfeitable dividends or dividend equivalents. The total fair value of shares vested during 2015, 2014 and 2013 was $247 million, $298 million and $336 million, respectively (based upon the Company’s stock price at the vesting date).

The weighted-average grant date fair value of RSAs granted in 2015, 2014 and 2013, is $81.99, $86.65 and $60.13, respectively.

LIABILITY-BASED AWARDS

Certain employees are awarded PGs and other incentive awards that can be settled with cash or equity shares at the Company’s discretion and final Compensation and Benefits Committee payout approval. These awards earn value based on performance, market and service conditions, and vest over periods of one to three years.

PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2015, 2014 and 2013 was $74 million, $62 million and $43 million, respectively.

Summary of Stock Plan Expense

The components of the Company’s total stock-based compensation expense (net of forfeitures) for the years ended December 31, are as follows:

(Millions)	2015	2014	2013
Restricted stock awards (a)	$190	$193	$208
Stock options (a)	12	13	23
Liability-based awards	32	84	119

Total stock-based compensation expense (b)	$234	$290	$350

(a)	As of December 31, 2015, the total unrecognized compensation cost related to unvested RSAs and options of $214 million and $3 million, respectively, will be recognized ratably over the weighted-average remaining vesting period of 2.1 years and 1.2 years, respectively.
(b)	The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements for the years ended December 31, 2015, 2014 and 2013 was $83 million, $104 million and $127 million, respectively.

NOTE 12

RETIREMENT PLANS

DEFINED CONTRIBUTION RETIREMENT PLANS

The Company sponsors defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $224 million, $272 million and $281 million in 2015, 2014 and 2013, respectively.

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company’s primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The Company complies with minimum funding requirements in all countries. The Company sponsors unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. The total expense for these plans was $23 million, $24 million and $59 million in 2015, 2014 and 2013, respectively.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the funded status related to the defined benefit pension plans and other postretirement benefit plans was underfunded by $770 million and $767 million, respectively, and is recorded in Other liabilities.

NOTE 13

COMMITMENTS AND CONTINGENCIES

LEGAL CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, legal proceedings). The Company discloses its material legal proceedings under “Legal Proceedings”.

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

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff or class, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss, while other matters have progressed sufficiently such that the Company is able to estimate an amount of loss or a range of possible loss.

For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such reserve, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $350 million in excess of any reserves related to these matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims described under “Legal Proceedings,” the Company may need to increase its range of possible loss or reserves for legal contingencies.

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

OTHER COMMITMENTS

The Company also has obligations to make payments under contractual agreements with certain cobrand partners. The Company expects to fully satisfy these obligations over the remaining term of these agreements as part of the ongoing operations of its business.

As of December 31, 2015, the obligations under such arrangements were as follows:

(Millions)
2016	$212
2017	76
2018	62
2019	43
2020	20
Thereafter	204

Total	$617

The Company leases certain facilities and equipment under non-cancelable and cancelable agreements, for which total rental expense was $187 million, $237 million and $281 million in 2015, 2014 and 2013, respectively.

As of December 31, 2015, the minimum aggregate rental commitment under all non-cancelable operating leases (net of subleases of $37 million) was as follows:

(Millions)
2016	$165
2017	149
2018	129
2019	105
2020	82
Thereafter	863

Total	$1,493

As of December 31, 2015, the Company’s future minimum lease payments under capital leases or other similar arrangements is approximately $4 million in 2016 through 2020, and $14 million thereafter.

NOTE 14

DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates, foreign exchange rates, and equity index or price, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not transact in derivatives for trading purposes.

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. The Company’s market risk exposures include:

•

Interest rate risk due to changes in the relationship between interest rates on the Company’s assets (such as loans, receivables and investment securities) and interest rates on the Company’s liabilities (such as debt and deposits); and

•	Foreign exchange risk related to earnings, funding, transactions and investments in currencies other than the U.S. dollar.

The Company centrally monitors market risks using market risk limits and escalation triggers as defined in its Asset/Liability Management Policy. The Company’s market exposures are in large part byproducts of the delivery of its products and services.

Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime and LIBOR. Interest rate exposure within the Company’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations, or to convert variable-rate debt obligations to fixed-rate obligations. The Company may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors. As of December 31, 2015 and 2014, the Company did not have any designated cash flow hedges.

Foreign exchange risk is generated by Card Member cross-currency charges, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure, to the extent it is economically justified, through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts.

In addition to the exposures mentioned previously, effective August 1, 2011, the Company entered into a total return contract (TRC) to hedge its exposure to changes in the fair value of its equity investment in ICBC in local currency. Under the terms of the TRC, the Company received from the TRC counterparty an amount equivalent to any reduction in the fair value of its investment in ICBC in local currency, and the Company paid to the TRC counterparty an amount equivalent to any increase in the fair value of its investment in local currency, along with all dividends paid by ICBC, as well as ongoing hedge costs. The TRC was fully unwound on July 18, 2014 upon the sale of the remaining underlying ICBC shares.

Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by the Company and rated as investment grade, and counterparty risk exposures are centrally monitored.

Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of the Company’s derivative assets and liabilities as of December 31, 2015 and 2014 are subject to such master netting agreements with its derivative counterparties, and there are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on the Company’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of December 31, 2015 and 2014, the Company does not have derivative positions that warrant credit valuation adjustments.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 15 for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$236	$314	$9	$4
Foreign exchange contracts
Net investment hedges	191	492	57	46

Total derivatives designated as hedging instruments	427	806	66	50
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives (a)	117	185	135	114

Total derivatives, gross	544	991	201	164
Less: Cash collateral netting (b)	(155)	(158)	—	(4)
Derivative asset and derivative liability netting (c)	(107)	(122)	(107)	(122)

Total derivatives, net (d)	$282	$711	$94	$38

(a)	Includes foreign currency derivatives embedded in certain operating agreements.
(b)	Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. From time to time, the Company also receives non-cash collateral from counterparties in the form of security interests in U.S. Treasury securities, which reduces the Company’s risk exposure, but does not reduce the net exposure on the Company’s Consolidated Balance Sheets. The Company had such non-cash collateral, with a fair value of $91 million as of December 31, 2014, none of which was sold or repledged. The Company did not have any such non-cash collateral as of December 31, 2015. Additionally, the Company posted $149 million and $114 million as of December 31, 2015 and 2014, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Company’s Consolidated Balance Sheets and are not netted against the derivative balances.
(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(d)	The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within Other assets and Other liabilities on the Company’s Consolidated Balance Sheets.

A majority of the Company’s derivative assets and liabilities as of December 31, 2015 and 2014, are subject to master netting agreements with its derivative counterparties. As noted previously, the Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

DERIVATIVE FINANCIAL INSTRUMENTS THAT QUALIFY FOR HEDGE ACCOUNTING

Derivatives executed for hedge accounting purposes are documented and designated as such when the Company enters into the contracts. In accordance with its risk management policies, the Company structures its hedges with terms similar to those of the item being hedged. The Company formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue the application of hedge accounting.

FAIR VALUE HEDGES

A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof, that is attributable to a particular risk.

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. As of December 31, 2015 and 2014, the Company hedged $18.8 billion and $17.6 billion, respectively, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is reflected in earnings as a component of Other expenses. Hedge ineffectiveness may be caused by differences between a debt instrument’s interest coupon and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR, as well as between the overnight indexed swap rate (OIS) and 1-month LIBOR, as spreads between these rates may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt.

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

Total Return Contract

The Company hedged its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company used a TRC to transfer its exposure to its derivative counterparty. On July 18, 2014, the Company sold its remaining shares in ICBC and terminated the TRC.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges of its fixed-rate long-term debt and its investment in ICBC for the years ended December 31:

	Gains (losses) recognized in income
(Millions)	Derivative contract				Hedged item				Net hedge ineffectiveness
	Income Statement Line Item	Amount			Income Statement Line Item	Amount
Derivative relationship		2015	2014	2013		2015	2014	2013	2015	2014	2013
Interest rate contracts	Other expenses	$(83)	$(143)	$(370)	Other expenses	$93	$148	$351	$10	$5	$(19)
Total return contract	Other non-interest revenues	$—	$11	$15	Other non-interest revenues	$—	$(11)	$(15)	$—	$—	$—

The Company also recognized a net reduction in interest expense on long-term debt of $284 million, $283 million and $346 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

NET INVESTMENT HEDGES

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment, was $577 million, $455 million and $253 million for the years ended 2015, 2014 and 2013, respectively, with any ineffective portion recognized in Other expenses during the period of change.

	Gains (losses) recognized in income
	Amount reclassified from AOCI into income				Net hedge ineffectiveness
Description (Millions)	Income Statement Line Item	2015	2014	2013	Income Statement Line Item	2015	2014	2013
Net investment hedges:
Foreign exchange contracts	Other expenses	$—	$10	$—	Other expenses	$1	$—	$—

DERIVATIVES NOT DESIGNATED AS HEDGES

The Company has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company also may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

The Company also has certain operating agreements containing payments that may be linked to a market rate or price, primarily foreign currency rates. The payment components of these agreements may meet the definition of an embedded derivative, in which case the embedded derivative is accounted for separately and is classified as a foreign exchange contract based on its primary risk exposure.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s derivatives not designated as hedges for the years ended December 31:

	Pretax gains (losses)
		Amount
Description (Millions)	Income Statement Line Item	2015	2014	2013
Interest rate contracts	Other expenses	$—	$—	$1
Foreign exchange contracts (a)	Other expenses	(39)	194	72
	Cost of Card Member services	5	4	—

Total		$(34)	$198	$73

(a)	Foreign exchange contracts include forwards and embedded foreign currency derivatives.

NOTE 15

FAIR VALUES

Fair value is defined as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

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

•

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 — Inputs that are unobservable and reflect the Company’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2015 and 2014, there were no significant transfers between levels.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in the preceding paragraphs), as of December 31:

	2015				2014
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$1	$1	$—	$—	$1	$1	$—	$—
Debt securities and other	3,758	409	3,349	—	4,430	350	4,080	—
Derivatives (a)	544	—	545	—	991	—	991	—

Total assets	4,303	410	3,894	—	5,422	351	5,071	—

Liabilities:
Derivatives (a)	201	—	201	—	164	—	164	—

Total liabilities	$201	$—	$201	$—	$164	$—	$164	$—

(a)	Refer to Note 5 for the fair values of investment securities and to Note 14 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

The Company reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, the Company corroborates the prices provided by its pricing services for reasonableness by comparing the prices from the respective pricing services to valuations obtained from different pricing sources. In instances where price discrepancies are identified between different pricing sources, the Company evaluates such discrepancies to ensure that the prices used for its valuation represent the fair value of the underlying investment securities. Refer to Note 5 for additional fair value information.

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

Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 14 for additional fair value information.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2015 and 2014. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2015 and 2014, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2015 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$23	$23		$22	$1	(a)	$—
Other financial assets (b)	47	47		—	47		—
Financial assets carried at other than fair value
Card Member loans and receivables HFS (d)	15	15		—	—		15
Loans, net	59	60	(c)	—	—		60

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		—	67		—
Financial liabilities carried at other than fair value
Certificates of deposit (e)	14	14		—	14		—
Long-term debt	$48	$49	(c)	$—	$49		$—

	Carrying Value	Corresponding Fair Value Amount
2014 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$22	$22		$21	$1	(a)	$—
Other financial assets (b)	48	48		—	48		—
Financial assets carried at other than fair value
Loans, net	70	71	(c)	—	—		71

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	61	61		—	61		—
Financial liabilities carried at other than fair value
Certificates of deposit (e)	8	8		—	8		—
Long-term debt	$58	$60	(c)	$—	$60		$—

(a)	Reflects time deposits.
(b)	Includes accounts receivable (including fair values of Card Member receivables of $6.7 billion and $7.0 billion held by a consolidated VIE as of December 31, 2015 and 2014, respectively), restricted cash and other miscellaneous assets.
(c)	Includes fair values of Card Member loans of $23.5 billion and $29.9 billion, and long-term debt of $13.6 billion and $19.5 billion held by consolidated VIEs as of December 31, 2015 and 2014, respectively.
(d)	Does not include any fair value associated with the Card Member account relationships. Refer to Note 2 for additional information.
(e)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2015, and require management judgment. These figures may not be indicative of future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

VALUATION TECHNIQUES USED IN THE FAIR VALUE MEASUREMENT OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE

For the financial assets and liabilities that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table) the Company applies the following valuation techniques to measure fair value:

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

Financial Assets Carried At Other Than Fair Value

Card Member loans and receivables HFS

As described in Note 2, Card Member loans and receivables HFS are recorded at the lower of cost or fair value on the Consolidated Balance Sheets. As a result, the estimation of fair value included in the previous table does not reflect any fair value associated with the Card Member account relationships and follows the technique described under Loans, net below.

Loans, net

Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans the Company uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar credit card loans and the lack of observable pricing inputs thereof, the Company uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income (inclusive of future interest payments and late fee revenue), estimated pay-down rates, discount rates and relevant credit costs. The valuation does not include economic value attributable to future receivables generated by the accounts associated with the loans.

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

NONRECURRING FAIR VALUE MEASUREMENTS

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the fourth quarter of 2015, the Company recorded a $384 million impairment charge, consisting of a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets to fair value, which was insignificant for the year ended December 31, 2015. Refer to Note 2 for a description of the Company’s 2015 impairment charges. During the year ended December 31, 2014, the Company did not have any material assets that were measured at fair value due to impairment.

NOTE 16

GUARANTEES

The Company provides Card Member protection plans that cover losses associated with purchased products, as well as certain other guarantees and indemnifications in the ordinary course of business. For the Company, guarantees primarily consist of card and travel protection programs, including:

•	Return Protection — refunds the price of qualifying purchases made with the eligible cards where the merchant will not accept the return for up to 90 days from the date of purchase; and

•

Merchant Protection — protects Card Members primarily against non-delivery of goods and services, usually in the event of bankruptcy or liquidation of a merchant. When this occurs, the Card Member may dispute the transaction for which the Company will generally credit the Card Member’s account. If the Company is unable to collect the amount from the merchant, it will bear the loss for the amount credited to the Card Member. The largest component of the maximum potential future payments relates to Card Member transactions associated with travel-related merchants, primarily through business arrangements where the Company has remitted payment to such merchants for a Card Member travel purchase that has not yet been used or “flown.”

In relation to its maximum potential undiscounted future payments as shown in the table that follows, to date the Company has not experienced any significant losses related to guarantees or indemnifications. The Company’s initial recognition of these instruments is at fair value. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

The following table provides information related to such guarantees and indemnifications as of December 31:

	Maximum potential undiscounted future payments (a) (Billions)		Related liability (b) (Millions)
Type of Guarantee	2015	2014	2015	2014
Return and Merchant Protection	$42	$37	$49	$44
Other (c)	6	8	37	67

Total	$48	$45	$86	$111

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure, which is based on all eligible claims in relation to annual billed business volumes.
(b)	Included in Other liabilities on the Company’s Consolidated Balance Sheets.
(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

NOTE 17

COMMON AND PREFERRED SHARES

The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2015	2014	2013
Common shares authorized (billions) (a)	3.6	3.6	3.6

Shares issued and outstanding at beginning of year	1,023	1,064	1,105
Repurchases of common shares	(59)	(49)	(55)
Other, primarily stock option exercises and restricted stock awards granted	5	8	14

Shares issued and outstanding as of December 31	969	1,023	1,064

(a)	Of the common shares authorized but unissued as of December 31, 2015, approximately 51 million shares are reserved for issuance under employee stock and employee benefit plans.

On May 12, 2015, the Board of Directors authorized the repurchase of 150 million of common shares over time in accordance with the Company’s capital distribution plans submitted to the Federal Reserve and subject to market conditions. This authorization replaces all prior repurchase authorizations. During 2015 and 2014, the Company repurchased 59 million common shares with a cost basis of $4.5 billion and 49 million common shares with a cost basis of $4.4 billion, respectively. The cost basis includes commissions paid of $1.1 million and $1.0 million in 2015 and 2014, respectively. As of December 31, 2015, the Company has 106 million common shares remaining under the Board share repurchase authorization. Such authorization does not have an expiration date.

Common shares are generally retired by the Company upon repurchase (except for 3.0 million, 3.2 million and 3.5 million shares held as treasury shares as of December 31, 2015, 2014 and 2013, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $242 million, $280 million and $260 million as of December 31, 2015, 2014 and 2013, respectively, are included as a reduction to additional paid-in capital in shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES

The Board of Directors is authorized to permit the Company to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. The Company has the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of December 31, 2015:

	Series B	Series C
Issuance date	November 10, 2014	March 2, 2015

Securities issued	750 Preferred Shares; represented by 750,000 depositary shares	850 Preferred Shares; represented by 850,000 depositary shares

Aggregate liquidation preference	$750 million	$850 million

Fixed dividend rate per annum	5.20%	4.90%

Semi-annual fixed dividend payment dates	Beginning May 15, 2015	Beginning September 15, 2015

Floating dividend rate per annum	3 month LIBOR+ 3.428%	3 month LIBOR+ 3.285%

Quarterly floating dividend payment dates	Beginning February 15, 2020	Beginning June 15, 2020

Fixed to floating rate conversion date (a)	November 15, 2019	March 15, 2020

(a)	The date on which dividends convert from a fixed-rate calculation to a floating rate calculation.

In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the preferred stock then outstanding takes precedence over the Company’s common stock for the payment of dividends and the distribution of assets out of funds legally available for distribution to shareholders. Each outstanding series of Preferred Shares has a liquidation price of $1 million per Preferred Share, plus any accrued but unpaid dividends. The Company may redeem these Preferred Shares at $1 million per Preferred Share (equivalent to $1,000 per depositary share) plus any declared but unpaid dividends in whole or in part, from time to time, on any dividend payment date on or after the respective fixed to floating rate conversion date, or in whole, but not in part, within 90 days of certain bank regulatory changes.

There were no preferred shares issued and outstanding as of December 31, 2013. There were no warrants issued and outstanding as of December 31, 2015, 2014 and 2013.

NOTE 18

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated Other Comprehensive (Loss) Income is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax (a)	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Losses (Gains)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2012	$315	$(754)	$(488)	$(927)

Net unrealized losses	(159)	—	—	(159)
Decrease due to amounts reclassified into earnings	(93)	—	—	(93)
Net translation loss of investments in foreign operations	—	(589)	—	(589)
Net gains related to hedges of investments in foreign operations	—	253	—	253
Pension and other postretirement benefit gains	—	—	89	89

Net change in accumulated other comprehensive (loss) income	(252)	(336)	89	(499)

Balances as of December 31, 2013	63	(1,090)	(399)	(1,426)

Net unrealized gains	104	—	—	104
Decrease due to amounts reclassified into earnings	(71)	5	—	(66)
Net translation loss of investments in foreign operations	—	(869)	—	(869)
Net gains related to hedges of investments in foreign operations	—	455	—	455
Pension and other postretirement benefit losses	—	—	(117)	(117)

Net change in accumulated other comprehensive income (loss)	33	(409)	(117)	(493)

Balances as of December 31, 2014	96	(1,499)	(516)	(1,919)

Net unrealized losses	(37)	—	—	(37)
Decrease due to amounts reclassified into earnings	(1)	(1)	—	(2)
Net translation loss of investments in foreign operations	—	(1,122)	—	(1,122)
Net gains related to hedges of investment in foreign operations	—	578	—	578
Pension and other postretirement benefit losses	—	—	(32)	(32)

Net change in accumulated other comprehensive loss	(38)	(545)	(32)	(615)

Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)

(a)	The following table shows the tax impact for the three years ended December 31 for the changes in each component of Accumulated Other Comprehensive Income:

	Tax expense (benefit)
(Millions)	2015	2014	2013
Investment securities	$(20)	$19	$(142)
Foreign currency translation adjustments	(124)	(64)	(49)
Net investment hedges	340	273	135
Pension and other postretirement benefit losses	—	(46)	56

Total tax impact	$196	$182	$—

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive (Loss) Income and into the Consolidated Statements of Income for the years ended December 31:

		Gains (losses) recognized in earnings
Description (Millions)	Income Statement Line Item	2015	2014
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$1	$111
Related income tax expense	Income tax provision	—	(40)

Reclassification to net income related to available-for-sale securities		1	71
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	1	(9)
Related income tax expense	Income tax provision	—	4

Reclassification of foreign currency translation adjustments		1	(5)

Total		$2	$66

NOTE 19

NON-INTEREST REVENUE AND EXPENSE DETAIL

The following is a detail of Other commissions and fees for the years ended December 31:

(Millions)	2015	2014	2013
Foreign currency conversion fee revenue	$852	$877	$877
Delinquency fees	788	722	667
Loyalty coalition-related fees	379	383	310
Service fees	361	366	375
Other (a)	137	160	185

Total Other commissions and fees	$2,517	$2,508	$2,414

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues for the years ended December 31:

(Millions)	2015	2014	2013
Gain on sale of investment in Concur Technologies	$—	$744	$—
Global Network Services partner revenues	640	694	650
Gross realized gains on sale of investment securities	1	100	136
Other (a)	1,392	1,451	1,488

Total Other revenues	$2,033	$2,989	$2,274

(a)	Other includes revenues arising from net revenue earned on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other expenses for the years ended December 31:

(Millions)	2015	2014	2013
Professional services	$2,750	$3,008	$3,102
Occupancy and equipment	1,854	1,807	1,904
Goodwill and long-lived asset impairment (a)	384	—	—
Card and merchant-related fraud losses (b)	308	369	278
Communications	345	383	379
Gain on business travel joint venture transaction	—	(630)	—
Other (c)	1,152	1,152	1,133

Total Other expenses	$6,793	$6,089	$6,796

(a)	Refer to Note 2 for additional information.
(b)	Beginning January 1, 2015, merchant-related fraud losses are reported within Other expenses.
(c)	Other expense includes general operating expenses, gains (losses) on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, certain loyalty coalition-related expenses and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the year ended December 31, 2015). Effective December 1, 2015, Other expenses includes the valuation allowance adjustment associated with the HFS portfolios.

NOTE 20

RESTRUCTURING

From time to time, the Company initiates restructuring programs to become more efficient and effective, and to support new business strategies. In connection with these programs, the Company typically will incur severance and other exit costs.

During 2015, the Company recorded a net reduction of $26 million in restructuring charges, consisting of a reduction of $61 million in revisions to prior estimates, partially offset by $35 million in net restructuring charges for EG recorded in the fourth quarter.

During 2014, the Company recorded $411 million of restructuring charges, net of revisions to prior estimates. The 2014 activity primarily relates to $313 million and $133 million of restructuring charges recorded in the fourth quarter and second quarter, respectively.

Restructuring charges related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while charges pertaining to other exit costs are included in occupancy and equipment and other expenses.

The following table summarizes the Company’s restructuring reserves activity for the years ended December 31, 2015, 2014 and 2013:

(Millions)	Severance	Other (a)	Total
Liability balance as of December 31, 2012	$412	$58	$470
Restructuring charges, net of $4 in revisions (b)	(7)	3	(4)
Payments	(206)	(23)	(229)
Other non-cash (c)	(3)	(1)	(4)

Liability balance as of December 31, 2013	196	37	233
Restructuring charges, net of $35 in revisions (b)	383	28	411
Payments	(93)	(22)	(115)
Other non-cash (d)	(51)	(8)	(59)

Liability balance at December 31, 2014	435	35	470
Restructuring charges, net of $61 in revisions (b)	(33)	7	(26)
Payments	(141)	(14)	(155)
Other non-cash (c)	(23)	(5)	(28)

Liability balance as of December 31, 2015 (e)	$238	$23	$261

(a)	Other primarily includes facility exit and contract termination costs.
(b)	Revisions primarily relate to higher than anticipated redeployments of displaced employees to other positions within the Company, business changes and modifications to existing initiatives.
(c)	Consists primarily of foreign exchange impacts.
(d)	Consists of $42 million reserve transferred to the GBT JV in the second quarter of 2014 as part of the GBT sale and $17 million of foreign exchange and other non-cash charges.
(e)	The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2016, and to a lesser extent certain contractual long-term severance arrangements and lease obligations are expected to be completed in 2017 and 2020, respectively.

The following table summarizes the Company’s restructuring charges, net of revisions, by reportable operating segment and Corporate & Other for the year ended December 31, 2015, and the cumulative amounts relating to the restructuring programs that were in progress during 2015 and initiated at various dates between 2009 and 2015.

	2015	Cumulative Restructuring Expense Incurred To Date On In-Progress Restructuring Programs
(Millions)	Total Restructuring Charges, net revisions	Severance	Other	Total
USCS	$(7)	$35	$—	$35
ICS	(17)	198	—	198
GCS	(16)	113	—	113
GNMS	(1)	57	—	57
Corporate & Other	15	154	73	227	(a)

Total	$(26)	$557	$73	$630	(b)

(a)	Corporate & Other includes certain severance and other charges of $151 million related to Companywide support functions which were not allocated to the Company’s reportable operating segments, as these were corporate initiatives, which is consistent with how such charges were reported internally.
(b)	As of December 31, 2015, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

NOTE 21

INCOME TAXES

The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2015	2014	2013
Current income tax expense:
U.S. federal	$2,107	$2,136	$1,730
U.S. state and local	335	264	288
Non-U.S.	416	412	514

Total current income tax expense	2,858	2,812	2,532

Deferred income tax expense (benefit):
U.S. federal	(23)	352	113
U.S. state and local	(5)	39	4
Non-U.S.	(55)	(97)	(120)

Total deferred income tax expense	(83)	294	(3)
Total income tax expense	$2,775	$3,106	$2,529

A reconciliation of the U.S. federal statutory rate of 35 percent to the Company’s actual income tax rate for the years ended December 31 on continuing operations was as follows:

	2015	2014	2013
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1.7)	(1.5)	(1.6)
State and local income taxes, net of federal benefit	2.8	2.7	3.1
Non-U.S. subsidiaries earnings (a)	(1.8)	(2.2)	(2.8)
Tax settlements (b)	(0.2)	(0.5)	(1.9)
Non deductible expenses (c)	0.9	—	—
All other	—	1.0	0.3

Actual tax rates (a)	35.0%	34.5%	32.1%

(a)	Results for all years primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.
(b)	Relates to the resolution of tax matters in various jurisdictions.
(c)	Relates to the nondeductible portion of the EG goodwill impairment.

The Company records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2015	2014
Deferred tax assets:
Reserves not yet deducted for tax purposes	$3,771	$3,926
Employee compensation and benefits	648	789
Other	520	266

Gross deferred tax assets	4,939	4,981
Valuation allowance	(58)	(75)

Deferred tax assets after valuation allowance	4,881	4,906

Deferred tax liabilities:
Intangibles and fixed assets	1,547	1,597
Deferred revenue	509	498
Deferred interest	323	350
Asset securitization	—	162
Investment in joint ventures	231	223
Other	120	62

Gross deferred tax liabilities	2,730	2,892

Net deferred tax assets	$2,151	$2,014

A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances as of December 31, 2015 and 2014 are associated with net operating losses and other deferred tax assets in certain non-U.S. operations of the Company.

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $9.9 billion as of December 31, 2015, are intended to be permanently reinvested outside the United States. The Company does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $3.0 billion as of December 31, 2015, have not been provided on those earnings.

Net income taxes paid by the Company during 2015, 2014 and 2013, were approximately $3.4 billion, $2.5 billion and $2.0 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome.

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

The following table presents changes in unrecognized tax benefits:

(Millions)	2015	2014	2013
Balance, January 1	$909	$1,044	$1,230
Increases:
Current year tax positions	81	4	124
Tax positions related to prior years	177	111	176
Decreases:
Tax positions related to prior years	(256)	(181)	(371)
Settlements with tax authorities	(15)	(67)	(94)
Lapse of statute of limitations	(26)	(1)	(21)
Effects of foreign currency translations	—	(1)	—

Balance, December 31	$870	$909	$1,044

Included in the unrecognized tax benefits of $0.9 billion, $0.9 billion and $1.0 billion for December 31, 2015, 2014 and 2013 are approximately $502 million, $412 million and $427 million, respectively that, if recognized, would favorably affect the effective tax rate in a future period.

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $231 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $231 million of unrecognized tax benefits, approximately $21 million relates to amounts that, if recognized, would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2015, the Company recognized approximately $38 million in expenses for interest and penalties. For the years ended December 31, 2014 and 2013, the Company recognized benefits of approximately, $19 million and $31 million, respectively, of interest and penalties. The Company has approximately $164 million and $126 million accrued for the payment of interest and penalties as of December 31, 2015 and 2014, respectively.

NOTE 22

EARNINGS PER COMMON SHARE (EPS)

The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2015	2014	2013
Numerator:
Basic and diluted:
Net income	$5,163	$5,885	$5,359
Preferred dividends	(62)	—	—

Net income available to common shareholders	5,101	5,885	5,359
Earnings allocated to participating share awards (a)	(38)	(46)	(47)

Net income attributable to common shareholders	$5,063	$5,839	$5,312

Denominator: (a)
Basic: Weighted-average common stock	999	1,045	1,082
Add: Weighted-average stock options (b)	4	6	7

Diluted	1,003	1,051	1,089

Basic EPS	$5.07	$5.58	$4.91
Diluted EPS	$5.05	$5.56	$4.88

(a)	The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(b)	The dilutive effect of unexercised stock options excludes from the computation of EPS 0.5 million, 0.2 million and 0.1 million of options for the years ended December 31, 2015, 2014 and 2013, respectively, because inclusion of the options would have been anti-dilutive.

For the years ended December 31, 2015, 2014 and 2013, the Company met specified performance measures related to the $750 million of Subordinated Debentures issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

NOTE 23

REGULATORY MATTERS AND CAPITAL ADEQUACY

The Company is supervised and regulated by the Federal Reserve and is subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. The Company’s two U.S. bank operating subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB) (together, the Banks), are subject to supervision and regulation, including similar regulatory capital requirements by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC), respectively.

Under the risk-based capital guidelines of the Federal Reserve, the Company is required to maintain minimum ratios of Common Equity Tier 1 (CET1), Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as a minimum leverage ratio (Tier 1 capital to average adjusted on-balance sheet assets).

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company’s and the Banks’ operating activities.

As of December 31, 2015 and 2014, the Company and the Banks met all capital requirements to which each was subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.

The following table presents the regulatory capital ratios for the Company and the Banks:

(Millions, except percentages)	CET1 capital	Tier 1 capital	Total capital	CET1 capital ratio		Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2015: (a)
American Express Company	$16,747	$18,265	$20,551	12.4%		13.5%	15.2%	11.7%
American Express Centurion Bank	6,013	6,013	6,460	16.9		16.9	18.2	17.7
American Express Bank, FSB	6,927	6,927	7,601	13.7		13.7	15.1	13.2
December 31, 2014: (a)
American Express Company	$17,525	$18,176	$20,801	13.1%		13.6%	15.6%	11.8%
American Express Centurion Bank	6,174	6,174	6,584	18.8		18.8	20.1	18.7
American Express Bank, FSB	6,722	6,722	7,604	14.2		14.2	16.0	15.1

Well-capitalized ratios (b)				6.5	%(c)	8.0%	10.0%	5.0	%(d)
Minimum capital ratios (b)				4.5%		6.0%	8.0%	4.0%

(a)	Beginning in 2015, as a Basel III Advanced Approaches institution, capital ratios are reported using Basel III capital definitions, inclusive of transition provisions, and risk-weighted assets using the Basel III Standardized Approaches. As of December 31, 2014, capital ratios were reported using Basel III capital definitions, inclusive of transition provisions and Basel I risk-weighted assets.
(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC for the year ended December 31, 2015.
(c)	Beginning January 1, 2015, Basel III CET1 well-capitalized ratios became relevant capital measures under the prompt and corrective action requirements defined by the regulations for Advanced Approaches institutions.
(d)	Represents requirements for banking subsidiaries to be considered “well-capitalized” pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no “well-capitalized” definition for the Tier 1 leverage ratio for a bank holding company.

RESTRICTED NET ASSETS OF SUBSIDIARIES

Certain of the Company’s subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on the Company’s shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2015, the aggregate amount of net assets of subsidiaries that are restricted to be transferred to the Company was approximately $11.3 billion.

BANK HOLDING COMPANY DIVIDEND RESTRICTIONS

The Company is limited in its ability to pay dividends by the Federal Reserve, which could prohibit a dividend that would be considered an unsafe or unsound banking practice. It is the policy of the Federal Reserve that bank holding companies generally should pay dividends on preferred and common stock only out of net income available to common shareholders generated over the past year, and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, bank holding companies are required by statute to be a source of strength to their insured depository institution subsidiaries and should not maintain dividend levels that undermine their ability to do so. On an annual basis, the Company is required to develop and maintain a capital plan, which includes planned dividends over a two-year horizon, and to submit the capital plan to the Federal Reserve.

BANKS’ DIVIDEND RESTRICTIONS

In the years ended December 31, 2015 and 2014, Centurion Bank paid dividends from retained earnings to its parent of $2.0 billion and $1.9 billion, respectively, and FSB paid dividends from retained earnings to its parent of $2.2 billion and $2.1 billion, respectively.

The Banks are subject to statutory and regulatory limitations on their ability to pay dividends. The total amount of dividends that may be paid at any date, subject to supervisory considerations of the Banks’ regulators, is generally limited to the retained earnings of the respective bank. As of December 31, 2015 and 2014, the Banks’ retained earnings, in the aggregate, available for the payment of dividends were $3.2 billion and $3.6 billion, respectively. In determining the dividends to pay their parent, the Banks must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, the Banks’ banking regulators have authority to limit or prohibit the payment of a dividend by the Banks under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 24

SIGNIFICANT CREDIT CONCENTRATIONS

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. The Company’s customers operate in diverse industries, economic sectors and geographic regions.

The following table details the Company’s maximum credit exposure by category, including the credit exposure associated with derivative financial instruments, as of December 31:

(Billions)	2015	2014
On-balance sheet:
Individuals (a)	$104	$101
Financial institutions (b)	25	25
U.S. Government and agencies (c)	4	4
All other (d)	17	17

Total on-balance sheet (e)	150	147

Unused lines-of-credit — individuals (f)	$297	$278

(a)	Individuals primarily include Card Member receivables and loans, including the HFS portfolios.
(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.
(c)	U.S. Government and agencies represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities.
(d)	All other primarily includes Card Member receivables from other corporate institutions.
(e)	Certain distinctions between categories require management judgment.
(f)	Because charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable. Therefore, the quantified unused line-of-credit amounts only include the approximate credit line available on lending products.

As of December 31, 2015 and 2014, the Company’s most significant concentration of credit risk was with individuals, including Card Member receivables and loans. These amounts are generally advanced on an unsecured basis. However, the Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. The Company also considers credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details the Company’s Card Member loans and receivables exposure (including unused lines-of-credit on Card Member loans) in the United States and outside the United States as of December 31:

(Billions)	2015	2014
On-balance sheet:
U.S. (a)	$99	$94
Non-U.S.	19	21

On-balance sheet (b)(c)	118	115

Unused lines-of-credit — individuals:
U.S. (a)	259	234
Non-U.S.	38	44

Total unused lines-of-credit — individuals	$297	$278

(a)	Includes on-balance sheet Card Member loans and receivables HFS and unused lines-of-credit for Card Member loans HFS, as of December 31, 2015.
(b)	Represents Card Member loans to individuals as well as receivables from individuals and corporate institutions as discussed in footnotes (a) and (d) from the previous table.
(c)	The remainder of the Company’s on-balance sheet exposure includes cash, investments, other loans, other receivables and other assets including derivative financial instruments. These balances are primarily within the United States.

NOTE 25

REPORTABLE OPERATING SEGMENTS AND GEOGRAPHIC OPERATIONS

REPORTABLE OPERATING SEGMENTS

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICS, GCS and Global Network & Merchant Services (GNMS).

The Company considers a combination of factors when evaluating the composition of its reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States), and regulatory environment considerations.

The following is a brief description of the primary business activities of the Company’s four reportable operating segments:

•

USCS offers a wide range of card products and services to consumers and small businesses in the United States, provides travel services to Card Members and other consumers, and operates a coalition loyalty business.

•

ICS offers a wide range of card products and services to consumers and small businesses outside the United States, provides travel services to Card Members and other consumers, and operates a coalition loyalty business in various countries.

•

GCS offers global corporate payment services to large and mid-sized companies. The Company’s business travel operations, which had been included in GCS, were deconsolidated effective June 30, 2014 in connection with the formation of the GBT JV, discussed previously. Therefore, there is a lack of comparability against periods prior to the deconsolidation. The Company’s proportional share of the GBT JV net income or loss is reported within Other revenues.

•

GNMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GNMS acquires merchants; leverages the Company’s global closed-loop network to offer multi-channel marketing programs and capabilities, services and reporting and analytical data to the Company’s merchants around the world; and provides financing products for qualified merchants. It also enters into partnership agreements with third-party card issuers and acquirers to license the American Express brand and broaden the Card Member and merchant base for the Company’s network worldwide.

•	Corporate functions and certain other businesses, including the Company’s EG business, as well as other Company operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other as of or for the years ended December 31, 2015, 2014 and 2013:

(Millions, except where indicated)	USCS	ICS	GCS	GNMS	Corporate & Other (a)	Consolidated
2015
Non-interest revenues	$13,180	$4,321	$3,513	$5,236	$646	$26,896
Interest income	6,267	939	14	98	227	7,545
Interest expense	654	242	185	(194)	736	1,623
Total revenues net of interest expense	18,793	5,018	3,342	5,528	137	32,818
Total provisions (b)	1,453	329	148	54	4	1,988
Pretax income (loss) from continuing operations	5,355	508	1,073	2,775	(1,773)	7,938
Income tax provision (benefit)	1,942	87	407	1,004	(665)	2,775
Net income (loss)	3,413	421	666	1,771	(1,108)	5,163

Total assets (billions) (c)	117	35	18	24	(33)	161

Total equity (billions)	10.3	2.9	3.7	2.4	1.4	20.7

2014
Non-interest revenues	12,628	4,737	5,173	5,426	752	28,716
Interest income	5,786	1,085	15	52	241	7,179
Interest expense	604	330	240	(269)	802	1,707
Total revenues net of interest expense	17,810	5,492	4,948	5,747	191	34,188
Total provisions	1,396	370	180	93	5	2,044
Pretax income (loss) from continuing operations	5,100	449	2,408	2,620	(1,586)	8,991
Income tax provision (benefit)	1,900	38	865	960	(657)	3,106
Net income (loss)	3,200	411	1,543	1,660	(929)	5,885

Total assets (billions) (c)	113	31	19	18	(22)	159

Total equity (billions)	10.4	3.0	3.8	2.0	1.5	20.7

2013
Non-interest revenues	12,019	4,644	5,085	5,229	846	27,823
Interest income	5,565	1,118	13	32	277	7,005
Interest expense	693	361	245	(252)	911	1,958
Total revenues net of interest expense	16,891	5,401	4,853	5,513	212	32,870
Total provisions	1,250	388	129	67	(2)	1,832
Pretax income (loss) from continuing operations	4,994	643	1,244	2,469	(1,462)	7,888
Income tax provision (benefit)	1,801	12	384	894	(562)	2,529
Net income (loss)	3,193	631	860	1,575	(900)	5,359

Total assets (billions) (c)	$104	$31	$19	$17	$(18)	$153

Total equity (billions)	$9.3	$3.1	$3.7	$2.0	$1.4	$19.5

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)	Effective December 1, 2015, in the USCS segment, total provisions does not include credit costs related to Card Member loans and receivables HFS, which are now reported in Other expenses through a valuation allowance adjustment.
(c)	As of September 30, 2015, and prospectively, certain intercompany balances have been reclassified between operating segments, as a result of systems enhancements.

Total Revenues Net of Interest Expense

The Company allocates discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the USCS, ICS and GCS segments, discount revenue reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GNMS segment, discount revenue reflects the network and acquirer component of the overall discount revenue. Net card fees and travel commissions and fees are directly attributable to the segment in which they are reported.

Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.

Provisions for Losses

The provisions for losses are directly attributable to the segment in which they are reported.

Expenses

Marketing and promotion expenses are included in each segment based on actual expenses incurred, with the exception of brand advertising, which is primarily reflected in the GNMS and USCS segments. Rewards and Card Member services expenses are included in each segment based on actual expenses incurred within each segment.

Salaries and employee benefits and other operating expenses includes expenses such as professional services, occupancy and equipment and communications incurred directly within each segment. In addition, expenses related to support services, such as technology costs, are allocated to each segment primarily based on support service activities directly attributable to the segment. Other overhead expenses, such as staff group support functions, are allocated from Corporate & Other to the other segments based on a mix of each segment’s direct consumption of services and relative level of pretax income.

Capital

Each business segment is allocated capital based on established business model operating requirements, risk measures and regulatory capital requirements. The business model operating requirements include capital needed to support operations and specific balance sheet items. The risk measures include considerations for credit, market and operational risk.

Income Taxes

An income tax provision (benefit) is allocated to each business segment based on the effective tax rates applicable to various businesses that comprise the segment.

GEOGRAPHIC OPERATIONS

The following table presents the Company’s total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions:

(Millions)	United States	EMEA (a)	JAPA (a)	LACC (a)	Other Unallocated (b)	Consolidated
2015 (c)
Total revenues net of interest expense	$24,791	$3,161	$2,649	$2,384	$(167)	$32,818
Pretax income (loss) from continuing operations	8,010	534	456	658	(1,720)	7,938
2014 (c)
Total revenues net of interest expense	$24,751	$3,767	$2,934	$2,888	$(152)	$34,188
Pretax income (loss) from continuing operations	8,869	525	463	683	(1,549)	8,991
2013 (c)
Total revenues net of interest expense	$23,641	$3,700	$2,952	$2,900	$(323)	$32,870
Pretax income (loss) from continuing operations	7,679	524	488	701	(1,504)	7,888

(a)	EMEA represents Europe, the Middle East and Africa; JAPA represents Japan, Asia/Pacific and Australia; and LACC represents Latin America, Canada and the Caribbean.
(b)	Other Unallocated includes net costs which are not directly allocable to specific geographic regions, including costs related to the net negative interest spread on excess liquidity funding and executive office operations expenses.
(c)	The data in the above table is, in part, based upon internal allocations, which necessarily involve management’s judgment.

NOTE 26

PARENT COMPANY

PARENT COMPANY — CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2015	2014	2013
Revenues
Non-interest revenues
Gain on sale of securities	$—	$99	$135
Other	400	270	5

Total non-interest revenues	400	369	140

Interest income	172	141	134
Interest expense	(526)	(543)	(583)

Total revenues net of interest expense	46	(33)	(309)

Expenses
Salaries and employee benefits	341	275	206
Other	443	357	261

Total	784	632	467

Pretax loss	(738)	(665)	(776)
Income tax benefit	(268)	(249)	(297)

Net loss before equity in net income of subsidiaries and affiliates	(470)	(416)	(479)
Equity in net income of subsidiaries and affiliates	5,633	6,301	5,838

Net income	$5,163	$5,885	$5,359

PARENT COMPANY — CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2015	2014
Assets
Cash and cash equivalents	$6,400	$8,824
Investment securities	1	1
Equity in net assets of subsidiaries and affiliates	19,856	20,123
Accounts receivable, less reserves	311	134
Premises and equipment, less accumulated depreciation: 2015, $140; 2014, $106	133	139
Loans to subsidiaries and affiliates	11,762	7,809
Due from subsidiaries and affiliates	896	1,477
Other assets	275	365

Total assets	39,634	38,872

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	1,603	1,590
Due to subsidiaries and affiliates	716	964
Short-term debt of subsidiaries and affiliates	6,923	5,937
Long-term debt	9,719	9,708

Total liabilities	18,961	18,199
Shareholders’ Equity
Preferred Shares	—	—
Common shares	194	205
Additional paid-in capital	13,348	12,874
Retained earnings	9,665	9,513
Accumulated other comprehensive loss	(2,534)	(1,919)

Total shareholders’ equity	20,673	20,673

Total liabilities and shareholders’ equity	$39,634	$38,872

PARENT COMPANY — CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$5,163	$5,885	$5,359
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(5,633)	(6,301)	(5,838)
Dividends received from subsidiaries and affiliates	5,331	5,455	4,768
Gain on sale of securities	—	(99)	(135)
Other operating activities, primarily with subsidiaries and affiliates	332	173	324

Net cash provided by operating activities	5,193	5,113	4,478

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	—	111	157
Purchase of investments	(3)	—	—
Purchase of premises and equipment	(29)	(39)	(39)
Loans to subsidiaries and affiliates	(3,952)	(2,574)	1,498
Investments in subsidiaries and affiliates	—	—	—

Net cash (used in) provided by investing activities	(3,984)	(2,502)	1,616

Cash Flows from Financing Activities
(Principal payments on)/issuance of long-term debt	—	(655)	843
Short-term debt of subsidiaries and affiliates	986	5,118	(1,497)
Issuance of American Express preferred shares	841	742	—
Issuance of American Express common shares and other	192	362	721
Repurchase of American Express common shares	(4,480)	(4,389)	(3,943)
Dividends paid	(1,172)	(1,041)	(939)

Net cash provided by (used in) financing activities	(3,633)	137	(4,815)

Net increase (decrease) in cash and cash equivalents	(2,424)	2,748	1,279
Cash and cash equivalents at beginning of year	8,824	6,076	4,797

Cash and cash equivalents at end of year	$6,400	$8,824	$6,076

Supplemental cash flow information
Non-cash financing activities
Gain on business travel joint venture transaction	$—	$630	$—

NOTE 27

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions, except per share amounts)	2015				2014
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Total revenues net of interest expense	$8,391	$8,193	$8,284	$7,950	$9,081	$8,303	$8,631	$8,173
Pretax income	1,454	1,938	2,230	2,316	2,225	2,246	2,312	2,208
Net income	899	1,266	1,473	1,525	1,447	1,477	1,529	1,432
Earnings Per Common Share — Basic:
Net income attributable to common shareholders (a)	$0.89	$1.24	$1.43	$1.49	$1.40	$1.41	$1.44	$1.34
Earnings Per Common Share — Diluted:
Net income attributable to common shareholders (a)	0.89	1.24	1.42	1.48	1.39	1.40	1.43	1.33
Cash dividends declared per common share	0.29	0.29	0.29	0.26	0.26	0.26	0.26	0.23
Common share price:
High	77.85	81.66	81.92	93.94	94.89	96.24	96.04	94.35
Low	$67.57	$71.71	$76.53	$77.12	$78.41	$85.75	$83.99	$82.63

(a)	Represents net income, less (i) earnings allocated to participating share awards of $6 million, $10 million, $11 million and $11 million for the quarters ended December 31, September 30, June 30 and March 31, 2015, respectively, and $11 million, $11 million, $12 million and $12 million for the quarters ended December 31, September 30, June 30 and March 31, 2014, respectively, and (ii) dividends on preferred shares of $20 million, $22 million and $20 million, for the quarters ended December 31, September 30 and June 30, 2015, respectively, and nil for all other comparative periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 are set forth in “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2016 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 2, 2016, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	Information included under the caption “Corporate Governance at American Express — Our Board’s Independence”

•	Information included under the caption “Corporate Governance at American Express — Board Committees — Board Committee Responsibilities”

•	Information included under the caption “Proxy Summary and Voting Roadmap — Item 1 Election of Directors For a Term of One Year – Director Attendance”

•	Information included under the caption “Corporate Governance at American Express — Compensation of Directors”

•	Information included under the caption “Stock Ownership Information”

•	Information included under the caption “Corporate Governance at American Express — Item 1 — Election of Directors for a Term of One Year”

•	Information included under the caption “Executive Compensation”

•	Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”

•	Information under the caption “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance”

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

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 2, 2016, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial Statements:

See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules:

All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.

3.	Exhibits:

The list of exhibits required to be filed as exhibits to this Report is listed on pages E-1 through E-4 hereof under “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

/S/ JEFFREY C. CAMPBELL
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/S/ KENNETH I. CHENAULT Kenneth I. Chenault Chairman, Chief Executive Officer and Director	/S/ MICHAEL O. LEAVITT Michael O. Leavitt Director

/S/ JEFFREY C. CAMPBELL Jeffrey C. Campbell Executive Vice President and Chief Financial Officer	/S/ THEODORE J. LEONSIS Theodore J. Leonsis Director

/S/ LINDA ZUKAUCKAS Linda Zukauckas Executive Vice President and Corporate Comptroller	/S/ RICHARD C. LEVIN Richard C. Levin Director

/S/ CHARLENE BARSHEFSKY Charlene Barshefsky Director	/S/ SAMUEL J. PALMISANO Samuel J. Palmisano Director

/S/ URSULA M. BURNS Ursula M. Burns Director	/S/ DANIEL VASELLA Daniel Vasella Director

/S/ PETER CHERNIN Peter Chernin Director	/S/ ROBERT D. WALTER Robert D. Walter Director

/S/ ANNE LAUVERGEON Anne Lauvergeon Director	/S/ RONALD A. WILLIAMS Ronald A. Williams Director

February 19, 2016

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the “MD&A”, Consolidated Financial Statements and notes thereto. The disclosures presented are excluding amounts associated with Card Member loans and receivables HFS, unless otherwise indicated.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position or results of operations.

Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables provide a summary of the Company’s consolidated average balances including major categories of interest-earning assets and interest-bearing liabilities along with an analysis of net interest earnings. Consolidated average balances, interest, and average yields are segregated between U.S. and non-U.S. offices. Assets, liabilities, interest income and interest expense are attributed to the United States and outside the United States based on the location of the office recording such items.

	2015			2014			2013
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$19,255	$50	0.3%	$16,851	$41	0.2%	$19,230	$49	0.3%
Non-U.S.	2,137	16	0.7	2,091	18	0.9	2,409	26	1.1
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	188	6	3.2	235	8	3.4	136	5	3.7
Short-term investment securities
U.S.	12	—	—	62	—	—	154	—	—
Non-U.S.	393	3	0.8	272	1	0.4	204	1	0.5
Card Member loans, including loans HFS (c)(d)
U.S.	61,911	6,258	10.1	57,826	5,778	10.0	54,845	5,555	10.1
Non-U.S.	7,093	930	13.1	8,211	1,072	13.1	8,431	1,111	13.2
Other loans (c)
U.S.	891	93	10.4	547	49	9.0	329	29	8.8
Non-U.S.	154	28	18.2	209	30	14.4	235	23	9.8
Taxable investment securities (e)
U.S.	607	10	1.7	611	10	1.7	596	12	2.1
Non-U.S.	535	14	2.7	329	13	4.1	255	11	4.5
Non-taxable investment securities (e)
U.S.	3,083	133	6.9	3,806	154	6.4	4,331	175	6.3
Other assets (f)
Primarily U.S.	1	4	n.m.	45	5	n.m.	222	8	n.m.

Total interest-earning assets (g)	$96,260	$7,545	7.9%	$91,095	$7,179	8.0%	$91,377	$7,005	7.8%

U.S.	85,760	6,548		79,748	6,037		79,707	5,828
Non-U.S.	10,500	997		11,347	1,142		11,670	1,177

	2015	2014	2013
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,501	$2,125	$2,082
Non-U.S.	565	671	580
Card Member receivables, net, including receivables HFS (d)
U.S.	22,126	21,679	21,197
Non-U.S.	21,667	22,701	21,386
Other receivables, net
U.S.	1,678	1,585	1,553
Non-U.S.	1,032	1,618	1,733
Reserves for Card Member and other loans losses
U.S.	(1,004)	(1,014)	(1,172)
Non-U.S.	(153)	(173)	(185)
Other assets (h)
U.S.	10,218	10,686	10,868
Non-U.S.	3,837	3,453	2,862

Total non-interest-earning assets	62,467	63,331	60,904

U.S.	35,519	35,061	34,528
Non-U.S.	26,948	28,270	26,376

Total assets	$158,727	$154,426	$152,281

U.S.	121,279	114,809	114,235
Non-U.S.	37,448	39,617	38,046
Percentage of total average assets attributable to non-U.S. activities	23.6%	25.7%	25.0%

(a)	Averages based on month end balances.
(b)	Amounts include (i) average interest-bearing restricted cash balances of $818 million, $945 million and $832 million for 2015, 2014 and 2013, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.
(c)	Average non-accrual loans were included in the average Card Member loan balances in amounts of $202 million, $269 million and $349 million in U.S. as well as nil, nil and $4 million in non-U.S. for 2015, 2014 and 2013, respectively. Average other loan balances for U.S. include average non-accrual loans of $1 million, nil and nil for 2015, 2014 and 2013, respectively. Average non-accrual loans are considered to determine the average yield on loans.
(d)	Amount for 2015 include average Card Member loans and average Card Member receivables HFS of $1,143 million and $10 million, respectively, and the associated interest income.
(e)	Average yields for both taxable and non taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.
(f)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income. The average yield on other assets has not been shown as it would not be meaningful (n.m.).
(g)	The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (e).
(h)	Includes premises and equipment, net of accumulated depreciation and amortization.

	2015			2014			2013
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$36,706	$283	0.8%	$34,689	239	0.7%	$31,650	232	0.7%
Time	10,171	185	1.8	6,961	129	1.9	9,047	206	2.3
Demand	185	1	0.5	176	1	0.6	228	1	0.4
Non-U.S.
Other time and savings	21	2	9.5	7	1	14.3	3	—	6.4
Other demand	87	4	4.6	104	3	2.9	121	3	2.6
Short-term borrowings
U.S.	1,416	4	0.3	1,060	2	0.2	767	1	0.1
Non-U.S.	2,198	15	0.7	2,534	21	0.8	2,454	21	0.9
Long-term debt (b)
U.S.	51,623	1,092	2.1	52,476	1,226	2.3	52,125	1,392	2.7
Non-U.S.	1,271	29	2.3	2,206	60	2.7	2,553	78	3.1
Other liabilities (c)
Primarily U.S.	133	8	n.m.	353	25	n.m.	325	24	n.m.

Total interest-bearing liabilities	$103,811	$1,623	1.6%	$100,566	$1,707	1.7%	$99,273	$1,958	2.0%

U.S.	100,234	1,573		95,715	1,622		94,142	1,856
Non-U.S.	3,577	50		4,851	85		5,131	102
Non-interest-bearing liabilities
Travelers Cheques and other prepaid products
U.S.	3,160			3,641			4,075
Non-U.S.	110			128			129
Accounts payable
U.S.	7,238			7,321			7,225
Non-U.S.	4,589			5,084			4,989
Customer Deposits (d)
U.S.	386			349			167
Non-U.S.	324			358			229
Other liabilities
U.S.	13,302			12,350			12,507
Non-U.S.	4,313			4,375			4,433

Total non-interest-bearing liabilities	33,422			33,606			33,754

U.S.	24,086			23,661			23,974
Non-U.S.	9,336			9,945			9,780

Total liabilities	137,233			134,172			133,027

U.S.	124,320			119,376			118,116
Non-U.S.	12,913			14,796			14,911

Total shareholders’ equity	21,494			20,254			19,254

Total liabilities and shareholders’ equity	$158,727			$154,426			$152,281

Percentage of total average liabilities attributable to non-U.S. activities	9.4%			11.0%			11.2%
Interest rate spread			6.3%			6.3%			5.8%

Net interest income and net average yield on interest-earning assets (e)		$5,922	6.2%		$5,472	6.1%		$5,047	5.6%

(a)	Averages based on month end balances.
(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument.
(c)	Amounts include (i) average deferred compensation liability balances, which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful (n.m.).
(d)	U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $326 million, $313 million and $150 million for 2015, 2014 and 2013, respectively, and non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $311 million, $344 million and $219 million for 2015, 2014 and 2013, respectively.
(e)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in footnote (e) from the previous table.

Changes in Net Interest Income — Volume and Rate Analysis (a)

The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate. Major categories of interest-earning assets and interest-bearing liabilities have been segregated between U.S. and non-U.S. offices. Average volume/rate changes have been allocated between the average volume and average rate variances on a consistent basis based upon the respective percentage changes in average balances and average rates.

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$6	$3	$9	$(6)	$(2)	$(8)
Non-U.S.	—	(2)	(2)	(3)	(5)	(8)
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	(2)	—	(2)	4	(1)	3
Short-term investment securities
U.S.	—	—	—	—	—	—
Non-U.S.	—	2	2	—	—	—
Card Member loans, including loans HFS
U.S.	408	72	480	302	(79)	223
Non-U.S.	(146)	4	(142)	(29)	(10)	(39)
Other loans
U.S.	31	13	44	19	1	20
Non-U.S.	(8)	6	(2)	(3)	10	7
Taxable investment securities
U.S.	—	—	—	—	(2)	(2)
Non-U.S.	8	(7)	1	3	(1)	2
Non-taxable investment securities
U.S.	(30)	9	(21)	(23)	2	(21)
Other assets
Primarily U.S.	(5)	4	(1)	(6)	3	(3)

Change in interest income	262	104	366	258	(84)	174

Interest-bearing liabilities
Customer deposits
U.S.
Savings	14	30	44	22	(15)	7
Time	59	(3)	56	(47)	(30)	(77)
Demand	—	—	—	—	—	—
Non-U.S.
Other time and savings	2	(1)	1	—	1	1
Other demand	—	1	1	—	—	—
Short-term borrowings
U.S.	1	1	2	—	1	1
Non-U.S.	(3)	(3)	(6)	1	(1)	—
Long-term debt
U.S.	(20)	(114)	(134)	9	(175)	(166)
Non-U.S.	(25)	(6)	(31)	(11)	(7)	(18)
Other liabilities
Primarily U.S.	(16)	(1)	(17)	2	(1)	1

Change in interest expense	12	(96)	(84)	(24)	(227)	(251)

Change in net interest income	$250	$200	$450	$282	$143	$425

(a)	Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Loans and Card Member Receivables Portfolios

The following table presents gross loans and Card Member receivables by customer type, segregated between U.S. and non-U.S., based on the domicile of the borrowers. Refer to Notes 3 and 4 to the Consolidated Financial Statements for additional information.

December 31, (Millions)	2015	2014	2013	2012	2011
Loans (a) (b)
U.S. loans
Card Member (c) (d)	$51,446	$62,592	$58,530	$56,104	$53,850
Other (e)	1,073	726	411	285	108
Non-U.S. loans
Card Member (c) (d)	7,127	7,793	8,708	9,125	8,771
Other (e)	201	206	210	286	329

Total loans	$59,847	$71,317	$67,859	$65,800	$63,058

Card Member receivables (a) (b)
U.S. Card Member receivables
Consumer (f)	23,255	22,468	21,842	21,124	20,645
Commercial (g)	8,961	9,082	8,480	7,924	7,495
Non-U.S. Card Member receivables
Consumer (f)	7,101	7,800	7,930	7,967	7,412
Commercial (g)	4,816	5,501	5,911	5,751	5,338

Total Card Member receivables	$44,133	$44,851	$44,163	$42,766	$40,890

(a)	As of December 31, 2015, the Company had approximately $211 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable, and therefore is not reflected in unused credit available to Card Members.
(b)	As of December 31, 2015, the Company’s exposure to any concentration of gross loans and Card Member receivables combined, which exceeds 10 percent of total loans and Card Member receivables is further split between $89 billion for individuals and $15 billion for commercial. Loans and Card Member receivables concentrations are defined as loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions. Refer to Note 24 to the Consolidated Financial Statements for additional information on concentrations.
(c)	Card Member loans include unamortized net card fees of $140 million for 2011. Beginning in 2012, unamortized net card fees are reported under Other liabilities.
(d)	Represents loans to individual and small business consumers.
(e)	Other loans primarily represent loans to merchants.
(f)	Represents receivables from individual and small business charge card consumers.
(g)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and Card Member receivables by customer type, and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2015
	Within 1 year (a) (b)	1-5 years (b) (c)	After 5 years (c)	Total
Loans
U.S. loans
Card Member	$51,393	$53	$—	$51,446
Other	646	248	179	1,073
Non-U.S. loans
Card Member	7,125	1	1	7,127
Other	119	82	—	201

Total loans	$59,283	$384	$180	$59,847

Loans due after one year at fixed interest rates		$308	$79	$387
Loans due after one year at variable interest rates		76	101	177

Total loans		$384	$180	$564

Card Member receivables
U.S. Card Member receivables
Consumer	$23,252	$3	$—	$23,255
Commercial	8,961	—	—	8,961
Non-U.S. Card Member receivables
Consumer	7,101	—	—	7,101
Commercial	4,816	—	—	4,816

Total Card Member receivables	$44,130	$3	$—	$44,133

(a)	Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s Card Members will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2015.
(b)	Card Member receivables are immediately due upon receipt of Card Member statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for Card Members that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.
(c)	Card Member and other loans due after one year primarily represent installment loans and approximately $55 million of TDRs.

Risk Elements

The following table presents the amounts of non-performing loans and Card Member receivables that are either non-accrual, past due, or restructured, segregated between U.S. and non-U.S. borrowers. Past due loans are loans that are contractually past due 90 days or more as to principal or interest payments. Restructured loans and Card Member receivables are those that meet the definition of a TDR.

December 31, (Millions)	2015	2014	2013	2012	2011
Loans
Non-accrual loans (a)
U.S.	$154	$241	$294	$433	$529
Non-U.S.	—	—	4	8	9

Total non-accrual loans	154	241	298	441	538

Loans contractually 90 days past-due and still accruing interest (b)
U.S.	164	162	174	77	64
Non-U.S.	52	58	54	61	70

Total loans contractually 90 days past-due and still accruing interest	216	220	228	138	134

Restructured loans (c)
U.S.	279	286	351	627	736
Non-U.S.	—	—	5	6	8

Total restructured loans	279	286	356	633	744

Total non-performing loans	$649	$747	$882	$1,212	$1,416

Card Member receivables
Restructured Card Member receivables (c)
U.S.	33	48	50	117	174

Total restructured Card Member receivables	$33	$48	$50	$117	$174

(a)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.
(b)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.
(c)	The Company may modify, through various programs, Card Member loans and receivables in instances where the Card Member is experiencing financial difficulty in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs. Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Beginning January 1, 2015, on a prospective basis the Company continues to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs”. Refer to Note 3 to the Consolidated Financial Statements for additional information.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2015 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2015. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2015
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$66	$—	$66
Interest income actually recognized	17	—	17

Total interest revenue foregone	$49	$—	$49

(a)	The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.

Potential Problem Loans and Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain loans and receivables where information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2015, the Company did not identify any potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in the “Risk Elements” section.

Cross-border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (FFIEC) guidelines governing the determination of cross-border risk, which have been revised effective December 31, 2013, and this disclosure has been revised accordingly.

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

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	NBFIs	Other	Total cross-border outstandings	Gross foreign- office liabilities	Total exposure (net of liabilities)	Cross-border commitments
Australia	2015	$—	$193	$—	$2,786	$2,979	$419	$2,560	$5,410
	2014	—	287	—	3,089	3,376	488	2,888	5,915
	2013	8	227	—	3,499	3,734	529	3,205	6,648

Canada	2015	$356	$705	$36	$2,433	$3,530	$1,383	$2,147	$11,845
	2014	710	353	52	3,416	4,531	1,731	2,800	17,763
	2013	513	890	57	4,271	5,731	3,027	2,704	19,927

United Kingdom	2015	$107	$2,068	$32	$3,422	$5,629	$3,174	$2,455	$12,293
	2014	23	2,415	16	3,466	5,920	3,465	2,455	11,183
	2013	37	2,164	17	3,205	5,423	3,318	2,105	10,291

Mexico	2015	$98	$61	$8	$1,890	$2,057	$552	$1,505	$1,053
	2014	115	241	5	1,997	2,358	622	1,736	1,154
	2013	128	191	7	2,133	2,459	647	1,812	1,313

Japan	2015	$4	$56	$92	$2,058	$2,210	$2,071	$139	$79
	2014	1	41	62	1,824	1,928	1,804	124	66
	2013	1	64	31	1,812	1,908	1,794	114	68

Other countries (a)	2015	$81	$154	$11	$4,025	$4,271	$835	$3,436	$613
	2014	105	208	17	4,951	5,281	976	4,305	706
	2013	127	203	16	4,351	4,697	1,034	3,663	832

(a)	Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. Countries included are France, Italy, Netherlands and Germany.

Summary of Loan Loss Experience — Analysis of the Allowance for Loan Losses

The following table summarizes the changes to the Company’s allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	2012	2011
Card Member loans
Allowance for loan losses at beginning of year
U.S. loans	$1,036	$1,083	$1,274	$1,611	$3,153
Non-U.S. loans	165	178	197	263	493

Total allowance for losses	1,201	1,261	1,471	1,874	3,646

Card Member lending provisions (a)
U.S. loans	1,032	944	916	882	79
Non-U.S. loans	158	194	199	148	66

Total Card Member lending provisions	1,190	1,138	1,115	1,030	145

Write-offs
U.S. loans	(1,321)	(1,346)	(1,463)	(1,621)	(2,105)
Non-U.S. loans	(226)	(269)	(280)	(309)	(394)

Total write-offs	(1,547)	(1,615)	(1,743)	(1,930)	(2,499)

Recoveries
U.S. loans	359	356	368	395	477
Non-U.S. loans	59	72	84	98	101

Total recoveries	418	428	452	493	578

Net write-offs (b)	(1,129)	(1,187)	(1,291)	(1,437)	(1,921)

Transfer of reserves on HFS loans portfolios
U.S. loans	(224)	—	—	—	—
Other (c)
U.S. loans	—	(1)	(12)	7	7
Non-U.S. loans	(10)	(10)	(22)	(3)	(3)

Total other	(10)	(11)	(34)	4	4

Allowance for loan losses at end of year
U.S. loans	882	1,036	1,083	1,274	1,611
Non-U.S. loans	146	165	178	197	263

Total allowance for losses	$1,028	$1,201	$1,261	$1,471	$1,874

Principal only net write-offs / average Card Member loans outstanding (d) (e)	1.4%	1.5%	1.8%	2.1%	2.9%
Principal, interest and fees net write-offs / average Card Member loans outstanding (d) (e)	1.7%	1.8%	2.0%	2.3%	3.3%

(a)	Refer to Note 4 to the Consolidated Financial Statements for a discussion of management’s process for evaluating the allowance for loan losses.
(b)	Net write-offs include principal, interest and fees balances.
(c)	Includes foreign currency translation adjustments and other items. Additionally, 2014 includes an adjustment related to reserves for card-related fraud losses of $(6) million, which was reclassified to Other liabilities.
(d)	The net write-off rate presented is on a worldwide basis and is based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and fees is also presented. The year ended December 31, 2015, reflects the impact of a change in the timing of charge-offs for Card Member loans in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.
(e)	Average Card Member loans outstanding are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	2012	2011
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$8	$8	$8	$3	$2
Non-U.S. loans	4	5	12	15	22

Total allowance for losses	12	13	20	18	24

Provisions for other loan losses (a)
U.S. loans	21	5	3	6	2
Non-U.S. loans	1	3	4	7	11

Total provisions for other loan losses	22	8	7	13	13

Write-offs
U.S. loans	(15)	(7)	(7)	(1)	(2)
Non-U.S. loans	(3)	(7)	(13)	(16)	(24)

Total write-offs	(18)	(14)	(20)	(17)	(26)

Recoveries
U.S. loans	3	2	4	—	1
Non-U.S. loans	1	3	3	5	6

Total recoveries	4	5	7	5	7

Net write-offs	(14)	(9)	(13)	(12)	(19)

Other (b)
Non-U.S. loans	—	—	(1)	1	—

Total other	—	—	(1)	1	—

Allowance for loan losses at end of year
U.S. loans	17	8	8	8	3
Non-U.S. loans	3	4	5	12	15

Total allowance for losses	$20	$12	$13	$20	$18

Net write-offs/average other loans outstanding (c)	1.3%	1.2%	2.3%	2.5%	4.7%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.
(b)	Includes primarily foreign currency translation adjustments.
(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans outstanding are based on month end balances.

The following table summarizes the changes to the Company’s allowance for Card Member receivables losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	2012	2011
Card Member receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$276	$216	$273	$293	$193
Commercial	53	35	37	33	79

Total U.S. receivables	329	251	310	326	272
Non-U.S. receivables
Consumer	93	98	86	86	84
Commercial	43	37	32	26	30

Total non-U.S. receivables	136	135	118	112	114

Total allowance for losses	465	386	428	438	386

Provisions for losses (a)
U.S. receivables
Consumer	420	451	336	372	438
Commercial	76	98	53	57	7

Total U.S. provisions	496	549	389	429	445
Non-U.S. receivables
Consumer	169	172	188	128	130
Commercial	72	71	71	44	29

Total non-U.S. provisions	241	243	259	172	159

Total provisions for losses	737	792	648	601	604

Write-offs
U.S. receivables
Consumer	(698)	(618)	(662)	(674)	(576)
Commercial	(123)	(120)	(92)	(92)	(90)

Total U.S. write-offs	(821)	(738)	(754)	(766)	(666)
Non-U.S. receivables
Consumer	(204)	(211)	(227)	(190)	(187)
Commercial	(89)	(92)	(90)	(67)	(56)

Total non-U.S. write-offs	(293)	(303)	(317)	(257)	(243)

Total write-offs	$(1,114)	$(1,041)	$(1,071)	$(1,023)	$(909)

Years Ended December 31, (Millions, except percentages)	2015	2014	2013	2012	2011
Card Member receivables
Recoveries
U.S. receivables
Consumer	$271	$230	$279	$267	$225
Commercial	45	41	38	37	42

Total U.S. recoveries	316	271	317	304	267
Non-U.S. receivables
Consumer	57	58	57	54	59
Commercial	28	29	28	25	23

Total non-U.S. recoveries	85	87	85	79	82

Total recoveries	401	358	402	383	349

Net write-offs (b)	(713)	(683)	(669)	(640)	(560)

Other (c)
U.S. receivables
Consumer	(1)	(3)	(10)	15	13
Commercial	—	(1)	(1)	3	(5)

Total U.S. other	(1)	(4)	(11)	18	8
Non-U.S. receivables
Consumer	(22)	(24)	(6)	7	—
Commercial	(4)	(2)	(4)	4	—

Total non-U.S. other	(26)	(26)	(10)	11	—

Total other	(27)	(30)	(21)	29	8

Allowance for losses at end of year
U.S. receivables
Consumer	268	276	216	273	293
Commercial	51	53	35	37	33

Total U.S. receivables	319	329	251	310	326
Non-U.S. receivables
Consumer	93	93	98	86	86
Commercial	50	43	37	32	26

Total non-U.S. receivables	143	136	135	118	112

Total allowance for losses	$462	$465	$386	$428	$438

Net write-offs / average Card Member receivables outstanding (d) (e)	1.6%	1.5%	1.6%	1.5%	1.4%

(a)	Refer to Note 4 to the Consolidated Financial Statements for a discussion of management’s process for evaluating the allowance for receivable losses.
(b)	Net write-offs include principal and fees balances.
(c)	Includes foreign currency translation adjustments and other items. Additionally, 2015 includes the impact of transfer of the HFS receivables portfolio, which was not significant and 2014 includes an adjustment related to reserves for card-related fraud losses of $(7) million, which was reclassified to Other liabilities.
(d)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. The year ended December 31, 2015, reflects the impact of a change in the timing of charge-offs for Card Member receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.
(e)	Average Card Member receivables outstanding are based on month end balances.

Allocation of Allowance for Losses

The following table presents an allocation of the allowance for loans and Card Member receivables and the percentage of allowance for losses on loans and Card Member receivables in each category, to the total allowance, respectively, by customer type. The table segregates allowance for losses on loans and Card Member receivables between U.S. and non-U.S. borrowers.

December 31,
(Millions, except percentages)	2015		2014		2013		2012		2011
Allowance for losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)
Loans
U.S. loans
Card Member	$882	84%	$1,036	85%	$1,083	85%	$1,274	85%	$1,611	85%
Other	17	2	8	1	8	1	8	1	3	—
Non-U.S. loans
Card Member	146	14	165	14	178	14	197	13	263	14
Other	3	—	4	—	5	—	12	1	15	1

	$1,048	100%	$1,213	100%	$1,274	100%	$1,491	100%	$1,892	100%

Card Member receivables
U.S. Card Member receivables
Consumer	$268	58%	$276	59%	$216	56%	$273	64%	$293	67%
Commercial	51	11	53	12	35	9	37	8	33	7
Non-U.S. Card Member receivables
Consumer	93	20	93	20	98	25	86	20	86	20
Commercial	50	11	43	9	37	10	32	8	26	6

	$462	100%	$465	100%	$386	100%	$428	100%	$438	100%

(a)	Percentage of allowance for losses on loans and Card Member receivables in each category to the total allowance.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2015
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$97	$14	$32	$53	$196

As of December 31, 2015, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $3 million.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.44 are management contracts or compensatory plans or arrangements.

3.1	Company’s Amended and Restated Certificate of Incorporation as amended through February 27, 2015 (incorporated by reference to Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

3.2	Company’s By-Laws, as amended through October 20, 2014, (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 20, 2014).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.5	American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.6	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011), (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.8	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through March 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

10.9	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.10	Description of amendments to 1994–2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.11	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.12	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.13	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.14	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.20	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.21	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.22	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.23	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.24	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.26	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.27	First Amendment to the American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2012).

10.28	Second Amendment to the American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated July 22, 2013 (filed July 25, 2013)).

10.29	Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.30	Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.31	Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

10.32	Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.33	Fifth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated May 1, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2013).

10.34	Sixth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated August 16, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.35	Seventh Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated September 26, 2013) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.36	Eighth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 1, 2013) (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2013).

10.37	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

*10.38	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015.

10.39	Description of Compensation Payable to Non-Management Directors effective January 1, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2014).

10.40	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.41	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.42	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

*10.43	Form of nonqualified stock option award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016)

*10.44	Form of restricted stock unit award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016)

10.45	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.46	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.47	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001 (filed January 22, 2001)).

10.48	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 30, 2005 (filed October 6, 2005)).

10.49	Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2014).

10.50	Amendment No. 1, dated February 12, 2015, to the Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2014).

10.51	Amendment No. 2, dated March 26, 2015, to the Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

*12	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS