Form 10-Q
period 2016-03-31
AMERICAN EXPRESS CO
filed 2016-04-27
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2016
Common Shares (par value $0.20 per share)	951,033,100 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2016	2015
Revenues
Non-interest revenues
Discount revenue	$4,643	$4,660
Net card fees	699	667
Other fees and commissions	680	708
Other	486	468

Total non-interest revenues	6,508	6,503

Interest income
Interest on loans	1,938	1,795
Interest and dividends on investment securities	36	41
Deposits with banks and other	31	21

Total interest income	2,005	1,857

Interest expense
Deposits	150	103
Long-term debt and other	275	307

Total interest expense	425	410

Net interest income	1,580	1,447

Total revenues net of interest expense	8,088	7,950

Provisions for losses
Charge card	169	174
Card Member loans	227	235
Other	38	11

Total provisions for losses	434	420

Total revenues net of interest expense after provisions for losses	7,654	7,530

Expenses
Marketing and promotion	727	609
Card Member rewards	1,703	1,640
Card Member services and other	282	261
Salaries and employee benefits	1,338	1,305
Other, net	1,420	1,399

Total expenses	5,470	5,214

Pretax income	2,184	2,316
Income tax provision	758	791

Net income	$1,426	$1,525

Earnings per Common Share (Note 15): (a)
Basic	$1.45	$1.49
Diluted	$1.45	$1.48

Average common shares outstanding for earnings per common share:
Basic	961	1,019
Diluted	963	1,023
Cash dividends declared per common share	$0.29	$0.26

(a)	Represents net income less (i) earnings allocated to participating share awards of $11 million for both the three months ended March 31, 2016 and 2015, and (ii) dividends on preferred shares of $21 million and nil for the three months ended March 31, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Three Months Ended March 31 (Millions)	2016	2015
Net income	$ 1,426	$ 1,525
Other comprehensive income (loss):
Net unrealized securities gains, net of tax: 2016, $(1); 2015, nil	2	—
Foreign currency translation adjustments, net of tax: 2016, $(38); 2015, $88	4	(255)
Net unrealized pension and other postretirement benefit gains, net of tax: 2016, $19; 2015, $19	26	23

Other comprehensive income (loss)	32	(232)

Comprehensive income	$ 1,458	$ 1,293

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents
Cash and due from banks	$2,761	$2,935
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2016, $33; 2015, $41)	21,899	19,569
Short-term investment securities	385	258

Total cash and cash equivalents	25,045	22,762
Card Member loans and receivables held for sale (includes gross loans and receivables available to settle obligations of consolidated variable interest entities: 2016, $3,966; 2015, $4,966)	11,689	14,992
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2016, $5,802; 2015, $6,649), less reserves: 2016, $446; 2015, $462	44,027	43,671
Other receivables, less reserves: 2016, $44; 2015, $43	2,633	3,024
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2016, $22,206; 2015, $23,559), less reserves: 2016, $1,012; 2015, $1,028	56,394	57,545
Other loans, less reserves: 2016, $35; 2015, $20	1,186	1,254
Investment securities	3,839	3,759
Premises and equipment, less accumulated depreciation and amortization: 2016, $6,972; 2015, $6,801	4,137	4,108
Other assets (includes restricted cash of consolidated variable interest entities: 2016, $37; 2015, $155)	9,866	10,069

Total assets	$158,816	$161,184

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$55,764	$54,997
Travelers Cheques and other prepaid products	3,011	3,247
Accounts payable	12,027	11,822
Short-term borrowings (includes debt issued by a consolidated variable interest entity: 2016, nil; 2015, $100)	2,596	4,812
Long-term debt (includes debt issued by consolidated variable interest entities: 2016, $12,605; 2015, $13,602)	47,311	48,061
Other liabilities	17,380	17,572

Total liabilities	138,089	140,511

Commitments and Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2016 and December 31, 2015	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 951 million shares as of March 31, 2016 and 969 million shares as of December 31, 2015	191	194
Additional paid-in capital	13,089	13,348
Retained earnings	9,949	9,665
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax: 2016, $32; 2015, $32	60	58
Foreign currency translation adjustments, net of tax: 2016, $(139); 2015, $(100)	(2,040)	(2,044)
Net unrealized pension and other postretirement benefit losses, net of tax: 2016, $(204); 2015, $(223)	(522)	(548)

Total accumulated other comprehensive loss	(2,502)	(2,534)

Total shareholders’ equity	20,727	20,673

Total liabilities and shareholders’ equity	$158,816	$161,184

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2016	2015
Cash Flows from Operating Activities
Net income	$1,426	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	434	420
Depreciation and amortization	261	251
Deferred taxes and other	218	219
Stock-based compensation	70	71
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	427	175
Other assets	232	957
Accounts payable and other liabilities	(356)	(1,230)
Travelers Cheques and other prepaid products	(243)	(262)

Net cash provided by operating activities	2,469	2,126

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	45	—
Maturities and redemptions of available-for-sale investment securities	226	439
Purchase of investments	(345)	(447)
Net decrease in Card Member receivables and loans, including held for sale	4,039	3,129
Purchase of premises and equipment, net of sales: 2016, $1; 2015, $17	(302)	(256)
Acquisitions/dispositions, net of cash acquired	(155)	(59)
Net decrease in restricted cash	132	15

Net cash provided by investing activities	3,640	2,821

Cash Flows from Financing Activities
Net increase in customer deposits	773	784
Net decrease in short-term borrowings	(2,217)	(1,062)
Issuance of long-term debt	35	—
Principal payments on long-term debt	(1,036)	(3,100)
Issuance of American Express preferred shares	—	841
Issuance of American Express common shares	11	54
Repurchase of American Express common shares	(1,128)	(791)
Dividends paid	(302)	(268)

Net cash used in financing activities	(3,864)	(3,542)

Effect of foreign currency exchange rates on cash and cash equivalents	38	(121)

Net increase in cash and cash equivalents	2,283	1,284
Cash and cash equivalents at beginning of period	22,762	22,288

Cash and cash equivalents at end of period	$25,045	$23,572

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

Effective for the first quarter of 2016, the Company realigned its segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments, which are as follows:

•	U.S. Consumer Services (USCS), including the proprietary U.S. Consumer Card Services business and travel services in the United States;

•	International Consumer and Network Services (ICNS), including the proprietary International Consumer Card Services business, Global Network Services (GNS) business and travel services outside the United States;

•	Global Commercial Services (GCS), including the proprietary Global Corporate Payments (GCP) business, small business services businesses in the United States and internationally (collectively, Global Small Business Services (GSBS)), merchant financing products and foreign exchange services operations; and

•	Global Merchant Services (GMS), including the Global Merchant Services business and global loyalty coalition businesses.

Corporate functions and certain other businesses and operations are included in Corporate & Other.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the Annual Report). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Travel commissions and fees, which were separately disclosed on the Consolidated Statements of Income historically, are now included within Other fees and commissions.

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

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets and requires retrospective presentation. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

In March 2016, the FASB issued new accounting guidance on employee share-based payments. The guidance, which is effective January 1, 2017, with early adoption permitted, simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for award forfeitures, and classification on the Consolidated Statements of Cash Flows. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

2.	Business Events

During the first quarter of 2016, the Company completed the sale of its outstanding Card Member loans held for sale (HFS) portfolio related to its cobrand partnership with JetBlue Airways Corporation and recognized a gain of $127 million in Other expenses.

Also during the first quarter of 2016, the Company reached an agreement to sell the outstanding Card Member loans and receivables HFS portfolio related to its cobrand partnership with Costco Wholesale Corporation in the United States. The sale of the portfolio is subject to customary closing conditions, and is expected to be completed in June 2016, at which time a related gain will be recognized. The Company continues to reflect the portfolio within Card Member loans and receivables held for sale on the Consolidated Balance Sheets and the associated valuation allowance adjustment for credit costs in Other expenses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Accounts Receivable and Loans

The Company’s charge and lending payment card products result in the generation of Card Member receivables and Card Member loans, respectively. This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of March 31, 2016 and December 31, 2015.

Card Member accounts receivable by segment and Other receivables as of March 31, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services (a)	$10,332	$11,807
International Consumer and Network Services	5,563	5,599
Global Commercial Services	28,578	26,727

Card Member receivables (b)	44,473	44,133
Less: Reserve for losses	446	462

Card Member receivables, net	$44,027	$43,671

Other receivables, net (c)	$2,633	$3,024

(a)	Includes $5.8 billion and $6.6 billion of gross Card Member receivables available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2016 and December 31, 2015, respectively.

(b)	Includes approximately $12.4 billion and $11.9 billion of Card Member receivables outside the United States as of March 31, 2016 and December 31, 2015, respectively.

(c)	Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue, (ii) GNS partner banks for items such as royalty and franchise fees and (iii) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $44 million and $43 million as of March 31, 2016 and December 31, 2015, respectively.

Card Member loans by segment and Other loans as of March 31, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services(a)	$42,432	$43,495
International Consumer and Network Services	6,646	7,072
Global Commercial Services	8,328	8,006

Card Member loans	57,406	58,573
Less: Reserve for losses	1,012	1,028

Card Member loans, net	$56,394	$57,545

Other loans, net(b)	$1,186	$1,254

(a)	Includes approximately $22.2 billion and $23.6 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of March 31, 2016 and December 31, 2015, respectively.

(b)	Other loans primarily represent loans to merchants. Other loans are presented net of reserves for losses of $35 million and $20 million as of March 31, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2016 and December 31, 2015:

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$42,006	$122	$93	$211	$42,432
International Consumer and Network Services	6,529	37	26	54	6,646
Global Commercial Services
Global Small Business Services	8,183	27	19	39	8,268
Global Corporate Payments(a)	(b)	(b)	(b)	1	60
Card Member Receivables:
U.S. Consumer Services	$10,187	$48	$33	$64	$10,332
International Consumer and Network Services	5,478	27	16	42	5,563
Global Commercial Services
Global Small Business Services	12,997	68	49	94	13,208
Global Corporate Payments(a)	(b)	(b)	(b)	115	15,370

2015 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$43,063	$128	$94	$210	$43,495
International Consumer and Network Services	6,961	34	25	52	7,072
Global Commercial Services
Global Small Business Services	7,867	26	18	40	7,951
Global Corporate Payments(a)	(b)	(b)	(b)	1	55
Card Member Receivables:
U.S. Consumer Services	$11,646	$54	$32	$75	$11,807
International Consumer and Network Services	5,515	24	18	42	5,599
Global Commercial Services
Global Small Business Services	12,734	69	45	102	12,950
Global Corporate Payments(a)	(b)	(b)	(b)	124	13,777

(a)	For GCP Card Member receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)	Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the three months ended March 31:

	2016			2015

	Net Write-Off Rate			Net Write-Off Rate

	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	1.5%	1.7%	1.0%	1.5%	1.7%	0.9%
International Consumer and Network Services	1.9%	2.4%	1.8%	2.0%	2.5%	1.8%
Global Small Business Services	1.4%	1.6%	1.0%	1.3%	1.6%	1.0%
Card Member Receivables:
U.S. Consumer Services	1.8%	2.0%	1.4%	2.1%	2.3%	1.5%
International Consumer and Network Services	2.2%	2.4%	1.5%	1.9%	2.1%	1.6%
Global Small Business Services	1.8%	2.1%	1.6%	2.2%	2.4%	1.8%

			2016		2015

			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments			0.08%	0.7%	0.10%	0.7%

(a)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

Impaired Card Member Loans and Receivables

Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of the Company’s various Troubled Debt Restructuring (TDR) modification programs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for ICNS as of March 31, 2016 and December 31, 2015; therefore, the segment’s receivables are not included in the following tables.

	As of March 31, 2016

	Over 90 days Past Due & Accruing Interest	(a)			Accounts Classified as a TDR(c)			Total Impaired Balance	Unpaid Principal Balance
2016 (Millions)			Non- Accruals	(b)	In Program(d)	Out of Program(e)				Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$139		$123		$147	$99		$508	$469	$44
International Consumer and Network Services	54		—		—	—		54	53	—
Global Commercial Services	24		26		23	19		92	85	8
Card Member Receivables:
U.S. Consumer Services	—		—		9	4		13	13	6
Global Commercial Services	—		—		20	5		25	24	14

Total	$217		$149		$199	$127		$692	$644	$72

	As of December 31, 2015

	Over 90 days Past Due & Accruing Interest	(a)			Accounts Classified as a TDR(c)			Total Impaired Balance	Unpaid Principal Balance
2015 (Millions)			Non- Accruals	(b)	In Program(d)	Out of Program	(e)			Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$140		$124		$149	$89		$502	$463	$44
International Consumer and Network Services	52		—		—	—		52	51	—
Global Commercial Services	24		26		23	18		91	85	9
Card Member Receivables:
U.S. Consumer Services	—		—		11	3		14	14	8
Global Commercial Services	—		—		16	3		19	19	12

Total	$216		$150		$199	$113		$678	$632	$73

(a)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.

(b)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)	Accounts classified as a TDR include $18 million and $20 million that are over 90 days past due and accruing interest and $15 million and $18 million as of March 31, 2016 and December 31, 2015, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.

(e)	Out of Program TDRs include $98 million and $84 million of Card Member accounts that have successfully completed a modification program and $29 million and $29 million of Card Member accounts that were not in compliance with the terms of the modification programs as of March 31, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the three months ended March 31:

	2016		2015
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$505	$12	$587	$10
International Consumer and Network Services	53	4	56	4
Global Commercial Services	92	3	105	3
Card Member Receivables:
U.S. Consumer Services	14	—	14	—
Global Commercial Services	22	—	24	—

Total	$686	$19	$786	$17

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs for the three months ended March 31, 2016 and 2015. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended March 31, 2016
	Number of Accounts (in thousands)	Outstanding Balances(a) ($ in millions)	Average Interest Rate Reduction (% points)		Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	8	$57	13		(b	)
Card Member Receivables	3	38	(c	)	16

Total	11	$95

	Three Months Ended March 31, 2015
	Number of Accounts (in thousands)	Outstanding Balances(a) ($ in millions)	Average Interest Rate Reduction (% points)		Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	11	$80	12		(b	)
Card Member Receivables	3	40	(c	)	12

Total	14	$120

(a)	Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.
(b)	For Card Member loans, there have been no payment term extensions.
(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information for the three months ended March 31, 2016 and 2015, with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	2016		2015
(Accounts in thousands, Dollars in millions)	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Outstanding Balances Upon Default (millions)(a)

Troubled Debt Restructurings That
Subsequently Defaulted:
Card Member Loans	1	$9	2	$10
Card Member Receivables	1	1	1	1

Total	2	$10	3	$11

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

4.	Reserves for Losses

Reserves for losses relating to Card Member receivables and loans represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of March 31, 2016 and December 31, 2015.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2016	2015
Balance, January 1	$462	$465
Provisions(a)	169	174
Net write-offs(b)	(186)	(199)
Other(c)	1	(11)

Balance, March 31	$446	$429

(a)	Provisions for principal and fee reserve components.

(b)	Consists of principal and fee components, less recoveries of $101 million and $99 million, including net write-offs from TDRs of $10 million and $31 million, for the three months ended March 31, 2016 and 2015, respectively.

(c)	Includes foreign currency translation adjustments of $2 million and $(7) million for the three months ended March 31, 2016 and 2015, respectively, and other adjustments of $(1) million and $(4) million for the three months ended March 31, 2016 and 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of March 31, 2016 and December 31, 2015:

(Millions)	2016	2015
Card Member receivables evaluated individually for impairment(a)	$38	$33
Related reserves (a)	$20	$20

Card Member receivables evaluated collectively for impairment	$44,435	$44,100
Related reserves (b)	$426	$442

(a)	Represents receivables modified as a TDR and related reserves.

(b)	The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2016	2015
Balance, January 1	$1,028	$1,201
Provisions(a)	227	235
Net write-offs
Principal(b)	(214)	(259)
Interest and fees(b)	(40)	(43)
Other(c)	11	(4)

Balance, March 31	$1,012	$1,130

(a)	Provisions for principal, interest and fee reserve components.

(b)	Consists of principal write-offs, less recoveries of $88 million and $103 million, including net write-offs/(recoveries) from TDRs of $13 million and $16 million, for the three months ended March 31, 2016 and 2015, respectively. Recoveries of interest and fees were de minimis.

(c)	Includes foreign currency translation adjustments of $2 million and $(7) million and other adjustments of $2 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. The three months ended March 31, 2016 also includes the transfer of reserves of $7 million associated with $20 million of Card Member loans transferred from HFS to held for investment.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of March 31, 2016 and December 31, 2015:

(Millions)	2016	2015
Card Member loans evaluated individually for impairment(a)	$288	$279
Related reserves (a)	$52	$53

Card Member loans evaluated collectively for impairment(b)	$57,118	$58,294
Related reserves (b)	$960	$975

(a)	Represents loans modified as a TDR and related reserves.

(b)	Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Investment Securities

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

The following is a summary of investment securities as of March 31, 2016 and December 31, 2015:

	2016				2015
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$2,695	$76	$(4)	$2,767	$2,813	$85	$(5)	$2,893
U.S. Government agency obligations	2	—	—	2	2	—	—	2
U.S. Government treasury obligations	375	10	—	385	406	4	(1)	409
Corporate debt securities	28	1	—	29	29	1	—	30
Mortgage-backed securities (a)	117	5	—	122	117	4	—	121
Equity securities	1	—	—	1	1	—	—	1
Foreign government bonds and obligations	477	7	—	484	250	6	(1)	255
Other (b)	50	1	(2)	49	50	—	(2)	48

Total	$3,745	$100	$(6)	$3,839	$3,668	$100	$(9)	$3,759

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015:

	2016				2015
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$97	$(4)	$—	—	$100	$(3)	$13	$(2)
U.S. Government treasury obligations	—	—	—	—	253	(1)	—	—
Foreign government bonds and obligations	—	—	—	—	99	(1)	—	—
Other	—	—	33	(2)	—	—	33	(2)

Total	$97	$(4)	$33	$(2)	$452	$(5)	$46	$(4)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2016 and December 31, 2015:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2016:
90%–100%	14	$97	$(4)	6	$33	$(2)	20	$130	$(6)
Less than 90%	—	—	—	—	—	—	—	—	—

Total as of March 31, 2016	14	$97	$(4)	6	$33	$(2)	20	$130	$(6)

2015:
90%–100%	52	$450	$(5)	15	$37	$(2)	67	$487	$(7)
Less than 90%	—	—	—	2	9	(2)	2	9	(2)

Total as of December 31, 2015	52	$450	$(5)	17	$46	$(4)	69	$496	$(9)

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

Contractual maturities of investment securities with stated maturities as of March 31, 2016 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$556	$557
Due after 1 year but within 5 years	209	214
Due after 5 years but within 10 years	410	430
Due after 10 years	2,519	2,588

Total(a)	$3,694	$3,789

(a)	Balances primarily represent investments in state and municipal obligations, and foreign government bonds and obligations.

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

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust, collectively the Trusts) as of March 31, 2016 and December 31, 2015, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2016	2015
Charge Trust	$1	$2
Lending Trust	36	153

Total	$37	$155

These amounts relate to collections of Card Member receivables and loans to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), in its role as servicer of the Trusts, has the power to direct the most significant activity of the Trusts, which is the collection of the underlying Card Member receivables and loans. In addition, TRS directly and indirectly (through its consolidated subsidiaries) holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third party investors. As of March 31, 2016, TRS’ direct and indirect ownership of variable interests was $14.7 billion for the Lending Trust and $4.4 billion for the Charge Trust. These variable interests held by TRS provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2016 and the year ended December 31, 2015, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of March 31, 2016 and December 31, 2015, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2016	2015
U.S.:
Interest bearing	$54,934	$54,102
Non-interest bearing (includes Card Member credit balances of:
2016, $372 million; 2015, $389 million)	405	478
Non-U.S.:
Interest bearing	87	82
Non-interest bearing (includes Card Member credit balances of:
2016, $317 million; 2015, $323 million)	338	335

Total customer deposits	$55,764	$54,997

Customer deposits by deposit type as of March 31, 2016 and December 31, 2015 were as follows:

(Millions)	2016	2015
U.S. retail deposits:
Savings accounts – Direct	$30,295	$29,023
Certificates of deposit:
Direct	282	281
Third-party (brokered)	13,676	13,856
Sweep accounts – Third-party (brokered)	10,681	10,942
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	141	183
Card Member credit balances — U.S. and non-U.S.	689	712

Total customer deposits	$55,764	$54,997

The scheduled maturities of certificates of deposit as of March 31, 2016 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2016	$2,264	$6	$2,270
2017	3,651	2	3,653
2018	3,190	—	3,190
2019	2,330	—	2,330
2020	2,516	—	2,516
After 5 years	7	—	7

Total	$13,958	$8	$13,966

As of March 31, 2016 and December 31, 2015, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2016	2015
U.S.	$109	$105
Non-U.S.	1	1

Total	$110	$106

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Contingencies

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

For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such reserve, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $350 million in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims described under “Legal Proceedings” in the Annual Report, the Company may need to increase its range of possible loss or reserves for legal contingencies.

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of March 31, 2016 and December 31, 2015, the Company does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2016 and December 31, 2015:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$391	$236	$—	$9
Foreign exchange contracts
Net investment hedges	113	191	279	57

Total derivatives designated as hedging instruments	504	427	279	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	120	117	177	135

Total derivatives, gross	624	544	456	201
Less: Cash collateral netting(b)	(324)	(155)	—	—
Derivative asset and derivative liability netting(c)	(120)	(107)	(120)	(107)

Total derivatives, net(d)	$180	$282	$336	$94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.
(b)	Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. Additionally, the Company posted $140 million and $149 million as of March 31, 2016 and December 31, 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.
(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(d)	The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within Other assets and Other liabilities on the Consolidated Balance Sheets.

A majority of the Company’s derivative assets and liabilities as of March 31, 2016 and December 31, 2015 are subject to master netting agreements with its derivative counterparties. The Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. The Company hedged $18.8 billion of its fixed-rate debt to floating-rate debt using interest rate swaps as of both March 31, 2016 and December 31, 2015.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges for the three months ended March 31:

For the Three Months Ended March 31: (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015	2016	2015
Interest rate contracts	Other expenses	$165	$63	Other expenses	$(171)	$(57)	$(6)	$6

The Company also recognized a net reduction in interest expense on long-term debt of $59 million and $70 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in Accumulated Other Comprehensive Loss as part of the cumulative translation adjustment, was $ (92) million and $195 million for the three months ended March 31, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period of change. During the three months ended March 31, 2016 and 2015, the Company did not reclassify any amounts from Accumulated Other Comprehensive Loss to earnings as a component of Other expenses and no ineffectiveness was recognized in either period.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures totaled a net loss of $13 million and a net gain of $97 million for the three months ended March 31, 2016 and 2015, respectively, and are recognized in Other expenses.

The Company previously disclosed in Note 9 to the Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the period ended March 31, 2015, a loss of $45 million related to derivatives not designated as hedges. This amount should have been disclosed as a gain of $293 million, which is the amount used to calculate the above referenced net gain of $97 million. This change to the previously disclosed amount has no impact on the Consolidated Statements of Income, Balance Sheets or Cash Flows.

The changes in the fair value of an embedded derivative gain of $6 million and nil for the three months ended March 31, 2016 and 2015, respectively, is recognized in Card Member services and other expense.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of March 31, 2016 and December 31, 2015:

	2016				2015
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$1	$1	$—	$—	$1	$1	$—	$—
Debt securities and other	3,838	385	3,453	—	3,758	409	3,349	—
Derivatives(a)	624	—	624	—	544	—	544	—

Total assets	4,463	386	4,077	—	4,303	410	3,893	—

Liabilities:
Derivatives(a)	456	—	456	—	201	—	201	—

Total liabilities	$456	$—	$456	$—	$201	$—	$201	$—

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2016 and December 31, 2015, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$25	$25		$24	$1	(a)	$—
Other financial assets(b)	47	47		—	47		—
Financial assets carried at other than fair value
Card Member loans and receivables HFS(d)	12	12		—	—		12
Loans, net	58	58	(c)	—	—		58

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	65	65		—	65		—
Financial liabilities carried at other than fair value
Certificates of deposit(e)	14	14		—	14		—
Long-term debt	$47	$49	(c)	$—	$49		$—

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$23	$23		$22	$1	(a)	$—
Other financial assets(b)	47	47		—	47		—
Financial assets carried at other than fair value
Card Member loans and receivables HFS(d)	15	15		—	—		15
Loans, net	59	60	(c)	—	—		60

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		—	67		—
Financial liabilities carried at other than fair value
Certificates of deposit(e)	14	14		—	14		—
Long-term debt	$48	$49	(c)	$—	$49		$—

(a)	Reflects time deposits.
(b)	Includes Card Member receivables (including fair values of Card Member receivables of $5.8 billion and $6.7 billion held by consolidated VIEs as of March 31, 2016 and December 31, 2015, respectively), Other receivables, restricted cash and other miscellaneous assets.
(c)	Includes the fair values of Card Member loans of $22.2 billion and $23.5 billion and long-term debt of $12.6 billion and $13.6 billion held by consolidated VIEs as of March 31, 2016 and December 31, 2015, respectively.
(d)	Does not include any fair value associated with the Card Member account relationships. Refer to Note 2 for additional information.
(e)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the three months ended March 31, 2016, the Company did not have any material assets that were measured at fair value due to impairment. During the year ended December 31, 2015, the Company recorded a $384 million impairment charge, consisting of a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets to fair value.

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

The following table provides information related to such guarantees and indemnifications as of March 31, 2016 and December 31, 2015:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2016	2015	2016	2015
Return and Merchant Protection	$43	$42	$42	$49
Other(c)	6	6	40	37

Total	$49	$48	$82	$86

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure, which is based on all eligible claims in relation to annual billed business volumes.

(b)	Included in Other liabilities on the Company’s Consolidated Balance Sheets.

(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Changes In Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2016 and 2015 were as follows:

2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)

Net unrealized gains	4	—	—	4
Decrease due to amounts reclassified into earnings	(2)	—	—	(2)
Net translation gain of investments in foreign operations	—	96	—	96
Net losses related to hedges of investments in foreign operations	—	(92)	—	(92)
Pension and other postretirement benefit gains	—	—	26	26

Net change in accumulated other comprehensive loss	2	4	26	32

Balances as of March 31, 2016	$60	$(2,040)	$(522)	$(2,502)

2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2014	$96	$(1,499)	$(516)	$(1,919)
Net translation loss of investments in foreign operations	—	(450)	—	(450)
Net gains related to hedges of investments in foreign operations	—	195	—	195
Pension and other postretirement benefit gains	—	—	23	23

Net change in accumulated other comprehensive loss	—	(255)	23	(232)

Balances as of March 31, 2015	$96	$(1,754)	$(493)	$(2,151)

The following table presents the effects of reclassifications out of Accumulated Other Comprehensive Loss and into the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

		Gains (losses) recognized in earnings
	Income Statement	Amount
Description (Millions)	Line Item	2016	2015
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$4	$—
Related income tax expense	Income tax provision	(2)	—

Total		$2	$—

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Non-Interest Revenue and Expense Detail

The following is a detail of Other fees and commissions for the three months ended March 31:

(Millions)	2016	2015
Delinquency fees	$200	$195
Foreign currency conversion fee revenue	196	211
Loyalty coalition-related fees	94	91
Travel commissions and fees	80	89
Service fees	78	87
Other(a)	32	35

Total Other fees and commissions	$680	$708

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues for the three months ended March 31:

(Millions)	2016	2015
Global Network Services partner revenues	$145	$164
Gross realized gains on sale of investment securities	4	—
Other(a)	337	304

Total Other revenues	$486	$468

(a)	Other includes revenues arising from net revenue earned on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other expenses for the three months ended March 31:

(Millions)	2016	2015
Professional services	$604	$624
Occupancy and equipment	465	434
Communications	83	88
Card and merchant-related fraud losses	58	100
Gain on sale of JetBlue HFS portfolio(a)	(127)	—
Other(b)	337	153

Total Other Expenses	$1,420	$1,399

(a)	Refer to Note 2 for additional information.
(b)	Other expense includes general operating expenses, gains and losses on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, certain loyalty coalition-related expenses, the valuation allowance adjustment associated with loans and receivables HFS during the quarter (refer to Note 2), and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in prior year).

14.	Income Taxes

The effective tax rate was 34.7 percent and 34.2 percent for the three months ended March 31, 2016 and 2015, respectively. The tax rates in both periods primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. Additionally, the effective tax rate in both periods reflected the resolution of certain prior years’ tax items.

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The IRS has completed its field examination of the Company’s federal tax returns for years through 2007; however, refund claims for certain years continue to be reviewed by the IRS. In addition, the Company is currently under examination by the IRS for the years 2008 through 2014.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $263 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $263 million of unrecognized tax benefits, approximately $21 million relates to amounts that if recognized would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

15.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2016	2015
Numerator:
Basic and diluted:
Net income	$1,426	$1,525
Preferred dividends	(21)	—

Net income available to common shareholders	$1,405	$1,525
Earnings allocated to participating share awards(a)	(11)	(11)

Net income attributable to common shareholders	$1,394	$1,514

Denominator:(a)
Basic: Weighted-average common stock	961	1,019
Add: Weighted-average stock options (b)	2	4

Diluted	963	1,023

Basic EPS	$1.45	$1.49
Diluted EPS	$1.45	$1.48

(a)	The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(b)	The dilutive effect of unexercised stock options excludes from the computation of EPS 1.5 million and 0.5 million of options for the three months ended March 31, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

For the three months ended March 31, 2016 and 2015, the Company met specified performance measures related to the $750 million of Subordinated Debentures issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Reportable Operating Segments

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and GMS. Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other for the three months ended March 31, 2016 and 2015:

(Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

2016
Non-interest revenues	$2,029	$1,140	$2,190	$1,041	$108	$6,508
Interest income	1,391	227	321	—	66	2,005
Interest expense	140	54	95	(59)	195	425
Total revenues net of interest expense	3,280	1,313	2,416	1,100	(21)	8,088
Net income (loss)	694	188	485	357	(298)	1,426

Total assets (billions)	86	34	47	24	(32)	159

Total equity (billions)	7	3	7	2	2	21

2015
Non-interest revenues	2,031	1,145	2,175	1,070	82	6,503
Interest income	1,273	245	278	—	61	1,857
Interest expense	114	63	89	(59)	203	410
Total revenues net of interest expense	3,190	1,327	2,364	1,129	(60)	7,950
Net income (loss)	659	197	517	369	(217)	1,525

Total assets (billions)	84	29	46	17	(21)	155

Total equity (billions)	$8	$3	$7	$2	$2	$22

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Introduction

When we use the terms “American Express,” “the Company,” “we,” “our” or “us,” we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

We are a global services company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (GBT JV). Our range of products and services includes:

•	Charge and credit card products

•	Network services

•	Merchant acquisition and processing, servicing and settlement, marketing and information products and services for merchants

•	Fee services, including fraud prevention services and the design and operation of customer loyalty and rewards programs

•	Expense management products and services

•	Other lending products, including merchant financing

•	Travel-related services

•	Stored-value/prepaid products

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

Our products and services generate the following types of revenue for the Company:

•	Discount revenue, our largest revenue source, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services at merchants on our network;

•	Interest on loans, which principally represents interest income earned on outstanding balances;

•	Net card fees, which represent revenue earned from annual card membership fees;

•	Other fees and commissions, which are earned on card-related fees (such as late fees and assessments), foreign exchange conversions, loyalty coalition-related fees, travel commissions and fees and other service fees; and

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

Effective for the first quarter of 2016, we realigned our segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments, which are: U.S. Consumer Services (USCS), International Consumer and Network Services (ICNS), Global Commercial Services (GCS) and Global Merchant Services (GMS), with corporate functions and certain other businesses and operations included in Corporate & Other. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.

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

Business Environment

During the quarter, we continued to focus on our key initiatives to accelerate growth and optimize investments. Our results for the first quarter of 2016 reflected higher revenues and elevated investment levels as compared to the prior year, as well as healthy underlying loan growth, excellent credit performance and a strong balance sheet that enabled us to return a substantial amount of capital to shareholders. Results also included a $127 million pretax gain ($79 million after-tax) from our sale of the JetBlue Airways Corporation (JetBlue) cobrand portfolio and an $84 million pretax restructuring charge ($55 million after-tax), which reflected the initial phase of actions to take $1 billion out of our cost base by the end of 2017. We expect to incur an additional charge or charges in future quarters that, in the aggregate, will likely be significant as we continue our cost reduction efforts.

Billings growth for the first quarter, as compared to the prior year, increased sequentially reflecting a benefit from the leap year as well as slightly higher international volume growth, partially offset by a year-over-year decline in U.S. billings related to Costco Wholesale Corporation (Costco) as we move closer to the end of the Costco relationship in the United States in June. Within GCS, we continue to see differing performance trends with better growth among small and middle market businesses as compared to more cautious spending among global and large corporate customers. Internationally, billings growth after adjusting for foreign currency exchange rates remained strong as compared to the prior year, driven by China, Korea, Japan and the UK, although there is relatively little economic contribution from spending occurring within China and Korea.

Revenues net of interest expense grew as compared to the prior year driven by net interest income, Card Member spending, (which increased despite a slowdown in Costco-related spending), and net card fees. This growth was partially offset by the higher costs associated with cash back rewards and a greater decline in the reported average discount rate, which was due to the continued expansion of OptBlue, merchant negotiations, changes in industry mix and the impact from regulatory changes enacted in the EU late last year. Revenue growth also continues to be impacted by a stronger U.S. dollar, although this impact was smaller than in recent quarters.

Growth in net interest income remained strong during the quarter, driven primarily by loan growth. Card Member loans held for investment were down in the first quarter of 2016 compared to the prior year on a reported basis due to the transfer of the Costco U.S. cobrand loan portfolio to Card Member loans and receivables held for sale effective December 1, 2015, and the sale of the JetBlue cobrand portfolio this quarter. Excluding the Costco and JetBlue cobrand portfolios from the prior year, worldwide loans increased driven by growth in both Card Member loans and loans related to our merchant financing products. We continue to believe there are opportunities to increase our share of lending from both existing customers and high quality prospects without significantly changing the overall risk profile of the Company.

Excluding from the prior year credit costs related to the Costco and JetBlue cobrand portfolios, which are reported in Other expenses for the first quarter of 2016, our credit provision increased year-over-year as a result of an increase in overall loan balances, including our merchant financing loans, although Card Member lending write-off rates were slightly lower versus the prior year. We expect continued growth in loans held for investment will contribute to an increase in provisions for losses; we also expect to see some upward pressure on our write-off rates, due primarily to the seasoning of loans related to new Card Members.

Our strong capital position allowed us to return substantially all of the capital we generated in the first quarter to our shareholders in the form of dividends and share repurchases, while maintaining strong capital ratios. We continue to believe our ability to return a high level of capital to our shareholders while maintaining our capital ratios illustrates the strength of our balance sheet and business model.

As mentioned above, we expect our relationship with Costco in the United States to end in June. The ultimate gain on the sale of the Costco cobrand portfolio will be determined based on the assets actually sold, but we continue to estimate a gain of approximately $1 billion, although given that Card Member borrowing and paydown trends are difficult to predict in this type of transition, the final gain could differ from our estimate. We expect the portfolio sale gain will be partially used to fund spending on growth initiatives throughout 2016. We expect total spending on growth initiatives during 2016 to be consistent with 2015 levels.

Relative to the first quarter of 2016, we expect earnings per share to be higher during the second quarter as a result of the Costco portfolio sale gain, with lower earnings during the second half of 2016 following the end of the Costco relationship. As of March 31, 2016, Costco cobrand accounts were responsible for approximately 10 percent of our total cards-in-force. Costco cobrand accounts generated approximately 7 percent of our worldwide billed business during the first quarter of 2016. Approximately 70 percent of the spending on these accounts occurred outside Costco warehouses. In addition, 1 percent of our worldwide billed business during the first quarter of 2016 came from spending on other (non-Costco cobrand) American Express cards at Costco in the United States.

See “Certain legislative, regulatory and other developments” in “Other Matters” for information on the potential impacts of an adverse decision in the Department of Justice (DOJ) case and related merchant litigations on our business, as well as other legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our cobrand partnerships with Costco in the United States and JetBlue (the HFS portfolios) to Card Member loans and receivables HFS (included in the USCS and GCS segments) on the Consolidated Balance Sheets (the sale of JetBlue was completed on March 18, 2016). The primary impacts beyond the HFS classification on the Consolidated Balance Sheets are to provisions for losses and credit metrics, which no longer reflect amounts related to these loans and receivables, as credit costs are reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) continue to reflect amounts related to the HFS portfolios. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

The relative strengthening of the U.S. dollar over the periods of comparison has had an impact on our results of operations. Where meaningful in describing our performance, foreign currency-adjusted amounts, which exclude the impact of changes in the foreign exchange (FX) rates, have been provided.

Table 1: Summary of Financial Performance

	Three Months Ended
	March 31,		Change
(Millions, except percentages and per share amounts)	2016	2015	2016 vs. 2015
Total revenues net of interest expense	$8,088	$7,950	$138	2%
Provisions for losses	434	420	14	3
Expenses	5,470	5,214	256	5
Net income	1,426	1,525	(99)	(6)
Earnings per common share — diluted(a)	$1.45	$1.48	$(0.03)	(2)%
Return on average equity(b)	23.6%	29.0%
Return on average tangible common equity (c)	30.6%	36.2%

(a)	Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $11 million for both the three months ended March 31, 2016 and 2015, and (ii) dividends on preferred shares of $21 million and nil for the three months ended March 31, 2016 and 2015, respectively.

(b)	Return on average equity (ROE) is computed by dividing (i) one-year period net income ($5.1 billion and $6.0 billion for March 31, 2016 and 2015, respectively) by (ii) one-year average total shareholders’ equity ($21.5 billion and $20.6 billion for March 31, 2016 and 2015, respectively).

(c)	Return on average tangible common equity (ROTCE), a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from average total shareholders’ equity, average goodwill and other intangibles of $3.7 billion and $3.8 billion as of March 31, 2016 and 2015, respectively, and average preferred shares of $1.6 billion and $350 million as of March 31, 2016 and 2015, respectively. We believe ROTCE is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Discount revenue	$4,643	$4,660	$(17)	—%
Net card fees	699	667	32	5
Other fees and commissions	680	708	(28)	(4)
Other	486	468	18	4

Total non-interest revenues	6,508	6,503	5	—

Total interest income	2,005	1,857	148	8
Total interest expense	425	410	15	4

Net interest income	1,580	1,447	133	9

Total revenues net of interest expense	$8,088	$7,950	$138	2%

Total Revenues Net of Interest Expense

Discount revenue remained relatively flat for the three months ended March 31, 2016, compared to the same period in the prior year, and increased 1 percent on an FX-adjusted basis, driven by 3 percent growth in billed business (6 percent on an FX-adjusted basis), partially offset by a decrease in the average discount rate, and increases in contra discount revenues, such as higher cash rebate rewards including new Card Member acquisition offers.1 U.S. billed business increased 4 percent, and non-U.S. billed business increased 2 percent (9 percent on an FX-adjusted basis), compared to the same period in the prior year.1

The average discount rate was 2.44 percent and 2.49 percent for the three months ended March 31, 2016 and 2015, respectively. The decrease was driven in part by growth of the OptBlue program, merchant negotiations, changes in industry mix, and impacts from European regulatory changes. We expect the average discount rate will likely decline by a greater amount during 2016 than 2015 due to the continued expansion of OptBlue, a greater impact from international regulatory changes and continued competitive pressures. More broadly, overall changes in the mix of spending by location and industry, merchant incentives and concessions, volume related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of our discount rate over time. See Tables 5 and 6 for more details on billed business performance and the average discount rate.

Net card fees increased $32 million or 5 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher proprietary cards-in-force.

Other fees and commissions decreased $28 million or 4 percent for the three months ended March 31, 2016, compared to the same period in the prior year, and remained relatively flat on an FX-adjusted basis.1

Other revenues increased $18 million or 4 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher revenues from our Prepaid Services business.

Interest income increased $148 million or 8 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily reflecting an increase in average Card Member loans (including Card Member loans HFS) and a higher yield.

1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding period against which such results are being compared). Certain amounts included in the calculations of foreign currency-adjusted revenues and expenses, which constitute non-GAAP measures, are subject to management allocations. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Interest expense increased $15 million or 4 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher average customer deposit balances, partially offset by lower average long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Charge card	$169	$174	$(5)	(3)%
Card Member loans	227	235	(8)	(3)
Other	38	11	27	#

Total provisions for losses(a)	$434	$420	$14	3%

# Denotes a variance greater than 100 percent.

(a)	For the three months ended March 31, 2016, provisions for losses does not reflect the HFS portfolios.

Provisions for Losses

Charge card provision for losses decreased $5 million or 3 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by lower write-offs, partially offset by a lower reserve release in the current year.

Card Member loans provision for losses decreased $8 million or 3 percent for the three months ended March 31, 2016, compared to the same period in the prior year, as the current year period does not reflect HFS portfolios as related credit costs are reported in Other expenses through a valuation allowance adjustment, the decrease from which was substantially offset by growth in Card Member loans.

Other provision for losses increased $27 million for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by growth and higher delinquency rates in merchant financing loans.

Table 4: Expenses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Marketing and promotion	$727	$609	$118	19%
Card Member rewards	1,703	1,640	63	4
Card Member services and other	282	261	21	8

Total marketing, promotion, rewards, Card Member services and other	2,712	2,510	202	8

Salaries and employee benefits	1,338	1,305	33	3
Other, net(a)	1,420	1,399	21	2

Total expenses	$5,470	$5,214	$256	5%

(a)	Effective December 1, 2015, Other, net includes the valuation allowance adjustment associated with the HFS portfolios.

Expenses

Marketing and promotion expenses increased $118 million or 19 percent for the three months ended March 31, 2016, compared to the same period in the prior year, driven by elevated levels of spending on growth initiatives, predominantly within the USCS and ICNS segments.

Card Member rewards expenses increased $63 million or 4 percent for the three months ended March 31, 2016, compared to the same period in the prior year. The current period increase was primarily driven by higher Membership Rewards expense of $49 million and higher cobrand rewards expense of $14 million. The increase in Membership Rewards expense was primarily driven by an increase in new points earned as a result of higher spending volumes. The increase in cobrand rewards expense was primarily driven by higher spending volumes, partially offset by a continued decline in spending on the Costco cobrand card portfolio.

The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 95 percent (rounded down) at March 31, 2016, compared to 95 percent (rounded up) at March 31, 2015.

Card Member services and other expenses increased $21 million or 8 percent for the three months ended March 31, 2016, compared to the same period in the prior year, driven by growth in proprietary cards-in-force as well as increased usage of new benefits.

Salaries and employee benefits expenses increased $33 million or 3 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by restructuring in the current year.

Other expenses increased $21 million or 2 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by the benefit in the prior year from both the reassessment of the functional currency of certain UK legal entities and other FX-related activity. The increase was also driven by the impact of the transfer of the HFS portfolios to Card Member loans and receivables HFS, as related credit costs are reported in Other expenses through a valuation allowance adjustment, both of which were partially offset by the gain on the sale of the JetBlue Card Member loans HFS portfolio, as well as lower fraud expense in the current year.

Income Taxes

The effective tax rate was 34.7 percent and 34.2 percent for the three months ended March 31, 2016, and 2015, respectively. The tax rates in both periods primarily reflect the level of pretax income in relation to permanent tax benefits and geographic mix of business. Additionally, the effective tax rates in both periods reflect the resolution of certain prior years’ tax items.

Table 5: Selected Card Related Statistical Information

	As of or for the		Change
	Three Months Ended		2016
	March 31,		vs.
	2016	2015	2015
Card billed business: (billions)
United States	$176.3	$169.4	4%
Outside the United States	77.5	76.2	2

Worldwide	$253.8	$245.6	3

Total cards-in-force: (millions)
United States	57.9	54.8	6
Outside the United States	60.7	57.4	6

Worldwide	118.6	112.2	6

Basic cards-in-force: (millions)
United States	45.1	42.4	6
Outside the United States	50.0	47.3	6

Worldwide	95.1	89.7	6

Average basic Card Member spending: (dollars)(a)
United States	$4,249	$4,320	(2)
Outside the United States	3,082	3,135	(2)
Worldwide Average	3,952	4,008	(1)
Card Member loans: (billions)(b)
United States	50.7	59.9	(15)
Outside the United States	6.7	6.9	(3)

Worldwide	$57.4	$66.8	(14)

Average discount rate	2.44%	2.49%
Average fee per card (dollars)(a)	$40	$39	3
Average fee per card adjusted (dollars)(a)	$43	$44	(2)%

(a)	Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs divided by average worldwide proprietary cards-in-force. The average fee per card adjusted, which is a non-GAAP measure, is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The amount of amortization excluded was $68 million and $84 million for the three months ended March 31, 2016 and 2015, respectively. We present the average fee per card adjusted because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.
(b)	Effective December 1, 2015, does not reflect the HFS portfolios.

Table 6: Billed Business Growth

	Three Months Ended
	March 31, 2016
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates (a)
Worldwide(b)
Total billed business	3%	6%
Proprietary billed business	3	4
GNS billed business(c)	5	13
Airline-related volume (9% of worldwide billed business)	(4)	(2)
United States(b)
Billed business	4
Proprietary consumer card billed business(d)	4
Proprietary small business and corporate services billed business(e)	5
T&E-related volume (27% of U.S. billed business)	1
Non-T&E-related volume (73% of U.S. billed business)	5
Airline-related volume (8% of U.S. billed business)	(5)
Outside the United States(b)
Billed business	2	9
Japan, Asia Pacific & Australia billed business	8	13
Latin America & Canada billed business	(14)	5
Europe, the Middle East & Africa billed business	3	8
Proprietary consumer card billed business(c)	1	8
Proprietary small business and corporate services billed business(e)	(3)%	4%

(a)	The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding period against which such results are being compared).
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 7: Selected Credit Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015
Worldwide Card Member receivables: (a)
Total receivables (billions)	$44.5	$43.7	2%
Loss reserves:
Beginning balance	$462	$465	(1)
Provisions (b)	169	174	(3)
Net write-offs (c)	(186)	(199)	(7)
Other	1	(11)	#

Ending balance	$446	$429	4

% of receivables	1.0%	1.0%
Net write-off rate — principal only (d)	1.9%	2.1%
Net write-off rate — principal and fees (d)	2.1%	2.3%
30+ days past due as a % of total (d)	1.5%	1.6%
Net loss ratio as a % of charge volume — GCP	0.08%	0.10%
90+ days past billing as a % of total — GCP	0.7%	0.7%

Worldwide Card Member loans: (a)
Total loans (billions)	$57.4	$66.8	(14)
Loss reserves:
Beginning balance	$1,028	$1,201	(14)
Provisions (b)	227	235	(3)
Net write-offs — principal only (c)	(214)	(259)	(17)
Net write-offs — interest and fees (c)	(40)	(43)	(7)
Other	11	(4)	#

Ending balance	$1,012	$1,130	(10)

Ending reserves — principal	$959	$1,074	(11)
Ending reserves — interest and fees	$53	$56	(5)
% of loans	1.8%	1.7%
% of past due	161%	163%
Average loans (billions)(a)	$57.4	$67.6	(15)%
Net write-off rate — principal only (d)	1.5%	1.5%
Net write-off rate — principal, interest and fees (d)	1.8%	1.8%
30+ days past due as a % of total (d)	1.1%	1.0%

#	Denotes a variance greater than 100 percent.

(a)	Refer to Table 5 footnote (b).

(b)	Provisions on principal and fee reserve components on Card Member receivables and provisions for principal, interest and/or fees on Card Member loans. Refer to Table 3 footnote (a).

(c)	Write-offs, less recoveries.

(d)	We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total relate to USCS, ICNS and Global Small Business Services (GSBS) Card Member receivables.

Table 8: Net Interest Yield on Card Member Loans

	Three Months Ended
	March 31,
(Millions, except percentages and where indicated)	2016	2015
Net interest income	$1,580	$1,447
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	238	246
Interest income not attributable to the Company’s Card Member loan portfolio	(103)	(87)

Adjusted net interest income (a)	$1,715	$1,606
Average loans including HFS loan portfolios (billions)	$70.8	$67.6

Net interest income divided by average loans	8.9%	8.6%
Net interest yield on Card Member loans (a)	9.7%	9.6%

(a)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

U.S. Consumer Services

Table 9: USCS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$2,029	$2,031	$(2)	—%

Interest income	1,391	1,273	118	9
Interest expense	140	114	26	23

Net interest income	1,251	1,159	92	8

Total revenues net of interest expense	3,280	3,190	90	3
Provisions for losses	190	193	(3)	(2)

Total revenues net of interest expense after provisions for losses	3,090	2,997	93	3

Expenses
Marketing, promotion, rewards, Card Member services and other	1,348	1,210	138	11
Salaries and employee benefits and other operating expenses	655	746	(91)	(12)

Total expenses	2,003	1,956	47	2

Pretax segment income	1,087	1,041	46	4
Income tax provision	393	382	11	3

Segment income	$694	$659	$35	5%

Effective tax rate	36.2%	36.7%

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.

Non-interest revenues decreased marginally for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by lower discount revenue as a result of higher cash rebate rewards including new Card Member acquisition offers, which was partially offset by growth in billed business. The decrease in discount revenue was largely offset by both an increase in net card fees, resulting from higher proprietary cards-in-force, and higher delinquency fees. Billed business increased 4 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by a 6 percent increase in proprietary cards-in-force, partially offset by a 3 percent decrease in average spending per proprietary basic card.

Net interest income increased $92 million or 8 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher average Card Member loans (including Card Member loans HFS), partially offset by higher interest expense.

Overall, provisions for losses decreased $3 million or 2 percent for the three months ended March 31, 2016, compared to the same period in the prior year, as the current year period does not reflect provisions for the HFS portfolios as related credit costs are reported in Other expenses through a valuation allowance adjustment, the decrease from which was partially offset by growth in Card Member loans held for investment.

Marketing, promotion, rewards, Card Member services and other expenses increased $138 million or 11 percent for the three months ended March 31, 2016, compared to the same period in the prior year. This increase was primarily driven by an $81 million increase in marketing and promotion expense, driven by elevated levels of spending on growth initiatives, and a $36 million increase in Card Member rewards expense. The increase in Card Member rewards expense was due to higher Membership Rewards expense of $30 million primarily driven by an increase in new points earned due to higher spending volumes and an increase in the URR, partially offset by a decline in the weighted average cost (WAC) per point assumption. The increase in cobrand rewards expense of $6 million was primarily driven by higher spending volumes, partially offset by a continued decline in spending on the Costco cobrand card portfolio.

Salaries and employee benefits and other operating expenses decreased $91 million or 12 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by the gain on the sale of the JetBlue Card Member loans HFS portfolio.

Table 10: USCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015
Card billed business (billions)	$89.0	$85.7	4%
Total cards-in-force	40.9	38.6	6
Basic cards-in-force	28.8	26.9	7
Average basic Card Member spending (dollars)	$3,092	$3,184	(3)
Total segment assets (billions)(a)	$86.3	$84.0	3
Segment capital (billions)	$7.4	$7.8	(5)
Return on average segment capital (b)	31.8%	30.5%
Return on average tangible segment capital (b)	33.3%	31.6%

Card Member receivables: (c)
Total receivables (billions)	$10.3	$10.5	(2)
Net write-off rate – principal only (d)	1.8%	2.1%
Net write-off rate – principal and fees (d)	2.0%	2.3%
30+ days past due as a % of total	1.4%	1.5%

Card Member loans: (c)
Total loans (billions)	$42.4	$50.3	(16)
Average loans (billions)	$42.5	$50.9	(16)%
Net write-off rate – principal only (d)	1.5%	1.5%
Net write-off rate – principal, interest and fees (d)	1.7%	1.7%
30+ days past due loans as a % of total	1.0%	0.9%

Calculation of Net Interest Yield on Card Member loans:
Net interest income	$1,251	$1,159
Exclude:
Interest expense not attributable to the Company’s Card
Member loan portfolio	19	17
Interest income not attributable to the Company’s Card
Member loan portfolio	(5)	(4)

Adjusted net interest income (e)	$1,265	$1,172

Average loans including HFS loan portfolios (billions)	$53.8	$50.9

Net interest income divided by average loans	9.3%	9.1%
Net interest yield on Card Member loans(e)	9.5%	9.4%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments, as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.4 billion and $2.3 billion for the twelve months ended March 31, 2016 and 2015, respectively) by (ii) one-year average segment capital ($7.5 billion and $7.4 billion for the twelve months ended March 31, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $330 million and $261 million as of March 31, 2016 and 2015, respectively. We believe the return on average tangible segment capital is a useful measure of the profitability of our business.
(c)	Refer to Table 5 footnote (b).
(d)	Refer to Table 7 footnote (d).
(e)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

International Consumer and Network Services

Table 11: ICNS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$1,140	$1,145	$(5)	–%

Interest income	227	245	(18)	(7)
Interest expense	54	63	(9)	(14)

Net interest income	173	182	(9)	(5)

Total revenues net of interest expense	1,313	1,327	(14)	(1)
Provisions for losses	71	70	1	1

Total revenues net of interest expense after provisions for losses	1,242	1,257	(15)	(1)

Expenses
Marketing, promotion, rewards, Card Member services and other	481	447	34	8
Salaries and employee benefits and other operating expenses	506	530	(24)	(5)

Total expenses	987	977	10	1

Pretax segment income	255	280	(25)	(9)
Income tax provision	67	83	(16)	(19)

Segment income	$188	$197	$(9)	(5)%

Effective tax rate	26.3%	29.6%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.

Non-interest revenues remained relatively flat for the three months ended March 31, 2016, compared to the same period in the prior year, and increased 8 percent on an FX-adjusted basis, primarily driven by higher discount revenue, due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, as well as higher net card fees.2 Total billed business increased 3 percent (11 percent on an FX adjusted basis) for the three months ended March 31, 2016, compared to the same period in the prior year, primarily due to increased proprietary and GNS cards in force, with a relatively consistent level of average spend per card.2 Refer to Tables 6 and 7 for additional information on billed business by region.

Interest income decreased $18 million or 7 percent for the three months ended March 31, 2016, compared to the same period in the prior year, and increased 5 percent on an FX-adjusted basis, primarily driven by higher average FX-adjusted loan balances. 2

Interest expense decreased $9 million or 14 percent for the three months ended March 31, 2016, compared to the same period in the prior year, and was relatively flat on an FX-adjusted basis. 2

Provisions for losses remained relatively flat for the three months ended March 31, 2016, compared to the same period in the prior year, and increased 13 percent on an FX-adjusted basis, driven by higher charge card net write-offs.2

Marketing, promotion, rewards, Card Member services and other expenses increased $34 million or 8 percent (15 percent on an FX-adjusted basis) for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by elevated levels of spending on growth initiatives and higher rewards expense, mostly due to higher spending volumes. 2

[2]	Refer to footnote 1 on page 32 for details regarding foreign currency adjusted information.

Salaries and employee benefits and other operating expenses decreased $24 million or 5 percent for the three months ended March 31, 2016, compared to the same period in the prior year, and was relatively flat on an FX-adjusted basis.3

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under the Company’s internal tax allocation process. The effective tax rate for 2015 also reflects the allocated share of tax benefits related to the resolution of certain prior years’ items. In addition, the effective tax rate in each of the periods reflects the impact of recurring permanent tax benefits on varying levels of pretax income.

3 Refer to footnote 1 on page 32 for details regarding foreign currency adjusted information.

Table 12: ICNS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2016
	March 31,		vs.
(Millions, except percentages and where indicated)	2016	2015	2015
Card billed business (billions)
Proprietary	$24.7	$24.5	1%
GNS	40.5	38.6	5

Total	$65.2	$63.1	3

Total cards-in-force
Proprietary	14.8	14.3	3
GNS	47.7	44.5	7

Total	62.5	58.8	6

Proprietary basic cards-in-force	10.1	9.9	2
Average proprietary basic Card Member spending (dollars)	$2,455	$2,454	—
Total segment assets (billions)(a)	$34.3	$28.6	20
Segment capital (billions)	$2.5	$3.0	(17)
Return on average segment capital (b)	23.6%	24.3%
Return on average tangible segment capital (b)	31.7%	34.2%

Card Member receivables:
Total receivables (billions)	$5.6	$5.1	10
Net write-off rate – principal only (c)	2.2%	1.9%
Net write-off rate – principal and fees(c)	2.4%	2.1%
30+ days past due loans as a % of total	1.5%	1.6%

Card Member loans:
Total loans (billions)	$6.6	$6.8	(3)
Average loans (billions)	$6.8	$7.2	(6)%
Net write-off rate – principal only (c)	1.9%	2.0%
Net write-off rate – principal, interest and fees (c)	2.4%	2.5%
30+ days past due loans as a % of total	1.8%	1.8%

Calculation of Net Interest Yield on Card Member loans:
Net interest income	$173	$182
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	11	15
Interest income not attributable to the Company’s Card Member loan portfolio	(3)	(4)

Adjusted net interest income (d)	$181	$193

Average loans (billions)	$6.7	$7.2

Net interest income divided by average loans	10.3%	10.2%
Net interest yield on Card Member loans (d)	10.8%	10.9%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.

(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($676 million and $651 million for the twelve months ended March 31, 2016 and 2015, respectively) by (ii) one-year average segment capital ($2.9 billion and $2.7 billion for the twelve months ended March 31, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $0.7 billion and $0.8 billion as of March 31, 2016 and 2015, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(c)	Refer to Table 7 footnote (d).

(d)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 13: GCS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$2,190	$2,175	$15	1%

Interest income	321	278	43	15
Interest expense	95	89	6	7

Net interest income	226	189	37	20

Total revenues net of interest expense	2,416	2,364	52	2
Provisions for losses	160	151	9	6

Total revenues net of interest expense after provisions for losses	2,256	2,213	43	2

Expenses
Marketing, promotion, rewards, Card Member services and other	766	723	43	6
Salaries and employee benefits and other operating expenses	729	673	56	8

Total expenses	1,495	1,396	99	7

Pretax segment income	761	817	(56)	(7)
Income tax provision	276	300	(24)	(8)

Segment income	$485	$517	$(32)	(6)%

Effective tax rate	36.3%	36.7%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides financing products for qualified merchants.

Non-interest revenues increased $15 million or 1 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher discount revenue due to an increase in billed business. Billed business increased 3 percent for the three months ended March 31, 2016, compared to the same period in the prior year. Billed business increased 5 percent within the United States and decreased 3 percent outside the United States (increased 4 percent on an FX-adjusted basis) for the three months ended March 31, 2016, compared to the same period in the prior year, primarily due to increased cards-in-force and higher Card Member spending.4

Net interest income increased $37 million or 20 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher average loan balances, partially offset by higher interest expense.

Provisions for losses increased $9 million or 6 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by growth and higher delinquency rates in merchant financing loans, partially offset by lower write-offs in the Card Member receivables portfolio.

Marketing, promotion, rewards, Card Member services and other expenses increased $43 million or 6 percent for the three months ended March 31, 2016, compared to the same period in the prior year primarily driven by higher Card Member rewards expense, due to higher spending volumes, and increased marketing and promotion expense.

4 Refer to footnote 1 on page 32 for details regarding foreign currency adjusted information.

Salaries and employee benefits and other operating expenses increased $56 million or 8 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily due to higher other operating expenses, such as technology development and professional fees, as well as payroll costs.

Table 14: GCS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2016
	March 31,		vs.
(Millions, except percentages and where indicated)	2016	2015	2015
Card billed business (billions)	$98.5	$95.5	3%
Total cards-in-force	15.2	14.8	3
Basic cards-in-force	15.2	14.8	3
Average basic Card Member spending (dollars)	$6,509	$6,461	1
Total segment assets (billions)(a)	$46.7	$45.5	3
Segment capital (billions)	$7.2	$7.3	(1)
Return on average segment capital(b)	28.0%	34.4%
Return on average tangible segment capital(b)	38.8%	48.4%
Card Member receivables (billions)(c)	$28.6	$28.1	2
Card Member loans (billions)(c)	$8.3	$9.7	(14)

Card Member receivables:
Total receivables - GCP (billions)	$15.4	$15.7	(2)
90+ days past billing as a % of total - GCP(d)	0.7%	0.7%
Net loss ratio (as a % of charge volume) - GCP	0.08%	0.10%
Total receivables - GSBS (billions)(c)	$13.2	$12.4	7
Net write-off rate (principal only) - GSBS(e)	1.8%	2.2%
Net write-off rate (principal and fees) - GSBS(e)	2.1%	2.4%
30+ days past due as a % of total - GSBS	1.6%	1.8%

Card Member loans:(c)
Total loans - GSBS (billions)	$8.3	$9.7	(14)
Average loans - GSBS (billions)	$8.1	$9.5	(15)%
Net write-off rate (principal only) - GSBS(e)	1.4%	1.3%
Net write-off rate (principal, interest and fees) - GSBS(e)	1.6%	1.6%
30+ days past due as a % of total - GSBS	1.0%	1.0%

Calculation of Net Interest Yield on Card Member loans:
Net interest income	$226	$189
Exclude:
Interest expense not attributable to the Company’s Card
Member loan portfolio	72	71
Interest income not attributable to the Company’s Card
Member loan portfolio	(28)	(19)

Adjusted net interest income	$270	$241

Average loans including HFS loan portfolios (billions)	$10.3	$9.6

Net interest income divided by average loans	8.8%	7.9%
Net interest yield on Card Member loans(f)	10.5%	10.2%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.

(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.0 billion and $2.4 billion for the twelve months ended March 31, 2016 and 2015, respectively) by (ii) one-year average segment capital ($7.1 billion and $6.8 billion for the twelve months ended March 31, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $2.0 billion as of both March 31, 2016 and 2015. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

(c)	Refer to Table 5 footnote (b).

(d)	For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(e)	Refer to Table 7 footnote (d).

(f)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Merchant Services

Table 15: GMS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$1,041	$1,070	$(29)	(3)%
Interest expense	(59)	(59)	—	—

Total revenues net of interest expense	1,100	1,129	(29)	(3)
Provisions for losses	8	6	2	33

Total revenues net of interest expense after provisions for losses	1,092	1,123	(31)	(3)

Expenses
Marketing, promotion, rewards, Card Member services and other	58	56	2	4
Salaries and employee benefits and other operating expenses	463	481	(18)	(4)

Total expenses	521	537	(16)	(3)

Pretax segment income	571	586	(15)	(3)
Income tax provision	214	217	(3)	(1)

Segment income	$357	$369	$(12)	(3)%

Effective tax rate	37.5%	37.0%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data, leveraging the Company’s global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues decreased $29 million or 3 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by higher contra revenues, as well as a decrease in the discount rate, partially offset by a 3 percent increase in global billed business (6 percent on an FX-adjusted basis).5

Net interest expense was flat for the three months ended March 31, 2016, compared to the same period in the prior year, and increased 18 percent on an FX-adjusted basis, reflecting a higher interest expense credit relating to internal transfer pricing and funding rates, which resulted in a net benefit for GMS due to its merchant payables.5

Salaries and employee benefits and other operating expenses decreased $18 million or 4 percent for the three months ended March 31, 2016, compared to the same period in the prior year, primarily driven by lower professional fees.

5 Refer to footnote 1 on page 32 for details regarding foreign currency adjusted information.

Table 16: GMS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2016
	March 31,		vs.
(Millions, except percentages and where indicated)	2016	2015	2015
Loyalty Coalition revenue	$94	$91	3%
Average discount rate	2.44%	2.49%
Total segment assets(a)(billions)	$23.7	$17.2	38%
Segment capital(billions)	$2.4	$2.2	9%
Return on average segment capital(b)	62.7%	68.9%
Return on average tangible segment capital(b)	79.3%	92.0%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for both the twelve months ended March 31, 2016 and 2015, respectively) by (ii) one-year average segment capital ($2.4 billion and $2.1 billion for the twelve months ended March 31, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $496 million and $534 million as of March 31, 2016 and 2015, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.

Corporate & Other net expense increased to $298 million for the three months ended March 31, 2016, compared to $217 million for the three months ended March 31, 2015, primarily driven by the benefit in the prior year from both the reassessment of the functional currency of certain UK legal entities and other FX-related activity, as well as restructuring in the current year, partially offset by higher revenues from our Prepaid Services business.

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

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (AECB) and American Express Bank, FSB (FSB), as well as additional ratios widely utilized in the marketplace, as of March 31, 2016.

Table 17: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	March 31,
	2016(a)	2016
Risk-Based Capital
Common Equity Tier 1	5.1%
American Express		12.6%
AECB		17.9
FSB		14.9
Tier 1	6.6
American Express		13.8
AECB		17.9
FSB		14.9
Total	8.6
American Express		15.3
AECB		19.2
FSB		16.4
Tier 1 Leverage	4.0
American Express		11.5
AECB		17.4
FSB		13.2
Supplementary Leverage Ratio(b)	3.0%
American Express		9.6
AECB		13.8
FSB		10.0
Common Equity to Risk-Weighted Assets
American Express		14.6
Tangible Common Equity to Risk-Weighted Assets(c)
American Express		11.8%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2016 for Advanced Approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.
(c)	Tangible Common Equity to Risk-Weighted Assets, a non-GAAP measure, is calculated by dividing shareholders’ equity of $20.7 billion as of March 31, 2016, less preferred shares of $1.6 billion and goodwill and other intangibles of $3.7 billion, by risk-weighted assets of $130.9 billion. We believe presenting the ratio of Tangible Common Equity to Risk-Weighted Assets is a useful measure of evaluating the strength of our capital position. Tangible Common Equity to Risk-Weighted Assets ratio is widely used in the marketplace, although it may be calculated differently by different companies.

Table 18: Regulatory Risk-Based Capital Components and Risk Weighted Assets

($ in Billions)	March 31, 2016
Risk-Based Capital
Common Equity Tier 1	$16.5
Tier 1 Capital	18.0
Tier 2 Capital(a)	2.1
Total Capital	20.1

Risk Weighted Assets	130.9
Average Total Assets to calculate the Tier 1 Leverage Ratio	157.1
Total Leverage Exposure to calculate SLR	$188.3

(a)	Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes issued in the fourth quarter of 2014 adjusted for capital held by insurance subsidiaries.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements and finance such capital in a cost efficient manner; failure to maintain minimum capital levels could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express, AECB and FSB to take actions that could limit our business operations.

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

Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital, divided by risk-weighted assets. Common Equity Tier 1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit losses, all net of tax and subject to transition provisions.

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of Common Equity Tier 1 capital, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries adjusted for capital to be held by insurance subsidiaries and deferred tax assets from net operating losses not deducted from Common Equity Tier 1 capital.

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes issued in the fourth quarter of 2014 adjusted for capital held by insurance subsidiaries.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of March 31, 2016 were $157.1 billion.

Supplementary Leverage Ratio – The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure under Basel III. Leverage exposure, which reflects average total consolidated assets with adjustments for Tier 1 capital deductions, average off-balance sheet derivatives exposures, securities purchased under agreements to resell and credit equivalents of undrawn commitments that are both conditionally and unconditionally cancellable. Total leverage exposure for supplementary leverage ratio purposes as of March 31, 2016 was $188.3 billion.

The following is a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $20.7 billion as of March 31, 2016, less preferred shares of $1.6 billion. Tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $3.7 billion as of March 31, 2016. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased-in as of March 31, 2016. These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 19: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

March 31,
($ in Billions)	2016
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	12.0%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	13.2

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.1
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.3%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$132.2
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	156.8
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$187.9

(a)	The Fully Phased-in Basel III Common Equity Tier 1 and Tier 1 risk-based capital ratios, non-GAAP measures, are calculated as Common Equity Tier 1 or Tier 1 capital under Fully Phased-in Basel III rules, as applicable, divided by risk-weighted assets under Fully Phased-in Basel III rules. Refer to Table 20 for a reconciliation of Common Equity Tier 1 and Tier 1 capital under Fully Phased-in Basel III rules to Common Equity Tier 1 and Tier 1 capital under Transitional Basel III rules.
(b)	The Fully Phased-in Basel III Tier 1 and supplementary leverage ratios, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III, respectively.
(c)	Estimated Fully Phased-in Basel III risk-weighted assets, a non-GAAP measure, reflect our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.
(d)	Estimated Fully Phased-in Basel III Leverage Exposure, a non-GAAP measure, reflects average total consolidated assets with adjustments for Tier 1 capital deductions on a fully phased-in basis, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities.

The Basel capital standards establish minimum requirements for the Tier 1 risk-based capital ratios that are 1.5 percent higher than the minimum requirements for Common Equity Tier 1 risk-based capital ratios. This difference between Tier 1 capital, which includes common equity and qualifying preferred securities and Common Equity Tier 1 is also present in the minimum capital requirements within Comprehensive Capital Analysis and Review (CCAR). We issued $1.6 billion of preferred shares to help finance a portion of the Tier 1 capital requirements in excess of common equity requirements.

Our $750 million of subordinated debentures, which prior to 2014, were fully included in Tier 2 capital (but not in Tier 1 capital), do not meet the requirements of Tier 2 capital under Basel III. The phase-out of the subordinated debentures from Tier 2 capital began in the first quarter of 2014 and was fully phased out on January 1, 2016. At our option, the subordinated debentures are redeemable for cash on or after September 1, 2016 at 100 percent of the principal amount plus any accrued but unpaid interest. We currently intend to exercise this redemption option, subject to business and market conditions. As previously mentioned, we issued $600 million of subordinated notes, which qualify as Tier 2 capital under Basel rules.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of March 31, 2016.

Table 20: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET1	Tier 1

Risk-Based Capital under Transitional Basel III	$16.5	$18.0
Adjustments related to:
Accumulated Other Comprehensive Income	(0.2)	(0.2)
Transition provisions for intangible assets	(0.3)	(0.3)
Other	(0.1)	—

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$15.9	$17.5

Fully Phased-in Basel III Risk-Weighted Assets — Reflects our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.

Fully Phased-in Basel III Tier 1 Leverage Ratio — Calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total consolidated assets.

Fully Phased-in Basel III Supplementary Leverage Ratio — Calculated by dividing Fully Phased-in Basel III Tier 1 capital by our Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III.

Share Repurchases and Dividends

We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and more than offset the issuance of new shares as part of employee compensation plans.

During the three months ended March 31, 2016, we returned $1.4 billion to our shareholders in the form of common stock dividends ($0.3 billion) and share repurchases ($1.1 billion). We repurchased 19.9 million common shares at an average price of $56.17 in the first quarter of 2016. These dividend and share repurchase amounts represent approximately 99 percent of total capital generated during the quarter. The amount of capital we generated in the first quarter of 2016 significantly exceeded the capital required to finance organic business growth and acquisitions. The recent and expected sales of the HFS loan portfolios are expected to, all else remaining constant, increase our capital ratios due to the reduction in risk-weighted assets. This additional capital flexibility may be used to support growth in loans, potential acquisitions, distributions to shareholders, or a combination thereof.

In addition, during the three months ended March 31, 2016, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series C Preferred Shares during the first quarter of 2016 were $20.8 million.

Bank holding companies with $50.0 billion or more in total consolidated assets, including the Company, are required to develop and maintain a capital plan, and to submit the capital plan to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (“CCAR”) process. All such bank holding companies were required to submit their capital plans to the Federal Reserve by April 5, 2016. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR 2016, including the reasons for any objection to capital plans, by June 30, 2016. In addition, the Federal Reserve will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.

Funding Strategy

Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.

Summary of Consolidated Debt

We had the following consolidated debt and customer deposits outstanding as of March 31, 2016 and December 31, 2015:

Table 21: Consolidated Debt

(Billions)	March 31, 2016	December 31, 2015

Short-term borrowings	$2.6	$4.8
Long-term debt	47.3	48.1

Total debt	49.9	52.9
Customer deposits	55.8	55.0

Total debt and customer deposits	$105.7	$107.9

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

Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help support our access to cost-effective unsecured funding as part of our overall funding strategy. Our asset-backed securitization activities are rated separately.

Table 22: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A	Negative
Moody’s	TRS and rated operating subsidiaries (a)	Prime-1	A2	Stable
Moody’s	American Express Company	Prime-2	A3	Stable
S&P	TRS and rated operating subsidiaries (a) (b)	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.
(b)	S&P does not provide a rating for TRS short-term debt.

Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused lines of credit. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix including the proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC), should reduce the impact that credit rating downgrades would have on our funding capacity and costs.

Deposit Programs

We held the following deposits as of March 31, 2016 and December 31, 2015:

Table 23: Customer Deposits

	March 31,	December 31,
(Billions)	2016	2015

U.S. retail deposits:
Savings accounts — Direct	$30.3	$29.0
Certificates of deposit:(a)
Direct	0.3	0.3
Third-party (brokered)	13.7	13.9
Sweep accounts — Third-party (brokered)	10.7	10.9
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.2
Card Member credit balances - U.S. and non-U.S.	0.7	0.7

Total customer deposits	$55.8	$55.0

(a)	The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 28.2 months and 1.90 percent, respectively, as of March 31, 2016.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2016, no such triggering events occurred.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other regulatory measures of liquidity, such as the LCR, as well as additional stress scenarios required under our liquidity risk policy. The Company was in compliance with the liquidity requirements to which it is subject, including the LCR, for the three months ended March 31, 2016.

The investment income we receive on liquidity resources, such as cash, is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity

As of March 31, 2016, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust together with the Lending Trust, the Trusts). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2016, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.

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

We had approximately $54 billion as of March 31, 2016 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of March 31, 2016 of $3.0 billion, which expires on December 9, 2018. As of March 31, 2016, no amounts were drawn on this facility.

Certain Other Off-Balance Sheet Arrangements

As of March 31, 2016, we had approximately $306.7 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2016.

Table 24: Cash Flows

(Billions)	2016	2015

Total cash provided by (used in):
Operating activities	$2.5	$2.1
Investing activities	3.7	2.8
Financing activities	(3.9)	(3.5)
Effect of foreign currency exchange rates on cash and cash equivalents and other	—	(0.1)

Net increase in cash and cash equivalents	$2.3	$1.3

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the three months ended March 31, 2016 and 2015, net cash provided by operating activities was $2.5 billion and $2.1 billion, respectively, driven in both periods by net income of $1.4 billion and $1.5 billion, respectively, adjusted for non cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The increase in the current period, as compared to the three months ended March 31, 2015, primarily resulted from offsetting impacts from movements in Other assets and Accounts payable and Other liabilities as a result of normal business operating activities.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, as well as changes in our available for sale investment securities portfolio.

For the three months ended March 31, 2016, and 2015, net cash provided by investing activities was $3.7 billion and $2.8 billion, respectively. The increase in the current period, as compared to the three months ended March 31, 2015, was primarily driven by the sale of the JetBlue portfolio and a decrease in the remaining HFS portfolio balances.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the three months ended March 31, 2016, and 2015, net cash used in financing activities was $3.9 billion and $3.5 billion, respectively. The increase in the current period, as compared to the three months ended March 31, 2015, primarily resulted from a higher net decrease in short-term borrowings and higher common share repurchases in the current year, partially offset by lower net long-term debt repayments in the current year, as compared to the same period in the prior year.

OTHER MATTERS

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, and as a bank holding company, we are subject to comprehensive examination and supervision by the Federal Reserve and to a range of laws and regulations that impact our business and operations. In light of the current environment of additional regulation, enhanced supervision efforts and increased regulatory investigations and enforcement, compliance requirements and expenditures have risen for financial services firms, including us, and we expect compliance requirements and expenditures will continue to rise in the future.

In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and rules to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards, services or benefits to cardholders and merchants. Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure, which could increase our costs and diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network.

In certain countries, such as Australia and certain Member States in the EU, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, as well as other steering practices that are permitted by regulation in some countries could have a material adverse effect on us if it becomes widespread. The Reserve Bank of Australia allows us and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” In the EU, in those Member States that permit surcharging, the Consumer Rights Directive prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance.

European Union Payments Legislation

In 2015, the European Union adopted legislation in two parts, covering a wide range of topics across the payments industry. The first part was an EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of revisions to the Payment Services Directive (the PSD2).

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

•	Price caps – Interchange fees on consumer card transactions in the EU are capped as of December 2015, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees and “three party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three party” networks should be treated as “four party” networks (such as Visa and MasterCard, which have interchange fees) when they license third party providers to issue cards and/or acquire merchants or when they issue cards with a cobrand partner or through an agent. This means, for example, the caps will apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU, which may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressures on merchant fees across the industry, including our discount rates. We have brought a legal challenge and seek a ruling from the EU Court of Justice to invalidate the application of price caps in circumstances where three party networks issue cards with a cobrand partner or through an agent. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

•	Card acceptance terms –“Anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, are prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on “anti-steering rules” took effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules takes effect in June 2016.

•	Network licensing – In December 2015, the geographic scope of the network licenses that we agree to with our GNS partners in the EU was amended to cover the entire EU in order to meet the requirements of the regulation. This allows GNS partners to actively pursue their American Express business throughout the EU, including countries where we or other GNS partners are present, and may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity to incentive development of the American Express business in relation to a particular country.

•	Separation of network processing – From June 2016, card networks will be required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This provision does not generally apply to “three party” payment networks, such as American Express, but may be deemed applicable, for example, where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

•	Co-badging of cards – From June 2016, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

The PSD2 was adopted on November 25, 2015, and was published in the Official Journal of the European Union on December 23, 2015. Each Member State has until January 2018 to transpose the PSD2 into national law.

Among other terms, the published text of PSD2 includes provisions that will (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the decision of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including “three party” payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The potential surcharging regulation may increase instances of differential surcharging of our cards, prompt customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction. The access requirements will undermine the flexibility and discretion we have had to date in deciding with whom to partner in our GNS business and, together with requirements in the Interchange Fee Regulation, may undermine the value of our GNS business in Europe.

Australia Payments Regulation

Following a formal review of the regulatory framework for card payments in Australia, the Reserve Bank of Australia published a consultation paper on December 3, 2015, proposing new regulations, including the following:

•	Interchange caps – the interchange fee paid on Visa and MasterCard credit transactions must not exceed a weighted-average benchmark of 0.50 percent across all transactions, with a maximum interchange fee cap of 0.80 percent for each individual credit card transaction.

•	The inclusion of our GNS business in Australia under interchange regulation, which would subject GNS payments to bank partners to the same interchange caps and regulations that apply to Visa and MasterCard credit card transactions in Australia.

•	Broadening the definition of interchange fees to include any fees paid by networks to card-issuing banks as incentives to issue cards as well as any other net payments made to card issuers.

•	Increasing the frequency of periodic weighted-average benchmark calculations from every three years to quarterly, and including all transactions at Australian merchants in benchmark calculations (thereby capturing foreign-issued cards, which had previously been excluded).

•	Changing the rules on merchant surcharging to limit surcharging to the actual costs of card acceptance paid to the merchant acquirer, as recorded on the merchant statement issued by the merchant acquirer.

The industry consultation process is now complete. The Reserve Bank of Australia is expected to publish its final amended standards and consultation findings, together with implementation timeframes, by mid-2016.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank contains a wide array of provisions intended to govern the practices and oversight of financial institutions and other participants in the financial markets. Among other matters, the law created an independent Consumer Financial Protection Bureau (the CFPB), which has broad rulemaking authority over providers of credit, savings, payment and other consumer financial products and services with respect to certain federal consumer financial laws. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for providers of consumer financial products and services, including certain of our subsidiaries. The CFPB is directed to prohibit “unfair, deceptive or abusive” acts or practices, and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services.

The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and regulators more broadly, as well as our own internal reviews. Internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to our practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, and additional restitution to our Card Members and may result in additional regulatory actions, including civil money penalties.

On October 7, 2015, the CFPB announced a proposal that would, among other changes, require that our consumer arbitration clause not apply to cases filed in court as class actions, unless and until class certification is denied or the class claims are dismissed. This proposal is the beginning of a rulemaking process that may not result in a final rule, if any, becoming effective before 2018.

Antitrust Litigation

The U.S. DOJ and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. The trial court has ruled that the challenged provisions violate U.S. antitrust laws and issued an injunction, effective July 20, 2015, prohibiting us from enforcing certain elements of such provisions in the United States. We appealed this judgment and on December 18, 2015, the Court of Appeals for the Second Circuit stayed the trial court’s judgment pending the issuance of its appellate decision. We are also vigorously defending similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K) for descriptions of the DOJ action and related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in the 2015 Form 10-K for information on the potential impacts of an adverse decision in the DOJ case and related merchant litigations on our business.

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

Card Member loans and receivables HFS — Beginning as of December 1, 2015 and continuing until a sale is completed, represents Card Member loans and receivables related to our cobrand partnerships with Costco in the United States and JetBlue (the JetBlue sale was completed on March 18, 2016).

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

Net interest yield on Card Member loans — Net interest yield on Card Member loans is computed by dividing adjusted net interest income by average loans, computed on an annualized basis. The calculation of net interest yield on Card Member loans includes interest that is deemed uncollectible. Reserves and net write-offs related to uncollectible interest are recorded through provisions for losses, which are not included in the net interest yield calculation.

Net loss ratio — Represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

Net write-off rate — principal only — Represents the amount of proprietary consumer or small business Card Member loans or receivables written off, consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan or receivables balance during the period.

Net write-off rate — principal, interest and fees — Includes, in the calculation of the net write-off rate, amounts for interest and fees in addition to principal for Card Member loans and fees in addition to principal for Card Member receivables.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between interest rates on our assets (such as loans, receivables and investment securities) and on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to earnings, transactions and investments in currencies other than the U.S. dollar. There were no material changes in these market risks since December 31, 2015.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

our ability to grow in the future, as well as our earnings expectations for the second quarter and second half of 2016, which will depend in part on the following: an acceleration of billed business and revenue growth above the level generated in 2015, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain spending, a further decline in airfare and gas prices, a further strengthening of the U.S. dollar, a greater erosion of the average discount rate than expected, a greater impact on discount revenue from cash back, GNS volumes and cobrand partner and client incentive payments, continued cautious spending by large and global corporate Card Members and lower spending on new cards acquired than estimated; our success in addressing competitive pressures and implementing strategies and business initiatives, including growing profitable spending from new and existing Card Members, increasing penetration among middle market and small business clients, expanding our international footprint, growing loyalty coalitions and increasing merchant acceptance; the timing and impact of the expected sale of the Costco U.S. Card Member loan portfolio; realizing incremental economics associated with the Costco U.S. contract extension, which could be impacted by, among other things, Card Member behavior, including the desire of Costco U.S. Card Members to continue to use their Costco U.S. cobrand cards and the availability to those Card Members of other payment forms; the impact of any potential restructuring charges or other contingencies, including, but not limited to, litigation-related expenses, impairments, the imposition of fines or civil money penalties, an increase in Card Member reimbursements and changes in reserves; credit performance remaining in line with current expectations; continued growth of Card Member loans held for investment; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on growth initiatives; changes in interest rates beyond current expectations; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

•	the actual amount to be spent on growth initiatives, as well as the timing of any such spending, which will be based in part on management’s assessment of competitive opportunities, overall business performance, the amount of any potential gain arising from the sale of the Costco U.S. Card Member loan portfolio management decides to invest in the business, contractual obligations with business partners and other fixed costs relative to revenue levels, management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities and our performance, and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

•	our ability to reduce our overall cost base by $1 billion by the end of 2017, which will depend in part on the timing and financial impact of future reengineering plans (including whether we will recognize restructuring charges in future periods), which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings, underestimating hiring needs related to some of the job positions being eliminated and other employee needs not currently anticipated, lower than expected attrition rates and higher than expected redeployment rates; our ability to identify synergies and redundancies within our organizational structure, as well as reduce management layers; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; and our ability to optimize and lower marketing and promotion expenses, which could be impacted by higher advertising and mailing costs, competitive pressures that may require additional expenditures or limit our ability to reduce costs, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•	the ability to reduce annual operating expenses, which could be impacted by increases in significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, technology costs or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces depending on overall business performance; greater than expected inflation or merit increases; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

•	our lending write-off rates changing differently than current expectations and provision expense being higher or lower than current expectations, which will depend in part on changes in the level of loan balances, delinquency rates of Card Members, loans related to new Card Members performing as expected, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

•	our ability to execute against our lending strategy and grow Card Member loans held for investment as well as merchant financing and other non-card loans, without changing the overall risk profile of the Company, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk in a growing Card Member loan portfolio, and the behavior of Card Members and their actual spending and borrowing patterns, which in turn may be driven by our ability to issue new and enhanced card products, offer attractive services and rewards programs, attract new Card Members, reduce Card Member attrition and capture a greater share of existing Card Members’ spending and borrowings;

•	uncertainties associated with the impact and timing of the expected sale of the Costco U.S. Card Member loan portfolio and the corresponding extension of the merchant acceptance agreement, such as operational issues related to the transfer of Card Member loans and accounts, the parties’ ability to satisfy the closing conditions and the amount of any gain we recognize as a result of a sale, which could be impacted by the credit quality and performance of the portfolio, the amount of any volume decline experienced by the cobrand portfolio and the timing of the potential sale as the gain will be determined by the amount of the aggregate outstanding loans transferred at closing;

•	the erosion of the average discount rate by a greater amount than anticipated during 2016 and beyond, including as a result of changes in the mix of spending by location and industry, merchant incentives and concessions, volume-related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates in the European Union and elsewhere) and other factors;

•	the possibility that we will not fully execute on our plans for OptBlue to significantly increase merchant coverage, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers, the value proposition offered to small merchants and the efforts of OptBlue merchant acquirers to sign merchants for American Express acceptance, as well as the willingness of Card Members to use American Express cards at small merchants and of those merchants to accept American Express cards;

•	uncertainty relating to the ultimate outcome of the antitrust lawsuit filed against us by the DOJ and certain state attorneys general, including the success or failure of our appeal and the impact on existing private merchant cases and potentially additional litigation and/or arbitrations;

•	changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, including the opportunity for incremental capital returns related to the Costco U.S. portfolio sale, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions and results of operations and capital needs in any given period;

•	changes in global economic and business conditions, including consumer and business spending, the availability and cost of capital, unemployment and political conditions, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

•	changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding, restrict our access to the capital markets or result in contingent payments under contracts;

•	legal and regulatory developments wherever we do business, including with regard to broad payment system regulatory regimes, such as in Europe and Australia, consumer financial product protection actions by the CFPB and other regulators and the stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of our business practices or materially affect our capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase our stock; potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our ABS program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

•	changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for cobrand relationships and the success of marketing, promotion or rewards programs;

•	changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations;

•	our ability to maintain and expand our presence in the digital payments space, including online and mobile channels, which will depend on our success in evolving our business models and processes for the digital environment, building partnerships and executing programs with companies, and utilizing digital capabilities that can be leveraged for future growth; and

•	factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the 2015 Form 10-K and our other reports filed with the Securities and Exchange Commission.

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

We believe we are not a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims described in our 2015 Form 10-K, could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of the DOJ case described in our 2015 Form 10-K could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are further described in this section and others, for which there have been no subsequent material developments since the filing of our 2015 Form 10-K, are described in such report.

For those legal proceedings described in this section and in the 2015 Form 10-K where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such reserve, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $350 million in excess of any reserves related to those matters. This range represents our estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims, we may need to increase our range of possible loss or reserves for legal contingencies. For additional information, see Note 8 to our Consolidated Financial Statements.

We are a defendant in a class action captioned Kaufman v. American Express Travel Related Services, which was filed on February 14, 2007, and is pending in the United States District Court for the Northern District of Illinois. Plaintiffs’ principal allegation is that our gift cards violated consumer protection statutes because consumers allegedly had difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The Court preliminarily certified a settlement class consisting of (with some exceptions) “all purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the settlement.” On March 2, 2016, the court granted final approval of the class-wide settlement. Notices of appeal have been filed.

On July 30, 2015, plaintiff Plumbers and Steamfitters Local 137 Pension Fund, on behalf of themselves and other purchasers of American Express stock, filed a suit, captioned Plumbers and Steamfitters Local 137 Pension Fund v. American Express Co., Kenneth I. Chenault and Jeffrey C. Campbell, for violation of federal securities law, alleging that the Company deliberately issued false and misleading statements to, and omitted important information from, the public relating to the financial importance of the Costco cobrand relationship to the Company, including, but not limited to, the decision to accelerate negotiations to renew the cobrand agreement. The plaintiff seeks damages and injunctive relief. The Company moved to dismiss the amended complaint on March 21, 2016.

On October 16, 2015, a putative class action, captioned Houssain v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York against the Company and certain officers of the Company under the Employee Retirement Income Security Act of 1974 (“ERISA”) relating to disclosures of the Costco cobrand relationship. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan (“Plan”) assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. The suit seeks, among other remedies, an unspecified amount of damages. The Company moved to dismiss the complaint on April 20, 2016.

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On April 18, 2016, the Company filed a motion to compel arbitration and change venue and jointly moved with co-defendants to dismiss the complaint.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2015 Form 10-K. There are no material changes from the risk factors set forth in the 2015 Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2015 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended March 31, 2016.

					Maximum
			Total Number		Number
			of Shares		of Shares that
			Purchased as		May Yet Be
	Total Number		Part of Publicly		Purchased Under
	of Shares	Average Price	Announced Plans		the Plans or
	Purchased	Paid Per Share	or Programs	(c)	Programs

January 1-31, 2016
Repurchase program(a)	2,850,400	$54.58	2,850,400		102,794,901
Employee transactions(b)	1,041,904	$53.82	N/A		N/A

February 1-29, 2016
Repurchase program(a)	9,008,295	$53.81	9,008,295		93,786,606
Employee transactions(b)	75,139	$54.57	N/A		N/A

March 1-31, 2016
Repurchase program(a)	8,055,672	$59.37	8,055,672		85,730,934
Employee transactions(b)	72	$62.79	N/A		N/A

Total
Repurchase program(a)	19,914,367	$56.17	19,914,367		85,730,934
Employee transactions(b)	1,117,115	$53.87	N/A		N/A

(a)	On May 12, 2015, the Company announced the authorization to repurchase up to 150 million shares of common stock from time to time, in accordance with the capital distribution plans approved by the Federal Reserve and subject to market conditions. The authorization replaced the prior repurchase authorization and does not have an expiration date.

(b)	Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.

(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

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

During the first quarter of 2016, American Express Global Business Travel booked 10 reservations at hotels that may be owned, directly or indirectly, or may otherwise affiliated with, the Government of Iran. In addition, American Express Global Business Travel obtained approximately 20 visas from Iranian embassies and consulates around the world during the first quarter of 2016 in connection with certain travel arrangements on behalf of American Express Global Business Travel clients. American Express Global Business Travel had negligible gross revenues and net profits attributable to these transactions. American Express Global Business Travel believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. American Express Global Business Travel has informed us that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the first quarter of 2016 it obtained 40 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 27, 2016	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: April 27, 2016	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
12	Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1