Form 10-Q
period 2016-06-30
AMERICAN EXPRESS CO
filed 2016-07-26
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2016
Common Shares (par value $0.20 per share)	923,780,898 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2016	2015

Revenues
Non-interest revenues
Discount revenue	$4,824	$4,946
Net card fees	715	667
Other fees and commissions	702	727
Other	545	521

Total non-interest revenues	6,786	6,861

Interest income
Interest on loans	1,818	1,776
Interest and dividends on investment securities	34	41
Deposits with banks and other	33	20

Total interest income	1,885	1,837

Interest expense
Deposits	150	109
Long-term debt and other	286	305

Total interest expense	436	414

Net interest income	1,449	1,423

Total revenues net of interest expense	8,235	8,284

Provisions for losses
Charge card	153	165
Card Member loans	285	285
Other	25	17

Total provisions for losses	463	467

Total revenues net of interest expense after provisions for losses	7,772	7,817

Expenses
Marketing and promotion	788	761
Card Member rewards	1,766	1,799
Card Member services and other	281	242
Salaries and employee benefits	1,451	1,250
Other, net	470	1,535

Total expenses	4,756	5,587

Pretax income	3,016	2,230
Income tax provision	1,001	757

Net income	$2,015	$1,473

Earnings per Common Share (Note 15): (a)
Basic	$2.11	$1.43
Diluted	$2.10	$1.42

Average common shares outstanding for earnings per common share:
Basic	938	1,009
Diluted	941	1,013
Cash dividends declared per common share	$0.29	$0.29

(a)	Represents net income less (i) earnings allocated to participating share awards of $17 million and $11 million for the three months ended June 30, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $19 million and $20 million for the three months ended June 30, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2016	2015

Revenues
Non-interest revenues
Discount revenue	$9,467	$9,606
Net card fees	1,414	1,334
Other fees and commissions	1,382	1,435
Other	1,031	989

Total non-interest revenues	13,294	13,364

Interest income
Interest on loans	3,756	3,571
Interest and dividends on investment securities	70	82
Deposits with banks and other	64	41

Total interest income	3,890	3,694

Interest expense
Deposits	300	212
Long-term debt and other	561	612

Total interest expense	861	824

Net interest income	3,029	2,870

Total revenues net of interest expense	16,323	16,234

Provisions for losses
Charge card	322	339
Card Member loans	512	520
Other	63	28

Total provisions for losses	897	887

Total revenues net of interest expense after provisions for losses	15,426	15,347

Expenses
Marketing and promotion	1,515	1,370
Card Member rewards	3,469	3,439
Card Member services and other	563	503
Salaries and employee benefits	2,789	2,555
Other, net	1,890	2,934

Total expenses	10,226	10,801

Pretax income	5,200	4,546
Income tax provision	1,759	1,548

Net income	$3,441	$2,998

Earnings per Common Share (Note 15): (a)
Basic	$3.55	$2.92
Diluted	$3.54	$2.90

Average common shares outstanding for earnings per common share:
Basic	949	1,013
Diluted	952	1,018
Cash dividends declared per common share	$0.58	$0.55

(a)	Represents net income less (i) earnings allocated to participating share awards of $28 million and $22 million for the six months ended June 30, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $40 million and $20 million for the six months ended June 30, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2016	2015	2016	2015

Net income	$ 2,015	$ 1,473	$ 3,441	$ 2,998
Other comprehensive loss:
Net unrealized securities gains (losses), net of tax of: 2016, $2 and $2; 2015, $(10) and $(11)	5	(20)	7	(20)
Foreign currency translation adjustments, net of tax of: 2016, $100 and $61; 2015, $(48) and $40	(130)	11	(126)	(244)
Net unrealized pension and other postretirement benefit gains, net of tax of: 2016, $10 and $29; 2015, $(3) and $16	6	6	32	29

Other comprehensive loss	(119)	(3)	(87)	(235)

Comprehensive income	$ 1,896	$ 1,470	$ 3,354	$ 2,763

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents
Cash and due from banks	$2,811	$2,935
Interest-bearing deposits in banks (includes securities purchased under resale agreements: 2016, $129; 2015, $41)	30,379	19,569
Short-term investment securities	577	258

Total cash and cash equivalents	33,767	22,762
Card Member loans and receivables held for sale (includes gross loans and receivables available to settle obligations of consolidated variable interest entities: 2016, nil; 2015, $4,966)	—	14,992
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2016, $5,828; 2015, $6,649), less reserves: 2016, $423; 2015, $462	44,800	43,671
Other receivables, less reserves: 2016, $50; 2015, $43	2,697	3,024
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2016, $25,334; 2015, $23,559), less reserves: 2016, $1,091; 2015, $1,028	58,796	57,545
Other loans, less reserves: 2016, $36; 2015, $20	1,132	1,254
Investment securities	3,892	3,759
Premises and equipment, less accumulated depreciation and amortization: 2016, $4,855; 2015, $6,801	4,210	4,108
Other assets (includes restricted cash of consolidated variable interest entities: 2016, $35; 2015, $155)	10,348	10,069

Total assets	$159,642	$161,184

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$54,404	$54,997
Travelers Cheques and other prepaid products	2,803	3,247
Accounts payable	11,729	11,822
Short-term borrowings (includes debt issued by a consolidated variable interest entity: 2016, nil; 2015, $100)	2,343	4,812
Long-term debt (includes debt issued by consolidated variable interest entities: 2016, $14,609; 2015, $13,602)	50,649	48,061
Other liabilities	17,002	17,572

Total liabilities	138,930	140,511

Commitments and Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2016 and December 31, 2015	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 925 million shares as of June 30, 2016 and 969 million shares as of December 31, 2015	185	194
Additional paid-in capital	12,868	13,348
Retained earnings	10,280	9,665
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax: 2016, $34; 2015, $32	65	58
Foreign currency translation adjustments, net of tax: 2016, $(39); 2015, $(100)	(2,170)	(2,044)
Net unrealized pension and other postretirement benefit losses, net of tax: 2016, $(194); 2015, $(223)	(516)	(548)

Total accumulated other comprehensive loss	(2,621)	(2,534)

Total shareholders’ equity	20,712	20,673

Total liabilities and shareholders’ equity	$159,642	$161,184

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30 (Millions)	2016	2015

Cash Flows from Operating Activities
Net income	$3,441	$2,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	897	887
Depreciation and amortization	536	514
Deferred taxes and other	(852)	146
Stock-based compensation	133	140
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	293	(271)
Other assets	(107)	1,616
Accounts payable and other liabilities	(759)	(1,381)
Travelers Cheques and other prepaid products	(444)	(414)

Net cash provided by operating activities	3,138	4,235

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	45	—
Maturities and redemptions of available-for-sale investment securities	567	991
Purchases of investments	(791)	(1,212)
Net decrease (increase) in Card Member receivables and loans, including held for sale (a)	13,002	(569)
Purchase of premises and equipment, net of sales: 2016, $2; 2015, $32	(649)	(537)
Acquisitions/dispositions, net of cash acquired	(162)	(74)
Net decrease (increase) in restricted cash	126	(1,529)

Net cash provided by (used in) investing activities	12,138	(2,930)

Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(594)	3,017
Net (decrease) increase in short-term borrowings	(2,520)	1,033
Issuance of long-term debt	3,778	3,457
Principal payments on long-term debt	(1,558)	(8,410)
Issuance of American Express preferred shares	—	841
Issuance of American Express common shares	75	143
Repurchase of American Express common shares	(2,852)	(1,971)
Dividends paid	(601)	(533)

Net cash used in financing activities	(4,272)	(2,423)

Effect of foreign currency exchange rates on cash and cash equivalents	1	(99)

Net increase (decrease) in cash and cash equivalents	11,005	(1,217)
Cash and cash equivalents at beginning of period	22,762	22,288

Cash and cash equivalents at end of period	$33,767	$21,071

(a)	Refer to Note 2 for additional information.

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

Effective for the first quarter of 2016, the Company realigned its segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments, which are as follows:

•	U.S. Consumer Services (USCS), including the proprietary U.S. Consumer Card Services business and travel services in the United States;

•	International Consumer and Network Services (ICNS), including the proprietary International Consumer Card Services business, Global Network Services (GNS) business and travel services outside the United States;

•	Global Commercial Services (GCS), including the proprietary Global Corporate Payments (GCP) business, small business services businesses in the United States and internationally (collectively, Global Small Business Services), merchant financing products and foreign exchange services operations; and

•	Global Merchant Services (GMS), including the Global Merchant Services business and global loyalty coalition businesses.

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. During 2016, the Company determined that in the Consolidated Statements of Cash Flows for the comparative periods ended June 30, 2015, September 30, 2015 and December 31, 2015, certain

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

activities related to long-term debt repayments were misclassified between financing activities and operating activities. There is no impact to the Consolidated Statements of Income or Consolidated Balance Sheets. The Company has evaluated the effects of these misclassifications and concluded that none are material to any of its previously issued quarterly or annual Consolidated Financial Statements. Nevertheless, the Company has elected to revise prospectively the comparative periods mentioned above. For the six months ended June 30, 2015, this revision resulted in a $66 million decrease to both Net cash used in financing activities and Net cash provided by operating activities. In addition, travel commissions and fees, which were separately disclosed on the Consolidated Statements of Income historically, are now included within Other fees and commissions.

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

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

In March 2016, the FASB issued new accounting guidance on employee share-based payments. The guidance, which is effective January 1, 2017, with early adoption permitted, simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for award forfeitures, and classification on the Consolidated Statements of Cash Flows. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

calculating credit losses on Card Member loans and receivables, among other financial instruments, and may result in material changes to the Company’s credit reserves.

2.   Business Events

During the first half of 2016, the Company completed the sales of substantially all of its outstanding Card Member loans and receivables held for sale (HFS) and recognized gains, as an expense reduction, in Other expenses, of $127 million and $1.1 billion during the three months ended March 31, 2016 and June 30, 2016, respectively. In addition, the Company reclassified $245 million and $1 million of retained Card Member loans and receivables HFS back to Card Member loans and Card Member receivables held for investment, respectively. The impact of the sales, including the recognition of the proceeds received and the reclassification of the retained Card Member loans and receivables, is reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including held for sale.

3.   Loans and Accounts Receivable

The Company’s lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively. This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of June 30, 2016.

Card Member loans by segment and Other loans as of June 30, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services(a)	$44,594	$43,495
International Consumer and Network Services	6,600	7,072
Global Commercial Services	8,693	8,006

Card Member loans	59,887	58,573
Less: Reserve for losses	1,091	1,028

Card Member loans, net	$58,796	$57,545

Other loans, net(b)	$1,132	$1,254

(a)	Includes approximately $25.3 billion and $23.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2016 and December 31, 2015, respectively.
(b)	Other loans primarily represent loans to merchants. Other loans are presented net of reserves for losses of $36 million and $20 million as of June 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member accounts receivable by segment and Other receivables as of June 30, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services (a)	$10,587	$11,807
International Consumer and Network Services	5,582	5,599
Global Commercial Services	29,054	26,727

Card Member receivables (b)	45,223	44,133
Less: Reserve for losses	423	462

Card Member receivables, net	$44,800	$43,671

Other receivables, net (c)	$2,697	$3,024

(a)	Includes $5.8 billion and $6.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2016 and December 31, 2015, respectively.

(b)	Includes approximately $12.7 billion and $11.9 billion of Card Member receivables outside the United States as of June 30, 2016 and December 31, 2015, respectively.

(c)	Other receivables primarily represent amounts related to (i) GNS partner banks for items such as royalty and franchise fees, (ii) certain merchants for billed discount revenue, and (iii) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $50 million and $43 million as of June 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2016 and December 31, 2015:

	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

2016 (Millions)
Card Member Loans:
U.S. Consumer Services	$44,120	$128	$100	$246	$44,594
International Consumer and Network Services	6,491	33	23	53	6,600
Global Commercial Services
Global Small Business Services	8,547	27	20	50	8,644
Global Corporate Payments(a)	(b)	(b)	(b)	1	49
Card Member Receivables:
U.S. Consumer Services	$10,464	$44	$24	$55	$10,587
International Consumer and Network Services	5,503	24	15	40	5,582
Global Commercial Services
Global Small Business Services	13,516	64	39	87	13,706
Global Corporate Payments(a)	(b)	(b)	(b)	111	15,348

		30-59	60-89	90+
		Days	Days	Days
		Past	Past	Past
2015 (Millions)	Current	Due	Due	Due	Total
Card Member Loans:
U.S. Consumer Services	$43,063	$128	$94	$210	$43,495
International Consumer and Network Services	6,961	34	25	52	7,072
Global Commercial Services
Global Small Business Services	7,867	26	18	40	7,951
Global Corporate Payments(a)	(b)	(b)	(b)	1	55
Card Member Receivables:
U.S. Consumer Services	$11,646	$54	$32	$75	$11,807
International Consumer and Network Services	5,515	24	18	42	5,599
Global Commercial Services
Global Small Business Services	12,734	69	45	102	12,950
Global Corporate Payments(a)	(b)	(b)	(b)	124	13,777

(a)	For GCP Card Member receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.
(b)	Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the six months ended June 30:

	2016			2015
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total

Card Member Loans:
U.S. Consumer Services	1.5%	1.7%	1.1%	1.4%	1.7%	0.9%
International Consumer and Network Services	2.0%	2.4%	1.7%	2.0%	2.5%	1.6%
Global Small Business Services	1.3%	1.6%	1.1%	1.3%	1.5%	0.9%
Card Member Receivables:
U.S. Consumer Services	1.5%	1.8%	1.2%	1.7%	1.9%	1.4%
International Consumer and Network Services	2.2%	2.4%	1.4%	2.0%	2.2%	1.5%
Global Small Business Services	1.7%	2.0%	1.4%	2.0%	2.3%	1.6%

	2016		2015

	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables

Card Member Receivables:
Global Corporate Payments	0.09%	0.7%	0.10%	0.7%

(a)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for ICNS as of June 30, 2016 and December 31, 2015; therefore, the segment’s receivables are not included in the following tables.

	As of June 30, 2016

	Over 90 days				Accounts Classified
	Past Due &				as a TDR(c)		Total	Unpaid
	Accruing		Non-			Out of	Impaired	Principal	Allowance
2016 (Millions)	Interest	(a)	Accruals	(b)	In Program(d)	Program(e)	Balance	Balance	for TDRs
Card Member Loans:
U.S. Consumer Services	$162		$141		$174	$116	$593	$545	$52
International Consumer and Network Services	53		—		—	—	53	53	—
Global Commercial Services	29		32		28	24	113	104	10
Card Member Receivables:
U.S. Consumer Services	—		—		8	4	12	11	5
Global Commercial Services	—		—		18	7	25	25	14

Total	$244		$173		$228	$151	$796	$738	$81

	As of December 31, 2015

	Over 90 days				Accounts Classified
	Past Due &				as a TDR(c)		Total	Unpaid
	Accruing		Non-			Out of	Impaired	Principal	Allowance
2015 (Millions)	Interest	(a)	Accruals	(b)	In Program(d)	Program(e)	Balance	Balance	for TDRs
Card Member Loans:
U.S. Consumer Services	$140		$124		$149	$89	$502	$463	$44
International Consumer and Network Services	52		—		—	—	52	51	—
Global Commercial Services	24		26		23	18	91	85	9
Card Member Receivables:
U.S. Consumer Services	—		—		11	3	14	14	8
Global Commercial Services	—		—		16	3	19	19	12

Total	$216		$150		$199	$113	$678	$632	$73

(a)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.
(b)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.
(c)	Accounts classified as a TDR include $19 million and $20 million that are over 90 days past due and accruing interest and $16 million and $18 million that are non-accruals as of June 30, 2016 and December 31, 2015, respectively.
(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)	Out of Program TDRs include $114 million and $84 million of Card Member accounts that have successfully completed a modification program and $37 million and $29 million of Card Member accounts that were not in compliance with the terms of the modification programs as of June 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016

		Interest		Interest
	Average	Income	Average	Income
(Millions)	Balance	Recognized	Balance	Recognized

Card Member Loans:
U.S. Consumer Services	$551	$12	$555	$24
International Consumer and Network Services	54	4	53	8
Global Commercial Services	102	3	103	6
Card Member Receivables:
U.S. Consumer Services	13	—	12	—
Global Commercial Services	25	—	20	—

Total	$745	$19	$743	$38

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015

		Interest		Interest
	Average	Income	Average	Income
(Millions)	Balance	Recognized	Balance	Recognized

Card Member Loans:
U.S. Consumer Services	$582	$11	$578	$22
International Consumer and Network Services	55	3	58	7
Global Commercial Services	109	3	106	5
Card Member Receivables:
U.S. Consumer Services	10	—	14	—
Global Commercial Services	17	—	24	—

Total	$773	$17	$780	$34

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs for the three and six months ended June 30, 2016 and 2015. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended				Six Months Ended
	June 30, 2016				June 30, 2016

				Average				Average
			Average	Payment			Average	Payment
	Number of	Outstanding	Interest Rate	Term	Number of	Outstanding	Interest Rate	Term
	Accounts	Balances(a)	Reduction	Extension	Accounts	Balances(a)	Reduction	Extension
	(in thousands)	($ in millions)	(% Points)	(# of Months)	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member Loans	7	$50	10	(b)	15	$107	11	(b)
Card Member Receivables	2	27	(c)	17	5	65	(c)	17

Total	9	$77			20	$172

	Three Months Ended				Six Months Ended
	June 30, 2015				June 30, 2015

				Average				Average
			Average	Payment			Average	Payment
	Number of	Outstanding	Interest Rate	Term	Number of	Outstanding	Interest Rate	Term
	Accounts	Balances(a)	Reduction	Extension	Accounts	Balances(a)	Reduction	Extension
	(in thousands)	($ in millions)	(% Points)	(# of Months)	(in thousands)	($ in millions)	(% Points)	(# of Months)

Troubled Debt Restructurings:
Card Member Loans	10	$70	10	(b)	21	$150	11	(b)
Card Member Receivables	3	34	(c)	12	6	74	(c)	12

Total	13	$104			27	$224

(a)	Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.
(b)	For Card Member loans, there have been no payment term extensions.
(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification during the three and six months ended June 30, 2016 and 2015. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
		Aggregated		Aggregated
		Outstanding		Outstanding
	Number of	Balances	Number of	Balances
	Accounts	Upon Default(a)	Accounts	Upon Default(a)
	(in thousands)	($ in millions)	(in thousands)	($ in millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	1	$9	2	$18
Card Member Receivables	1	1	2	2

Total	2	$10	4	$20

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
		Aggregated		Aggregated
		Outstanding		Outstanding
	Number of	Balances	Number of	Balances
	Accounts	Upon Default(a)	Accounts	Upon Default(a)
	(in thousands)	($ in millions)	(in thousands)	($ in millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$15	5	$25
Card Member Receivables	1	1	2	2

Total	4	$16	7	$27

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

4.  Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of June 30, 2016.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2016	2015
Balance, January 1	$1,028	$1,201
Provisions(a)	512	520
Net write-offs
Principal(b)	(437)	(502)
Interest and fees(b)	(80)	(85)
Other(c)	68	(2)

Balance, June 30	$1,091	$1,132

(a)	Provisions for principal, interest and fee reserve components.
(b)	Consists of principal write-offs, less recoveries of $179 million and $212 million, including net write-offs from TDRs of $17 million and $22 million, for the six months ended June 30, 2016 and 2015, respectively. Recoveries of interest and fees were de minimis.
(c)	Includes foreign currency translation adjustments of $(2) million and $(8) million and other adjustments of $3 million and $6 million for the six months ended June 30, 2016 and 2015, respectively. The six months ended June 30, 2016 also includes reserves of $7 million in the first quarter and $60 million in the second quarter associated with $20 million and $245 million of retained Card Member loans, respectively, reclassified from HFS to held for investment during those periods as a result of the respective sales of the JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation in the United States (Costco) cobrand card portfolios.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of June 30, 2016 and December 31, 2015:

(Millions)	2016	2015
Card Member loans evaluated individually for impairment(a)	$342	$279
Related reserves (a)	$62	$53

Card Member loans evaluated collectively for impairment(b)	$59,545	$58,294
Related reserves (b)	$1,029	$975

(a)	Represents loans modified as a TDR and related reserves.
(b)	Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2016	2015
Balance, January 1	$462	$465
Provisions(a)	322	339
Net write-offs(b)	(359)	(370)
Other(c)	(2)	(14)

Balance, June 30	$423	$420

(a)	Provisions for principal and fee reserve components.
(b)	Consists of principal and fee components, less recoveries of $202 million and $201 million, including net write-offs from TDRs of $16 million and $42 million, for the six months ended June 30, 2016 and 2015, respectively.
(c)	Includes foreign currency translation adjustments of $(1) million and $(7) million and other adjustments of $(1) million and $(7) million for the six months ended June 30, 2016 and 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of June 30, 2016 and December 31, 2015:

(Millions)	2016	2015
Card Member receivables evaluated individually for impairment(a)	$37	$33
Related reserves (a)	$19	$20

Card Member receivables evaluated collectively for impairment	$45,186	$44,100
Related reserves (b)	$404	$442

(a)	Represents receivables modified as a TDR and related reserves.
(b)	The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

5.  Investment Securities

Investment securities principally include debt securities the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains (losses) recorded in Accumulated Other Comprehensive Loss (AOCI), net of income taxes. Realized gains and losses are recognized on a trade-date basis in the Consolidated Statements of Income upon disposition of the securities using the specific identification method.

The following is a summary of investment securities as of June 30, 2016 and December 31, 2015:

	2016				2015
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$2,530	$72	$—	$2,602	$2,813	$85	$(5)	$2,893
U.S. Government agency obligations	2	—	—	2	2	—	—	2
U.S. Government treasury obligations	354	14	—	368	406	4	(1)	409
Corporate debt securities	26	1	—	27	29	1	—	30
Mortgage-backed securities (a)	111	5	—	116	117	4	—	121
Equity securities	1	—	—	1	1	—	—	1
Foreign government bonds and obligations	718	9	—	727	250	6	(1)	255
Other (b)	50	—	(1)	49	50	—	(2)	48

Total	$3,792	$101	$(1)	$3,892	$3,668	$100	$(9)	$3,759

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015:

	2016				2015
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross		Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and municipal obligations	$—	$—	$—	—	$100	$(3)	$13	$(2)
U.S. Government treasury obligations	—	—	—	—	253	(1)	—	—
Foreign government bonds and obligations	—	—	—	—	99	(1)	—	—
Other	—	—	33	(1)	—	—	33	(2)

Total	$—	$—	$33	$(1)	$452	$(5)	$46	$(4)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2016 and December 31, 2015:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2016:
90%–100%	—	$—	$—	24	$36	$(1)	24	$36	$(1)
Less than 90%	—	—	—	—	—	—	—	—	—

Total as of June 30, 2016	—	$—	$—	24	$36	$(1)	24	$36	$(1)

2015:
90%–100%	52	$450	$(5)	15	$37	$(2)	67	$487	$(7)
Less than 90%	—	—	—	2	9	(2)	2	9	(2)

Total as of December 31, 2015	52	$450	$(5)	17	$46	$(4)	69	$496	$(9)

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

Contractual maturities of investment securities with stated maturities as of June 30, 2016 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$815	$817
Due after 1 year but within 5 years	172	177
Due after 5 years but within 10 years	413	435
Due after 10 years	2,341	2,413

Total(a)	$3,741	$3,842

(a)	Balances primarily represent investments in state and municipal obligations, and foreign government bonds and obligations.

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Asset Securitizations

The Company periodically securitizes Card Member loans and receivables arising from its card business, including Card Member loans and receivables HFS, through the transfer of those assets to securitization trusts. The trusts then issue debt securities to third-party investors, collateralized by the transferred assets.

The following table provides information on the restricted cash held by the American Express Issuance Trust II (the Charge Trust) and the American Express Credit Account Master Trust (the Lending Trust, collectively the Trusts) as of June 30, 2016 and December 31, 2015, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2016	2015
Charge Trust	$2	$2
Lending Trust	33	153

Total	$35	$155

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), in its role as servicer of the Trusts, has the power to direct the most significant activity of the Trusts, which is the collection of the underlying Card Member loans and receivables. In addition, TRS directly and indirectly (through its consolidated subsidiaries) holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of June 30, 2016, TRS’ direct and indirect ownership of variable interests was $13.9 billion for the Lending Trust and $2.5 billion for the Charge Trust. These variable interests held by TRS provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2016 and the year ended December 31, 2015, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.   Customer Deposits

As of June 30, 2016 and December 31, 2015, customer deposits were categorized as interest bearing or non-interest bearing, as follows:

(Millions)	2016	2015
U.S.:
Interest bearing	$53,666	$ 54,102
Non-interest bearing (includes Card Member credit balances of: 2016, $311 million; 2015, $389 million)	343	478
Non-U.S.:
Interest bearing	89	82
Non-interest bearing (includes Card Member credit balances of: 2016, $293 million; 2015, $323 million)	306	335

Total customer deposits	$54,404	$ 54,997

Customer deposits by deposit type as of June 30, 2016 and December 31, 2015 were as follows:

(Millions)	2016	2015
U.S. retail deposits:
Savings accounts – Direct	$30,221	$ 29,023
Certificates of deposit:
Direct	287	281
Third-party (brokered)	13,460	13,856
Sweep accounts – Third-party (brokered)	9,698	10,942
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	134	183
Card Member credit balances — U.S. and non-U.S.	604	712

Total customer deposits	$54,404	$ 54,997

The scheduled maturities of certificates of deposit as of June 30, 2016 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2016	$2,030	$5	$2,035
2017	3,657	5	3,662
2018	3,197	—	3,197
2019	2,332	—	2,332
2020	2,517	—	2,517
After 5 years	14	—	14

Total	$13,747	$10	$13,757

As of June 30, 2016 and December 31, 2015, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2016	2015
U.S.	$113	$ 105
Non-U.S.	3	1

Total	$116	$ 106

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on the assessment of credit risk of the Company’s derivative counterparties as of June 30, 2016 and December 31, 2015, the Company does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2016 and December 31, 2015:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$452	$236	$—	$9
Foreign exchange contracts
Net investment hedges	216	191	141	57

Total derivatives designated as hedging instruments	668	427	141	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	475	117	248	135

Total derivatives, gross	1,143	544	389	201
Less: Cash collateral netting(b)	(361)	(155)	—	—
Derivative asset and derivative liability netting(c)	(169)	(107)	(169)	(107)

Total derivatives, net(d)	$613	$282	$220	$94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.
(b)	Represents the offsetting of derivative instruments and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) executed with the same counterparty under an enforceable master netting arrangement. The Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities with a fair value of $30 million as of June 30, 2016, none of which was sold or repledged. Such non-cash collateral economically reduced the Company’s risk exposure to $583 million but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. The Company did not have any such non-cash collateral as of December 31, 2015. Additionally, the Company posted $159 million and $149 million as of June 30, 2016 and December 31, 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.
(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(d)	The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and derivative liabilities are presented within Other assets and Other liabilities on the Consolidated Balance Sheets.

A majority of the Company’s derivative assets and liabilities as of June 30, 2016 and December 31, 2015 are subject to master netting agreements with its derivative counterparties. The Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. The Company hedged $20.3 billion and $18.8 billion of its fixed-rate debt to floating-rate debt using interest rate swaps as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges for the three and six months ended June 30:

Three Months Ended June 30 (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015	2016	2015
Interest rate contracts	Other expenses	$61	$(89)	Other expenses	$(53)	$85	$8	$(4)

Six Months Ended June 30 (Millions)
	Gains (losses) recognized in income
	Derivative contract			Hedged item			Net hedge
		Amount			Amount		ineffectiveness
Derivative relationship	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015	2016	2015
Interest rate contracts	Other expenses	$226	$(26)	Other expenses	$(224)	$29	$2	$3

The Company also recognized a net reduction in interest expense on long-term debt of $59 million and $71 million for the three months ended June 30, 2016 and 2015, respectively, and $118 million and $140 million for the six months ended June 30, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or (loss) on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $ 135 million and $(34) million for the three months ended June 30, 2016 and 2015, respectively, and $43 million and $161 million for the six months ended June 30, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period of change.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s net investment hedges for the three and six months ended June 30:

Three Months Ended June 30: (Millions)
	Gains (losses) recognized in income
		Amount reclassified from AOCI into income			Net hedge ineffectiveness
Description	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015
Net investment hedges:

Foreign exchange contracts	Other, net expenses	$5	$—	Other, net expenses	$—	$1

Six Months Ended June 30: (Millions)
	Gains (losses) recognized in income
		Amount reclassified from AOCI into income			Net hedge ineffectiveness
Description	Income Statement Line Item	2016	2015	Income Statement Line Item	2016	2015
Net investment hedges:

Foreign exchange contracts	Other, net expenses	$5	$—	Other, net expenses	$—	$1

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $6 million and $8 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss of $8 million and a net gain of $105 million for the six months ended June 30, 2016 and 2015, respectively, and are recognized in Other expenses.

Related to its derivatives not designated as hedges, the Company previously disclosed in Note 9 to the Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2015, a gain of $40 million for the three months ended June 30, 2015, and a loss of $4 million for the six months ended June 30, 2015. These amounts should have been disclosed as gains of $87 million and $381 million, respectively, which are the amounts used to calculate the above-referenced net gains of $8 million and $105 million. These changes to the previously disclosed amounts have no impact on the Consolidated Statements of Income, Balance Sheets or Cash Flows.

The changes in the fair value of an embedded derivative are nil and a gain of $4 million for the three months ended June 30, 2016 and 2015, respectively, and gains of $6 million and $3 million for the six months ended June 30, 2016 and 2015, respectively, and are recognized in Card Member services and other expense.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of June 30, 2016 and December 31, 2015:

	2016				2015
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$1	$1	$—	$—	$1	$1	$—	$—
Debt securities and other	3,891	368	3,523	—	3,758	409	3,349	—
Derivatives(a)	1,143	—	1,143	—	544	—	544	—

Total assets	5,035	369	4,666	—	4,303	410	3,893	—

Liabilities:
Derivatives(a)	389	—	389	—	201	—	201	—

Total liabilities	$389	$—	$389	$—	$201	$—	$201	$—

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2016 and December 31, 2015, and require management judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2016 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$34	$34		$33	$1	(a)	$—
Other financial assets(b)	48	48		—	48		—
Financial assets carried at other than fair value
Loans, net	60	61	(c)	—	—		61

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	63	63		—	63		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	14	14		—	14		—
Long-term debt	$51	$52	(c)	$—	$52		$—

	Carrying Value	Corresponding Fair Value Amount
2015 (Billions)		Total		Level 1	Level 2		Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$23	$23		$22	$1	(a)	$—
Other financial assets(b)	47	47		—	47		—
Financial assets carried at other than fair value
Card Member loans and receivables HFS(e)	15	15		—	—		15
Loans, net	59	60	(c)	—	—		60

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		—	67		—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	14	14		—	14		—
Long-term debt	$48	$49	(c)	$—	$49		$—

(a)	Reflects time deposits and short-term investments.
(b)	Includes Card Member receivables (including fair values of Card Member receivables of $5.8 billion and $6.7 billion held by a consolidated VIE as of June 30, 2016 and December 31, 2015, respectively), Other receivables, restricted cash and other miscellaneous assets.
(c)	Includes the fair values of Card Member loans of $25.3 billion and $23.5 billion and long-term debt of $14.7 billion and $13.6 billion held by a consolidated VIE as of June 30, 2016 and December 31, 2015, respectively.
(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.
(e)	Does not include any fair value associated with the Card Member account relationships. Refer to Note 2 for additional information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the six months ended June 30, 2016, the Company did not have any material assets that were measured at fair value due to impairment. During the year ended December 31, 2015, the Company recorded a $384 million impairment charge, consisting of a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets to fair value.

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

The following table provides information related to such guarantees and indemnifications as of June 30, 2016 and December 31, 2015:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)
Type of Guarantee	2016	2015	2016	2015
Return and Merchant Protection	$44	$42	$41	$49
Other(c)	6	6	44	37

Total	$50	$48	$85	$86

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of maximum exposure, which is based on all eligible claims in relation to annual billed business volumes.
(b)	Included in Other liabilities on the Consolidated Balance Sheets.
(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Changes In Accumulated Other Comprehensive Loss

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2016 and 2015 were as follows:

Three Months Ended June 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2016	$60	$(2,040)	$(522)	$(2,502)

Net unrealized gains	5	–	–	5

Increase (decrease) due to amounts reclassified into earnings	–	–	–	–

Net translation loss of investments in foreign operations	–	(265)	–	(265)

Net gains related to hedges of investments in foreign operations	–	135	–	135

Pension and other postretirement benefit gains	–	–	6	6

Net change in accumulated other comprehensive loss	5	(130)	6	(119)

Balances as of June 30, 2016	$65	$(2,170)	$(516)	$(2,621)

Six Months Ended June 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)

Net unrealized gains	9	–	–	9

Decrease due to amounts reclassified into earnings	(2)	–	–	(2)

Net translation loss of investments in foreign operations	–	(169)	–	(169)

Net gains related to hedges of investments in foreign operations	–	43	–	43

Pension and other postretirement benefit gains	–	–	32	32

Net change in accumulated other comprehensive loss	7	(126)	32	(87)

Balances as of June 30, 2016	$65	$(2,170)	$(516)	$(2,621)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended June 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2015	$96	$(1,754)	$(493)	$(2,151)

Net unrealized loss	(20)	–	–	(20)

Decrease due to amounts reclassified into earnings	–	(1)	–	(1)

Net translation gain of investments in foreign operations	–	45	–	45

Net losses related to hedges of investments in foreign operations	–	(33)	–	(33)

Pension and other postretirement benefit gains	–	–	6	6

Net change in accumulated other comprehensive loss	(20)	11	6	(3)

Balances as of June 30, 2015	$76	$(1,743)	$(487)	$(2,154)

Six Months Ended June 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2014	$96	$(1,499)	$(516)	$(1,919)

Net unrealized loss	(20)	–	–	(20)

Decrease due to amounts reclassified into earnings	–	(1)	–	(1)

Net translation loss of investments in foreign operations	–	(405)	–	(405)

Net gains related to hedges of investments in foreign operations	–	162	–	162

Pension and other postretirement benefit gains	–	–	29	29

Net change in accumulated other comprehensive loss	(20)	(244)	29	(235)

Balances as of June 30, 2015	$76	$(1,743)	$(487)	$(2,154)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Income Statement	Amount		Amount
Description (Millions)	Line Item	2016	2015	2016	2015
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$–	$–	$4	$–
Related income tax expense	Income tax provision	–	–	(2)	–

Reclassification to net income related to available-for-sale securities		– –	–	2 –	–
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related hedges	Other expenses	–	1	–	1
Related income tax benefit	Income tax provision	–	–	–	–

Reclassification of foreign currency translation adjustments		–	1	–	1

Total		$–	$1	$2	$1

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Non-Interest Revenue and Expense Detail

The following is a detail of Other fees and commissions:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Foreign currency conversion fee revenue	$207	$222	$403	$433
Delinquency fees	192	194	392	389
Loyalty coalition-related fees	104	88	198	179
Travel commissions and fees	87	95	167	184
Service fees	79	95	157	182
Other(a)	33	33	65	68

Total Other fees and commissions	$702	$727	$1,382	$1,435

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Global Network Services partner revenues	$197	$155	$342	$318
Gross realized gains on sale of investment securities	–	–	4	–
Other(a)	348	366	685	671

Total Other revenues	$545	$521	$1,031	$989

(a)	Other includes revenues arising from net revenue earned on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, Travelers Cheques-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Professional services	$628	$655	$1,232	$1,279
Occupancy and equipment	438	415	903	849
Communications	80	85	163	173
Card and merchant-related fraud losses	57	83	115	183
Gain on sale of HFS portfolios(a)	(1,091)	—	(1,218)	—
Other(b)	358	297	695	450

Total Other expenses	$470	$1,535	$1,890	$2,934

(a)	Refer to Note 2 for additional information.

(b)	Other expense includes general operating expenses, gains and losses on sale of assets or businesses not classified as discontinued operations, litigation, certain internal and regulatory review-related reimbursements and insurance costs or settlements, certain loyalty coalition-related expenses, the valuation allowance adjustment associated with loans and receivables HFS (refer to Note 2), and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in prior year).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Income Taxes

The effective tax rate was 33.2 percent and 33.9 percent for the three months ended June 30, 2016 and 2015, respectively, and 33.8 percent and 34.0 percent for the six months ended June 30, 2016 and 2015, respectively. The tax rates in all periods primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $237 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $237 million of unrecognized tax benefits, approximately $21 million relates to amounts that if recognized would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Numerator:
Basic and diluted:
Net income	$2,015	$1,473	$3,441	$2,998
Preferred dividends	(19)	(20)	(40)	(20)

Net income available to common shareholders	1,996	1,453	3,401	2,978
Earnings allocated to participating share awards(a)	(17)	(11)	(28)	(22)

Net income attributable to common shareholders	$1,979	$1,442	$3,373	$2,956

Denominator: (a)
Basic: Weighted-average common stock	938	1,009	949	1,013
Add: Weighted-average stock options (b)	3	4	3	5

Diluted	941	1,013	952	1,018

Basic EPS	$2.11	$1.43	$3.55	$2.92
Diluted EPS	$2.10	$1.42	$3.54	$2.90

(a)	The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

(b)	The dilutive effect of unexercised stock options excludes from the computation of EPS 2.5 million and 0.6 million of options for the three months ended June 30, 2016 and 2015, respectively, and 1.7 million and 0.5 million of options for the six months ended June 30, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2016 and 2015, the Company met specified performance measures related to the $750 million of Subordinated Debentures issued in 2006, and maturing in 2036. If the performance measures were not achieved in any given quarter, the Company would be required to issue common shares and apply the proceeds to make interest payments.

16.  Reportable Operating Segments

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and GMS. Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other:

Three Months Ended June 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$2,069	$1,242	$2,280	$1,087	$108	$6,786
Interest income	1,278	234	310	1	62	1,885
Interest expense	139	58	104	(61)	196	436
Total revenues net of interest expense	3,208	1,418	2,486	1,149	(26)	8,235
Net income (loss)	1,067	228	576	373	(229)	2,015

Total assets (billions)	81	35	46	24	(26)	160

Total equity (billions)	$7	$3	$8	$2	$1	$21

Six Months Ended June 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$4,098	$2,382	$4,470	$2,128	$216	$13,294
Interest income	2,669	461	631	1	128	3,890
Interest expense	279	112	199	(120)	391	861
Total revenues net of interest expense	6,488	2,731	4,902	2,249	(47)	16,323
Net income (loss)	1,761	416	1,061	730	(527)	3,441

Total assets (billions)	81	35	46	24	(26)	160

Total equity (billions)	$7	$3	$8	$2	$1	$21

Three Months Ended June 30, 2015 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$2,176	$1,163	$2,285	$1,130	$107	$6,861
Interest income	1,252	237	289	1	58	1,837
Interest expense	121	58	91	(49)	193	414
Total revenues net of interest expense	3,307	1,342	2,483	1,180	(28)	8,284
Net income (loss)	613	193	550	369	(252)	1,473

Total assets (billions)	84	29	46	17	(19)	157

Total equity (billions)	$8	$3	$7	$2	$2	$22

Six Months Ended June 30, 2015 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$4,207	$2,308	$4,460	$2,200	$189	$13,364
Interest income	2,525	482	567	1	119	3,694
Interest expense	235	121	180	(108)	396	824
Total revenues net of interest expense	6,497	2,669	4,847	2,309	(88)	16,234
Net income (loss)	1,272	390	1,067	738	(469)	2,998

Total assets (billions)	84	29	46	17	(19)	157

Total equity (billions)	$8	$3	$7	$2	$2	$22

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective for the first quarter of 2016, we realigned our segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments, which are: U.S. Consumer Services (USCS), International Consumer and Network Services (ICNS), Global Commercial Services (GCS) and Global Merchant Services (GMS), with corporate functions and certain other businesses and operations included in Corporate & Other. Refer to Note 1 to the Consolidated Financial Statements for additional information.

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

Business Environment

For the quarter ended June 30, 2016, earnings included a gain of $1.1 billion ($677 million after-tax) from the previously announced sale of our Costco Wholesale Corporation (Costco) U.S. cobrand card portfolio, a $232 million ($151 million after-tax) restructuring charge related to our on-going cost reduction efforts, together with a continued elevated level of spending on growth initiatives. During the quarter, we continued to make progress on our key initiatives to accelerate growth, including driving new card acquisitions across our global consumer and commercial portfolios, expanding merchant coverage and driving strong momentum across our lending growth initiatives. In addition, we used our capital strength to repurchase $1.7 billion of outstanding shares.

The year-over-year growth in worldwide billings for the second quarter, adjusted for foreign currency exchange rates, slowed versus the first quarter as a result of a continued slowdown in Costco-related volumes leading up to the date of the portfolio sale. International volumes continued to be strong and performance remained relatively consistent sequentially across most regions.

Revenues net of interest expense decreased modestly as compared to the prior year. Similar to last quarter, we experienced a year-over-year decline in the discount rate from the continued expansion of OptBlue and merchant negotiations, including those resulting from the regulatory changes in the EU that went into effect late last year. Discount revenue growth was also impacted by an increase in contra-discount revenues as compared to the prior year, primarily related to cash rebate rewards. In addition, in the prior year both the discount rate and discount revenue benefited from certain merchant rebate accruals.

Net interest income grew, as compared to the prior year, although growth slowed sequentially due primarily to the sales of the Costco and JetBlue cobrand card portfolios as well as the continued decline in Costco loans prior to the portfolio sale in June. Card member loans were down in the second quarter of 2016 compared to the prior year, reflecting the sales of the two cobrand card portfolios in the first half of this year. Excluding the Card Member loans related to the Costco and JetBlue portfolios from the prior year, worldwide loan growth during the quarter was sequentially consistent, with a portion of the growth coming from increased usage of other American Express cards by former Costco cobrand Card Members. We continue to believe there are opportunities to increase our share of lending from both existing customers and high quality prospects without significantly changing our overall credit risk profile.

Provision expenses were down modestly and credit quality remained strong during the quarter. The prior period included credit costs associated with the Costco and JetBlue cobrand card portfolios subsequently classified as held for sale; the credit costs associated with the Costco portfolio for the current quarter were reported in Other expense. We expect some modest upward pressure on our write-off rates, due primarily to the seasoning of loans related to new Card Members.

Total expenses decreased significantly as compared to the prior year, reflecting the Costco cobrand portfolio sale gain, which was classified as an expense reduction in Other expense. Excluding the Costco portfolio sale gain and the restructuring charge during the current quarter, total expenses grew modestly and reflect a continued elevated level of investment spending on growth initiatives. We expect our investment spending during 2016, including marketing and promotion, will be at a higher level than 2015. Rewards expense declined in the second quarter driven by a shift in volumes to cash rebate products for which the rewards costs are classified as contra-discount revenue.

Relative to the first half of the year, we continue to anticipate earnings will be lower during the second half of the year due to the end of our relationship with Costco in the U.S. and our higher level of spending on growth initiatives. Overall, we remain focused on accelerating revenue growth, optimizing investments and resetting our cost base.

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

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our cobrand partnerships with JetBlue and Costco in the United States (the HFS portfolios) to Card Member loans and receivables HFS (included in the USCS and GCS segments) on the Consolidated Balance Sheets, the sales of which were completed on March 18, 2016 and June 17, 2016, respectively. For the periods from December 1, 2015 through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) reflect amounts related to the HFS portfolios through the sale completion dates. Refer to Note 2 to the Consolidated Financial Statements for additional information.

The relative strengthening of the U.S. dollar over the periods of comparison has had an impact on our results of operations. Where meaningful in describing our performance, foreign currency-adjusted amounts, which exclude the impact of changes in the foreign exchange (FX) rates, have been provided.

Table 1: Summary of Financial Performance

	Three Months Ended				Six Months Ended
(Millions, except percentages and	June 30,		Change		June 30,		Change
per share amounts)	2016	2015	2016 vs. 2015 2016			2015	2016 vs. 2015
Total revenues net of interest expense	$8,235	$8,284	$(49)	(1)%	$16,323	$16,234	$89	1%
Provisions for losses	463	467	(4)	(1)	897	887	10	1
Expenses	4,756	5,587	(831)	(15)	10,226	10,801	(575)	(5)
Net income	2,015	1,473	542	37	3,441	2,998	443	15
Earnings per common share — diluted(a)	$2.10	$1.42	$0.68	48%	$3.54	$2.90	$0.64	22%
Return on average equity(b)	26.4%	28.1%			26.4%	28.1%
Return on average tangible common equity (c)	34.5%	35.4%			34.5%	35.4%

(a)	Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $17 million and $11 million for the three months ended June 30, 2016 and 2015, respectively, and $28 million and $22 million for the six months ended June 30, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $19 million and $20 million for the three months ended June 30, 2016 and 2015, respectively, and $40 million and $20 million for the six months ended June 30, 2016 and 2015, respectively.

(b)	Return on average equity (ROE) is computed by dividing (i) one-year period net income ($5.6 billion and $5.9 billion for June 30, 2016 and 2015, respectively) by (ii) one-year average total shareholders’ equity ($21.2 billion and $21.1 billion for June 30, 2016 and 2015, respectively).

(c)	Return on average tangible common equity (ROTCE), a non-GAAP measure, is computed in the same manner as ROE except the computation of average tangible common equity, a non-GAAP measure, excludes from average total shareholders’ equity, average goodwill and other intangibles of $3.7 billion and $3.8 billion as of June 30, 2016 and 2015, respectively, and average preferred shares of $1.6 billion and $0.7 billion as of June 30, 2016 and 2015, respectively. We believe ROTCE is a useful measure of the profitability of our business.

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Discount revenue	$4,824	$4,946	$(122)	(2)%	$9,467	$9,606	$(139)	(1)%
Net card fees	715	667	48	7	1,414	1,334	80	6
Other fees and commissions	702	727	(25)	(3)	1,382	1,435	(53)	(4)
Other	545	521	24	5	1,031	989	42	4

Total non-interest revenues	6,786	6,861	(75)	(1)	13,294	13,364	(70)	(1)

Total interest income	1,885	1,837	48	3	3,890	3,694	196	5
Total interest expense	436	414	22	5	861	824	37	4

Net interest income	1,449	1,423	26	2	3,029	2,870	159	6

Total revenues net of interest expense	$8,235	$8,284	$(49)	(1)%	$16,323	$16,234	$89	1%

Total Revenues Net of Interest Expense

Discount revenue decreased $122 million or 2 percent and $139 million or 1 percent for the three and six months ended June 30, 2016, compared to the same periods in the prior year. The decreases were primarily driven by a decrease in the average discount rate and increases in contra discount revenues, including higher cash rebate rewards due to new Card Member acquisition offers, partially offset by growth in billed business. Billed business increased 3 percent for both the three and six months ended June 30, 2016, compared to the same periods in the prior year. U.S. billed business increased 2 percent and 3 percent for the three and six months ended June 30, 2016, respectively, with a decline in Costco cobrand card volumes and the sale of the Costco cobrand card portfolio in the current year negatively impacting billed business growth in both periods. Non-U.S. billed business increased 5 percent and 3 percent in the same respective periods (10 percent and 9 percent on an FX-adjusted basis).1

The average discount rate was 2.43 percent for both the three and six months ended June 30, 2016 and 2.49 percent for both the three and six months ended June 30, 2015. The decrease was driven in part by a prior-year benefit related to certain merchant rebate accruals, growth of the OptBlue program, and merchant negotiations, including those resulting from the recent European regulatory changes. We expect the average discount rate will likely decline by a greater amount during 2016 than 2015 due to the further expansion of OptBlue, a greater impact from international regulatory changes and continued competitive pressures. More broadly, overall changes in the mix of spending by location and industry, merchant incentives and concessions, volume related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors will likely result in continued erosion of our discount rate over time. See Tables 5, 6 and 7 for more details on billed business performance and the average discount rate.

Net card fees increased $48 million or 7 percent and $80 million or 6 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by growth in the Platinum, Gold and Delta portfolios.

Other fees and commissions decreased $25 million or 3 percent and $53 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, and remained relatively flat on an FX-adjusted basis for both periods.1

Other revenues increased $24 million or 5 percent and $42 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by a contractual payment from a GNS partner in the second quarter of 2016, as well as higher revenues from our

1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding period against which such results are being compared). FX-adjusted revenues and expenses constitute non-GAAP measures. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Prepaid Services business, partially offset by lower revenues earned related to the GBT JV transition services agreement.

Interest income increased $48 million or 3 percent and $196 million or 5 percent for the three and six months ended June 30, 2016, compared to the same periods in the prior year, primarily reflecting a modestly higher yield and an increase in average Card Member loans (including Card Member loans HFS), in the six month period, partially offset by the impact from the sales of the HFS portfolio.

Interest expense increased $22 million or 5 percent and $37 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher average customer deposit balances, partially offset by lower average long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Charge card	$153	$165	$(12)	(7)%	$322	$339	$(17)	(5)%
Card Member loans	285	285	—	—	512	520	(8)	(2)
Other	25	17	8	47	63	28	35	#

Total provisions for losses(a)	$463	$467	$(4)	(1)%	$897	$887	$10	1%

# Denotes a variance greater than 100 percent.

(a)	For the three and six months ended June 30, 2016, provisions for losses does not reflect the HFS portfolios.

Provisions for Losses

Charge card provision for losses decreased $12 million or 7 percent and $17 million or 5 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by a higher reserve release in the current year.

Card Member loans provision for losses remained flat and decreased $8 million or 2 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, as the current year periods do not reflect the HFS portfolios as related credit costs were reported in Other expenses through a valuation allowance adjustment, the decrease from which was offset by strong momentum in our lending growth initiatives.

Other provision for losses increased $8 million and $35 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher net write-offs in merchant financing loans as a result of growth in the portfolio.

Table 4: Expenses Summary

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Marketing and promotion	$788	$761	$27	4%	$1,515	$1,370	$145	11%
Card Member rewards	1,766	1,799	(33)	(2)	3,469	3,439	30	1
Card Member services and other	281	242	39	16	563	503	60	12
Total marketing, promotion, rewards, Card Member services and other	2,835	2,802	33	1	5,547	5,312	235	4
Salaries and employee benefits	1,451	1,250	201	16	2,789	2,555	234	9
Other, net(a)	470	1,535	(1,065)	(69)	1,890	2,934	(1,044)	(36)
Total expenses	$4,756	$5,587	$(831)	(15)%	$10,226	$10,801	$(575)	(5)%

(a)	Effective December 1, 2015, Other, net included the valuation allowance adjustment associated with the HFS portfolios.

Expenses

Marketing and promotion expenses increased $27 million or 4 percent and $145 million or 11 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, driven by elevated levels of spending on growth initiatives, predominantly within the USCS and ICNS segments.

Card Member rewards expenses decreased $33 million or 2 percent and increased $30 million or 1 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year.

The decrease for the three-month period was primarily driven by lower cobrand rewards expense of $67 million, reflecting the decline in spending on Costco cobrand cards, as well as a shift in volumes to cash rebate products for which the rewards costs are classified as contra-discount revenue, partially offset by increased spending volumes across other cobrand card products. The lower cobrand rewards expense was partially offset by higher Membership Rewards expense of $34 million, primarily driven by an increase in new points earned as a result of higher spending volumes and growth in the Ultimate Redemption Rate (URR).

The increase for the six months ended was primarily driven by higher Membership Rewards expense of $83 million, primarily driven by an increase in new points earned as a result of higher spending volumes, partially offset by lower cobrand rewards expense of $53 million as a result of the above mentioned decline in spending on Costco cobrand cards and the shift in volumes to cash rebate products.

The Membership Rewards URR for current program participants was 95 percent (rounded down) at June 30, 2016, compared to 95 percent (rounded up) at June 30, 2015.

Card Member services and other expenses increased $39 million or 16 percent and $60 million or 12 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, driven by increased usage of travel-related benefits.

Salaries and employee benefits expenses increased $201 million or 16 percent and $234 million or 9 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, driven by restructuring in the current year.

Other expenses decreased $1.1 billion or 69 percent and $1.0 billion or 36 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decreases in both periods were driven by the gain on the sale of the Costco Card Member loans and receivables HFS portfolio and lower fraud expenses, partially offset by the impact of the transfer of the HFS portfolios to Card Member loans and receivables HFS effective December 2015, as related credit costs were reported in Other expenses through a valuation allowance adjustment. The decrease in the six-month period also includes the gain on the sale of the JetBlue Card Member loans HFS portfolio, partially offset by the benefit in the prior year from both the reassessment of the functional currency of certain UK legal entities and other FX-related activity.

Income Taxes

The effective tax rate was 33.2 percent and 33.8 percent for the three and six months ended June 30, 2016, respectively, and 33.9 percent and 34.0 percent for the three and six months ended June 30, 2015, respectively. The tax rates in all periods primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business. Additionally, the effective tax rate in the current-year periods reflected the resolution of certain prior years’ tax items.

Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2016 vs.	As of or for the Six Months Ended June 30,		Change 2016 vs.
	2016	2015	2015	2016	2015	2015
Card billed business: (billions)
United States	$185.1	$181.8	2%	$361.4	$351.2	3%
Outside the United States	84.2	80.2	5	161.7	156.4	3

Worldwide	$269.3	$262.0	3	$523.1	$507.6	3

Total cards-in-force: (millions)
United States	47.0	55.3	(15)	47.0	55.3	(15)
Outside the United States	61.2	58.5	5	61.2	58.5	5

Worldwide	108.2	113.8	(5)	108.2	113.8	(5)

Basic cards-in-force: (millions)
United States	37.0	42.8	(14)	37.0	42.8	(14)
Outside the United States	50.5	48.2	5	50.5	48.2	5

Worldwide	87.5	91.0	(4)	87.5	91.0	(4)

Average basic Card Member spending: (dollars)(a)
United States	$4,672	$4,616	1	$8,941	$8,936	—
Outside the United States	3,319	3,297	1	6,404	6,426	—
Worldwide Average	4,313	4,272	1	8,280	8,277	—
Card Member loans: (billions)(b)
United States	53.2	61.8	(14)	53.2	61.8	(14)
Outside the United States	6.7	7.2	(8)	6.7	7.2	(8)

Worldwide	$59.9	$69.0	(13)	$59.9	$69.0	(13)

Average discount rate	2.43%	2.49%	(2)	2.43%	2.49%	(2)
Average fee per card (dollars)(a)	$42	$39	8	$41	$39	5
Average fee per card adjusted (dollars)(a)	$46	$43	7%	$45	$44	2%

(a)	Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force. The average fee per card adjusted, which is a non-GAAP measure, is computed in the same manner, but excludes deferred direct acquisition costs. The amount of deferred costs recognized was $74 million and $61 million for the three months ended June 30, 2016 and 2015, respectively, and $142 million and $145 million for the six months ended June 30, 2016 and 2015, respectively. We present the average fee per card adjusted because we believe this metric presents a useful indicator of card fee pricing across a range of our proprietary card products.

(b)	Effective December 1, 2015, does not reflect the HFS portfolios.

Table 6: Billed Business Growth

	Three Months Ended
	June 30, 2016
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)

Worldwide(b)
Total billed business	3%	4%
Proprietary billed business	2	3
GNS billed business(c)	5	11
Airline-related volume (8% of worldwide billed business)	(4)	(3)
United States(b)
Billed business	2
Proprietary consumer card billed business(d)	—
Proprietary small business and corporate services billed business(e)	4
T&E-related volume (26% of U.S. billed business)	(1)
Non-T&E-related volume	3
Airline-related volume (7% of U.S. billed business)	(8)
Outside the United States(b)
Billed business	5	10
Japan, Asia Pacific & Australia billed business	12	13
Latin America & Canada billed business	(9)	6
Europe, the Middle East & Africa billed business	3	6
Proprietary consumer card billed business(c)	4	8
Proprietary small business and corporate services billed business(e)	3%	6%

(a)	The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding period against which such results are being compared).
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 7: Billed Business Growth

	Six Months Ended
	June 30, 2016
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)

Worldwide(b)
Total billed business	3%	5%
Proprietary billed business	3	4
GNS billed business(c)	5	12
Airline-related volume (8% of worldwide billed business)	(4)	(2)
United States(b)
Billed business	3
Proprietary consumer card billed business(d)	2
Proprietary small business and corporate services billed business(e)	4
T&E-related volume (26% of U.S. billed business)	—
Non-T&E-related volume	4
Airline-related volume (7% of U.S. billed business)	(6)
Outside the United States(b)
Billed business	3	9
Japan, Asia Pacific & Australia billed business	10	13
Latin America & Canada billed business	(11)	5
Europe, the Middle East & Africa billed business	3	7
Proprietary consumer card billed business(c)	3	8
Proprietary small business and corporate services billed business(e)	—%	5%

(a)	Refer to Note (a) in Table 6.
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2016 vs.	As of or for the Six Months Ended June 30,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015

Worldwide Card Member receivables: (a)
Total receivables (billions)	$45.2	$44.9	1%	$45.2	$44.9	1%
Loss reserves:
Beginning balance	$446	$429	4	$462	$465	(1)
Provisions (b)	153	165	(7)	322	339	(5)
Net write-offs (c)	(173)	(171)	1	(359)	(370)	(3)
Other	(3)	(3)	—	(2)	(14)	(86)

Ending balance	$423	$420	1	$423	$420	1

% of receivables	0.9%	0.9%		0.9%	0.9%
Net write-off rate — principal only (d)	1.6%	1.7%		1.7%	1.9%
Net write-off rate — principal and fees (d)	1.8%	1.9%		2.0%	2.1%
30+ days past due as a % of total (d)	1.3%	1.5%		1.3%	1.5%
Net loss ratio as a % of charge volume — GCP	0.09%	0.09%		0.09%	0.10%
90+ days past billing as a % of total — GCP	0.7%	0.7%		0.7%	0.7%

Worldwide Card Member loans: (a)
Total loans (billions)	$59.9	$69.0	(13)	$59.9	$69.0	(13)
Loss reserves:
Beginning balance	$1,012	$1,130	(10)	$1,028	$1,201	(14)
Provisions (b)	285	285	—	512	520	(2)
Net write-offs — principal only (c)	(223)	(243)	(8)	(437)	(502)	(13)
Net write-offs — interest and fees (c)	(40)	(42)	(5)	(80)	(85)	(6)
Other (e)	57	2	#	68	(2)	#

Ending balance	$1,091	$1,132	(4)	$1,091	$1,132	(4)

Ending reserves — principal	$1,037	$1,076	(4)	$1,037	$1,076	(4)
Ending reserves — interest and fees	$54	$56	(4)	$54	$56	(4)
% of loans	1.8%	1.6%		1.8%	1.6%
% of past due	160%	171%		160%	171%
Average loans (billions)(a)	$58.8	$68.0	(13)%	$58.2	$68.0	(14)%
Net write-off rate — principal only (d)	1.5%	1.4%		1.5%	1.5%
Net write-off rate — principal, interest and fees (d)	1.8%	1.7%		1.8%	1.7%
30+ days past due as a % of total (d)	1.1%	1.0%		1.1%	1.0%

#	Denotes a variance greater than 100 percent.

(a)	Refer to Table 5 footnote (b).
(b)	Provisions on principal and fee reserve components on Card Member receivables and provisions for principal, interest and/or fees on Card Member loans. Refer to Table 3 footnote (a).
(c)	Write-offs, less recoveries.
(d)	We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total relate to USCS, ICNS and Global Small Business Services (GSBS) Card Member receivables.
(e)	Includes reserves associated with Card Member loans reclassified from HFS to held for investment. Refer to Changes in Card Member loans reserve for losses under Note 4 to our Consolidated Financial Statements for additional information.

Table 9: Net Interest Yield on Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2016	2015	2016	2015
Net interest income	$1,449	$1,423	$3,029	$2,870
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	247	248	485	494
Interest income not attributable to the Company’s Card Member loan portfolio	(102)	(91)	(205)	(177)

Adjusted net interest income (a)	$1,594	$1,580	$3,309	$3,187
Average loans including HFS loan portfolios (billions)	$67.6	$68.0	$69.2	$68.0

Net interest income divided by average loans	8.6%	8.4%	8.8%	8.4%
Net interest yield on Card Member loans (a)	9.5%	9.3%	9.6%	9.5%

(a)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

U.S. Consumer Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$2,069	$2,176	$(107)	(5)%	$4,098	$4,207	$(109)	(3)%

Interest income	1,278	1,252	26	2	2,669	2,525	144	6
Interest expense	139	121	18	15	279	235	44	19

Net interest income	1,139	1,131	8	1	2,390	2,290	100	4

Total revenues net of interest expense	3,208	3,307	(99)	(3)	6,488	6,497	(9)	—
Provisions for losses	237	243	(6)	(2)	427	436	(9)	(2)

Total revenues net of interest expense after provisions for losses	2,971	3,064	(93)	(3)	6,061	6,061	—	—

Expenses
Marketing, promotion, rewards, Card Member services and other	1,369	1,366	3	—	2,717	2,576	141	5
Salaries and employee benefits and other operating expenses	(96)	759	(855)	#	559	1,505	(946)	(63)

Total expenses	1,273	2,125	(852)	(40)	3,276	4,081	(805)	(20)

Pretax segment income	1,698	939	759	81	2,785	1,980	805	41
Income tax provision	631	326	305	94	1,024	708	316	45

Segment income	$1,067	$613	$454	74%	$1,761	$1,272	$489	38%

Effective tax rate	37.2%	34.7%			36.8%	35.8%

#	Denotes a variance greater than 100 percent.

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.

Non-interest revenues decreased $107 million or 5 percent and $109 million or 3 percent for the three and six months ended June 30, 2016, compared to the same periods in the prior year, primarily driven by lower discount revenue as a result of higher cash rebate rewards due to new Card Member acquisition offers, and a decline in the discount rate, which was partially offset by growth in billed business of 2 percent for the six months ended June 30, 2016. Billed business was relatively flat for the three months ended June 30, 2016, compared to the same period in the prior year, with a decline in Costco cobrand card volumes and the sale of the Costco cobrand card portfolio in the current year negatively impacting billed business growth for both the three and six months ended June 30, 2016. The decrease in discount revenue was partially offset by an increase in net card fees, resulting from growth in the Platinum, Gold and Delta portfolios.

Net interest income increased $8 million or 1 percent and $100 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily reflecting a modestly higher yield and an increase in average Card Member loans (including Card Member loans HFS), in the six month period, partially offset by the impact from the sales of the HFS portfolios and higher interest expense.

Overall, provisions for losses decreased $6 million or 2 percent and $9 million or 2 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, as the current year periods do not reflect provisions for the HFS portfolios as related credit costs were reported in Other expenses through a valuation allowance adjustment, the decrease from which was partially offset by strong momentum in our lending growth initiatives and higher net write-offs.

Marketing, promotion, rewards, Card Member services and other expenses were relatively flat and increased $141 million or 5 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. In the three-month period, increases in marketing and promotion expense and Card Member services and other expenses of $22 million and $19 million, respectively, were offset by a $38 million decrease in rewards expense. The increase for the six-month period was primarily driven by a $103 million increase in marketing and promotion expense, reflecting elevated levels of spending on growth initiatives, and a $40 million increase in Card Member services expense, driven by increased usage of new benefits.

Salaries and employee benefits and other operating expenses decreased $855 million and $946 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by the gain on the sale of the Costco Card Member loans and receivables HFS portfolio, partially offset by restructuring in the current year. The decrease in the six-month period also includes the gain on the sale of the JetBlue Card Member loans HFS portfolio.

Table 11: USCS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2016	Six Months Ended		2016
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015
Card billed business (billions)	$93.4	$93.6	—%	$182.4	$179.3	2%
Total cards-in-force	31.8	39.1	(19)	31.8	39.1	(19)
Basic cards-in-force	22.6	27.3	(17)	22.6	27.3	(17)
Average basic Card Member spending (dollars)	$3,417	$3,472	(2)	$6,523	$6,635	(2)
Total segment assets (billions)(a)	$81.3	$84.4	(4)	$81.3	$84.4	(4)
Segment capital (billions)	$6.8	$7.9	(13)	$6.8	$7.9	(13)
Return on average segment capital (b)	38.9%	31.2%		38.9%	31.2%
Return on average tangible segment capital (b)	40.7%	32.4%		40.7%	32.4%

Card Member receivables: (c)
Total receivables (billions)	$10.6	$10.8	(2)	$10.6	$10.8	(2)
Net write-off rate – principal only (d)	1.3%	1.2%		1.5%	1.7%
Net write-off rate – principal and fees (d)	1.6%	1.4%		1.8%	1.9%
30+ days past due as a % of total	1.2%	1.4%		1.2%	1.4%

Card Member loans: (c)
Total loans (billions)	$44.6	$51.8	(14)%	$44.6	$51.8	(14)%
Average loans (billions)	$43.5	$51.1	(15)%	$43.1	$51.1	(16)%
Net write-off rate – principal only (d)	1.5%	1.4%		1.5%	1.4%
Net write-off rate – principal, interest and fees (d)	1.7%	1.6%		1.7%	1.7%
30+ days past due loans as a % of total	1.1%	0.9%		1.1%	0.9%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,139	$1,131		$2,390	$2,290
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	20	18		39	35
Interest income not attributable to the Company’s Card Member loan portfolio	(5)	(3)		(10)	(7)

Adjusted net interest income (e)	$1,154	$1,146		$2,419	$2,318

Average loans including HFS loan portfolios (billions)	$50.8	$51.1		$52.3	$51.1

Net interest income divided by average loans	9.0%	8.9%		9.1%	9.0%
Net interest yield on Card Member loans(e)	9.1%	9.0%		9.3%	9.2%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.8 billion and $2.4 billion for the twelve months ended June 30, 2016 and 2015, respectively) by (ii) one-year average segment capital ($7.3 billion and $7.6 billion for the twelve months ended June 30, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $339 million and $280 million as of June 30, 2016 and 2015, respectively. We believe the return on average tangible segment capital is a useful measure of the profitability of our business.
(c)	Refer to Table 5 footnote (b).
(d)	Refer to Table 8 footnote (d).
(e)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

International Consumer and Network Services

Table 12: ICNS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$1,242	$1,163	$79	7%	$2,382	$2,308	$74	3%

Interest income	234	237	(3)	(1)	461	482	(21)	(4)
Interest expense	58	58	—	—	112	121	(9)	(7)

Net interest income	176	179	(3)	(2)	349	361	(12)	(3)

Total revenues net of interest expense	1,418	1,342	76	6	2,731	2,669	62	2
Provisions for losses	78	76	2	3	149	146	3	2

Total revenues net of interest expense after provisions for losses	1,340	1,266	74	6	2,582	2,523	59	2

Expenses
Marketing, promotion, rewards, Card Member services and other	500	482	18	4	981	929	52	6
Salaries and employee benefits and other operating expenses	567	546	21	4	1,073	1,076	(3)	—

Total expenses	1,067	1,028	39	4	2,054	2,005	49	2

Pretax segment income	273	238	35	15	528	518	10	2
Income tax provision	45	45	—	—	112	128	(16)	(13)

Segment income	$228	$193	$35	18%	$416	$390	$26	7%

Effective tax rate	16.5%	18.9%			21.2%	24.7%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.

Non-interest revenues increased $79 million or 7 percent and $74 million or 3 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher discount revenue, due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, higher net card fees and a contractual payment from a GNS partner in the second quarter of 2016. Total billed business increased 5 percent and 4 percent for the three and six months ended June 30, 2016, respectively (10 percent for both periods on an FX-adjusted basis), compared to the same periods in the prior year, primarily due to increased proprietary and GNS cards-in-force, with a relatively consistent level of average spend per card.2 Refer to Tables 6 and 7 for additional information on billed business by region.

Interest income decreased $3 million or 1 percent and $21 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, reflecting the impact of changes in FX rates year-over-year. FX-adjusted interest income increased 9 percent and 7 percent, respectively, primarily driven by higher average FX-adjusted loan balances. 2

Interest expense was relatively flat and decreased $9 million or 7 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, reflecting the impact of changes in FX rates year-over-year. FX-adjusted interest expense increased 9 percent and 6 percent, respectively, driven by higher funding costs. 2

2 Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Provisions for losses increased $2 million or 3 percent and $3 million or 2 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, driven by higher net write-offs.

Marketing, promotion, rewards, Card Member services and other expenses increased $18 million or 4 percent and $52 million or 6 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by elevated levels of spending on growth initiatives.

Salaries and employee benefits and other operating expenses increased $21 million or 4 percent and was relatively flat (and increased 7 percent and 3 percent on an FX-adjusted basis) for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by restructuring in the current year.3

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under the Company’s internal tax allocation process. The effective tax rate for 2016 also reflects the allocated share of tax benefits related to the resolution of certain prior years’ items. In addition, the effective tax rate in each of the periods reflects the impact of recurring permanent tax benefits on varying levels of pretax income.

3 Refer to footnote 1 on page 37 for details regarding foreign currency adjusted information.

Table 13: ICNS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2016	Six Months Ended		2016
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015
Card billed business (billions)
Proprietary	$26.5	$25.5	4%	$51.2	$49.9	3%
GNS	43.8	41.5	5	84.3	80.1	5

Total	$70.3	$67.0	5	$135.5	$130.1	4

Total cards-in-force
Proprietary	15.0	14.5	3	15.0	14.5	3
GNS	48.0	45.5	5	48.0	45.5	5

Total	63.0	60.0	5	63.0	60.0	5

Proprietary basic cards-in-force	10.3	9.9	4	10.3	9.9	4
Average proprietary basic Card Member spending (dollars)	$2,609	$2,600	—	$5,066	$5,047	—
Total segment assets (billions)(a)	$35.0	$28.9	21	$35.0	$28.9	21
Segment capital (billions)	$2.6	$3.1	(16)	$2.6	$3.1	(16)
Return on average segment capital (b)	25.5%	24.8%		25.5%	24.8%
Return on average tangible segment capital (b)	34.3%	34.1%		34.3%	34.1%

Card Member receivables: (c)
Total receivables (billions)	$5.6	$5.5	1	$5.6	$5.5	1
Net write-off rate – principal only (d)	2.2%	2.1%		2.2%	2.0%
Net write-off rate – principal and fees(d)	2.3%	2.3%		2.4%	2.2%
30+ days past due loans as a % of total	1.4%	1.5%		1.4%	1.5%

Card Member loans: (c)
Total loans (billions)	$6.6	$7.2	(8)	$6.6	$7.2	(8)
Average loans (billions)	$6.8	$7.0	(4)%	$6.8	$7.1	(5)%
Net write-off rate – principal only (d)	2.1%	2.0%		2.0%	2.0%
Net write-off rate – principal, interest and fees (d)	2.5%	2.5%		2.4%	2.5%
30+ days past due loans as a % of total	1.7%	1.6%		1.7%	1.6%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$176	$179		$349	$361
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	10	14		21	28
Interest income not attributable to the Company’s Card Member loan portfolio	(4)	(6)		(7)	(9)

Adjusted net interest income (e)	$182	$187		$363	$380

Average loans (billions)	$6.8	$7.0		$6.8	$7.1

Net interest income divided by average loans	10.4%	10.2%		10.3%	10.1%
Net interest yield on Card Member loans (e)	10.8%	10.7%		10.8%	10.7%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($711 million and $688 million for the twelve months ended June 30, 2016 and 2015, respectively) by (ii) one-year average segment capital ($2.8 billion for both the twelve months ended June 30, 2016 and 2015). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $0.7 billion and $0.8 billion as of June 30, 2016 and 2015, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.
(c)	Refer to Table 5 footnote (b).
(d)	Refer to Table 8 footnote (d).
(e)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$2,280	$2,285	$(5)	—%	$4,470	$4,460	$10	—%

Interest income	310	289	21	7	631	567	64	11
Interest expense	104	91	13	14	199	180	19	11

Net interest income	206	198	8	4	432	387	45	12

Total revenues net of interest expense	2,486	2,483	3	—	4,902	4,847	55	1
Provisions for losses	139	136	3	2	299	287	12	4

Total revenues net of interest expense after provisions for losses	2,347	2,347	—	—	4,603	4,560	43	1

Expenses
Marketing, promotion, rewards, Card Member services and other	841	809	32	4	1,607	1,532	75	5
Salaries and employee benefits and other operating expenses	596	689	(93)	(13)	1,325	1,362	(37)	(3)

Total expenses	1,437	1,498	(61)	(4)	2,932	2,894	38	1

Pretax segment income	910	849	61	7	1,671	1,666	5	—
Income tax provision	334	299	35	12	610	599	11	2

Segment income	$576	$550	$26	5%	$1,061	$1,067	$(6)	(1)%

Effective tax rate	36.7%	35.2%			36.5%	36.0%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides financing products for qualified merchants.

Non-interest revenues were relatively flat for both the three and six months ended June 30, 2016, compared to the same periods in the prior year. Billed business increased 4 percent for both the three and six months ended June 30, 2016, compared to the same periods in the prior year. These increases in billed business were offset by higher contra revenues, primarily due to higher cash rebate rewards, as well as the benefit related to certain merchant rebate accruals in the prior year.

Net interest income increased $8 million or 4 percent and $45 million or 12 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher average loan balances, including HFS, partially offset by higher interest expense.

Provisions for losses increased $3 million or 2 percent and $12 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher net write-offs in the merchant financing loan portfolio, partially offset by lower net write-offs in the Card Member receivables portfolio.

Marketing, promotion, rewards, Card Member services and other expenses increased $32 million or 4 percent and $75 million or 5 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher Card Member rewards expense, due to higher spending volumes, and increased marketing and promotion expense.

Salaries and employee benefits and other operating expenses decreased $93 million or 13 percent and $37 million or 3 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to the gain on the sale of the Costco Card Member loans and receivables HFS portfolio, partially offset by a restructuring charge in the current year, and higher operating expenses, including technology development and professional fees.

Table 15: GCS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2016	Six Months Ended		2016
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015
Card billed business (billions)	$104.3	$100.4	4%	$202.8	$195.9	4%
Total cards-in-force	13.4	14.7	(9)	13.4	14.7	(9)
Basic cards-in-force	13.4	14.7	(9)	13.4	14.7	(9)
Average basic Card Member spending (dollars)	$7,060	$6,811	4	$13,592	$13,299	2
Total segment assets (billions)(a)	$46.2	$45.9	1	$46.2	$45.9	1
Segment capital (billions)	$7.7	$7.1	8	$7.7	$7.1	8
Return on average segment capital (b)	28.1%	35.2%		28.1%	35.2%
Return on average tangible segment capital (b)	38.9%	49.2%		38.9%	49.2%
Card Member receivables (billions)(c)	$29.1	$28.6	2	$29.1	$28.6	2
Card Member loans (billions)(c)	$8.7	$10.0	(13)	$8.7	$10.0	(13)

Card Member receivables:
Total receivables - GCP (billions)	$15.3	$15.9	(3)	$15.3	$15.9	(3)
90+ days past billing as a % of total - GCP (d)	0.7%	0.7%		0.7%	0.7%
Net loss ratio (as a % of charge volume) - GCP	0.09%	0.09%		0.09%	0.10%
Total receivables - GSBS (billions)(c)	$13.7	$12.8	7	$13.7	$12.8	7
Net write-off rate (principal only) - GSBS (e)	1.6%	1.9%		1.7%	2.0%
Net write-off rate (principal and fees) - GSBS (e)	1.9%	2.1%		2.0%	2.3%
30+ days past due as a % of total - GSBS	1.4%	1.6%		1.4%	1.6%

Card Member loans: (c)
Total loans - GSBS (billions)	$8.6	$9.9	(13)	$8.6	$9.9	(13)
Average loans - GSBS (billions)	$8.5	$9.8	(14)%	$8.3	$9.7	(15)%
Net write-off rate (principal only) - GSBS (e)	1.3%	1.3%		1.3%	1.3%
Net write-off rate (principal, interest and fees) - GSBS (e)	1.6%	1.5%		1.6%	1.5%
30+ days past due as a % of total - GSBS	1.1%	0.9%		1.1%	0.9%

Calculation of Net Interest Yield on Card Member loans:
Net interest income	$206	$198		$432	$387
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	80	72		152	143
Interest income not attributable to the Company’s Card Member loan portfolio	(29)	(22)		(57)	(42)

Adjusted net interest income (f)	$257	$248		$527	$488

Average loans including HFS loan portfolios (billions)	$10.0	$9.9		$10.1	$9.7

Net interest income divided by average loans	8.2%	8.0%		8.5%	8.0%
Net interest yield on Card Member loans (f)	10.3%	10.0%		10.5%	10.1%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.0 billion and $2.4 billion for the twelve months ended June 30, 2016 and 2015, respectively) by (ii) one-year average segment capital ($7.2 billion and $6.9 billion for the twelve months ended June 30, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $2.0 billion as of both June 30, 2016 and 2015. We believe return on average tangible segment capital is a useful measure of the profitability of our business.
(c)	Refer to Table 5 footnote (b).
(d)	For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.
(e)	Refer to Table 8 footnote (d).
(f)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Merchant Services

Table 16: GMS Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Non-interest revenues	$1,087	$1,130	$(43)	(4)%	$2,128	$2,200	$(72)	(3)%

Interest income	1	1	—	—	1	1	—	—
Interest expense	(61)	(49)	(12)	24	(120)	(108)	(12)	11

Net interest income	62	50	12	24	121	109	12	11

Total revenues net of interest expense	1,149	1,180	(31)	(3)	2,249	2,309	(60)	(3)
Provisions for losses	5	8	(3)	(38)	13	14	(1)	(7)

Total revenues net of interest expense after provisions for losses	1,144	1,172	(28)	(2)	2,236	2,295	(59)	(3)

Expenses
Marketing, promotion, rewards, Card Member services and other	58	76	(18)	(24)	116	132	(16)	(12)
Salaries and employee benefits and other operating expenses	489	510	(21)	(4)	952	991	(39)	(4)

Total expenses	547	586	(39)	(7)	1,068	1,123	(55)	(5)

Pretax segment income	597	586	11	2	1,168	1,172	(4)	—
Income tax provision	224	217	7	3	438	434	4	1

Segment income	$373	$369	$4	1%	$730	$738	$(8)	(1)%

Effective tax rate	37.5%	37.0%			37.5%	37.0%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data, leveraging the Company’s global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues decreased $43 million or 4 percent and $72 million or 3 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher contra revenues, as well as a decrease in the discount rate, partially offset by a 3 percent increase in global billed business for both periods.

Net interest income increased $12 million or 24 percent and $12 million or 11 percent for the three and six months ended June 30, 2016, compared to the same periods in the prior year, reflecting a higher interest expense credit relating to internal transfer pricing and funding rates, which resulted in a net benefit for GMS due to its merchant payables.

Marketing, promotion, rewards, Card Member services and other expenses decreased $18 million or 24 percent and $16 million or 12 percent for the three months and six months ended June 30, 2016, compared to the same periods in the prior year, primarily driven by higher marketing and promotion expenses related to our loyalty coalition business in the prior year.

Salaries and employee benefits and other operating expenses decreased $21 million or 4 percent and $39 million or 4 percent for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily due to the growth of the OptBlue program, which does not entail merchant acquirer payments.

Table 17: GMS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2016 vs.	As of or for the Six Months Ended June 30,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015

Loyalty Coalition revenue	$104	$88	18%	$198	$179	11%
Average discount rate	2.43%	2.49%		2.43%	2.49%
Total segment assets(a)(billions)	$24.1	$17.4	39%	$24.1	$17.4	39%
Segment capital (billions)	$2.4	$2.3	5%	$2.4	$2.3	5%
Return on average segment capital(b)	61.9%	68.0%		61.9%	68.0%
Return on average tangible segment capital(b)	77.9%	89.5%		77.9%	89.5%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for both the twelve months ended June 30, 2016 and 2015) by (ii) one-year average segment capital ($2.4 billion and $2.2 billion for the twelve months ended June 30, 2016 and 2015, respectively). Return on average tangible segment capital, a non-GAAP measure, is computed in the same manner as return on average segment capital except the computation excludes from average segment capital average goodwill and other intangibles of $495 million and $521 million as of June 30, 2016 and 2015, respectively. We believe return on average tangible segment capital is a useful measure of the profitability of our business.

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.

Corporate & Other net expense decreased to $229 million for the three months ended June 30, 2016, compared to $252 million for the three months ended June 30, 2015 and increased to $527 million for the six months ended June 30, 2016, compared to $469 million for the six months ended June 30, 2015. The increase for the six-month period was primarily driven by the benefit in the first quarter of the prior year from both the reassessment of the functional currency of certain UK legal entities and other FX-related activity, as well as restructuring in the current year, partially offset by higher income from our Prepaid Services business.

Results for both periods disclosed included net interest expense related to maintaining the liquidity pool discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management”, as well as interest expense related to other corporate indebtedness.

Consolidated Capital Resources and Liquidity

Our balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;

•	A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and

•	Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve-month period, even in the event we are unable to continue to raise new funds under our traditional funding programs during a substantial weakening in economic conditions.

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (AECB) and American Express Bank, FSB (FSB), as well as additional ratios widely utilized in the marketplace, as of June 30, 2016.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2016(a)	Ratios as of June 30, 2016

Risk-Based Capital
Common Equity Tier 1	5.1%
American Express		13.5%
AECB		17.1
FSB		20.2
Tier 1	6.6
American Express		14.7
AECB		17.1
FSB		20.2
Total	8.6
American Express		16.4
AECB		18.4
FSB		22.2
Tier 1 Leverage	4.0
American Express		11.5
AECB		17.4
FSB		14.3
Supplementary Leverage Ratio(b)	3.0%
American Express		9.7
AECB		13.6
FSB		11.2
Common Equity to Risk-Weighted Assets
American Express		15.6
Tangible Common Equity to Risk-Weighted Assets(c)
American Express		12.7%

(a)	Transitional Basel III minimum and conservation buffer as defined by the Federal Reserve for calendar year 2016 for Advanced Approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.
(c)	Tangible Common Equity to Risk-Weighted Assets, a non-GAAP measure, is calculated by dividing shareholders’ equity of $20.7 billion as of June 30, 2016, less preferred shares of $1.6 billion and goodwill and other intangibles of $3.6 billion, by risk-weighted assets of $122.5 billion. We believe presenting the ratio of Tangible Common Equity to Risk-Weighted Assets is a useful measure of evaluating the strength of our capital position. Tangible Common Equity to Risk-Weighted Assets ratio is widely used in the marketplace, although it may be calculated differently by different companies.

Table 19: Regulatory Risk-Based Capital Components and Risk Weighted Assets

($ in Billions)	June 30, 2016

Risk-Based Capital
Common Equity Tier 1	$16.5
Tier 1 Capital	18.0
Tier 2 Capital(a)	2.1
Total Capital	20.1

Risk Weighted Assets	122.5
Average Total Assets to calculate the Tier 1 Leverage Ratio	156.6
Total Leverage Exposure to calculate SLR	$186.0

(a)	Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of June 30, 2016 were $156.6 billion.

Supplementary Leverage Ratio – The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure under Basel III. Leverage exposure, which reflects average total consolidated assets with adjustments for Tier 1 capital deductions, average off-balance sheet derivatives exposures, securities purchased under agreements to resell and credit equivalents of undrawn commitments that are both conditionally and unconditionally cancellable. Total leverage exposure for supplementary leverage ratio purposes as of June 30, 2016 was $186.0 billion.

The following is a definition for Tangible Common Equity to Risk-Weighted Assets ratio, which is widely used in the marketplace, although it may be calculated differently by different companies:

Common Equity and Tangible Common Equity to Risk-Weighted Assets Ratios — Common equity equals our shareholders’ equity of $20.7 billion as of June 30, 2016, less preferred shares of $1.6 billion. Tangible common equity, a non-GAAP measure, equals common equity less goodwill and other intangibles of $3.6 billion as of June 30, 2016. We believe presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of our capital position.

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased-in as of June 30, 2016. These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 20: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

($ in Billions)	June 30, 2016

Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	12.9%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	14.2

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.2
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.4%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$123.7
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	156.3
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$185.7

(a)	The Fully Phased-in Basel III Common Equity Tier 1 and Tier 1 risk-based capital ratios, non-GAAP measures, are calculated as Common Equity Tier 1 or Tier 1 capital under Fully Phased-in Basel III rules, as applicable, divided by risk-weighted assets under Fully Phased-in Basel III rules. Refer to Table 21 for a reconciliation of Common Equity Tier 1 and Tier 1 capital under Fully Phased-in Basel III rules to Common Equity Tier 1 and Tier 1 capital under Transitional Basel III rules.
(b)	The Fully Phased-in Basel III Tier 1 and supplementary leverage ratios, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III, respectively.
(c)	Estimated Fully Phased-in Basel III risk-weighted assets, a non-GAAP measure, reflect our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.
(d)	Estimated Fully Phased-in Basel III Leverage Exposure, a non-GAAP measure, reflects average total consolidated assets with adjustments for Tier 1 capital deductions on a fully phased-in basis, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities.

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

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of June 30, 2016.

Table 21: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET 1	Tier 1
Risk-Based Capital under Transitional Basel III	$16.5	$18.0
Adjustments related to:
AOCI	(0.2)	(0.2)
Transition provisions for intangible assets	(0.3)	(0.3)
Other	(0.1)	—

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$15.9	$17.5

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

During the three and six months ended June 30, 2016, we returned $2.0 billion and $3.4 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.6 billion, respectively) and share repurchases ($1.7 billion and $2.8 billion, respectively). We repurchased 27 million common shares at an average price of $64.05 in the second quarter of 2016. These dividend and share repurchase amounts represent approximately 96 percent and 97 percent of total capital generated during the three and six-month periods, respectively.

In addition, during the three months ended June 30, 2016, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series B Preferred Shares during the second quarter of 2016 were $19 million.

On June 29, 2016, we were informed that the Federal Reserve did not object to our capital plan to return capital to shareholders through share repurchases of up to $3.3 billion during the period beginning with the third quarter of 2016 through and including the second quarter of 2017, as well as an increase in our quarterly dividend to $0.32 per share, from $0.29 per share, beginning with the third quarter 2016 dividend declaration, subject to approval by our Board of Directors. The timing and amount of common shares purchased under our authorized capital plan will depend on various factors, including our business plans, financial performance and market conditions. To facilitate repurchases, we may, from time to time, make purchases pursuant to one or more trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase common shares during periods when we might otherwise be prevented from doing so under applicable law or because of self-imposed trading blackout periods.

Funding Strategy

Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.

During the three months ended June 30, 2016, we issued $1.75 billion of senior unsecured notes from American Express Credit Corporation with a maturity of five years and a coupon of 2.25 percent.

Summary of Consolidated Debt

We had the following consolidated debt and customer deposits outstanding as of June 30, 2016, and December 31, 2015:

Table 22: Consolidated Debt

(Billions)	June 30, 2016	December 31, 2015
Short-term borrowings	$2.3	$4.8
Long-term debt	50.6	48.1

Total debt	52.9	52.9
Customer deposits	54.4	55.0

Total debt and customer deposits	$107.3	$107.9

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

Table 23: Unsecured Debt Ratings

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

Deposit Programs

We held the following deposits as of June 30, 2016 and December 31, 2015:

Table 24: Customer Deposits

(Billions)	June 30, 2016	December 31, 2015
U.S. retail deposits:
Savings accounts — Direct	$30.2	$29.0
Certificates of deposit:(a)
Direct	0.3	0.3
Third-party (brokered)	13.5	13.9
Sweep accounts — Third-party (brokered)	9.7	10.9
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.2
Card Member credit balances - U.S. and non-U.S.	0.6	0.7

Total customer deposits	$54.4	$55.0

(a)	The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 25.7 months and 1.91 percent, respectively, as of June 30, 2016.

Asset Securitization Programs

We periodically securitize Card Member loans and receivables arising from our card business, as the securitization market provides us with cost-effective funding. Securitization of Card Member loans and receivables is accomplished through the transfer of those assets to a trust, which in turn issues securities collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to us, through our wholly owned subsidiaries, as consideration for the transferred assets.

The loans and receivables being securitized are reported as Card Member loans and receivables on our Consolidated Balance Sheets, and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of debt securities. During the three months ended June 30, 2016, no such triggering events occurred.

As previously disclosed, we completed the sale of substantially all of our outstanding Costco cobrand Card Member loans and receivables HFS during the three months ended June 30, 2016, resulting in the removal of $3.6 billion of Costco cobrand Card Member loans from the American Express Credit Account Master Trust (the Lending Trust) and the removal of $29 million of Costco cobrand Card Member receivables from the American Express Issuance Trust II (the Charge Trust) on June 17, 2016. In connection with obtaining the necessary affirmations with respect to the removal of the Card Member loans, the Lending Trust acquired additional accounts and approximately $3.0 billion of related Card Member loans on June 1, 2016. The Lending Trust issued two series of investor certificates on June 7, 2016, structured to provide credit enhancement to certain outstanding series of Lending Trust investor certificates.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other regulatory measures of liquidity, such as the LCR, as well as additional stress scenarios required under our liquidity risk policy. The Company was in compliance with the liquidity requirements to which it is subject, including the LCR, for the three months ended June 30, 2016.

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

Securitized Borrowing Capacity

As of June 30, 2016, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2017, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2016, $2.0 billion was drawn on the Charge Trust facility. No amounts were drawn on the Lending Trust facility.

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

We had approximately $53 billion as of June 30, 2016 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of June 30, 2016 of $3.0 billion, which expires on December 9, 2018. As of June 30, 2016, no amounts were drawn on this facility.

Certain Other Off-Balance Sheet Arrangements

As of June 30, 2016, we had approximately $231 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30.

Table 25: Cash Flows

(Billions)	2016	2015
Total cash provided by (used in):
Operating activities	$3.1	$4.2
Investing activities	12.1	(2.9)
Financing activities	(4.3)	(2.4)
Effect of foreign currency exchange rates on cash and cash equivalents and other	—	(0.1)

Net increase in cash and cash equivalents	$11.0	$(1.2)

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the six months ended June 30, 2016 and 2015, net cash provided by operating activities was $3.1 billion and $4.2 billion, respectively, driven by net income of $3.4 billion and $3.0 billion, respectively, adjusted for non-cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The decrease in the current period, as compared to the six months ended June 30, 2015, primarily resulted from offsetting impacts from movements in Other assets and Accounts payable and Other liabilities as a result of normal business operating activities.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, along with gains on sales related thereto, as well as changes in our available for sale investment securities portfolio.

For the six months ended June 30, 2016, and 2015, net cash provided by (used in) investing activities was $12.1 billion and ($2.9) billion, respectively. The increase in the current period, as compared to the six months ended June 30, 2015, was primarily driven by the sales of the JetBlue and Costco HFS portfolios.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the six months ended June 30, 2016, and 2015, net cash used in financing activities was $4.3 billion and $2.4 billion, respectively. The increase in the current period, as compared to the six months ended June 30, 2015, primarily resulted from a net decrease in short-term borrowings and customer deposits in the current year period as compared to the prior year period, as well as higher common share repurchases in the current year period, partially offset by lower net repayments of long-term debt repayments in the current year, as compared to the same period in the prior year.

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

In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and rules to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems. Regulators and legislators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly , as well as adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards, services or benefits to cardholders and merchants. Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure, which could increase our costs and diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network.

In certain countries, such as Australia and certain Member States in the EU, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, as well as other steering practices that are permitted by regulation in some countries could have a material adverse effect on us if it becomes widespread. The Reserve Bank of Australia allows us and other networks to limit a merchant’s right to surcharge to “the reasonable cost of card acceptance.” As discussed below, the Reserve Bank of Australia recently amended its rules to limit surcharging in Australia to the merchant’s actual cost of card acceptance. In the EU, in those Member States that permit surcharging, the Consumer Rights Directive prohibits merchants from surcharging card purchases more than the cost of acceptance.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which has caused and may continue to cause significant volatility in capital and currency markets worldwide. The full impact of Brexit, however, remains uncertain. A process of negotiation, which is likely to take two years or longer, will determine the future terms of the U.K.’s relationship with the European Union. It is unclear at this stage what financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect us.

European Union Payments Legislation

In 2015, the European Union adopted legislation in two parts, covering a wide range of topics across the payments industry. The first part was an EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of revisions to the Payment Services Directive (the PSD2).

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

●	Price caps – Interchange fees on consumer card transactions in the EU are capped as of December 2015, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees and “three party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three party” networks should be treated as “four party” networks (such as Visa and MasterCard, which have interchange fees) when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a cobrand partner or through an agent. This means, for example, the caps will apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU, which may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressures on merchant fees across the industry, including our discount rates. We have brought a legal challenge and seek a ruling from the EU Court of Justice to invalidate the application of price caps in circumstances where three party networks issue cards with a cobrand partner or through an agent. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

●	Card acceptance terms –“Anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, are prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on “anti-steering rules” took effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules took effect in June 2016.

●	Network licensing – In December 2015, the geographic scope of the network licenses that we agree to with our GNS partners in the EU was amended to cover the entire EU in order to meet the requirements of the regulation. This allows GNS partners to actively pursue their American Express business throughout the EU, including countries where we or other GNS partners are present, and may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity to incentivize development of the American Express business in relation to a particular country.

●	Separation of network processing – From June 2016, card networks are required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This provision does not generally apply to “three party” payment networks, such as American Express, but may be deemed applicable, for example, where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

●	Co-badging of cards – From June 2016, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

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

Australia Payments Regulation

Following a formal review of the regulatory framework for card payments in Australia, the Reserve Bank of Australia adopted new regulations on May 26, 2016, including the following:

●	Interchange caps – as of July 1, 2017, the interchange fee paid on Visa and MasterCard credit transactions must not exceed a weighted-average benchmark of 0.50 percent across all transactions, with a maximum interchange fee cap of 0.80 percent for each individual credit card transaction.

●	The inclusion of our GNS business in Australia under interchange regulation, which subjects GNS payments to bank partners to the same interchange caps and regulations that apply to Visa and MasterCard credit card transactions in Australia, effective 1 July 2017.

●	Broadening the definition of interchange fees to include any fees paid by networks to card-issuing banks as incentives to issue cards, as well as any other net payments made to card issuers.

●	Increasing the frequency of periodic weighted-average benchmark calculations from every three years to quarterly to confirm compliance with the interchange caps. In determining compliance, all transactions at Australian merchants (including commercial card transactions, but excluding those on foreign-issued cards) will be taken into consideration.

●	Changing the rules on merchant surcharging to limit surcharging to the actual cost of card acceptance paid to the merchant acquirer, as recorded on the merchant statement issued by the merchant acquirer; the changes take effect as of September 1, 2016 for large merchants and September 1, 2017 for other merchants.

The inclusion of our GNS business under interchange regulation may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants do not include an interchange component and are therefore not capped, the interchange caps, once effective, will likely exert downward pressure on merchant fees across the industry, including our discount rates.

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

On May 5, 2016, the CFPB issued a proposed rule that, if enacted, would, among other changes, require that our consumer arbitration clause not apply to cases filed in court as class actions, unless and until class certification is denied or the class claims are dismissed. The CFPB has set a 90-day period for comment, with the rule becoming effective 211 days after enactment and applying to all agreements entered into after that date.

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

Recently Issued Accounting Standards

Refer to the Recently Issued Accounting Standards section of Note 1 to the Consolidated Financial Statements.

Glossary of Selected Terminology

Adjusted net interest income — A non-GAAP measure that represents net interest income attributable to our Card Member loans and loans HFS (which includes, on a GAAP basis, interest that is deemed uncollectible), excluding the impact of interest expense and interest income not attributable to our Card Member loans. The Company believes adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans.

Asset securitizations — Asset securitization involves the transfer and sale of loans or receivables to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred loans or receivables. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying loans or receivables. The loans and receivables of our Charge Trust and Lending Trust (together, the Trusts) being securitized are reported as assets, and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.

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

Basic cards-in-force — Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner, (i.e., not including additional supplemental cards issued on accounts). Proprietary basic small business and corporate cards-in-force includes both basic and supplemental cards issued. Non-proprietary basic cards-in-force includes cards that are issued and outstanding under network partnership agreements, except for supplemental cards and retail cobrand Card Member accounts which have had no out-of-store spending activity during the prior twelve-month period.

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

Card Member loans and receivables HFS — Beginning as of December 1, 2015 and continuing until a sale is completed, represents Card Member loans and receivables related to our cobrand partnerships with Costco in the United States and JetBlue. The JetBlue and Costco portfolio sales were completed on March 18 and June 17, 2016, respectively.

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

Interest expense — Includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term financing and short-term borrowings, (e.g., commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings), as well as the realized impact of derivatives hedging interest rate risk on our long-term debt.

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

Net interest yield on Card Member loans —A non-GAAP measure that is computed by dividing adjusted net interest income by average loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provisions for losses, and are thus not included in the net interest yield calculation. The Company believes net interest yield on Card Member loans is useful to investors because it provides a measure of profitability of the Company’s Card Member loan portfolio.

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

Total cards-in-force — Represents the number of cards that are issued and outstanding. Non-proprietary cards-in-force includes all cards that are issued and outstanding under network partnership agreements, except for retail cobrand Card Member accounts which have no out-of-store spending activity during the prior twelve-month period.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

●

our ability to grow in the future, as well as our earnings expectations for the second half of 2016, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain spending, a further decline in airfare and gas prices, a further strengthening of the U.S. dollar, a greater erosion of the average discount rate than expected, a greater impact on discount revenue from cash back, GNS volumes and cobrand partner and client incentive payments, continued cautious spending by large and global corporate Card Members and lower spending on new cards acquired than estimated; our success in addressing competitive pressures and implementing strategies and business initiatives, including growing profitable spending from new and existing Card Members, increasing penetration among middle market and small business clients, expanding our international footprint, growing loyalty coalitions and increasing merchant acceptance; the impact of any future restructuring charges or other contingencies, including, but not limited to, litigation-related expenses, impairments, the imposition of fines or civil money penalties, an increase in Card Member reimbursements and changes in reserves; credit performance remaining consistent with current expectations; continued growth of Card Member loans; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on growth initiatives; changes in interest rates beyond current expectations; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation (including the adoption of the Treasury regulations under Section 385 of the U.S. Internal Revenue Code as currently proposed) and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

●	the actual amount to be spent on growth initiatives, including on marketing and promotion, as well as the timing of any such spending, which will be based in part on management’s assessment of competitive opportunities; overall business performance; prior commitments; contractual obligations with business partners and other fixed costs relative to revenue levels; management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities; and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

●	our ability to reduce our overall cost base, which will depend in part on the timing and financial impact of current and future reengineering plans (including whether we will recognize restructuring charges in future periods), which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings, underestimating hiring needs related to some of the job positions being eliminated and other employee needs not currently anticipated, lower than expected attrition rates and higher than expected redeployment rates; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; and our ability to optimize and lower marketing and promotion expenses, which could be impacted by higher advertising and Card Member acquisition costs, competitive pressures that may require additional expenditures or limit our ability to reduce costs, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

●	the ability to reduce annual operating expenses, which could be impacted by increases in significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, technology costs or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces depending on overall business performance; greater than expected inflation or merit increases; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

●	our lending write-off rates changing differently than current expectations, which will depend in part on changes in the level of loan balances, delinquency rates of Card Members, loans related to new Card Members performing as expected, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

●

our ability to execute against our lending strategy and grow Card Member loans held as well as non-card loans, without changing the overall risk profile of the Company, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk in a growing Card

Member loan portfolio, and the behavior of Card Members and their actual spending and borrowing patterns, which in turn may be driven by our ability to issue new and enhanced card products, offer attractive non-card lending products, attract new customers, reduce Card Member attrition and capture a greater share of existing Card Members’ spending and borrowings;

●	the possibility that we will not fully execute on our plans for OptBlue to significantly increase merchant coverage, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers, the value proposition offered to small merchants and the efforts of OptBlue merchant acquirers to sign merchants for American Express acceptance, as well as the willingness of Card Members to use American Express cards at small merchants and of those merchants to accept American Express cards;

●	uncertainty relating to the ultimate outcome of the antitrust lawsuit filed against us by the DOJ and certain state attorneys general, including the success or failure of our appeal and the impact on existing private merchant cases and potentially additional litigation and/or arbitrations;

●	changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions and results of operations and capital needs in any given period;

●	changes in global economic and business conditions, consumer and business spending, the availability and cost of capital, unemployment rates, geopolitical conditions (including potential impacts resulting from the proposed exit of the U.K. from the European Union), foreign currency rates and interest rates, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

●	changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding, restrict our access to the capital markets or result in contingent payments under contracts;

●	legal and regulatory developments wherever we do business, including with regard to broad payment system regulatory regimes, such as in Europe and Australia, consumer financial product protection actions by the CFPB and other regulators and the stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of our business practices or materially affect our capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase our stock; potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our ABS program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

●	changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for cobrand relationships and the success of marketing, promotion or rewards programs;

●	changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

●	factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt our global network systems and ability to process transactions.

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

On October 16, 2015, a putative class action, captioned Houssain v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York under the Employee Retirement Income Security Act of 1974 (ERISA) relating to disclosures of the Costco cobrand relationship. On May 10, 2016, the plaintiff filed an amended complaint naming certain officers of the Company as defendants and alleging that the defendants violated certain ERISA fiduciary obligations by, among other things, allowing the investment of American Express Retirement Savings Plan (Plan) assets in American Express common stock when American Express common stock was not a prudent investment and misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan. The amended complaint seeks, among other remedies, an unspecified amount of damages. The defendants moved to dismiss the amended complaint on May 31, 2016.

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On June 24, 2016, the court granted our motion to transfer the claims against us to New York. The court also granted plaintiffs’ leave to file an amended complaint. The amended complaint, which was filed on July 15, 2016, names additional plaintiff merchants and continues to name American Express Company as a defendant. We intend to defend the claims vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2016
Repurchase program(a)	4,122,643	$65.90	4,122,643		81,608,291
Employee transactions(b)	-	-	N/A		N/A

May 1-31, 2016
Repurchase program(a)	14,509,852	$64.40	14,509,852		67,098,439
Employee transactions(b)	22,959	$65.43	N/A		N/A

June 1-30, 2016
Repurchase program(a)	8,368,628	$62.53	8,368,628		58,729,811
Employee transactions(b)	90	$64.12	N/A		N/A

Total
Repurchase program(a)	27,001,123	$64.05	27,001,123		58,729,811
Employee transactions(b)	23,049	$65.42	N/A		N/A

(a)	On May 12, 2015, the Company announced the authorization to repurchase up to 150 million shares of common stock from time to time, in accordance with the capital distribution plans approved by the Federal Reserve and subject to market conditions. The authorization replaced the prior repurchase authorization and does not have an expiration date.

(b)	Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.

(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

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

During the second quarter of 2016, American Express Global Business Travel (GBT) obtained approximately 20 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of GBT clients. In addition, American Express Global Business Travel España, a joint venture of GBT, booked two reservations at a hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions. GBT believes these transactions were permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. GBT has informed us that it intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

In addition, a travel company that may be considered an affiliate of ours, American Express Nippon Travel Agency, Inc. (“Nippon Travel Agency”), has informed us that during the second quarter of 2016 it obtained 44 visas from the Iranian embassy in Japan in connection with certain travel arrangements on behalf of clients. Nippon Travel Agency had negligible gross revenues and net profits attributable to these transactions. Nippon Travel Agency has informed us that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 26, 2016	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: July 26, 2016	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 2, 2016).

10.2	Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016).

10.3	Form of restricted stock unit award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016).

12	Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1