Form 10-Q
period 2016-09-30
AMERICAN EXPRESS CO
filed 2016-10-25
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission file number 1-7657

AMERICAN EXPRESS COMPANY

(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, New York, New York	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                                 (212) 640-2000

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2016
Common Shares (par value $0.20 per share)	915,255,379 Shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2016	2015

Revenues
Non-interest revenues
Discount revenue	$4,516	$4,778
Net card fees	747	679
Other fees and commissions	694	727
Other	483	504

Total non-interest revenues	6,440	6,688

Interest income
Interest on loans	1,690	1,847
Interest and dividends on investment securities	34	38
Deposits with banks and other	40	19

Total interest income	1,764	1,904

Interest expense
Deposits	150	125
Long-term debt and other	280	274

Total interest expense	430	399

Net interest income	1,334	1,505

Total revenues net of interest expense	7,774	8,193

Provisions for losses
Charge card	174	203
Card Member loans	319	309
Other	11	17

Total provisions for losses	504	529

Total revenues net of interest expense after provisions for losses	7,270	7,664

Expenses
Marketing and promotion	930	847
Card Member rewards	1,566	1,763
Card Member services and other	278	269
Salaries and employee benefits	1,263	1,212
Other, net	1,498	1,635

Total expenses	5,535	5,726

Pretax income	1,735	1,938
Income tax provision	593	672

Net income	$1,142	$1,266

Earnings per Common Share (Note 15): (a)
Basic	$1.21	$1.24
Diluted	$1.20	$1.24

Average common shares outstanding for earnings per common share:
Basic	920	994
Diluted	923	997
Cash dividends declared per common share	$0.32	$0.29

(a)	Represents net income less (i) earnings allocated to participating share awards of $9 million and $10 million for the three months ended September 30, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $21 million and $22 million for the three months ended September 30, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2016	2015

Revenues
Non-interest revenues
Discount revenue	$13,983	$14,384
Net card fees	2,161	2,013
Other fees and commissions	2,076	2,162
Other	1,514	1,493

Total non-interest revenues	19,734	20,052

Interest income
Interest on loans	5,446	5,418
Interest and dividends on investment securities	104	120
Deposits with banks and other	104	60

Total interest income	5,654	5,598

Interest expense
Deposits	450	337
Long-term debt and other	841	886

Total interest expense	1,291	1,223

Net interest income	4,363	4,375

Total revenues net of interest expense	24,097	24,427

Provisions for losses
Charge card	496	542
Card Member loans	831	829
Other	74	45

Total provisions for losses	1,401	1,416

Total revenues net of interest expense after provisions for losses	22,696	23,011

Expenses
Marketing and promotion	2,445	2,217
Card Member rewards	5,035	5,202
Card Member services and other	841	772
Salaries and employee benefits	4,052	3,767
Other, net	3,388	4,569

Total expenses	15,761	16,527

Pretax income	6,935	6,484
Income tax provision	2,352	2,220

Net income	$4,583	$4,264

Earnings per Common Share (Note 15): (a)
Basic	$4.77	$4.16
Diluted	$4.76	$4.15

Average common shares outstanding for earnings per common share:
Basic	940	1,007
Diluted	943	1,011
Cash dividends declared per common share	$0.90	$0.84

(a)	Represents net income less (i) earnings allocated to participating share awards of $37 million and $32 million for the nine months ended September 30, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $61 million and $42 million for the nine months ended September 30, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2016	2015	2016	2015

Net income	$1,142	$1,266	$4,583	$4,264
Other comprehensive income (loss):

Net unrealized securities losses, net of tax of: 2016, $(9) and $(7); 2015, $(2) and $(13)	(15)	(7)	(8)	(27)

Foreign currency translation adjustments, net of tax of: 2016, $(24) and $37; 2015, $181 and $221	11	(220)	(115)	(464)

Net unrealized pension and other postretirement benefit gains, net of tax of: 2016, $7 and $36; 2015, $8 and $24	7	7	39	36

Other comprehensive income (loss)	3	(220)	(84)	(455)

Comprehensive income	$1,145	$1,046	$4,499	$3,809

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents
Cash and due from banks	$2,524	$2,935
Interest-bearing deposits in banks (includes securities purchased under resale agreements: 2016, $243; 2015, $41)	22,988	19,569
Short-term investment securities	1,008	258

Total cash and cash equivalents	26,520	22,762
Card Member loans and receivables held for sale (includes gross loans and receivables available to settle obligations of consolidated variable interest entities: 2016, nil; 2015, $4,966)	—	14,992
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2016, $5,485; 2015, $6,649), less reserves: 2016, $437; 2015, $462	44,821	43,671
Other receivables, less reserves: 2016, $48; 2015, $43	2,510	3,024
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2016, $24,752; 2015, $23,559), less reserves: 2016, $1,114; 2015, $1,028	59,504	57,545
Other loans, less reserves: 2016, $30; 2015, $20	1,157	1,254
Investment securities	3,728	3,759
Premises and equipment, less accumulated depreciation and amortization: 2016, $4,995; 2015, $6,801	4,301	4,108
Other assets (includes restricted cash of consolidated variable interest entities: 2016, $612; 2015, $155)	10,836	10,069

Total assets	$153,377	$161,184

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$53,500	$54,997
Travelers Cheques and other prepaid products	2,656	3,247
Accounts payable	11,372	11,822
Short-term borrowings (includes debt issued by a consolidated variable interest entity: 2016, nil; 2015, $100)	2,861	4,812
Long-term debt (includes debt issued by consolidated variable interest entities: 2016, $14,759; 2015, $13,602)	44,894	48,061
Other liabilities	17,077	17,572

Total liabilities	132,360	140,511

Commitments and Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2016 and December 31, 2015	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 917 million shares as of September 30, 2016 and 969 million shares as of December 31, 2015	184	194
Additional paid-in capital	12,790	13,348
Retained earnings	10,661	9,665
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax: 2016, $25; 2015, $32	50	58
Foreign currency translation adjustments, net of tax: 2016, $(63); 2015, $(100)	(2,159)	(2,044)
Net unrealized pension and other postretirement benefit losses, net of tax: 2016, $(188); 2015, $(223)	(509)	(548)

Total accumulated other comprehensive loss	(2,618)	(2,534)

Total shareholders’ equity	21,017	20,673

Total liabilities and shareholders’ equity	$153,377	$161,184

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30 (Millions)	2016	2015

Cash Flows from Operating Activities
Net income	$4,583	$4,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,401	1,416
Depreciation and amortization	810	780
Deferred taxes and other	(1,076)	135
Stock-based compensation	190	200
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	485	(203)
Other assets	115	1,864
Accounts payable and other liabilities	(1,028)	(53)
Travelers Cheques and other prepaid products	(594)	(579)

Net cash provided by operating activities	4,886	7,824

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	51	12
Maturities and redemptions of available-for-sale investment securities	1,209	1,821
Purchases of investments	(1,355)	(1,564)
Net decrease (increase) in Card Member receivables and loans, including held for sale (a)	11,818	(1,292)
Purchase of premises and equipment, net of sales: 2016, $2; 2015, $32	(975)	(879)
Acquisitions/dispositions, net of cash acquired	(191)	(122)
Net increase in restricted cash	(427)	(683)

Net cash provided by (used in) investing activities	10,130	(2,707)

Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(1,499)	5,171
Net decrease in short-term borrowings	(2,040)	(273)
Issuance of long-term debt	5,926	7,923
Principal payments on long-term debt	(9,349)	(16,858)
Issuance of American Express preferred shares	—	841
Issuance of American Express common shares	78	169
Repurchase of American Express common shares	(3,477)	(3,330)
Dividends paid	(892)	(868)

Net cash used in financing activities	(11,253)	(7,225)

Effect of foreign currency exchange rates on cash and cash equivalents	(5)	(242)

Net increase (decrease) in cash and cash equivalents	3,758	(2,350)
Cash and cash equivalents at beginning of period	22,762	22,288

Cash and cash equivalents at end of period	$26,520	$19,938

(a)	Refer to Note 2 for additional information.

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. During 2016, the Company determined that in the Consolidated Statements of Cash Flows for the comparative periods ended June 30, 2015, September 30, 2015 and December 31, 2015, certain activities related to long-term debt repayments were misclassified between financing activities and operating activities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There is no impact to the Consolidated Statements of Income or Consolidated Balance Sheets. The Company has evaluated the effects of these misclassifications and concluded that none are material to any of its previously issued quarterly or annual Consolidated Financial Statements. Nevertheless, the Company has elected to revise prospectively the comparative periods mentioned above. For the nine months ended September 30, 2015, this revision resulted in a $250 million decrease to both Net cash used in financing activities and Net cash provided by operating activities. In addition, travel commissions and fees, which were separately disclosed on the Consolidated Statements of Income historically, are now included within Other fees and commissions.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017, permitted. The Company does not intend to adopt the new standard early and continues to evaluate the method of implementation and the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

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

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company does not intend to adopt the new standard early and continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, among other items.

In March 2016, the FASB issued new accounting guidance on employee share-based payments. The guidance, which is effective January 1, 2017, with early adoption permitted, simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for award forfeitures, and classification on the Consolidated Statements of Cash Flows. Among other items, the guidance requires excess tax benefits and deficiencies, which under previous guidance would have been recorded within additional paid-in capital, to now be recognized in the income tax provision within the results of operations. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, among other items, but does not expect the impacts of the standard to be material upon adoption. The Company will adopt the standard, prospectively, effective January 1, 2017.

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on Card Member loans and receivables, among other financial instruments, and may result in material changes to the Company’s credit reserves.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Business Events

During the first half of 2016, the Company completed the sales of substantially all of its outstanding Card Member loans and receivables held for sale (HFS) and recognized gains, as an expense reduction in Other expenses, of $127 million and $1.1 billion during the three months ended March 31, 2016 and June 30, 2016, respectively. The impact of the sales is reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including held for sale.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loans and Accounts Receivable

The Company’s lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively. This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of September 30, 2016.

Card Member loans by segment and Other loans as of September 30, 2016 and December 31, 2015, consisted of:

(Millions)	2016	2015

U.S. Consumer Services(a)	$44,857	$43,495
International Consumer and Network Services	6,700	7,072
Global Commercial Services	9,061	8,006

Card Member loans	60,618	58,573
Less: Reserve for losses	1,114	1,028

Card Member loans, net	$59,504	$57,545

Other loans, net(b)	$1,157	$1,254

(a)	Includes approximately $24.8 billion and $23.6 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2016 and December 31, 2015, respectively.
(b)	Other loans primarily represent merchant financing loans. Other loans are presented net of reserves for losses of $30 million and $20 million as of September 30, 2016 and December 31, 2015, respectively.

Card Member accounts receivable by segment and Other receivables as of September 30, 2016 and December 31, 2015 consisted of:

(Millions)	2016	2015

U.S. Consumer Services (a)	$10,101	$11,807
International Consumer and Network Services	5,551	5,599
Global Commercial Services	29,606	26,727

Card Member receivables (b)	45,258	44,133
Less: Reserve for losses	437	462

Card Member receivables, net	$44,821	$43,671

Other receivables, net (c)	$2,510	$3,024

(a)	Includes $5.5 billion and $6.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2016 and December 31, 2015, respectively.

(b)	Includes approximately $12.9 billion and $11.9 billion of Card Member receivables outside the United States as of September 30, 2016 and December 31, 2015, respectively.

(c)	Other receivables primarily represent amounts related to (i) certain merchants for billed discount revenue, (ii) GNS partner banks for items such as royalty and franchise fees, and (iii) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $48 million and $43 million as of September 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Card Member Receivables Aging

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2016 and December 31, 2015:

2016 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Card Member Loans:
U.S. Consumer Services	$44,367		$149		$105		$236	$44,857
International Consumer and Network Services	6,589		34		25		52	6,700
Global Commercial Services
Global Small Business Services	8,918		29		20		46	9,013
Global Corporate Payments(a)	(b	)	(b	)	(b	)	1	48
Card Member Receivables:
U.S. Consumer Services	$9,963		$51		$28		$59	$10,101
International Consumer and Network Services	5,470		25		17		39	5,551
Global Commercial Services
Global Small Business Services	13,605		77		44		83	13,809
Global Corporate Payments(a)	(b	)	(b	)	(b	)	124	15,797

2015 (Millions)	Current		30-59 Days Past Due		60-89 Days Past Due		90+ Days Past Due	Total

Card Member Loans:
U.S. Consumer Services	$43,063		$128		$94		$210	$43,495
International Consumer and Network Services	6,961		34		25		52	7,072
Global Commercial Services
Global Small Business Services	7,867		26		18		40	7,951
Global Corporate Payments(a)	(b	)	(b	)	(b	)	1	55
Card Member Receivables:
U.S. Consumer Services	$11,646		$54		$32		$75	$11,807
International Consumer and Network Services	5,515		24		18		42	5,599
Global Commercial Services
Global Small Business Services	12,734		69		45		102	12,950
Global Corporate Payments(a)	(b	)	(b	)	(b	)	124	13,777

(a)	For GCP Card Member loans and receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan and receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)	Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators for Card Member Loans and Receivables

The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2016			2015

	Net Write-Off Rate			Net Write-Off Rate

	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total

Card Member Loans:
U.S. Consumer Services	1.5%	1.8%	1.1%	1.4%	1.6%	1.0%
International Consumer and Network Services	2.0%	2.5%	1.7%	2.0%	2.4%	1.6%
Global Small Business Services	1.4%	1.7%	1.1%	1.3%	1.5%	1.0%
Card Member Receivables:
U.S. Consumer Services	1.4%	1.6%	1.4%	1.6%	1.8%	1.6%
International Consumer and Network Services	2.1%	2.3%	1.5%	2.1%	2.3%	1.6%
Global Small Business Services	1.6%	1.8%	1.5%	1.9%	2.2%	1.6%

			2016		2015

			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables

Card Member Receivables:
Global Corporate Payments			0.09%	0.8%	0.09%	0.7%

(a)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

Impaired Card Member Loans and Receivables

Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of the Company’s various Troubled Debt Restructuring (TDR) modification programs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for ICNS as of September 30, 2016 and December 31, 2015; therefore, the segment’s receivables are not included in the following tables.

	As of September 30, 2016

			Accounts Classified as a TDR(c)

2016 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs

Card Member Loans:
U.S. Consumer Services	$156	$133	168	$124	$581	$532	$50
International Consumer and Network Services	52	—	—	—	52	51	—
Global Commercial Services	27	29	27	25	108	100	10
Card Member Receivables:
U.S. Consumer Services	—	—	9	5	14	14	6
Global Commercial Services	—	—	24	8	32	32	18

Total	$235	$162	228	$162	$787	$729	$84

	As of December 31, 2015

			Accounts Classified as a TDR(c)

2015 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs

Card Member Loans:
U.S. Consumer Services	$140	$124	149	$89	$502	$463	$44
International Consumer and Network Services	52	—	—	—	52	51	—
Global Commercial Services	24	26	23	18	91	85	9
Card Member Receivables:
U.S. Consumer Services	—	—	11	3	14	14	8
Global Commercial Services	—	—	16	3	19	19	12

Total	$216	$150	199	$113	$678	$632	$73

(a)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude Card Member loans classified as a TDR.

(b)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest.

(c)	Accounts classified as a TDR include $19 million and $20 million that are over 90 days past due and accruing interest and $14 million and $18 million that are non-accruals as of September 30, 2016 and December 31, 2015, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.

(e)	Out of Program TDRs include $123 million and $84 million of Card Member accounts that have successfully completed a modification program and $39 million and $29 million of Card Member accounts that were not in compliance with the terms of the modification programs as of September 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the three and nine months ended September 30:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

Card Member Loans:
U.S. Consumer Services	$587	$14	$555	$38
International Consumer and Network Services	53	4	52	12
Global Commercial Services	111	4	102	10
Card Member Receivables:
U.S. Consumer Services	13	—	13	—
Global Commercial Services	29	—	24	—

Total	$793	$22	$746	$60

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

Card Member Loans:
U.S. Consumer Services	$585	$13	$580	$34
International Consumer and Network Services	53	3	55	10
Global Commercial Services	108	3	105	9
Card Member Receivables:
U.S. Consumer Services	11	—	14	—
Global Commercial Services	17	—	21	—

Total	$774	$19	$775	$53

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs for the three and nine months ended September 30, 2016 and 2015. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended September 30, 2016						Nine Months Ended September 30, 2016

	Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)		Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$56	9		(b	)	23	$163	10		(b	)
Card Member Receivables	2	29	(c	)	19		7	94	(c	)	17

Total	10	$85					30	$257

	Three Months Ended September 30, 2015						Nine Months Ended September 30, 2015

	Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)		Number of Accounts (in thousands)	Outstanding Balances (a) ($ in millions)	Average Interest Rate Reduction (% Points)		Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	10	$69	9		(b	)	31	$218	10		(b	)
Card Member Receivables	3	37	(c	)	12		9	111	(c	)	12

Total	13	$106					40	$329

(a)	Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.
(b)	For Card Member loans, there have been no payment term extensions.
(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification, in the three and nine months ended September 30, 2016 and 2015. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016

	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default(a) ($ in millions)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default(a) ($ in millions)

Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$12	5	$30
Card Member Receivables	1	1	3	3

Total	4	$13	8	$33

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015

	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default(a) ($ in millions)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default(a) ($ in millions)

Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	1	$14	6	$39
Card Member Receivables	1	1	3	3

Total	2	$15	9	$42

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

4.	Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of September 30, 2016.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2016	2015

Balance, January 1	$1,028	$1,201
Provisions(a)	831	829
Net write-offs
Principal(b)	(687)	(733)
Interest and fees(b)	(128)	(122)
Other(c)	70	(11)

Balance, September 30	$1,114	$1,164

(a)	Provisions for principal, interest and fee reserve components.

(b)	Consists of principal write-offs, less recoveries of $280 million and $320 million, including net write-offs from TDRs of $24 million and $30 million, for the nine months ended September 30, 2016 and 2015, respectively. Recoveries of interest and fees were de minimis.

(c)	Includes foreign currency translation adjustments of $(3) million and $(18) million and other adjustments of $6 million and $7 million for the nine months ended September 30, 2016 and 2015, respectively. The nine months ended September 30, 2016 also includes reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment during the first half of the year.

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of September 30, 2016 and December 31, 2015:

(Millions)	2016	2015

Card Member loans evaluated individually for impairment(a)	$344	$279
Related reserves (a)	$60	$53

Card Member loans evaluated collectively for impairment(b)	$60,274	$58,294
Related reserves (b)	$1,054	$975

(a)	Represents loans modified as a TDR and related reserves.

(b)	Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

Changes in Card Member Receivables Reserve for Losses

The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2016	2015

Balance, January 1	$462	$465
Provisions(a)	496	542
Net write-offs(b)	(518)	(544)
Other(c)	(3)	(22)

Balance, September 30	$437	$441

(a)	Provisions for principal and fee reserve components.

(b)	Consists of principal and fee components, less recoveries of $301 million and $302 million, including net write-offs from TDRs of $16 million and $49 million, for the nine months ended September 30, 2016 and 2015, respectively.

(c)	Includes foreign currency translation adjustments of nil and $(13) million and other adjustments of $(3) million and $(9) million for the nine months ended September 30, 2016 and 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of September 30, 2016 and December 31, 2015:

(Millions)	2016	2015

Card Member receivables evaluated individually for impairment(a)	$46	$33
Related reserves (a)	$24	$20

Card Member receivables evaluated collectively for impairment	$45,212	$44,100
Related reserves (b)	$413	$442

(a)	Represents receivables modified as a TDR and related reserves.

(b)	The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

5.	Investment Securities

Investment securities principally include debt securities the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains and losses recorded in Accumulated Other Comprehensive Loss (AOCI), net of income taxes. Realized gains and losses are recognized upon disposition of securities on a trade-date basis in the Consolidated Statements of Income using the specific identification method.

The following is a summary of investment securities as of September 30, 2016 and December 31, 2015:

	2016				2015

Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal obligations	$2,255	$50	$—	$2,305	$2,813	$85	$(5)	$2,893
U.S. Government agency obligations	12	—	—	12	2	—	—	2
U.S. Government treasury obligations	529	12	—	541	406	4	(1)	409
Corporate debt securities	20	1	—	21	29	1	—	30
Mortgage-backed securities (a)	103	5	—	108	117	4	—	121
Equity securities	1	—	—	1	1	—	—	1
Foreign government bonds and obligations	682	10	—	692	250	6	(1)	255
Other (b)	50	—	(2)	48	50	—	(2)	48

Total	$3,652	$78	$(2)	$3,728	$3,668	$100	$(9)	$3,759

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015:

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

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2016 and December 31, 2015:

	Less than 12 months			12 months or more			Total

Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

2016:
90%–100%	—	$—	$—	6	$33	$(1)	6	$33	$(1)

Total as of September 30, 2016	—	$—	$—	6	$33	$(1)	6	$33	$(1)

2015:
90%–100%	52	$450	$(5)	15	$37	$(2)	67	$487	$(7)
Less than 90%	—	—	—	2	9	(2)	2	9	(2)

Total as of December 31, 2015	52	$450	$(5)	17	$46	$(4)	69	$496	$(9)

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

Contractual maturities of investment securities with stated maturities as of September 30, 2016 were as follows:

(Millions)	Cost	Estimated Fair Value

Due within 1 year	$788	$789
Due after 1 year but within 5 years	347	352
Due after 5 years but within 10 years	399	418
Due after 10 years	2,067	2,120

Total	$3,601	$3,679

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Asset Securitizations

The Company periodically securitizes Card Member loans and receivables arising from its card businesses, including, prior to the sales discussed in Note 2, Card Member loans and receivables HFS, through the transfer of those assets to securitization trusts. The trusts then issue debt securities to third-party investors, collateralized by the transferred assets.

The following table provides information on the restricted cash held by the American Express Credit Account Master Trust (the Lending Trust) and the American Express Issuance Trust II (the Charge Trust, collectively the Trusts) as of September 30, 2016 and December 31, 2015, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2016	2015

Lending Trust	$611	$153
Charge Trust	1	2

Total	$612	$155

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), in its role as servicer of the Trusts, has the power to direct the most significant activity of the Trusts, which is the collection of the underlying Card Member loans and receivables. In addition, TRS directly and indirectly (through its consolidated subsidiaries) holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of September 30, 2016, TRS’ direct and indirect ownership of variable interests was $13.3 billion for the Lending Trust and $2.0 billion for the Charge Trust. These variable interests held by TRS provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2016 and the year ended December 31, 2015, no such triggering events occurred.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Customer Deposits

As of September 30, 2016 and December 31, 2015, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2016	2015

U.S.:

Interest bearing	$52,767	$54,102
Non-interest bearing (includes Card Member credit balances of: 2016, $297 million; 2015, $389 million)	333	478
Non-U.S.:

Interest bearing	88	82
Non-interest bearing (includes Card Member credit balances of: 2016, $297 million; 2015, $323 million)	312	335

Total customer deposits	$53,500	$54,997

Customer deposits by deposit type as of September 30, 2016 and December 31, 2015 were as follows:

(Millions)	2016	2015

U.S. retail deposits:
Savings accounts – Direct	$30,672	$29,023
Certificates of deposit:
Direct	290	281
Third-party (brokered)	12,879	13,856
Sweep accounts – Third-party (brokered)	8,926	10,942
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	139	183
Card Member credit balances — U.S. and non-U.S.	594	712

Total customer deposits	$53,500	$54,997

The scheduled maturities of certificates of deposit as of September 30, 2016 were as follows:

(Millions)	U.S.	Non-U.S.	Total

2016	$1,416	$2	$1,418
2017	3,662	8	3,670
2018	3,203	—	3,203
2019	2,336	—	2,336
2020	2,518	—	2,518
After 5 years	34	—	34

Total	$13,169	$10	$13,179

As of September 30, 2016 and December 31, 2015, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2016	2015

U.S.	$116	$105
Non-U.S.	1	1

Total	$117	$106

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Contingencies

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

For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such reserve, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $190 million in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims described under “Legal Proceedings” in the Annual Report, the Company may need to increase its range of possible loss or reserves for legal contingencies.

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of the Company’s derivative counterparties as of September 30, 2016 and December 31, 2015, the Company does not have derivative positions that warrant credit valuation adjustments.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2016 and December 31, 2015:

	Other Assets Fair Value		Other Liabilities Fair Value

(Millions)	2016	2015	2016	2015

Derivatives designated as hedging instruments:
Interest rate contracts - Fair value hedges	$330	$236	$—	$9
Foreign exchange contracts - Net investment hedges	189	191	92	57

Total derivatives designated as hedging instruments	519	427	92	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	201	117	149	135

Total derivatives, gross	720	544	241	201
Less: Cash collateral netting on interest rate contracts(b)	(256)	(155)	—	—
Derivative asset and derivative liability netting(c)	(99)	(107)	(99)	(107)

Total derivatives, net(d)	$365	$282	$142	$94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.
(b)	Represents the offsetting of derivatives and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement. The Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities with a fair value of $24 million as of September 30, 2016, none of which was sold or repledged. Such non-cash collateral economically reduced the Company’s risk exposure to $341 million but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. The Company did not have any such non-cash collateral as of December 31, 2015. Additionally, the Company posted $144 million and $149 million as of September 30, 2016 and December 31, 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.
(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(d)	The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

A majority of the Company’s derivative assets and liabilities as of September 30, 2016 and December 31, 2015 are subject to master netting agreements with its derivative counterparties. The Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

Fair Value Hedges

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to economically convert certain fixed-rate debt obligations to floating-rate obligations at the time of issuance. The Company hedged $17.0 billion and $18.8 billion of its fixed-rate debt to floating-rate debt using interest rate swaps as of September 30, 2016 and December 31, 2015, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gains (losses) recognized in Other expenses associated with the Company’s fair value hedges for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2016	2015	2016	2015

Interest rate derivative contracts	$(123)	$108	$103	$82
Hedged items	134	(114)	(90)	(85)

Net hedge ineffectiveness	$11	$(6)	$13	$(3)

The Company also recognized a net reduction in interest expense on long-term debt of $55 million and $73 million for the three months ended September 30, 2016 and 2015, respectively, and $173 million and $214 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $18 million and a gain of $384 million for the three months ended September 30, 2016 and 2015, respectively, and gains of $25 million and $545 million for the nine months ended September 30, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period of change. Specifically, the net hedge ineffectiveness recognized was nil and a gain of $1 million for the nine months ended September 30, 2016 and 2015, respectively. Other amounts related to foreign exchange contracts reclassified from AOCI into Other expenses included a gain of $5 million and nil for the nine months ended September 30, 2016 and 2015, respectively. There were no amounts related to foreign exchange contracts reclassified from AOCI into Other expenses during the three months ended September 30, 2016 and 2015.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $4 million and $3 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss of $12 million and a net gain of $102 million for the nine months ended September 30, 2016 and 2015, respectively, and are recognized in Other expenses.

Related to its derivatives not designated as hedges, the Company previously disclosed in Note 9 to the Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended September 30, 2015, gains of $19 million and $15 million for the three and nine months ended September 30, 2015, respectively. These amounts should have been disclosed as gains of $8 million and $389 million, respectively, which are the amounts used to calculate the above-referenced net loss of $3 million and net gain of $102 million. These changes to the previously disclosed amounts have no impact on the Consolidated Statements of Income, Balance Sheets or Cash Flows.

The changes in the fair value of an embedded derivative resulted in a gain of $1 million and a loss of $4 million for the three months ended September 30, 2016 and 2015, respectively, and a gain of $7 million and a loss of $2 million for the nine months ended September 30, 2016 and 2015, respectively, and are recognized in Card Member services and other expense.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy, as of September 30, 2016 and December 31, 2015:

	2016				2015

(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Investment securities:(a)
Equity securities and other	$49	$1	$48	$—	$50	$1	$49	$—
Debt securities	3,679	541	3,138	—	3,709	409	3,300	—
Derivatives(a)	720	—	720	—	544	—	544	—

Total assets	4,448	542	3,906	—	4,303	410	3,893	—

Liabilities:
Derivatives(a)	241	—	241	—	201	—	201	—

Total liabilities	$241	$—	$241	$—	$201	$—	$201	$—

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2016 and December 31, 2015, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount

2016 (Billions)	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$27	$27	$25	$2	$—
Other financial assets(b)	48	48	—	48	—
Financial assets carried at other than fair value
Loans, net(c)	61	61	—	—	61

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	63	63	—	63	—
Financial liabilities carried at other than fair value

Certificates of deposit(d)	13	13	—	13	—
Long-term debt(c)	$45	$46	$—	$46	$—

	Carrying	Corresponding Fair Value Amount

2015 (Billions)	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$23	$23	$22	$1	$—
Other financial assets(b)	47	47	—	47	—
Financial assets carried at other than fair value
Card Member loans and receivables HFS(e)	15	15	—	—	15

Loans, net(c)	59	60	—	—	60

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67	—	67	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	14	14	—	14	—
Long-term debt(c)	$48	$49	$—	$49	$—

(a)	Level 2 amounts reflect time deposits and short-term investments.

(b)	Includes Card Member receivables (including fair values of Card Member receivables of $5.5 billion and $6.7 billion held by a consolidated VIE as of September 30, 2016 and December 31, 2015, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)	Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $24.7 billion and $23.5 billion as of September 30, 2016 and December 31, 2015, respectively, and the fair values of long-term debt were $14.8 billion and $13.6 billion as of September 30, 2016 and December 31, 2015, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

(e)	Does not include any fair value associated with the Card Member account relationships. Refer to Note 2 for additional information.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonrecurring Fair Value Measurements

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the nine months ended September 30, 2016, the Company did not have any material assets that were measured at fair value due to impairment. During the year ended December 31, 2015, the Company recorded a $384 million impairment charge, consisting of a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets, to fair value.

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

The following table provides information related to such guarantees and indemnifications as of September 30, 2016 and December 31, 2015:

	Maximum potential undiscounted future payments(a) (Billions)		Related liability(b) (Millions)

Type of Guarantee	2016	2015	2016	2015

Return and Merchant Protection	$42	$42	$41	$49
Other(c)	6	6	49	37

Total	$48	$48	$90	$86

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of the maximum exposure, which is based on all eligible claims in relation to annual billed business volumes.

(b)	Included in Other liabilities on the Consolidated Balance Sheets.

(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2016 and 2015 were as follows:

Three Months Ended September 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of June 30, 2016	$65	$(2,170)	$(516)	$(2,621)

Net unrealized losses	(14)	—	—	(14)

Decrease due to amounts reclassified into earnings	(1)	—	—	(1)

Net translation gain of investments in foreign operations	—	29	—	29

Net losses related to hedges of investments in foreign operations	—	(18)	—	(18)

Pension and other postretirement benefit gains	—	—	7	7

Net change in accumulated other comprehensive loss	(15)	11	7	3

Balances as of September 30, 2016	$50	$(2,159)	$(509)	$(2,618)

Nine Months Ended September 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)

Net unrealized losses	(5)	—	—	(5)

Decrease due to amounts reclassified into earnings	(3)	—	—	(3)

Net translation loss of investments in foreign operations	—	(140)	—	(140)

Net gains related to hedges of investments in foreign operations	—	25	—	25

Pension and other postretirement benefit gains	—	—	39	39

Net change in accumulated other comprehensive loss	(8)	(115)	39	(84)

Balances as of September 30, 2016	$50	$(2,159)	$(509)	$(2,618)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended September 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of June 30, 2015	$76	$(1,743)	$(487)	$(2,154)

Net unrealized losses	(6)	—	—	(6)

Decrease due to amounts reclassified into earnings	(1)	—	—	(1)

Net translation loss of investments in foreign operations	—	(604)	—	(604)

Net gains related to hedges of investments in foreign operations	—	384	—	384

Pension and other postretirement benefit gains	—	—	7	7

Net change in accumulated other comprehensive loss	(7)	(220)	7	(220)

Balances as of September 30, 2015	$69	$(1,963)	$(480)	$(2,374)

Nine Months Ended September 30, 2015 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income

Balances as of December 31, 2014	$96	$(1,499)	$(516)	$(1,919)

Net unrealized losses	(26)	—	—	(26)

Decrease due to amounts reclassified into earnings	(1)	(1)	—	(2)

Net translation loss of investments in foreign operations	—	(1,009)	—	(1,009)

Net gains related to hedges of investments in foreign operations	—	546	—	546

Pension and other postretirement benefit gains	—	—	36	36

Net change in accumulated other comprehensive loss	(27)	(464)	36	(455)

Balances as of September 30, 2015	$69	$(1,963)	$(480)	$(2,374)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		Amount		Amount

Description (Millions)	Income Statement Line Item	2016	2015	2016	2015

Available-for-sale securities

Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$1	$1	$5	$1
Related income tax expense	Income tax provision	—	—	(2)	—

Reclassification to net income related to available-for-sale securities		1	1	3	1

Foreign currency translation adjustments

Reclassification of realized losses on translation adjustments and related net investments hedges	Other expenses	—	—	—	1
Related income tax benefit	Income tax provision	—	—	—	—

Reclassification to net income related to foreign currency translation adjustments		—	—	—	1

Total		$1	$1	$3	$2

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Non-Interest Revenue and Expense Detail

The following is a detail of Other fees and commissions:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2016	2015	2016	2015

Foreign currency conversion fee revenue	$207	$213	$610	$646
Delinquency fees	183	197	575	586
Loyalty coalition-related fees	106	100	304	279
Travel commissions and fees	89	87	256	271
Service fees	71	97	228	279
Other(a)	38	33	103	101

Total Other fees and commissions	$694	$727	$2,076	$2,162

(a) Other primarily includes revenues from fees related to Membership Rewards programs. The following is a detail of Other revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2016	2015	2016	2015

Global Network Services partner revenues	$156	$156	$498	$474
Gross realized gains on sale of investment securities	1	1	5	1
Other(a)	326	347	1,011	1,018

Total Other revenues	$483	$504	$1,514	$1,493

(a)    Other includes revenues arising from net revenue earned on cross-border Card Member spending, insurance premiums earned from Card Member travel and other insurance programs, merchant-related fees, Travelers Cheques-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2016	2015	2016	2015

Professional services	$630	$687	$1,862	$1,966
Occupancy and equipment	429	523	1,332	1,372
Communications	68	84	231	257
Card and merchant-related fraud losses	67	64	182	247
Gain on sale of HFS portfolios(a)	—	—	(1,218)	—
Other(b)	304	277	999	727

Total Other expenses	$1,498	$1,635	$3,388	$4,569

(a)	Refer to Note 2 for additional information.
(b)	Other expense primarily includes general operating expenses, gains and losses on sales of assets or businesses not classified as discontinued operations, regulatory and litigation-related costs, certain Card Member reimbursements, insurance costs, certain loyalty coalition-related expenses, and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the nine months ended September 30, 2015). In addition, the nine months ended September 30, 2016 includes a valuation allowance adjustment associated with loans and receivables HFS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Income Taxes

The effective tax rate was 34.2 percent and 34.7 percent for the three months ended September 30, 2016 and 2015, respectively, and 33.9 percent and 34.2 percent for the nine months ended September 30, 2016 and 2015, respectively. The changes in tax rates primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

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

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $527 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $527 million of unrecognized tax benefits, approximately $310 million relates to amounts that if recognized would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate.

15.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except per share amounts)	2016	2015	2016	2015

Numerator:
Basic and diluted:
Net income	$1,142	$1,266	$4,583	$4,264
Preferred dividends	(21)	(22)	(61)	(42)

Net income available to common shareholders	1,121	1,244	4,522	4,222
Earnings allocated to participating share awards(a)	(9)	(10)	(37)	(32)

Net income attributable to common shareholders	$1,112	$1,234	$4,485	$4,190

Denominator: (a)
Basic: Weighted-average common stock	920	994	940	1,007
Add: Weighted-average stock options (b)	3	3	3	4

Diluted	923	997	943	1,011

Basic EPS	$1.21	$1.24	$4.77	$4.16
Diluted EPS	$1.20	$1.24	$4.76	$4.15

(a)	The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

(b)	The dilutive effect of unexercised stock options excludes from the computation of EPS 3.2 million and 0.6 million of options for the three months ended September 30, 2016 and 2015, respectively, and 2.2 million and 0.5 million of options for the nine months ended September 30, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Reportable Operating Segments

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and GMS. Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other:

Three Months Ended September 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$1,849	$1,205	$2,240	$1,044	$102	$6,440
Interest income	1,178	231	282	—	73	1,764
Interest expense	125	55	98	(60)	212	430
Total revenues net of interest expense	2,902	1,381	2,424	1,104	(37)	7,774
Net income (loss)	$401	$155	$466	$359	$(239)	$1,142

Total assets (billions)	$79	$34	$47	$23	$(30)	$153

Total equity (billions)	$8	$3	$7	$2	$1	$21

Nine Months Ended September 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$5,947	$3,587	$6,710	$3,172	$318	$19,734
Interest income	3,847	692	913	1	201	5,654
Interest expense	404	167	297	(180)	603	1,291
Total revenues net of interest expense	9,390	4,112	7,326	3,353	(84)	24,097
Net income (loss)	$2,162	$571	$1,527	$1,089	$(766)	$4,583

Total assets (billions)	$79	$34	$47	$23	$(30)	$153

Total equity (billions)	$8	$3	$7	$2	$1	$21

Three Months Ended September 30, 2015 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$2,117	$1,141	$2,217	$1,123	$90	$6,688
Interest income	1,324	228	297	—	55	1,904
Interest expense	123	55	91	(46)	176	399
Total revenues net of interest expense	3,318	1,314	2,423	1,169	(31)	8,193
Net income (loss)	$542	$154	$468	$397	$(295)	$1,266

Total assets (billions)	$84	$35	$46	$23	$(34)	$154

Total equity (billions)	$7	$3	$7	$3	$1	$21

Nine Months Ended September 30, 2015 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$6,324	$3,449	$6,677	$3,323	$279	$20,052
Interest income	3,849	710	864	1	174	5,598
Interest expense	358	176	271	(154)	572	1,223
Total revenues net of interest expense	9,815	3,983	7,270	3,478	(119)	24,427
Net income (loss)	$1,814	$544	$1,535	$1,135	$(764)	$4,264

Total assets (billions)	$84	$35	$46	$23	$(34)	$154

Total equity (billions)	$7	$3	$7	$3	$1	$21

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Environment

During the third quarter we remained focused on our key initiatives to accelerate revenue growth, optimize our investments and reset our cost base. Our results reflected progress on our cost reduction efforts and steady credit performance, partially offset by a higher level of investment spending and a restructuring charge. Reported billed business, loans and revenues declined year-over-year primarily due to the end of our relationship with Costco Wholesale Corporation in the United States (Costco) and the sales of the Card Member loans and receivables related to our cobrand partnerships with Costco and JetBlue Airways Corporation (JetBlue) (collectively, the HFS portfolios). However, we saw underlying growth in billed business, loans and revenues on an adjusted basis, as described further below. In addition, our strong capital position allowed us to return capital to shareholders.

For the third quarter, worldwide billings adjusted for foreign currency exchange rates were down year-over-year, but were up after excluding Costco-related billings from the prior year. Billings in the quarter were also impacted by lower gas and airline ticket prices, which remained headwinds across our U.S. businesses. We continued to see differing trends between spending by large corporations, which declined year-over-year, and spending by middle market and small businesses, which grew versus the prior year after adjusting for the effects of Costco. International billings continued to be strong.

Revenues net of interest expense declined year-over-year on a reported basis, reflecting lower billed business and a decline in Card Member loans. After excluding Costco-related revenues from the prior year, adjusted revenues net of interest expense grew year-over-year resulting from an increase in adjusted billed business and growth in net card fees across our premium card portfolios. Net interest income also declined year-over-year on a reported basis, reflecting lower Card Member loans and higher funding costs related to our charge card portfolio, due to an increase in interest rates versus the prior year. Excluding Costco cobrand card-related activity from the prior year, adjusted net interest income grew year-over-year as a result of growth in adjusted Card Member loans.

Card Member loans declined reflecting the sales of the HFS portfolios in the first half of the year. Adjusted Card Member loans grew year-over-year, after excluding from the prior year Card Member loans related to these portfolios. Provision expenses on a reported basis were also down year-over-year as the prior period included credit costs associated with the HFS portfolios. Provision expenses, adjusted for these credit costs, increased primarily as a result of growth in adjusted Card Member loans and seasoning of loans related to new Card Members. We expect that continued growth in adjusted loans and some modest upward pressure on our write-off rates, due primarily to this seasoning of loans related to new Card Members, will both contribute to an increase in provision expenses going forward.

Total expenses decreased versus the prior year, reflecting a decline in rewards expense, partially offset by an increase in investment spending on growth initiatives. The decrease in rewards expense was driven by the Costco cobrand expenses included in the prior year and the continued shift in volumes to cash rebate products, for which the rewards costs are classified as contra-discount revenue. After adjusting for the Costco cobrand, we expect rewards expense, including costs associated with cash rebate products, to grow faster than billings as we continue to enhance our card product value propositions over time. In addition, we expect that our investment spending on growth initiatives, including marketing and promotion, during the fourth quarter will be significantly higher than in the third quarter.

Competition remains intense across our businesses, particularly in the U.S. While our businesses are global and diversified, to remain competitive we need to continue to demonstrate the value we deliver to merchants, customers and business partners in all aspects of our relationships. More intense competition has and will continue to impact our cost of renewing and ability to win or extend cobrand and other relationships. Throughout our business, we are focused on those products, services and relationships that offer the best value to our customers while also providing appropriate returns to our business and shareholders.

See “Certain legislative, regulatory and other developments” in “Other Matters” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition.

American Express Company

Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our HFS portfolios to Card Member loans and receivables HFS on the Consolidated Balance Sheets. On March 18, 2016 and June 17, 2016, we completed the sales of the JetBlue and Costco cobrand card portfolios, respectively. For the periods from December 1, 2015, through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) reflect amounts related to the HFS portfolios through the sale completion dates. Additionally, for periods after the sale completion dates, activities associated with these cobrand partnerships and the HFS portfolios are no longer included in our Consolidated Results of Operations. Specifically, these impacts include: Discount revenue from Costco in the U.S. for spend on all American Express cards and from other merchants for spend on the Costco cobrand card; Other fees and commissions and Interest income from Costco cobrand Card Members; and Card Member rewards expense related to the Costco cobrand card.

Table 1: Summary of Financial Performance

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages and per share amounts)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Total revenues net of interest expense	$7,774	$8,193	$(419)	(5)%	$24,097	$24,427	$(330)	(1)%
Provisions for losses	504	529	(25)	(5)	1,401	1,416	(15)	(1)
Expenses	5,535	5,726	(191)	(3)	15,761	16,527	(766)	(5)
Net income	1,142	1,266	(124)	(10)	4,583	4,264	319	7
Earnings per common share - diluted(a)	$1.20	$1.24	$(0.04)	(3)%	$4.76	$4.15	$0.61	15%
Return on average equity(b)	26.1%	26.8%			26.1%	26.8%

(a)	Earnings per common share - diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $9 million and $10 million for the three months ended September 30, 2016 and 2015, respectively, and $37 million and $32 million for the nine months ended September 30, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $21 million and $22 million for the three months ended September 30, 2016 and 2015, respectively, and $61 million and $42 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Return on average equity (ROE) is computed by dividing (i) one-year period net income ($5.5 billion and $5.7 billion for September 30, 2016 and 2015, respectively) by (ii) one-year average total shareholders’ equity ($21.0 billion and $21.4 billion for September 30, 2016 and 2015, respectively).

Table 2: Total Revenue Net of Interest Expense Summary

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Discount revenue	$4,516	$4,778	$(262)	(5)%	$13,983	$14,384	$(401)	(3)%
Net card fees	747	679	68	10	2,161	2,013	148	7
Other fees and commissions	694	727	(33)	(5)	2,076	2,162	(86)	(4)
Other	483	504	(21)	(4)	1,514	1,493	21	1

Total non-interest revenues	6,440	6,688	(248)	(4)	19,734	20,052	(318)	(2)

Total interest income	1,764	1,904	(140)	(7)	5,654	5,598	56	1
Total interest expense	430	399	31	8	1,291	1,223	68	6

Net interest income	1,334	1,505	(171)	(11)	4,363	4,375	(12)	—

Total revenues net of interest expense	$7,774	$8,193	$(419)	(5)%	$24,097	$24,427	$(330)	(1)%

Total Revenues Net of Interest Expense

Discount revenue decreased $262 million or 5 percent and $401 million or 3 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by the Costco-related revenue included in the prior year, as previously mentioned, as well as increases in contra-discount revenues, including higher cash rebate rewards, partially offset by lower discount revenue share with GNS issuing partners.

Billed business decreased 3 percent and increased 1 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. U.S. billed business decreased 9 percent and 1 percent for the three and nine months ended September 30, 2016, respectively, primarily driven by Costco-related volumes in the prior year. Non-U.S. billed business increased 10 percent and 6 percent in the same respective periods.

The average discount rate was 2.47 percent and 2.45 percent for the three and nine months ended September 30, 2016, respectively, and 2.46 percent and 2.48 percent for the three and nine months ended September 30, 2015, respectively. The increase for the three-month period reflects the absence of Costco merchant volumes in the current year, which were at a lower discount rate than the average. The decrease for the nine-month period was driven primarily by a prior-year benefit related to certain merchant rebate accruals, growth of the OptBlue program and merchant negotiations, including those resulting from the recent European regulatory changes, partially offset by the benefit to the discount rate from the decline in Costco merchant volumes in the current period. We expect the average discount rate will likely decline over time due to further expansion of OptBlue, overall changes in the mix of spending by location and industry, merchant incentives and concessions, volume related pricing discounts, strategic investments, certain pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors. See Tables 5, 6 and 7 for more details on billed business performance and the average discount rate.

Net card fees increased $68 million or 10 percent and $148 million or 7 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by growth in the Platinum, Gold and Delta portfolios.

Other fees and commissions decreased $33 million or 5 percent and $86 million or 4 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by Costco-related fees included in the prior year, partially offset by an increase in delinquency and loyalty coalition-related fees.

Other revenues decreased $21 million or 4 percent and increased $21 million or 1 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Both periods reflect Costco-related revenues in the prior year and lower revenues related to the GBT JV transition services agreement in the current period, both of which were more than offset in the nine-month period by a contractual payment from a GNS partner in the second quarter of 2016 and higher revenues from our Prepaid Services business.

Interest income decreased $140 million or 7 percent and increased $56 million or 1 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Both periods reflect Costco-related interest income in the prior year, which was more than offset in the nine-month period by modestly higher yields and an increase in average Card Member loans (including Card Member loans HFS).

Interest expense increased $31 million or 8 percent and $68 million or 6 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher average customer deposit balances, partially offset by lower average long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Charge card	$174	$203	$(29)	(14)%	$496	$542	$(46)	(8)%
Card Member loans	319	309	10	3	831	829	2	—
Other	11	17	(6)	(35)	74	45	29	64

Total provisions for losses(a)	$504	$529	$(25)	(5)%	$1,401	$1,416	$(15)	(1)%

(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.

Provisions for Losses

Charge card provision for losses decreased $29 million or 14 percent and $46 million or 8 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by lower net write-offs and improved delinquencies.

Card Member loans provision for losses increased $10 million or 3 percent and remained flat for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, as the current year periods do not reflect credit costs associated with the HFS portfolios, as previously mentioned, which was offset by strong momentum in our lending growth initiatives, resulting in higher loan balances and net write-offs.

Other provision for losses decreased $6 million and increased $29 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase in the nine-month period was primarily driven by higher net write-offs in the merchant financing loan portfolio as a result of historic growth, whereas the decrease in the three-month period was due to improving merchant financing loan credit performance.

Table 4: Expenses Summary

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Marketing and promotion	$930	$847	$83	10%	$2,445	$2,217	$228	10%
Card Member rewards	1,566	1,763	(197)	(11)	5,035	5,202	(167)	(3)
Card Member services and other	278	269	9	3	841	772	69	9

Total marketing, promotion, rewards, Card Member services and other	2,774	2,879	(105)	(4)	8,321	8,191	130	2

Salaries and employee benefits	1,263	1,212	51	4	4,052	3,767	285	8
Other, net(a)	1,498	1,635	(137)	(8)	3,388	4,569	(1,181)	(26)

Total expenses	$5,535	$5,726	$(191)	(3)%	$15,761	$16,527	$(766)	(5)%

(a)	Beginning December 1, 2015 through to the sale completion dates, includes the valuation allowance adjustment associated with the HFS portfolios.

Expenses

Marketing and promotion expenses increased $83 million or 10 percent and $228 million or 10 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, driven by higher levels of spending on growth initiatives, predominantly within the USCS and ICNS segments.

Card Member rewards expenses decreased $197 million or 11 percent and $167 million or 3 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decreases were primarily driven by lower cobrand rewards expense of $236 million and $289 million, in the same respective periods, primarily reflecting Costco-related expenses in the prior year, as well as, in the current year, a shift in volumes to cash rebate products for which the rewards costs are classified as contra-discount revenue, partially offset in both periods by increased spending volumes across other cobrand card products. The lower cobrand rewards expense was partially offset by higher Membership Rewards expense of $38 million and $122 million, in the same respective periods, primarily driven by an increase in new points earned as a result of higher spending volumes and a lower benefit in the weighted average cost per point (WAC).

The Membership Rewards URR for current program participants was 95 percent (rounded down) at September 30, 2016, compared to 95 percent (rounded up) at September 30, 2015.

Card Member services and other expenses increased $9 million or 3 percent and $69 million or 9 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, driven by increased usage of travel-related benefits.

Salaries and employee benefits expenses increased $51 million or 4 percent and $285 million or 8 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by restructuring in the current year.

Other expenses decreased $137 million or 8 percent and $1.2 billion or 26 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decreases in both periods reflected an impairment charge related to previously capitalized software development costs, partially offset by a litigation reserve release, both in the prior year, and lower technology-related costs in the current year. The decrease in the nine-month period also reflected the gains on the sales of the HFS portfolios, partially offset by the benefit in the prior year from both the reassessment of the functional currency of certain UK legal entities and other foreign exchange (FX) related activity.

Income Taxes

The effective tax rate was 34.2 percent and 33.9 percent for the three and nine months ended September 30, 2016, respectively, and 34.7 percent and 34.2 percent for the three and nine months ended September 30, 2015, respectively. The changes in tax rates primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

Table 5: Selected Card-Related Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2016	Nine Months Ended		2016
	September 30,		vs.	September 30,		vs.

	2016	2015	2015	2016	2015	2015

Card billed business: (billions)
United States	$164.6	$180.4	(9)%	$526.0	$531.6	(1)%
Outside the United States	86.6	78.5	10	248.3	234.9	6

Worldwide	$251.2	$258.9	(3)	$774.3	$766.5	1

Total cards-in-force: (millions)
United States	47.1	56.4	(16)	47.1	56.4	(16)
Outside the United States	61.7	59.4	4	61.7	59.4	4

Worldwide	108.8	115.8	(6)	108.8	115.8	(6)

Basic cards-in-force: (millions)
United States	37.0	43.6	(15)	37.0	43.6	(15)
Outside the United States	51.1	49.0	4	51.1	49.0	4

Worldwide	88.1	92.6	(5)	88.1	92.6	(5)

Average basic Card Member spending: (dollars)(a)
United States	$4,937	$4,503	10	$13,732	$13,432	2
Outside the United States	3,264	3,197	2	9,667	9,620	—
Worldwide Average	4,433	4,165	6	12,628	12,437	2
Card Member loans: (billions)
United States	53.9	62.1	(13)	53.9	62.1	(13)
Outside the United States	6.7	6.8	(1)	6.7	6.8	(1)

Worldwide	$60.6	$68.9	(12)	$60.6	$68.9	(12)

Average discount rate	2.47%	2.46%		2.45%	2.48%
Average fee per card (dollars)(a)	$49	$39	26%	$43	$39	10%

(a)	Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

Table 6: Billed Business Growth

	Three Months Ended
	September 30, 2016

	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)

Worldwide(b)
Total billed business	(3)%	(3)%
Proprietary billed business	(5)	(5)
GNS billed business(c)	10	10
Airline-related volume (8% of worldwide billed business)	(6)	(5)
United States(b)
Billed business	(9)
Proprietary consumer card billed business(d)	(15)
Proprietary small business and corporate services billed business(e)	(1)
T&E-related volume (26% of U.S. billed business)	(7)
Non-T&E-related volume	(9)
Airline-related volume (7% of U.S. billed business)	(11)
Outside the United States(b)
Billed business	10	11
Japan, Asia Pacific & Australia billed business	22	16
Latin America & Canada billed business	—	7
Europe, the Middle East & Africa billed business	2	7
Proprietary consumer card billed business(c)	6	8
Proprietary small business and corporate services billed business(e)	6%	6%

(a)	The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding period against which such results are being compared).
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the ICNS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

Table 7: Billed Business Growth

	Nine Months Ended
	September 30, 2016

	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)

Worldwide(b)
Total billed business	1%	2%
Proprietary billed business	—	1
GNS billed business(c)	7	11
Airline-related volume (8% of worldwide billed business)	(5)	(3)
United States(b)
Billed business	(1)
Proprietary consumer card billed business(d)	(4)
Proprietary small business and corporate services billed business(e)	3
T&E-related volume (26% of U.S. billed business)	(3)
Non-T&E-related volume	(1)
Airline-related volume (7% of U.S. billed business)	(8)
Outside the United States(b)
Billed business	6	10
Japan, Asia Pacific & Australia billed business	14	14
Latin America & Canada billed business	(8)	6
Europe, the Middle East & Africa billed business	3	7
Proprietary consumer card billed business(c)	4	8
Proprietary small business and corporate services billed business(e)	2%	5%

(a)	Refer to Note (a) in Table 6.
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 8: Selected Credit-Related Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2016	Nine Months Ended		2016
	September 30,		vs.	September 30,		vs.

(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015

Worldwide Card Member receivables: (a)
Total receivables (billions)	$45.3	$44.3	2%	$45.3	$44.3	2%
Loss reserves:
Beginning balance	$423	$420	1	$462	$465	(1)
Provisions (b)	174	203	(14)	496	542	(8)
Net write-offs (c)	(159)	(174)	(9)	(518)	(544)	(5)
Other	(1)	(8)	(88)	(3)	(22)	(86)

Ending balance	$437	$441	(1)	$437	$441	(1)

% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal only (d)	1.4	1.8		1.6	1.8
Net write-off rate — principal and fees (d)	1.6	2.0		1.8	2.1
30+ days past due as a % of total (d)	1.4	1.6		1.4	1.6
Net loss ratio as a % of charge volume — GCP	0.11	0.08		0.09	0.09
90+ days past billing as a % of total — GCP	0.8%	0.7%		0.8%	0.7%

Worldwide Card Member loans: (a)
Total loans (billions)	$60.6	$68.9	(12)	$60.6	$68.9	(12)
Loss reserves:
Beginning balance	$1,091	$1,132	(4)	$1,028	$1,201	(14)
Provisions (b)	319	309	3	831	829	—
Net write-offs — principal only (c)	(250)	(231)	8	(687)	(733)	(6)
Net write-offs — interest and fees (c)	(48)	(37)	30	(128)	(122)	5
Other (e)	2	(9)	#	70	(11)	#

Ending balance	$1,114	$1,164	(4)	$1,114	$1,164	(4)

Ending reserves — principal	$1,050	$1,114	(6)	$1,050	$1,114	(6)
Ending reserves — interest and fees	$64	$50	28	$64	$50	28
% of loans	1.8%	1.7%		1.8%	1.7%
% of past due	160%	164%		160%	164%
Average loans (billions)(a)	$60.3	$69.0	(13)%	$58.9	$68.3	(14)%
Net write-off rate — principal only (d)	1.7%	1.3%		1.6%	1.4%
Net write-off rate — principal, interest and fees (d)	2.0	1.6		1.8	1.7
30+ days past due as a % of total (d)	1.1%	1.0%		1.1%	1.0%

#	Denotes a variance greater than 100 percent.

(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.
(b)	Provisions on principal and fee reserve components on Card Member receivables and provisions for principal, interest and/or fees on Card Member loans. Refer to Table 3 footnote (a).
(c)	Write-offs, less recoveries.
(d)	We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total for Card Member receivables relate to USCS, ICNS and Global Small Business Services (GSBS) Card Member receivables.
(e)	Includes reserves associated with Card Member loans reclassified from HFS to held for investment. Refer to Changes in Card Member loans reserve for losses under Note 4 to the Consolidated Financial Statements for additional information.

Table 9: Net Interest Yield on Card Member Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages and where indicated)	2016	2015	2016	2015

Net interest income	$1,334	$1,505	$4,363	$4,375
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	261	232	746	726
Interest income not attributable to the Company’s Card Member loan portfolio	(104)	(89)	(309)	(266)

Adjusted net interest income (a)	$1,491	$1,648	$4,800	$4,835
Average loans including HFS loan portfolios (billions)	$60.3	$69.0	$66.6	$68.3

Net interest income divided by average loans	8.8%	8.7%	8.7%	8.5%
Net interest yield on Card Member loans (a)	9.8%	9.5%	9.6%	9.5%

(a)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Business Segment Results

U.S. Consumer Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Revenues
Non-interest revenues	$1,849	$2,117	$(268)	(13)%	$5,947	$6,324	(377)	(6)%

Interest income	1,178	1,324	(146)	(11)	3,847	3,849	(2)	—
Interest expense	125	123	2	2	404	358	46	13

Net interest income	1,053	1,201	(148)	(12)	3,443	3,491	(48)	(1)

Total revenues net of interest expense	2,902	3,318	(416)	(13)	9,390	9,815	(425)	(4)
Provisions for losses	275	294	(19)	(6)	702	730	(28)	(4)

Total revenues net of interest expense after provisions for losses	2,627	3,024	(397)	(13)	8,688	9,085	(397)	(4)

Expenses
Marketing, promotion, rewards, Card Member services and other	1,274	1,396	(122)	(9)	3,991	3,972	19	—
Salaries and employee benefits and other operating expenses	738	768	(30)	(4)	1,297	2,273	(976)	(43)

Total expenses	2,012	2,164	(152)	(7)	5,288	6,245	(957)	(15)

Pretax segment income	615	860	(245)	(28)	3,400	2,840	560	20
Income tax provision	214	318	(104)	(33)	1,238	1,026	212	21

Segment income	$401	$542	$(141)	(26)%	$2,162	$1,814	348	19%

Effective tax rate	34.8%	37.0%			36.4%	36.1%

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.

Non-interest revenues decreased $268 million or 13 percent and $377 million or 6 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decreases in both periods were primarily due to lower discount revenue, which decreased $266 million or 17 percent and $413 million or 9 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, reflecting Costco-related revenues in the prior year and higher cash rebate rewards in the current year, for which the rewards costs are classified as contra-discount revenue. Billed business decreased 15 percent and 4 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by Costco-related volumes included in the prior year. The decrease in discount revenue was partially offset by an increase in net card fees, resulting from growth in the Platinum, Gold and Delta portfolios.

Net interest income decreased $148 million or 12 percent and $48 million or 1 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by Costco-related interest income included in the prior year and higher interest expense in the current year, partially offset in the nine-month period by modestly higher yields and an increase in average Card Member loans (including Card Member loans HFS).

Overall, provisions for losses decreased $19 million or 6 percent and $28 million or 4 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, as the current year periods do not reflect credit costs associated with the HFS portfolios, as previously mentioned, which was partially offset by strong momentum in our lending growth initiatives, resulting in higher loan balances and net write-offs.

Marketing, promotion, rewards, Card Member services and other expenses decreased $122 million or 9 percent and was relatively flat for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Both periods reflect lower cobrand rewards expense due to Costco-related expenses in the prior year, which was offset in the nine-month period by an increase in marketing and promotion expense, driven by higher levels of spending on growth initiatives, and an increase in Card Member services expense, driven by increased usage of new benefits.

Salaries and employee benefits and other operating expenses decreased $30 million or 4 percent and $976 million or 43 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease in the three-month period was primarily driven by lower operating expenses, partially offset by restructuring in the current year. The decrease in the nine-month period primarily reflects the gains on the sales of the HFS portfolios.

Table 11: USCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2016 vs.	As of or for the Nine Months Ended September 30,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015
Card billed business (billions)	$78.6	$92.3	(15)%	$261.0	$271.6	(4)%
Total cards-in-force	32.3	40.0	(19)	32.3	40.0	(19)
Basic cards-in-force	22.9	28.0	(18)	22.9	28.0	(18)
Average basic Card Member spending (dollars)	$3,452	$3,337	3	$9,878	$9,969	(1)
Total segment assets (billions)(a)	$79.4	$84.0	(5)	$79.4	$84.0	(5)
Segment capital (billions)	$7.5	$7.3	3	$7.5	$7.3	3
Return on average segment capital (b)	37.4%	30.1%		37.4%	30.1%

Card Member receivables: (c)
Total receivables (billions)	$10.1	$10.5	(4)	$10.1	$10.5	(4)
Net write-off rate – principal only (d)	1.1%	1.5%		1.4%	1.6%
Net write-off rate – principal and fees (d)	1.3%	1.7%		1.6%	1.8%
30+ days past due as a % of total	1.4%	1.6%		1.4%	1.6%

Card Member loans: (c)
Total loans (billions)	$44.9	$52.2	(14)%	$44.9	$52.2	(14)%
Average loans (billions)	$44.8	$52.1	(14)%	$43.7	$51.4	(15)%
Net write-off rate – principal only (d)	1.6%	1.3%		1.5%	1.4%
Net write-off rate – principal, interest and fees (d)	1.9%	1.5%		1.8%	1.6%
30+ days past due loans as a % of total	1.1%	1.0%		1.1%	1.0%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,053	$1,201		$3,443	$3,491
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	20	18		59	53
Interest income not attributable to the Company’s Card Member loan portfolio	(6)	(5)		(16)	(11)

Adjusted net interest income (e)	$1,067	$1,214		$3,487	$3,533
Average loans including HFS loan portfolios (billions)	$44.8	$52.1		$50.1	$51.4
Net interest income divided by average loans	9.4%	9.2%		9.2%	9.1%
Net interest yield on Card Member loans(e)	9.5%	9.2%		9.3%	9.2%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.
(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.7 billion and $2.3 billion for the twelve months ended September 30, 2016 and 2015, respectively) by (ii) one-year average segment capital ($7.2 billion and $7.6 billion for the twelve months ended September 30, 2016 and 2015, respectively).
(c)	Refer to Table 8 footnote (a).
(d)	Refer to Table 8 footnote (d).
(e)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

International Consumer and Network Services

Table 12: ICNS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Revenues
Non-interest revenues	$1,205	$1,141	$64	6%	$3,587	$3,449	$138	4%

Interest income	231	228	3	1	692	710	(18)	(3)
Interest expense	55	55	—	—	167	176	(9)	(5)

Net interest income	176	173	3	2	525	534	(9)	(2)

Total revenues net of interest expense	1,381	1,314	67	5	4,112	3,983	129	3
Provisions for losses	84	77	7	9	233	223	10	4

Total revenues net of interest expense after provisions for losses	1,297	1,237	60	5	3,879	3,760	119	3

Expenses
Marketing, promotion, rewards, Card Member services and other	554	504	50	10	1,535	1,433	102	7
Salaries and employee benefits and other operating expenses	535	532	3	1	1,608	1,608	—	—

Total expenses	1,089	1,036	53	5	3,143	3,041	102	3

Pretax segment income	208	201	7	3	736	719	17	2
Income tax provision	53	47	6	13	165	175	(10)	(6)

Segment income	$155	$154	$1	1%	$571	$544	$27	5%

Effective tax rate	25.5%	23.4%			22.4%	24.3%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.

Non-interest revenues increased $64 million or 6 percent and $138 million or 4 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher discount revenue, due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, and higher net card fees. The increase in the nine-month period also reflected a contractual payment from a GNS partner in the second quarter of 2016. Total billed business increased 8 percent and 6 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily due to increased proprietary and GNS cards-in-force and average spend per card. Refer to Tables 6 and 7 for additional information on billed business by region.

Interest income was relatively flat and decreased $18 million or 3 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, reflecting the impact of changes in FX rates year-over-year. FX-adjusted interest income increased 8 percent and 7 percent, in the same respective periods, primarily driven by higher average FX-adjusted loan balances.1

1 The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding period against which such results are being compared). FX-adjusted revenues and expenses constitute non-GAAP measures. We believe the presentation of information on a foreign currency adjusted basis is helpful to investors by making it easier to compare our performance in one period to that of another period without the variability caused by fluctuations in currency exchange rates.

Interest expense was relatively flat and decreased $9 million or 5 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, reflecting the impact of changes in FX rates year-over-year. FX-adjusted interest expense increased 6 percent for both periods driven by higher funding costs.2

Provisions for losses increased $7 million or 9 percent and $10 million or 4 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, driven by higher net write-offs.

Marketing, promotion, rewards, Card Member services and other expenses increased $50 million or 10 percent and $102 million or 7 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher levels of spending on growth initiatives.

Salaries and employee benefits and other operating expenses were relatively flat for both the three and nine months ended September 30, 2016, and increased 3 percent for both periods on an FX-adjusted basis, compared to the same periods in the prior year, primarily driven by restructuring in the current year.2

The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under the Company’s internal tax allocation process. The effective tax rate for 2016 also reflects the allocated share of tax benefits related to the resolution of certain prior years’ items. In addition, the effective tax rate in each of the periods reflects the impact of recurring permanent tax benefits on varying levels of pretax income.

2 Refer to footnote 1 on page 47 for details regarding foreign currency adjusted information.

Table 13: ICNS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2016 vs.	As of or for the Nine Months Ended September 30,		Change 2016 vs.

(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015

Card billed business (billions)
Proprietary	$26.6	$25.1	6%	$77.8	$75.0	4%
GNS	44.8	40.8	10	129.1	121.0	7

Total	$71.4	$65.9	8	$206.9	$196.0	6

Total cards-in-force
Proprietary	14.8	14.5	2	14.8	14.5	2
GNS	48.1	46.3	4	48.1	46.3	4

Total	62.9	60.8	3	62.9	60.8	3

Proprietary basic cards-in-force	10.3	9.9	4	10.3	9.9	4
Average proprietary basic Card Member spending (dollars)	$2,596	$2,547	2	$7,665	$7,591	1
Total segment assets (billions)(a)	$34.4	$34.5	—	$34.4	$34.5	—
Segment capital (billions)	$2.7	$3.1	(13)	$2.7	$3.1	(13)
Return on average segment capital (b)	26.4%	21.9%		26.4%	21.9%

Card Member receivables: (c)
Total receivables (billions)	$5.6	$5.2	8	$5.6	$5.2	8
Net write-off rate – principal only (d)	2.0%	2.3%		2.1%	2.1%
Net write-off rate – principal and fees(d)	2.2%	2.5%		2.3%	2.3%
30+ days past due as a % of total	1.5%	1.6%		1.5%	1.6%

Card Member loans: (c)
Total loans (billions)	$6.7	$6.7	—	$6.7	$6.7	—
Average loans (billions)	$6.7	$6.9	(3)%	$6.8	$7.0	(3)%
Net write-off rate – principal only (d)	2.1%	1.8%		2.0%	2.0%
Net write-off rate – principal, interest and fees (d)	2.6%	2.3%		2.5%	2.4%
30+ days past due loans as a % of total	1.7%	1.6%		1.7%	1.6%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$176	$173		$525	$534
Exclude:
Interest expense not attributable to the Company’s Card Member loan portfolio	12	14		33	42
Interest income not attributable to the Company’s Card Member loan portfolio	—	(6)		(7)	(15)

Adjusted net interest income (e)	$188	$181		$551	$561

Average loans (billions)	$6.7	$6.9		$6.8	$7.0

Net interest income divided by average loans	10.5%	10.1%		10.4%	10.1%
Net interest yield on Card Member loans (e)	11.2%	10.5%		10.9%	10.7%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.

(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($712 million and $627 million for the twelve months ended September 30, 2016 and 2015, respectively) by (ii) one-year average segment capital ($2.7 billion and $2.9 billion for the twelve months ended September 30, 2016 and 2015, respectively).

(c)	Refer to Table 8 footnote (a).

(d)	Refer to Table 8 footnote (d).

(e)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Revenues
Non-interest revenues	$2,240	$2,217	$23	1%	$6,710	$6,677	$33	—%

Interest income	282	297	(15)	(5)	913	864	49	6
Interest expense	98	91	7	8	297	271	26	10

Net interest income	184	206	(22)	(11)	616	593	23	4

Total revenues net of interest expense	2,424	2,423	1	—	7,326	7,270	56	1
Provisions for losses	134	148	(14)	(9)	433	435	(2)	—

Total revenues net of interest expense after provisions for losses	2,290	2,275	15	1	6,893	6,835	58	1

Expenses
Marketing, promotion, rewards, Card Member services and other	808	826	(18)	(2)	2,415	2,358	57	2
Salaries and employee benefits and other operating expenses	753	712	41	6	2,078	2,074	4	—

Total expenses	1,561	1,538	23	1	4,493	4,432	61	1

Pretax segment income	729	737	(8)	(1)	2,400	2,403	(3)	—
Income tax provision	263	269	(6)	(2)	873	868	5	1

Segment income	$466	$468	$(2)	—%	$1,527	$1,535	$(8)	(1)%

Effective tax rate	36.1%	36.5%			36.4%	36.1%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides financing products for qualified merchants.

Non-interest revenues were relatively flat for both the three and nine months ended September 30, 2016, compared to the same periods in the prior year, with billed business increasing 1 percent and 3 percent over the same respective periods, offset by Costco-related revenues in the prior year.

Net interest income decreased $22 million or 11 percent and increased $23 million or 4 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Both periods reflect Costco-related revenues in the prior year, which were more than offset in the nine-month period by an increase in average Card Member loans (including Card Member loans HFS), partially offset by higher interest expense.

Provisions for losses decreased $14 million or 9 percent and remained relatively flat for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease in the three-month period was primarily due to improving merchant financing loan credit performance.

Marketing, promotion, rewards, Card Member services and other expenses decreased $18 million or 2 percent and increased $57 million or 2 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease in the three-month period was primarily driven by Costco-related expenses in the prior year, partially offset by higher investment spending in the current year. The increase in the nine-month period was primarily driven by higher Card Member rewards expense, due to higher spending volumes, and increased marketing and promotion expense.

Salaries and employee benefits and other operating expenses increased $41 million or 6 percent and remained relatively flat for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase in the three-month period was primarily due to a restructuring charge in the current quarter, and higher operating expenses, including technology development and professional fees. In the nine-month period, these increases were offset by the gains on the sales of the HFS portfolios.

Table 15: GCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2016 vs.	As of or for the Nine Months Ended September 30,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015

Card billed business (billions)	$100.1	$99.5	1%	$302.8	$295.4	3%
Total cards-in-force	13.6	15.0	(9)	13.6	15.0	(9)
Basic cards-in-force	13.6	15.0	(9)	13.6	15.0	(9)
Average basic Card Member spending (dollars)	$7,386	$6,711	10	$20,857	$19,999	4
Total segment assets (billions)(a)	$46.8	$45.9	2	$46.8	$45.9	2
Segment capital (billions)	$7.3	$6.8	7	$7.3	$6.8	7
Return on average segment capital (b)	28.0%	34.1%		28.0%	34.1%
Card Member receivables (billions)	$29.6	$28.6	3	$29.6	$28.6	3
Card Member loans (billions)	$9.1	$10.0	(9)	$9.1	$10.0	(9)

Card Member receivables: (c)
Total receivables - GCP (billions)	$15.8	$15.7	—	$15.8	$15.7	—
90+ days past billing as a % of total - GCP (d)	0.8%	0.7%		0.8%	0.7%
Net loss ratio (as a % of charge volume) - GCP	0.11%	0.08%		0.09%	0.09%
Total receivables - GSBS (billions)	$13.8	$12.9	7	$13.8	$12.9	7
Net write-off rate (principal only) - GSBS (e)	1.3%	1.8%		1.6%	1.9%
Net write-off rate (principal and fees) - GSBS (e)	1.5%	2.0%		1.8%	2.2%
30+ days past due as a % of total - GSBS	1.5%	1.6%		1.5%	1.6%

Card Member loans: (c)
Total loans - GSBS (billions)	$9.0	$10.0	(10)	$9.0	$10.0	(10)
Average loans - GSBS (billions)	$8.8	$9.9	(11)%	$8.4	$9.8	(14)%
Net write-off rate (principal only) - GSBS (e)	1.5%	1.3%		1.4%	1.3%
Net write-off rate (principal, interest and fees) - GSBS (e)	1.8%	1.5%		1.7%	1.5%
30+ days past due as a % of total - GSBS	1.1%	1.0%		1.1%	1.0%

Calculation of Net Interest Yield on Card Member loans:
Net interest income	$184	$206		$616	$593
Exclude:
Interest expense not attributable to the
Company’s Card Member loan portfolio	79	71		231	213
Interest income not attributable to the
Company’s Card Member loan portfolio	(28)	(24)		(85)	(65)

Adjusted net interest income(f)	$235	$253		$762	$741

Average loans including HFS loan portfolios (billions)	$8.8	$10.0		$9.8	$9.8

Net interest income divided by average loans	8.3%	8.3%		8.4%	8.1%
Net interest yield on Card Member loans (f)	10.6%	10.0%		10.4%	10.1%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.

(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.0 billion and $2.4 billion for the twelve months ended September 30, 2016 and 2015, respectively) by (ii) one-year average segment capital ($7.2 billion and $7.0 billion for the twelve months ended September 30, 2016 and 2015, respectively).

(c)	Refer to Table 8 footnote (a).

(d)	For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(e)	Refer to Table 8 footnote (d).

(f)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Merchant Services

Table 16: GMS Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

(Millions, except percentages)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015

Revenues
Non-interest revenues	$1,044	$1,123	$(79)	(7)%	$3,172	$3,323	$(151)	(5)%

Interest income	—	—	—	—	1	1	—	—
Interest expense	(60)	(46)	(14)	30	(180)	(154)	(26)	17

Net interest income	60	46	14	30	181	155	26	17

Total revenues net of interest expense	1,104	1,169	(65)	(6)	3,353	3,478	(125)	(4)
Provisions for losses	8	8	—	—	21	22	(1)	(5)

Total revenues net of interest expense after provisions for losses	1,096	1,161	(65)	(6)	3,332	3,456	(124)	(4)

Expenses
Marketing, promotion, rewards, Card Member services and other	55	78	(23)	(29)	171	210	(39)	(19)
Salaries and employee benefits and other operating expenses	470	449	21	5	1,422	1,440	(18)	(1)

Total expenses	525	527	(2)	—	1,593	1,650	(57)	(3)

Pretax segment income	571	634	(63)	(10)	1,739	1,806	(67)	(4)
Income tax provision	212	237	(25)	(11)	650	671	(21)	(3)

Segment income	$359	$397	$(38)	(10)%	$1,089	$1,135	$(46)	(4)%

Effective tax rate	37.1%	37.4%			37.4%	37.2%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data, leveraging the Company’s global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues decreased $79 million or 7 percent and $151 million or 5 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, as a result of Costco-related revenues in the prior year, as well as higher contra-revenues in the current year.

Net interest income increased $14 million or 30 percent and $26 million or 17 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, reflecting a higher interest expense credit relating to internal transfer pricing and funding rates, which resulted in a net benefit for GMS due to its merchant payables.

Marketing, promotion, rewards, Card Member services and other expenses decreased $23 million or 29 percent and $39 million or 19 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by higher marketing and promotion expenses related to our loyalty coalition business in the prior year.

Salaries and employee benefits and other operating expenses increased $21 million or 5 percent and decreased $18 million or 1 percent for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase in the three-month period was primarily driven by a litigation reserve release in prior year. In the nine-month period, this increase was more than offset by growth of the OptBlue program, which does not entail merchant acquirer payments.

Table 17: GMS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2016 vs.	As of or for the Nine Months Ended September 30,		Change 2016 vs.
(Millions, except percentages and where indicated)	2016	2015	2015	2016	2015	2015

Loyalty Coalition revenue	$106	$100	6%	$304	$279	9%
Average discount rate	2.47%	2.46%		2.45%	2.48%
Total segment assets (billions)(a)	$23.2	$23.3	—%	$23.2	$23.3	—%
Segment capital(billions)	$2.3	$2.6	(12)%	$2.3	$2.6	(12)%
Return on average segment capital(b)	59.9%	66.9%		59.9%	66.9%

(a)	Effective September 30, 2015, certain intercompany balances have been reclassified between operating segments as a result of system enhancements.

(b)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for both the twelve months ended September 30, 2016 and 2015) by (ii) one-year average segment capital ($2.4 billion and $2.2 billion for the twelve months ended September 30, 2016 and 2015, respectively).

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.

Corporate & Other net expense decreased to $239 million for the three months ended September 30, 2016, compared to $295 million for the three months ended September 30, 2015, and increased to $766 million for the nine months ended September 30, 2016, compared to $764 million for the nine months ended September 30, 2015. The decrease for the three-month period was primarily driven by the impairment charge related to previously capitalized software development costs in the prior year, partially offset by restructuring in the current year. In the nine-month period, this decrease, combined with higher income from our Prepaid Services business, was more than offset by the benefit in the first quarter of 2015 from both the reassessment of the functional currency of certain UK legal entities and other FX-related activity.

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

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (AECB) and American Express Bank, FSB (FSB), as well as additional ratios widely utilized in the marketplace, as of September 30, 2016.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Standards 2016(a)	Ratios as of September 30, 2016

Risk-Based Capital
Common Equity Tier 1	5.1%
American Express		13.6%
AECB		17.0
FSB		17.5
Tier 1	6.6
American Express		14.9
AECB		17.0
FSB		17.5
Total	8.6
American Express		16.6
AECB		18.3
FSB		18.7
Tier 1 Leverage	4.0
American Express		11.9
AECB		15.9
FSB		13.6
Supplementary Leverage Ratio(b)	3.0%
American Express		10.3
AECB		12.5
FSB		11.5%

(a)	Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2016 for Advanced Approaches institutions.

(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

Table 19: Regulatory Risk-Based Capital Components and Risk Weighted Assets

($ in Billions)	September 30, 2016
Risk-Based Capital
Common Equity Tier 1	$16.8
Tier 1 Capital	18.4
Tier 2 Capital(a)	2.1
Total Capital	20.5

Risk Weighted Assets	123.6
Average Total Assets to calculate the Tier 1 Leverage Ratio	154.2
Total Leverage Exposure to calculate SLR	$178.7

(a)	Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

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

The following are definitions for our regulatory risk-based capital ratios and leverage ratio, which are calculated as per standard regulatory guidance:

Risk-Weighted Assets — Assets are weighted for risk according to a formula used by the Federal Reserve to conform to capital adequacy guidelines. On- and off-balance sheet items are weighted for risk, with off-balance sheet items converted to balance sheet equivalents, using risk conversion factors, before being allocated a risk-adjusted weight. Off-balance sheet exposures comprise a minimal part of the total risk-weighted assets.

Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (“CET1”), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit/losses, all net of tax and subject to transition provisions.

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries adjusted for capital to be held by insurance subsidiaries and deferred tax assets from net operating losses not deducted from CET1.

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for receivable and loan losses (limited to 1.25 percent of risk-weighted assets), a portion of the unrealized gains on equity securities, and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

Tier 1 Leverage Ratio — The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter. Average total consolidated assets as of September 30, 2016 were $154.2 billion.

Supplementary Leverage Ratio — The supplementary leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure under Basel III. Leverage exposure, which reflects average total consolidated assets with adjustments for Tier 1 capital deductions, average off-balance sheet derivatives exposures, securities purchased under agreements to resell and credit equivalents of undrawn commitments that are both conditionally and unconditionally cancellable. Total leverage exposure for supplementary leverage ratio purposes as of September 30, 2016 was $178.7 billion.

Fully Phased-in Basel III

Basel III, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased-in as of September 30, 2016. These ratios are calculated using the Standardized Approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III Advanced Approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 20: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

($ in Billions)	September 30, 2016
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	13.1%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	14.3

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.6
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	10.0%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$124.7
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	154.0
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$178.4

(a)	The Fully Phased-in Basel III Common Equity Tier 1 and Tier 1 risk-based capital ratios, non-GAAP measures, are calculated as Common Equity Tier 1 or Tier 1 capital under Fully Phased-in Basel III rules, as applicable, divided by risk-weighted assets under Fully Phased-in Basel III rules. Refer to Table 21 for a reconciliation of Common Equity Tier 1 and Tier 1 capital under Fully Phased-in Basel III rules to Common Equity Tier 1 and Tier 1 capital under Transitional Basel III rules.

(b)	The Fully Phased-in Basel III Tier 1 and supplementary leverage ratios, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III, respectively.

(c)	Estimated Fully Phased-in Basel III risk-weighted assets, a non-GAAP measure, reflect our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.

(d)	Estimated Fully Phased-in Basel III Leverage Exposure, a non-GAAP measure, reflects average total consolidated assets with adjustments for Tier 1 capital deductions on a fully phased-in basis, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities.

The Basel capital standards establish minimum requirements for the Tier 1 risk-based capital ratios that are 1.5 percent higher than the minimum requirements for CET1 risk-based capital ratios. This difference between Tier 1 capital, which includes common equity and qualifying preferred securities, and CET1 is also present in the minimum capital requirements within Comprehensive Capital Analysis and Review (CCAR).

We issued $1.6 billion of preferred shares to help finance a portion of the Tier 1 capital requirements in excess of common equity requirements.

Our $750 million of subordinated debentures, which prior to 2014, were fully included in Tier 2 capital (but not in Tier 1 capital), do not meet the requirements of Tier 2 capital under Basel III and thus were redeemed for cash on September 1, 2016 at 100 percent of the principal amount outstanding. As previously mentioned, we issued $600 million of subordinated notes, which qualify as Tier 2 capital under Basel rules.

The following table presents a comparison of our Common Equity Tier 1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated Common Equity Tier 1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of September 30, 2016.

Table 21: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET 1	Tier 1

Risk-Based Capital under Transitional Basel III	$16.8	$18.4
Adjustments related to:
AOCI	(0.2)	(0.2)
Transition provisions for intangible assets	(0.3)	(0.3)
Other	—	—

Estimated Common Equity Tier 1 (CET1) and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.3	$17.9

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

During the three and nine months ended September 30, 2016, we returned $0.9 billion and $4.2 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.8 billion, respectively) and share repurchases ($0.6 billion and $3.4 billion, respectively). We repurchased 8.8 million common shares at an average price of $64.39 in the third quarter of 2016. These dividend and share repurchase amounts collectively represent approximately 75 percent and 92 percent of total capital generated during the three and nine-month periods, respectively.

In addition, during the three months ended September 30, 2016, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series C Preferred Shares during the third quarter of 2016 were $21 million.

Funding Strategy

Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.

Summary of Consolidated Debt

We had the following consolidated debt and customer deposits outstanding as of September 30, 2016, and December 31, 2015:

Table 22: Consolidated Debt

(Billions)	September 30, 2016	December 31, 2015

Short-term borrowings	$2.9	$4.8
Long-term debt	44.9	48.1

Total debt	47.8	52.9
Customer deposits	53.5	55.0

Total debt and customer deposits	$101.3	$107.9

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

Table 23: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook

DBRS	All rated entities	R-1 (middle)	A (high)	Stable

Fitch	All rated entities	F1	A	Negative
Moody’s	TRS and rated operating subsidiaries (a)	Prime 1	A2	Stable
Moody’s	American Express Company	Prime 2	A3	Stable
S&P	TRS and rated operating subsidiaries (a) (b)	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

(b)	S&P does not provide a rating for TRS short-term debt.

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

Deposit Programs

We held the following deposits as of September 30, 2016 and December 31, 2015:

Table 24: Customer Deposits

	September 30,	December 31,
(Billions)	2016	2015

U.S. retail deposits:
Savings accounts — Direct	$30.7	$29.0
Certificates of deposit:(a)
Direct	0.3	0.3
Third-party (brokered)	12.9	13.9
Sweep accounts — Third-party (brokered)	8.9	10.9
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing	0.1	0.2
Card Member credit balances - U.S. and non-U.S.	0.6	0.7

Total customer deposits	$53.5	$55.0

(a)	The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs, issued through direct and third-party programs, were 23.8 months and 1.93 percent, respectively, as of September 30, 2016.

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

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of debt securities. During the three months ended September 30, 2016, no such triggering events occurred.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other regulatory measures of liquidity, such as the LCR, as well as additional stress scenarios required under our liquidity risk policy. The Company was in compliance with the liquidity requirements to which it is subject, including the LCR, for the three months ended September 30, 2016.

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

Securitized Borrowing Capacity

As of September 30, 2016, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 17, 2018, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. On September 12, 2016, we extended the Lending Trust’s $2.0 billion facility by one year to mature on September 17, 2018. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2016, $2.2 billion was drawn on the Charge Trust facility. No amounts were drawn on the Lending Trust facility.

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

We had approximately $54.9 billion as of September 30, 2016 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facilities

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of September 30, 2016 of $3.0 billion, which expires on December 9, 2018. As of September 30, 2016, no amounts were drawn on this facility.

Certain Other Off-Balance Sheet Arrangements

As of September 30, 2016, we had approximately $239 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30:

Table 25: Cash Flows

(Billions)	2016	2015

Total cash provided by (used in):
Operating activities	$4.9	$7.8
Investing activities	10.1	(2.7)
Financing activities	(11.2)	(7.3)
Effect of foreign currency exchange rates on cash and cash equivalents and other	—	(0.2)

Net increase in cash and cash equivalents	$3.8	$(2.4)

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the nine months ended September 30, 2016 and 2015, net cash provided by operating activities was $4.9 billion and $7.8 billion, respectively, driven by net income of $4.6 billion and $4.3 billion, respectively, adjusted for non-cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The current period net income includes the $1.2 billion gain on the sales of the HFS portfolios, which is presented in Net decrease (increase) in Card Member receivables and loans, including held for sale, within cash flows from investing activities. The decrease was also driven primarily by impacts from movements in Other assets and Accounts payable and Other liabilities as a result of normal business operating activities.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, along with gains on sales related thereto, as well as changes in our available for sale investment securities portfolio.

For the nine months ended September 30, 2016, and 2015, net cash provided by (used in) investing activities was $10.1 billion and $(2.7) billion, respectively. The increase in the current period, as compared to the nine months ended September 30, 2015, was primarily driven by the sales of the HFS portfolios.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the nine months ended September 30, 2016, and 2015, net cash used in financing activities was $11.2 billion and $7.3 billion, respectively. The increase in the current period, as compared to the nine months ended September 30, 2015, primarily resulted from a net decrease in short-term borrowings and customer deposits, partially offset by lower net repayments of long-term debt in the current year, as compared to the same period in the prior year.

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

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

•	Price caps – Interchange fees on consumer card transactions in the EU are capped as of December 2015, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees and “three party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three party” networks should be treated as “four party” networks (such as Visa and MasterCard, which have interchange fees) when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a cobrand partner or through an agent. This means, for example, the caps will apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU, which may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressures on merchant fees across the industry, including our discount rates. We have brought a legal challenge and seek a ruling from the EU Court of Justice to invalidate the application of price caps in circumstances where three party networks issue cards with a cobrand partner or through an agent. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

•	Card acceptance terms –“Anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, are prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on “anti-steering rules” took effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules took effect in June 2016.

•	Network licensing – In December 2015, the geographic scope of the network licenses that we agree to with our GNS partners in the EU was amended to cover the entire EU in order to meet the requirements of the regulation. This allows GNS partners to actively pursue their American Express business throughout the EU, including countries where we or other GNS partners are present, and may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity to incentivize development of the American Express business in relation to a particular country.

•	Separation of network processing – From June 2016, card networks are required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This provision does not generally apply to “three party” payment networks, such as American Express, but may be deemed applicable, for example, where a different GNS issuer and acquirer is involved in a transaction, which represent a very small percentage of transactions on our network.

•	Co-badging of cards – From June 2016, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

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

Australia Payments Regulation

Following a formal review of the regulatory framework for card payments in Australia, the Reserve Bank of Australia adopted new regulations on May 26, 2016, including the following:

•	Interchange caps – as of July 1, 2017, the interchange fee paid on Visa and MasterCard credit transactions must not exceed a weighted-average benchmark of 0.50 percent across all transactions, with a maximum interchange fee cap of 0.80 percent for each individual credit card transaction.

•	The inclusion of our GNS business in Australia under interchange regulation, which subjects GNS payments to bank partners to the same interchange caps and regulations that apply to Visa and MasterCard credit card transactions in Australia, effective July 1, 2017.

•	Broadening the definition of interchange fees to include any fees paid by networks to card-issuing banks as incentives to issue cards, as well as any other net payments made to card issuers.

•	Increasing the frequency of periodic weighted-average benchmark calculations from every three years to quarterly to confirm compliance with the interchange caps. In determining compliance, all transactions at Australian merchants (including commercial card transactions, but excluding those on foreign-issued cards) will be taken into consideration.

•	Changing the rules on merchant surcharging to limit surcharging to the actual cost of card acceptance paid to the merchant acquirer, as recorded on the merchant statement issued by the merchant acquirer; the changes took effect as of September 1, 2016 for large merchants and will take effect September 1, 2017 for other merchants.

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

The review of products and practices to assess compliance and prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and regulators more broadly, as well as our own internal reviews. For example, federal banking regulators have recently announced they are conducting horizontal reviews of banking sales practices and we are cooperating with regulators in those reviews. Internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to our practices, products and procedures. Such reviews are also likely to continue to result in increased costs related to regulatory oversight, supervision and examination, and additional restitution to our Card Members and may result in additional regulatory actions, including civil money penalties.

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

On July 28, 2016, the CFPB outlined proposals under consideration that would set forth additional requirements for third-party debt collection agencies, which we use in the ordinary course. This proposal is part of a rulemaking process that may not result in a final rule, if any, becoming effective before 2018.

As of March 1, 2017, regulations implementing Dodd-Frank’s margin requirements would result in us collecting and remitting cash and/or securities collateral relative to the value of certain uncleared derivative transactions (variation margin), which may create or increase collateral posting requirements for us.

Antitrust Litigation

The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. The trial court had ruled that the challenged provisions violate U.S. antitrust laws and issued an injunction. We appealed this judgment and on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. We continue to vigorously defend similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part II, Item 1. “Legal Proceedings” for a description of the DOJ case and Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K) for descriptions of the related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in the 2015 Form 10-K for information on the potential impacts of an adverse decision in the merchant litigations on our business.

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

Asset securitizations — Asset securitization involves the transfer and sale of loans or receivables to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred loans or receivables. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying loans or receivables. The loans and receivables of our Lending Trust and Charge Trust (together, the Trusts) being securitized are reported as assets, and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.

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

Operating expenses — Represents salaries and employee benefits, professional services, occupancy and equipment, and other expenses.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•

our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain spending, a further decline in airfare and gas prices, a further strengthening of the U.S. dollar, a greater erosion of the average discount rate than expected, a greater impact on discount revenue from cash back, GNS volumes and cobrand partner and client incentive payments, more cautious spending by large and global corporate Card Members and lower spending on new cards acquired than estimated; our success in addressing competitive pressures and implementing strategies and business initiatives, including growing profitable spending from new and existing Card Members, increasing penetration among middle market and small business clients, expanding our international footprint and increasing merchant acceptance; the level of spend in bonus categories on rewards-based and/or cash-back cards and redemptions of Card Member rewards and offers; the impact of any future restructuring charges or other contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, impairments, the imposition of fines or civil money penalties, an increase in Card Member reimbursements and changes in reserves; credit performance remaining consistent with current expectations;

continued growth of Card Member loans; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on growth initiatives and our ability to drive growth from such investments; changes in interest rates beyond current expectations; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation (including final and temporary Treasury regulations under Section 385 of the U.S. Internal Revenue Code) and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

•	the actual amount to be spent on growth initiatives, including on marketing and promotion, as well as the timing of any such spending, which will be based in part on management’s assessment of competitive opportunities; overall business performance; prior commitments; contractual obligations with business partners and other fixed costs relative to revenue levels; management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities; and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

•	rewards expense, including costs associated with cash rebate products, growing at a different rate than current expectations, which will depend in part on Card Member behavior as it relates to their spending patterns, spending volumes and redemption behaviors, as well as the degree of interest of Card Members in the value proposition we offer; our ability to enhance card products and services to make them attractive to Card Members; and the amount we spend on the promotion of enhanced card products and rewards categories and the success of such promotion;

•	our ability to reduce our overall cost base, which will depend in part on the timing and financial impact of reengineering plans, which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings and underestimating hiring and other employee needs; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; and our ability to optimize and lower marketing and promotion expenses, which could be impacted by higher advertising and Card Member acquisition costs, competitive pressures that may require additional expenditures or limit our ability to reduce costs, an inability to shift acquisition to digital channels, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•	the ability to reduce annual operating expenses, which could be impacted by increases in significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, technology costs or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces depending on overall business performance; greater than expected inflation or merit increases; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

•	our lending write-off rates and provision expense being higher than current expectations, which will depend in part on changes in the level of loan balances, delinquency rates, mix of loan balances, loans related to new Card Members and other borrowers performing as expected, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

•	our ability to execute against our lending strategy and grow loans, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk in a growing Card Member loan portfolio, and the behavior of Card Members and their actual spending and borrowing patterns, which in turn may be driven by our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;

•	the possibility that we will not fully execute on our plans for OptBlue to significantly increase merchant coverage, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers, the value proposition offered to small merchants and the efforts of OptBlue merchant acquirers to sign merchants for American Express acceptance, as well as the willingness of Card Members to use American Express cards at small merchants and of those merchants to accept American Express cards;

•	changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions and results of operations and capital needs in any given period;

•	changes in global economic and business conditions, consumer and business spending, the availability and cost of capital, unemployment rates, geopolitical conditions (including potential impacts resulting from the proposed exit of the U.K. from the European Union), foreign currency rates and interest rates, all of which may significantly affect spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

•	changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding, restrict our access to the capital markets or result in contingent payments under contracts;

•	legal and regulatory developments wherever we do business, including with regard to broad payment system regulatory regimes, such as in Europe and Australia, consumer financial product protection actions by the CFPB and other regulators and the stricter regulation of large, interconnected financial institutions, which could make fundamental changes to many of our business practices or materially affect our capital or liquidity requirements, results of operations, or ability to pay dividends or repurchase our stock; potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our ABS program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

•	changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for cobrand relationships and the success of marketing, promotion or rewards programs;

•	changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, involving merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•	factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyber attacks or fraud, which could significantly affect spending on American Express cards, delinquency rates, loan balances and travel-related spending or disrupt our global network systems and ability to process transactions.

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

For those legal proceedings described in this section and in the 2015 Form 10-K where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal contingencies or where there is no such reserve, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $190 million in excess of any reserves related to those matters. This range represents our estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such proceedings evolve, including the merchant claims, we may need to increase our range of possible loss or reserves for legal contingencies. For additional information, see Note 8 to our Consolidated Financial Statements.

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

Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express.

On November 6, 2015, a putative representative action, captioned People of the State of California, ex. rel. Dennis Herrera v. American Express Co. et al., was filed in California state court on behalf of the People of California by the San Francisco City Attorney for the benefit of California merchants that accept American Express cards. The complaint alleges that certain terms in our merchant agreements violate California law and seeks relief in the form of: (1) a declaratory judgment; (2) an injunction preventing us from enforcing those terms; (3) statutory civil penalties in an amount to be determined by the court; (4) restitution for alleged overcharges; and (5) attorney’s fees and cost of suit. On October 7, 2016, the San Francisco City Attorney filed a stipulation dismissing this action without prejudice.

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

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On June 24, 2016, the court granted our motion to transfer to the Southern District of New York the claims brought against us by merchants who accept American Express cards. The court also granted plaintiffs’ leave to file an amended complaint and, on September 30, 2016, denied our motion to dismiss as to claims brought by merchants who do not accept American Express cards.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint sought to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. On August 20, 2014, plaintiffs filed an amended nationwide complaint and an unopposed motion for preliminary approval of a settlement of the claims alleged in that complaint. The settlement provides for certain relief to class members, attorneys’ fees and costs of up to $6 million. On October 17, 2016, the court granted final approval of the settlement.

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

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2016
Repurchase program(a)	2,511,954	$62.98	2,511,954	56,217,857
Employee transactions(b)	34	$59.48	N/A	N/A

August 1-31, 2016
Repurchase program(a)	3,799,200	$65.13	3,799,200	52,418,657
Employee transactions(b)	63,497	$64.46	N/A	N/A

September 1-30, 2016
Repurchase program(a)	2,538,136	$64.69	2,538,136	149,648,176
Employee transactions(b)	(221)	$53.39	N/A	N/A

Total
Repurchase program(a)	8,849,290	$64.39	8,849,290	149,648,176
Employee transactions(b)	63,310	$64.50	N/A	N/A

(a)	On September 26, 2016, the Company announced the authorization to repurchase up to 150 million shares of common stock from time to time, in accordance with the capital distribution plans approved by the Federal Reserve and subject to market conditions. The authorization replaced the prior repurchase authorization and does not have an expiration date.
(b)	Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.
(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 5.	OTHER INFORMATION

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

During the third quarter of 2016, American Express Travel & Lifestyle Services obtained two visas from Iranian embassies in connection with certain travel arrangements on behalf of clients. In addition, American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the third quarter of 2016 they obtained approximately 80 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. We had negligible gross revenues and net profits attributable to these transactions and intend to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 25, 2016	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: October 25, 2016	By	/s/ Linda Zukauckas
Linda Zukauckas
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
3.1	American Express Company By-Laws, as amended through September 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 26, 2016).

12	Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1