Form 10-K
period 2016-12-31
AMERICAN EXPRESS CO
filed 2017-02-17
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $56.1 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 8, 2017, there were 901,270,758 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 1, 2017.

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

INTRODUCTION

Overview

American Express Company, together with its consolidated subsidiaries, is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit card products and travel-related services offered to consumers and businesses around the world.

We were founded in 1850 as a joint stock association and were incorporated in 1965 as a New York corporation. American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (TRS), are bank holding companies under the Bank Holding Company Act of 1956, as amended (the BHC Act), subject to supervision and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve).

Our headquarters are located in lower Manhattan, New York, New York. We also have offices in other locations throughout the world.

During 2016, we principally engaged in businesses comprising four reportable operating segments: U.S. Consumer Services, International Consumer and Network Services, Global Commercial Services and Global Merchant Services. Corporate functions and certain other businesses are included in Corporate & Other. You can find information regarding our reportable operating segments, geographic operations and classes of similar services in Note 25 to our “Consolidated Financial Statements.”

Products and Services

Our range of products and services includes:

•	Charge card, credit card and other payment and financing products

•	Network services

•	Merchant acquisition and processing, servicing and settlement, and point-of-sale marketing and information products and services for merchants

•	Other fee services, including fraud prevention services and the design and operation of customer loyalty programs

•	Expense management products and services

•	Travel-related services

•	Stored value/prepaid products

Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including online applications, direct mail, in-house teams, third-party vendors and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses, mid-sized companies and large corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network. American Express® cards permit Card Members to charge purchases of goods and services in most countries around the world at the millions of merchants that accept cards bearing our logo.

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

The American Express Brand

Our brand and its attributes — trust, security and service — are key assets. We continue to focus on our brand, and our products and services are evidence of our commitment to its attributes. Our brand has consistently been rated one of the most valuable brands in the world, and we believe it provides us with a significant competitive advantage.

We believe our brand is critical to our success, and we invest heavily in managing, marketing, promoting and protecting it. We also place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.

Our Closed-Loop Network and Spend-Centric Model

Wherever we manage both the card-issuing activities of the business and the acquiring relationship with merchants, there is a “closed loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the card transaction. We maintain direct relationships with both our Card Members (as a card issuer) and merchants (as an acquirer), and we handle all key aspects of those relationships. Through contractual relationships, we also obtain data from third-party card issuers, merchant acquirers and processors with whom we do business. Our “closed loop” allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and special offers and services to Card Members through a variety of channels, all while respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements.

Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our cards and secondarily by finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our competitors, offers superior value to merchants in the form of loyal customers and larger transactions. Because of the revenues generated from having high-spending Card Members, we have the flexibility to invest in attractive rewards and other benefits for Card Members, as well as targeted marketing and other programs and investments for merchants. This creates incentives for Card Members to spend more on their cards and positively differentiates American Express cards.

We believe our “closed-loop” network and “spend-centric” business model continue to be competitive advantages by giving us the ability to provide differentiated value to Card Members, merchants and our card-issuing partners.*

BUSINESS OPERATIONS

Consumer Services

We offer a wide range of charge cards and revolving credit cards to consumers in the United States and internationally through our U.S. Consumer Services (USCS) and International Consumer & Network Services (ICNS) segments. In addition to our proprietary cards, we partner with banks and other organizations to issue American Express-branded products. Moreover, we offer several services that complement our core business, including consumer travel services and deposit and non-card financing products.

Our global proprietary card business offers a broad set of card products, rewards and services to acquire and retain high-spending, creditworthy Card Members. Core elements of our strategy are:

•	Designing card products with features that appeal to our target customer base

•	Using incentives to drive spending on our various card products and generate loyal Card Members, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs sponsored by our cobrand and other partners

•	Providing exceptional customer service, digital resources and an array of benefits across card products to address travel and other needs

•	Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements

Our charge cards are designed primarily as a method of payment with Card Members generally paying the full amount billed each month. Charges are approved based on a variety of factors, including a Card Member’s current spending patterns, payment history, credit record and financial resources. Revolving credit card products and features provide Card Members with the flexibility to pay their bill in full each month or carry a monthly balance on their cards to finance the purchase of goods or services.

* The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with third-party issuers and merchant acquirers.

Our Global Network Services (GNS) business, which is under our ICNS segment, establishes and maintains relationships with banks and other institutions around the world that issue cards and, in certain countries, acquire local merchants onto the American Express network. In assessing whether we should pursue a proprietary or GNS strategy in a given country, or some combination thereof, we consider a wide range of country-specific factors, including the stability and attractiveness of financial returns, the size of the potential Card Member base, the strength of available marketing and credit data, the size of cobrand opportunities and how we can best create strong merchant value. Our GNS arrangements are categorized as follows:

•	Independent Operator Arrangements, in which partners can be licensed to issue local currency cards in their countries and serve as the merchant acquirer and processor for local merchants

•	Network Card License Arrangements, in which partners can be licensed to issue American Express-branded cards primarily in countries where we have a proprietary card-issuing and/or merchant acquiring business

•	Joint Venture Arrangements, in which we join with a third party to establish a separate business to sign new merchants and issue American Express-branded cards

The GNS business has established 150 card-issuing and/or merchant-acquiring arrangements with banks and other institutions in more than 130 countries and territories. GNS strengthens our brand visibility around the world, drives more transaction volume on the American Express network and increases the number of merchants choosing to accept the American Express card, generally without assuming additional Card Member credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases and are responsible for most of the operating costs as well as for managing the credit risk associated with the cards they issue.

Global Commercial Services

In our Global Commercial Services (GCS) segment, we offer a wide range of payment and expense management solutions to companies and organizations of all sizes, including card and other payment solutions, cross border payment services and commercial financing solutions.

We have a suite of business-to-business payment solutions to help companies manage their spending and realize other potential benefits, including cost savings, process control and efficiency, and improved cash flow management. We offer local currency corporate cards and other expense management products in more than 85 countries and territories, and have global U.S. dollar and euro corporate cards available in more than 100 countries and territories. We also provide products and services, including charge cards, revolving credit cards and non-card payment and financing solutions, to small and mid-sized businesses and entrepreneurs in the United States and internationally.

We also engage in advocacy efforts on behalf of small businesses, including through our OPEN for Government Contracting program to help U.S. small businesses learn how to obtain government contracts as well as through programs designed to help women entrepreneurs learn how to grow and sustain businesses. We seek to increase awareness of the importance of small businesses in our communities and continued to lead Small Business Saturday® in 2016.

Global Merchant Services

Our Global Merchant Services (GMS) business builds and maintains relationships with merchants, merchant acquirers and processors, processes card transactions and settles with merchants that choose to accept our cards for purchases. We sign merchants to accept our cards and provide marketing information and other programs and services to merchants, leveraging the capabilities provided by our closed-loop network. We also offer support for card acceptance, fraud prevention and other value-added services.

Through our direct and inbound channels, we contract with merchants, agree on the discount rate (a fee charged to the merchant for accepting our cards) and handle servicing. We also work with third parties to acquire small- and medium-sized merchants. For example, through our OptBlue® merchant-acquiring program, third-party processors contract directly with small merchants for card acceptance and determine merchant pricing. The OptBlue program provides an alternative for eligible small merchants who may prefer to deal with one acquirer for all their card acceptance needs. OptBlue processors provide relevant merchant data back to us so we can maintain our closed loop of transaction data.

Globally, as acceptance of general-purpose cards continues to increase, we continue to grow merchant acceptance of American Express cards around the world, as well as refine our approach to calculating merchant coverage. We estimate that, as of the end of 2016, our merchant network in the United States could accommodate more than 90 percent of general-purpose card spending. Our international spend coverage is more limited, although we continue to expand our merchant network in locations outside the United States. We estimate that our international merchant network as a whole could accommodate approximately 80 percent of general-purpose card spending. These percentages are based on comparing spending on all networks’ general-purpose credit and charge cards at merchants that accept American Express cards with total general-purpose credit and charge card spending at all merchants.

GMS also builds loyalty coalition programs, such as the Payback® program in Germany, India, Italy, Mexico and Poland and the Plenti® program in the United States. Our loyalty coalition programs enable consumers to earn rewards points and use them to save on purchases from a variety of participating merchants through multi-category rewards platforms. Merchants generally fund the consumer offers and are responsible to us for the cost of loyalty points; we earn revenue from operating the loyalty platform and by providing marketing support.

Corporate & Other

Corporate & Other consists of corporate functions and certain other businesses, including our prepaid services business that offers stored value/prepaid products, such as American Express Serve®, Bluebird®, the American Express® Gift Card and Travelers Cheques. Our support functions, including servicing, credit, insurance and technology, are organized by process rather than business unit, which we believe serves to streamline costs, reduce duplication of work, better integrate skills and expertise and improve customer service.

COMPETITION

We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House, or ACH), as well as evolving and growing alternative payment and financing providers. As the payments industry continues to evolve, we face increasing competition from non-traditional players that leverage new technologies and customer relationships to create payment or financing solutions.

As a card issuer, we compete with financial institutions that issue general-purpose charge and revolving credit cards and debit cards. We also encounter competition from businesses that issue their own private label cards or extend credit to their customers, such as retailers and online lenders. We face increasing competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions.

Our global card network competes in the global payments industry with other card networks, including, among others, Visa, MasterCard, Discover (primarily in the United States), Diners Club International (which is owned by Discover Financial Services), and JCB and China UnionPay (primarily in Asia). We are the fourth largest general-purpose card network on a global basis based on purchase volume, behind China UnionPay, Visa and MasterCard. In addition to such networks, a range of companies globally, including merchant acquirers and processors, as well as regional payment networks (such as the National Payments Corporation of India), carry out some activities similar to those performed by our GMS and GNS businesses.

The principal competitive factors that affect the card-issuing, network and merchant service businesses include:

•	The features, value and quality of the products and services, including customer care, rewards programs, partnerships, benefits and digital resources, and the costs associated with providing such features and services

•	The number, spending characteristics and credit performance of customers

•	The quantity, diversity and quality of the establishments where the cards can be used

•	The attractiveness of the value proposition to card issuers, cardholders and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)

•	The number and quality of other payment cards and other forms of payment available to customers

•	The success of marketing and promotional campaigns

•	Reputation and brand recognition

•	Innovation and investment in systems, technologies, and product and service offerings

•	The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers

•	The security of cardholder and merchant information

Another aspect of competition is the dynamic and rapid growth of alternative payment mechanisms, systems and products, which include aggregators (e.g., PayPal, Square and Amazon), marketplace lenders, wireless payment technologies (including using mobile telephone networks to carry out transactions), web- and mobile-based payment platforms (e.g., PayPal and Venmo), electronic wallet providers (including handset manufacturers, telecommunication providers, retailers, retail coalitions, banks and technology companies), prepaid systems, virtual currencies, gift cards, blockchain and similar distributed ledger technologies, and systems linked to payment cards or that provide payment solutions. Partnerships have been formed by various competitors to integrate more financial services into their product offerings and competitors are attempting to replicate our closed-loop functionality, such as the merchant-processing platform ChaseNet. New payments competitors continue to emerge in response to evolving technologies, consumer habits and merchant needs.

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

SUPERVISION AND REGULATION

Overview

As a participant in the financial services industry, we are subject to substantial regulation in the United States and in other jurisdictions, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, and a stringent and unpredictable regulatory enforcement environment. In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems. See “Risk Factors—Legal, Regulatory and Compliance Risks” for a discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.

Banking Regulation

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS and our two U.S. bank subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank). Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve under the BHC Act. Centurion Bank, a Utah-chartered industrial bank, is regulated, supervised and examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC). American Express Bank, a federal savings bank, is regulated, supervised and examined by the Office of the Comptroller of the Currency (OCC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies.

Activities

The BHC Act generally limits bank holding companies to activities that are considered to be banking activities and certain closely related activities. Each of the Company and TRS is a bank holding company and each has elected to become a financial holding company, which is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, we must meet certain eligibility requirements. Those requirements include that the Company and each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed,” and each of its subsidiary U.S. depository institutions must have received at least a “satisfactory” rating on its most recent assessment under the Community Reinvestment Act of 1977 (the CRA). The Company and TRS engage in various activities permissible only for financial holding companies, including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services. If the Company fails to meet eligibility requirements for financial holding company status, it is likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest its subsidiary U.S. depository institutions. In addition, the Company and its subsidiaries are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound (which such authorities generally interpret broadly).

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

Stress Testing and Capital Planning

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, such as the Company, and requires the Federal Reserve to establish prudential standards that are more stringent than those applicable to smaller bank holding companies. Under the Federal Reserve’s regulations, the Company is subject to annual supervisory and semiannual company-run stress testing requirements that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. The FDIC and the OCC have also issued rules to implement annual stress testing requirements that are applicable to Centurion Bank and American Express Bank. We publish the stress test results for the Company, Centurion Bank and American Express Bank on our Investor Relations website.

The results of the Company’s annual stress test are incorporated into our annual capital plan, which must cover a “planning horizon” of at least nine quarters and which we are required to submit to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (CCAR) process. As part of CCAR, the Federal Reserve evaluates whether the Company has sufficient capital to continue operations under various scenarios of economic and financial market stress (developed by both the Company and the Federal Reserve), including after taking into account planned capital distributions, such as dividend payments and common stock repurchases. Sufficient capital for these purposes is likely to require us to maintain capital ratios appreciably above applicable minimum requirements. The scenarios are designed to stress our risks and vulnerabilities and assess our pro-forma capital position and ratios under hypothetical stress environments.

The Federal Reserve has broad authority to object to capital plans, and to require bank holding companies to revise and resubmit their capital plans. We are also subject to an ongoing requirement to revise and resubmit our capital plans upon the occurrence of certain events specified by rule. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s non-objection to our capital plan.

We are required to submit our capital plans and stress testing results to the Federal Reserve on or before April 5 of each year. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR 2017, including the reasons for any objection to capital plans, by June 30, 2017. In addition, the Federal Reserve will publish separately the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratio information over the planning horizon.

Dividends and Other Capital Distributions

The Company and TRS, as well as Centurion Bank, American Express Bank and the Company’s insurance subsidiaries, are limited in their ability to pay dividends by banking statutes, regulations and supervisory policy.

Dividend payments by the Company to shareholders are subject to the oversight of the Federal Reserve. As discussed in “Stress Testing and Capital Planning,” the Company may only make capital distributions that have been included in a capital plan to which the Federal Reserve has issued a non-objection. Even if the Federal Reserve has not objected to a distribution, the Company may still not make a distribution without Federal Reserve approval if, among other things, the Company will not meet a minimum regulatory capital ratio after giving effect to the capital distribution or if changes in facts would result in a requirement to resubmit our capital plan or the Company’s earnings are materially underperforming its projections in the capital plan.

In general, federal and applicable state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and American Express Bank, from making dividend distributions to, in our case, TRS, if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. In addition to specific limitations on the dividends the Company’s bank subsidiaries can pay to TRS, federal banking regulators have authority to prohibit or limit the payment of a dividend if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the institution.

Capital, Leverage and Liquidity Regulation

Capital Rules

The Company, Centurion Bank and American Express Bank are required to comply with the applicable capital adequacy rules established by federal banking regulators. These rules are intended to ensure that bank holding companies and depository institutions (collectively, banking organizations) have adequate capital given the level of assets and off-balance sheet obligations. The federal banking regulators’ current capital rules, which, subject to phase-in provisions, generally became applicable to the Company, Centurion Bank and American Express Bank in 2014 (the Capital Rules), largely implement the Basel Committee on Banking Supervision’s (the Basel Committee) framework for strengthening international capital regulation, known as Basel III. The minimum capital and buffer requirements under the Capital Rules will be fully phased in by January 1, 2019. For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” under “MD&A.”

Under the Capital Rules banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1), Tier 1 and Total capital to risk-weighted assets. In addition, all banking organizations remain subject to a minimum leverage ratio of Tier 1 capital to average total consolidated assets (as defined for regulatory purposes). The Company, as an advanced approaches institution, will also become subject to a supplementary leverage ratio on January 1, 2018. In addition, the Company, Centurion Bank and American Express Bank are required to calculate risk-based capital ratios under both the generally applicable standardized approach and the advanced approaches capital rule, and then use the lower of each capital ratio to determine whether each meets its minimum risk-based capital requirements.

Since 2014, we have reported our capital adequacy ratios on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the Basel III standardized approach, as adjusted for certain items, and the requirements for an advanced approaches institution. During this parallel period, federal banking regulators assess our compliance with the advanced approaches requirements. The parallel period will continue until we receive regulatory notification to exit parallel reporting, at which point we will begin publicly reporting regulatory risk-based capital ratios calculated under both the advanced approaches and the standardized approach under the Capital Rules, and will be required to use the lower of these ratios in order to determine whether we are in compliance with minimum capital requirements. Depending on how the advanced approaches are ultimately implemented for our asset types, our capital ratios calculated under the advanced approaches may be lower than under the standardized approach. The Federal Reserve has indefinitely delayed use of the advanced approaches in CCAR and, therefore, the standardized approach will remain the applicable measurement for such purposes.

The Company, Centurion Bank and American Express Bank must each maintain CET1, Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. The Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively, on a fully phased-in basis. Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase in equal increments at the beginning of each year (i.e., 1.25 percent as of January 1, 2017) until it is fully implemented on January 1, 2019. The required minimum capital ratios for the Company may be further increased by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent, which may be assessed when federal banking regulators determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. As of October 2016, the Federal Reserve set the countercyclical capital buffer to zero percent. Assuming full phase in of the capital conservation buffer and the maximum countercyclical capital buffer were in place, the Company’s effective minimum CET1, Tier 1 capital and Total capital ratios could be 9.5 percent, 11.0 percent and 13.0 percent, respectively.

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

In December 2015 and March 2016, the Basel Committee proposed a series of revisions to the standardized approach to calculating regulatory capital requirements, including new rules that would create additional capital requirements for certain “unconditionally cancellable commitments” such as unused credit card lines of credit. If adopted in the United States as proposed by the Basel Committee, this change would increase the capital requirements for card issuers like us. In addition, the Basel Committee has proposed adjustments to the standardized calculation of operational risk capital requirements. If adopted in the United States as proposed by the Basel Committee, the changes could create additional capital requirements for banking organizations like us that are highly specialized in fee-based businesses and conduct significant fee-based activities.

Leverage Requirements

We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.

The Capital Rules also establish a supplementary leverage ratio requirement for advanced approaches banking organizations such as the Company. The supplementary leverage ratio is the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures. The Capital Rules require a minimum supplementary leverage ratio of 3.0 percent beginning January 1, 2018. The supplemental leverage ratio will be factored into our 2017 CCAR submission and evaluation of our capital plan by the Federal Reserve.

Liquidity Regulation

The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios.

In addition, the Company, Centurion Bank and American Express Bank are subject to a liquidity coverage ratio (LCR) requirement, which is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The LCR measures the ratio of a firm’s high-quality liquid assets to its projected net outflows. Starting July 1, 2016, the Company, Centurion Bank and American Express Bank were required to calculate the LCR each business day and maintain a minimum ratio of 90 percent, increasing to 100 percent on January 1, 2017. As of December 31, 2016, the Company, Centurion Bank and American Express Bank were in compliance with the requirements of the LCR rule. Beginning in April 2018, we will be required to disclose certain LCR calculation data and other information on a quarterly basis.

A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. The LCR and NSFR requirements may cause banking entities generally to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a proportion of total assets and/or increase the proportion of longer-term debt. Federal banking regulators issued a proposed rule in May 2016 that is scheduled to become effective on January 1, 2018 to implement the NSFR for advanced approaches banking organizations, such as the Company. The NSFR would also apply to Centurion Bank and American Express Bank. The proposed rule requires that “available stable funding” be no less than “required stable funding” for the Company, Centurion Bank, and American Express Bank, as each such measure is calculated under the proposed rule. We would be required to regularly monitor the NSFR and correct any shortfalls, as well as publicly report certain information related to the NSFR.

Prompt Corrective Action

The Federal Deposit Insurance Act (FDIA) requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions (such as Centurion Bank and American Express Bank) that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. In order to be considered “well capitalized,” Centurion Bank and American Express Bank must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage ratios of 6.5 percent, 8.0 percent, 10.0 percent and 5.0 percent, respectively.

Under the FDIA, each of Centurion Bank and American Express Bank could be prohibited from accepting brokered deposits (i.e., deposits raised through third-party brokerage networks) or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A significant amount of our outstanding U.S. retail deposits have been raised through third-party brokerage networks, and such deposits are considered brokered deposits for bank regulatory purposes. If a federal regulator determines that we are in an unsafe or unsound condition or that we are engaging in unsafe or unsound banking practices, the regulator may reclassify our capital category or otherwise place restrictions on our ability to accept or solicit brokered deposits.

Resolution Planning

We are required to prepare and provide to regulators a plan for the rapid and orderly resolution of the Company under the U.S. Bankruptcy Code in the event of material distress or failure. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. If the Federal Reserve and the FDIC determine that our plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements; or restrictions on our growth, activities or operations; or may ultimately be required to divest certain assets or operations to facilitate an orderly resolution.

Orderly Liquidation Authority

The Company could become subject to the Orderly Liquidation Authority (OLA), a resolution regime under which the Treasury Secretary may appoint the FDIC as receiver to liquidate a systemically important financial company, if the Company is in danger of default and is determined to present a systemic risk to U.S. financial stability. As under the FDIC resolution model, under the OLA, the FDIC has broad power as receiver. Substantial differences exist, however, between the OLA and the FDIC resolution model for depository institutions, including the right of the FDIC under the OLA to disregard the strict priority of creditor claims in limited circumstances, the use of an administrative claims procedure to determine creditor claims (as opposed to the judicial procedure used in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. The OLA is separate from the Company’s resolution plan discussed in “Resolution Planning.”

The FDIC has developed a strategy under OLA, referred to as the “single point of entry” or “SPOE” strategy, under which the FDIC would resolve a failed financial holding company by transferring its assets (including shares of its operating subsidiaries) and, potentially, very limited liabilities to a “bridge” holding company; utilize the resources of the failed financial holding company to recapitalize the operating subsidiaries; and satisfy the claims of unsecured creditors of the failed financial holding company and other claimants in the receivership by delivering securities of one or more new financial companies that would emerge from the bridge holding company. Under this strategy, management of the failed financial holding company would be replaced and its shareholders and creditors would bear the losses resulting from the failure.

FDIC Powers upon Insolvency of Insured Depository Institutions

If the FDIC is appointed the conservator or receiver of Centurion Bank or American Express Bank, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. In addition, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses of the FDIC against an insured depository institution would be afforded priority over other general unsecured claims against the institution, including claims of debt holders of the institution and depositors in non-U.S. offices, in the liquidation or other resolution of the institution by a receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of Centurion Bank or American Express Bank, the debt holders and depositors in non-U.S. offices would be treated differently from, and could receive substantially less, if anything, than the depositors in U.S. offices of the depository institution.

Other Banking Regulations

Source of Strength

The Company is required to act as a source of financial and managerial strength to its subsidiary banks and may be required to commit capital and financial resources to support Centurion Bank and/or American Express Bank. Such support may be required at times when, absent this requirement, the Company otherwise might determine not to provide it. Capital loans by the Company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of the Company’s bankruptcy, any commitment by the Company to a federal banking regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Liability

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), Centurion Bank and American Express Bank may be liable to the FDIC with respect to any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with the default of, or FDIC assistance to, any commonly controlled insured depository institution. Centurion Bank and American Express Bank are commonly controlled within the meaning of the FIRREA cross-guarantee provision. A depository institution’s liability for a cross-guarantee claim of the FDIC generally has priority in right of payment to any obligation of the depository institution to its holding company or other affiliates.

Transactions Between Centurion Bank or American Express Bank and Their Respective Affiliates

Certain transactions (including loans and credit extensions from Centurion Bank and American Express Bank) between Centurion Bank and American Express Bank, on the one hand, and their affiliates (including the Company, TRS and their non-bank subsidiaries), on the other hand, are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and regulation. Transactions subject to these restrictions are generally required to be made on an arm’s-length basis.

FDIC Deposit Insurance and Insurance Assessments

Centurion Bank and American Express Bank accept deposits that are insured by the FDIC up to the applicable limits. Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at either of our insured depository institution subsidiaries. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, which are subject to adjustment by the FDIC.

Community Reinvestment Act

Centurion Bank and American Express Bank are subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.

Other Enhanced Prudential Standards

The Federal Reserve has not yet finalized prudential requirements, mandated by Dodd-Frank, regarding early remediation requirements for large bank holding companies experiencing financial distress and single counterparty credit limits (similar to bank-level lending limits but, as proposed, applicable to bank holding companies and controlled subsidiaries on a combined basis) for large bank holding companies.

Consumer Financial Products Regulation

In the United States, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the CFPB, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices. Bankruptcy and debtor relief laws can affect our ability to collect amounts owed to us.

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

Internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to our practices, products and procedures, substantial restitution to our Card Members and increased costs related to regulatory oversight, supervision and examination. Such reviews may also result in additional regulatory actions, including civil money penalties.

On May 5, 2016, the CFPB issued a proposed rule that, if enacted, would, among other changes, require that our consumer arbitration clause not apply to cases filed in court as class actions, unless and until class certification is denied or the class claims are dismissed. The CFPB set a 90-day period for comment, and the rule would become effective 211 days after publication in the Federal Register and apply to all agreements entered into after that date.

On July 28, 2016, the CFPB outlined proposals that would set forth additional requirements for third-party debt collection agencies, which we use in the ordinary course of business. This proposal is part of a rulemaking process that is not expected to result in a final rule, if any, becoming effective before 2018.

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

As an issuer of stored value/prepaid products, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. We are also required by the laws of many states to comply with unclaimed and abandoned property laws, under which we must pay to states the face amount of any Travelers Cheque or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product. In October 2016, the CFPB finalized regulatory standards for prepaid cards, including uniform disclosures, certain protections for consumers and other requirements.

In countries outside the United States, we have seen an increase in regulatory focus in relation to a number of key areas impacting our card-issuing businesses, particularly consumer protection (such as the EU, the United Kingdom and Canada), responsible lending (such as Australia, Mexico, New Zealand and Singapore) and privacy and data protection (such as Europe, Australia, Canada, Mexico and Singapore). Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations toward paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.

Payments Regulation

The operation of card networks is subject to increasing focus in various countries in which we operate. Legislators and regulators have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue can be expected to lead card issuers either to look to reduce costs by scaling back or eliminating rewards, services or benefits to cardholders and other customers or to look for other sources of revenue from consumers such as higher annual card fees or interest charges.

In certain countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, as well as other steering practices that are permitted by regulation in some countries, could have a material adverse effect on us if it becomes widespread.

In addition to the EU payments legislation and the Australia payments regulation discussed below, we see regulation of the payments industry in other countries. For example, in Mexico, the central bank adopted rules for the regulation of payment instruments and the authorization of payment clearinghouses, including requirements on non-discrimination and access; however, “closed-loop” networks such as American Express are exempt as are our licensing arrangements, provided that volumes under these arrangements fall below a certain sector share (as do currently our GNS volumes in Mexico). In Canada, regulators have prompted the major international card networks to make voluntary commitments on pricing, specifically interchange fee levels; in the case of American Express, our commitment extends to maintaining current pricing practices whereby issuer rates received by GNS partners are agreed to bilaterally with each partner, rather than multilaterally, and merchant pricing is simple, transparent and value-based with the same rate for the acquiring of credit and charge card transactions for a particular merchant regardless of the type of card that is presented. In Malaysia, the central bank introduced rules that impose caps on interchange fees, permit steering by merchants and co-badging of debit cards with other card networks, and require issuers to offer cardholders the option of taking up a basic card product with minimal or no cardholder incentives or rewards and at zero or nominal cost to the cardholder.

In some countries governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act 2007 to regulate the membership and operations of card networks. In Hong Kong, the local monetary authority is implementing a new regulatory framework under which it is considering which card payment systems to designate for supervision. In Russia, card network operators must be authorized by the central bank, and newly enacted regulation requires networks to place security deposits with the central bank, process all local transactions using government-owned infrastructure and ensure that local transaction data remains within the country. Governments in some countries also provide resources or protection to select domestic payment card networks. For example, China recently adopted new regulation that will permit foreign card networks to operate domestically in the country for the first time, subject to licensing, capital and other requirements. The development and enforcement of these and other similar laws, regulations and policies in international markets may adversely affect our ability to compete effectively in such countries and maintain and extend our global network.

European Union Payments Legislation

In the EU, the Payment Services Directive (PSD), adopted in 2007 and subsequently implemented by EU Member States, prescribes common rules across the EU for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business with customers. The objective of the PSD is to facilitate the operation of a single internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the PSD permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the Member States are split on whether they prohibit or permit surcharging, with countries such as the United Kingdom (which for a number of years has permitted it for credit card purchases), the Netherlands and Spain permitting it and other countries such as France, Italy and Sweden prohibiting it. All Member States permit merchants to offer discounts for particular forms of payment.

The Consumer Rights Directive (CRD) prohibits merchants from surcharging card purchases more than the merchants’ cost of acceptance in those Member States that permit surcharging pursuant to the PSD. The CRD provides no guidance to merchants on how to assess the cost of acceptance or take into account the relative value of different payment methods. A cost-based limit on surcharging could result in merchants imposing higher surcharges on American Express transactions if, in the absence of clear guidance, a surcharging merchant took the position that the cost of American Express acceptance is higher than other payment cards.

In 2015, the EU adopted legislation in two parts, covering a wide range of topics across the payments industry. The first part was an EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of revisions to the PSD (the PSD2).

The Interchange Fee Regulation was formally adopted in April 2015. The substantive terms as adopted include the following:

•	Price caps – Interchange fees on consumer card transactions in the EU are capped as of December 2015, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. Although we do not have interchange fees and “three party” networks such as American Express are exempt from the application of the caps, the regulation provides that “three party” networks should be treated as “four party” networks (such as Visa and MasterCard, which have interchange fees) when they license third-party providers to issue cards and/or acquire merchants or when they issue cards with a cobrand partner or through an agent. This means, for example, the caps could be interpreted to apply to elements of the financial arrangements agreed to between us and each of our GNS partners in the EU, which may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressure on merchant fees across the industry, including our discount rates. We have brought a legal challenge and seek a ruling from the EU Court of Justice to clarify the interpretation and validity of the application of price caps as well as other regulatory measures in circumstances where three party networks issue cards with a cobrand partner or through an agent. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps.

•	Card acceptance terms – “Anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements, are prohibited with some exceptions. Removal of these provisions creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand. The prohibition on “anti-steering rules” took effect immediately upon effectiveness of the regulation; the prohibition on honor-all-cards rules took effect in June 2016.

•	Network licensing – In December 2015, the geographic scope of the network licenses that we agree to with our GNS partners in the EU was amended to cover the entire EU in order to meet the requirements of the regulation. This allows GNS partners to actively pursue their American Express business throughout the EU, including countries where we or other GNS partners are present, and may undermine the value of licenses granted to some GNS partners to date, which have been subject to varying levels of exclusivity to incentivize development of the American Express business in relation to a particular country.

•	Separation of network processing – From June 2016, card networks are required to separate their network processing functions (in which transactions between different issuers and acquirers are processed for authorization, clearing and settlement). This provision does not generally apply to “three party” payment networks, such as American Express, but may be deemed applicable, for example, where a different GNS issuer and acquirer is involved in a transaction, which represents a very small percentage of transactions on our network.

•	Co-badging of cards – From June 2016, a single card may bear the brand of multiple networks and be used to process transactions on any of those networks. Merchants may install automatic mechanisms in point-of-sale equipment to prioritize selection of a particular network, subject to override by the cardholder. These provisions may harm the American Express brand insofar as GNS issuing partners will be able to offer multiple networks on a single card and merchants may program their point-of-sale equipment to prioritize selection of another network on such cards.

The PSD2 was adopted on November 25, 2015, and was published in the Official Journal of the European Union on December 23, 2015. Each Member State has until January 2018 to transpose the PSD2 into national law.

Among other terms, the published text of PSD2 includes provisions that will (i) further regulate surcharging so that transactions falling in scope of the interchange caps could not be surcharged, but transactions falling outside the scope of the caps could be surcharged up to cost, subject potentially to the decision of an individual Member State to prohibit surcharging altogether; and (ii) require all networks, including “three party” payment networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The revised surcharging regulation may increase instances of differential surcharging of our cards, prompt customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction. The access requirements will undermine the flexibility and discretion we have had to date in deciding with whom to partner and, together with requirements in the Interchange Fee Regulation, significantly impact the value and sustainability of our GNS business in Europe. We have brought a legal challenge and seek a ruling from the EU Court of Justice to clarify the interpretation and validity of the application of access requirements in circumstances where three party networks rely on a cobrand partner or through an agent.

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

The inclusion of our GNS business under interchange regulation may undermine our ability to attract and retain GNS partners. While the discount rates we agree to with merchants are not capped, the interchange caps, once effective, will likely exert downward pressure on merchant fees across the industry, including our discount rates.

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

Our regulators, including regulatory examiners, are increasingly focused on ensuring that our privacy, data protection and information security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information.

In the United States, certain of our businesses are subject to the privacy, disclosure and information security provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties; requires us to provide certain disclosures to consumers about our data collection, sharing and security practices and affords customers the right to “opt out” of disclosure of their personal financial information to nonaffiliated third parties (with limited exceptions), and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. The GLBA does not preempt state laws that afford greater privacy protections to consumers. Various states also have adopted laws, rules and/or regulations pertaining to privacy and/or information security, including certain potentially applicable financial privacy laws (such as a law in effect in California); data security and/or data disposal requirements (including potentially applicable requirements adopted in states such as Massachusetts and Nevada); online privacy laws (such as a law in effect in California); and laws relating to the confidentiality of certain types of data (such as laws governing certain health-related information and/or Social Security numbers, for which there are also potentially applicable federal laws, rules, regulations and/or guidance as well). Certain of these requirements may apply to the personal information of our employees and/or contractors as well as our customers.

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

In Europe, the European Directive 95/46/EC (the Data Protection Directive), providing for the protection of individuals with regard to the processing of personal data and on the free movement of such data, will be replaced by the EU General Data Protection Regulation (EU GDPR) as of May 2018. The EU GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to data subjects and supervisory authorities, applying uniformly across sectors and the EU, with significant fines for non-compliance. The EU GDPR also requires companies processing personal data of individuals residing in the EU, regardless of the location of the company, to comply with EU privacy and data protection rules. We generally rely on our binding corporate rules as the primary method for lawfully transferring data from our European affiliates to our affiliates in the United States and elsewhere globally.

In addition, the European Directive 2002/58/EC (the e-Privacy Directive) will continue to set out requirements for the processing of personal data and the protection of privacy in the electronic communications sector. The ePrivacy Directive places restrictions on, among other things, the sending of unsolicited marketing communications, as well as on the collection and use of data about internet users.

In 2015, the European Central Bank and the European Banking Authority enacted secondary legislation focused on security breaches, strong customer authentication and information security-related policies. Likewise, the Commission adopted a network information security directive, to be implemented into national laws by the Member States. PSD2 also contains regulatory requirements on strong customer authentication and measures to prevent security incidents.

Anti-Money Laundering, Sanctions and Anti-Corruption Compliance

We are subject to significant supervision and regulation, and an increasingly stringent enforcement environment, with respect to compliance with anti-money laundering (AML), sanctions and anti-corruption laws and regulations in the United States and in other jurisdictions in which we operate. Failure to maintain and implement adequate programs and policies and procedures for AML, sanctions and anti-corruption compliance could have serious financial, legal and reputational consequences.

Anti-Money Laundering

American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). In Europe, AML requirements are largely the result of countries transposing the 3rd EU Anti-Money Laundering Directive (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. The 4th EU Anti-Money Laundering Directive was published in June 2015 and required each Member State to transpose the new Directive into national law within two years. Numerous other countries, such as Argentina, Australia, Canada and Mexico, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.

Among other things, these laws and regulations require us to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Any errors, failures or delays in complying with federal, state or foreign AML and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The United States prohibits U.S. persons from engaging with individuals and entities identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These prohibitions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and are typically known as the OFAC rules. The OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. We maintain a global sanctions program designed to ensure compliance with OFAC requirements. Failure to comply with such requirements could subject us to serious legal and reputational consequences, including criminal penalties.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

During the year ended December 31, 2016, American Express Travel & Lifestyle Services obtained two visas from Iranian embassies in connection with certain travel arrangements on behalf of clients. In addition, American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the year ended December 31, 2016 they obtained approximately 300 visas from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and booked 10 reservations at hotels that may be owned, directly or indirectly, or may otherwise affiliated with, the Government of Iran. We had negligible gross revenues and net profits attributable to these transactions and intend to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

Anti-Corruption

We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the FCPA), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. In recent years, enforcement of the FCPA has become more intense. The UK Bribery Act also prohibits commercial bribery, and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure of the Company, our subsidiaries, employees, contractors or agents to comply with the FCPA, the UK Bribery Act and other laws can expose us and/or individual employees to investigation, prosecution and to potentially severe criminal and civil penalties.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. The federal banking regulators’ guidance on sound incentive compensation practices sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage imprudent risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in our compensation practices that are identified by the Federal Reserve or other banking regulators in connection with its review of our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions. Enforcement actions may be taken against us if our incentive compensation arrangements or related risk-management control or governance processes are determined to pose a risk to our safety and soundness and we have not taken prompt and effective measures to correct the deficiencies.

In May 2016, the federal banking regulators, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration re-proposed a rule, originally proposed in 2011, pursuant to Dodd-Frank on incentive-based compensation practices. The re-proposed rule would apply deferral, downward adjustment and forfeiture, and clawback requirements to incentive-based compensation arrangements granted to senior executive officers and significant risk-takers of covered institutions, with specific requirements varying based on the asset size of the covered institution and the category of employee. Under the re-proposed rule, we would be required to defer at least 50 percent of a senior executive’s qualifying incentive-based compensation and 40 percent of a significant risk-taker’s qualifying incentive-based compensation for at least three years. Further, we would be required to make subject to forfeiture all unvested deferred incentive-based compensation of any senior executive officer or significant risk-taker, including unvested deferred amounts awarded under long-term incentive plans. The re-proposed rule would also require clawback provisions that, at a minimum, allow the covered institution to recover incentive-based compensation from a current or former senior executive officer or significant risk-taker for seven years following the date on which compensation vests, if the covered institution determines the senior executive officer or significant risk-taker engaged in misconduct that resulted in significant financial or reputational harm, fraud, or intentional misrepresentation of information used to determine incentive compensation. If these or other regulations are adopted in a form similar to what has been proposed, they will impose limitations on the manner in which we may structure compensation for our employees, which is likely to adversely affect our ability to hire, retain and motivate key employees.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below, in alphabetical order, is a list of all our executive officers as of February 17, 2017, including each executive officer’s principal occupation and employment during the past five years. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	President, Global Consumer Services
Mr. Buckminster (56) has been President, Global Consumer Services since October 2015. Prior thereto, he had been President, Global Network and International Card Services since February 2012 and President, International Consumer and Small Business Services since November 2009.

JAMES P. BUSH —	President, Global Network and International Consumer Services
Mr. Bush (58) has been President, Global Network and International Consumer Services since October 2015. Prior thereto, he had been Executive Vice President, World Service since October 2009.

JEFFREY C. CAMPBELL —	Executive Vice President and Chief Financial Officer
Mr. Campbell (56) has been Executive Vice President, Finance since July 2013 and Chief Financial Officer since August 2013. Mr. Campbell joined American Express from McKesson Corporation, a health care services company, where he served as Executive Vice President and Chief Financial Officer from April 2004 until June 2013.

KENNETH I. CHENAULT —	Chairman and Chief Executive Officer
Mr. Chenault (65) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX —	Chief Human Resources Officer
Mr. Cox (53) has been Chief Human Resources Officer since April 2005.

PAUL D. FABARA —	President, Global Risk & Compliance and Chief Risk Officer
Mr. Fabara (51) has been President, Global Risk & Compliance and Chief Risk Officer since February 2016 and President, Global Banking Group since February 2013. He also served as President, Global Network Business from September 2014 to October 2015. Prior thereto, he had been Executive Vice President, Global Credit Administration since January 2011.

MARC D. GORDON —	Executive Vice President and Chief Information Officer
Mr. Gordon (56) has been Executive Vice President and Chief Information Officer since September 2012. Mr. Gordon joined American Express from Bank of America, where he served as Enterprise Chief Information Officer from December 2011 until April 2012. Prior thereto, he had been Chief Technology Officer and head of Global Delivery Operations at Bank of America from May 2008 until November 2011.

ASH GUPTA —	President, Global Credit Risk and Information Management
Mr. Gupta (63) has been President, Global Credit Risk and Information Management since February 2016. Prior thereto, he had been Chief Risk Officer and President, Risk and Information Management since July 2007.

MICHAEL J. O’NEILL —	Executive Vice President, Corporate Affairs and Communications

Mr. O’Neill (63) has been Executive Vice President, Corporate Affairs and Communications since September 2014. Prior thereto, he had been Senior Vice President, Corporate Affairs and Communications since March 1991.

LAUREEN E. SEEGER —	Executive Vice President and General Counsel
Ms. Seeger (55) has been Executive Vice President and General Counsel since July 2014. Ms. Seeger joined American Express from McKesson Corporation, where she served as Executive Vice President, General Counsel and Chief Compliance Officer from March 2006 until June 2014.

SUSAN SOBBOTT —	President, Global Commercial Payments
Ms. Sobbott (52) has been President, Global Commercial Payments since October 2015 and President, Global Corporate Payments since January 2014. Prior thereto, she had been President, American Express OPEN since 2004.

STEPHEN J. SQUERI —	Vice Chairman
Mr. Squeri (57) has been Vice Chairman since July 2015. Prior thereto, he had been Group President, Global Corporate Services since November 2011. Prior thereto, he had been Group President, Global Services since October 2009.

ANRÉ WILLIAMS —	President, Global Merchant Services and Loyalty
Mr. Williams (51) has been President of Global Merchant Services and Loyalty since October 2015 and President, Global Merchant Services since November 2011. Prior thereto, he had been President, Global Corporate Payments since June 2007.

EMPLOYEES

We had approximately 56,400 employees on December 31, 2016.

ADDITIONAL INFORMATION

We maintain an Investor Relations website on the internet at http://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). To access these materials, click on the “SEC Filings” link under the caption “Financial Information” on our Investor Relations homepage.

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

Our results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. Uneven global economic growth has had, and may continue to have, an adverse effect on us, in part because we are very dependent upon the level of consumer and business activity and the demand for payment and financing products. A prolonged period of slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on our cards and the ability and willingness of Card Members to pay amounts owed to us. Travel and entertainment expenditures, which comprised approximately 25 percent of our U.S. billed business during 2016, for example, are sensitive to business and personal discretionary spending levels and also tend to decline during general economic downturns.

Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. Further, economic or political instability in certain regions or countries could negatively affect consumer and business spending, including in other parts of the world.

Factors such as consumer spending, business investment, government spending, interest rates, tax rates, fuel and other energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, our profitability. An economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower demand for credit, lower corporate earnings or lower business investment is likely to materially and adversely affect our business, results of operations and financial condition. Furthermore, such factors may cause our earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting, and/or increasing the volatility of, the trading price of our common shares.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.

The payments industry is highly competitive, and we compete with charge, credit and debit card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and ACH), as well as evolving and growing alternative payment and financing providers.

We believe Visa and MasterCard are larger than we are in most countries. As a result, card issuers and acquirers on the Visa and MasterCard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of those networks.

Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, including larger cash reserves, may offer richer value propositions or a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, attain and develop more attractive cobrand card programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. We expect expenses such as Card Member rewards and Card Member services expenses to continue to increase as we improve our value propositions for Card Members, including in response to increased competition.

Spending on our cards could continue to be impacted by increasing consumer usage of charge, credit and debit cards issued on other networks, as well as adoption of payment systems based on ACH or other payment mechanisms. To the extent other payment mechanisms, systems and products continue to successfully expand, our discount revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. If we are not able to differentiate ourselves from our competitors, drive value for our customers and/or effectively grow in areas such as mobile and online payments and emerging technologies, we may not be able to compete effectively against these threats.

To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. We may face additional compliance and regulatory risk to the extent that we expand into new business areas and we may need to dedicate more expense, time and resources to comply with regulatory requirements than our competitors, particularly those that are not regulated financial institutions. In addition, companies that control access to consumer and merchant payment method choices through digital wallets, mobile applications or at the point of sale could choose not to accept or could suppress use of our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets and applications, impacting our profitability on transactions. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could slow our growth in international regions. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships could have higher cost structures than our current arrangements, and could adversely impact our average discount rate or dilute our brand.

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

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Delta Air Lines, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically have high-spending loyal customers. Our entire cobrand portfolio accounted for approximately 18 percent of our worldwide billed business for the year ended December 31, 2016. Card Member loans related to our cobrand portfolio accounted for approximately 34 percent of our worldwide Card Member loans as of December 31, 2016.

Cobrand arrangements are entered into for a fixed period, generally ranging from five to eight years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We face the risk that we could lose partner relationships, even after we have invested significant resources, time and expense in acquiring and developing the relationships. The volume of billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to its program, which could result in a significant decline in our Card Member loans outstanding. For example, our U.S. cobrand relationship with Costco ended in 2016, and we sold the outstanding Card Member loans associated with the Costco portfolio. In 2016, Starwood Hotels & Resorts Worldwide, with which we have a cobrand partnership, was acquired by Marriott International, which has a cobrand partnership with a competing card issuer.

We also face the risk that existing relationships will be renegotiated with less favorable terms for us as competition for such relationships continues to increase. We make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The amount we pay to our cobrand partners has increased, particularly in the United States, and may continue to increase as arrangements are renegotiated due to increasingly intense competition for cobrand partners among card issuers and networks. We may also choose to not continue certain cobrand relationships.

The loss of business partners (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or early termination as the result of a merger or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion® and Platinum Card® Members) or the renegotiation of existing partnerships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could weaken our negotiating position with our remaining and prospective business partners.

We face continued intense competitive pressure that may impact the prices we charge merchants that accept our cards for payment for goods and services.

Unlike our competitors in the payments industry that rely on revolving credit balances to drive profits, our business model is focused on Card Member spending. Discount revenue, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we experienced some reduction in our global weighted average merchant discount rate and have been under increasing pressure, including as a result of regulatory-mandated reductions to competitors’ pricing, to reduce merchant discount rates and undertake other repricing initiatives. We also face pressure from competitors that have other sources of income or lower expense bases that can make their pricing more attractive to key business partners and merchants. Merchants are also able to negotiate incentives and pricing concessions from us as a condition to accepting our cards. As merchants consolidate and become even larger, we may have to increase the amount of incentives and/or concessions we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. We further expect some erosion of our average merchant discount rate as we seek to increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants.

In addition, differentiated payment models and technologies from non-traditional players in the alternative payments space and the regulatory and litigation environment could pose challenges to our traditional payment model and adversely impact our average discount rate. Some merchants also continue to invest in their own payment solutions, such as proprietary-branded mobile wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our merchant discount rate and billed business volumes.

A continuing priority of ours is to drive greater and differentiated value to our merchants which, if not successful, could negatively impact our discount revenue and financial results. If the average merchant discount rate declines more than expected, we will need to find ways to offset the financial impact by increasing billed business volumes, increasing other sources of revenue, such as fee-based revenue or interest income, or both. We may not succeed in maintaining merchant discount rates or offsetting the impact of declining merchant discount rates, particularly in the current regulatory environment, which could materially and adversely affect our revenues and profitability, and therefore our ability to invest in innovation and in value-added services for merchants and Card Members.

Surcharging or steering by merchants could materially adversely affect our business and results of operations.

In certain countries, such as Australia and certain Member States in the EU, merchants are expressly permitted by law to surcharge card purchases. The number of countries in the EU that permit surcharging and the potential for selective surcharging of American Express cards could increase following adoption of new EU-wide regulation, as discussed in “Supervision and Regulation — Payments Regulation.” In Australia, we have seen merchant surcharging on American Express cards in certain merchant categories, and in some cases, the surcharge is greater than that applied to Visa and MasterCard cards, a practice that is known as differential surcharging.

We also encounter merchants that accept our cards, but tell their customers that they prefer to accept another type of payment or otherwise seek to suppress use of our cards. Our Card Members value the ability to use their cards where and when they want to, and we, therefore, take steps to meet our Card Members’ expectations and to protect the American Express brand by prohibiting this form of discrimination, subject to local legal requirements.

If surcharging, steering or other forms of discrimination become widespread, American Express cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in cards-in-force and transaction volumes. The impact could vary depending on such factors as the manner in which a surcharge is levied, how Card Members are steered to other card products or payment forms at the point of sale and whether and to what extent these actions are applied to other payment cards, including whether it varies depending on the type of card, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent it disproportionately impacts our Card Members.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest across all areas of our business, including in transaction processing, data management and analytics, customer interactions and communications, alternative payment mechanisms and risk management and compliance systems. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our products and services.

The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Consumer and merchant adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the time and expense we must invest in new products and services before they generate material revenues, if at all.

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

We may not be successful in our efforts to promote card usage through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may impact our profitability.

Revenue growth is dependent on increasing consumer and business spending on our cards and growing card lending balances. We have been spending at elevated levels on a number of growth initiatives over the past several years, including to attract new Card Members, reduce Card Member attrition and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments to acquire Card Members and increase usage of our cards will be effective. For example, we may not be successful in developing and issuing new and enhanced cards or customers may not accept our new products and services, which would negatively impact our results of operations. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.

Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. In addition, many credit card issuers have instituted rewards and cobrand programs and may introduce programs and services that are similar to or more attractive than ours.

We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses continue to increase beyond our expectations, we will need to find ways to offset the financial impact by increasing payments volume, increasing other areas of revenues such as fee-based revenues, or both. We may not succeed in doing so, particularly in the current regulatory environment.

Our brand and reputation are key assets of our Company, and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of ours, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, merchant acceptance, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents and whether or not factually correct — could erode trust and confidence and damage our reputation among existing and potential Card Members and corporate clients, which could make it difficult for us to attract new Card Members and customers and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance and the use and protection of customer information, and from actions taken by regulators or others in response to such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.

Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of a third-party vendor, merchant acquirer or GNS partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. The lack of acceptance or suppression of card usage by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

A significant operating disruption, a major information security incident or an increase in fraudulent activity using our cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards.

We and other third parties process, transmit and store account information in connection with our charge and credit cards and prepaid products, and in the normal course of our business, we collect, analyze and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees.

Global financial institutions like us have experienced a significant increase in information security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, social engineering attacks (including phishing and impersonation), denial of service and security attacks. For example, we and other U.S. financial services providers have been the targets of distributed denial-of-service attacks from sophisticated third parties.

Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment with intent to disrupt our business operations and capture, destroy or manipulate various types of information relating to corporate trade secrets, customer information, including Card Member and loyalty program account information, employee information and other sensitive business information, including acquisition activity, financial results and intellectual property. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites.

As outsourcing, specialization of functions and technology innovation within the payments industry increase, more third parties are involved in processing transactions using our cards and there is a risk the confidentiality, integrity, privacy and/or security of data held by third parties or to which they have access, including merchants that accept our cards and our business partners, may be compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident.

We develop and maintain systems and processes aimed at detecting and preventing information security incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information security incidents, malicious social engineering, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely. Risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary and other information (including account data information) or negative impact to online accounts and systems. These risks will likely evolve as new technology is deployed. For example, with the increased use of EMV technology, we may see a decrease in traditional fraud risk, but sophisticated fraudsters may develop new ways to commit fraud and we may see an increase in online fraud and impersonation and identity takeover attempts.

Our information technology systems, including our transaction authorization, clearing and settlement systems, and data centers may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, internet outages, telecommunications failures, fraud, denial-of-service and other cyberattacks, terrorism, computer viruses, physical or electronic break-ins, or similar events. Service disruptions could prevent access to our online services and account information, compromise Company or customer data, and impede transaction processing and financial reporting. Inadequate infrastructure in lesser-developed countries could also result in service disruptions, which could impact our ability to do business in those countries.

If our information technology systems experience a significant disruption or breach, or if actual or perceived fraud levels or other illegal activities involving our cards or customer online accounts were to rise due to an information security incident at a business partner, merchant or other market participant, employee error, malfeasance or otherwise, it could lead to the loss of data or data integrity, regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation and response costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could reduce the use and acceptance of our cards, and have a material adverse impact on our business.

If such disruptions or breaches are not detected quickly, their effect could be compounded. Information security incidents and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or data protection, including leaked business data, may also disrupt our operations, undermine our competitive advantage through the disclosure of sensitive company information, divert management attention and resources, and negatively impact the assessment of us and our subsidiaries by banking regulators and rating agencies.

Successful cyberattacks or data breaches at other large financial institutions, large retailers or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Although we have insurance for losses related to cyber risks and attacks and information security and privacy liability, it may not be sufficient to offset the impact of a material loss event.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.

We may be obligated to make or accelerate payments to certain business partners such as cobrand partners and merchants upon the occurrence of certain triggering events such as: (i) our economic condition deteriorating such that our senior unsecured debt rating is downgraded significantly below investment grade by S&P and Moody’s, (ii) our ceasing to have a public debt rating, or (iii) a shortfall in certain performance levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations.

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

The airline industry, which represents a significant portion of our billed business, has undergone bankruptcies, restructurings, consolidations and other similar events in the past. The airline industry accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2016. Our largest airline cobrand portfolio, American Express’ Delta SkyMiles, accounted for approximately 7 percent of our worldwide billed business for the year ended December 31, 2016 and approximately 20 percent of worldwide Card Member loans as of December 31, 2016. We have credit risk to the airline industry to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member.

For additional information relating to the general risks related to the airline industry, see “Risk Management — Institutional Credit Risk — Exposure to the Airline Industry” under “MD&A.”

We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be negatively impacted.

We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify and secure future acquisition candidates on terms and conditions that are acceptable to us, or complete proposed acquisitions and investments, which could impair our growth. Our failure to successfully integrate acquired companies, businesses or technologies into our existing operations could cause us to fail to realize the anticipated benefits of the acquisition or investment, incur unanticipated liabilities and harm our business generally.

Joint ventures, including our GBT JV, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.

We rely on third-party providers of various computer systems, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.

We rely on third-party service providers, merchants, processors, aggregators, GNS partners and other third parties for services that are integral to our operations, including the timely transmission of accurate information across our global network. If a service provider or other third party fails to provide the data quality, communications capacity or services we require, as a result of natural disaster, operational disruptions, terrorism, hacking or other cybersecurity incidents, or any other reason, the failure could interrupt or compromise the quality of our services to customers.

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

Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, floods, health pandemics, intrusion into or degradation of our infrastructure by hackers and other catastrophic events can have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future, and events impacting other sectors of the economy, including the telecommunications and energy sectors, could have a negative effect on our businesses and infrastructure, including our information technology systems.

Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility, and health-related risks. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel interruption insurance policies that we offer and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending.

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

The exit of the United Kingdom from the European Union could adversely impact our business, results of operations and financial condition.

Our business in the United Kingdom and elsewhere may be negatively impacted by the uncertainty regarding the exit of the United Kingdom from the European Union (commonly referred to as Brexit), including from a deterioration of consumer and business activity in the United Kingdom and other countries and general uncertainty in the overall business environment in which we operate. We may experience increased volatility in the value of the pound sterling and the euro, further strengthening the U.S. dollar, which could continue to adversely impact our results of operations from our international activities. The exit itself could also have a negative impact on the United Kingdom and other European economies, which could adversely affect spending on our cards and the ability and willingness of Card Members to pay amounts owed to us. As of December 31, 2016, the EMEA region constituted approximately 10 percent of our worldwide billed business. It is unclear at this stage the financial, trade and legal implications of Brexit. For example, we may no longer be able to provide payment services from the United Kingdom to EU Member States, which may require changes to the structure of our business operations in Europe.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel. As further described in “Supervision and Regulation — Compensation Practices,” our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of our U.S. bank subsidiaries are subject to review and oversight by the FDIC and the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Legal, Regulatory and Compliance Risks

Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage our reputation and brand.

The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products at the point of sale violate the U.S. antitrust laws. Visa and MasterCard, which were also defendants in the DOJ and state action, entered into a settlement agreement and have been dismissed as parties pursuant to that agreement, which was approved by the court. The settlement enjoins Visa and MasterCard from entering into contracts that prohibit merchants from engaging in various actions to steer cardholders to other card products or payment forms at the point of sale. Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express, which occurred on January 25, 2017. The DOJ and states may seek further review of this ruling. We are also a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our card acceptance agreements and seek damages. A description of these legal proceedings is contained in “Legal Proceedings.”

An adverse outcome in these proceedings against us could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions could result in changes to our business practices and materially and adversely impact our profitability.

Our business is subject to comprehensive government regulation and supervision, which could adversely affect our results of operations and financial condition.

We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business, and has the potential to restrict the scope of our existing businesses, increase our costs of doing business, limit our ability to pursue certain business opportunities or make our products and services more expensive for customers. Regulatory oversight and supervision of our businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect our security holders.

The current environment of additional regulation, enhanced supervision efforts and increased and unpredictable regulatory investigations and enforcement is likely to continue to result in changes to our business practices, products and procedures, and potentially additional penalties and/or restitution payments to Card Members. In addition, new laws or regulations, or changes in the enforcement of existing laws or regulations applicable to our businesses, could impact the profitability of our business activities, limit our ability to pursue business opportunities or adopt new technologies, require us to change certain of our business practices or alter our relationships with partners, merchants and Card Members, or affect retention of our key personnel. Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.

If we fail to satisfy regulatory requirements or maintain our financial holding company status, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain activities or acquisitions or require us to maintain more capital.

In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and MasterCard and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, such regulation extends to certain aspects of our business, for example, GNS arrangements or terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. We have brought a legal challenge and seek a ruling from the EU Court of Justice to clarify the interpretation and validity of the application of price caps as well as other regulatory measures in circumstances where three-party networks issue cards with a cobrand partner or through an agent. There can be no assurance that our legal challenge will be successful. For a description of certain regulations and their impact on us, see “Supervision and Regulation — Payments Regulation.” Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another.

We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Similar AML requirements apply under the laws of most jurisdictions where we operate. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our cards may be used, and the types of customers and merchants who can obtain or accept our cards. Activity such as money laundering or terrorist financing involving our cards could result in enforcement action, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.

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

See “Supervision and Regulation” for more information about certain laws and regulations to which we are subject.

Litigation and regulatory actions could subject us to significant fines, penalties, judgments and/or requirements resulting in significantly increased expenses, damage to our reputation and/or a material adverse effect on our business.

Businesses in the financial services and payments industries have historically been subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future. The CFPB issued a proposed rule that, if enacted, would, among other changes, require that our consumer arbitration clause not apply to cases filed in court as class actions, unless and until class certification is denied or the class claims are dismissed. As a result, claims of the type we previously arbitrated could be subject to the complexities and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation matters.

We have been subject to regulatory actions by the CFPB and other regulators and may continue to be subject to such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. Regulatory action could subject us to significant fines, penalties or other requirements resulting in increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, which could adversely affect our results of operations and financial condition. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business.

We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our business would be adversely affected.

Failure to meet current or future capital or liquidity requirements, including those imposed by the Capital Rules, the LCR, the NSFR or by regulators in implementing other portions of the Basel III framework and the enhanced supervision requirements of Dodd-Frank, could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions.

There continues to be substantial uncertainty regarding significant portions of the capital and liquidity regime that will apply to us and our U.S. bank subsidiaries. As a result, the ultimate impact on our long-term capital and liquidity planning and our results of operations is not certain, although an increase in our capital and liquid asset levels could lower our return on equity.

The capital requirements applicable to the Company as a bank holding company and our U.S. bank subsidiaries have been substantially revised to implement the international Basel III framework and are in the process of being phased in. These requirements, particularly once they are fully phased in, require the Company and our U.S. bank subsidiaries to satisfy more stringent capital adequacy standards than in the past. As part of our required stress testing, both internally and by the Federal Reserve, we must continue to comply with applicable capital standards in the adverse and severely adverse economic scenarios published by the Federal Reserve each year. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the Capital Rules as they are phased in.

Compliance with capital adequacy and liquidity rules, including the Capital Rules and the LCR, requires a material investment of resources. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules may also negatively impact the assessment of the Company and our U.S. bank subsidiaries by federal banking regulators.

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

There are several recent proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as the Company and our U.S. bank subsidiaries, as well as our ability to meet these requirements. The Basel Committee has adopted a framework that would impose a capital buffer on certain banks that may have an important impact on their domestic economies (so-called “domestic systemically important banks,” or “D-SIBs”). The U.S. banking regulators have not designated any D-SIBs in the United States. Additionally, the Basel Committee has proposed a series of revisions to the standardized approach for credit and operational risk capital requirements. If these or other proposals are adopted in the United States and applied to advanced approaches institutions or if we are designated as a D-SIB, we could be required to hold significantly more capital.

For more information on capital adequacy requirements, see “Capital, Leverage and Liquidity Regulation” under “Supervision and Regulation.”

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock. Our subsidiaries are also subject to restrictions that limit their ability to pay dividends to us, which may adversely affect our liquidity.

We are limited in our ability to pay dividends and repurchase capital stock by our regulators, who have broad authority to prohibit any action that would be considered an unsafe or unsound banking practice. For example, we are subject to a requirement to submit capital plans that include, among other things, projected dividend payments and repurchases of capital stock to the Federal Reserve for review. As part of the capital planning and stress testing process, our proposed capital actions are assessed against our ability to satisfy applicable capital requirements in the event of a stressed market environment. If the Federal Reserve objects to our capital plan or if we fail to satisfy applicable capital requirements, our ability to undertake capital actions may be restricted.

In addition, the Capital Rules include a capital conservation buffer which is being phased in from January 1, 2016 through January 1, 2019. The Capital Rules also include a countercyclical capital buffer, which is currently set at zero but which could be increased by the Federal Reserve in the future. These buffers can be satisfied only with CET1 capital. If our risk-based capital ratios were to fall below the applicable buffer levels, we would face graduated constraints on dividends, stock repurchases and other capital distributions based on the amount of the shortfall.

A failure to increase dividends along with our competitors, or any reduction of, or elimination of, our common stock dividend or share repurchase program would likely adversely affect the market price of our common stock and market perceptions of American Express.

Our ability to declare or pay dividends on, or to purchase, redeem or otherwise acquire, shares of our common stock will be prohibited, subject to certain exceptions, in the event that we do not declare and pay in full dividends for the last preceding dividend period of our Series B and Series C preferred stock.

American Express Company relies on dividends from its subsidiaries for liquidity, and federal and state laws limit the amount of dividends that our subsidiaries may pay to the parent company. In particular, our U.S. bank subsidiaries are subject to various statutory and regulatory limitations on their declaration and payment of dividends. These limitations may hinder our ability to access funds we may need to make payments on our obligations, make dividend payments on outstanding American Express Company capital stock or otherwise achieve strategic objectives.

For more information on bank holding company and depository institution dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation,” as well as “Consolidated Capital Resources and Liquidity — Share Repurchases and Dividends” under “MD&A” and Note 23 to our “Consolidated Financial Statements.”

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the United States and in various countries in which we operate.

In addition, state and federal legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

Compliance with current or future privacy, data protection and information security laws relating to consumer and/or employee data could result in higher compliance and technology costs and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand.

We may not be able to effectively manage the operational and compliance risks to which we are exposed.

We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (e.g., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with a service level agreement or regulatory or legal requirements, or a failure to adequately monitor and control access to data in our systems we grant to third-party service providers. As processes are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose us to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.

We rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents and controls on access and distribution. These measures may not prevent misappropriation of our proprietary information or infringement of our intellectual property rights and a resulting loss of competitive advantage. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement claim against us could cause us to lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages.

Tax legislative initiatives or assessments by governmental authorities could adversely affect our results of operations and financial condition.

We are subject to income and other taxes in the United States and in various foreign jurisdictions. The laws and regulations related to tax matters are extremely complex and subject to varying interpretations. Although management believes our positions are reasonable, we are subject to audit by the Internal Revenue Service in the United States and by tax authorities in all the jurisdictions in which we conduct business operations. We are being challenged in a number of countries regarding our application of value-added taxes (VAT) to certain transactions. While we believe we comply with all applicable VAT and other tax laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes or apply existing laws and regulations more broadly, which could result in a significant increase in liabilities for taxes and interest in excess of accrued liabilities.

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

Changes in accounting principles or standards could adversely affect our reported financial results in a particular period, even if there are no underlying changes in the economics of the business.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, which could change the way we account for certain of our transactions even if we do not change the way in which we transact. A change in accounting guidance can have a significant effect on our reported results, may retroactively affect previously reported results and could cause fluctuations in our reported results. For more information on recently issued accounting standards, see Note 1 to our “Consolidated Financial Statements.”

Credit, Liquidity and Market Risks

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to identify and mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market risk, asset liability risk, liquidity risk, operational risk, compliance risk, model risk, strategic and business risk and reputational risk. See “Risk Management” under “MD&A” for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques, such as our hedging strategies, may not be fully effective. There may also be risks that exist, or develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

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

We may not be able to effectively manage individual or institutional credit risk, or credit trends that can affect spending on card products and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition.

We are exposed to both individual credit risk, principally from consumer and small business Card Member receivables and loans, and institutional credit risk from merchants, GNS partners, GCS clients, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks can contribute to credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. We expect that some modest, gradual upward pressure on our write-off rates will cause provisions to grow faster than loans in 2017. Higher write-off rates and the resulting increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.

Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where approximately 75 percent of our revenues are generated), changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.

Adverse financial market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

We need liquidity to pay merchants, operating and other expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. The principal sources of our liquidity are payments from Card Members, cash flows from our investment portfolio, cash and cash equivalents, proceeds from the issuance of unsecured medium- and long-term notes and asset securitizations and direct and third-party sourced deposits, securitized borrowings through our secured financing facilities, a committed bank borrowing facility and the Federal Reserve discount window.

Our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on market conditions. Disruptions, uncertainty or volatility across the financial markets, as well as adverse developments affecting our competitors and the financial industry generally, could negatively impact market liquidity and limit our access to funding required to operate our business. Such market conditions may also limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the funding necessary to grow our business. In some circumstances, we may incur an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility.

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

During 2016, approximately 25 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations. For the year ended December 31, 2016, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $32.1 billion by approximately $0.4 billion as the U.S. dollar strengthened against many currencies.

Foreign exchange regulations or capital controls might restrict or prohibit the conversion of other currencies into U.S. dollars or our ability to transfer them. Political and economic conditions in other countries could also impact the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Card Members’ spending outside such country and for the payment of card bills by Card Members who are billed in a currency other than their local currency. Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The occurrence of any of these circumstances could further impact our results of operations.

Continuing concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries may cause the value of the euro to fluctuate more widely than in the past and could lead to the reintroduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. If there is a significant devaluation of the euro and we are unable to hedge our foreign exchange exposure to the euro, the value of our euro-denominated assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in our financial statements. Similarly, the reintroduction of certain individual country currencies or the complete dissolution of the euro could adversely affect the value of our euro-denominated assets and liabilities. The reintroduction of individual country currencies would require us to reconfigure our billing and other systems to reflect individual country currencies in place of the euro. Implementing such changes could be costly and failures in the currency reconfiguration could cause disruptions in our normal business operations. In addition, foreign currency derivative instruments to hedge our market exposure to re-introduced currencies may not be immediately available or may not be available on terms that are acceptable to us.

The potential developments regarding Europe and the euro, or market perceptions concerning these and related issues, could continue to have an adverse impact on consumer and business behavior in Europe and globally, which could have a material adverse effect on our business, financial condition and results of operations.

Interest rate increases could materially adversely affect our earnings.

If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net income, could fall. Our interest expense was approximately $1.7 billion for the year ended December 31, 2016. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease to our annual net interest income of approximately $193 million as of December 31, 2016. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations.

For a further discussion of our interest rate risk, see “Risk Management — Market Risk Management Process” under “MD&A.”

The value of our assets or liabilities may be adversely impacted by economic, political or market conditions.

Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $3.2 billion of investment securities as of December 31, 2016. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.

Our U.S. bank subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through American Express Personal Savings, and use the proceeds as a source of funding. As of December 31, 2016, we had approximately $52.3 billion in total U.S. retail deposits, of which a significant amount had been raised through third-party brokerage networks. We face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our U.S. bank subsidiaries. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. See “Prompt Corrective Action” under “Supervision and Regulation” for additional information.

While Centurion Bank and American Express Bank were considered “well capitalized” as of December 31, 2016 and had no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance they will continue to meet this definition. The Capital Rules, particularly when fully phased in, require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be “well capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rates we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are in a 2.2 million square foot building located in lower Manhattan on land leased from the Battery Park City Authority for a term expiring in 2069. We have an approximately 49 percent ownership interest in the building and an affiliate of Brookfield Financial Properties owns the remaining approximately 51 percent interest in the building. We also lease space in the building from Brookfield’s affiliate.

Other owned or leased principal locations include American Express offices in Sunrise and Fort Lauderdale, Florida, Phoenix, Arizona, Salt Lake City, Utah, Mexico City, Mexico, Sydney, Australia, Singapore, Gurgaon, India, Manila, Philippines, and Brighton, England; the American Express data centers in Phoenix, Arizona and Greensboro, North Carolina; the headquarters for American Express Services Europe Limited in London, England; and the Amex Bank of Canada and Amex Canada Inc. headquarters in Toronto, Ontario, Canada.

Generally, we lease the premises we occupy in other locations. We believe the facilities we own or occupy suit our needs and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).

We do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages and seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of the DOJ or merchant cases described later in this section could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are described below. For additional information, see Note 13 to our “Consolidated Financial Statements.”

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

Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. Following denial of rehearing en banc by the Court of Appeals for the Second Circuit, the trial court entered judgment for American Express on January 25, 2017. The DOJ and states may seek further review by the U.S. Supreme Court.

In addition to the DOJ case, individual merchant cases and a putative class action, collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against us alleging that our anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. These matters, including a trial previously scheduled in the individual merchant cases, had been stayed pending resolution of the appeal in the DOJ case. Further proceedings are anticipated.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2016, we had 23,572 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our “Consolidated Financial Statements.” For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 23 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2017 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 1, 2017. The information to be found under such caption is incorporated herein by reference. Our definitive 2017 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the Securities and Exchange Commission (SEC) in March 2017 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

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

The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2011, including the reinvestment of all dividends.

Year-end Data	2011	2012	2013	2014	2015	2016

American Express	$100.00	$123.57	$197.52	$204.77	$155.18	$168.48

S&P 500 Index	$100.00	$115.99	$153.55	$174.55	$176.95	$198.10

S&P Financial Index	$100.00	$128.75	$174.57	$201.06	$197.92	$242.94

(b)   Not applicable.

(c)   Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016
Repurchase program(a)	3,423,863	$64.54	3,423,863	146,224,313
Employee transactions(b)	—	—	N/A	N/A
November 1-30, 2016
Repurchase program(a)	5,016,683	$69.64	5,016,683	141,207,630
Employee transactions(b)	18,399	$66.45	N/A	N/A
December 1-31, 2016
Repurchase program(a)	5,819,852	$74.12	5,819,852	135,387,778
Employee transactions(b)	3,876	$76.89	N/A	N/A
Total
Repurchase program(a)	14,260,398	$70.24	14,260,398	135,387,778
Employee transactions(b)	22,275	$68.27	N/A	N/A

(a)	On September 26, 2016, the Board of Directors authorized the repurchase of 150 million shares of our common stock over time, in accordance with our capital distribution plans approved by the Board of Governors of the Federal Reserve System (the Federal Reserve) and subject to market conditions. This authorization replaced the prior repurchase authorization and does not have an expiration date.

(b)	Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.

(c)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM 6. SELECTED FINANCIAL DATA

	2016	2015	2014	2013	2012
Operating Results ($ in Millions)
Total revenues net of interest expense	$32,119	$32,818	$34,188	$32,870	$31,461
Provisions for losses(a)	2,026	1,988	2,044	1,832	1,712
Expenses(b)	21,997	22,892	23,153	23,150	23,298
Net income	$5,408	$5,163	$5,885	$5,359	$4,482
Return on average equity(c)	26.0%	24.0%	29.1%	27.8%	23.1%
Return on average assets(c)	3.4%	3.3%	3.8%	3.5%	3.0%

Balance Sheet ($ in Millions)
Cash and cash equivalents	$25,208	$22,762	$22,288	$19,486	$22,250
Card Member loans and receivables HFS	—	14,992	—	—	—
Accounts receivable, net	50,073	46,695	47,000	47,185	45,914
Loans, net	65,461	58,799	70,104	66,585	64,309
Investment securities	3,157	3,759	4,431	5,016	5,614
Total assets	158,893	161,184	159,103	153,375	153,140
Customer deposits	53,042	54,997	44,171	41,763	39,803
Travelers Cheques outstanding and other prepaid products	2,812	3,247	3,673	4,240	4,601
Short-term borrowings	5,581	4,812	3,480	5,021	3,314
Long-term debt	46,990	48,061	57,955	55,330	58,973
Shareholders’ equity	$20,501	$20,673	$20,673	$19,496	$18,886
Average shareholders’ equity to average total assets ratio	13.1%	13.5%	13.1%	12.6%	12.9%

Common Share Statistics
Earnings per share:
Net income attributable to common shareholders:(d)
Basic	$5.67	$5.07	$5.58	$4.91	$3.91
Diluted	5.65	5.05	5.56	4.88	3.89
Cash dividends declared per common share	1.22	1.13	1.01	0.89	0.80
Dividend payout ratio(e)	21.5%	22.3%	18.1%	18.1%	20.5%
Book value per common share	20.93	19.71	20.21	18.32	17.09
Market price per share:
High	75.74	93.94	96.24	90.79	61.42
Low	50.27	67.57	78.41	58.31	47.40
Close	$74.08	$69.55	$93.04	$90.73	$57.48
Average common shares outstanding (millions):
Basic	933	999	1,045	1,082	1,135
Diluted	935	1,003	1,051	1,089	1,141
Shares outstanding at period end (millions)	904	969	1,023	1,064	1,105

Other Statistics
Number of employees at period end (thousands):
United States	21	21	22	26	27
Outside the United States	35	34	32	37	37

Total	56	55	54	63	64
Number of shareholders of record	23,572	24,704	25,767	22,238	32,565

(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect provisions for Card Member loans and receivables related to our cobrand partnerships with JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation (Costco) in the United States (the HFS portfolios).

(b)	Beginning December 1, 2015 through to the sale completion dates, includes the valuation allowance adjustment associated with the HFS portfolios.

(c)	Return on average equity and return on average assets are calculated by dividing one-year period of net income by one-year average of total shareholders’ equity or total assets, respectively.

(d)	Represents net income, less earnings allocated to participating share awards and dividends on preferred shares.

(e)	Calculated on year’s dividends declared per common share as a percentage of the year’s net income available per common share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

EXECUTIVE OVERVIEW

BUSINESS INTRODUCTION

We are a global services company with four reportable operating segments: U.S. Consumer Services (USCS), International Consumer and Network Services (ICNS), Global Commercial Services (GCS) and Global Merchant Services (GMS).

The following types of revenue are generated from our various products and services:

•	Discount revenue, our largest revenue source, represents fees generally charged to merchants for accepting our cards as payment for goods or services sold. The fees charged, or merchant discount, which is generally expressed as a percentage of the charge amount, varies with, among other factors, the industry in which the merchant does business, the charge amount and the merchant’s overall charge volume, the method of submission of charges, the timing and method of payment to the merchant and, in certain instances, the geographic scope for the related card acceptance agreement (e.g., domestic or global). In some instances, an additional flat transaction fee is assessed as part of the merchant discount, and additional fees may be charged such as a variable fee for “non-swiped” card transactions or for transactions using cards issued outside the United States at merchants located in the United States;

•	Interest on loans, principally represents interest income earned on outstanding balances;

•	Net card fees, represent revenue earned from annual card membership fees, which varies based on the type of card and the number of cards for each account;

•	Other fees and commissions, represent foreign currency conversion fees charged to Card Members, Card Member delinquency fees, loyalty coalition-related fees, travel commissions and fees, service fees and fees related to our Membership Rewards program; and

•	Other revenue, represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees), net revenue earned on cross-border Card Member spending, insurance premiums earned from Card Member travel and other insurance programs, merchant-related fees unrelated to merchant discount, prepaid card and Travelers Cheque-related revenue, revenues related to the American Express Global Business Travel Joint Venture (the GBT JV) transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

FINANCIAL HIGHLIGHTS

For 2016, we reported net income of $5.4 billion and diluted earnings per share of $5.65. This compared to $5.2 billion of net income and $5.05 diluted earnings per share for 2015, and $5.9 billion of net income and $5.56 diluted earnings per share for 2014.

2016 results included:

•	A $1.1 billion ($677 million after tax) gain on the sale of Card Member loans and receivables related to our cobrand partnership with Costco in the second quarter;

•	$410 million ($266 million after tax) of net restructuring charges; and

•	A $127 million ($79 million after tax) gain on the sale of Card Member loans and receivables related to our cobrand partnership with JetBlue in the first quarter.

2015 results included:

•	A $419 million ($335 million after tax) charge related to the Prepaid Services business, that was driven primarily by the impairment of goodwill and technology, plus some restructuring costs.

2014 results included:

•	A $719 million ($453 million after tax) gain on the sale of our investment in Concur Technologies (Concur) in the fourth quarter;

•	A $626 million ($409 million after tax) gain as a result of the GBT JV transaction in the second quarter;

•	$420 million ($277 million after tax) of net charges for costs related to reengineering initiatives; and

•	A $109 million ($68 million after tax) charge related to the renewal of our partnership with Delta Air Lines (Delta) in the fourth quarter.

NON-GAAP MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

BUSINESS ENVIRONMENT

In a challenging economic, competitive and regulatory environment, we remain focused on our key priorities of accelerating revenue growth, optimizing investments and resetting our cost base. In 2016, revenue was lower year-over-year, though revenue performance sequentially improved in the fourth quarter. We made a record level of business-building investments during 2016 and continued to make progress on our plans to remove $1 billion from our overall cost base by the end of 2017. In addition, we continued to leverage our strong capital position to return capital to shareholders through share repurchases and dividends.

Our worldwide billings for 2016 adjusted for foreign currency exchange rates were up slightly year-over-year. Our U.S. consumer billings were down, resulting from the end of the Costco relationship in the United States in June 2016. We saw strong performance from middle market and small businesses in the United States, while spending by large corporations declined year-over-year. Internationally, our consumer and small business billings growth rates remained strong.

Revenues net of interest expense for the year declined versus the prior year, primarily reflecting higher Costco-related revenues in the prior year. After excluding Costco-related revenues and the effect of foreign currency exchange rates, adjusted revenues net of interest expense grew, driven by increases in adjusted billed business, adjusted net interest income and net card fees across our premium card portfolios.

Card Member loan growth was strong year-over-year and we continue to see opportunities to increase our share of our customers’ borrowings. Provisions for losses were up modestly versus the prior year, but grew more significantly after excluding from the prior year credit costs associated with the Costco and JetBlue Card Member loan portfolios. The growth in provisions for losses was driven by both higher Card Member loans and a slight increase in delinquency and net write-off rates due to the seasoning of loans related to newer Card Members. We expect that some modest, gradual upward pressure on our delinquency and write-off rates, due primarily to this seasoning of loans related to newer Card Members, will cause provisions to grow faster than loans in 2017.

Total expenses for the year declined versus the prior year, driven by the gains on the sales of the Costco and JetBlue portfolios, which were recognized as a reduction in Other expenses, as well as a decline in rewards expense, driven by higher Costco cobrand rewards expenses included in the prior year and the shift in volumes to cash rebate cards, for which the rewards costs are classified as contra-discount revenue. Marketing and promotion expenses grew significantly due to higher levels of spending on growth initiatives. Card Member services and other expenses also increased, driven by higher levels of engagement in many of our premium services such as airport lounge access and certain cobrand card benefits. We anticipate spending less on marketing and promotion in 2017. Rewards expense and Card Member services and other expenses, after excluding Costco cobrand-related costs, should continue to grow in 2017 due to higher billings and enhancements to our card product value propositions.

Competition remains intense across our businesses. While our businesses are global and diversified, to remain competitive we need to continue to demonstrate the differentiated value we deliver to merchants, customers and business partners in all aspects of our relationships. More intense competition has and will continue to impact our cost of renewing and ability to win or extend cobrand and other relationships. Throughout our business, we are focused on those products, services and relationships that offer the best value to our customers while also providing appropriate returns to our business and shareholders.

For discussion of certain legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition, see “Supervision and Regulation” in “Business.”

CONSOLIDATED RESULTS OF OPERATIONS

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

Effective June 30, 2014, as a result of the GBT JV transaction, we deconsolidated the Global Business Travel net assets, and now offer business travel-related services through the non-consolidated joint venture, resulting in a lack of comparability between 2015 and 2014.

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our HFS portfolios to Card Member loans and receivables HFS on the Consolidated Balance Sheets. On March 18, 2016 and June 17, 2016, we completed the sales of the JetBlue and Costco cobrand card portfolios, respectively. For the periods from December 1, 2015, through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) reflect amounts related to the HFS portfolios through the sale completion dates. Additionally, for periods after the sale completion dates, activities associated with these cobrand partnerships and the HFS portfolios are no longer included in our Consolidated Results of Operations. Specifically, these impacts include: Discount revenue from Costco in the United States for spend on all American Express cards and from other merchants for spend on the Costco cobrand card; Other fees and commissions and Interest income from Costco cobrand Card Members; and Card Member rewards expense related to the Costco cobrand card, resulting in a lack of comparability between 2016 and 2015.

The relationship of the U.S. dollar to various foreign currencies over the periods of comparison has had an impact on our results of operations. Where meaningful in describing our performance, foreign currency-adjusted amounts, which exclude the impact of changes in the foreign exchange (FX) rates, have been provided.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages and per share amounts)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Total revenues net of interest expense	$32,119	$32,818	$34,188	$(699)	(2)%	$(1,370)	(4)%
Provisions for losses	2,026	1,988	2,044	38	2	(56)	(3)
Expenses	21,997	22,892	23,153	(895)	(4)	(261)	(1)
Net income	5,408	5,163	5,885	245	5	(722)	(12)
Earnings per common share — diluted(a)	$5.65	$5.05	$5.56	$0.60	12%	$(0.51)	(9)%
Return on average equity(b)	26.0%	24.0%	29.1%

(a)	Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $43 million, $38 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $80 million, $62 million and nil for the years ended December 31, 2016, 2015 and 2014.

(b)	Return on Average Equity (ROE) is computed by dividing (i) one-year period net income ($5.4 billion, $5.2 billion and $5.9 billion for 2016, 2015 and 2014, respectively) by (ii) one-year average total shareholders’ equity ($20.8 billion, $21.5 billion and $20.3 billion for 2016, 2015 and 2014, respectively).

TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Discount revenue	$18,680	$19,297	$19,389	$(617)	(3) %	$(92)	— %
Net card fees	2,886	2,700	2,712	186	7	(12)	—
Other fees and commissions(a)	2,753	2,866	3,626	(113)	(4)	(760)	(21)
Other	2,029	2,033	2,989	(4)	—	(956)	(32)

Total non-interest revenues	26,348	26,896	28,716	(548)	(2)	(1,820)	(6)

Total interest income	7,475	7,545	7,179	(70)	(1)	366	5
Total interest expense	1,704	1,623	1,707	81	5	(84)	(5)

Net interest income	5,771	5,922	5,472	(151)	(3)	450	8

Total revenues net of interest expense	$32,119	$32,818	$34,188	$(699)	(2) %	$(1,370)	(4) %

(a)	Travel commissions and fees, which were previously disclosed separately on the Consolidated Statements of Income, are now included within Other fees and commissions.

TOTAL REVENUES NET OF INTEREST EXPENSE

Discount revenue decreased $617 million or 3 percent in 2016 compared to 2015, and remained relatively flat in 2015 compared to 2014. The decrease in 2016 was primarily driven by lower Costco-related revenue. Both periods of comparison reflected increases in contra-discount revenues, including cash rebate rewards, which in 2015 as compared to 2014 was offset by growth in billed business.

Overall, billed business was flat in 2016 compared to 2015. U.S. billed business decreased 3 percent, primarily driven by lower Costco-related volumes and non-U.S. billed business increased 6 percent (10 percent on an FX-adjusted basis).1

The average discount rate was 2.45 percent, 2.46 percent and 2.48 percent for 2016, 2015 and 2014, respectively. The decrease in the average discount rate in 2016 compared to 2015 was driven primarily by growth of the OptBlue program, merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in the European Union and a prior-year benefit related to certain merchant rebate accruals, partially offset by the benefit to the discount rate from the decline in Costco merchant volumes in the current year. We expect the average discount rate will likely continue to decline over time due to further expansion of OptBlue, merchant negotiations and competition, volume related pricing discounts and certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates). See Tables 5 and 6 for more details on billed business performance and the average discount rate.

Net card fees increased $186 million or 7 percent in 2016 compared to 2015 and remained relatively flat in 2015 compared to 2014 (increasing 5 percent on an FX-adjusted basis).1 The increase in 2016 was driven primarily by growth in the Platinum, Gold and Delta portfolios.

Other fees and commissions decreased $113 million or 4 percent in 2016 compared to 2015, and $760 million or 21 percent in 2015 compared to 2014. The decrease in 2016 was primarily driven by lower Costco-related fees, partially offset by an increase in delinquency and loyalty coalition-related fees. The decrease in 2015 was primarily due to the GBT JV transaction, resulting in a lack of comparability between periods.

Other revenues were relatively flat in 2016 compared to 2015, and decreased $956 million or 32 percent in 2015 compared to 2014. The current year included a contractual payment from a GNS partner and higher revenues from our Prepaid Services business, offset by lower revenues related to Costco, Loyalty Edge (which was sold in the fourth quarter of 2016), and the GBT JV transition services agreement. The decrease in 2015 was primarily driven by gains related to the sales of investment securities in Concur and Industrial and Commercial Bank of China in 2014.

Interest income decreased $70 million or 1 percent in 2016 compared to 2015, and increased $366 million or 5 percent in 2015 compared to 2014. The decrease in 2016 was primarily driven by lower Costco cobrand loans and the associated interest income, partially offset by modestly higher yields and an increase in average Card Member loans across other lending products. The increase in 2015 primarily reflects higher average Card Member loans, partially offset by decreases in interest and dividends on investment securities driven by lower average investment securities.

Interest expense increased $81 million or 5 percent in 2016 compared to 2015, and decreased $84 million or 5 percent in 2015 compared to 2014. The increase in 2016 was primarily driven by higher average customer deposit balances, partially offset by lower average long-term debt. The decrease in 2015 was primarily driven by a lower cost of funds on debt and customer deposits, partially offset by an increase in average customer deposit balances.

TABLE 3: PROVISIONS FOR LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Charge card	$696	$737	$792	$(41)	(6)%	$(55)	(7)%
Card Member loans	1,235	1,190	1,138	45	4	52	5
Other	95	61	114	34	56	(53)	(46)

Total provisions for losses(a)	$2,026	$1,988	$2,044	$38	2%	$(56)	(3)%

(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.

PROVISIONS FOR LOSSES

Charge card provision for losses decreased $41 million or 6 percent in 2016 compared to 2015, and $55 million or 7 percent in 2015 compared to 2014. The decrease in 2016 was driven by lower net write-offs and improved delinquencies. The decrease in 2015 reflects a reserve release versus a reserve build in 2014, partially offset by higher write-offs.

Card Member loans provision for losses increased $45 million or 4 percent in 2016 compared to 2015, and $52 million or 5 percent in 2015 compared to 2014. The increase in 2016 was primarily driven by strong momentum in our lending growth initiatives, resulting in higher loan balances, increased net write-offs in the current year and a slight increase in delinquencies, partially offset by the impact of the HFS portfolios, as the current year does not reflect the associated credit costs, as previously mentioned. The increase in 2015 primarily reflects a reserve build versus a reserve release in 2014. The reserve build in 2015 was due to a small increase in delinquency rates combined with an increase in loan balances, partially offset by lower write-offs and the impact related to transferring the HFS portfolios to Card Member loans and receivables HFS in December 2015.

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

Other provision for losses increased $34 million or 56 percent in 2016 compared to 2015, and decreased $53 million or 46 percent in 2015 compared to 2014. The increase in 2016 was primarily driven by growth in the commercial financing portfolio resulting in higher net write-offs. The decrease in 2015 was primarily due to a merchant-related charge in the fourth quarter of 2014.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Marketing and promotion	$3,650	$3,109	$3,216	$541	17%	$(107)	(3)%
Card Member rewards	6,793	6,996	6,931	(203)	(3)	65	1
Card Member services and other	1,133	1,018	822	115	11	196	24

Total marketing, promotion, rewards and Card Member services and other	11,576	11,123	10,969	453	4	154	1

Salaries and employee benefits	5,259	4,976	6,095	283	6	(1,119)	(18)
Other, net(a)	5,162	6,793	6,089	(1,631)	(24)	704	12

Total expenses	$21,997	$22,892	$23,153	$(895)	(4)%	$(261)	(1)%

(a)	Beginning December 1, 2015 through to the sale completion dates, includes the valuation allowance adjustment associated with the HFS portfolios.

EXPENSES

Marketing and promotion expenses increased $541 million or 17 percent in 2016 compared to 2015, and decreased $107 million or 3 percent in 2015 compared to 2014 (increasing 1 percent on an FX-adjusted basis), with higher levels of spending on growth initiatives in both periods.2

Card Member rewards expenses decreased $203 million or 3 percent in 2016 compared to 2015 and increased $65 million or 1 percent in 2015 compared to 2014. The decrease in 2016 was primarily driven by lower cobrand rewards expense of $518 million, primarily reflecting lower Costco-related expenses and a shift in volumes to cash rebate cards for which the rewards costs are classified as contra-discount revenue, partially offset by increased spending volumes across other cobrand card products. The lower cobrand rewards expense was partially offset by higher Membership Rewards expense of $315 million, primarily driven by an increase in new points earned as a result of higher spending volumes, recent enhancements to U.S. Consumer and Small Business Platinum rewards and less of a decline in the weighted average cost (WAC) per point. The increase in 2015 was primarily driven by higher cobrand rewards expense of $199 million, driven by rate impacts as a result of cobrand partnership renewal costs, partially offset by a decrease in Membership Rewards expense of $134 million. The latter was primarily driven by slower growth in the Ultimate Redemption Rate (URR) and a decline in the WAC per point assumption, including the impact of the $109 million charge in the fourth quarter of 2014 related to the Delta partnership renewal, partially offset by increased expenses related to new points earned, driven by higher spending volumes.

The Membership Rewards URR for current program participants was 95 percent (rounded down) at December 31, 2016, compared to 95 percent (rounded down) at December 31, 2015, and 95 percent (rounded up) at December 31, 2014.

Card Member services and other expenses increased $115 million or 11 percent in 2016 compared to 2015, and $196 million or 24 percent in 2015 compared to 2014. The increase in 2016 was primarily driven by increased usage of travel-related benefits. The increase in 2015 was primarily due to higher costs related to certain previously renewed cobrand partnership agreements.

Salaries and employee benefits expenses increased $283 million or 6 percent in 2016 compared to 2015, and decreased $1.1 billion or 18 percent in 2015 compared to 2014. The increase in 2016 was primarily driven by higher restructuring charges in the current year. The decrease in 2015 was primarily due to the business travel joint venture transaction (resulting in a lack of comparability between periods).

Other expenses decreased $1.6 billion or 24 percent in 2016 compared to 2015, and increased $704 million or 12 percent in 2015 compared to 2014. The decrease in 2016 was primarily driven by the gains on the sales of the HFS portfolios in the current year, as well as goodwill and technology impairment charges in the prior year. The increase in 2015 reflects the net gain from the GBT JV transaction in 2014 and the goodwill and technology impairment charges in 2015, partially offset by the reassessment of the functional currency of certain UK legal entities, other FX-related activity and a litigation reserve release in 2015.

[2]	Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

INCOME TAXES

The effective tax rate was 33.2 percent in 2016 compared to 35.0 percent in 2015 and 34.5 percent in 2014. The tax rates for 2016, 2015, and 2014 include benefits of $60 million, $33 million, and expenses of $40 million, respectively, related to the resolution of certain prior years’ items. The tax rate for 2015 also includes the impact of the nondeductible portion of the goodwill impairment charge mentioned previously. The changes in tax rates primarily reflected the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

TABLE 5: SELECTED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Card billed business: (billions)
United States	$700.4	$721.8	$688.1	(3)%	5%
Outside the United States	337.1	317.9	334.7	6	(5)

Worldwide	$1,037.5	$1,039.7	$1,022.8	—	2

Total cards-in-force: (millions)
United States	47.5	57.6	54.9	(18)	5
Outside the United States	62.4	60.2	57.3	4	5

Worldwide	109.9	117.8	112.2	(7)	5

Basic cards-in-force: (millions)
United States	37.4	44.8	42.6	(17)	5
Outside the United States	51.7	49.5	47.0	4	5

Worldwide	89.1	94.3	89.6	(6)	5

Average basic Card Member spending: (dollars)(a)
United States	$18,808	$18,066	$17,947	4	1
Outside the United States	$13,073	$12,971	$14,070	1	(8)
Worldwide Average	$17,216	$16,743	$16,884	3	(1)

Card Member loans: (billions)
United States	$58.3	$51.5	$62.6	13	(18)
Outside the United States	7.0	7.1	7.8	(1)	(9)

Worldwide	$65.3	$58.6	$70.4	11	(17)

Average discount rate	2.45%	2.46%	2.48%
Average fee per card (dollars)(a)	$44	$39	$40	13%	(3)%

(a)	Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

TABLE 6: SELECTED STATISTICAL INFORMATION

	2016		2015
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Worldwide(b)
Total billed business	—%	1%	2%	6%
Proprietary billed business	(1)	(1)	1	4
GNS billed business(c)	6	10	3	15
Airline-related volume	(4)	(3)
(8% of worldwide billed business for both 2016 and 2015)			(5)	1
United States(b)
Billed business	(3)		5
Proprietary consumer card billed business(d)	(7)		5
Proprietary small business and corporate services billed business(e)	2		4
T&E-related volume
(25% and 26% of U.S. billed business for 2016 and 2015, respectively)	(3)		4
Non-T&E-related volume
(75% and 74% of U.S. billed business for 2016 and 2015, respectively)	(3)		5
Airline-related volume
(7% of U.S. billed business for both 2016 and 2015)	(7)		(2)
Outside the United States(b)
Billed business	6	10	(5)	8
Japan, Asia Pacific & Australia (JAPA) billed business	14	14	4	15
Latin America & Canada (LACC) billed business	(6)	6	(18)	(3)
Europe, the Middle East & Africa (EMEA) billed business	2	8	(5)	8
Proprietary consumer card billed business(c)	4	8	(12)	—
Proprietary small business and corporate services billed business(e)	3%	7%	(10)%	3%

(a)	The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

(c)	Included in the ICNS segment.

(d)	Included in the USCS segment.

(e)	Included in the GCS segment.

TABLE 7: SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Worldwide Card Member loans (a)
Total loans (billions)	$65.3	$58.6	$70.4	11%	(17)%
Loss reserves:
Beginning balance	1,028	1,201	1,261	(14)	(5)
Provisions (b)	1,235	1,190	1,138	4	5
Net write-offs — principal only (c)	(930)	(967)	(1,023)	(4)	(5)
Net write-offs — interest and fees (c)	(175)	(162)	(164)	8	(1)
Transfer of reserves on HFS loan portfolios	—	(224)	—	#	#
Other (d)	65	(10)	(11)	#	(9)

Ending balance	$1,223	$1,028	$1,201	19	(14)

Ending reserves — principal	$1,160	$975	$1,149	19	(15)
Ending reserves — interest and fees	$63	$53	$52	19	2
% of loans	1.9%	1.8%	1.7%
% of past due	161%	164%	167%
Average loans (billions)(a)	$59.9	$67.9	$66.0	(12)%	3%
Net write-off rate — principal only (e)	1.6%	1.4%	1.5%
Net write-off rate — principal, interest and fees (e)	1.8%	1.7%	1.8%
30+ days past due as a % of total (e)	1.2%	1.1%	1.0%

Worldwide Card Member receivables(a)
Total receivables (billions)	$47.3	$44.1	$44.9	7%	(2)%
Loss reserves:
Beginning balance	462	465	386	(1)	20
Provisions (b)	696	737	792	(6)	(7)
Net write-offs (c)	(674)	(713)	(683)	(5)	4
Other (f)	(17)	(27)	(30)	(37)	(10)

Ending balance	$467	$462	$465	1%	(1)%

% of receivables	1.0%	1.0%	1.0%
Net write-off rate — principal only (e)	1.5%	1.8%	1.7%
Net write-off rate — principal and fees (e)	1.8%	2.0%	1.9%
30+ days past due as a % of total (e)	1.4%	1.5%	1.6%
Net loss ratio as a % of charge volume — GCP	0.09%	0.09%	0.09%
90+ days past billing as a % of total — GCP	0.9%	0.9%	0.8%

# Denotes a variance greater than 100 percent

(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.

(b)	Reflects provisions for principal, interest and/or fees on Card Member loans and receivables. Refer to Table 3 footnote (a).

(c)	Write-offs, less recoveries.

(d)	2016 includes reserves associated with Card Member loans reclassified from HFS to held for investment. Refer to Changes in Card Member loans reserve for losses under Note 4 to the “Consolidated Financial Statements” for additional information.

(e)	We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total for Card Member receivables relate to USCS, ICNS and Global Small Business Services (GSBS) Card Member receivables. The twelve months ended December 31, 2015 reflect the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due.

(f)	2015 includes the impact of the transfer of the HFS receivables portfolio, which was not significant.

TABLE 8: NET INTEREST YIELD ON CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2016	2015	2014
Net interest income	$5,771	$5,922	$5,472
Exclude:
Interest expense not attributable to our Card Member loan portfolio	984	952	993
Interest income not attributable to our Card Member loan portfolio	(403)	(357)	(308)

Adjusted net interest income (a)	$6,352	$6,517	$6,157
Average loans including HFS loan portfolios (billions)(b)	$65.8	$69.0	$66.0

Net interest income divided by average loans	8.8%	8.6%	8.3%
Net interest yield on Card Member loans (a)	9.6%	9.4%	9.3%

(a)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.
(b)	Beginning December 1, 2015 through to the sale completion dates, for the purposes of the calculation of net interest yield on Card Member loans, average loans included the HFS loan portfolios.

BUSINESS SEGMENT RESULTS

We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States) and regulatory considerations. Refer to Note 25 to the “Consolidated Financial Statements” for additional discussion of the products and services by segment.

Effective for the first quarter of 2016, we realigned our segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments, which are as follows:

•	USCS, including the proprietary U.S. Consumer Card Services business and consumer travel services in the United States;

•	ICNS, including the proprietary International Consumer Card Services business, GNS business and consumer travel services outside the United States;

•	GCS, including the proprietary Global Corporate Payments (GCP) business, small business services businesses in the United States and internationally (collectively, GSBS), commercial financing products and foreign exchange services operations; and

•	GMS, including the Global Merchant Services business and global loyalty coalition businesses.

Corporate functions and certain other businesses and operations, including our Prepaid Services business and the American Express Global Business Travel (GBT) operations up to June 30, 2014, and subsequent activities related to the GBT JV, are included in Corporate & Other.

Results of the business segments generally treat each segment as a stand-alone business. The management reporting process that derives these results allocates revenue and expense using various methodologies as described below.

TOTAL REVENUES NET OF INTEREST EXPENSE

We allocate discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the USCS, ICNS and GCS segments, discount revenue generally reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GMS segment, discount revenue generally reflects the network and acquirer component of the overall discount revenue.

Net card fees and other fees and commissions are directly attributable to the segment in which they are reported.

Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.

PROVISIONS FOR LOSSES

The provisions for losses are directly attributable to the segment in which they are reported.

EXPENSES

Marketing and promotion expenses are included in each segment based on the actual expenses incurred. Global brand advertising is primarily reflected in Corporate & Other and may be allocated to the segments based on the actual expense incurred. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred within the segment.

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

U.S. CONSUMER SERVICES

TABLE 9: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues
Non-interest revenues	$7,874	$8,479	$8,198	$(605)	(7)%	$281	3%

Interest income	5,082	5,198	4,821	(116)	(2)	377	8
Interest expense	536	488	453	48	10	35	8

Net interest income	4,546	4,710	4,368	(164)	(3)	342	8

Total revenues net of interest expense	12,420	13,189	12,566	(769)	(6)	623	5
Provisions for losses	1,065	1,064	1,030	1	-	34	3

Total revenues net of interest expense after provisions for losses	11,355	12,125	11,536	(770)	(6)	589	5

Expenses
Marketing, promotion, rewards, Card Member services and other	5,416	5,382	4,982	34	1	400	8
Salaries and employee benefits and other operating expenses	2,058	3,066	3,052	(1,008)	(33)	14	—

Total expenses	7,474	8,448	8,034	(974)	(12)	414	5

Pretax segment income	3,881	3,677	3,502	204	6	175	5
Income tax provision	1,368	1,322	1,283	46	3	39	3

Segment income	$2,513	$2,355	$2,219	$158	7%	$136	6%

Effective tax rate	35.2%	36.0%	36.6%

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues decreased $605 million or 7 percent in 2016 compared to 2015, primarily due to lower discount revenue, which decreased $632 million or 10 percent, reflecting lower Costco-related revenues and increases in contra-discount revenue, such as cash rebate rewards. The decrease in discount revenue was partially offset by an increase in net card fees, resulting from growth in the Platinum, Gold and Delta portfolios. Billed business decreased 7 percent in 2016 compared to 2015, primarily driven by lower Costco-related volumes.

Net interest income decreased $164 million or 3 percent in 2016 compared to 2015, primarily driven by lower Costco cobrand loans and the associated interest income and higher interest expense primarily driven by higher cost of funds, all partially offset by modestly higher yields and an increase in average Card Member loans across other lending products.

Total revenues net of interest expense increased $623 million or 5 percent in 2015 compared to 2014, primarily driven by higher discount revenue, as a result of 5 percent growth in billed business, partially offset by a decline in the average discount rate and increases in contra-discount revenues, such as cash rebate rewards. The increase also reflected higher net interest income, primarily driven by higher average Card Member loans, partially offset by higher interest expense.

PROVISIONS FOR LOSSES

Overall, Provisions for losses was relatively flat. Card Member loans provision for losses increased $16 million or 2 percent, primarily driven by strong momentum in our lending growth initiatives resulting in higher loan balances, increased net write-offs in the current year and a slight increase in delinquencies, partially offset by the impact of the HFS portfolios as the current year does not reflect the associated credit costs. Other provision for losses increased $15 million in 2016 as compared to 2015, due to growth in the non-card lending portfolio.

Provisions for losses increased $34 million or 3 percent in 2015 compared to 2014, primarily due to a small increase in Card Member loan delinquency rates combined with an increase in loan balances, partially offset by a Charge card provision reserve release in 2015 versus a reserve build in 2014 and the impact related to transferring the HFS portfolios to Card Member loans and receivables HFS in December 2015.

Refer to Table 10 for the charge card and lending write-off rates for 2016, 2015 and 2014.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses was relatively flat in 2016 compared to 2015, reflecting lower Card Member rewards expenses, offset by increases in Marketing and promotion and Card Member services expenses. Card Member rewards expense decreased $311 million or 8 percent in 2016 compared to 2015, primarily driven by lower cobrand reward expense of $435 million, partially offset by an increase in Membership Rewards expense of $124 million. The decrease in cobrand reward expense was primarily driven by lower Costco-related expenses, partially offset by increased spending volumes across other cobrand card products. The increase in Membership Rewards expense was primarily driven by an increase in new points earned as a result of higher spending volumes, recent enhancements to Platinum Card rewards and less of a decline in the WAC per point. Marketing and promotion expenses increased $279 million or 25 percent in 2016 compared to 2015, reflecting elevated levels of spending on growth initiatives. Card Member services and other expenses increased $66 million or 12 percent in 2016 compared to 2015, primarily driven by increased usage of new benefits.

Salaries and employee benefits and other operating expenses decreased $1 billion or 33 percent in 2016 compared to 2015. The decrease primarily reflects the gains on the sales of the HFS portfolios in the current year, which were recognized as an expense reduction in Other expenses, partially offset by restructuring charges in the current year.

Total expenses increased $414 million in 2015 compared to 2014, primarily driven by higher Marketing, promotion, rewards, Card Member services and other expenses, which reflected higher cobrand rewards expense due to higher spending volumes and rate increases (due in part to previously renewed cobrand partnership agreements). The increase also reflected higher Other expenses, primarily driven by higher spending on growth initiatives and the December 2015 valuation allowance adjustment related to the HFS portfolios mentioned previously, partially offset by lower card-related fraud losses in 2015 and a change in the estimated value of certain investments in our Community Reinvestment Act of 1977 (the CRA) portfolio in 2014.

TABLE 10: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31, (Millions, except percentages and where indicated)	2016	2015	2014	Change 2016 vs. 2015	Change 2015 vs. 2014
Card billed business (billions)	$345.3	$370.1	$353.6	(7)%	5%
Charge card billed business as a % of total	34.7%	32.4%	33.7%
Total cards-in-force	32.7	40.7	38.3	(20)	6
Basic cards-in-force	23.3	28.6	26.8	(19)	7
Average basic Card Member spending (dollars)	$13,447	$13,441	$13,569	—	(1)
Total segment assets (billions)	$87.4	$92.7	$89.7	(6)	3
Segment capital	$7.2	$7.2	$7.6	—	(5)
Return on average segment capital (a)	34.9%	31.1%	30.2%	12

Card Member loans:(b)
Total loans (billions)	$48.8	$43.5	$53.1	12	(18)
Average loans (billions)	$44.4	$51.1	$48.7	(13)%	5%
Net write-off rate — principal only (c)	1.5%	1.4%	1.5%
Net write-off rate — principal, interest and fees (c)	1.8%	1.6%	1.7%
30+ days past due loans as a % of total	1.1%	1.0%	1.0%

Calculation of Net Interest Yield on Card Member Loans:
Net interest income	$4,546	$4,710	$4,369
Exclude:
Interest expense not attributable to our Card Member loan portfolio	80	72	72
Interest income not attributable to our Card Member loan portfolio	(24)	(15)	(11)

Adjusted net interest income (d)	$4,602	$4,767	$4,430
Average loans including HFS loan portfolios (billions)(e)	$49.4	$52.1	$48.7
Net interest income divided by average loans	9.2%	9.0%	9.0%
Net interest yield on Card Member loans (d)	9.3%	9.2%	9.1%

Card Member receivables:(b)
Total receivables (billions)	$12.3	$11.8	$11.7	4%	1%
Net write-off rate — principal only (c)	1.4%	1.6%	1.7%
Net write-off rate — principal and fees (c)	1.6%	1.8%	1.9%
30+ days past due as a % of total	1.2%	1.4%	1.5%

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.5 billion, $2.4 billion and $2.2 billion for 2016, 2015 and 2014, respectively), by (ii) one-year average segment capital ($7.2 billion, $7.6 billion and $7.3 billion for 2016, 2015 and 2014, respectively).

(b)	Refer to Table 7 footnote (a).

(c)	Refer to Table 7 footnote (e).

(d)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

(e)	Refer to Table 8 footnote (b).

INTERNATIONAL CONSUMER AND NETWORK SERVICES

TABLE 11: ICNS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues
Non-interest revenues	$4,785	$4,627	$5,091	$158	3%	$(464)	(9)%

Interest income	922	945	1,088	(23)	(2)	(143)	(13)
Interest expense	219	235	325	(16)	(7)	(90)	(28)

Net interest income	703	710	763	(7)	(1)	(53)	(7)

Total revenues net of interest expense	5,488	5,337	5,854	151	3	(517)	(9)
Provisions for losses	325	300	354	25	8	(54)	(15)

Total revenues net of interest expense after provisions for losses	5,163	5,037	5,500	126	3	(463)	(8)

Expenses
Marketing, promotion, rewards, Card Member services and other	2,177	1,980	2,163	197	10	(183)	(8)
Salaries and employee benefits and other operating expenses	2,168	2,153	2,450	15	1	(297)	(12)

Total expenses	4,345	4,133	4,613	212	5	(480)	(10)

Pretax segment income	818	904	887	(86)	(10)	17	2
Income tax provision	163	220	194	(57)	(26)	26	13

Segment income	$655	$684	$693	$(29)	(4)%	$(9)	(1)%

Effective tax rate	19.9%	24.3%	21.9%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues increased $158 million or 3 percent in 2016 compared to 2015, primarily driven by higher discount revenue due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, as well as higher net card fees. The increase also reflected a contractual payment from a GNS partner in the second quarter of 2016. Total billed business increased 5 percent in 2016 compared to 2015, primarily due to increases in both proprietary and GNS cards-in-force and average spend per card. Refer to Tables 6 and 12 for additional information on billed business by region.

Net interest income decreased $7 million or 1 percent in 2016 compared to 2015. Interest income decreased $23 million or 2 percent, while FX-adjusted interest income increased 8 percent, primarily driven by higher average FX-adjusted loan balances.3 Interest expense decreased $16 million or 7 percent, while FX-adjusted interest expense increased 4 percent driven by higher FX-adjusted funding costs.3

Total revenues net of interest expense decreased $517 million or 9 percent in 2015 compared to 2014, and FX-adjusted total revenues net of interest expense increased 4 percent.3 The increase was primarily driven by foreign exchange conversion fees and net revenues earned on cross-border Card Member spending, as well as higher net interest income and net card fees. The increase also reflected higher GNS revenues.

PROVISIONS FOR LOSSES

Provisions for losses increased $25 million or 8 percent in 2016 compared to 2015, driven primarily by higher net write-offs.

Provisions for losses decreased $54 million or 15 percent (and decreased 1 percent on an FX-adjusted basis) in 2015 compared to 2014.3 Refer to Table 12 for Card Member loans and receivables write-off rates for 2016, 2015 and 2014.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses increased $197 million or 10 percent in 2016 compared to 2015, primarily driven by higher levels of spending on growth initiatives.

Total expenses decreased $480 million or 10 percent in 2015 compared to 2014, primarily driven by higher restructuring charges in 2014.

Income tax provision decreased $57 million or 26 percent in 2016 compared to 2015 and increased $26 million or 13 percent in 2015 compared to 2014. The effective tax rate in all periods reflects the recurring permanent tax benefit related to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under our internal tax allocation process. The effective tax rates for all periods also reflect the allocated share of tax benefits related to the resolution of certain prior-years’ items. In addition, the

[3]	Refer to footnote 1 on page 39 for details regarding foreign currency adjusted information.

effective tax rate in each of the periods reflects the impact of recurring permanent tax benefits on varying levels of pretax income.

TABLE 12: ICNS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Card billed business (billions)
Proprietary	$105.9	$102.1	$116.1	4%	(12)%
GNS	173.7	164.4	159.0	6	3

Total	$279.6	$266.5	$275.1	5	(3)

Total cards-in-force
Proprietary	15.0	14.6	15.1	3	(3)
GNS	48.6	47.4	44.0	3	8

Total	63.6	62.0	59.1	3	5

Proprietary basic cards-in-force	10.3	9.9	10.3	4	(4)
Average proprietary basic Card Member spending (dollars)	$10,386	$10,308	$11,223	1	(8)
Total segment assets (billions)	$35.7	$35.1	$31.0	2	13
Segment capital	$2.5	$2.6	$2.6	(4)	-
Return on average segment capital (a)	25.4%	23.8%	26.6%	7

Card Member loans:(b)
Total loans (billions)	$7.0	$7.1	$7.7	(1)	(8)
Average loans (billions)	$6.8	$7.0	$8.2	(3)%	(15)%
Net write-off rate — principal only (c)	2.0%	1.9%	2.0%
Net write-off rate — principal, interest and fees (c)	2.5%	2.4%	2.4%
30+ days past due loans as a % of total	1.6%	1.6%	1.6%

Calculation of Net Interest Yield on Card Member Loans:
Net interest income	$703	$710	$763
Exclude:
Interest expense not attributable to our Card Member loan portfolio	44	56	63
Interest income not attributable to our Card Member loan portfolio	(7)	(18)	(4)

Adjusted net interest income (d)	$740	$748	$822
Average loans (billions)	$6.8	$7.0	$8.2
Net interest income divided by average loans	10.3%	10.1%	9.3%
Net interest yield on Card Member loans (d)	10.9%	10.6%	10.0%

Card Member receivables:(b)
Total receivables (billions)	$6.0	$5.6	$6.4	7%	(13)%
Net write-off rate — principal only (c)	2.0%	2.1%	2.0%
Net write-off rate — principal and fees (c)	2.2%	2.3%	2.1%
30+ days past due as a % of total	1.3%	1.5%	1.3%

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($655 million, $684 million and $693 million for 2016, 2015 and 2014, respectively) by (ii) one-year average segment capital ($2.6 billion, $2.9 billion and $2.6 billion for 2016, 2015 and 2014, respectively).

(b)	Refer to Table 7 footnote (a).

(c)	Refer to Table 7 footnote (e).

(d)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

GLOBAL COMMERCIAL SERVICES

TABLE 13: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues
Non-interest revenues	$9,007	$8,930	$9,571	$77	1%	$(641)	(7)%

Interest income	1,209	1,175	1,026	34	3	149	15
Interest expense	401	365	409	36	10	(44)	(11)

Net interest income	808	810	617	(2)	—	193	31

Total revenues net of interest expense	9,815	9,740	10,188	75	1	(448)	(4)
Provisions for losses	604	588	569	16	3	19	3

Total revenues net of interest expense after provisions for losses	9,211	9,152	9,619	59	1	(467)	(5)

Expenses
Marketing, promotion, rewards, Card Member services and other	3,398	3,142	3,069	256	8	73	2
Salaries and employee benefits and other operating expenses	2,868	2,846	2,827	22	1	19	1

Total expenses	6,266	5,988	5,896	278	5	92	2

Pretax segment income	2,945	3,164	3,723	(219)	(7)	(559)	(15)
Income tax provision	1,036	1,142	1,381	(106)	(9)	(239)	(17)

Segment income	$1,909	$2,022	$2,342	$(113)	(6)%	$(320)	(14)%

Effective tax rate	35.2%	36.1%	37.1%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues were relatively flat in 2016 compared to 2015, reflecting lower Costco-related revenues. Billed business increased by 2 percent in 2016 compared to 2015.

Net interest income remained flat in 2016 compared to 2015, reflecting lower Costco cobrand loans and the associated interest income and higher interest expense primarily due to increased cost of funds, offset by an increase in average Card Member loans across other lending products.

Total revenues net of interest expense decreased $448 million or 4 percent in 2015 compared to 2014, primarily due to the gain on the sale of our investment in Concur in 2014, partially offset by higher net interest income as a result of an increase in average Card Member loans (including Card Member loans HFS), and higher discount revenue primarily from higher U.S. small business billed business.

PROVISIONS FOR LOSSES

Provisions for losses increased $16 million or 3 percent in 2016 compared to 2015, and $19 million or 3 percent in 2015 compared to 2014, primarily driven in both periods by growth in the commercial financing portfolio resulting in higher net write-offs.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses increased $256 million or 8 percent in 2016 compared to 2015, primarily driven by both increased Marketing and promotion expenses as a result of higher levels of spending on growth initiatives, and higher Card Member rewards expenses resulting from higher spending volumes, partially offset by lower Costco-related rewards expenses.

Salaries and employee benefits and other operating expenses remained relatively flat in 2016 compared to 2015, reflecting restructuring charges and higher operating expenses, including technology development and professional fees, offset by the gains recognized in the segment on the sales of the HFS portfolios.

Total expenses increased $92 million or 2 percent in 2015 compared to 2014, primarily due to higher spending on growth initiatives, including marketing and promotion expenses, technology development and higher professional services costs, partially offset by a restructuring charge taken in 2014.

TABLE 14: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Card billed business (billions)	$408.0	$398.6	$394.6	2%	1%
Total cards-in-force	13.6	15.1	14.8	(10)	2
Basic cards-in-force	13.6	15.1	14.8	(10)	2
Average basic Card Member spending (dollars)	$28,515	$26,860	$26,731	6	—
Total segment assets (billions)	$46.5	$45.1	$44.2	3	2
Segment capital (billions)	$7.0	$7.0	$6.9	—	1
Return on average segment capital (a)	26.4%	28.7%	34.9%
Card Member loans (billions)	$9.5	$8.0	$9.6	19	(17)
Card Member receivables (billions)	$29.0	$26.7	$26.8	9	—

Card Member loans:(b)
Total loans - GSBS (billions)	$9.5	$8.0	$9.5	19	(16)
Average loans - GSBS (billions)	$8.6	$9.7	$9.1	(11)%	7%
Net write-off rate (principal only) - GSBS(c)	1.4%	1.3%	1.5%
Net write-off rate (principal, interest and fees) - GSBS(c)	1.7%	1.5%	1.8%
30+ days past due as a % of total - GSBS	1.1%	1.1%	1.0%

Calculation of Net Interest Yield on Card Member Loans:
Net interest income	$809	$810	$617
Exclude:
Interest expense not attributable to our Card Member loan portfolio	312	286	337
Interest income not attributable to our Card Member loan portfolio	(111)	(94)	(50)

Adjusted net interest income(d)	$1,010	$1,002	$904
Average loans including HFS loan portfolios (billions)(e)	$9.7	$9.9	$9.1
Net interest income divided by average loans	8.3%	8.2%	6.8%
Net interest yield on Card Member loans(d)	10.4%	10.1%	9.9%

Card Member receivables:(b)
Total receivables - GCP (billions)	$14.8	$13.8	$14.6	7%	(5)%
90 days past billing as a % of total - GCP(f)	0.9%	0.9%	0.8%
Net loss ratio (as a % of charge volume) - GCP	0.09%	0.09%	0.09%
Total receivables - GSBS (billions)	$14.3	$12.9	$12.2	11%	6%
Net write-off rate (principal only) - GSBS(c)	1.5%	1.8%	1.6%
Net write-off rate (principal, interest and fees) - GSBS(c)	1.7%	2.1%	1.8%
30+ days past due as a % of total - GSBS	1.6%	1.7%	1.8%

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.9 billion, $2.0 billion and $2.3 billion for 2016, 2015 and 2014, respectively) by (ii) one-year average segment capital ($7.2 billion, $7.0 billion and $6.7 billion for 2016, 2015 and 2014, respectively).

(b)	Refer to Table 7 footnote (a).

(c)	Refer to Table 7 footnote (e).

(d)	Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

(e)	Refer to Table 8 footnote (b).

(f)	For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

GLOBAL MERCHANT SERVICES

TABLE 15: GMS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Revenues
Non-interest revenues	$4,235	$4,471	$4,571	$(236)	(5)%	$(100)	(2)%

Interest income	1	1	2	—	—	(1)	(50)
Interest expense	(237)	(211)	(287)	(26)	12	76	(26)

Net interest income	238	212	289	26	12	(77)	(27)

Total revenues net of interest expense	4,473	4,683	4,860	(210)	(4)	(177)	(4)
Provisions for losses	25	31	79	(6)	(19)	(48)	(61)

Total revenues net of interest expense after provisions for losses	4,448	4,652	4,781	(204)	(4)	(129)	(3)

Expenses
Marketing, promotion, rewards, Card Member services and other	232	294	303	(62)	(21)	(9)	(3)
Salaries and employee benefits and other operating expenses	1,921	1,977	2,148	(56)	(3)	(171)	(8)

Total expenses	2,153	2,271	2,451	(118)	(5)	(180)	(7)

Pretax segment income	2,295	2,381	2,330	(86)	(4)	51	2
Income tax provision	837	882	872	(45)	(5)	10	1

Segment income	$1,458	$1,499	$1,458	$(41)	(3)%	$41	3%

Effective tax rate	36.5%	37.0%	37.4%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues decreased $236 million or 5 percent in 2016 compared to 2015, as a result of lower Costco-related revenues, as well as higher contra-revenues in the current year.

Net interest income increased $26 million or 12 percent in 2016 compared to 2015, reflecting a higher interest expense credit relating to internal transfer pricing and funding rates, which resulted in a net benefit for GMS due to its merchant payables.

Total revenues net of interest expense decreased $177 million or 4 percent in 2015 compared to 2014, primarily due to a decrease in non-interest revenues, reflecting the impact of changes in FX rates year-over-year, as well as a reduction in the interest expense credit.

PROVISIONS FOR LOSSES

Provisions for losses decreased $6 million or 19 percent in 2016 compared to 2015, and decreased $48 million or 61 percent in 2015 compared to 2014. The decrease in 2016 was primarily driven by lower net write-offs. The decrease in 2015 was primarily due to a merchant-related charge in the fourth quarter of 2014.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses decreased $62 million or 21 percent in 2016 compared to 2015, primarily driven by higher Marketing and promotion expenses related to our global loyalty coalition businesses in the prior year.

Salaries and employee benefits and other operating expenses decreased $56 million or 3 percent in 2016 compared to 2015, primarily driven by growth of the OptBlue program, which does not entail merchant acquirer payments, combined with lower fraud expenses.

Total expenses decreased $180 million or 7 percent in 2015 compared to 2014, primarily driven by a litigation reserve release in the third quarter of 2015, and a restructuring charge taken in 2014.

TABLE 16: GMS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loyalty Coalition revenue	$410	$378	$383	8%	(1)%
Average discount rate	2.45%	2.46%	2.48%
Total segment assets (billions)	$24.3	$23.5	$17.8	3	32
Segment capital (billions)	$2.5	$2.4	$2.1	4%	14%
Return on average segment capital (a)	60.2%	64.8%	69.6%

(a)	Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for each of 2016, 2015 and 2014) by (ii) one-year average segment capital ($2.4 billion, $2.3 billion and $2.1 billion for 2016, 2015 and 2014, respectively).

CORPORATE & OTHER

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.

Corporate & Other net expense was $1.1 billion, $1.4 billion and $827 million in 2016, 2015 and 2014, respectively. The decrease in 2016 compared to 2015 was primarily driven by the previously mentioned impairment charges in the prior year and higher income from our Prepaid Services business in the current year, all partially offset by restructuring charges in the current year and the benefit in the prior year from the reassessment of the functional currency of certain UK legal entities and other FX-related activity. The increase in 2015 was driven by the impairment charges, plus restructuring charges. These 2015 charges were partially offset by higher restructuring charges in 2014 and the benefit from the reassessment of the functional currency of certain UK legal entities in 2015.

Results for all periods included net interest expense related to maintaining the liquidity requirements discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management,” as well as interest expense related to other corporate indebtedness.

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

We report our capital ratios using the Basel III capital definitions, inclusive of transition provisions, and the Basel III standardized approach for calculating risk-weighted assets (see section on Transitional Basel III). The Basel III standards will be fully phased in by January 1, 2019 (see section on Fully Phased-in Basel III).

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

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank), as of December 31, 2016.

TABLE 17: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Basel III Standards 2016(a)	Ratios as of December 31, 2016
Risk-Based Capital
Common Equity Tier 1	5.1%
American Express Company		12.3%
American Express Centurion Bank		16.5
American Express Bank, FSB		16.3
Tier 1	6.6
American Express Company		13.5
American Express Centurion Bank		16.5
American Express Bank, FSB		16.3
Total	8.6
American Express Company		15.2
American Express Centurion Bank		17.8
American Express Bank, FSB		17.5
Tier 1 Leverage	4.0
American Express Company		11.6
American Express Centurion Bank		16.2
American Express Bank, FSB		13.9
Supplementary Leverage Ratio (b)	3.0%
American Express Company		10.0
American Express Centurion Bank		12.6
American Express Bank, FSB		11.6%

(a)	Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2016 for advanced approaches institutions.

(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

TABLE 18: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2016

Risk-Based Capital
Common Equity Tier 1	$16.1
Tier 1 Capital	17.7
Tier 2 Capital(a)	2.2
Total Capital	19.9

Risk-Weighted Assets	131.0
Average Total Assets to calculate the Tier 1 Leverage Ratio	152.7
Total Leverage Exposure to calculate SLR	$177.5

(a)	Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements and finance such capital in a cost efficient manner; failure to maintain minimum capital levels could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express, Centurion Bank and American Express Bank to take actions that could limit our business operations.

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

Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (CET1), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit/losses, all net of tax and subject to transition provisions.

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries adjusted for capital to be held by insurance subsidiaries and deferred tax assets from net operating losses not deducted from CET1. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements.

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), a portion of the unrealized gains on equity securities, and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.

Supplementary Leverage Ratio — Calculated by dividing Tier 1 capital by total leverage exposure under Basel III. Leverage exposure, which reflects average total consolidated assets with adjustments for Tier 1 capital deductions, average off-balance sheet derivatives exposures, securities purchased under agreements to resell and credit equivalents of undrawn commitments that are both conditionally and unconditionally cancellable.

FULLY PHASED-IN BASEL III

Basel III, when fully phased in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased in as of December 31, 2016. These ratios are calculated using the standardized approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III advanced approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

TABLE 19: ESTIMATED FULLY PHASED-IN BASEL III CAPITAL AND LEVERAGE RATIOS

($ in Billions)	December 31, 2016

Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	11.8%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	13.0

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.2
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.7%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$131.9
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	152.4
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$177.2

(a)	The Fully Phased-in Basel III Common Equity Tier 1 and Tier 1 risk-based capital ratios, non-GAAP measures, are calculated as Common Equity Tier 1 or Tier 1 capital under Fully Phased-in Basel III rules, as applicable, divided by risk-weighted assets under Fully Phased-in Basel III rules. Refer to Table 20 for a reconciliation of Common Equity Tier 1 and Tier 1 capital under Fully Phased-in Basel III rules to Common Equity Tier 1 and Tier 1 capital under Transitional Basel III rules.

(b)	The Fully Phased-in Basel III Tier 1 and supplementary leverage ratios, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for supplementary leverage ratio purposes under Fully Phased-in Basel III, respectively.

(c)	Estimated Fully Phased-in Basel III risk-weighted assets, a non-GAAP measure, reflect our Basel III risk-weighted assets, with all transition provisions fully phased in. This includes incremental risk weighting applied to deferred tax assets and significant investments in unconsolidated financial institutions, as well as exposures to past due accounts, equities and sovereigns.

(d)	Estimated Fully Phased-in Basel III Leverage Exposure, a non-GAAP measure, reflects average total consolidated assets with adjustments for Tier 1 capital deductions on a fully phased-in basis, off-balance sheet derivatives, undrawn conditionally and unconditionally cancellable commitments and other off-balance sheet liabilities.

The following table presents a comparison of our CET1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated CET1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of December 31, 2016.

TABLE 20: TRANSITIONAL BASEL III VERSUS FULLY PHASED-IN BASEL III

(Billions)	CET1	Tier 1

Risk-Based Capital under Transitional Basel III	$16.1	$17.7
Adjustments related to:
AOCI	(0.2)	(0.2)
Transition provisions for intangible assets	(0.3)	(0.3)

Estimated CET1 and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$15.6	$17.2

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

During the year ended December 31, 2016, we returned $5.5 billion to our shareholders in the form of common stock dividends ($1.1 billion) and share repurchases ($4.4 billion). We repurchased 70 million common shares at an average price of $63.11 in 2016. These dividend and share repurchase amounts collectively represent approximately 99 percent of total capital generated during the year.

In addition, during the year ended December 31, 2016, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series B and Series C Preferred Shares during 2016 were $39 million and $41 million, respectively. For additional information on our preferred shares, refer to Note 17 “Common and Preferred Shares” and Note 22 “Earnings per Common Share (EPS); Preferred Shares” to the “Consolidated Financial Statements.”

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

Our proprietary card businesses are the primary asset-generating businesses, with significant assets in both domestic and international Card Member lending and receivable activities. Our financing needs are in large part a consequence of our proprietary card-issuing businesses and the maintenance of a liquidity position to support all of our business activities, such as merchant payments. We generally pay merchants for card transactions prior to reimbursement by Card Members and therefore fund the merchant payments during the period Card Member loans and receivables are outstanding. We also have additional financing needs associated with general corporate purposes, including acquisition activities.

FUNDING PROGRAMS AND ACTIVITIES

We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debentures, asset securitizations, borrowings through secured borrowing facilities and a long-term committed bank borrowing facility.

We had the following consolidated debt and customer deposits outstanding as of December 31:

TABLE 21: SUMMARY OF CONSOLIDATED DEBT AND CUSTOMER DEPOSITS

(Billions)	2016	2015
Short-term borrowings	$5.6	$4.8
Long-term debt	47.0	48.1

Total debt	52.6	52.9
Customer deposits	53.0	55.0

Total debt and customer deposits	$105.6	$107.9

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

Our funding plan for the full year 2017 includes, among other sources, approximately $7 billion to $15 billion of unsecured term debt issuance and approximately $5 billion to $12 billion of secured term debt issuance. Our funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.

Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch) and Dominion Bond Rating Services (DBRS). Such ratings help support our access to cost-effective unsecured funding as part of our overall funding strategy. Our asset securitization activities are rated separately.

TABLE 22: UNSECURED DEBT RATINGS

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable
Fitch	All rated entities	F1	A	Negative
Moody’s	TRS and rated operating subsidiaries(a)	Prime-1	A2	Stable
Moody’s	American Express Company	Prime-2	A3	Stable
S&P	TRS(a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

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

SHORT-TERM FUNDING PROGRAMS

Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to meet working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. As of December 31, 2016, we had $3.0 billion in commercial paper outstanding and we had an average of $0.5 billion in commercial paper outstanding during 2016. Refer to Note 9 to the “Consolidated Financial Statements” for a further description of these borrowings.

DEPOSIT PROGRAMS

We offer deposits within our Centurion Bank and American Express Bank subsidiaries. These funds are currently insured up to $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on the capital levels of Centurion Bank and American Express Bank. We, through American Express Bank, have a direct retail deposit program, Personal Savings from American Express, to supplement our distribution of deposit products sourced through third-party distribution channels. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers. As of December 31, 2016 we had $53.0 billion in customer deposits. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these deposits.

LONG-TERM DEBT PROGRAMS

As of December 31, 2016 we had $47.0 billion in long-term debt outstanding. During 2016, we and our subsidiaries issued $3.8 billion of unsecured debt with maturities ranging from 3 to 5 years. Refer to Note 9 to the “Consolidated Financial Statements” for a further description of these borrowings.

Our 2016 debt issuances were as follows:

TABLE 23: DEBT ISSUANCES

(Billions)	2016
American Express Credit Corporation:
Fixed Rate Senior Notes (weighted-average coupon of 1.65%)	$3.5
Floating Rate Senior Notes (3-month LIBOR plus 57 basis points on average)	0.3

Total	$3.8

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

The loans and receivables being securitized are reported as Card Member loans and receivables on our “Consolidated Balance Sheets,” and the related securities issued to third-party investors are reported as long-term debt.

Under the respective terms of the securitization trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each trust could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of debt securities. During the twelve months ended December 31, 2016, no such triggering events occurred.

LIQUIDITY MANAGEMENT

We incur liquidity risk that arises in the course of offering our products and services. Our liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. We seek to maintain liquidity sources, even in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions, in amounts sufficient to meet our expected future financial obligations and business requirements for liquidity for a period of at least twelve months. Our liquidity risk policy sets out our objectives and approach to managing liquidity risk.

The liquidity risks that we are exposed to could arise from a wide variety of scenarios. Our liquidity management strategy thus includes a number of elements, including, but not limited to:

•	Maintaining diversified funding sources (refer to the “Funding Strategy” section for more details);

•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;

•	Projecting cash inflows and outflows under a variety of economic and market scenarios;

•	Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; or

•	Incorporating liquidity risk management as appropriate into our capital adequacy framework.

We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, committed bank credit facilities and asset securitization conduit facilities. Through our U.S. bank subsidiaries, Centurion Bank and American Express Bank, we also hold collateral eligible for use at the Federal Reserve’s discount window.

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under Dodd-Frank and other regulatory measures of liquidity, such as the LCR, as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. The LCR rule prescribes cash flow assumptions over a 30-day period and establishes qualifying criteria for high-quality liquid assets. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements. We were in compliance with the liquidity requirements to which we were subject, including the LCR, for the year ended December 31, 2016.

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

Securitized Borrowing Capacity

As of December 31, 2016, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 16, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 17, 2018, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2016, $3.0 billion was drawn on the Charge Trust facility, which was subsequently reduced to $0.7 billion on January 17, 2017. No amounts were drawn on the Lending Trust facility.

Federal Reserve Discount Window

As insured depository institutions, Centurion Bank and American Express Bank may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowings made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain at the discretion of the Federal Reserve.

We had approximately $57.0 billion as of December 31, 2016 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of December 31, 2016 of $3.0 billion, which expires on December 9, 2018. The availability of this credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a certain ratio of combined earnings and fixed charges to fixed charges. As of December 31, 2016, we were in compliance with each of our covenants. As of December 31, 2016, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance our contingent funding resources.

Our committed bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on our credit rating.

CASH FLOWS

The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.

TABLE 24: CASH FLOWS

(Billions)	2016	2015	2014
Total cash provided by (used in):
Operating activities	$8.2	$10.6	$11.0
Investing activities	1.9	(8.2)	(8.0)
Financing activities	(7.5)	(1.7)	—
Effect of foreign currency exchange rates on cash and cash equivalents and other	(0.2)	(0.2)	(0.2)

Net increase in cash and cash equivalents	$2.4	$0.5	$2.8

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For December 31, 2016 and 2015, net cash provided by operating activities was $8.2 billion and $10.6 billion, respectively, driven by net income of $5.4 billion and $5.2 billion, respectively, adjusted for non-cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The current period net income includes gains of $1.2 billion on the sales of the HFS portfolios, which is presented in Net decrease (increase) in Card Member receivables and loans, including held for sale, within Cash flows from investing activities. The decrease during the periods of comparison was also driven primarily by impacts from movements in Other assets as a result of normal business operating activities.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, along with gains on sales related thereto, as well as changes in our available for sale investment securities portfolio.

For the year ended December 31, 2016 and 2015, net cash provided by (used in) investing activities was $1.9 billion and ($8.2) billion, respectively. The increase in the current period, as compared to the year ended December 31, 2015, was primarily driven by the sales of the HFS portfolios, partially offset by increases in Card Member receivables and loans held for investment.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the year ended December 31, 2016 and 2015, net cash used in financing activities was $7.5 billion and $1.7 billion, respectively. The increase in the current period, as compared to the year ended December 31, 2015, primarily resulted from a net decrease in customer deposits and short-term borrowings, partially offset by lower net repayments of long-term debt in the current year, as compared to the prior year.

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

TABLE 25: COMMITTED FUTURE OBLIGATIONS BY YEAR

	Payments due by year(a)

(Millions)	2017	2018-2019	2020-2021	2022 and thereafter	Total
Long-term debt	$15,724	$22,042	$6,957	$3,158	$47,881
Interest payments on long-term debt(b)	913	797	324	1,267	3,301
Certificates of deposit	3,750	5,833	2,648	—	12,231
Other long-term liabilities(c) (d)	224	103	23	15	365
Operating lease obligations	127	199	118	788	1,232
Purchase obligations(e)	456	269	126	63	914
Cobrand obligations(f)	72	104	202	10	388

Total	$21,266	$29,347	$10,398	$5,301	$66,312

(a)	The table above excludes approximately $1.0 billion of tax liabilities related to the uncertainty in income taxes as inherent complexities and the number of tax years currently open for examination in multiple jurisdictions do not permit reasonable estimates of payments, if any, to be made over a range of years. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

(b)	Estimated interest payments were calculated using the effective interest rate in place as of December 31, 2016, and includes the effect of existing interest rate swaps. Actual cash flows may differ from estimated payments.

(c)	As of December 31, 2016, there were no minimum required contributions, and no contributions are currently planned, for the U.S. American Express Retirement Plan. For the U.S. American Express Retirement Restoration Plan and non-U.S. defined benefit pension and postretirement benefit plans, contributions in 2017 are anticipated to be approximately $34 million, and this amount has been included within other long-term liabilities. Remaining obligations under defined benefit pension and postretirement benefit plans aggregating $666 million have not been included in the table above as the timing of such obligations is not determinable. Additionally, other long-term liabilities do not include $7.1 billion of Membership Rewards liabilities, which are not considered long-term liabilities as Card Members in good standing can redeem points immediately, without restrictions, and because the timing of point redemption is not determinable.

(d)	As of December 31, 2016, we had committed to provide funding related to certain tax credit investments resulting in a $266 million unfunded commitment included in other long-term liabilities. In addition to this amount, there was a further $151 million of contractual off-balance sheet obligations which have not been included in the table above as the timing of such obligations is not determinable. Refer to Note 6 to the “Consolidated Financial Statements” for additional information.

(e)	The purchase obligation amounts represent either the early termination fees or non-cancelable minimum contractual obligations, as applicable, by period under contracts that were in effect as of December 31, 2016.

(f)	Represents obligations to make payments under contractual agreements with certain cobrand partners, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. Such cobrand agreements are entered into for a fixed period, generally ranging from five to eight years. We expect to fully satisfy these obligations over the remaining term of these agreements as part of the ongoing operations of our business.

In addition to the contractual obligations noted in Table 25, we have off-balance sheet arrangements that include guarantees, indemnifications and certain other off-balance sheet arrangements.

GUARANTEES

Our principal guarantees are associated with Card Member services to enhance the value of owning an American Express card. As of December 31, 2016, we had guarantees totaling approximately $48 billion related to Card Member protection plans, as well as other guarantees and indemnifications provided in the ordinary course of business. Refer to Note 16 to the “Consolidated Financial Statements” for further discussion regarding our guarantees.

CERTAIN OTHER OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had approximately $242 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

To mitigate counterparty credit risk related to derivatives, we accepted non-cash collateral in the form of security interests in U.S. Treasury securities from our derivatives counterparties with a fair value of $18 million and nil as of December 31, 2016 and 2015, respectively, none of which was sold or repledged.

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

The Risk Committee of our Board of Directors provides oversight of our enterprise-wide risk management framework, processes and methodologies. The Risk Committee approves our ERM policy. The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk, compliance risk, model risk, asset/liability risk and strategic and business risk. Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.

The Risk Committee reviews and concurs in the appointment, replacement, performance and compensation of our Chief Risk Officer and receives regular updates from the Chief Risk Officer on key risks, transactions and exposures.

The Risk Committee reviews our risk profile against the tolerances specified in the Risk Appetite Framework, including significant risk exposures, risk trends in our portfolios and major risk concentrations.

The Risk Committee also provides oversight of our compliance with Basel capital and liquidity standards, our Internal Capital Adequacy Assessment Process, including its Comprehensive Capital Analysis and Review (CCAR) submissions, and resolution planning.

The Audit and Compliance Committee of our Board of Directors reviews and approves compliance policies, which include our Compliance Risk Tolerance Statement. In addition, the Audit and Compliance Committee reviews the effectiveness of our Corporate-wide Compliance Risk Management Program. More broadly, this committee is responsible for assisting the Board in its oversight responsibilities relating to the integrity of our financial statements and financial reporting process, internal and external auditing, including the qualifications and independence of the independent registered public accounting firm and the performance of our internal audit services function, and the integrity of our systems of internal accounting and financial controls.

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

There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by our Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks and is responsible for risk governance, risk oversight and risk appetite. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies company-wide. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, economic capital and Basel capital trends, and provides guidance on the steps to monitor, control and report major risks.

As defined in the ERM policy, we follow the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, our Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer, the Corporate Controller and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.

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

INSTITUTIONAL CREDIT RISK

Institutional credit risk arises principally within our Global Commercial Services, Global Merchant Services, GNS, Prepaid Services and Foreign Exchange Services businesses, as well as investment and liquidity management activities. Unlike individual credit risk, institutional credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.

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

Debt Exposure

As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of our economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2016, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.

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

To appropriately measure and manage operational risk, we have implemented a comprehensive operational risk framework that is defined in the Operational Risk Management Policy approved by the Risk Committee. The Operational Risk Management Committee (ORMC), chaired by the Chief Operational Risk Officer, coordinates with all control groups on effective risk assessments and controls and oversees the preventive, responsive and mitigation efforts by Operational Excellence teams in the business units and staff groups.

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

The framework requires the assessment of operational risk events to determine root causes, impact to customers and/or us, and resolution plan accountability to correct any defect, remediate customers, and enhance controls and testing to mitigate future issues. The impact is assessed from an operational, financial, brand, regulatory compliance and legal perspective.

INFORMATION SECURITY, PRIVACY, AND DATA GOVERNANCE

We have implemented an Information Security Program and Operating Model that is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction.

Our Information Security Program and Operating Model are based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and cover different phases of security to identify, protect, detect, respond and recover from information security incidents.

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

Our Privacy Framework and Operating Model follow a similar structure. Chaired by the Global Head of Privacy and Information Security Oversight and attended by the Chief Privacy Officer, our Privacy Risk Management Committee, a sub-committee of the ORMC, provides oversight and governance for our privacy program. The committee is responsible for the governance over the collection, notice, use, sharing, transfer, confidentiality and retention of personal data.

Our Enterprise Data Governance Framework and Policy defines governance and data standards for data used in regulatory reporting, risk management as well as other critical systems including big data capabilities.

See “A significant operating disruption, a major information security incident or an increase in fraudulent activity using our cards could lead to reputational damage to our brand and significant legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards” under “Risk Factors” for additional information.

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

MARKET RISK MANAGEMENT PROCESS

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include:

•	Interest rate risk due to changes in the relationship between interest rates on our assets (such as loans, receivables and investment securities) and our interest rates on our liabilities (such as debt and deposits); and

•	Foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar.

Our Asset-Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management, including quantitative limits and escalation triggers. These policies are approved by the Risk Committee of the Board of Directors.

Market risk is managed by the Market Risk Management Committee. The Market Risk Oversight Officer provides an independent risk assessment and oversight over the policies and exposure management for market risk and ALM activities, as well as overseeing compliance with the Volcker Rule and other regulatory requirements. Market risk management is also guided and governed by policies covering the use of derivative financial instruments, funding, liquidity and investments.

We analyze a variety of interest rate scenarios to inform us of the potential impacts from interest rate changes on earnings and the value of assets, liabilities and the economic value of equity. Our interest rate exposure can vary over time as a result of, among other things, the proportion of our total funding provided by variable-and fixed-rate debt and deposits compared to our Card Member loans and receivables. Interest rate swaps are used from time to time to effectively convert debt issuances to (or from) variable-rate, from (or to) fixed-rate. We generally do not engage in derivative financial instruments for trading purposes other than with respect to our Foreign Exchange International Payments business activities. Refer to Note 14 to the “Consolidated Financial Statements” for further discussion of our derivative financial instruments.

As of December 31, 2016, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental effect on our annual net interest income of approximately $193 million. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from a rate increase is then measured by instantaneously increasing the anticipated future interest rates by 100 basis points. It is further assumed that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon reprice by 100 basis points. Actual changes in our net interest income will depend on many factors. For example, the interest rate we pay on deposit balances within our high-yield savings accounts may not change at the same time or to the same degree as market interest rates.

In addition to parallel rate changes, our net interest income is subject to changes in the relationship between market benchmark rates. For example, movements in Prime rate change the yield on a large portion of our variable-rate U.S. lending receivables and loans, while LIBOR rates determine the effective interest rate on a significant portion of our outstanding funding. Differences in the rate of change of these two benchmark indices, commonly referred to as basis risk, would thus impact our net interest income. The detrimental effect on our net interest income of a hypothetical 10 basis point decrease in the spread between Prime and one-month LIBOR over the next twelve months is estimated to be $35 million. We currently have approximately $36 billion of Prime-based, variable-rate U.S. lending receivables and loans and $35 billion of LIBOR-indexed debt, including asset securitizations.

Foreign exchange exposures arise in four principal ways: 1) Card Member spending in currencies that are not the billing currency, 2) cross-currency transactions and balances from our funding activities, 3) cross-currency investing activities, such as in the equity of foreign subsidiaries, and 4) revenues generated and expenses incurred in foreign currencies, which impact earnings.

These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2016 and 2015, foreign currency derivative instruments with total notional amounts of approximately $28 billion and $26 billion were outstanding, respectively.

With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial impact to projected earnings as of December 31, 2016. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2016. With respect to earnings denominated in foreign currencies, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next twelve months would be approximately $185 million as of December 31, 2016.

To a much lesser extent, we are also subject to market risk arising from activities conducted by our Foreign Exchange International Payments business. We aim to minimize market risk from these activities through hedging, where appropriate, and the establishment of limits to define and protect the company from excessive exposure.

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

Liquidity risk is managed by the Funding and Liquidity Committee. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk management. We manage liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a twelve-month period, even in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.

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

Strategic decisions are reviewed and approved by business leaders and various committees and must be aligned with company policies. We seek to manage strategic and business risks through risk controls embedded in these processes as well as overall risk management oversight over business goals. Existing product performance is reviewed periodically by committees and business leaders. Mergers, acquisitions and divestitures can only be approved following Deal Committee due diligence, a comprehensive risk assessment by operational, market, credit and oversight leaders provided to the Chief Risk Officer and approval by either the Chief Risk Officer or appropriate risk committees. All new products and material changes in business processes are reviewed and approved by the New Products Committee and appropriate credit or risk committees.

CRITICAL ACCOUNTING ESTIMATES

Refer to Note 1 to the “Consolidated Financial Statements” for a summary of our significant accounting policies. Certain of our accounting policies requiring significant management assumptions and judgments are as follows:

RESERVES FOR CARD MEMBER LOSSES

Reserves for Card Member losses represent our best estimate of the probable losses inherent in our outstanding portfolio of Card Member loans and receivables, as of the balance sheet date.

In estimating these losses, we use statistical and analytical models that analyze portfolio performance and reflect our judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses over an appropriate historical period, as well as expected future recoveries. We also consider whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member loans and receivables.

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

As of December 31, 2016, a 10 percent increase in our estimate of losses inherent in the outstanding portfolio of Card Member loans and receivables, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $169 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent our expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.

LIABILITY FOR MEMBERSHIP REWARDS EXPENSE

The Membership Rewards program is our largest card-based rewards program. Card Members can earn points for purchases charged on their enrolled card products. A significant portion of our cards, by their terms, allow Card Members to earn bonus points for purchases at merchants in particular industry categories. Membership Rewards points are redeemable for a broad variety of rewards, including travel, entertainment, retail certificates and merchandise. Points typically do not expire, and there is no limit on the number of points a Card Member may earn. Membership Rewards expense is driven by charge volume on enrolled cards, customer participation in the program and contractual arrangements with redemption partners.

We record a Membership Rewards liability that represents the estimated cost of points earned that are expected to be redeemed by Card Members in the future. The Membership Rewards liability is impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. We estimate the Membership Rewards liability by determining the URR and the WAC per point, which are applied to the points of current enrollees. Refer to Note 10 to the “Consolidated Financial Statements” for additional information.

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

The process of estimating the Membership Rewards liability includes a high degree of judgment. Actual redemptions and associated redemption costs could differ significantly from our estimates, resulting in either higher or lower Membership Rewards expense.

Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Marketing, promotion, rewards and Card Member services expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2016, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $92 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $89 million.

FAIR VALUE MEASUREMENT

Our investment securities and derivative instruments are carried at fair value on the Consolidated Balance Sheets, which require management to make assumptions and apply judgments when assessing fair value.

The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability by utilizing the three-level hierarchy of inputs to valuation techniques used to measure fair value. When available, we use quoted market prices to determine fair value (Level 1). If quoted market prices are not available, we will measure fair value based on pricing models with significant observable inputs (Level 2). We do not have any financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3). For additional information on our fair value hierarchy, refer to Note 15 to the “Consolidated Financial Statements.”

Investment Securities

Our investment securities are mostly composed of fixed-income securities issued by states and municipalities in the United States, the U.S. Government and its Agencies and select foreign governments. The fair value of our investment securities, including investments comprising defined benefit pension plan assets, are obtained primarily from third-party pricing services. The fair values provided by the pricing services are estimated using pricing models, where the inputs to those models are based on observable market inputs or recent trades of similar securities. We did not apply any adjustments to prices received from the pricing services used as of December 31, 2016 and 2015. For additional information on our investment securities, refer to Note 5 to the “Consolidated Financial Statements.”

Derivative Instruments

Our primary derivative instruments are interest rate swaps and foreign currency forward agreements. The fair value of our derivative instruments is estimated by using either a third-party valuation service that uses proprietary pricing models, or by internal pricing models, where the inputs to those models are readily observable from actively quoted markets. For additional information on our derivatives and hedging activities, refer to Note 14 to the “Consolidated Financial Statements.”

In the measurement of fair value for our investment securities and derivative instruments, although the underlying inputs used in the pricing models are based on observable markets inputs, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value. We reaffirm our understanding of the valuation techniques used by our third-party valuation services at least annually.

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

Refer to Note 2 to the “Consolidated Financial Statements” for additional information regarding the Prepaid Services goodwill impairment in 2015.

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

Asset securitizations — Asset securitization involves the transfer and sale of loans or receivables to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred loans and receivables. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying loans or receivables. The loans and receivables of our Lending Trust and Charge Trust securitized are reported as assets and the securities issued by the Trusts are reported as liabilities on our “Consolidated Balance Sheets.”

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

Card Member loans and receivables HFS — Beginning as of December 1, 2015 and continuing until the sales were completed, represents Card Member loans and receivables related to our cobrand partnerships with Costco in the United States and JetBlue. The JetBlue and Costco portfolio sales were completed on March 18 and June 17, 2016, respectively.

Card Member receivables — Represents the outstanding amount due from Card Members for charges made on their American Express charge cards, as well as any card-related fees.

Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge Card Members generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Some charge card accounts have additional Pay Over Time feature(s) that allow revolving of certain balances.

Cobrand cards — Cards issued under cobrand agreements with selected commercial firms. Pursuant to the cobrand agreements, we make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. In some cases, the partner is liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program.

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

Liquidity Coverage Ratio — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient liquidity to meet liquidity needs in periods of financial and economic stress.

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

Net interest yield on Card Member loans — A non-GAAP measure that is computed by dividing adjusted net interest income by average loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provisions for losses, and are thus not included in the net interest yield calculation. We believe net interest yield on Card Member loans is useful to investors because it provides a measure of profitability of our Card Member loan portfolio.

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

Total cards-in-force — Represents the total number of charge and credit cards that are issued and outstanding and accepted on our network. Non-proprietary cards-in-force includes all charge and credit cards that are issued and outstanding under network partnership agreements, except for retail cobrand Card Member accounts which have no out-of-store spending activity during the prior twelve-month period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•	our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, a further strengthening of the U.S. dollar, a greater erosion of the average discount rate than expected, a greater impact on discount revenue from cash back and cobrand partner and client incentive payments, more cautious spending by large and global corporate Card Members, lower spending on new cards acquired than estimated and our inability to capitalize on investment momentum, capabilities and efficiencies as we moderate marketing and promotion spend; our success in addressing competitive pressures and implementing strategies and business initiatives, including growing profitable spending from new and existing Card Members, increasing penetration among middle market and small business clients, expanding our international footprint and increasing merchant acceptance; the level of spend in bonus categories on rewards-based and/or cash-back cards and redemptions of Card Member rewards and offers; the impact of any future restructuring charges or other contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, impairments, the imposition of fines or civil money penalties, an increase in Card Member reimbursements and changes in reserves; write-downs of deferred tax assets as a result of tax law or other changes; credit performance remaining consistent with current expectations; continued growth of Card Member loans; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on growth initiatives and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness); the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

•	changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for cobrand relationships and the success of marketing, promotion or rewards programs;

•	the actual amount to be spent on marketing and promotion, as well as the timing of any such spending, which will be based in part on management’s assessment of competitive opportunities; overall business performance; contractual obligations with business partners and other fixed costs and prior commitments; management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities; and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

•	rewards expense and cost of Card Member services growing faster or slower than expectations, which will depend in part on Card Member behavior as it relates to their spending patterns and actual usage and redemption of rewards, as well as the degree of interest of Card Members in the value proposition we offer; increasing competition, which could result in greater rewards offerings; our ability to enhance card products and services to make them attractive to Card Members; and the amount we spend on the promotion of enhanced services and rewards categories and the success of such promotion;

•	our ability to reduce our overall cost base, which will depend in part on the timing and financial impact of reengineering plans, which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings and underestimating hiring and other employee needs; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; and our ability to optimize and lower marketing and promotion expenses, which could be impacted by higher advertising and Card Member acquisition costs, competitive pressures that may require additional expenditures or limit our ability to reduce costs, an inability to shift acquisition to digital channels, the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•	the ability to reduce annual operating expenses, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces depending on overall business performance; greater than expected inflation or merit increases; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

•	our lending delinquency and write-off rates and growth of provision expense being higher than current expectations, which will depend in part on changes in the level of loan balances, delinquency rates, mix of loan balances, loans related to new Card Members and other borrowers performing as expected, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

•	our ability to execute against our lending strategy to grow loans, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk in a growing Card Member loan portfolio, and the behavior of Card Members and their actual spending and borrowing patterns, which in turn may be driven by our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;

•	the possibility that we will not fully execute on our plans for OptBlue to significantly increase merchant coverage, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers, the value proposition offered to small merchants and the efforts of OptBlue merchant acquirers to sign merchants for American Express acceptance, as well as the awareness and willingness of Card Members to use American Express cards at small merchants and of those merchants to accept American Express cards;

•	changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions of companies and our results of operations and capital needs in any given period;

•	changes in global economic and business conditions, consumer and business spending, the availability and cost of capital, unemployment rates, geopolitical conditions (including potential impacts resulting from the U.S. Administration and the proposed exit of the United Kingdom from the European Union), foreign currency rates and interest rates, all of which may significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

•	changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding, restrict our access to the capital markets or result in contingent payments under contracts;

•	legal and regulatory developments, including with regard to actions by the CFPB and other regulators, broad payment system regulatory regimes and the stricter regulation of financial institutions, which could require us to make fundamental changes to many of our business practices; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase our stock; result in harm to the American Express brand; potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our asset securitization program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

•	changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•	factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyberattacks or fraud, which could significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and results of operations or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in “Risk Factors” above and our other reports filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Risk Management” under “MD&A” for quantitative and qualitative disclosures about market risk.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).

Based on management’s assessment and those criteria, we conclude that, as of December 31, 2016, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN EXPRESS COMPANY:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of American Express Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

February 17, 2017

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions, except per share amounts)	2016	2015	2014
Revenues
Non-interest revenues
Discount revenue	$18,680	$19,297	$19,389
Net card fees	2,886	2,700	2,712
Other fees and commissions	2,753	2,866	3,626
Other	2,029	2,033	2,989

Total non-interest revenues	26,348	26,896	28,716

Interest income
Interest on loans	7,205	7,309	6,929
Interest and dividends on investment securities	131	157	179
Deposits with banks and other	139	79	71

Total interest income	7,475	7,545	7,179

Interest expense
Deposits	598	475	373
Long-term debt and other	1,106	1,148	1,334

Total interest expense	1,704	1,623	1,707

Net interest income	5,771	5,922	5,472

Total revenues net of interest expense	32,119	32,818	34,188

Provisions for losses
Charge card	696	737	792
Card Member loans	1,235	1,190	1,138
Other	95	61	114

Total provisions for losses	2,026	1,988	2,044

Total revenues net of interest expense after provisions for losses	30,093	30,830	32,144

Expenses
Marketing and promotion	3,650	3,109	3,216
Card Member rewards	6,793	6,996	6,931
Card Member services and other	1,133	1,018	822
Salaries and employee benefits	5,259	4,976	6,095
Other, net	5,162	6,793	6,089

Total expenses	21,997	22,892	23,153

Pretax income	8,096	7,938	8,991
Income tax provision	2,688	2,775	3,106

Net income	$5,408	$5,163	$5,885

Earnings per Common Share — (Note 22)(a)
Basic	$5.67	$5.07	$5.58
Diluted	$5.65	$5.05	$5.56

Average common shares outstanding for earnings per common share:
Basic	933	999	1,045
Diluted	935	1,003	1,051

(a)

Represents net income less (i) earnings allocated to participating share awards of $43 million, $38 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively, and (ii) dividends on preferred shares of $80 million, $62 million and nil for the years ended December 31, 2016, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2016	2015	2014
Net income	$5,408	$5,163	$5,885
Other comprehensive loss:
Net unrealized securities (losses) gains, net of tax	(51)	(38)	33
Foreign currency translation adjustments, net of tax	(218)	(545)	(409)
Net unrealized pension and other postretirement benefit (losses) gains, net of tax	19	(32)	(117)

Other comprehensive loss	(250)	(615)	(493)

Comprehensive income	$5,158	$4,548	$5,392

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2016	2015
Assets
Cash and cash equivalents
Cash and due from banks	$3,278	$2,935
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2016, $115; 2015, $41)	20,779	19,569
Short-term investment securities	1,151	258

Total cash and cash equivalents	25,208	22,762
Card Member loans and receivables held for sale (includes gross loans and receivables available to settle obligations of consolidated variable interest entities: 2015, $4,966)	—	14,992
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2016, $8,874; 2015, $6,649), less reserves: 2016, $467; 2015, $462	46,841	43,671
Other receivables, less reserves: 2016, $45; 2015, $43	3,232	3,024
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2016, $26,129; 2015, $23,559), less reserves: 2016, $1,223; 2015, $1,028	64,042	57,545
Other loans, less reserves: 2016, $42; 2015, $20	1,419	1,254
Investment securities	3,157	3,759
Premises and equipment, less accumulated depreciation and amortization: 2016, $5,145; 2015, $6,801	4,433	4,108
Other assets (includes restricted cash of consolidated variable interest entities: 2016, $38; 2015, $155)	10,561	10,069

Total assets	$158,893	$161,184

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$53,042	$54,997
Travelers Cheques and other prepaid products	2,812	3,247
Accounts payable	11,190	11,822
Short-term borrowings (includes debt issued by a consolidated variable interest entity: 2016, nil; 2015, $100)	5,581	4,812
Long-term debt (includes debt issued by consolidated variable interest entities: 2016, $15,113; 2015, $13,602)	46,990	48,061
Other liabilities	18,777	17,572

Total liabilities	$138,392	$140,511

Contingencies and Commitments (Note 13)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2016 and 2015 (Note 17)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 904 million shares as of December 31, 2016 and 969 million shares as of December 31, 2015	181	194
Additional paid-in capital	12,733	13,348
Retained earnings	10,371	9,665
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax of: 2016, $5; 2015, $32	7	58
Foreign currency translation adjustments, net of tax of: 2016, $24; 2015, $(100)	(2,262)	(2,044)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2016, $(186); 2015, $(223)	(529)	(548)

Total accumulated other comprehensive loss	(2,784)	(2,534)

Total shareholders’ equity	20,501	20,673

Total liabilities and shareholders’ equity	$158,893	$161,184

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$5,408	$5,163	$5,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	2,026	1,988	2,044
Depreciation and amortization	1,095	1,043	1,012
Deferred taxes and other	(1,132)	507	(941)
Stock-based compensation	254	234	290
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(281)	(714)	(56)
Other assets	192	2,058	650
Accounts payable and other liabilities	1,072	699	2,594
Travelers Cheques and other prepaid products	(410)	(367)	(488)

Net cash provided by operating activities	8,224	10,611	10,990

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	88	12	242
Maturities and redemptions of available-for-sale investment securities	2,429	2,091	1,116
Sales of other investments	10	—	990
Purchase of investments	(2,162)	(1,713)	(886)
Net decrease (increase) in Card Member receivables and loans, including held for sale	3,220	(6,967)	(8,077)
Purchase of premises and equipment, net of sales: 2016, $2; 2015, $42; 2014, $3	(1,375)	(1,341)	(1,195)
Acquisitions/dispositions, net of cash acquired	(487)	(155)	(229)
Net decrease (increase) in restricted cash	145	(120)	72

Net cash provided by (used in) investing activities	1,868	(8,193)	(7,967)

Cash Flows from Financing Activities
Net (decrease) increase in customer deposits	(1,935)	10,878	2,459
Net increase (decrease) in short-term borrowings	888	1,395	(1,374)
Issuance of long-term debt	8,824	9,923	16,020
Principal payments on long-term debt	(9,848)	(19,246)	(12,768)
Issuance of American Express preferred shares	—	841	742
Issuance of American Express common shares	177	193	362
Repurchase of American Express common shares	(4,431)	(4,480)	(4,389)
Dividends paid	(1,207)	(1,172)	(1,041)

Net cash (used in) provided by financing activities	(7,532)	(1,668)	11

Effect of foreign currency exchange rates on cash and cash equivalents	(114)	(276)	(232)

Net increase in cash and cash equivalents	2,446	474	2,802
Cash and cash equivalents at beginning of year	22,762	22,288	19,486

Cash and cash equivalents at end of year	$25,208	$22,762	$22,288

Supplemental cash flow information
Non-cash investing activities

Transfer of Card Member loans and receivables, during the fourth quarter of 2015, to Card Member loans and receivables held for sale, net of reserves	$—	$14,524	$—

Non-cash financing activities
Gain on business travel joint venture transaction	$—	$—	$630

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings

Balances as of December 31, 2013	$19,496	$—	213	12,202	(1,426)	8,507
Net income	5,885	—	—	—	—	5,885
Other comprehensive loss	(493)	—	—	—	(493)	—
Preferred shares issued	742	—	—	742	—	—
Repurchase of common shares	(4,378)	—	(10)	(604)	—	(3,764)
Other changes, primarily employee plans	476	—	2	534	—	(60)
Cash dividends declared common, $1.01 per share	(1,055)	—	—	—	—	(1,055)

Balances as of December 31, 2014	20,673	—	205	12,874	(1,919)	9,513
Net income	5,163	—	—	—	—	5,163
Other comprehensive loss	(615)	—	—	—	(615)	—
Preferred shares issued	841	—	—	841	—	—
Repurchase of common shares	(4,509)	—	(12)	(714)	—	(3,783)
Other changes, primarily employee plans	310	—	1	347	—	(38)
Cash dividends declared preferred	(62)	—	—	—	—	(62)
Cash dividends declared common, $1.13 per share	(1,128)	—	—	—	—	(1,128)

Balances as of December 31, 2015	20,673	—	194	13,348	(2,534)	9,665
Net income	5,408	—	—	—	—	5,408
Other comprehensive loss	(250)	—	—	—	(250)	—
Repurchase of common shares	(4,421)	—	(14)	(924)	—	(3,483)
Other changes, primarily employee plans	308	—	1	309	—	(2)
Cash dividends declared preferred	(80)	—	—	—	—	(80)
Cash dividends declared common, $1.22 per share	(1,137)	—	—	—	—	(1,137)

Balances as of December 31, 2016	$20,501	$—	$181	$12,733	$(2,784)	$10,371

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

American Express Company (the Company) is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (the GBT JV). Prior to July 1, 2014, these business travel operations were wholly owned. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including direct mail, online applications, in-house and third-party sales forces and direct response advertising.

Effective for the first quarter of 2016, the Company realigned its segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments, which are as follows:

•	U.S. Consumer Services (USCS) issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services;

•	International Consumer and Network Services (ICNS) issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States;

•	Global Commercial Services (GCS) issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products; and

•	Global Merchant Services (GMS) operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging the Company’s global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Corporate functions and certain other businesses and operations, including the Company’s Prepaid Services business and the American Express Global Business Travel (GBT) operations up to June 30, 2014, and subsequent activities related to the GBT JV, are included in Corporate & Other.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.

The Company consolidates entities in which it holds a “controlling financial interest.” For voting interest entities, the Company is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

Entities in which the Company’s voting interest in common equity does not provide it with control, but allows the Company to exert significant influence over the operating and financial decisions, are accounted for under the equity method. All other investments in equity securities, to the extent they are not considered marketable securities, are accounted for under the cost method.

FOREIGN CURRENCY

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period; revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported net in Other expenses, in the Company’s Consolidated Statements of Income. Net foreign currency transaction losses amounted to approximately $18 million in 2016, and net foreign currency transaction gains amounted to approximately $68 million and $44 million in 2015 and 2014, respectively.

AMOUNTS BASED ON ESTIMATES AND ASSUMPTIONS

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member losses on loans and receivables, the proprietary point liability for Membership Rewards costs, fair value measurements, goodwill and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

INCOME STATEMENT

Discount Revenue

Discount revenue generally represents the amount earned by the Company on transactions occurring at merchants with which the Company, or a Global Network Services (GNS) partner, has entered into a card acceptance agreement for facilitating transactions between the merchants and the Company’s Card Members. The amount of fees charged, or merchant discount, is generally deducted from the payment to the merchant and recorded as discount revenue at the time a Card Member enters into a point-of-sale transaction with a merchant.

Where the Company acts as the merchant acquirer and the card presented at a merchant is issued by a third-party financial institution, such as in the case of GNS partners, the Company makes financial settlement to the merchant and receives the discount revenue. In the Company’s role as the operator of the card network, it also receives financial settlement from the GNS card issuer, which in turn receives an issuer rate that is individually negotiated between that issuer and the Company. The difference between the merchant discount the Company receives from the merchant (which is directly agreed between a merchant and the Company and is not based on the issuer rate) and the issuer rate received by the GNS card issuer is recorded as discount revenue.

In cases where the Company is the card issuer and the merchant acquirer is a third party (which can be the case in a country in which an Independent Operator partner is the local merchant acquirer or in the United States under our OptBlue program with certain third-party merchant acquirers), the Company receives a network rate in its settlement with the merchant acquirer, which is individually negotiated between the Company and that merchant acquirer and is recorded as discount revenue. In contrast with networks such as those operated by Visa Inc. and MasterCard Incorporated, there are no collectively set interchange rates on the American Express network, issuer rates do not serve as a basis for merchant discount rates and no fees are agreed or due between the third-party financial institution participants on the network.

Net Card Fees

Net card fees represent revenue earned from annual card membership fees, which varies based on the type of card and the number of cards for each account. These fees, net of deferred acquisition costs and a reserve for projected refunds for Card Member cancellations, are deferred and recognized on a straight-line basis over the 12-month card membership period as Net Card Fees in the Consolidated Statements of Income. The unamortized net card fee balance is reported in Other Liabilities on the Consolidated Balance Sheets (refer to Note 10).

Other Fees and Commissions

Other fees and commissions represent foreign currency conversion fees, Card Member delinquency fees, loyalty coalition-related fees, travel commissions and fees and service fees, which are primarily recognized in the period in which they are charged to the Card Member (refer to Note 19). In addition, service fees are also earned from other customers (e.g., merchants) for a variety of services and are recognized when the service is performed, which is generally in the period the fee is charged. Also included are fees related to the Company’s Membership Rewards program, which are deferred and recognized over the period covered by the fee, typically one year; the unamortized portion of which is included in Other Liabilities on the Consolidated Balance Sheets (Refer to Note 10).

Contra-revenue

The Company regularly makes payments through contractual arrangements with merchants, corporate payments clients, Card Members and certain other customers. These payments, including cash rebates and statement credits provided to Card Members, are generally classified as contra-revenue unless a specifically identifiable benefit (e.g., goods or services) is received by the Company or its Card Members in consideration for that payment, and the fair value of such benefit is determinable and measurable. If such conditions are met, then the payment is classified as expense up to the estimated fair value of the benefit. If no such benefit is identified, then the entire payment is classified as contra-revenue and included in the Consolidated Statements of Income in the revenue line item where the related transactions are recorded (e.g., Discount revenue or Other fees and commissions).

Interest Income

Interest on Card Member loans is assessed using the average daily balance method. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding, in accordance with the terms of the applicable account agreement, until the outstanding balance is paid, or written off.

Interest and dividends on investment securities primarily relate to the Company’s performing fixed-income securities. Interest income is recognized as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that a constant rate of return is recognized on the investment security’s outstanding balance. Amounts are recognized until securities are in default or when it becomes likely that future interest payments will not be made as scheduled.

Interest on deposits with banks and other is recognized as earned, and primarily relates to the placement of cash, in excess of near-term funding requirements, in interest-bearing time deposits, overnight sweep accounts, and other interest-bearing demand and call accounts.

Interest Expense

Interest expense includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on the Company’s long-term debt and short-term borrowings, as well as the realized impact of derivatives hedging interest rate risk on the Company’s long-term debt.

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

Goodwill

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. The Company allocates goodwill to its reporting units for the purpose of impairment testing. A reporting unit is defined as an operating segment, or a business that is one level below an operating segment, for which discrete financial information is regularly reviewed by the operating segment manager.

The Company evaluates goodwill for impairment annually as of June 30, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of the Company’s reporting units below its carrying value. The Company performs an impairment evaluation of goodwill using a two-step process. The first step identifies whether there is a potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value, the second step of the impairment test is performed to determine the implied fair value of goodwill. An impairment loss is recognized based on the amount that the carrying amount of goodwill exceeds the implied fair value. Prior to completing the interim assessment of goodwill for impairment under the second step, the Company performs a recoverability test of certain long-lived assets by assessing the recoverability of the assets based on the cash flows generated by the relevant assets or asset groups. If the sum of undiscounted cash flow exceeds the carrying value, an impairment loss is recognized based on the amount that the carrying value of the asset or asset group exceeds its fair value. See further details in Other Intangible Assets herein.

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit exceeded its fair value. Using widely accepted valuation techniques, the Company applies a combination of the income approach (discounted cash flows) and market approach (market multiples) to measure the fair values of its reporting units.

When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, the Company uses the expected cost of equity, determined by using a capital asset pricing model. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally developed forecasts. When using market multiples under the market approach, the Company applies comparable publicly traded companies’ multiples (e.g., earnings or revenues) to its reporting units’ actual results.

Other Intangible Assets

Intangible assets, primarily customer relationships, are amortized on a straight-line basis over their estimated useful lives of 1 to 22 years. The Company reviews long-lived assets and asset groups, including intangible assets, for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value.

Certain long-lived assets, such as capitalized software development costs, are included in Premises and equipment. The Company reviews these assets for impairment using the same impairment methodology used for intangible assets.

Premises and Equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Costs incurred during construction are capitalized and are depreciated once an asset is placed in service. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years for equipment, furniture and building improvements, and from 40 to 50 years for premises, which are depreciated based upon their estimated useful life at the acquisition date.

Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining term of the leased facility, or the economic life of the improvement, and ranges from 5 to 10 years. The Company maintains operating leases worldwide for facilities and equipment. Rent expense for facility leases is recognized ratably over the lease term, and includes adjustments for rent concessions, rent escalations and leasehold improvement allowances. The Company recognizes lease restoration obligations at the fair value of the restoration liabilities when incurred and amortizes the restoration assets over the lease term.

Certain costs associated with the acquisition or development of internal-use software are also recorded in Premises and equipment. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life, generally 5 years.

OTHER SIGNIFICANT ACCOUNTING POLICIES

The following table identifies the Company’s other significant accounting policies, along with the related Note and page number where the Note can be found.

Significant Accounting Policy	Note Number	Note Title	Page
Accounts Receivable	Note 3	Loans and Accounts Receivable	Page 88
Loans	Note 3	Loans and Accounts Receivable	Page 88
Reserves for Losses	Note 4	Reserves for Losses	Page 94
Investment Securities	Note 5	Investment Securities	Page 96
Asset Securitizations	Note 6	Asset Securitizations	Page 97
Membership Rewards	Note 10	Other Liabilities	Page 103
Stock-based Compensation	Note 11	Stock Plans	Page 104
Retirement Plans	Note 12	Retirement Plans	Page 106
Legal Contingencies	Note 13	Contingencies and Commitments	Page 106
Derivative Financial Instruments and Hedging Activities	Note 14	Derivatives and Hedging Activities	Page 107
Fair Value Measurements	Note 15	Fair Values	Page 111
Income Taxes	Note 21	Income Taxes	Page 120
Regulatory Matters and Capital Adequacy	Note 23	Regulatory Matters and Capital Adequacy	Page 122
Reportable Operating Segments	Note 25	Reportable Operating Segments and Geographic Operations	Page 125

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018, with early adoption as of January 1, 2017.

The Company will adopt the new guidance on January 1, 2018, and anticipates using the full retrospective method, which applies the new standard to each prior reporting period presented. The Company has been working on the implementation of the standard since its issuance in 2014 and has made significant progress in evaluating the potential impact on its Consolidated Financial Statements. There will be changes to the recognition timing and classification of revenues and expenses; however, the Company does not expect a significant impact to pretax income upon adoption. The Company is also in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard.

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows. In preparation for the implementation, the Company is evaluating the impact the guidance will have on its cost method investments, as well as the impact the standard will have on its accounting policies, business processes, systems and internal controls.

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company currently anticipates adopting the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company is in the process of identifying changes to its accounting policies, business processes, systems, and internal controls in preparation for the implementation. Specifically, the Company is currently reviewing its lease portfolio, including service contracts that may include embedded leases, and is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections and practical expedients upon transition, in order to determine the impacts to the Company’s financial position, results of operations and cash flows upon adoption.

In March 2016, the FASB issued new accounting guidance on employee share-based payments, adopted by the Company effective January 1, 2017, which simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for award forfeitures, and classification on the Consolidated Statements of Cash Flows. Among other items, the guidance requires excess tax benefits and deficiencies, which under previous guidance would have been recorded within additional paid-in capital, to now be recognized in the income tax provision within the results of operations. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, among other financial instruments (e.g., investments in available-for-sale debt securities), and may result in material changes to the Company’s credit reserves.

CLASSIFICATION OF VARIOUS ITEMS

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. During 2016, the Company determined that in the Consolidated Statements of Cash Flows for the comparative periods ended June 30, 2015, September 30, 2015 and December 31, 2015, certain activities related to long-term debt repayments were misclassified between financing activities and operating activities. There is no impact to the Consolidated Statements of Income or Consolidated Balance Sheets. The Company has evaluated the effects of these misclassifications and concluded that none are material to any of its previously issued Consolidated Financial Statements. Nevertheless, the Company has elected to revise prospectively the comparative periods mentioned above. For the year ended December 31, 2015, this revision resulted in a $361 million decrease to both Net cash used in financing activities and Net cash provided by operating activities. In addition, travel commissions and fees, which were previously disclosed separately on the Consolidated Statements of Income, are now included within Other fees and commissions.

NOTE 2

BUSINESS EVENTS

GLOBAL BUSINESS TRAVEL TRANSACTION

On June 30, 2014, the Company completed a transaction to establish a non-consolidated joint venture comprising the former GBT operations of the Company and an external cash investment. As a result of this transaction, the Company deconsolidated the GBT net assets, effective June 30, 2014, and began accounting for the GBT JV as an equity method investment reported in Other assets within the Consolidated Balance Sheets. Prior to the deconsolidation, GBT’s operations were reported within the Corporate & Other segment.

LOANS AND RECEIVABLES HELD FOR SALE

During the fourth quarter of 2015, it was determined the Company would sell the Card Member loans and receivables related to its cobrand partnerships with JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation (Costco) in the United States (the HFS portfolios). As a result, the HFS portfolios were presented as held for sale (HFS) on the Consolidated Balance Sheets within Card Member loans and receivables HFS as of December 31, 2015. The Company completed the sales of substantially all of these outstanding Card Member loans and receivables HFS during the first half of 2016 and recognized gains, as an expense reduction in Other expenses, of $127 million and $1.1 billion related to the JetBlue and Costco HFS portfolios, respectively. The impact of the sales is reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including held for sale. From the point of classification as HFS during the fourth quarter of 2015 through the sale completion dates, the Company continued to recognize discount revenue, interest income and other revenues and expenses related to the HFS portfolios in the respective line items on the Consolidated Statements of Income, with changes in the valuation of the HFS portfolios recognized in Other expenses.

GOODWILL AND TECHNOLOGY IMPAIRMENT

As discussed in Note 1, the Company evaluates goodwill for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of the Company’s reporting units below its carrying value. Based on its annual assessment as of June 30, 2015, the Company determined that goodwill was not impaired; however, during the fourth quarter of 2015, the Company announced changes to its management organizational structure under which reconsideration of the Company’s Prepaid Services business (a reporting unit that is included in Corporate & Other) occurred. As a result, the Company determined that sufficient indicators of potential impairment of goodwill existed and performed an impairment evaluation. In performing the two-step impairment evaluation, it was determined the carrying value of the Prepaid Services business’ goodwill exceeded its implied fair value and the Company recognized an impairment loss. The fair value of the Prepaid Services business asset group was measured based on an income approach (discounted cash flow valuation methodology), with the assistance of a third-party valuation firm. Prior to completing the assessment of goodwill for impairment, the Company performed a recoverability test of certain long-lived assets in the Prepaid Services business and determined that certain long-lived assets, primarily technology assets, were not recoverable. As a result, during the fourth quarter of 2015, the Company recorded a $384 million impairment charge, comprising a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets to fair value. These charges were reported in Other expenses. The Company did not recognize any significant goodwill impairment losses in either 2016 or 2014. Refer to Note 7 for further discussion of the Company’s goodwill and intangible assets.

NOTE 3

LOANS AND ACCOUNTS RECEIVABLE

The Company’s lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively. This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of December 31, 2016.

CARD MEMBER AND OTHER LOANS

Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent revolving amounts due on lending card products, as well as amounts due from charge Card Members who utilize the Pay Over Time features on their account and elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with the Company. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members, and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts and the amounts that Card Members choose to revolve are subject to finance charges.

Card Member loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued interest and fees. The Company’s policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that the Company believes will not be collected.

Card Member loans by segment and Other loans as of December 31, 2016 and 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services(a)	$48,758	$43,495
International Consumer and Network Services	6,971	7,072
Global Commercial Services	9,536	8,006

Card Member loans	65,265	58,573
Less: Reserve for losses	1,223	1,028

Card Member loans, net	$64,042	$57,545

Other loans, net(b)	$1,419	$1,254

(a)	Includes approximately $26.1 billion and $23.6 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2016 and 2015, respectively.

(b)	Other loans primarily represent commercial financing products. Other loans are presented net of reserves for losses of $42 million and $20 million as of December 31, 2016 and 2015, respectively.

CARD MEMBER AND OTHER RECEIVABLES

Card Member receivables are also recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent amounts due on charge card products. Each charge card transaction is authorized based on its likely economics, a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit the maximum exposure for the Company.

Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued fees.

Card Member accounts receivable by segment and Other receivables as of December 31, 2016 and 2015 consisted of:

(Millions)	2016	2015
U.S. Consumer Services (a)	$12,302	$11,807
International Consumer and Network Services	5,966	5,599
Global Commercial Services	29,040	26,727

Card Member receivables	47,308	44,133
Less: Reserve for losses	467	462

Card Member receivables, net	$46,841	$43,671

Other receivables, net (b)	$3,232	$3,024

(a)	Includes $8.9 billion and $6.6 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2016 and 2015, respectively.

(b)	Other receivables primarily represent amounts related to (i) GNS partner banks for items such as royalty and franchise fees, (ii) certain merchants for billed discount revenue, and (iii) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $45 million and $43 million as of December 31, 2016 and 2015, respectively.

CARD MEMBER LOANS AND CARD MEMBER RECEIVABLES AGING

Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2016 and 2015:

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$48,216	$156	$119	$267	$48,758
International Consumer and Network Services	6,863	32	24	52	6,971
Global Commercial Services
Global Small Business Services	9,378	34	23	49	9,484
Global Corporate Payments(a)	(b)	(b)	(b)	—	52
Card Member Receivables:
U.S. Consumer Services	$12,158	$45	$30	$69	$12,302
International Consumer and Network Services	5,888	22	15	41	5,966
Global Commercial Services
Global Small Business Services	14,047	77	47	102	14,273
Global Corporate Payments(a)	(b)	(b)	(b)	135	14,767

2015 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$43,063	$128	$94	$210	$43,495
International Consumer and Network Services	6,961	34	25	52	7,072
Global Commercial Services
Global Small Business Services	7,867	26	18	40	7,951
Global Corporate Payments(a)	(b)	(b)	(b)	1	55
Card Member Receivables:
U.S. Consumer Services	$11,646	$54	$32	$75	$11,807
International Consumer and Network Services	5,515	24	18	42	5,599
Global Commercial Services
Global Small Business Services	12,734	69	45	102	12,950
Global Corporate Payments(a)	(b)	(b)	(b)	124	13,777

(a)	For Global Corporate Payments (GCP) Card Member loans and receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan and receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

(b)	Delinquency data for periods other than 90 days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2016			2015

	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest, & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	1.5%	1.8%	1.1%	1.4%	1.6%	1.0%
International Consumer and Network Services	2.0%	2.5%	1.6%	1.9%	2.4%	1.6%
Global Small Business Services	1.4%	1.7%	1.1%	1.3%	1.5%	1.1%
Card Member Receivables:
U.S. Consumer Services	1.4%	1.6%	1.2%	1.6%	1.8%	1.4%
International Consumer and Network Services	2.0%	2.2%	1.3%	2.1%	2.3%	1.5%
Global Small Business Services	1.5%	1.7%	1.6%	1.8%	2.1%	1.7%

			2016		2015

			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:

Global Corporate Payments			0.09%	0.9%	0.09%	0.9%

(a)	The Company presents a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented. The year ended December 31, 2015, reflects the impact of a change in the timing of charge-offs for Card Member loans and receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

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

In instances where the Card Member is experiencing financial difficulty, the Company may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs. Beginning January 1, 2015, on a prospective basis the Company continues to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.”

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

Reserves for Card Member loans and receivables modified as TDRs are determined as the difference between the cash flows expected to be received from the Card Member (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the related Card Member loan or receivable balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement are included in Provisions for losses in the Consolidated Statements of Income.

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for ICNS as of December 31, 2016, 2015 and 2014; therefore, this segment’s receivables are not included in the following tables.

	As of December 31, 2016

					Accounts Classified as a TDR (c)

(Millions)	Over 90 days Past Due & Accruing Interest	(a)	Non-Accruals	(b)	In Program	(d)	Out of Program	(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$178		$139		$165		$129		$611	$558	$51
International Consumer and Network Services	52		—		—		—		52	51	—
Global Commercial Services	30		30		26		26		112	103	9
Card Member Receivables:
U.S. Consumer Services	—		—		11		6		17	17	7
Global Commercial Services	—		—		28		10		38	38	21

Total	$260		$169		$230		$171		$830	$767	$88

	As of December 31, 2015

					Accounts Classified as a TDR (c)

(Millions)	Over 90 days Past Due & Accruing Interest	(a)	Non-Accruals	(b)	In Program	(d)	Out of Program	(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$140		$124		$149		$89		$502	$463	$44
International Consumer and Network Services	52		—		—		—		52	51	—
Global Commercial Services	24		26		23		18		91	85	9
Card Member Receivables:
U.S. Consumer Services	—		—		11		3		14	14	8
Global Commercial Services	—		—		16		3		19	19	12

Total	$216		$150		$199		$113		$678	$632	$73

	As of December 31, 2014

(Millions)	Over 90 days Past Due & Accruing Interest	(a)	Non-Accruals	(b)	In Program TDRs	(c)(d)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$137		$204		$245		$586	$551	$57
International Consumer and Network Services	57		—		—		57	56	—
Global Commercial Services	24		37		41		102	95	10
Card Member Receivables:
U.S. Consumer Services	—		—		17		17	17	13
Global Commercial Services	—		—		31		31	31	22

Total	$218		$241		$334		$793	$750	$102

(a)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude Card Member loans classified as a TDR.

(b)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest. Amounts presented exclude Card Member loans classified as a TDR.

(c)	Accounts classified as a TDR include $20 million, $20 million and $26 million that are over 90 days past due and accruing interest and $11 million, $18 million and $34 million that are non-accruals as of December 31, 2016, 2015 and 2014, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.

(e)	Out of Program TDRs include $132 million and $84 million of Card Member accounts that have successfully completed a modification program and $39 million and $29 million of Card Member accounts that were not in compliance with the terms of the modification programs as of December 31, 2016 and 2015, respectively.

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the years ended December 31:

2016 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$559	$53
International Consumer and Network Services	53	15
Global Commercial Services	103	13
Card Member Receivables:
U.S. Consumer Services	14	—
Global Commercial Services	28	—

Total	$757	$81

2015 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$569	$48
International Consumer and Network Services	54	14
Global Commercial Services	104	11
Card Member Receivables:
U.S. Consumer Services	13	—
Global Commercial Services	20	—

Total	$760	$73

2014 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$633	$39
International Consumer and Network Services	62	16
Global Commercial Services	117	10
Card Member Receivables:
U.S. Consumer Services	19	—
Global Commercial Services	28	—

Total	$859	$65

CARD MEMBER LOANS AND RECEIVABLES MODIFIED AS TDRS

The following table provides additional information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs for the years ended December 31, 2016, 2015 and 2014. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

2016	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	31	$220	9	(b)
Card Member Receivables	9	123	(c)	18

Total	40	$343

2015	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	40	$285	9	(b)
Card Member Receivables	12	147	(c)	12

Total	52	$432

2014	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	46	$342	10	(b)
Card Member Receivables	15	176	(c)	12

Total	61	$518

(a)	Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principle balance.

(b)	For Card Member loans, there have been no payment term extensions.

(c)	The Company does not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification for the years ended December 31, 2016, 2015 and 2014. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

2016	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default(a) (millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	7	$41
Card Member Receivables	3	4

Total	10	$45

2015	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default(a) (millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$52
Card Member Receivables	3	5

Total	11	$57

2014(b)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default(a) (millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$52
Card Member Receivables	3	12

Total	11	$64

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.
(b)	The number of accounts and outstanding balances upon default have been revised to reflect the exclusion of written off accounts, which are not material.

NOTE 4

RESERVES FOR LOSSES

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member loans and receivables. These external factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment, while the internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member loans or receivables, and net write-off coverage ratios.

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

This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of December 31, 2016 or 2014.

CHANGES IN CARD MEMBER LOANS RESERVE FOR LOSSES

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2016	2015	2014
Balance, January 1	$1,028	$1,201	$1,261
Provisions(a)	1,235	1,190	1,138
Net write-offs
Principal(b)	(930)	(967)	(1,023)
Interest and fees(b)	(175)	(162)	(164)
Transfer of reserves on HFS loan portfolios	—	(224)	—
Other(c)	65	(10)	(11)

Balance, December 31	$1,223	$1,028	$1,201

(a)	Provisions for principal, interest and fee reserve components.

(b)	Consists of principal write-offs, less recoveries of $379 million, $418 million and $428 million, including net write-offs/(recoveries) from TDRs of $34 million, $41 million and $(10) million, for the years ended December 31, 2016, 2015 and 2014, respectively. Recoveries of interest and fees were de minimis.

(c)	Includes foreign currency translation adjustments of $(10) million, $(20) million and $(17) million for the years ended December 31, 2016, 2015 and 2014, respectively, and other adjustments of $8 million, $10 million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, 2016 includes reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment during the first half of the year, and 2014 includes an adjustment related to reserves for card-related fraud losses of $(6) million, which were reclassified to Other liabilities.

CARD MEMBER LOANS EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of December 31:

(Millions)	2016	2015	2014
Card Member loans evaluated individually for impairment (a)	$346	$279	$286
Related reserves(a)	$60	$53	$67

Card Member loans evaluated collectively for impairment (b)	$64,919	$58,294	$70,099
Related reserves(b)	$1,163	$975	$1,134

(a)	Represents loans modified as a TDR and related reserves.

(b)	Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR LOSSES

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2016	2015	2014
Balance, January 1	$462	$465	$386
Provisions(a)	696	737	792
Net write-offs(b)	(674)	(713)	(683)
Other(c)	(17)	(27)	(30)

Balance, December 31	$467	$462	$465

(a)	Provisions for principal and fee reserve components.

(b)	Consists of principal and fee components, less recoveries of $391 million, $401 million and $358 million, including net write-offs from TDRs of $16 million, $60 million and $15 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

(c)	Includes foreign currency translation adjustments of $(12) million, $(16) million and $(15) million for the years ended December 31, 2016, 2015 and 2014, respectively; and other adjustments of $(5) million, $(11) million and $(8) million for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, 2015 includes the impact of the transfer of the HFS receivables portfolio, which was not significant, and 2014 includes an adjustment related to reserves for card-related fraud losses of $(7) million, which was reclassified to Other liabilities.

CARD MEMBER RECEIVABLES EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of December 31:

(Millions)	2016	2015	2014
Card Member receivables evaluated individually for impairment(a)	$55	$33	$48
Related reserves(a)	$28	$20	$35

Card Member receivables evaluated collectively for impairment	$47,253	$44,100	$44,803
Related reserves(b)	$439	$442	$430

(a)	Represents receivables modified as a TDR and related reserves.

(b)	The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

NOTE 5

INVESTMENT SECURITIES

Investment securities principally include debt securities the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains and losses recorded in AOCI, net of income taxes. Realized gains and losses are recognized upon disposition of the securities using the specific identification method. Refer to Note 15 and Note 19 for a description of the Company’s methodology for determining the fair value of investment securities and gross realized gains on the sale of investment securities, respectively.

The following is a summary of investment securities as of December 31:

	2016				2015				2014
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal obligations	$2,019	$28	$(11)	$2,036	$2,813	$85	$(5)	$2,893	$3,366	$129	$(2)	$3,493

U.S. Government agency obligations	12	—	—	12	2	—	—	2	3	—	—	3

U.S. Government treasury obligations	465	3	(8)	460	406	4	(1)	409	346	4	—	350

Corporate debt securities	19	—	—	19	29	1	—	30	37	3	—	40

Mortgage-backed securities (a)	92	3	—	95	117	4	—	121	128	8	—	136

Equity securities	1	—	—	1	1	—	—	1	—	1	—	1

Foreign government bonds and obligations	486	1	(1)	486	250	6	(1)	255	350	9	—	359

Other (b)	50	—	(2)	48	50	—	(2)	48	50	—	(1)	49

Total	$3,144	$35	$(22)	$3,157	$3,668	$100	$(9)	$3,759	$4,280	$154	$(3)	$4,431

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31:

	2016						2015
	Less than 12 months		12 months or more				Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$153	$(11)	$	—	$	—	$100	$(3)	$13	$(2)
U.S. Government treasury obligations	298	(8)		—		—	253	(1)	—	—
Foreign government bonds and obligations	—	—		—		—	99	(1)	—	—
Other	—	—		32		(2)	—	—	33	(2)

Total	$451	$(19)	$	32	$	(2)	$452	$(5)	$46	$(4)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of December 31:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2016:

90%–100%	33	$411	$(13)	6	$32	$(2)	39	$443	$(15)

Less than 90%	4	40	(6)	—	—	—	4	40	(6)

Total as of December 31, 2016	37	$451	$(19)	6	$32	$(2)	43	$483	$(21)

2015:

90%–100%	52	$450	$(5)	15	$37	$(2)	67	$487	$(7)

Less than 90%	—	—	—	2	9	(2)	2	9	(2)

Total as of December 31, 2015	52	$450	$(5)	17	$46	$(4)	69	$496	$(9)

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

Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2016 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations(a)	$17	$92	$274	$1,653	$2,036
U.S. Government agency obligations	—	—	—	12	12
U.S. Government treasury obligations	115	210	125	10	460
Corporate debt securities	19	—	—	—	19
Mortgage-backed securities(a)	—	—	—	95	95
Foreign government bonds and obligations	471	12	—	3	486

Total Estimated Fair Value	$622	$314	$399	$1,773	$3,108

Total Cost	$621	$317	$394	$1,761	$3,093
Weighted average yields(b)	2.90%	2.04%	5.25%	4.71%	4.16%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

(b)	Average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

NOTE 6

ASSET SECURITIZATIONS

The Company periodically securitizes Card Member loans and receivables arising from its card businesses, including, prior to the sales discussed in Note 2, Card Member loans and receivables HFS, through the transfer of those assets to securitization trusts. The trusts then issue debt securities to third-party investors, collateralized by the transferred assets.

Card Member loans are transferred to the American Express Credit Account Master Trust (the Lending Trust) and Card Member receivables are transferred to the American Express Issuance Trust II (the Charge Trust, collectively the Trusts). The Trusts are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1, Summary of significant accounting policies for further details on the principles of consolidation.

TRS, in its role as servicer of the Trusts, has the power to direct the most significant activity of the Trusts, which is the collection of the underlying Card Member loans and receivables. In addition, TRS directly and indirectly (through its consolidated subsidiaries) holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of December 31, 2016, TRS’ direct and indirect ownership of variable interests was $15.1 billion for the Lending Trust and $4.5 billion for the Charge Trust. These variable interests held by TRS provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

The debt securities issued by the Trusts are non-recourse to the Company. The securitized Card Member loans and receivables held by the Lending Trust and the Charge Trust, respectively, are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions (refer to Note 3). The long-term debt of each Trust is payable only out of collections on their respective underlying securitized assets (refer to Note 9).

The following table provides information on the restricted cash held by the Lending Trust and the Charge Trust as of December 31, 2016 and 2015, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2016	2015
Lending Trust	$35	$153
Charge Trust	3	2

Total	$38	$155

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the year ended December 31, 2016, no such triggering events occurred.

NOTE 7

OTHER ASSETS

The following is a summary of Other assets as of December 31:

(Millions)	2016	2015
Goodwill	$2,927	$2,749
Deferred tax assets, net(a)	2,336	2,231
Prepaid expenses	696	851
Other intangible assets, at amortized cost	868	796
Tax Credit investments	824	638
Restricted cash(b)	286	477
Derivative assets(a)	555	282
Other	2,069	2,045

Total	$10,561	$10,069

(a)	Refer to Notes 14 and 21 for a discussion of derivative assets and deferred tax assets, net, respectively, as of December 31, 2016 and 2015. For 2016 and 2015, $81 million and $80 million, respectively, of foreign deferred tax liabilities is reflected in Other liabilities. Derivative assets reflect the impact of master netting agreements.
(b)	Includes restricted cash available to settle obligations related to certain Card Member credit balances and customer deposits, as well as coupon and maturity obligations of consolidated VIEs.

GOODWILL

The changes in the carrying amount of goodwill reported in the Company’s reportable operating segments and Corporate & Other were as follows:

(Millions)	USCS	ICNS	GCS	GMS	Corporate & Other	Total
Balance as of January 1, 2015	$122	$673	$1,715	$291	$223	$3,024
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Other, including impairment and foreign currency translation(a)	—	(53)	—	—	(222)	(275)

Balance as of December 31, 2015	$122	$620	$1,715	$291	$1	$2,749
Acquisitions	—	—	—	201	—	201
Dispositions	—	—	—	—	—	—
Other, including foreign currency translation(a)	—	(16)	(3)	(3)	(1)	(23)

Balance as of December 31, 2016	$122	$604	$1,712	$489	$—	$2,927

(a)	Includes $1 million and $219 million in impairment charges within Corporate & Other as of December 31, 2016 and 2015, respectively. Refer to Note 2 for additional information.

Accumulated impairment losses were $220 million and $219 million as of December 31, 2016 and 2015, respectively.

OTHER INTANGIBLE ASSETS

The components of other intangible assets were as follows:

	2016			2015
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,625	$(895)	$730	$1,506	$(836)	$670
Other	260	(122)	138	231	(105)	126

Total	$1,885	$(1,017)	$868	$1,737	$(941)	$796

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $194 million, $183 million and $174 million, respectively. Intangible assets acquired in 2016 and 2015 are being amortized, on average, over 7 and 5 years, respectively.

Estimated amortization expense for other intangible assets over the next five years is as follows:

(Millions)	2017	2018	2019	2020	2021
Estimated amortization expense	$189	$175	$146	$121	$93

TAX CREDIT INVESTMENTS

The Company accounts for its tax credit investments, including Qualified Affordable Housing (QAH) investments, using the equity method of accounting. The Company had $824 million and $638 million in tax credit investments as of December 31, 2016 and 2015, respectively, included in Other assets on the Consolidated Balance Sheets, of which $798 million and $578 million, respectively, specifically related to QAH investments. Included in QAH investments as of December 31, 2016 and 2015, the Company has $701 million and $489 million, respectively, specifically related to investments in unconsolidated VIEs for which the Company does not have a controlling financial interest.

As of December 31, 2016, the Company has committed to provide funding related to certain of these QAH investments, resulting in a $266 million unfunded commitment reported in Other liabilities, of which $239 million specifically relates to unconsolidated VIEs, which is expected to be paid between 2017 and 2029.

In addition, the Company has contractual off-balance sheet obligations, which were not deemed probable of being drawn, whereby it may provide additional funding up to $151 million for these QAH investments as of December 31, 2016, all of which specifically relate to unconsolidated VIEs.

During the years ended December 31, 2016 and 2015, the Company recognized equity method losses related to its QAH investments of $43 million and $50 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $63 million and $53 million, respectively, recognized in Income tax provision.

NOTE 8

CUSTOMER DEPOSITS

As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2016	2015
U.S.:
Interest-bearing	$52,316	$54,102
Non-interest-bearing (includes Card Member credit balances of: 2016, $331 million; 2015, $389 million)	367	478
Non-U.S.:
Interest-bearing	58	82
Non-interest-bearing (includes Card Member credit balances of: 2016, $285 million; 2015, $323 million)	301	335

Total customer deposits	$53,042	$54,997

Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2016	2015
U.S. retail deposits:
Savings accounts — Direct	$30,980	$29,023
Certificates of deposit:(a)
Direct	291	281
Third-party (brokered)	11,925	13,856
Sweep accounts —Third-party (brokered)	9,120	10,942
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	110	183
Card Member credit balances — U.S. and non-U.S.	616	712

Total customer deposits	$53,042	$54,997

(a)	The weighted average remaining maturity and weighted average rate at issuance on the total portfolio of U.S. retail CDs issued through direct and third-party programs were 46.5 months and 1.94 percent, respectively, as of December 31, 2016.

The scheduled maturities of certificates of deposit as of December 31, 2016 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2017	$3,735	$15	$3,750
2018	3,437	—	3,437
2019	2,396	—	2,396
2020	2,542	—	2,542
2021	106	—	106
After 5 years	—	—	—

Total	$12,216	$15	$12,231

As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2016	2015
U.S.	$117	$105
Non-U.S.	7	1

Total	$124	$106

NOTE 9

DEBT

SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2016		2015
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt (a)	Outstanding Balance	Year-End Stated Rate on Debt(a)
Commercial paper(b)	$2,993	1.13%	$2,120	0.38%
Other short-term borrowings(c)	2,588	1.28	2,692	1.11

Total	$5,581	1.20%	$4,812	0.79%

(a)	For floating-rate issuances, the stated interest rates are weighted based on the outstanding balances and rates in effect as of December 31, 2016 and 2015.

(b)	Average commercial paper outstanding was $491 million and $943 million in 2016 and 2015, respectively.

(c)	Includes interest-bearing overdrafts with banks of $369 million and $410 million as of December 31, 2016 and 2015, respectively. In addition, balances include certain book overdrafts (i.e., primarily timing differences arising in the ordinary course of business), short-term borrowings from banks, as well as interest-bearing amounts due to merchants in accordance with merchant service agreements.

The Company maintained a 2-year committed, revolving, secured borrowing facility that gives the Company the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 17, 2018. As of December 31, 2016 the Company had nil outstanding under this facility. As of December 31, 2015, the Company had $100 million drawn on this facility with an original contractual maturity of less than 1-year.

The Company paid $8.6 million and $6.7 million in fees to maintain the secured borrowing facility in 2016 and 2015, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on the Company’s credit rating.

LONG-TERM DEBT

The Company’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2016					2015
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)	Outstanding Balance	(a)	Year-End Stated Rate on Debt(b)	Year-End Effective Interest Rate with Swaps(b)(c)

American Express Company
(Parent Company only)
Fixed Rate Senior Notes	2017-2042	$6,932	5.13%	4.24%		$7,546		5.15%	4.25%
Floating Rate Senior Notes	2018	850	1.51	—		850		0.97	—
Subordinated Notes	2024	598	3.63	1.92		1,347		5.39	4.47
American Express Credit Corporation
Fixed Rate Senior Notes	2017-2021	16,201	1.98	1.44		16,469		2.16	1.28
Floating Rate Senior Notes	2017-2020	4,350	1.52	—		5,300		0.98	—
American Express Centurion Bank
Fixed Rate Senior Notes	2017	1,306	5.99	4.83		1,319		5.99	4.75
Floating Rate Senior Notes	2018	125	1.26	—		125		0.81	—
American Express Bank, FSB
Fixed Rate Senior Notes	2017	1,000	6.00	—		1,000		6.00	—
Floating Rate Senior Notes	2017	300	0.96	—		300		0.62	—
American Express Lending Trust
Fixed Rate Senior Notes	2017	3,500	1.41	—		4,000		1.35	—
Floating Rate Senior Notes	2017-2019	7,025	1.20	—		7,025		0.82	—
Floating Rate Subordinated Notes	2017-2019	316	1.34	—		316		0.97	—
American Express Charge Trust II
Floating Rate Senior Notes	2018	4,200	1.12	—		2,200		0.67	—
Floating Rate Subordinated Notes	2018	87	1.34	—		87		0.97	—
Other
Fixed Rate Instruments(d)	2021-2033	24	5.62	—		29		5.62	—
Floating Rate Borrowings	2017-2019	247	0.44	—%		244		0.66	— %
Unamortized Underwriting Fees		(71)				(96)

Total Long-Term Debt		$46,990	2.39%			$48,061		2.44%

(a)	The outstanding balances include (i) unamortized discount and premium, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Under fair value hedge accounting, the outstanding balances on these fixed-rate notes are adjusted to reflect the impact of changes in fair value due to changes in interest rates. Refer to Note 14 for more details on the Company’s treatment of fair value hedges.

(b)	For floating-rate issuances, the stated and effective interest rates are weighted based on the outstanding balances and rates in effect as of December 31, 2016 and 2015.

(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.

(d)	Includes $24 million and $29 million as of December 31, 2016 and 2015, respectively, related to capitalized lease transactions.

As of December 31, 2015, the Company had $750 million principal outstanding of Subordinated Debentures that accrued interest at an annual rate of 6.8 percent. At the Company’s option, these Subordinated Debentures were redeemed for cash on September 1, 2016 at 100 percent of the principal amount.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2016 were as follows:

(Millions)	2017	2018	2019	2020	2021	Thereafter	Total
American Express Company (Parent Company only)	$1,500	$3,850	$641	$—	$—	$3,147	$9,138
American Express Credit Corporation	4,900	3,624	5,150	4,150	2,794	—	20,618
American Express Centurion Bank	1,300	125	—	—	—	—	1,425
American Express Bank, FSB	1,300	—	—	—	—	—	1,300
American Express Lending Trust	6,639	2,886	1,317	—	—	—	10,842
American Express Charge Trust II	—	4,287	—	—	—	—	4,287
Other	85	127	35	—	13	11	271

	$15,724	$14,899	$7,143	$4,150	$2,807	$3,158	$47,881

Unamortized Underwriting Fees							(71)
Unamortized Discount and Premium							(844)
Impacts due to Fair Value Hedge Accounting							24

Total Long-Term Debt							$46,990

The Company maintained a $3.0 billion bank line of credit, with $3.0 billion undrawn as of December 31, 2016 and 2015. These undrawn amounts support contingent funding needs. The availability of the credit line is subject to the Company’s compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a 1.25 ratio of combined earnings and fixed charges, to fixed charges. As of December 31, 2016 and 2015, the Company was not in violation of any of its debt covenants.

Additionally, the Company maintained a 3-year committed, revolving, secured borrowing facility that gives the Company the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 16, 2018. As of December 31, 2016 and 2015, $3.0 billion and $1.0 billion, respectively, were drawn on this facility.

The Company paid $11.5 million and $35.1 million in fees to maintain these lines in 2016 and 2015, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on the Company’s credit rating.

The Company paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $1.7 billion, $1.6 billion and $1.7 billion in 2016, 2015 and 2014, respectively.

NOTE 10

OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

(Millions)	2016	2015
Membership Rewards liability	$7,060	$6,721
Employee-related liabilities(a)	2,055	2,097
Card Member rebate and reward accruals(b)	1,382	2,238
Deferred card and other fees, net	1,411	1,343
Book overdraft balances	2,255	409
Other(c)	4,614	4,764

Total	$18,777	$17,572

(a)	Employee-related liabilities include employee benefit plan obligations and incentive compensation.

(b)	Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.

(c)	Other includes accruals for general operating expenses, client incentives, merchant rebates, payments to third-party card-issuing partners, advertising and promotion, restructuring and reengineering reserves, QAH unfunded commitments and derivatives.

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

The expense for Membership Rewards points is included in Card Member rewards expense. The Company periodically evaluates its liability estimation process and assumptions based on developments in redemption patterns, cost per point redeemed, partner contract changes and other factors.

DEFERRED CARD AND OTHER FEES, NET

The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, was as follows:

(Millions)	2016	2015
Deferred card and other fees(a)	$1,767	$1,652
Deferred direct acquisition costs	(204)	(173)
Reserves for membership cancellations	(152)	(136)

Deferred card and other fees, net	$1,411	$1,343

(a)  Includes deferred fees for Membership Rewards program participants.

NOTE 11

STOCK PLANS

STOCK OPTION AND AWARD PROGRAMS

Under the 2016 Incentive Compensation Plan and previously under the 2007 Incentive Compensation Plan, awards may be granted to employees and other key individuals who perform services for the Company and its participating subsidiaries. These awards may be in the form of stock options, restricted stock awards or units (RSAs), portfolio grants (PGs) or other incentives, and similar awards designed to meet the requirements of non-U.S. jurisdictions.

For the Company’s Incentive Compensation Plans, there were a total of 17 million, 33 million and 35 million common shares unissued and available for grant as of December 31, 2016, 2015, and 2014, respectively, as authorized by the Company’s Board of Directors and shareholders.

A summary of stock option and RSA activity as of December 31, 2016 and changes during the year is presented below:

	Stock Options		RSAs
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2015	10,820	$44.60	7,433	$74.67
Granted	2,920	63.89	4,062	55.55
Exercised/vested	(3,396)	51.40	(3,128)	63.93
Forfeited	(67)	66.02	(867)	70.99
Expired	(5)	51.87	—	—

Outstanding as of December 31, 2016	10,272	47.68	7,500	$69.22

Options vested and expected to vest as of December 31, 2016	10,031	47.26	—	—

Options exercisable as of December 31, 2016	6,963	$38.55	—	—

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

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, vested, and expected to vest as of December 31, 2016, are as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	4.8	2.8	4.7
Aggregate intrinsic value (millions)	$277	$248	$275

The intrinsic value of options exercised during 2016, 2015 and 2014 was $51 million, $87 million and $245 million, respectively, (based upon the fair value of the Company’s stock price at the date of exercise). Cash received from the exercise of stock options in 2016, 2015 and 2014 was $175 million, $146 million and $283 million, respectively. The tax benefit realized from income tax impacts of stock option exercises, which was recorded in additional paid-in capital, in 2016, 2015 and 2014 was $4 million, $18 million and $54 million, respectively.

The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2016, 2015 and 2014:

	2016	2015	2014
Dividend yield	1.9%	1.1%	1.1%
Expected volatility(a)	25%	37%	38%
Risk-free interest rate	1.5%	1.7%	2.2%
Expected life of stock option (in years)(b)	6.3	6.7	6.7
Weighted-average fair value per option	$13.67	$29.20	$32.36

(a) The expected volatility is based on both weighted historical and implied volatilities of the Company’s common stock price.

(b) The expected life of stock options was determined using both historical data and expectations of option exercise behavior.

RESTRICTED STOCK AWARDS

RSAs are valued based on the stock price on the date of grant and contain either a) service conditions or b) both service and performance conditions. RSAs containing only service conditions generally vest 25 percent per year beginning with the first anniversary of the grant date. RSAs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned depends on the achievement of predetermined Company metrics. All RSA holders receive non-forfeitable dividends or dividend equivalents. The total fair value of shares vested during 2016, 2015 and 2014, was $171 million, $247 million and $298 million, respectively (based upon the Company’s stock price at the vesting date).

The weighted-average grant date fair value of RSAs granted in 2016, 2015 and 2014, was $55.55, $81.99 and $86.65, respectively.

LIABILITY-BASED AWARDS

Certain employees are awarded PGs and other incentive awards that can be settled with cash or equity shares at the Company’s discretion and final Compensation and Benefits Committee payout approval. These awards earn value based on performance, market and service conditions, and vest over periods of one to three years.

PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2016, 2015 and 2014 was $41 million, $74 million and $62 million, respectively.

SUMMARY OF STOCK PLAN EXPENSE

The components of the Company’s total stock-based compensation expense (net of forfeitures) for the years ended December 31 are as follows:

(Millions)	2016	2015	2014
Restricted stock awards(a)	$178	$190	$193
Stock options(a)	14	12	13
Liability-based awards	60	32	84

Total stock-based compensation expense (b)	$252	$234	$290

(a)	As of December 31, 2016, the total unrecognized compensation cost related to unvested RSAs and options of $189 million and $24 million, respectively, will be recognized ratably over the weighted-average remaining vesting period of 2.0 years and 2.1 years, respectively.

(b)	The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements for the years ended December 31, 2016, 2015 and 2014 was $89 million, $83 million and $104 million, respectively.

NOTE 12

RETIREMENT PLANS

DEFINED CONTRIBUTION RETIREMENT PLANS

The Company sponsors defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $234 million, $224 million and $272 million in 2016, 2015 and 2014, respectively.

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company’s primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The Company complies with minimum funding requirements in all countries. The Company sponsors unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. The total expense for these plans was $24 million, $23 million and $24 million in 2016, 2015 and 2014, respectively.

The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the funded status related to the defined benefit pension plans and other postretirement benefit plans was underfunded by $700 million and $770 million, respectively, and is recorded in Other liabilities.

NOTE 13

CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings). The Company discloses its material legal proceedings under Part I, “Legal Proceedings”.

In addition to the matters disclosed under “Legal Proceedings,” the Company is being challenged in a number of countries regarding its application of value-added taxes (VAT) to certain of its international transactions, which are in various stages of audit, or are being contested in legal actions (collectively, VAT matters). While the Company believes it has complied with all applicable tax laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that the Company owes additional VAT. In certain jurisdictions where the Company is contesting the assessments, it was required to pay the VAT assessments prior to contesting.

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, application of tax laws, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff or class, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate an amount of loss or a range of possible loss, while other matters have progressed sufficiently such that the Company is able to estimate an amount of loss or a range of possible loss.

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

For those disclosed material legal proceedings and VAT matters where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal or tax contingencies or where there is no such reserve, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $440 million in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, the Company may need to increase its range of possible loss or reserves.

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

As of December 31, 2016, the obligations under such arrangements were as follows:

(Millions)
2017	$72
2018	58
2019	46
2020	33
2021	169
Thereafter	10

Total	$388

The Company leases certain facilities and equipment under non-cancelable and cancelable agreements, for which total rental expense was $169 million, $187 million and $237 million in 2016, 2015 and 2014, respectively.

As of December 31, 2016, the minimum aggregate rental commitment under all non-cancelable operating leases (net of subleases of $17 million) was as follows:

(Millions)
2017	$127
2018	108
2019	91
2020	69
2021	49
Thereafter	788

Total	$1,232

As of December 31, 2016, the Company’s future minimum lease payments under capital leases or other similar arrangements is approximately $4 million per annum in 2017 through 2020, $1 million in 2021 and $10 million in aggregate thereafter.

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

In addition to the exposures mentioned previously, effective August 1, 2011, the Company entered into a total return contract (TRC) to hedge its exposure to changes in the fair value of its equity investment in the Industrial and Commercial Bank of China (ICBC) in local currency. Under the terms of the TRC, the Company received from the TRC counterparty an amount equivalent to any reduction in the fair value of its investment in ICBC in local currency, and the Company paid to the TRC counterparty an amount equivalent to any increase in the fair value of its investment in local currency, along with all dividends paid by ICBC, as well as ongoing hedge costs. The TRC was fully unwound on July 18, 2014 upon the sale of the remaining underlying ICBC shares.

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

Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of the Company’s derivative assets and liabilities as of December 31, 2016 and 2015 are subject to such master netting agreements with its derivative counterparties, and there are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on the Company’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of the Company’s derivative counterparties as of December 31, 2016 and 2015, no adjustment to the derivative portfolio was required.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 15 for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts	$111	$236	$69	$9
Net investment hedges - Foreign exchange contracts	347	191	35	57

Total derivatives designated as hedging instruments	458	427	104	66
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(a)	308	117	176	135
Total derivatives, gross	766	544	280	201
Less: Cash collateral netting on interest rate contracts(b)	(54)	(155)	(68)	—
Derivative asset and derivative liability netting(c)	(157)	(107)	(157)	(107)

Total derivatives, net(d)	$555	$282	$55	$94

(a)	Includes foreign currency derivatives embedded in certain operating agreements.

(b)	Represents the offsetting of derivatives and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement. The Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities, with a fair value of $18 million as of December 31, 2016, none of which was sold or repledged. Such non-cash collateral economically reduced the Company’s risk exposure to $537 million, but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. The Company did not have any such non-cash collateral as of December 31, 2015. Additionally, the Company posted $169 million and $149 million as of December 31, 2016 and 2015, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(c)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

(d)	The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

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

Interest Rate Contracts

The Company is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. The Company has $17.7 billion and $18.8 billion of fixed-rate debt obligations designated as fair value hedges as of December 31, 2016 and 2015, respectively.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the changes in the hedged item is referred to as hedge ineffectiveness and is reported as a component of Other expenses. Hedge ineffectiveness may be caused by differences between a debt obligation’s interest rate and the benchmark rate, primarily due to credit spreads at inception of the hedging relationship that are not reflected in the fair value of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in 1-month LIBOR, 3-month LIBOR and the overnight indexed swap rate, as spreads between these rates impact the fair value of the interest rate swap without causing an exact offsetting impact to the fair value of the hedged debt.

For the periods presented, the Company considers all fair value hedges to be highly effective and did not de-designate any fair value hedge relationships.

The Company also recognized a net reduction in interest expense on long-term debt of $224 million, $284 million and $283 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fair value hedges of its fixed-rate long-term debt for the years ended December 31:

(Millions)	2016	2015	2014
Other expenses:
Interest rate derivative contracts	$(184)	$(83)	$(143)
Hedged items	163	93	148

Net hedge ineffectiveness (losses) gains	$(21)	$10	$5

Total Return Contract

The Company hedged its exposure to changes in the fair value of its equity investment in ICBC in local currency. The Company used a TRC to transfer its exposure to its derivative counterparty. On July 18, 2014, the Company sold its remaining shares in ICBC for a loss of $11 million, which was fully offset by the termination of the TRC which resulted in a gain of $11 million.

NET INVESTMENT HEDGES

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were gains of $281 million, $577 million and $455 million for the years ended December 31, 2016, 2015 and 2014, respectively, with any ineffective portion recognized in Other expenses during the period of change. Specifically, the net hedge ineffectiveness recognized was nil for the year ended December 31, 2016, a gain of $1 million for the year ended December 31, 2015, and nil for the year ended December 31, 2014. Other amounts related to foreign exchange contracts reclassified from AOCI into Other expenses was a gain of $5 million for the year ended December 31, 2016, nil for the year ended December 31, 2015, and a gain of $10 million for the year December 31, 2014.

DERIVATIVES NOT DESIGNATED AS HEDGES

The Company has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date. The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $1 million, $83 million and $66 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are recognized in Other expenses. From time to time, the Company also may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

Related to its derivatives not designated as hedges, the Company previously disclosed in Note 14 to the “Consolidated Financial Statements” in its Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014, a loss of $39 million and a gain of $194 million, respectively. These amounts should have been disclosed as a gain of $366 million and a gain of $712 million, respectively, which are the amounts used to calculate the above-referenced net gains of $83 million and $66 million. These changes to the previously disclosed amounts have no impact on the Consolidated Statements of Income, Balance Sheets or Cash Flows.

The changes in the fair value of an embedded derivative resulted in gains of $9 million, $5 million, and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are recognized in Card Member services and other expense.

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

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets;

-	Quoted prices for identical or similar assets or liabilities in markets that are not active;

-	Inputs other than quoted prices that are observable for the asset or liability; and

-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Inputs that are unobservable and reflect the Company’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2016 and 2015, there were no significant transfers between levels.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2016				2015
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities and other	$49	$1	$48	$—	$49	$1	$48	$—
Debt securities	3,108	460	2,648	—	3,710	409	3,301	—
Derivatives(a)	765	—	765	—	544	—	544	—

Total Assets	3,922	461	3,461	—	4,303	410	3,893	—

Liabilities:
Derivatives(a)	280	—	280	—	201	—	201	—

Total Liabilities	$280	$—	$280	$—	$201	—	201	—

(a)	Refer to Note 5 for the fair values of investment securities and to Note 14 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

The Company reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, the Company corroborates the prices provided by its pricing services by comparing them to alternative pricing sources. In instances where price discrepancies are identified between different pricing sources, the Company evaluates such discrepancies to ensure that the prices used for its valuation represent the fair value of the underlying investment securities. Refer to Note 5 for additional fair value information.

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments is estimated by third-party proprietary pricing models, where the inputs to those models are readily observable in actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. The Company reaffirms its understanding of the valuation techniques used by the third-party valuation services at least annually. The Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.

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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2016 and 2015. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2016 and 2015, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1	Level 2	Level 3

Financial Assets:

Financial assets for which carrying values equal or approximate fair value

Cash and cash equivalents(a)	$25	$25	$22	$3	$—

Other financial assets(b)	51	51	—	51	—

Financial assets carried at other than fair value

Loans, net(c)	65	66	—	—	66

Financial Liabilities:

Financial liabilities for which carrying values equal or approximate fair value	67	67	—	67	—

Financial liabilities carried at other than fair value

Certificates of deposit(d)	12	12	—	12	—

Long-term debt(c)	$47	$48	$—	$48	$—

	Carrying	Corresponding Fair Value Amount
2015 (Billions)	Value	Total	Level 1	Level 2	Level 3

Financial Assets:

Financial assets for which carrying values equal or approximate fair value

Cash and cash equivalents(a)	$23	$23	$22	$1	$—

Other financial assets(b)	47	47	—	47	—

Financial assets carried at other than fair value

Card Member loans and receivables HFS(e)	15	15	—	—	15

Loans, net(c)	59	60	—	—	60

Financial Liabilities:

Financial liabilities for which carrying values equal or approximate fair value	67	67	—	67	—

Financial liabilities carried at other than fair value

Certificates of deposit(d)	14	14	—	14	—

Long-term debt(c)	$48	$49	$—	$49	$—

(a)	Level 2 amounts reflect time deposits and short-term investments.

(b)	Includes Card Member receivables (including fair values of Card Member receivables of $8.8 billion and $6.7 billion held by a consolidated VIE as of December 31, 2016 and 2015, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)	Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $26.0 billion and $23.5 billion as of December 31, 2016 and 2015, respectively, and the fair values of long-term debt were $15.2 billion and $13.6 billion as of December 31, 2016 and 2015, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

(e)	Does not include any fair value associated with the Card Member account relationships. Refer to Note 2 for additional information.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2016, and require management judgment. These figures may not be indicative of future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

NONRECURRING FAIR VALUE MEASUREMENTS

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the year ended December 31, 2016, the Company did not have any material assets that were measured at fair value due to impairment. During the fourth quarter of 2015, the Company recorded a $384 million impairment charge, consisting of a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets, to fair value, which was insignificant for the year ended December 31, 2015. Refer to Note 2 for a description of the Company’s 2015 impairment charges.

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

The following table provides information related to such guarantees and indemnifications as of December 31:

	Maximum potential undiscounted future payments (Billions)(a)		Related liability (Millions)(b)
Type of Guarantee	2016	2015	2016	2015
Return and Merchant Protection	$42	$42	$37	$49
Other(c)	6	6	49	37

Total	$48	$48	$86	$86

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed or indemnified parties. The maximum potential undiscounted future payments for Merchant Protection are measured using management’s best estimate of the maximum exposure, which is based on all eligible claims in relation to annual billed business volumes.

(b)	Included in Other liabilities on the Consolidated Balance Sheets.

(c)	Primarily includes guarantees related to the Company’s purchase protection, real estate and business dispositions.

NOTE 17

COMMON AND PREFERRED SHARES

The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2016	2015	2014
Common shares authorized (billions)(a)	3.6	3.6	3.6

Shares issued and outstanding at beginning of year	969	1,023	1,064
Repurchases of common shares	(70)	(59)	(49)
Other, primarily stock option exercises and restricted stock awards granted	5	5	8

Shares issued and outstanding as of December 31	904	969	1,023

(a)	Of the common shares authorized but unissued as of December 31, 2016, approximately 35 million shares are reserved for issuance under employee stock and employee benefit plans.

On September 26, 2016 the Board of Directors authorized the repurchase of 150 million of common shares over time in accordance with the Company’s capital distribution plans submitted to the Board of Governors of the Federal Reserve System (the Federal Reserve) and subject to market conditions. This authorization replaces all prior repurchase authorizations. During 2016, 2015 and 2014, the Company repurchased 70 million common shares with a cost basis of $4.4 billion, 59 million common shares with a cost basis of $4.5 billion, and 49 million common shares with a cost basis of $4.4 billion, respectively. The cost basis includes commissions paid of $1.2 million, $1.1 million and $1.0 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had approximately 135 million common shares remaining under the Board share repurchase authorization. Such authorization does not have an expiration date.

Common shares are generally retired by the Company upon repurchase (except for 3.0 million, 3.0 million and 3.2 million shares held as treasury shares as of December 31, 2016, 2015 and 2014, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $197 million, $242 million and $280 million as of December 31, 2016, 2015 and 2014, respectively, are included as a reduction to additional paid-in capital in shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES

The Board of Directors is authorized to permit the Company to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. The Company has the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of December 31, 2016:

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

There were no warrants issued and outstanding as of December 31, 2016, 2015 and 2014.

NOTE 18

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax(a)	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2013	$63	$(1,090)	$(399)	$(1,426)

Net unrealized gains	104	—	—	104
Decrease due to amounts reclassified into earnings	(71)	5	—	(66)
Net translation loss of investments in foreign operations	—	(869)	—	(869)
Net gains related to hedges of investments in foreign operations	—	455	—	455
Pension and other postretirement benefit losses	—	—	(117)	(117)

Net change in accumulated other comprehensive income (loss)	33	(409)	(117)	(493)

Balances as of December 31, 2014	96	(1,499)	(516)	(1,919)

Net unrealized losses	(37)	—	—	(37)
Decrease due to amounts reclassified into earnings	(1)	(1)	—	(2)
Net translation loss of investments in foreign operations	—	(1,122)	—	(1,122)
Net gains related to hedges of investments in foreign operations	—	578	—	578
Pension and other postretirement benefit losses	—	—	(32)	(32)

Net change in accumulated other comprehensive loss	(38)	(545)	(32)	(615)

Balances as of December 31, 2015	58	(2,044)	(548)	(2,534)

Net unrealized losses	(45)	—	—	(45)
Decrease due to amounts reclassified into earnings	(6)	4	—	(2)
Net translation loss of investments in foreign operations	—	(503)	—	(503)
Net gains related to hedges of investment in foreign operations	—	281	—	281
Pension and other postretirement benefit gains	—	—	19	19

Net change in accumulated other comprehensive (loss) income	(51)	(218)	19	(250)

Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)

(a)	The following table shows the tax impact for the three years ended December 31 for the changes in each component of AOCI:

	Tax expense (benefit)
(Millions)	2016	2015	2014

Investment securities	$(27)	$(20)	$19

Foreign currency translation adjustments	(15)	(124)	(64)

Net investment hedges	139	340	273

Pension and other postretirement benefit losses	37	—	(46)

Total tax impact	$134	$196	$182

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the years ended December 31:

		Gains (losses) recognized in earnings
Description (Millions)	Income Statement Line Item	2016	2015
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$9	$1
Related income tax expense	Income tax provision	(3)	—

Reclassification to net income related to available-for-sale securities		6	1
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related net investment hedges	Other expenses	(4)	1
Related income tax expense	Income tax provision	—	—

Reclassification to net income related to foreign currency translation adjustments		(4)	1

Total		$2	$2

NOTE 19

NON-INTEREST REVENUE AND EXPENSE DETAIL

The following is a detail of Other fees and commissions for the years ended December 31:

(Millions)	2016	2015	2014
Foreign currency conversion fee revenue	$809	$852	$877
Delinquency fees	762	788	722
Loyalty coalition-related fees	410	379	383
Travel commissions and fees	338	349	1,118
Service fees	291	361	366
Other(a)	143	137	160

Total Other fees and commissions	$2,753	$2,866	$3,626

(a)	Other primarily includes revenues from fees related to Membership Rewards programs.

The following is a detail of Other revenues for the years ended December 31:

(Millions)	2016	2015	2014
Gain on sale of investment in Concur Technologies	$—	$—	$744
Global Network Services partner revenues	654	640	694
Gross realized gains on sale of investment securities	9	1	100
Other(a)	1,366	1,392	1,451

Total Other revenues	$2,029	$2,033	$2,989

(a)	Other includes revenues arising from net revenue earned on cross-border Card Member spending, insurance premiums earned from Card Member travel and other insurance programs, merchant-related fees, Prepaid card and Travelers Cheque-related revenues, revenues related to the GBT JV transition services agreement, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other expenses for the years ended December 31:

(Millions)	2016	2015	2014
Professional services	$2,583	$2,750	$3,008
Occupancy and equipment	1,838	1,854	1,807
Communications	302	345	383
Card and merchant-related fraud losses(a)	223	308	369
Goodwill and long-lived asset impairment	—	384	—
Gain on business travel joint venture transaction	—	—	(630)
Gain on sale of HFS portfolios(b)	(1,218)	—	—
Other(c)	1,434	1,152	1,152

Total Other expenses	$5,162	$6,793	$6,089

(a)	Beginning January 1, 2015, merchant-related fraud losses are reported within Other expenses.

(b)	Refer to Note 2 for additional information.

(c)	Other expense primarily includes general operating expenses, gains and losses on sales of assets or businesses not classified as discontinued operations, regulatory and litigation-related costs, certain Card Member reimbursements, insurance costs, certain loyalty coalition-related expenses, and foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the year ended December 31, 2015). In addition, effective December 1, 2015, Other expenses includes the valuation allowance adjustment associated with loans and receivables HFS.

NOTE 20

RESTRUCTURING

The Company initiates restructuring programs to support new business strategies and to enhance its overall effectiveness and efficiency. In connection with these programs, the Company typically will incur severance and other exit costs.

The following table summarizes the Company’s restructuring reserves activity for the years ended December 31, 2016, 2015 and 2014:

(Millions)	Severance	Other(a)	Total
Liability balance as of December 31, 2013	$196	$37	$233
Restructuring charges, net of $35 in revisions(b)	383	28	411
Payments	(93)	(22)	(115)
Other non-cash(c)	(51)	(8)	(59)

Liability balance as of December 31, 2014	435	35	470
Restructuring charges, net of $61 in revisions(b)	(33)	7	(26)
Payments	(141)	(14)	(155)
Other non-cash(d)	(23)	(5)	(28)

Liability balance at December 31, 2015	238	23	261
Restructuring charges, net of $81 in revisions(b)	305	24	329
Payments	(171)	(21)	(192)
Other non-cash(d)	(12)	(3)	(15)

Liability balance as of December 31, 2016(e)	$360	$23	$383

(a)	Other primarily includes facility exit and contract termination costs.

(b)	Revisions primarily relate to higher than anticipated redeployments of displaced employees to other positions within the Company, business changes and modifications to existing initiatives.

(c)	Consists of $42 million reserve transferred to the GBT JV in the second quarter of 2014 as part of the GBT sale and $17 million of foreign exchange and other non-cash charges.

(d)	Consists primarily of foreign exchange impacts and other non-cash charges.

(e)	The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2017, and to a lesser extent certain contractual long-term severance arrangements and lease obligations are expected to be completed in 2018 and 2023, respectively.

Restructuring charges related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while charges pertaining to other exit costs are included in occupancy and equipment and other expenses.

The following table summarizes the Company’s restructuring charges, net of revisions, by reportable operating segment and Corporate & Other for the year ended December 31, 2016, and the cumulative amounts relating to the restructuring programs that were in progress during 2016 and initiated at various dates between 2011 and 2016.

	2016	Cumulative Restructuring Expense Incurred To Date On In-Progress Restructuring Programs
(Millions)	Total Restructuring Charges, net revisions	Severance	Other	Total
USCS	$21	$101	$—	$101
ICNS	27	216	—	216
GCS	49	116	—	116
GMS	14	43	—	43
Corporate & Other	218	282	117	399	(a)

Total	$329	$758	$117	$875	(b)

(a)	Corporate & Other includes certain severance and other charges of $322 million related to Companywide support functions which were not allocated to the Company’s reportable operating segments, as these were corporate initiatives, which is consistent with how such charges were reported internally.

(b)	As of December 31, 2016, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

NOTE 21

INCOME TAXES

The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2016	2015	2014
Current income tax expense:
U.S. federal	$2,179	$2,107	$2,136
U.S. state and local	272	335	264
Non-U.S.	342	416	412

Total current income tax expense	2,793	2,858	2,812

Deferred income tax (benefit) expense:
U.S. federal	(45)	(23)	352
U.S. state and local	(8)	(5)	39
Non-U.S.	(52)	(55)	(97)

Total deferred income tax (benefit) expense	(105)	(83)	294
Total income tax expense	$2,688	$2,775	$3,106

A reconciliation of the U.S. federal statutory rate of 35 percent to the Company’s actual income tax rate for the years ended December 31 on continuing operations was as follows:

	2016	2015	2014
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1.7)	(1.7)	(1.5)
State and local income taxes, net of federal benefit	2.7	2.8	2.7
Non-U.S. subsidiaries earnings(a)	(2.0)	(1.8)	(2.2)
Tax settlements(b)	(0.6)	(0.2)	(0.5)
Non deductible expenses(c)	—	0.9	—
Other	(0.2)	—	1.0

Actual tax rates(a)	33.2%	35.0%	34.5%

(a)	Results for all years primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.

(b)	Relates to the resolution of tax matters in various jurisdictions.

(c)	Relates to the nondeductible portion of the Prepaid Services goodwill impairment in 2015.

The Company records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2016	2015
Deferred tax assets:
Reserves not yet deducted for tax purposes	$3,889	$3,771
Employee compensation and benefits	595	648
Other	592	520

Gross deferred tax assets	5,076	4,939
Valuation allowance	(54)	(58)

Deferred tax assets after valuation allowance	5,022	4,881

Deferred tax liabilities:
Intangibles and fixed assets	1,691	1,547
Deferred revenue	441	509
Deferred interest	305	323
Investment in joint ventures	209	231
Other	121	120

Gross deferred tax liabilities	2,767	2,730

Net deferred tax assets	$2,255	$2,151

A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances as of December 31, 2016 and 2015 are associated with net operating losses and other deferred tax assets in certain non-U.S. operations of the Company.

Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $10.4 billion as of December 31, 2016, are intended to be permanently reinvested outside the United States. The Company does not provide for federal income taxes on foreign earnings intended to be permanently reinvested outside the United States. Accordingly, federal taxes, which would have aggregated approximately $3.2 billion as of December 31, 2016, have not been provided on such earnings.

Net income taxes paid by the Company during 2016, 2015 and 2014, were approximately $3.0 billion, $3.4 billion and $2.5 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

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

The following table presents changes in unrecognized tax benefits:

(Millions)	2016	2015	2014
Balance, January 1	$870	$909	$1,044
Increases:
Current year tax positions	167	81	4
Tax positions related to prior years	117	177	111
Decreases:
Tax positions related to prior years	(81)	(256)	(181)
Settlements with tax authorities	(76)	(15)	(67)
Lapse of statute of limitations	(22)	(26)	(1)
Effects of foreign currency translations	(1)	—	(1)

Balance, December 31	$974	$870	$909

Included in the unrecognized tax benefits of $1.0 billion, $0.9 billion and $0.9 billion for December 31, 2016, 2015 and 2014, respectively, are approximately $516 million, $502 million and $412 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $449 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $449 million of unrecognized tax benefits, approximately $309 million relates to amounts that, if recognized, would be recorded in shareholders’ equity and would not impact the Company’s results of operations or its effective tax rate. In January 2017, the Company reached resolution with the IRS on an item comprising approximately $289 million of the $309 million referenced above. As a result, $289 million will be recognized in shareholders’ equity in the first quarter of 2017.

Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2016 and 2015, the Company recognized approximately $9 million and $38 million, respectively, in expenses for interest and penalties. For the year ended December 31, 2014, the Company recognized benefits of approximately $19 million of interest and penalties. The Company had approximately $173 million and $164 million accrued for the payment of interest and penalties as of December 31, 2016 and 2015, respectively.

NOTE 22

EARNINGS PER COMMON SHARE (EPS)

The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2016	2015	2014
Numerator:
Basic and diluted:
Net income	$5,408	$5,163	$5,885
Preferred dividends	(80)	(62)	—

Net income available to common shareholders	5,328	5,101	5,885
Earnings allocated to participating share awards(a)	(43)	(38)	(46)

Net income attributable to common shareholders	$5,285	$5,063	$5,839

Denominator:(a)
Basic: Weighted-average common stock	933	999	1,045
Add: Weighted-average stock options(b)	2	4	6

Diluted	935	1,003	1,051

Basic EPS	$5.67	$5.07	$5.58
Diluted EPS	$5.65	$5.05	$5.56

(a)	The Company’s unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

(b)	The dilutive effect of unexercised stock options excludes from the computation of EPS 2.4 million, 0.5 million and 0.2 million of options for the years ended December 31, 2016, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 23

REGULATORY MATTERS AND CAPITAL ADEQUACY

The Company is supervised and regulated by the Federal Reserve and is subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. The Company’s two U.S. bank operating subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank) (together, the Banks), are subject to supervision and regulation, including similar regulatory capital requirements by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC), respectively.

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

As of December 31, 2016 and 2015, the Company and the Banks met all capital requirements to which each was subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.

The following table presents the regulatory capital ratios for the Company and the Banks:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 Capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2016:(a)
American Express Company	$16,134	$17,665	$19,893	12.3%	13.5%	15.2%	11.6%
American Express Centurion Bank	6,134	6,134	6,600	16.5	16.5	17.8	16.2
American Express Bank, FSB	6,681	6,681	7,194	16.3	16.3	17.5	13.9
December 31, 2015:(a)
American Express Company	$16,747	$18,265	$20,551	12.4%	13.5%	15.2%	11.7%
American Express Centurion Bank	6,013	6,013	6,460	16.9	16.9	18.2	17.7
American Express Bank, FSB	6,927	6,927	7,601	13.7	13.7	15.1	13.2

Well-capitalized ratios(b)				6.5%	8.0%	10.0%	5.0	% (c)
Minimum capital ratios(b)				4.5%	6.0%	8.0%	4.0%

(a)	As a Basel III advanced approaches institution in parallel run, capital ratios are reported using Basel III capital definitions, inclusive of transition provisions, and risk-weighted assets using the Basel III standardized approach.

(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC for the year ended December 31, 2016.

(c)	Represents requirements for banking subsidiaries to be considered “well-capitalized” pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no CET1 capital ratio or Tier 1 leverage ratio requirement for a bank holding company to be considered “well-capitalized.”

RESTRICTED NET ASSETS OF SUBSIDIARIES

Certain of the Company’s subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on the Company’s shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2016, the aggregate amount of net assets of subsidiaries that are restricted to be transferred to the Company was approximately $7.8 billion.

BANK HOLDING COMPANY DIVIDEND RESTRICTIONS

The Company is limited in its ability to pay dividends by the Federal Reserve, which could prohibit a dividend that would be considered an unsafe or unsound banking practice. It is the policy of the Federal Reserve that bank holding companies generally should pay dividends on preferred and common stock only out of net income available to common shareholders generated over the past year, and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, bank holding companies are required by statute to be a source of strength to their insured depository institution subsidiaries and should not maintain dividend levels that undermine their ability to do so. On an annual basis, the Company is required to develop and maintain a capital plan, which includes planned dividends over a two-year horizon. We may be limited in our ability to pay dividends if the Federal Reserve objects to our capital plan.

In addition, the Capital Rules include a capital conservation buffer which is being phased in from January 1, 2016 through January 1, 2019. The Capital Rules also include a countercyclical capital buffer, which is currently set at zero but which could be increased by the Federal Reserve in the future. These buffers can be satisfied only with CET1 capital. If our risk-based capital ratios were to fall below the applicable buffer levels, we would face graduated constraints on dividends, stock repurchases and other capital distributions based on the amount of the shortfall.

BANKS’ DIVIDEND RESTRICTIONS

In the year ended December 31, 2016, Centurion Bank and American Express Bank paid dividends from retained earnings to their parent of $1.6 billion and $3.2 billion, respectively.

The Banks are limited in their ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and American Express Bank from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. The Banks must maintain a capital conservation buffer (and countercyclical buffer if in effect). If the Banks’ risk-based capital ratios do not satisfy minimum requirements plus the combined capital conservation buffer (and the countercyclical capital buffer, if applicable), they will face graduated constraints on dividends and other capital distributions based on the amount of the shortfall. As of December 31, 2016, the Banks’ aggregate retained earnings available for the payment of dividends was $6.0 billion. In determining the dividends to pay their parent, the Banks must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, the Banks’ banking regulators have authority to limit or prohibit the payment of a dividend by the Banks under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

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

The following table details the Company’s maximum credit exposure by category, including the credit exposure associated with derivative financial instruments, as of December 31:

(Billions)	2016	2015
On-balance sheet:
Individuals(a)	$98	$104
Financial institutions(b)	28	25
U.S. Government and agencies(c)	3	4
All other(d)	18	17

Total on-balance sheet(e)	147	150

Unused lines-of-credit(f) (g)	$242	$297

(a)	Individuals primarily include Card Member loans and receivables, including the HFS portfolios for 2015.

(b)	Financial institutions primarily include debt obligations of banks, broker-dealers, insurance companies and savings and loan associations.

(c)	U.S. Government and agencies represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities.

(d)	All other primarily includes Card Member receivables from other corporate institutions.

(e)	Certain distinctions between categories require management judgment.

(f)	Because charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable. Therefore, the quantified unused line-of-credit amounts only include the approximate credit line available on lending products.

(g)	Primarily relates to established lending product agreements with individuals.

As of December 31, 2016 and 2015, the Company’s most significant concentration of credit risk was with individuals, including Card Member loans and receivables. These amounts are generally advanced on an unsecured basis. However, the Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. The Company also considers credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details the Company’s Card Member loans and receivables exposure (including unused lines-of-credit) in the United States and outside the United States as of December 31:

(Billions)	2016	2015
On-balance sheet:
U.S.(a)	$93	$99
Non-U.S.	20	19

On-balance sheet(b)(c)	113	118

Unused lines-of-credit:(d)
U.S.(a)	203	259
Non-U.S.	39	38

Total unused lines-of-credit	$242	$297

(a)	Includes on-balance sheet Card Member loans and receivables HFS and unused lines-of-credit for Card Member loans HFS, for December 31, 2015.

(b)	Represents Card Member loans to individuals as well as receivables from individuals and corporate institutions as discussed in footnotes (a) and (d) from the previous table.

(c)	The remainder of the Company’s on-balance sheet exposure includes cash, investments, other loans, other receivables and other assets including derivative financial instruments. These balances are primarily within the United States.

(d)	Primarily relates to established lending product agreements with individuals.

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

The following is a brief description of the primary business activities of the Company’s four reportable operating segments:

•	USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.

•	ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.

•	GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.

•	GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging the Company’s global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Corporate functions and certain other businesses and operations, including the Company’s Prepaid Services business and the GBT operations up to June 30, 2014, and subsequent activities related to the GBT JV, are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other as of or for the years ended December 31, 2016, 2015 and 2014:

(Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other	(a)	Consolidated
2016
Non-interest revenues	$7,874	$4,785	$9,007	$4,235	$447		$26,348
Interest income	5,082	922	1,209	1	261		7,475
Interest expense	536	219	401	(237)	785		1,704
Total revenues net of interest expense	12,420	5,488	9,815	4,473	(77)		32,119
Total provisions (b)	1,065	325	604	25	7		2,026
Pretax income (loss) from continuing operations	3,881	818	2,945	2,295	(1,843)		8,096
Income tax provision (benefit)	1,368	163	1,036	837	(716)		2,688
Net income (loss)	2,513	655	1,909	1,458	(1,127)		5,408

Total assets (billions)	$87	$36	$47	$24	$(35)		$159

Total equity (billions)	$7.2	$2.5	$7.0	$2.5	$1.3		$20.5

2015
Non-interest revenues	$8,479	$4,627	$8,930	$4,471	$389		$26,896
Interest income	5,198	945	1,175	1	226		7,545
Interest expense	488	235	365	(211)	746		1,623
Total revenues net of interest expense	13,189	5,337	9,740	4,683	(131)		32,818
Total provisions (b)	1,064	300	588	31	5		1,988
Pretax income (loss) from continuing operations	3,677	904	3,164	2,381	(2,188)		7,938
Income tax provision (benefit)	1,322	220	1,142	882	(791)		2,775
Net income (loss)	2,355	684	2,022	1,499	(1,397)		5,163

Total assets (billions)	$93	$35	$45	$24	$(36)		$161

Total equity (billions)	$7.2	$2.6	$7.0	$2.4	$1.5		$20.7

2014
Non-interest revenues	$8,198	$5,091	$9,571	$4,571	$1,285		$28,716
Interest income	4,821	1,088	1,026	2	242		7,179
Interest expense	453	325	409	(287)	807		1,707
Total revenues net of interest expense	12,566	5,854	10,188	4,860	720		34,188
Total provisions	1,030	354	569	79	12		2,044
Pretax income (loss) from continuing operations	3,502	887	3,723	2,330	(1,451)		8,991
Income tax provision (benefit)	1,283	194	1,381	872	(624)		3,106
Net income (loss)	2,219	693	2,342	1,458	(827)		5,885

Total assets (billions)	$90	$31	$44	$18	$(24)		$159

Total equity (billions)	$7.6	$2.6	$6.9	$2.1	$1.5		$20.7

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

(b)	Beginning December 1, 2015 through to the sale completion dates, in the USCS and GCS segments, total provisions does not include credit costs related to Card Member loans and receivables HFS, which were reported in Other expenses through a valuation allowance adjustment.

Total Revenues Net of Interest Expense

The Company allocates discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the USCS, ICNS and GCS segments, discount revenue reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GMS segment, discount revenue reflects the network and acquirer component of the overall discount revenue. Net card fees and Other fees and commissions are directly attributable to the segment in which they are reported.

Interest and fees on loans and certain investment income is directly attributable to the segment in which it is reported. Interest expense represents an allocated funding cost based on a combination of segment funding requirements and internal funding rates.

Provisions for Losses

The provisions for losses are directly attributable to the segment in which they are reported.

Expenses

Marketing and promotion expenses are included in each segment based on actual expenses incurred. Global brand advertising is primarily reflected in Corporate & Other and may be allocated to the segment based on the actual expense incurred. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred within the segment.

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

GEOGRAPHIC OPERATIONS

The following table presents the Company’s total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions:

(Millions)	United States	EMEA	(a)	JAPA	(a)	LACC	(a)	Other Unallocated	(b)	Consolidated
2016(c)
Total revenues net of interest expense	$24,133	$3,248		$3,052		$2,274		$(588)		$32,119
Pretax income (loss) from continuing operations	8,202	482		559		597		(1,744)		8,096
2015(c)
Total revenues net of interest expense	$24,927	$3,293		$2,791		$2,412		$(605)		$32,818
Pretax income (loss) from continuing operations	7,500	544		587		693		(1,386)		7,938
2014(c)
Total revenues net of interest expense	$24,678	$3,574		$2,923		$2,784		$229		$34,188
Pretax income (loss) from continuing operations	8,406	528		565		675		(1,183)		8,991

(a)	EMEA represents Europe, the Middle East and Africa; JAPA represents Japan, Asia/Pacific and Australia; and LACC represents Latin America, Canada and the Caribbean.

(b)	Other Unallocated includes net costs which are not directly allocable to specific geographic regions, including costs related to the net negative interest spread on excess liquidity funding and executive office operations expenses.

(c)	The data in the above table is, in part, based upon internal allocations, which necessarily involve management’s judgment.

NOTE 26

PARENT COMPANY

PARENT COMPANY – CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2016	2015	2014
Revenues
Non-interest revenues
Gain on sale of securities	$—	$—	$99
Other	391	400	270

Total non-interest revenues	391	400	369

Interest income	196	172	141
Interest expense	515	526	543

Total revenues net of interest expense	72	46	(33)

Expenses
Salaries and employee benefits	388	341	275
Other	510	443	357

Total expenses	898	784	632

Pretax loss	(826)	(738)	(665)
Income tax benefit	(327)	(268)	(249)

Net loss before equity in net income of subsidiaries and affiliates	(499)	(470)	(416)
Equity in net income of subsidiaries and affiliates	5,907	5,633	6,301

Net income	$5,408	$5,163	$5,885

PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2016	2015
Assets
Cash and cash equivalents	$5,229	$6,400
Investment securities	1	1
Equity in net assets of subsidiaries and affiliates	20,522	19,856
Accounts receivable, less reserves	513	311
Premises and equipment, less accumulated depreciation: 2016, $96; 2015, $140	30	133
Loans to subsidiaries and affiliates	7,620	11,762
Due from subsidiaries and affiliates	867	896
Other assets	277	275

Total assets	35,059	39,634

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	1,531	1,603
Due to subsidiaries and affiliates	619	716
Short-term debt of subsidiaries and affiliates	4,044	6,923
Long-term debt	8,364	9,719

Total liabilities	14,558	18,961
Shareholders’ Equity
Preferred Shares	—	—
Common shares	181	194
Additional paid-in capital	12,733	13,348
Retained earnings	10,371	9,665
Accumulated other comprehensive loss	(2,784)	(2,534)

Total shareholders’ equity	20,501	20,673

Total liabilities and shareholders’ equity	$35,059	$39,634

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$5,408	$5,163	$5,885
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(5,903)	(5,633)	(6,301)
Dividends received from subsidiaries and affiliates	4,999	5,331	5,455
Gain on sale of securities	—	—	(99)
Other operating activities, primarily with subsidiaries and affiliates	(102)	332	173

Net cash provided by operating activities	4,402	5,193	5,113

Cash Flows from Investing Activities
Sales of available-for-sale investment securities	—	—	111
Purchase of investments	—	(3)	—
Purchase of premises and equipment	(1)	(29)	(39)
Loans to subsidiaries and affiliates	4,142	(3,952)	(2,574)
Investments in subsidiaries and affiliates	(25)	—	—

Net cash provided by (used in) investing activities	4,116	(3,984)	(2,502)

Cash Flows from Financing Activities
(Principal payments on)/issuance of long-term debt	(1,350)	—	(655)
Short-term debt of subsidiaries and affiliates	(2,879)	986	5,118
Issuance of American Express preferred shares	—	841	742
Issuance of American Express common shares and other	176	192	362
Repurchase of American Express common shares	(4,430)	(4,480)	(4,389)
Dividends paid	(1,206)	(1,172)	(1,041)

Net cash (used in) provided by financing activities	(9,689)	(3,633)	137

Net (decrease) increase in cash and cash equivalents	(1,171)	(2,424)	2,748
Cash and cash equivalents at beginning of year	6,400	8,824	6,076

Cash and cash equivalents at end of year	$5,229	$6,400	$8,824

Supplemental cash flow information
Non-cash financing activities
Gain on business travel joint venture transaction	$—	$—	$630

NOTE 27

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions, except per share amounts)	2016				2015

Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Total revenues net of interest expense	$8,022	$7,774	$8,235	$8,088	$8,391	$8,193	$8,284	$7,950
Pretax income	1,161	1,735	3,016	2,184	1,454	1,938	2,230	2,316
Net income	825	1,142	2,015	1,426	899	1,266	1,473	1,525
Earnings Per Common Share — Basic:
Net income attributable to common shareholders(a)	$0.88	$1.21	$2.11	$1.45	$0.89	$1.24	$1.43	$1.49
Earnings Per Common Share — Diluted:
Net income attributable to common shareholders(a)	0.88	1.20	2.10	1.45	0.89	1.24	1.42	1.48
Cash dividends declared per common share	0.32	0.32	0.29	0.29	0.29	0.29	0.29	0.26
Common share price:
High	75.74	66.71	67.34	68.18	77.85	81.66	81.92	93.94
Low	$59.50	$58.25	$57.15	$50.27	$67.57	$71.71	$76.53	$77.12

(a)	Represents net income, less (i) earnings allocated to participating share awards of $6 million, $9 million, $17 million and $11 million for the quarters ended December 31, September 30, June 30 and March 31, 2016, respectively, and $6 million, $10 million, $11 million and $11 million for the quarters ended December 31, September 30, June 30 and March 31, 2015, respectively, and (ii) dividends on preferred shares of $19 million, $21 million, $19 million and $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2016, respectively, and $20 million, $22 million, $20 million and nil for the quarters ended December 31, September 30, June 30 and March 31, 2015, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 are set forth in “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2017 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 1, 2017, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	Information included under the caption “Corporate Governance at American Express — Our Board’s Independence”

•	Information included under the caption “Corporate Governance at American Express — Board Committees — Board Committee Responsibilities”

•	Information included under the caption “Proxy Summary and Voting Roadmap — Item 1 Election of Directors For a Term of One Year — Director Attendance”

•	Information included under the caption “Corporate Governance at American Express — Compensation of Directors”

•	Information included under the caption “Stock Ownership Information”

•	Information included under the caption “Corporate Governance at American Express — Item 1 — Election of Directors for a Term of One Year”

•	Information included under the caption “Executive Compensation”

•	Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”

•	Information under the caption “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance”

In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Report.

We have adopted a set of Corporate Governance Principles, which together with the charters of the six standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Innovation and Technology; Nominating and Governance; Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all our other employees) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations website at http://ir.americanexpress.com. We also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Controller, on our website. You may also access our Investor Relations website through our main website at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Secretary at our headquarters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 1, 2017, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)

1.	Financial Statements:

See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules:

All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.

3.	Exhibits:

The list of exhibits required to be filed as exhibits to this Report is listed on pages E-1 through E-4 hereof under “Exhibit Index.”

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

/s/ JEFFREY C. CAMPBELL
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ KENNETH I. CHENAULT	/s/ ANNE LAUVERGEON
Kenneth I. Chenault Chairman, Chief Executive Officer and Director	Anne Lauvergeon Director

/s/ JEFFREY C. CAMPBELL	/s/ MICHAEL O. LEAVITT
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer	Michael O. Leavitt Director

/s/ LINDA ZUKAUCKAS	/s/ THEODORE J. LEONSIS
Linda Zukauckas Executive Vice President and Corporate Controller	Theodore J. Leonsis Director

/s/ CHARLENE BARSHEFSKY	/s/ RICHARD C. LEVIN
Charlene Barshefsky Director	Richard C. Levin Director

/s/ JOHN J. BRENNAN	/s/ SAMUEL J. PALMISANO
John J. Brennan Director	Samuel J. Palmisano Director

/s/ URSULA M. BURNS	/s/ DANIEL VASELLA
Ursula M. Burns Director	Daniel Vasella Director

/s/ PETER CHERNIN	/s/ ROBERT D. WALTER
Peter Chernin Director	Robert D. Walter Director

/s/ RALPH DE LA VEGA	/s/ RONALD A. WILLIAMS
Ralph de la Vega Director	Ronald A. Williams Director

February 17, 2017

Appendix

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the “MD&A”, “Consolidated Financial Statements” and notes thereto. The disclosures presented are excluding amounts associated with Card Member loans and receivables HFS, unless otherwise indicated.

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

	2016			2015			2014

Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Millions, except percentages)	Balance (a)	Income	Yield	Balance (a)	Income	Yield	Balance (a)	Income	Yield

Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$21,282	$116	0.5%	$19,255	$50	0.3%	$16,851	$41	0.2%
Non-U.S.	1,884	11	0.6	2,137	16	0.7	2,091	18	0.9
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	110	5	4.5	188	6	3.2	235	8	3.4
Short-term investment securities
U.S.	170	—	—	12	—	—	62	—	—
Non-U.S.	551	4	0.7	393	3	0.8	272	1	0.4
Card Member loans, including loans HFS (c)(d)
U.S.	58,900	6,160	10.5	61,911	6,258	10.1	57,826	5,778	10.0
Non-U.S.	6,828	907	13.3	7,093	930	13.1	8,211	1,072	13.1
Other loans (c)
U.S.	1,077	110	10.2	891	93	10.4	547	49	9.0
Non-U.S.	150	28	18.7	154	28	18.2	209	30	14.4
Taxable investment securities (e)
U.S.	721	12	1.7	607	10	1.7	611	10	1.7
Non-U.S.	543	15	2.8	535	14	2.7	329	13	4.1
Non-taxable investment securities (e)
U.S.	2,390	104	6.9	3,083	133	6.9	3,806	154	6.4
Other assets (f)
Primarily U.S.	1	3	n.m.	1	4	n.m.	45	5	n.m.

Total interest-earning assets (g)	$94,607	$7,475	8.0%	$96,260	$7,545	7.9%	$91,095	$7,179	8.0%

U.S.	84,541	6,505		85,760	6,548		79,748	6,037
Non-U.S.	10,066	970		10,500	997		11,347	1,142

n.m. Denotes rates determined to not be meaningful.

(a)	Averages based on month-end balances.

(b)	Amounts include (i) average interest-bearing restricted cash balances of $358 million, $818 million and $945 million for 2016, 2015 and 2014, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)	Average non-accrual loans were included in the average Card Member loan balances in amounts of $173 million, $202 million and $269 million in U.S. for 2016, 2015 and 2014, respectively. Average other loan balances for U.S. include average non-accrual loans of $5 million, $1 million and nil for 2016, 2015 and 2014, respectively. Average non-accrual loans are considered to determine the average yield on loans.

(d)	Amounts for 2016 and 2015 include average Card Member loans HFS of $5,828 million and $1,143 million, respectively, and the associated interest income. During the first half of 2016, the Company completed the sales of substantially all of its outstanding Card Member loans HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

(e)	Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.

(f)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.

(g)	The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (e).

	2016	2015	2014

Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)

Non-interest-earning assets
Cash and due from banks
U.S.	$2,653	$2,501	$2,125
Non-U.S.	478	565	671
Card Member receivables, net, including receivables HFS(b)
U.S.	22,622	22,126	21,679
Non-U.S.	22,102	21,667	22,701
Other receivables, net
U.S.	1,720	1,678	1,585
Non-U.S.	1,093	1,032	1,618
Reserves for Card Member and other loans losses
U.S.	(961)	(1,004)	(1,014)
Non-U.S.	(150)	(153)	(173)
Other assets (c)
U.S.	10,189	10,218	10,686
Non-U.S.	3,947	3,837	3,453

Total non-interest-earning assets	63,693	62,467	63,331

U.S.	36,223	35,519	35,061
Non-U.S.	27,470	26,948	28,270

Total assets	$158,300	$158,727	$154,426

U.S.	120,764	121,279	114,809
Non-U.S.	37,536	37,448	39,617

Percentage of total average assets attributable to non-U.S. activities	23.7%	23.6%	25.7%

(a)	Averages based on month end balances.

(b)	Amounts for 2016 and 2015 include average Card Member receivables HFS of $51 million and $10 million, respectively. During the first half of 2016, the Company completed the sale of substantially all of its outstanding Card Member receivables HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

(c)	Includes premises and equipment, net of accumulated depreciation and amortization.

	2016			2015			2014

Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Millions, except percentages)	Balance (a)	Expense	Rate	Balance (a)	Expense	Rate	Balance (a)	Expense	Rate

Interest-bearing liabilities
Customer deposits
U.S.
Savings	$39,975	$334	0.8%	$36,706	$283	0.8%	$34,689	$239	0.7%
Time	13,450	258	1.9	10,171	185	1.8	6,961	129	1.9
Demand	162	1	0.6	185	1	0.5	176	1	0.6
Non-U.S.
Other time and savings	10	1	10.0	21	2	9.5	7	1	14.3
Other demand	74	4	5.4	87	4	4.6	104	3	2.9
Short-term borrowings
U.S.	1,017	6	0.6	1,416	4	0.3	1,060	2	0.2
Non-U.S.	2,048	19	0.9	2,198	15	0.7	2,534	21	0.8
Long-term debt and other (b)
U.S.	46,521	1,057	2.3	51,623	1,094	2.1	52,476	1,226	2.3
Non-U.S.	931	24	2.6	1,271	35	2.8	2,206	60	2.7
Other liabilities (c)
Primarily U.S.	—	—	—	—	—	—	353	25	n.m.

Total interest-bearing liabilities	$104,188	$1,704	1.6%	$103,678	$1,623	1.6%	$100,566	$1,707	1.7%

U.S.	101,125	1,656		100,101	1,567		95,715	1,622
Non-U.S.	3,063	48		3,577	56		4,851	85

Non-interest-bearing liabilities
Travelers Cheques and other prepaid products
U.S.	2,779			3,160			3,641
Non-U.S.	86			110			128
Accounts payable
U.S.	7,005			7,238			7,321
Non-U.S.	4,757			4,589			5,084
Customer Deposits (d)
U.S.	372			386			349
Non-U.S.	311			324			358
Other liabilities
U.S.	13,429			13,435			12,350
Non-U.S.	4,568			4,313			4,375

Total non-interest-bearing liabilities	33,307			33,555			33,606

U.S.	23,585			24,219			23,661
Non-U.S.	9,722			9,336			9,945

Total liabilities	137,495			137,233			134,172

U.S.	124,710			124,320			119,376
Non-U.S.	12,785			12,913			14,796

Total shareholders’ equity	20,805			21,494			20,254

Total liabilities and shareholders’ equity	$158,300			$158,727			$154,426

Percentage of total average liabilities attributable to non-U.S. activities	9.3%			9.4%			11.0%
Interest rate spread			6.4%			6.3%			6.3%

Net interest income and net average yield on interest-earning assets (e)		$5,771	6.2%		$5,922	6.2%		$5,472	6.1%

n.m. Denotes rates determined to not be meaningful.

(a)	Averages based on month end balances.

(b)	Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.

(c)	The Company has classified deferred compensation as a non-interest bearing liability, consistent with the associated expense, which is classified as Salaries and employee benefits expense for the years ended December 31, 2016 and 2015. Amounts for 2014 include (i) average deferred compensation liability balances, which are included in Other liabilities on the Consolidated Balance Sheets (consistent with the presentation in 2016 and 2015), and (ii) the associated interest expense.

(d)	U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $328 million, $326 million and $313 million for 2016, 2015 and 2014, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $297 million, $311 million and $344 million for 2016, 2015 and 2014, respectively.

(e)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in footnote (e) from the previous table.

Changes in Net Interest Income - Volume and Rate Analysis (a)

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

	2016 Versus 2015			2015 Versus 2014

	Increase (Decrease)			Increase (Decrease)
	due to change in:			due to change in:

	Average	Average		Average	Average
Years Ended December 31, (Millions)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$5	$61	$66	$6	$3	$9
Non-U.S.	(2)	(3)	(5)	—	(2)	(2)
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	(2)	1	(1)	(2)	—	(2)
Short-term investment securities
U.S.	—	—	—	—	—	—
Non-U.S.	1	—	1	—	2	2
Card Member loans, including loans HFS
U.S.	(304)	206	(98)	408	72	480
Non-U.S.	(35)	12	(23)	(146)	4	(142)
Other loans
U.S.	19	(2)	17	31	13	44
Non-U.S.	(1)	1	—	(8)	6	(2)
Taxable investment securities
U.S.	2	—	2	—	—	—
Non-U.S.	—	1	1	8	(7)	1
Non-taxable investment securities
U.S.	(29)	—	(29)	(30)	9	(21)
Other assets
Primarily U.S.	—	(1)	(1)	(5)	4	(1)

Change in interest income	(346)	276	(70)	262	104	366

Interest-bearing liabilities
Customer deposits
U.S.
Savings	25	26	51	14	30	44
Time	60	13	73	59	(3)	56
Demand	—	—	—	—	—	—
Non-U.S.
Other time and savings	(1)	—	(1)	2	(1)	1
Other demand	(1)	1	—	—	1	1
Short-term borrowings
U.S.	(1)	3	2	1	1	2
Non-U.S.	(1)	5	4	(3)	(3)	(6)
Long-term debt and other
U.S.	(108)	71	(37)	(20)	(112)	(132)
Non-U.S.	(9)	(2)	(11)	(25)	—	(25)
Other liabilities
Primarily U.S.	—	—	—	(25)	—	(25)

Change in interest expense	(36)	117	81	3	(87)	(84)

Change in net interest income	$(310)	$159	$(151)	$259	$191	$450

(a)	Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Loans and Card Member Receivables Portfolios

The following table presents gross loans and Card Member receivables by customer type, segregated between U.S. and non-U.S., based on the domicile of the borrowers. Refer to Notes 3 and 4 to the “Consolidated Financial statements” for additional information.

December 31, (Millions)	2016	2015	2014	2013	2012

Loans (a) (b)

U.S. loans

Card Member (c)	$58,242	$51,446	$62,592	$58,530	$56,104

Other (d)	1,350	1,073	726	411	285

Non-U.S. loans

Card Member (c)	7,023	7,127	7,793	8,708	9,125

Other (d)	111	201	206	210	286

Total loans	$66,726	$59,847	$71,317	$67,859	$65,800

Card Member receivables (a) (b)

U.S. Card Member receivables

Consumer (e)	24,768	23,255	22,468	21,842	21,124

Commercial (f)	9,685	8,961	9,082	8,480	7,924

Non-U.S. Card Member receivables

Consumer (e)	7,772	7,101	7,800	7,930	7,967

Commercial (f)	5,083	4,816	5,501	5,911	5,751

Total Card Member receivables	$47,308	$44,133	$44,851	$44,163	$42,766

(a)	As of December 31, 2016, the Company had approximately $242 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable, and therefore is not reflected in unused credit available to Card Members.

(b)	As of December 31, 2016, the Company’s exposure to any concentration of gross loans and Card Member receivables combined, which exceeds 10 percent of total loans and Card Member receivables is further split between $98 billion for individuals and $16 billion for commercial. Loans and Card Member receivables concentrations are defined as loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions. Refer to Note 24 to the “Consolidated Financial Statements” for additional information on concentrations.

(c)	Primarily represents loans to individual and small businesses.

(d)	Other loans primarily represent commercial financing products.

(e)	Represents receivables from individual and small business charge card customers.

(f)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and Card Member receivables by customer type, and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2016
	Within 1 year (a) (b)	1-5 years (b) (c)	After 5 years (c)	Total

Loans

U.S. loans

Card Member	$58,176	$66	$—	$58,242

Other	800	383	167	1,350

Non-U.S. loans

Card Member	7,022	—	1	7,023

Other	104	7	—	111

Total loans	$66,102	$456	$168	$66,726

Loans due after one year at fixed interest rates		$456	$56	$512

Loans due after one year at variable interest rates		—	112	112

Total loans		$456	$168	$624

Card Member receivables

U.S. Card Member receivables

Consumer	$24,744	$24	$—	$24,768

Commercial	9,685	—	—	9,685

Non-U.S. Card Member receivables

Consumer	7,772	—	—	7,772

Commercial	5,083	—	—	5,083

Total Card Member receivables	$47,284	$24	$—	$47,308

(a)	Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s Card Members will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2016.

(b)	Card Member receivables are immediately due upon receipt of Card Member statements, have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for Card Members that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.

(c)	Card Member and other loans due after one year primarily represent installment loans and approximately $67 million of TDRs.

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

December 31, (Millions)	2016	2015	2014	2013	2012

Loans

Non-accrual loans (a)

U.S.	$173	$154	$241	$294	$433

Non-U.S.	—	—	—	4	8

Total non-accrual loans	173	154	241	298	441

Loans contractually 90 days past-due and still accruing interest (b)

U.S.	208	164	162	174	77

Non-U.S.	52	52	58	54	61

Total loans contractually 90 days past-due and still accruing interest	260	216	220	228	138

Restructured loans (c)

U.S.	346	279	286	351	627

Non-U.S.	—	—	—	5	6

Total restructured loans	346	279	286	356	633

Total non-performing loans	$779	$649	$747	$882	$1,212

Card Member receivables

Restructured Card Member receivables (c)

U.S.	55	33	48	50	117

Total restructured Card Member receivables	$55	$33	$48	$50	$117

(a)	Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which the Company has ceased accruing interest. Amounts presented exclude Card Member loans classified as a TDR.

(b)	The Company’s policy is generally to accrue interest through the date of write-off (typically 180 days past due). The Company establishes reserves for interest that it believes will not be collected. Amounts presented exclude loans classified as a TDR.

(c)	In instances where the Card Member is experiencing financial difficulty, the Company may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs. Beginning January 1, 2015, on a prospective basis the Company continues to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.” Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Refer to Note 3 to the “Consolidated Financial Statements” for additional information.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2016 that would have been recognized if such loans had been current in accordance with their original contractual terms and had been outstanding throughout the period or since origination if held for only part of 2016. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2016

Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total

Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$54	$—	$54

Interest income actually recognized	14	—	14

Total interest revenue foregone	$40	$—	$40

(a)	The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.

Potential Problem Loans and Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain loans and receivables where information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2016, the Company did not identify any potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in the “Risk Elements” section.

Cross-border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (FFIEC) guidelines governing the determination of cross-border risk.

The primary differences between the FFIEC and Guide 3 guidelines for reporting cross-border exposure are: i) the FFIEC methodology includes mark-to-market exposures of derivative assets, which are excluded under Guide 3; and ii) investments in unconsolidated subsidiaries are included under FFIEC but excluded under Guide 3.

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

			Banks and				Gross	Total

		Governments	other			Total	foreign-	exposure

Years Ended December 31,		and official	financial			cross-border	office	(net of	Cross-border

(Millions)		institutions	institutions	NBFIs	Other	outstandings	liabilities	liabilities)	commitments

Australia	2016	$—	$389	$—	$2,986	$3,375	$453	$2,922	$5,567
	2015	—	193	—	2,786	2,979	419	2,560	5,410
	2014	—	287	—	3,089	3,376	488	2,888	5,915

Canada	2016	$1,284	$1,028	$35	$2,408	$4,755	$977	$3,778	$11,590
	2015	356	705	36	2,433	3,530	1,383	2,147	11,845
	2014	710	353	52	3,416	4,531	1,731	2,800	17,763

United Kingdom	2016	$77	$2,213	$63	$3,390	$5,743	$3,222	$2,521	$11,919
	2015	107	2,068	32	3,422	5,629	3,174	2,455	12,293
	2014	23	2,415	16	3,466	5,920	3,465	2,455	11,183

Mexico	2016	$106	$167	$6	$1,820	$2,099	$531	$1,568	$961
	2015	98	61	8	1,890	2,057	552	1,505	1,053
	2014	115	241	5	1,997	2,358	622	1,736	1,154

Japan	2016	$5	$55	$130	$2,504	$2,694	$2,526	$168	$87
	2015	4	56	92	2,058	2,210	2,071	139	79
	2014	1	41	62	1,824	1,928	1,804	124	66

Other countries (a)	2016	$145	$258	$13	$4,121	$4,537	$843	$3,694	$562
	2015	81	154	11	4,025	4,271	835	3,436	613
	2014	105	208	17	4,951	5,281	976	4,305	706

(a)	Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. Countries included are France, Italy, Netherlands and Germany.

Summary of Loan Loss Experience – Analysis of the Allowance for Loan Losses

The following table summarizes the changes to the Company’s allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2016	2015	2014	2013	2012

Card Member loans
Allowance for loan losses at beginning of year
U.S. loans	$882	$1,036	$1,083	$1,274	$1,611
Non-U.S. loans	146	165	178	197	263

Total allowance for losses	1,028	1,201	1,261	1,471	1,874

Card Member lending provisions (a)
U.S. loans	1,056	1,032	944	916	882
Non-U.S. loans	179	158	194	199	148

Total Card Member lending provisions	1,235	1,190	1,138	1,115	1,030

Write-offs
U.S. loans	(1,262)	(1,321)	(1,346)	(1,463)	(1,621)
Non-U.S. loans	(222)	(226)	(269)	(280)	(309)

Total write-offs	(1,484)	(1,547)	(1,615)	(1,743)	(1,930)

Recoveries
U.S. loans	325	359	356	368	395
Non-U.S. loans	54	59	72	84	98

Total recoveries	379	418	428	452	493

Net write-offs (b)	(1,105)	(1,129)	(1,187)	(1,291)	(1,437)

Transfer of reserves on HFS loans portfolios
U.S. loans	—	(224)	—	—	—

Other (c)
U.S. loans	67	—	(1)	(12)	7
Non-U.S. loans	(2)	(10)	(10)	(22)	(3)

Total other	65	(10)	(11)	(34)	4

Allowance for loan losses at end of year
U.S. loans	1,068	882	1,036	1,083	1,274
Non-U.S. loans	155	146	165	178	197

Total allowance for losses	$1,223	$1,028	$1,201	$1,261	$1,471

Principal only net write-offs / average Card Member loans outstanding (d) (e)	1.6%	1.4%	1.5%	1.8%	2.1%
Principal, interest and fees net write-offs / average Card Member loans outstanding (d) (e)	1.8%	1.7%	1.8%	2.0%	2.3%

(a)	Refer to Note 4 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for loan losses.

(b)	Net write-offs include principal, interest and fees balances.

(c)	Includes foreign currency translation adjustments and other items. 2016 includes reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment during the first half of the year. 2014 includes an adjustment related to reserves for card related fraud losses of $(6) million, which was reclassified to Other liabilities.

(d)	The net write-off rate presented is on a worldwide basis and is based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and fees is also presented. The year ended December 31, 2015, reflects the impact of a change in the timing of charge-offs for Card Member loans in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

(e)	Average Card Member loans outstanding are based on month end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2016	2015	2014	2013	2012

Other loans

Allowance for loan losses at beginning of year

U.S. loans	$17	$8	$8	$8	$3

Non-U.S. loans	3	4	5	12	15

Total allowance for losses	20	12	13	20	18

Provisions for other loan losses (a)

U.S. loans	56	21	5	3	6

Non-U.S. loans	1	1	3	4	7

Total provisions for other loan losses	57	22	8	7	13

Write-offs

U.S. loans	(39)	(15)	(7)	(7)	(1)

Non-U.S. loans	(2)	(3)	(7)	(13)	(16)

Total write-offs	(41)	(18)	(14)	(20)	(17)

Recoveries

U.S. loans	5	3	2	4	—

Non-U.S. loans	1	1	3	3	5

Total recoveries	6	4	5	7	5

Net write-offs	(35)	(14)	(9)	(13)	(12)

Other (b)

Non-U.S. loans	—	—	—	(1)	1

Total other	—	—	—	(1)	1

Allowance for loan losses at end of year

U.S. loans	39	17	8	8	8

Non-U.S. loans	3	3	4	5	12

Total allowance for losses	$42	$20	$12	$13	$20

Net write-offs/average other loans outstanding (c)	2.9%	1.3%	1.2%	2.3%	2.5%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.
(b)	Includes primarily foreign currency translation adjustments.
(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans outstanding are based on month end balances.

The following table summarizes the changes to the Company’s allowance for Card Member receivables losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2016	2015	2014	2013	2012

Card Member receivables

Allowance for losses at beginning of year

U.S. receivables

Consumer	$268	$276	$216	$273	$293

Commercial	51	53	35	37	33

Total U.S. receivables	319	329	251	310	326

Non-U.S. receivables

Consumer	93	93	98	86	86

Commercial	50	43	37	32	26

Total non-U.S. receivables	143	136	135	118	112

Total allowance for losses	462	465	386	428	438

Provisions for losses (a)

U.S. receivables

Consumer	366	420	451	336	372

Commercial	69	76	98	53	57

Total U.S. provisions	435	496	549	389	429

Non-U.S. receivables

Consumer	176	169	172	188	128

Commercial	85	72	71	71	44

Total non-U.S. provisions	261	241	243	259	172

Total provisions for losses	696	737	792	648	601

Write-offs

U.S. receivables

Consumer	(637)	(698)	(618)	(662)	(674)

Commercial	(112)	(123)	(120)	(92)	(92)

Total U.S. write-offs	(749)	(821)	(738)	(754)	(766)

Non-U.S. receivables

Consumer	(215)	(204)	(211)	(227)	(190)

Commercial	(101)	(89)	(92)	(90)	(67)

Total non-U.S. write-offs	(316)	(293)	(303)	(317)	(257)

Total write-offs	$(1,065)	$(1,114)	$(1,041)	$(1,071)	$(1,023)

(a)	Refer to Note 4 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for receivable losses.

Years Ended December 31, (Millions, except percentages)	2016	2015	2014	2013	2012

Card Member receivables

Recoveries

U.S. receivables

Consumer	$269	$271	$230	$279	$267

Commercial	43	45	41	38	37

Total U.S. recoveries	312	316	271	317	304

Non-U.S. receivables

Consumer	56	57	58	57	54

Commercial	23	28	29	28	25

Total non-U.S. recoveries	79	85	87	85	79

Total recoveries	391	401	358	402	383

Net write-offs (a)	(674)	(713)	(683)	(669)	(640)

Other (b)

U.S. receivables

Consumer	—	(1)	(3)	(10)	15

Commercial	2	—	(1)	(1)	3

Total U.S. other	2	(1)	(4)	(11)	18

Non-U.S. receivables

Consumer	(15)	(22)	(24)	(6)	7

Commercial	(4)	(4)	(2)	(4)	4

Total non-U.S. other	(19)	(26)	(26)	(10)	11

Total other	(17)	(27)	(30)	(21)	29

Allowance for losses at end of year

U.S. receivables

Consumer	266	268	276	216	273

Commercial	53	51	53	35	37

Total U.S. receivables	319	319	329	251	310

Non-U.S. receivables

Consumer	95	93	93	98	86

Commercial	53	50	43	37	32

Total non-U.S. receivables	148	143	136	135	118

Total allowance for losses	$467	$462	$465	$386	$428

Net write-offs / average Card Member receivables outstanding (c) (d)	1.5%	1.6%	1.5%	1.6%	1.5%

(a)	Net write-offs include principal and fees balances.

(b)	Includes foreign currency translation adjustments and other items. Additionally, 2015 includes the impact of transfer of the HFS receivables portfolio, which was not significant and 2014, includes an adjustment related to reserves for card-related fraud losses of $(7) million, which was reclassified to Other liabilities.

(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. The year ended December 31, 2015, reflects the impact of a change in the timing of charge-offs for Card Member receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

(d)	Averages Card Member receivables outstanding are based on month end balances.

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

December 31, (Millions, except percentages) Allowance for losses at end of year applicable to
	2016		2015		2014		2013		2012
	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)

Loans

U.S. loans

Card Member	$1,068	85%	$882	84%	$1,036	85%	$1,083	85%	$1,274	85%

Other	39	3	17	2	8	1	8	1	8	1

Non-U.S. loans

Card Member	155	12	146	14	165	14	178	14	197	13

Other	3	—	3	—	4	—	5	—	12	1

	$1,265	100%	$1,048	100%	$1,213	100%	$1,274	100%	$1,491	100%

Card Member receivables

U.S. Card Member receivables

Consumer	$266	57%	$268	58%	$276	59%	$216	56%	$273	64%

Commercial	53	11	51	11	53	12	35	9	37	8

Non-U.S. Card Member receivables

Consumer	95	21	93	20	93	20	98	25	86	20

Commercial	53	11	50	11	43	9	37	10	32	8

	$467	100%	$462	100%	$465	100%	$386	100%	$428	100%

(a)	Percentage of allowance for losses on loans and Card Member receivables in each category to the total allowance.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2016
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$86	$9	$18	$90	$203

As of December 31, 2016, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $9 million.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.44 are management contracts or compensatory plans or arrangements.

3.1	Company’s Amended and Restated Certificate of Incorporation as amended through February 27, 2015 (incorporated by reference to Exhibit 3.1 the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

3.2	Company’s By-Laws, as amended through September 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 26, 2016).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through March 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

10.2	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.3	Description of amendments to 1994–2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.4	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.5	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.6	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.7	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.8	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.9	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.10	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.11	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.12	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.13	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.14	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.15	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.16	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.17	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.18	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.19	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2011) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.20	First Amendment to the American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2012).

10.21	Second Amendment to the American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated July 22, 2013 (filed July 25, 2013)).

10.22	Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.23	Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.24	Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated March 29, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

10.25	Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated October 24, 2012) (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.26	Fifth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated May 1, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2013).

10.27	Sixth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated August 16, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.28	Seventh Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated September 26, 2013) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.29	Eighth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 1, 2013) (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2013).

*10.30	Ninth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 14, 2016).

10.31	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.32	Description of Compensation Payable to Non-Management Directors effective January 1, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2014).

10.33	American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.34	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.35	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.36	Form of nonqualified stock option award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.37	Form of restricted stock unit award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.38	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.39	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.40	American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 2, 2016).

*10.41	Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016).

*10.42	Form of restricted stock unit award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016).

*10.43	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Executive Annual Incentive Awards) under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016).

*10.44	Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016).

10.45	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.46	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.47	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001 (filed January 22, 2001)).

10.48	Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2014).

10.49	Amendment No. 1, dated February 12, 2015, to the Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2014).

10.50	Amendment No. 2, dated March 26, 2015, to the Amended and Restated Time Sharing Agreement, dated March 26, 2014, by and between American Express Travel Related Services Company, Inc. and Kenneth I. Chenault (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

*12	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS