Form 10-Q
period 2017-03-31
AMERICAN EXPRESS CO
filed 2017-04-27
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 21, 2017
Common Shares (par value $0.20 per share)	893,779,186 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2017	2016
Revenues
Non-interest revenues
Discount revenue	$4,519	$4,643
Net card fees	748	699
Other fees and commissions	713	680
Other	409	486
Total non-interest revenues	6,389	6,508
Interest income
Interest on loans	1,860	1,938
Interest and dividends on investment securities	23	36
Deposits with banks and other	60	31
Total interest income	1,943	2,005
Interest expense
Deposits	149	150
Long-term debt and other	294	275
Total interest expense	443	425
Net interest income	1,500	1,580
Total revenues net of interest expense	7,889	8,088
Provisions for losses
Charge card	213	169
Card Member loans	337	227
Other	23	38
Total provisions for losses	573	434
Total revenues net of interest expense after provisions for losses	7,316	7,654
Expenses
Marketing and promotion	700	727
Card Member rewards	1,807	1,703
Card Member services and other	321	282
Salaries and employee benefits	1,264	1,338
Other, net	1,407	1,420
Total expenses	5,499	5,470
Pretax income	1,817	2,184
Income tax provision	580	758
Net income	$1,237	$1,426
Earnings per Common Share (Note 15): (a)
Basic	$1.34	$1.45
Diluted	$1.34	$1.45
Average common shares outstanding for earnings per common share:
Basic	899	961
Diluted	903	963
Cash dividends declared per common share	$0.32	$0.29
(a)
Represents net income less (i) earnings allocated to participating share awards of $10 million and $11 million for the three months ended March 31, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended March 31, 2017 and 2016.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Three Months Ended March 31 (Millions)	2017	2016
Net income	$1,237	$1,426
Other comprehensive income (loss):
Net unrealized securities gains, net of tax	6	2
Foreign currency translation adjustments, net of tax	316	4
Net unrealized pension and other postretirement benefit (losses) gains, net of tax	(8)	26
Other comprehensive income	314	32
Comprehensive income	$1,551	$1,458

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Millions, except share data)	2017	2016
Assets
Cash and cash equivalents
Cash and due from banks	$2,459	$3,278
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2017, $74; 2016, $115)	25,497	20,779
Short-term investment securities	1,410	1,151
Total cash and cash equivalents	29,366	25,208
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2017, $7,810; 2016, $8,874), less reserves: 2017, $491; 2016, $467	47,154	46,841
Other receivables, less reserves: 2017, $40; 2016, $45	2,812	3,232
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2017, $24,438; 2016, $26,129), less reserves: 2017, $1,248; 2016, $1,223	62,320	64,042
Other loans, less reserves: 2017, $51; 2016, $42	1,635	1,419
Investment securities	3,561	3,157
Premises and equipment, less accumulated depreciation and amortization: 2017, $5,405; 2016, $5,145	4,433	4,433
Other assets (includes restricted cash of consolidated variable interest entities: 2017, $55; 2016, $38)	10,104	10,561
Total assets	$161,385	$158,893
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$53,790	$53,042
Travelers Cheques and other prepaid products	2,706	2,812
Accounts payable	11,700	11,190
Short-term borrowings	3,600	5,581
Long-term debt (includes debt issued by consolidated variable interest entities: 2017, $16,757; 2016, $15,113)	51,647	46,990
Other liabilities	17,007	18,777
Total liabilities	140,450	138,392
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2017 and December 31, 2016	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 895 million shares as of March 31, 2017 and 904 million shares as of December 31, 2016	179	181
Additional paid-in capital	12,593	12,733
Retained earnings	10,633	10,371
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax of: 2017, $8; 2016, $5	13	7
Foreign currency translation adjustments, net of tax of: 2017, $(307); 2016, $24	(1,946)	(2,262)
Net unrealized pension and other postretirement benefit losses, net of tax of: 2017, $(195); 2016, $(186)	(537)	(529)
Total accumulated other comprehensive loss	(2,470)	(2,784)
Total shareholders’ equity	20,935	20,501
Total liabilities and shareholders’ equity	$161,385	$158,893

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2017	2016
Cash Flows from Operating Activities
Net income	$1,237	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	573	434
Depreciation and amortization	296	261
Deferred taxes and other	8	218
Stock-based compensation	89	70
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	795	427
Other assets	349	232
Accounts payable and other liabilities	(2,069)	(296)
Travelers Cheques and other prepaid products	(118)	(243)
Net cash provided by operating activities	1,160	2,529
Cash Flows from Investing Activities
Sales of available-for-sale investment securities	―	45
Maturities and redemptions of available-for-sale investment securities	860	226
Purchases of investments	(1,294)	(345)
Net decrease in Card Member receivables and loans, including held for sale	1,450	4,039
Purchase of premises and equipment, net of sales: 2017, nil; 2016, $1	(277)	(302)
Acquisitions/dispositions, net of cash acquired	(28)	(155)
Net (increase) decrease in restricted cash	(11)	132
Net cash provided by investing activities	700	3,640
Cash Flows from Financing Activities
Net increase in customer deposits	735	773
Net decrease in short-term borrowings	(1,941)	(2,217)
Issuance of long-term debt	8,420	35
Principal payments on long-term debt	(3,801)	(1,036)
Issuance of American Express common shares	31	11
Repurchase of American Express common shares	(926)	(1,188)
Dividends paid	(313)	(302)
Net cash provided by (used in) financing activities	2,205	(3,924)
Effect of foreign currency exchange rates on cash and cash equivalents	93	38
Net increase in cash and cash equivalents	4,158	2,283
Cash and cash equivalents at beginning of period	25,208	22,762
Cash and cash equivalents at end of period	$29,366	$25,045

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

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the Annual Report). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.

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
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018.
Upon adoption of the new revenue recognition guidance, the Company anticipates using the full retrospective method, which applies the new standard to each prior reporting period presented. The Company has been working on the implementation of the standard since its issuance in 2014 and has made significant progress in evaluating the potential impact on its Consolidated Financial Statements. There will be changes to the recognition timing and classification of revenues and expenses; however, the Company does not expect a significant impact to pretax income upon adoption. The Company is also in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard.
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, and in preparation for the implementation, is evaluating the impact the guidance will have on its cost method investments, as well as the impact the standard will have on its accounting policies, business processes, systems and internal controls.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company currently anticipates adopting the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company is in the process of identifying changes to its accounting policies, business processes, systems, and internal controls in preparation for the implementation. Specifically, the Company is currently reviewing its lease portfolio and is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts to the Company’s financial position, results of operations and cash flows upon adoption.
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, among other financial instruments (e.g., investments in available-for-sale debt securities), and may result in material changes to the Company’s credit reserves.

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

During the first quarter of 2016, the Company completed the sale of its JetBlue HFS portfolio and recognized a gain of $127 million as an expense reduction in Other expenses. The impact of the sale is reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including held for sale.

As of March 31, 2016, the Company continued to reflect the Costco HFS portfolio within Card Member loans and receivables held for sale on the Consolidated Balance Sheets. The Company sold substantially all of the Costco HFS portfolio in the second quarter of 2016.

From the point of classification as HFS through the sale completion dates, the Company continued to recognize discount revenue, interest income and other revenues and expenses related to the HFS portfolios in the respective line items on the Consolidated Statements of Income, with changes in the valuation of the HFS portfolios recognized in Other expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Loans and Accounts Receivable

The Company’s lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively. This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of March 31, 2016; the Company did not have any Card Member loans and receivables HFS as of March 31, 2017 and December 31, 2016.

Card Member loans by segment and Other loans as of March 31, 2017 and December 31, 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services(a)	$46,714	$48,758
International Consumer and Network Services	6,814	6,971
Global Commercial Services	10,040	9,536
Card Member loans	63,568	65,265
Less: Reserve for losses	1,248	1,223
Card Member loans, net	$62,320	$64,042
Other loans, net(b)	$1,635	$1,419
(a)
Includes approximately $24.4 billion and $26.1 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2017 and December 31, 2016, respectively.

(b)
Other loans primarily represent personal and commercial financing products. Other loans are presented net of reserves for losses of $51 million and $42 million as of March 31, 2017 and December 31, 2016, respectively.

Card Member accounts receivable by segment and Other receivables as of March 31, 2017 and December 31, 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services (a)	$10,918	$12,302
International Consumer and Network Services	5,543	5,966
Global Commercial Services	31,184	29,040
Card Member receivables	47,645	47,308
Less: Reserve for losses	491	467
Card Member receivables, net	$47,154	$46,841
Other receivables, net (b)	$2,812	$3,232
(a)	Includes $7.8 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2017 and December 31, 2016, respectively.
(b)
Other receivables primarily represent amounts related to (i) Global Network Services (GNS) partner banks for items such as royalty and franchise fees, (ii) certain merchants for billed discount revenue, and (iii) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $40 million and $45 million as of March 31, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2017 and December 31, 2016:

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$46,158	$160	$120	$276	$46,714
International Consumer and Network Services	6,698	37	25	54	6,814
Global Commercial Services
Global Small Business Services	$9,850	$37	$28	$56	$9,971
Global Corporate Payments(a)	(b)	(b)	(b)	$1	$69
Card Member Receivables:
U.S. Consumer Services	$10,778	$48	$32	$60	$10,918
International Consumer and Network Services	5,462	25	17	39	5,543
Global Commercial Services
Global Small Business Services	$14,351	$84	$52	$104	$14,591
Global Corporate Payments(a)	(b)	(b)	(b)	$122	$16,593

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$48,216	$156	$119	$267	$48,758
International Consumer and Network Services	6,863	32	24	52	6,971
Global Commercial Services
Global Small Business Services	$9,378	$34	$23	$49	$9,484
Global Corporate Payments(a)	(b)	(b)	(b)	$ ―	$52
Card Member Receivables:
U.S. Consumer Services	$12,158	$45	$30	$69	$12,302
International Consumer and Network Services	5,888	22	15	41	5,966
Global Commercial Services
Global Small Business Services	$14,047	$77	$47	$102	$14,273
Global Corporate Payments(a)	(b)	(b)	(b)	$135	$14,767
(a)
For Global Corporate Payments (GCP) Card Member loans and receivables in Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan and receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

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
	2017			2016
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	1.7%	2.0%	1.2%	1.5%	1.7%	1.0%
International Consumer and Network Services	2.0%	2.5%	1.7%	1.9%	2.4%	1.8%
Global Small Business Services	1.6%	1.8%	1.2%	1.4%	1.6%	1.0%
Card Member Receivables:
U.S. Consumer Services	1.5%	1.7%	1.3%	1.8%	2.0%	1.4%
International Consumer and Network Services	2.1%	2.3%	1.5%	2.2%	2.4%	1.5%
Global Small Business Services	1.8%	2.0%	1.6%	1.8%	2.1%	1.6%

			2017		2016
			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments			0.11%	0.7%	0.08%	0.7%
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for International Consumer and Network Services (ICNS) as of March 31, 2017 and December 31, 2016; therefore, this segment’s receivables are not included in the following tables.
	As of March 31, 2017

			Accounts Classified as a TDR(c)
2017 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$179	$150	$160	$132	$621	$565	$50
International Consumer and Network Services	54	―	―	―	54	53	―
Global Commercial Services	33	34	26	27	120	111	10
Card Member Receivables:
U.S. Consumer Services	―	―	11	7	18	18	8
Global Commercial Services	―	―	29	13	42	42	20
Total	$266	$184	$226	$179	$855	$789	$88

	As of December 31, 2016

			Accounts Classified as a TDR(c)
2016 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$178	$139	$165	$129	$611	$558	$51
International Consumer and Network Services	52	―	―	―	52	51	―
Global Commercial Services	30	30	26	26	112	103	9
Card Member Receivables:
U.S. Consumer Services	―	―	11	6	17	17	7
Global Commercial Services	―	―	28	10	38	38	21
Total	$260	$169	$230	$171	$830	$767	$88
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

(c)
Accounts classified as a TDR include $20 million and $20 million that are over 90 days past due and accruing interest and $9 million and $11 million that are non-accruals as of March 31, 2017 and December 31, 2016, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $139 million and $132 million of Card Member accounts that have successfully completed a modification program and $40 million and $39 million of Card Member accounts that were not in compliance with the terms of the modification programs as of March 31, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the three months ended March 31:
	2017		2016

		Interest		Interest
	Average	Income	Average	Income
(Millions)	Balance	Recognized	Balance	Recognized
Card Member Loans:
U.S. Consumer Services	$616	$16	$505	$12
International Consumer and Network Services	53	4	53	4
Global Commercial Services	116	4	92	3
Card Member Receivables:
U.S. Consumer Services	18	―	14	―
Global Commercial Services	40	―	22	―
Total	$843	$24	$686	$19

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Consumer Services (USCS) and GCS Card Member loans and receivables modified as TDRs for the three months ended March 31, 2017 and 2016. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended March 31, 2017
	Number of	Outstanding	Average Interest	Average Payment
	Accounts	Balances(a)	Rate Reduction	Term Extensions
	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$57	13	(b)
Card Member Receivables	2	28	(c)	22
Total	10	$85

	Three Months Ended March 31, 2016
	Number of	Outstanding	Average Interest	Average Payment
	Accounts	Balances(a)	Rate Reduction	Term Extensions
	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$57	13	(b)
Card Member Receivables	3	38	(c)	16
Total	11	$95
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification, for the three months ended March 31, 2017 and 2016. A Card Member is considered in default of a modification program after one and up to two consecutive missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.
	2017		2016
	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
	(thousands)	(millions)	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$11	1	$9
Card Member Receivables	1	1	1	1
Total	3	$12	2	$10
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

4.  Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in the Company’s outstanding portfolio of loans and receivables as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of March 31, 2016; the Company did not have any Card Member loans and receivables HFS as of March 31, 2017 and December 31, 2016.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2017	2016
Balance, January 1	$1,223	$1,028
Provisions(a)	337	227
Net write-offs(b)
Principal	(272)	(214)
Interest and fees	(51)	(40)
Other(c)	11	11
Balance, March 31	$1,248	$1,012
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $100 million and $88 million, and include net write-offs from TDRs of $12 million and $13 million, for the three months ended March 31, 2017 and 2016, respectively. Recoveries of interest and fees were de minimis.

(c)
Includes foreign currency translation adjustments of $7 million and $2 million and other adjustments of $4 million and $2 million for the three months ended March 31, 2017 and 2016, respectively. The three months ended March 31, 2016 also includes reserves of $7 million associated with $20 million of retained Card Member loans reclassified from HFS to held for investment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of March 31, 2017 and December 31, 2016:
(Millions)	2017	2016
Card Member loans evaluated individually for impairment(a)	$345	$346
Related reserves (a)	$60	$60
Card Member loans evaluated collectively for impairment(b)	$63,223	$64,919
Related reserves (b)	$1,188	$1,163
(a)	Represents loans modified as a TDR and related reserves.
(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2017	2016
Balance, January 1	$467	$462
Provisions(a)	213	169
Net write-offs(b)	(194)	(186)
Other(c)	5	1
Balance, March 31	$491	$446
(a)	Provisions for principal and fee reserve components.
(b)
Principal and fee components are presented less recoveries of $93 million and $101 million, including net write-offs from TDRs of $6 million and $10 million, for the three months ended March 31, 2017 and 2016, respectively.

(c)	Includes foreign currency translation adjustments of $9 and $2 million and other adjustments of $(4) million and $(1) million for the three months ended March 31, 2017 and 2016, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of March 31, 2017 and December 31, 2016:
(Millions)	2017	2016
Card Member receivables evaluated individually for impairment(a)	$60	$55
Related reserves (a)	$28	$28
Card Member receivables evaluated collectively for impairment	$47,585	$47,253
Related reserves (b)	$463	$439
(a)	Represents receivables modified as a TDR and related reserves.
(b)
The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Investment Securities

Investment securities principally include debt securities the Company classifies as available-for-sale and carries at fair value on the Consolidated Balance Sheets, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) (AOCI), net of income taxes. Realized gains and losses are recognized upon disposition of the securities using the specific identification method.

The following is a summary of investment securities as of March 31, 2017 and December 31, 2016:

	2017				2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
Description of Securities (Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$1,686	$24	$(4)	$1,706	$2,019	$28	$(11)	$2,036
U.S. Government agency obligations	12	―	―	12	12	―	―	12
U.S. Government treasury obligations	1,135	7	(6)	1,136	465	3	(8)	460
Corporate debt securities	19	―	―	19	19	―	―	19
Mortgage-backed securities (a)	87	3	―	90	92	3	―	95
Equity securities	1	―	―	1	1	―	―	1
Foreign government bonds and obligations	549	1	(1)	549	486	1	(1)	486
Other (b)	50	―	(2)	48	50	―	(2)	48
Total	$3,539	$35	$(13)	$3,561	$3,144	$35	$(22)	$3,157
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Other comprises investments in various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016:
	2017					2016
	Less than 12 months		12 months or more			Less than 12 months		12 months or more
		Gross			Gross		Gross			Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses
State and municipal obligations	$98	$(4)	$	―	$ ―	$153	$(11)	$	―	$ ―
U.S. Government treasury obligations	299	(6)		―	―	298	(8)		―	―
Other	―	―		32	(2)	―	―		32	(2)
Total	$397	$(10)		$32	$(2)	$451	$(19)		$32	$(2)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2017 and December 31, 2016:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to			Gross			Gross			Gross
Amortized Cost	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2017:
90%–100%	21	$397	$(10)	6	$32	$(2)	27	$429	$(12)
Total as of March 31, 2017	21	$397	$(10)	6	$32	$(2)	27	$429	$(12)

2016:
90%–100%	33	$411	$(13)	6	$32	$(2)	39	$443	$(15)
Less than 90%	4	40	(6)	―	―	―	4	40	(6)
Total as of December 31, 2016	37	$451	$(19)	6	$32	$(2)	43	$483	$(21)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The gross unrealized losses are attributed to overall wider credit spreads for specific issuers, adverse changes in market benchmark interest rates, or a combination thereof, all compared to those prevailing when the investment securities were acquired.

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

Contractual maturities for investment securities with stated maturities as of March 31, 2017 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$689	$690
Due after 1 year but within 5 years	990	992
Due after 5 years but within 10 years	365	369
Due after 10 years	1,446	1,462
Total	$3,490	$3,513

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

6.  Asset Securitizations

The Company periodically securitizes Card Member loans and receivables arising from its card businesses through the transfer of those assets to securitization trusts. The trusts then issue debt securities collateralized by the transferred assets to third-party investors.

The following table provides information on the restricted cash held by the American Express Credit Account Master Trust (the Lending Trust) and the American Express Issuance Trust II (the Charge Trust, collectively the Trusts) as of March 31, 2017 and December 31, 2016, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2017	2016
Lending Trust	$52	$35
Charge Trust	3	3
Total	$55	$38

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), in its role as servicer of the Trusts, has the power to direct the most significant activity of the Trusts, which is the collection of the underlying Card Member loans and receivables. In addition, TRS directly and indirectly (through its consolidated subsidiaries) holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of March 31, 2017, TRS’ direct and indirect ownership of variable interests was $10.5 billion for the Lending Trust and $4.8 billion for the Charge Trust. These variable interests held by TRS provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2017 and the year ended December 31, 2016, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer Deposits

As of March 31, 2017 and December 31, 2016, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2017	2016
U.S.:
Interest bearing	$53,123	$52,316
Non-interest bearing (includes Card Member credit balances of: 2017, $286 million; 2016, $331 million)	322	367
Non-U.S.:
Interest bearing	34	58
Non-interest bearing (includes Card Member credit balances of: 2017, $299 million; 2016, $285 million)	311	301
Total customer deposits	$53,790	$53,042

Customer deposits by deposit type as of March 31, 2017 and December 31, 2016 were as follows:

(Millions)	2017	2016
U.S. retail deposits:
Savings accounts – Direct	$31,420	$30,980
Certificates of deposit:(a)
Direct	284	291
Third-party (brokered)	11,617	11,925
Sweep accounts – Third-party (brokered)	9,802	9,120
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	82	110
Card Member credit balances ― U.S. and non-U.S.	585	616
Total customer deposits	$53,790	$53,042
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 47 months and 1.96 percent, respectively, as of March 31, 2017.

The scheduled maturities of certificates of deposit as of March 31, 2017 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2017	$3,401	$8	$3,409
2018	3,445	8	3,453
2019	2,398	―	2,398
2020	2,543	―	2,543
2021	107	―	107
After 5 years	7	―	7
Total	$11,901	$16	$11,917

As of March 31, 2017 and December 31, 2016, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2017	2016
U.S.	$106	$117
Non-U.S.	7	7
Total	$113	$124

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of the Company’s derivative counterparties as of March 31, 2017 and December 31, 2016, no adjustment to the derivative portfolio was required.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2017 and December 31, 2016:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2017	2016	2017		2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$57	$111	$	―	$69
Net investment hedges - Foreign exchange contracts	53	347		196	35
Total derivatives designated as hedging instruments	110	458		196	104
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)	120	308		216	176
Total derivatives, gross	230	766		412	280
Less: Cash collateral netting(c)(d)	(30)	(54)		―	(68)
Derivative asset and derivative liability netting(e)	(94)	(157)		(94)	(157)
Total derivatives, net(f)	$106	$555		$318	$55
(a)
Effective January 2017, the Central Clearing Party (CCP) changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. As of March 31, 2017 centrally cleared derivatives are fully collateralized. The Company also maintained several bilateral interest rate contracts that are not subject to the CCP’s rule change and amounts related to such contracts are shown gross of any collateral exchanged.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.
(c)
Primarily represents the offsetting of bilateral interest rate contracts and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement.

(d)
The Company held no non-cash collateral as of March 31, 2017. As of December 31, 2016, the Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities, with a fair value of $18 million, none of which was sold or repledged.  Such non-cash collateral economically reduced the Company’s risk exposure to $537 million as of December 31, 2016, but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $173 million and $169 million as of March 31, 2017 and December 31, 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(e)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(f)
The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. The total net derivative assets and net derivative liabilities are presented within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

A majority of the Company’s derivative assets and liabilities as of March 31, 2017 and December 31, 2016 are subject to master netting agreements with its derivative counterparties. The Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
The Company is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. The Company has $19.9 billion and $17.7 billion of fixed-rate debt obligations designated as fair value hedges as of March 31, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gains (losses) recognized in Other expenses associated with the Company’s fair value hedges for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2017	2016
Interest rate derivative contracts	$75	$165
Hedged items	(50)	(171)
Net hedge ineffectiveness gains (losses)	$25	$(6)

The Company also recognized a net reduction in interest expense on long-term debt of $44 million and $59 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was $229 million and $92 million for the three months ended March 31, 2017 and 2016, respectively. The net hedge ineffectiveness recognized was nil for the three months ended March 31, 2017 and 2016, thus no amounts related to foreign exchange contracts were reclassified from AOCI into Other expenses for the three months ended March 31, 2017 and 2016.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $17 million and $14 million for the three months ended March 31, 2017 and 2016, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative resulted in gains of $1 million and $8 million for the three months ended March 31, 2017 and 2016, respectively, which are recognized in Card Member services and other expense.

10. Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2017 and December 31, 2016:

	2017						2016
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities and other	$49		$1	$48	$	―	$49		$1	$48	$	―
Debt securities	3,512		1,136	2,376		―	3,108		460	2,648		―
Derivatives(a)	230		―	230		―	765		―	765		―
Total Assets	3,791		1,137	2,654		―	3,922		461	3,461		―
Liabilities:
Derivatives(a)	412		―	412		―	280		―	280		―
Total Liabilities	$412	$	―	$412	$	―	$280	$	―	$280	$	―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2017 and December 31, 2016, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$29	$29		$27	$2	$	―
Other financial assets(b)	50	50		―	50		―
Financial assets carried at other than fair value
Loans, net(c)	64	65		―	―		65
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	65	65		―	65		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12		―	12		―
Long-term debt(c)	$52	$53	$	―	$53	$	―

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$25	$25		$22	$3	$	―
Other financial assets(b)	51	51		―	51		―
Financial assets carried at other than fair value
Loans, net(c)	65	66		―	―		66
Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		―	67		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12		―	12		―
Long-term debt(c)	$47	$48	$	―	$48	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.8 billion and $8.8 billion held by a consolidated VIE as of March 31, 2017 and December 31, 2016, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $24.3 billion and $26.0 billion as of March 31, 2017 and December 31, 2016, respectively, and the fair values of long-term debt were $16.8 billion and $15.2 billion as of March 31, 2017 and December 31, 2016, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the three months ended March 31, 2017 and during the year ended December 31, 2016, the Company did not have any material assets that were measured at fair value due to impairment.

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

The following table provides information related to such guarantees and indemnifications as of March 31, 2017 and December 31, 2016:

	Maximum potential
	undiscounted future
	payments(a)		Related liability(b)
	(Billions)		(Millions)
Type of Guarantee	2017	2016	2017	2016
Return and Merchant Protection	$45	$42	$37	$37
Other(c)	6	6	49	49
Total	$51	$48	$86	$86
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2017 and 2016 were as follows:

2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized gains	6	―	―	6
Decrease due to amounts reclassified into earnings	―	―	―	―
Net translation gain of investments in foreign operations(a)	―	545	―	545
Net losses related to hedges of investments in foreign operations	―	(229)	―	(229)
Pension and other postretirement benefit costs	―	―	(8)	(8)
Net change in accumulated other comprehensive loss	6	316	(8)	314
Balances as of March 31, 2017	$13	$(1,946)	$(537)	$(2,470)

(a) Includes $289 million of tax benefits recognized in the three months ended March 31, 2017 (Refer to Note 14).

2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)
Net unrealized gains	4	―	―	4
Decrease due to amounts reclassified into earnings	(2)	―	―	(2)
Net translation gain of investments in foreign operations	―	96	―	96
Net losses related to hedges of investments in foreign operations	―	(92)	―	(92)
Pension and other postretirement benefit gains	―	―	26	26
Net change in accumulated other comprehensive loss	2	4	26	32
Balances as of March 31, 2016	$60	$(2,040)	$(522)	$(2,502)
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:
	Tax expense (benefit)
(Millions)	2017	2016
Investment securities	$3	$(1)
Foreign currency translation adjustments(a)	(191)	15
Net investment hedges	(140)	(53)
Pension and other postretirement benefits	(9)	19
Total tax impact	$(337)	$(20)
(a)	Includes $289 million of tax benefits recognized in the three months ended March 31, 2017 (Refer to Note 14).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

		Gains (losses) recognized in earnings
		Amount
Description (Millions)	Income Statement Line Item	2017		2016
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$	―	$4
Related income tax expense	Income tax provision		―	(2)
Reclassification to net income related to available-for-sale securities			―	2
Total		$	―	$2

13.  Non-Interest Revenue and Expense Detail

The following is a detail of Other fees and commissions for the three months ended March 31:

(Millions)	2017	2016
Delinquency fees	$214	$200
Foreign currency conversion fee revenue	199	196
Loyalty coalition-related fees	102	94
Travel commissions and fees	84	80
Other(a)	114	110
Total Other fees and commissions	$713	$680
(a)	Other primarily includes service fees and fees related to Membership Rewards programs.
The following is a detail of Other revenues for the three months ended March 31:
(Millions)	2017	2016
Global Network Services partner revenues	$156	$145
Other(a)	253	341
Total Other revenues	$409	$486
(a)
Other includes revenues arising from net revenue earned on cross-border Card Member spending, insurance premiums earned from Card Member travel and other insurance programs, merchant-related fees, revenues related to the GBT JV transition services agreement, prepaid card and Travelers Cheque-related revenues, earnings from equity method investments (including the GBT JV) and other miscellaneous revenue and fees.

The following is a detail of Other expenses for the three months ended March 31:

(Millions)	2017	2016
Professional services	$512	$604
Occupancy and equipment	475	465
Communications	63	83
Gain on sale of JetBlue HFS portfolio(a)	―	(127)
Other(b)	357	395
Total Other expenses	$1,407	$1,420
(a)	Refer to Note 2 for additional information.
(b)
Other expense primarily includes general operating expenses, Card and merchant-related fraud losses, foreign currency-related gains and losses, certain loyalty coalition-related expenses and insurance costs. In addition, for the three months ended March 31, 2016, Other expenses includes the valuation allowance adjustment associated with loans and receivables HFS.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

The effective tax rate was 31.9 percent and 34.7 percent for the three months ended March 31, 2017 and 2016, respectively. The changes in tax rates primarily reflected the geographic mix of business and the level of pretax income in relation to recurring permanent tax benefits. In addition, the effective tax rate in the current year reflected the resolution of certain prior years’ tax items.

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In February 2017, the Company received notification that all matters outstanding with the IRS for tax years 1997-2007 were resolved. The resolution of such matters did not have a material impact on the Company’s effective tax rate. The Company is currently under examination with the IRS for tax years 2008 through 2014.
The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $104 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $104 million of unrecognized tax benefits, approximately $71 million relates to amounts that, if recognized, would impact the effective tax rate in a future period. During the three months ended March 31, 2017, the Company’s unrecognized tax benefits decreased by $331 million. The decrease was primarily due to the resolution with the IRS of an uncertain tax position in January 2017, and resulted in the recognition of $289 million in shareholders’ equity, specifically within AOCI.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2017	2016
Numerator:
Basic and diluted:
Net income	$1,237	$1,426
Preferred dividends	(21)	(21)
Net income available to common shareholders	$1,216	$1,405
Earnings allocated to participating share awards(a)	(10)	(11)
Net income attributable to common shareholders	$1,206	$1,394
Denominator:(a)
Basic: Weighted-average common stock	899	961
Add: Weighted-average stock options (b)	4	2
Diluted	903	963
Basic EPS	$1.34	$1.45
Diluted EPS	$1.34	$1.45
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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 1.2 million and 1.5 million of options for the three months ended March 31, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.  Reportable Operating Segments

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and GMS. Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other as of or for the three months ended March 31, 2017 and 2016:

					Corporate &
(Millions, except where indicated)	USCS	ICNS	GCS	GMS	Other(a)	Consolidated
2017
Non-interest revenues	$1,857	$1,195	$2,271	$1,017	$49	$6,389
Interest income	1,308	235	319	―	81	1,943
Interest expense	146	53	109	(58)	193	443
Total revenues net of interest expense	3,019	1,377	2,481	1,075	(63)	7,889
Net income (loss)	$469	$218	$418	$363	$(231)	$1,237
Total assets (billions)	$81	$36	$48	$25	$(29)	$161
Total equity (billions)	$7	$3	$7	$3	$1	$21
2016
Non-interest revenues	$2,029	1,140	2,190	1,041	108	6,508
Interest income	1,391	227	321	―	66	2,005
Interest expense	140	54	95	(59)	195	425
Total revenues net of interest expense	3,280	1,313	2,416	1,100	(21)	8,088
Net income (loss)	$694	$188	$485	$357	$(298)	$1,426
Total assets (billions)	$86	$34	$47	$24	$(32)	$159
Total equity (billions)	$7	$3	$7	$2	$2	$21
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•     Merchant acquisition and processing, servicing and settlement, marketing and point-of-sale marketing and information products and services for merchants
•     Other fee services, including fraud prevention services and the design and operation of customer loyalty programs
•     Expense management products and services
•     Travel-related services
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

The following types of revenue are generated from our various products and services:

•	Discount revenue, our largest revenue source, represents fees generally charged to merchants for accepting our cards as payment for goods or services sold;
•	Interest on loans, principally represents interest income earned on outstanding balances;
•	Net card fees, represent revenue earned from annual card membership fees, which varies based on the type of card and the number of cards for each account;
•
Other fees and commissions, represent foreign currency conversion fees charged to Card Members, Card Member delinquency fees, loyalty coalition-related fees, travel commissions and fees, service fees and fees related to our Membership Rewards program; and

•
Other revenue, primarily represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees), cross-border Card Member spending, insurance premiums earned from Card Members, ancillary merchant-related fees, revenues related to the GBT JV transition services agreement, prepaid card and Travelers Cheque-related revenue and earnings from equity method investments (including the GBT JV).

Forward-Looking Statements and Non-GAAP Measures

Certain of the statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Cautionary Note Regarding Forward-Looking Statements” section. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this Form 10-Q constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

Bank Holding Company

American Express Company is a bank holding company under the Bank Holding Company Act of 1956 and The Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Business Environment

During the quarter we continued to make steady progress on the range of growth and cost initiatives that we have been focused on over the last couple of years, and we believe our first quarter performance reflects the benefits of those efforts.  While reported billed business and revenue declined year-over-year as a result of the end of the Costco Wholesale Corporation (Costco) relationship in the United States in June 2016, both billed business and revenue performance accelerated in the first quarter. In addition, our strong balance sheet position allowed us to return a significant amount of capital to shareholders through share repurchases and dividends.

Our worldwide billings adjusted for foreign currency exchange rates were flat year-over-year, but grew after excluding Costco-related billings from the prior year. We continued to see strong performance from middle market and small business customers, while spending by large corporations was up slightly compared to last year. Internationally, our consumer and small business billings growth rates remained strong.

Revenues net of interest expense declined year-over-year on a reported basis, primarily reflecting Costco-related revenues in the prior year. After excluding Costco-related revenues and the effect of foreign currency exchange rates, adjusted revenues net of interest expense grew, driven by increases in adjusted billed business, adjusted net interest income, as well as higher net card fees across our premium card portfolios.  Our net interest yield increased year-over-year, due in part to a mix shift towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances.

Card Member loan and receivable growth was strong year-over-year, as we continue to grow loans from existing customers, as well as through the acquisition of new card members. Provisions for losses increased, as expected, as a result of higher Card Member loans and receivables, as well as a slight increase in delinquencies and higher net write-off rates primarily due to the seasoning of loans related to newer Card Members and a shift towards non-cobrand lending products, which have a slightly higher write-off rate. We expect these trends will result in provisions growing faster than loans during the balance of the year.

Spending on Card Member engagement (the aggregate of rewards, Card Member services and marketing and promotion expenses) was relatively consistent with the prior year and reflected the recent enhancements to rewards on our U.S. Platinum products, continued strong growth in our Delta cobrand portfolio, higher levels of engagement in many of our premium services and lower marketing and promotion expenses as we seek to utilize different categories of spend to retain and grow our Card Member spending and earn their loyalty.  Operating expenses decreased versus the prior year, driven by our cost reduction initiatives.

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

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our cobrand partnerships with Costco and JetBlue Airways Corporation (JetBlue) (collectively, the HFS portfolios) to Card Member loans and receivables HFS on the Consolidated Balance Sheets. On March 18, 2016 and June 17, 2016, we completed the sales of the JetBlue and Costco cobrand card portfolios, respectively. For the periods from December 1, 2015, through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) reflect amounts related to the HFS portfolios through the sale completion dates. Additionally, for periods after the sale completion dates, activities associated with these cobrand partnerships and the HFS portfolios are no longer included in our Consolidated Results of Operations. Specifically, these impacts include: Discount revenue from Costco in the United States for spend on all American Express cards and from other merchants for spend on the Costco cobrand card; Other fees and commissions and Interest income from Costco cobrand Card Members; and Card Member rewards expense related to the Costco cobrand card, resulting in a lack of comparability between 2017 and 2016.
The discussions in both the Consolidated Results of Operations and Business Segment Results provide commentary on the variances for the three months ended March 31, 2017 compared to same period in the prior year, as presented in the accompanying tables.

Table 1: Summary of Financial Performance

	Three Months Ended
	March 31,		Change
(Millions, except percentages and per share amounts)	2017	2016	2017 vs. 2016
Total revenues net of interest expense	$7,889	$8,088	$(199)	(2)%
Provisions for losses	573	434	139	32
Expenses	5,499	5,470	29	1
Net income	1,237	1,426	(189)	(13)
Earnings per common share — diluted(a)	$1.34	$1.45	$(0.11)	(8)%
Return on average equity(b)	25.1%	23.6%
(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $10 million and $11 million for the three months ended March 31, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended March 31, 2017 and 2016.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($5.2 billion and $5.1 billion for March 31, 2017 and 2016, respectively) by (ii) one-year average total shareholders’ equity ($20.8 billion and $21.5 billion for March 31, 2017 and 2016, respectively).

Table 2: Total Revenue Net of Interest Expense Summary
	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Discount revenue	$4,519	$4,643	$(124)	(3)%
Net card fees	748	699	49	7
Other fees and commissions	713	680	33	5
Other	409	486	(77)	(16)
Total non-interest revenues	6,389	6,508	(119)	(2)
Total interest income	1,943	2,005	(62)	(3)
Total interest expense	443	425	18	4
Net interest income	1,500	1,580	(80)	(5)
Total revenues net of interest expense	$7,889	$8,088	$(199)	(2)%

Total Revenues Net of Interest Expense

Discount revenue decreased, primarily driven by Costco-related revenue included in the prior year, as well as increases in contra-discount revenues in the current year, including higher corporate client and cobrand partner incentives, as volumes in those categories increased.
Worldwide billed business decreased marginally and was flat on an FX-adjusted basis.1 U.S. billed business decreased by 6 percent, primarily driven by Costco-related volumes in the prior year, and non-U.S. billed business increased by 12 percent. See Tables 5 and 6 for more details on billed business performance.
The increase in the average discount rate primarily reflects the absence of Costco merchant volumes in the current year, which were at a lower discount rate than the average, partially offset by rate pressure from merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in the European Union, and continued growth of the OptBlue program. We expect the average discount rate will likely decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume related pricing discounts and certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates).
Net card fees increased, primarily driven by growth in the Platinum, Gold and Delta portfolios as well as growth in certain international markets, including Japan and Australia.
Other fees and commissions increased, primarily driven by an increase in delinquency fees as a result of a change in the date on which late fees are assessed on our U.S. consumer charge cards, partially offset by Costco-related fees in the prior year.
Other revenues decreased, driven in part by prior-year revenues related to our Loyalty Edge business, which was sold in the fourth quarter of 2016.
Interest income decreased, primarily driven by Costco cobrand-related interest income included in the prior year, partially offset by modestly higher yields in the current year and an increase in average Card Member loans across other lending products.
Interest expense increased, primarily driven by higher average long-term debt and marginally higher interest rates.

Table 3: Provisions for Losses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Charge card	$213	$169	$44	26%
Card Member loans	337	227	110	48
Other	23	38	(15)	(39)
Total provisions for losses(a)	$573	$434	$139	32%
(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.

Provisions for Losses
Charge card provision for losses increased, primarily driven by growth in charge volume in the GCS segment and increasing delinquencies resulting in higher net write-offs.

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

Card Member loans provision for losses increased, primarily driven by strong momentum in our lending growth initiatives, as well as a slight increase in delinquencies and higher net write-off rates primarily due to the seasoning of loans related to newer Card Members and a shift towards non-cobrand lending products, which have slightly higher write-off rates.
Other provision for losses decreased, primarily driven by improving commercial financing portfolio credit performance.
Table 4: Expenses Summary
	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Marketing and promotion	$700	$727	$(27)	(4)%
Card Member rewards	1,807	1,703	104	6
Card Member services and other	321	282	39	14
Total marketing, promotion, rewards, Card Member services and other	2,828	2,712	116	4
Salaries and employee benefits	1,264	1,338	(74)	(6)
Other, net(a)	1,407	1,420	(13)	(1)
Total expenses	$5,499	$5,470	$29	1%
(a)	Beginning December 1, 2015 through to the portfolio sale completion dates, includes the valuation allowance adjustment associated with the HFS portfolios.
Expenses
Marketing and promotion expenses decreased, driven by higher levels of spending on growth initiatives in the prior year.
Card Member rewards expenses increased, primarily driven by an increase in Membership Rewards expense of $228 million, partially offset by a reduction in cobrand rewards expense of $124 million. The increase in Membership Rewards expense was primarily driven by recent enhancements to U.S. Consumer and Small Business Platinum rewards, higher spending volumes and an increase in the weighted average cost (WAC) per point. The decrease in cobrand rewards expense reflected Costco-related expenses in the prior year, partially offset by increased spending volumes across other cobrand card products in the current period.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 95 percent (rounded down) at both March 31, 2017 and 2016.
Card Member services and other expenses increased, driven by higher usage of travel-related benefits.
Salaries and employee benefits expenses decreased, reflecting benefits from our cost reduction initiatives and restructuring charges in the prior year.
Other expenses decreased, reflecting lower technology-related costs in the current year and, in the prior year, Loyalty Edge related costs and the HFS valuation allowance adjustment, partially offset by the gain on the sale of the JetBlue HFS portfolio, also in the prior year.
Income Taxes
The effective tax rate decreased, primarily reflecting the geographic mix of business and the level of pretax income in relation to recurring permanent tax benefits. In addition, the effective tax rate in the current year reflected the resolution of certain prior years’ tax items.

Table 5: Selected Card-Related Statistical Information
	As of or for the		Change
	Three Months Ended		2017
	March 31,		vs.
	2017	2016	2016
Card billed business: (billions)
United States	$165.4	$176.3	(6)%
Outside the United States	86.9	77.5	12
Worldwide	$252.3	$253.8	(1)
Total cards-in-force: (millions)
United States	48.2	57.9	(17)
Outside the United States	63.0	60.7	4
Worldwide	111.2	118.6	(6)
Basic cards-in-force: (millions)
United States	38.1	45.1	(16)
Outside the United States	52.2	50.0	4
Worldwide	90.3	95.1	(5)
Average basic Card Member spending: (dollars)(a)
United States	$4,859	$4,249	14
Outside the United States	3,283	3,082	7
Worldwide Average	$4,387	$3,952	11
Card Member loans: (billions)
United States	$56.6	$50.7	12
Outside the United States	7.0	6.7	4
Worldwide	$63.6	$57.4	11
Average discount rate	2.45%	2.44%
Average fee per card (dollars)(a)	$48	$40	20%
(a)
Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

Table 6: Billed Business Growth
	Three Months Ended
	March 31, 2017
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates(a)
Worldwide(b)
Total billed business	(1)%	―	%
Proprietary billed business	(2)	(2)
GNS billed business(c)	7	6
Airline-related volume (9% of worldwide billed business)	1	2
United States(b)
Billed business	(6)
Proprietary consumer card billed business(d)	(13)
Proprietary small business and corporate services billed business(e)	2
T&E-related volume (27% of U.S. billed business)	(5)
Non-T&E-related volume (73% of U.S. billed business)	(7)
Airline-related volume (8% of U.S. billed business)	(4)
Outside the United States(b)
Billed business	12	13
Japan, Asia Pacific & Australia (JAPA) billed business	16	14
Latin America & Canada (LACC) billed business	10	9
Europe, the Middle East & Africa (EMEA) billed business	7	12
Proprietary consumer card billed business(c)	8	11
Proprietary small business and corporate services billed business(e)	13%	14%
(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 7: Selected Credit Related Statistical Information
	As of or for the		Change
	Three Months Ended		2017
	March 31,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016
Worldwide Card Member loans: (a)
Total loans (billions)	$63.6	$57.4	11%
Loss reserves:
Beginning balance	$1,223	$1,028	19
Provisions (b)	337	227	48
Net write-offs — principal only (c)	(272)	(214)	27
Net write-offs — interest and fees (c)	(51)	(40)	28
Other	11	11	―
Ending balance	$1,248	$1,012	23
Ending reserves — principal	$1,179	$959	23
Ending reserves — interest and fees	$69	$53	30
% of loans	2.0%	1.8%
% of past due	158%	161%
Average loans (billions)(a)	$63.9	$57.4	11
Net write-off rate — principal only (d)	1.7%	1.5%
Net write-off rate — principal, interest and fees (d)	2.0%	1.8%
30+ days past due as a % of total (d)	1.2%	1.1%

Worldwide Card Member receivables: (a)
Total receivables (billions)	$47.6	$44.5	7
Loss reserves:
Beginning balance	$467	$462	1
Provisions (b)	213	169	26
Net write-offs (c)	(194)	(186)	4
Other	5	1	#
Ending balance	$491	$446	10%
% of receivables	1.0%	1.0%
Net write-off rate — principal only (d)	1.7%	1.9%
Net write-off rate — principal and fees (d)	2.0%	2.1%
30+ days past due as a % of total (d)	1.5%	1.5%
Net loss ratio as a % of charge volume — GCP	0.11%	0.08%
90+ days past billing as a % of total — GCP	0.7%	0.7%
# Denotes a variance greater than 100 percent.
(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.
(b)	Reflects provisions for principal, interest and/or fees on Card Member loans and receivables. Refer to Table 3 footnote (a).
(c)	Write-offs, less recoveries.
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

Table 8: Net Interest Yield on Card Member Loans
	Three Months Ended
	March 31,
(Millions, except percentages and where indicated)	2017	2016
Net interest income	$1,500	$1,580
Exclude:
Interest expense not attributable to our Card Member loan portfolio	252	238
Interest income not attributable to our Card Member loan portfolio	(130)	(103)
Adjusted net interest income (a)	$1,622	$1,715
Average loans including HFS loan portfolios (billions)(b)	$63.9	$70.8
Net interest income divided by average loans	9.4%	8.9%
Net interest yield on Card Member loans (a)	10.3%	9.7%
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

Business Segment Results

U.S. Consumer Services

Table 9: USCS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,857	$2,029	$(172)	(8)%
Interest income	1,308	1,391	(83)	(6)
Interest expense	146	140	6	4
Net interest income	1,162	1,251	(89)	(7)
Total revenues net of interest expense	3,019	3,280	(261)	(8)
Provisions for losses	294	190	104	55
Total revenues net of interest expense after provisions for losses	2,725	3,090	(365)	(12)
Expenses
Marketing, promotion, rewards, Card Member services and other	1,297	1,348	(51)	(4)
Salaries and employee benefits and other operating expenses	728	655	73	11
Total expenses	2,025	2,003	22	1
Pretax segment income	700	1,087	(387)	(36)
Income tax provision	231	393	(162)	(41)
Segment income	$469	$694	$(225)	(32)%
Effective tax rate	33.0%	36.2%

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.
Non-interest revenues decreased, primarily due to lower discount revenue, which decreased $201 million, reflecting Costco-related revenues in the prior year. Billed business decreased 13 percent, driven by Costco-related volumes included in the prior year. The decrease in discount revenue was partially offset by an increase in net card fees, resulting from growth in the Platinum, Gold and Delta portfolios, as well as higher delinquency fees.
Net interest income decreased, primarily driven by Costco cobrand-related interest income included in the prior year and higher interest expense, primarily driven by higher cost of funds in the current year, partially offset by an increase in average Card Member loans across other lending products and higher yields.

Provisions for losses increased, primarily driven by Card Member loans provision, which increased $80 million, due to strong momentum in our lending growth initiatives, as well as a slight increase in delinquencies and higher net write-off rates primarily due to the seasoning of loans related to newer Card Members and a shift towards non-cobrand lending products, which have slightly higher write-off rates.

Marketing, promotion, rewards, Card Member services and other expenses decreased, reflecting lower marketing and promotion and Card Member rewards expenses, partially offset by an increase in Card Member services and other expenses. Marketing and promotion expenses decreased $21 million, due to higher levels of spending on growth initiatives in the prior year. Card Member rewards expense decreased $49 million, reflecting Costco-related expenses in the prior year, partially offset by recent enhancements to Platinum rewards and spending volumes. Card Member services and other expenses increased $19 million, driven by higher usage of travel-related benefits.
Salaries and employee benefits and other operating expenses increased, primarily driven by the prior year gain on the sale of the JetBlue HFS portfolio, partially offset by lower servicing-related costs in the current year and the prior year HFS valuation allowance adjustment.
The effective tax rate was lower, primarily reflecting the level of pretax income in relation to recurring permanent tax benefits and the resolution of certain prior years’ tax items.

Table 10: USCS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2017
	March 31,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016
Card billed business (billions)	$77.5	$89.0	(13)%
Total cards-in-force	33.2	40.9	(19)
Basic cards-in-force	23.7	28.8	(18)
Average basic Card Member spending (dollars)	$3,297	$3,092	7
Total segment assets (billions)	$81.2	$86.3	(6)
Segment capital (billions)	$7.1	$7.4	(4)
Return on average segment capital (a)	31.9%	31.8%
Card Member loans: (b)
Total loans (billions)	$46.7	$42.4	10
Average loans (billions)	$47.2	$42.5	11
Net write-off rate – principal only (c)	1.7%	1.5%
Net write-off rate – principal, interest and fees (c)	2.0%	1.7%
30+ days past due loans as a % of total	1.2%	1.0%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$1,162	$1,251
Exclude:
Interest expense not attributable to our Card Member loan portfolio	23	19
Interest income not attributable to our Card Member loan portfolio	(18)	(5)
Adjusted net interest income (d)	$1,167	$1,265
Average loans including HFS loan portfolios (billions)(e)	$47.2	$53.8
Net interest income divided by average loans	9.8%	9.3%
Net interest yield on Card Member loans(d)	10.0%	9.5%
Card Member receivables: (b)
Total receivables (billions)	$10.9	$10.3	6%
Net write-off rate – principal only (c)	1.5%	1.8%
Net write-off rate – principal and fees (c)	1.7%	2.0%
30+ days past due as a % of total	1.3%	1.4%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($2.3 billion and $2.4 billion for the twelve months ended March 31, 2017 and 2016, respectively) by (ii) one-year average segment capital ($7.2 billion and $7.5 billion for the twelve months ended March 31, 2017 and 2016, respectively).

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

(e)	Refer to Table 8 footnote (b).

International Consumer and Network Services

Table 11: ICNS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,195	$1,140	$55	5%
Interest income	235	227	8	4
Interest expense	53	54	(1)	(2)
Net interest income	182	173	9	5
Total revenues net of interest expense	1,377	1,313	64	5
Provisions for losses	66	71	(5)	(7)
Total revenues net of interest expense after provisions for losses	1,311	1,242	69	6
Expenses
Marketing, promotion, rewards, Card Member services and other	505	481	24	5
Salaries and employee benefits and other operating expenses	514	506	8	2
Total expenses	1,019	987	32	3
Pretax segment income	292	255	37	15
Income tax provision	74	67	7	10
Segment income	$218	$188	$30	16%
Effective tax rate	25.3%	26.3%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.
Non-interest revenues increased, primarily driven by higher discount revenue, due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, as well as higher net card fees. Total billed business increased due to increases in both cards-in-force and average spend per card. Refer to Tables 6 and 12 for additional information on billed business.
Net interest income increased, primarily driven by higher average loan balances.
Marketing, promotion, rewards, Card Member services and other expenses increased, primarily driven by higher Card Member rewards expense due to higher spending volumes.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher servicing-related costs, partially offset by lower salaries and employee benefits costs.
The effective tax rate in both periods reflects the impact of recurring permanent tax benefits both in relation to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under our internal tax allocation process, and on varying levels of pretax income.

Table 12: ICNS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2017
	March 31,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016
Card billed business (billions)
Proprietary	$26.6	$24.7	8%
GNS	43.4	40.5	7
Total	$70.0	$65.2	7
Total cards-in-force
Proprietary	15.3	14.8	3
GNS	49.0	47.7	3
Total	64.3	62.5	3
Proprietary basic cards-in-force	10.5	10.1	4
Average proprietary basic Card Member spending (dollars)	$2,542	$2,455	4
Total segment assets (billions)	$36.1	$34.3	5
Segment capital (billions)	$2.7	$2.5	8
Return on average segment capital (a)	26.4%	23.6%
Card Member loans: (b)
Total loans (billions)	$6.8	$6.6	3
Average loans (billions)	$6.9	$6.8	1
Net write-off rate – principal only (c)	2.0%	1.9%
Net write-off rate – principal, interest and fees (c)	2.5%	2.4%
30+ days past due loans as a % of total	1.7%	1.8%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$182	$173
Exclude:
Interest expense not attributable to our Card Member loan portfolio	10	11
Interest income not attributable to our Card Member loan portfolio	(3)	(3)
Adjusted net interest income (d)	$189	$181
Average loans (billions)	$6.9	$6.8
Net interest income divided by average loans	10.6%	10.3%
Net interest yield on Card Member loans (d)	11.1%	10.8%
Card Member receivables: (b)
Total receivables (billions)	$5.5	$5.6	(2)%
Net write-off rate – principal only (c)	2.1%	2.2%
Net write-off rate – principal and fees(c)	2.3%	2.4%
30+ days past due loans as a % of total	1.5%	1.5%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($685 million and $676 million for the twelve months ended March 31, 2017 and 2016, respectively) by (ii) one-year average segment capital ($2.6 billion and $2.9 billion for the twelve months ended March 31, 2017 and 2016, respectively).

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

Global Commercial Services

Table 13: GCS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$2,271	$2,190	$81	4%
Interest income	319	321	(2)	(1)
Interest expense	109	95	14	15
Net interest income	210	226	(16)	(7)
Total revenues net of interest expense	2,481	2,416	65	3
Provisions for losses	208	160	48	30
Total revenues net of interest expense after provisions for losses	2,273	2,256	17	1
Expenses
Marketing, promotion, rewards, Card Member services and other	938	766	172	22
Salaries and employee benefits and other operating expenses	705	729	(24)	(3)
Total expenses	1,643	1,495	148	10
Pretax segment income	630	761	(131)	(17)
Income tax provision	212	276	(64)	(23)
Segment income	$418	$485	$(67)	(14)%
Effective tax rate	33.7%	36.3%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased, primarily driven by higher discount revenue due to an increase in billed business, partially offset by Costco-related revenues in the prior year. The increase in Non-interest revenues was also driven by higher net card fees, due to growth in the U.S. small business Platinum and Gold portfolios.
Net interest income decreased, primarily driven by higher interest expense, reflecting an increase in the cost of funds, and Costco cobrand interest income in the prior year, partially offset by an increase in average Card Member loans across other lending products.
Provisions for losses increased due to strong growth in both Card Member receivables and loans, leading to higher net write-offs and a slight increase in delinquencies, partially offset by lower write-offs and delinquencies in the commercial financing portfolio.
Marketing, promotion, rewards, Card Member services and other expenses increased, driven by modestly higher marketing and promotion expenses, as a result of spending on growth initiatives in our Global Corporate Payments business, and higher Card Member rewards expenses, which increased $127 million, primarily driven by recent enhancements to Platinum rewards, higher spending volumes and an increase in the WAC per point, partially offset by Costco-related expenses in the prior year.

Salaries and employee benefits and other operating expenses decreased, primarily due to lower technology-related expenses and the HFS valuation allowance in the prior year, partially offset by the prior year gain on the sale of the JetBlue HFS portfolio.
The effective tax rate was lower, primarily reflecting the geographic mix of business and the resolution of certain prior years’ tax items.

Table 14: GCS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2017
	March 31,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016
Card billed business (billions)	$102.8	$98.5	4%
Total cards-in-force	13.7	15.2	(10)
Basic cards-in-force	13.7	15.2	(10)
Average basic Card Member spending (dollars)	$7,533	$6,509	16
Total segment assets (billions)	$48.3	$46.7	3
Segment capital (billions)	$7.2	$7.2	―
Return on average segment capital (a)	25.4%	28.0%
Card Member loans (billions)	$10.0	$8.3	20
Card Member receivables (billions)	$31.2	$28.6	9
Card Member loans: (b)
Total loans - GSBS (billions)	$10.0	$8.3	20
Average loans - GSBS (billions)	$9.6	$8.1	19
Net write-off rate (principal only) - GSBS (c)	1.6%	1.4%
Net write-off rate (principal, interest and fees) - GSBS (c)	1.8%	1.6%
30+ days past due as a % of total - GSBS	1.2%	1.0%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$210	$226
Exclude:
Interest expense not attributable to our Card Member loan portfolio	83	72
Interest income not attributable to our Card Member loan portfolio	(27)	(28)
Adjusted net interest income(d)	$266	$270
Average loans including HFS loan portfolios (billions)(e)	$9.7	$10.3
Net interest income divided by average loans	8.7%	8.8%
Net interest yield on Card Member loans (d)	11.1%	10.5%
Card Member receivables: (b)
Total receivables - GCP (billions)	$16.6	$15.4	8
90+ days past billing as a % of total - GCP (f)	0.7%	0.7%
Net loss ratio (as a % of charge volume) - GCP	0.11%	0.08%
Total receivables - GSBS (billions)	$14.6	$13.2	11%
Net write-off rate (principal only) - GSBS (c)	1.8%	1.8%
Net write-off rate (principal and fees) - GSBS (c)	2.0%	2.1%
30+ days past due as a % of total - GSBS	1.6%	1.6%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.8 billion and $2.0 billion for the twelve months ended March 31, 2017 and 2016, respectively) by (ii) one-year average segment capital ($7.3 billion and $7.1 billion for the twelve months ended March 31, 2017 and 2016, respectively).

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

Global Merchant Services

Table 15: GMS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,017	$1,041	$(24)	(2)%
Interest expense	(58)	(59)	1	(2)
Net interest income	58	59	(1)	(2)
Total revenues net of interest expense	1,075	1,100	(25)	(2)
Provisions for losses	3	8	(5)	(63)
Total revenues net of interest expense after provisions for losses	1,072	1,092	(20)	(2)
Expenses
Marketing, promotion, rewards, Card Member services and other	32	58	(26)	(45)
Salaries and employee benefits and other operating expenses	473	463	10	2
Total expenses	505	521	(16)	(3)
Pretax segment income	567	571	(4)	(1)
Income tax provision	204	214	(10)	(5)
Segment income	$363	$357	$6	2%
Effective tax rate	36.0%	37.5%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues decreased, primarily due to lower discount revenue driven by Costco cobrand-related revenues in the prior year as well as higher contra-revenues in the current year.
Marketing, promotion, rewards, Card Member services and other expenses decreased, reflecting higher levels of spending on growth initiatives in the prior year.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher allocated servicing-related costs, partially offset by growth of the OptBlue program, which does not entail merchant acquirer payments, and lower salaries and employee benefits costs.

Table 16: GMS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2017
	March 31,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016
Loyalty Coalition revenue	$102	$94	9%
Average discount rate	2.45%	2.44%
Total segment assets (billions)	$24.5	$23.7	3%
Segment capital (billions)	$2.7	$2.4	13%
Return on average segment capital(a)	59.1%	62.7%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for both the twelve months ended March 31, 2017 and 2016) by (ii) one-year average segment capital ($2.5 billion and $2.4 billion for the twelve months ended March 31, 2017 and 2016, respectively).

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.
Corporate & Other net expense decreased to $231 million for the three months ended March 31, 2017, compared to $298 million in the same period a year ago, primarily driven by prior year restructuring charges.
Results for both periods included net interest expense related to maintaining the liquidity requirements discussed in “Consolidated Capital Resources and Liquidity – Liquidity Management,” as well as interest expense related to other corporate indebtedness.

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

Transitional Basel III
The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank), as of March 31, 2017.
Table 17: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	March 31,
	2017(a)	2017
Risk-Based Capital
Common Equity Tier 1	5.8%
American Express Company		12.7%
American Express Centurion Bank		17.7
American Express Bank, FSB		14.3
Tier 1	7.3
American Express Company		13.9
American Express Centurion Bank		17.7
American Express Bank, FSB		14.3
Total	9.3
American Express Company		15.6
American Express Centurion Bank		19.0
American Express Bank, FSB		15.6
Tier 1 Leverage	4.0
American Express Company		11.5
American Express Centurion Bank		17.4
American Express Bank, FSB		12.2
Supplementary Leverage Ratio(b)	3.0%
American Express Company		9.9
American Express Centurion Bank		13.3
American Express Bank, FSB		10.1%
(a)	Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2017 for advanced approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

Table 18: Regulatory Risk-Based Capital Components and Risk Weighted Assets
American Express Company	March 31,
($ in Billions)	2017
Risk-Based Capital
Common Equity Tier 1	$16.3
Tier 1 Capital	17.8
Tier 2 Capital(a)	2.2
Total Capital	20.0

Risk-Weighted Assets	128.6
Average Total Assets to calculate the Tier 1 Leverage Ratio	155.0
Total Leverage Exposure to calculate SLR	$180.5
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

Fully Phased-in Basel III
Basel III, when fully phased in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased in as of March 31, 2017. These ratios are calculated using the standardized approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III advanced approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 19: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

March 31,
($ in Billions)	2017
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	12.3%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	13.5

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	11.3
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.7%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$130.3
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	154.8
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$180.4
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

The following table presents a comparison of our CET1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated CET1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of March 31, 2017.

Table 20: Transitional Basel III versus Fully Phased-in Basel III
(Billions)	CET1	Tier 1
Risk-Based Capital under Transitional Basel III	$16.3	$17.8
Adjustments related to:
AOCI	(0.1)	(0.1)
Transition provisions for intangible assets	(0.2)	(0.2)
Other	―	―
Estimated CET1 and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.0	$17.5

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

During the three months ended March 31, 2017, we returned $1.1 billion to our shareholders in the form of common stock dividends ($0.3 billion) and share repurchases ($0.8 billion). We repurchased 11 million common shares at an average price of $77.93 in the first quarter of 2017. These dividend and share repurchase amounts collectively represent approximately 91 percent of total capital generated during the quarter.
In addition, during the three months ended March 31, 2017, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series C Preferred Shares during the first quarter of 2017 were $21 million.

Bank holding companies with $50.0 billion or more in total consolidated assets, including the Company, are required to develop and maintain a capital plan, and to submit the capital plan to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (CCAR) process. All such bank holding companies were required to submit their capital plans and stress testing results to the Federal Reserve by April 5, 2017. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR 2017, including the reasons for any objection to capital plans, by June 30, 2017. In addition, the Federal Reserve will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.

Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of March 31, 2017 and December 31, 2016:

Table 21: Summary of Consolidated Debt and Customer Deposits

(Billions)	March 31, 2017	December 31, 2016
Short-term borrowings	$3.6	$5.6
Long-term debt	51.6	47.0
Total debt	55.2	52.6
Customer deposits	53.8	53.0
Total debt and customer deposits	$109.0	$105.6

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
During the three months ended March 31, 2017, we issued (i) $3.1 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $2.3 billion of three year Class A Certificates at a fixed rate of 1.93%, $700 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 45 basis points, and $99 million of three year Class B Certificates at a fixed rate of 2.10%, and (ii) $4.5 billion of senior unsecured notes from American Express Credit Corporation consisting of $2.0 billion of three year notes at a fixed rate of 2.20%, $1.7 billion of five year notes at a fixed rate of 2.70%, $450 million of three year notes at a floating rate of 3-month LIBOR plus 43 basis points, and $300 million of five year notes at a floating rate of 3-month LIBOR plus 70 basis points.

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

Table 22: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable
Fitch	All rated entities	F1	A	Negative
Moody’s	TRS and rated operating subsidiaries (a)	Prime 1	A2	Stable
Moody's	American Express Company	Prime 2	A3	Stable
S&P	TRS (a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
(a)	American Express Travel Related Services Company, Inc.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other various regulatory liquidity requirements, such as the LCR, as well as additional stress scenarios required under our liquidity risk policy.

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

Securitized Borrowing Capacity
As of March 31, 2017, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 16, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 17, 2018, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2017, $1.6 billion was drawn on the Charge Trust facility. No amounts were drawn on the Lending Trust facility.

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

We had approximately $58.2 billion as of March 31, 2017 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of March 31, 2017 of $3.0 billion, which expires on December 9, 2018. As of March 31, 2017, no amounts were drawn on this facility.

Unused Credit Outstanding
As of March 31, 2017, we had approximately $252 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31:

Table 23: Cash Flows

(Billions)	2017	2016
Total cash provided by (used in):
Operating activities	$1.2	$2.5
Investing activities	0.7	3.7
Financing activities	2.2	(3.9)
Effect of foreign currency exchange rates on cash and cash equivalents and other	0.1	―
Net increase in cash and cash equivalents	$4.2	$2.3

Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

For the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $1.2 billion and $2.5 billion, respectively, driven by net income of $1.2 billion and $1.4 billion, respectively, adjusted for non-cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The decrease during the periods of comparison was driven primarily by impacts from movements in Accounts payable and other liabilities as a result of normal business operating activities.

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, along with gains on sales related thereto, as well as changes in our available for sale investment securities portfolio.

For the three months ended March 31, 2017 and 2016, net cash provided by investing activities was $0.7 billion and $3.7 billion, respectively. The decrease in the current period, as compared to the three months ended March 31, 2016, primarily reflected the sale of the JetBlue HFS portfolio and a decrease in the remaining HFS portfolio balances in the prior period.

Cash Flows from Financing Activities
Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

For the three months ended March 31, 2017 and 2016, net cash provided by (used in) financing activities was $2.2 billion and ($3.9) billion, respectively. The increase in the current period, as compared to the three months ended March 31, 2016, primarily resulted from a lower net decrease in short-term borrowings and higher net long-term debt issuance in the current year, as compared to the prior year.

OTHER MATTERS
Certain Legislative, Regulatory and Other Developments
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, and a stringent and unpredictable regulatory enforcement environment.
Please see the “Supervision and Regulation” and “Risk Factors” sections of the Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K) for further information.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The European Union, Australia and other jurisdictions have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and MasterCard networks, the American Express network does not have interchange fees or collectively set fees or rules, antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue can be expected to lead card issuers either to look to reduce costs by scaling back or eliminating rewards, services or benefits to cardholders and other customers or to look for other sources of revenue from consumers such as higher annual card fees or interest charges. For more information on the European Union payments legislation and the Australia payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2016 Form 10-K.
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
Surcharging
In certain countries, such as certain Member States in the European Union and Australia, merchants are permitted by law to surcharge card purchases. While surcharging continues to be actively considered in certain jurisdictions, the benefits to customers have not been apparent in countries that have allowed it, and in some cases regulators are addressing concerns about excessive surcharging by merchants. For example, the Reserve Bank of Australia amended its rules to limit surcharging in Australia to the actual cost of card acceptance paid to the merchant acquirer.
Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, as well as other steering practices that are permitted by regulation in some countries, could have a material adverse effect on us if it becomes widespread. As revisions to the Payment Services Directive in the European Union are transposed into national law by each Member State, there may be increased instances of differential surcharging of our cards, customer and merchant confusion as to which transactions may be surcharged and Card Member dissatisfaction. In addition, the laws of a number of states in the United States that prohibit surcharging are being challenged in litigation brought by merchant groups.
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2016 Form 10-K.

Consumer Financial Products Regulation
In the United States, our marketing and sale of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the Consumer Financial Protection Bureau (CFPB), which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection and disclosure laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us.
The review of products and practices to assess compliance with such laws and regulations and to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and regulators more broadly, as well as our own internal reviews. For example, federal banking regulators have recently announced they are conducting horizontal reviews of banking sales practices and we are cooperating with regulators in those reviews.
Internal and regulatory reviews have resulted in, and are likely to continue to result in, changes to our practices, products and procedures, substantial restitution to our Card Members and increased costs related to regulatory oversight, supervision and examination. Such reviews may also result in additional regulatory actions, including civil money penalties.
For more information on CFPB proposed rules, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2016 Form 10-K.
Antitrust Litigation
The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. The trial court ruled that the challenged provisions violate U.S. antitrust laws and issued an injunction. Following our appeal of this judgment, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express, which occurred on January 25, 2017. We continue to vigorously defend similar antitrust claims initiated by merchants in other court and arbitration proceedings. See the “Legal Proceedings” section in our 2016 Form 10-K for descriptions of the DOJ and related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2016 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. There were no material changes in these market risks since December 31, 2016.

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

Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, the strengthening of the U.S. dollar, a greater erosion of the average discount rate than expected, a greater impact on discount revenue from cash back and cobrand partner and client incentive payments, more cautious spending by large and global corporate Card Members and lower spending on new cards acquired than estimated; our success in addressing competitive pressures and implementing strategies and business initiatives, including growing profitable spending from new and existing Card Members, increasing penetration among middle market and small business clients, expanding our international footprint and increasing merchant acceptance; the level of spend in bonus categories on rewards-based and/or cash-back cards and redemptions of Card Member rewards and offers; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, impairments, the imposition of fines or civil money penalties, an increase in Card Member reimbursements and changes in reserves; write-downs of deferred tax assets as a result of tax law or other changes; credit performance remaining consistent with current expectations; continued growth of Card Member loans; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on Card Member engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and potential deposit rate increases); the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

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

•
rewards expense and cost of Card Member services growing inconsistently from expectations, which will depend in part on Card Member behavior as it relates to their spending patterns and actual usage and redemption of rewards, as well as the degree of interest of Card Members in the value proposition we offer; increasing competition, which could result in greater rewards offerings; our ability to enhance card products and services to make them attractive to Card Members and to continue to expand our global lounge collection; and the amount we spend on the promotion of enhanced services and rewards categories and the success of such promotion;

•
our ability to reduce our overall cost base, which will depend in part on the timing and financial impact of reengineering plans, which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings and underestimating hiring and other employee needs; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; our ability to optimize marketing and promotion expenses, which could be impacted by higher advertising and Card Member acquisition costs, competitive pressures that may require additional expenditures or limit our ability to reduce costs and an inability to continue to shift Card Member acquisition to digital channels; and the availability of opportunities to invest at a higher level due to favorable business results and changes in macroeconomic conditions;

•
the ability to reduce annual operating expenses, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces depending on overall business performance; greater than expected inflation; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

•
our delinquency and write-off rates and growth of provision expense being higher than current expectations, which will depend in part on changes in the level of loan balances and delinquencies, mix of loan balances, loans and receivables related to new Card Members and other borrowers performing as expected, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

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

•
the possibility that we will not execute on our plans to significantly increase merchant coverage, which will depend in part on the success of OptBlue merchant acquirers in signing merchants to accept American Express, which could be impacted by the pricing set by the merchant acquirers, the value proposition offered to small merchants and the efforts of OptBlue merchant acquirers to sign merchants for American Express acceptance, as well as the awareness and willingness of Card Members to use American Express cards at small merchants and of those merchants to accept American Express cards;

•
changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions of companies and our results of operations and capital needs in any given period;

•
deposit rates increasing faster or slower than current expectations due to market pressures, regulatory constraints or changes in benchmark interest rates, which could affect net interest yield and our cost of funding;

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

•
legal and regulatory developments, including with regard to broad payment system regulatory regimes, actions by the CFPB and other regulators and the stricter regulation of financial institutions, which could require us to make fundamental changes to many of our business practices; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase our stock; result in harm to the American Express brand; potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our asset securitization program; or potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;

•
changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•
factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyberattacks or fraud, all of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and results of operations or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the 2016 Form 10-K and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).
We do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages and seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims, could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are described in our 2016 Form 10-K. For additional information, see Note 8 to our “Consolidated Financial Statements.”

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2016 Form 10-K. There are no material changes from the risk factors set forth in the 2016 Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2016 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2017
Repurchase program(a)	3,999,747	$76.07	3,999,747	131,388,031
Employee transactions(b)	―	―	N/A	N/A

February 1-28, 2017
Repurchase program(a)	1,749,740	$78.85	1,749,740	129,638,291
Employee transactions(b)	855,075	$76.86	N/A	N/A

March 1-31, 2017
Repurchase program(a)	5,116,427	$79.07	5,116,427	124,521,864
Employee transactions(b)	7,322	$76.85	N/A	N/A

Total
Repurchase program(a)	10,865,914	$77.93	10,865,914	124,521,864
Employee transactions(b)	862,397	$76.86	N/A	N/A
(a)
On September 26, 2016, the Board of Directors authorized the repurchase of up to 150 million shares of common stock from time to time, subject to market conditions and the Federal Reserve’s non-objection to our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date.

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

.

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the first quarter of 2017 approximately 80 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 27, 2017	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: April 27, 2017	By	/s/ Linda Zukauckas
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