Form 10-Q
period 2017-06-30
AMERICAN EXPRESS CO
filed 2017-07-25
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 18, 2017
Common Shares (par value $0.20 per share)	883,979,644 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2017	2016
Revenues
Non-interest revenues
Discount revenue	$4,815	$4,824
Net card fees	771	715
Other fees and commissions	752	702
Other	439	545
Total non-interest revenues	6,777	6,786
Interest income
Interest on loans	1,947	1,818
Interest and dividends on investment securities	23	34
Deposits with banks and other	82	33
Total interest income	2,052	1,885
Interest expense
Deposits	176	150
Long-term debt and other	346	286
Total interest expense	522	436
Net interest income	1,530	1,449
Total revenues net of interest expense	8,307	8,235
Provisions for losses
Charge card	163	153
Card Member loans	404	285
Other	17	25
Total provisions for losses	584	463
Total revenues net of interest expense after provisions for losses	7,723	7,772
Expenses
Marketing and promotion	830	788
Card Member rewards	1,926	1,766
Card Member services and other	349	281
Salaries and employee benefits	1,293	1,451
Other, net	1,376	470
Total expenses	5,774	4,756
Pretax income	1,949	3,016
Income tax provision	609	1,001
Net income	$1,340	$2,015
Earnings per Common Share (Note 15): (a)
Basic	$1.47	$2.11
Diluted	$1.47	$2.10
Average common shares outstanding for earnings per common share:
Basic	890	938
Diluted	893	941
Cash dividends declared per common share	$0.32	$0.29
(a)
Represents net income less (i) earnings allocated to participating share awards of $11 million and $17 million for the three months ended June 30, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $19 million for both the three months ended June 30, 2017 and 2016.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2017	2016
Revenues
Non-interest revenues
Discount revenue	$9,334	$9,467
Net card fees	1,519	1,414
Other fees and commissions	1,465	1,382
Other	848	1,031
Total non-interest revenues	13,166	13,294
Interest income
Interest on loans	3,807	3,756
Interest and dividends on investment securities	46	70
Deposits with banks and other	142	64
Total interest income	3,995	3,890
Interest expense
Deposits	325	300
Long-term debt and other	640	561
Total interest expense	965	861
Net interest income	3,030	3,029
Total revenues net of interest expense	16,196	16,323
Provisions for losses
Charge card	376	322
Card Member loans	741	512
Other	40	63
Total provisions for losses	1,157	897
Total revenues net of interest expense after provisions for losses	15,039	15,426
Expenses
Marketing and promotion	1,530	1,515
Card Member rewards	3,733	3,469
Card Member services and other	670	563
Salaries and employee benefits	2,557	2,789
Other, net	2,783	1,890
Total expenses	11,273	10,226
Pretax income	3,766	5,200
Income tax provision	1,189	1,759
Net income	$2,577	$3,441
Earnings per Common Share (Note 15): (a)
Basic	$2.81	$3.55
Diluted	$2.80	$3.54
Average common shares outstanding for earnings per common share:
Basic	895	949
Diluted	898	952
Cash dividends declared per common share	$0.64	$0.58
(a)
Represents net income less (i) earnings allocated to participating share awards of $21 million and $28 million for the six months ended June 30, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $40 million for both the six months ended June 30, 2017 and 2016.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Net income	$1,340	$2,015	$2,577	$3,441
Other comprehensive income (loss):
Net unrealized securities gains, net of tax	―	5	6	7
Foreign currency translation adjustments, net of tax	33	(130)	349	(126)
Net unrealized pension and other postretirement benefits, net of tax	9	6	1	32
Other comprehensive income (loss)	42	(119)	356	(87)
Comprehensive income	$1,382	$1,896	$2,933	$3,354

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Millions, except share data)	2017	2016
Assets
Cash and cash equivalents
Cash and due from banks	$2,709	$3,278
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2017, $102; 2016, $115)	26,363	20,779
Short-term investment securities	1,370	1,151
Total cash and cash equivalents	30,442	25,208
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2017, $7,949; 2016, $8,874), less reserves: 2017, $475; 2016, $467	48,930	46,841
Other receivables, less reserves: 2017, $32; 2016, $45	2,832	3,232
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2017, $24,521; 2016, $26,129), less reserves: 2017, $1,320; 2016, $1,223	64,651	64,042
Other loans, less reserves: 2017, $54; 2016, $42	1,855	1,419
Investment securities	3,360	3,157
Premises and equipment, less accumulated depreciation and amortization: 2017, $5,596; 2016, $5,145	4,445	4,433
Other assets (includes restricted cash of consolidated variable interest entities: 2017, $55; 2016, $38)	10,482	10,561
Total assets	$166,997	$158,893
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$57,726	$53,042
Travelers Cheques and other prepaid products	2,503	2,812
Accounts payable	12,106	11,190
Short-term borrowings	3,426	5,581
Long-term debt (includes debt issued by consolidated variable interest entities: 2017, $16,002; 2016, $15,113)	51,945	46,990
Other liabilities	18,116	18,777
Total liabilities	145,822	138,392
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2017 and December 31, 2016	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 885 million shares as of June 30, 2017 and 904 million shares as of December 31, 2016	177	181
Additional paid-in capital	12,456	12,733
Retained earnings	10,970	10,371
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax of: 2017, $8; 2016, $5	13	7
Foreign currency translation adjustments, net of tax of: 2017, $(362); 2016, $24	(1,913)	(2,262)
Net unrealized pension and other postretirement benefits, net of tax of: 2017, $(194); 2016, $(186)	(528)	(529)
Total accumulated other comprehensive loss	(2,428)	(2,784)
Total shareholders’ equity	21,175	20,501
Total liabilities and shareholders’ equity	$166,997	$158,893

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2017	2016
Cash Flows from Operating Activities
Net income	$2,577	$3,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,157	897
Depreciation and amortization	615	536
Deferred taxes and other	2	(852)
Stock-based compensation	152	133
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	832	293
Other assets	181	(107)
Accounts payable and other liabilities	(902)	(697)
Travelers Cheques and other prepaid products	(330)	(444)
Net cash provided by operating activities	4,284	3,200
Cash Flows from Investing Activities
Sales of available-for-sale investment securities	1	45
Maturities and redemptions of available-for-sale investment securities	1,502	567
Purchases of investments	(1,768)	(791)
Net (increase) decrease in Card Member receivables and loans, including held for sale(a)	(3,169)	13,002
Purchase of premises and equipment, net of sales: 2017, $1; 2016, $2	(538)	(649)
Acquisitions/dispositions, net of cash acquired	(174)	(162)
Net (increase) decrease in restricted cash	(12)	126
Net cash (used in) provided by investing activities	(4,158)	12,138
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	4,666	(594)
Net decrease in short-term borrowings	(2,124)	(2,520)
Issuance of long-term debt	17,124	3,778
Principal payments on long-term debt	(12,349)	(1,558)
Issuance of American Express common shares	44	75
Repurchase of American Express common shares	(1,767)	(2,914)
Dividends paid	(620)	(601)
Net cash provided by (used in) financing activities	4,974	(4,334)
Effect of foreign currency exchange rates on cash and cash equivalents	134	1
Net increase in cash and cash equivalents	5,234	11,005
Cash and cash equivalents at beginning of period	25,208	22,762
Cash and cash equivalents at end of period	$30,442	$33,767
(a)	Refer to Note 2 for additional information.

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
Upon adoption of the new revenue recognition guidance, the Company anticipates using the full retrospective method, which applies the new standard to each prior reporting period presented. The Company has been working on the implementation of the standard since its issuance in 2014 and has made significant progress in evaluating the potential impact on its Consolidated Financial Statements. There will be changes to the recognition timing and classification of revenues and expenses, including potential changes to the presentation of certain credit and charge card related costs that are currently netted against discount revenue. The Company does not expect a significant impact to pretax income upon adoption. The Company is also in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard.
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. In the ordinary course of business, the Company makes investments in non-public companies currently recognized under cost method accounting.  Under the new guidance, these investments will be prospectively adjusted for observable price changes upon identification of identical or similar transactions of the same issuer. The Company continues to evaluate the impact this guidance will have on its financial position, results of operations and cash flows, as well as the impact the standard will have on its accounting policies, business processes, systems and internal controls.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company currently anticipates adopting the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company is in the process of upgrading its existing lease administration software for new lease accounting functionality, business processes and internal controls in preparation for the implementation. Specifically, the Company is currently reviewing its lease portfolio and is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts to the Company’s financial position, results of operations and cash flows upon adoption.
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, among other financial instruments (e.g., investments in available-for-sale debt securities), and may result in material increases to the Company’s credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. The Company has established an enterprise-wide, cross-discipline governance structure to implement the new standard. The Company is currently identifying key interpretive issues, and is evaluating existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.

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

During the first half of 2016, the Company completed the sales of substantially all of its outstanding Card Member loans and receivables HFS and recognized gains, as an expense reduction, in Other expenses, of $127 million and $1.1 billion during the three months ended March 31, 2016 and June 30, 2016, respectively. The impact of the sales, including the recognition of the proceeds received and the reclassification of the retained Card Member loans and receivables, is reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including HFS.

From the point of classification as HFS through the sale completion dates, the Company continued to recognize discount revenue, interest income, other revenues and expenses related to the HFS portfolios in the respective line items on the Consolidated Statements of Income, with changes in the valuation of the HFS portfolios recognized in Other expenses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 3.  Loans and Accounts Receivable

The Company’s lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.

Card Member loans by segment and Other loans as of June 30, 2017 and December 31, 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services(a)	$48,348	$48,758
International Consumer and Network Services	7,245	6,971
Global Commercial Services	10,378	9,536
Card Member loans	65,971	65,265
Less: Reserve for losses	1,320	1,223
Card Member loans, net	$64,651	$64,042
Other loans, net(b)	$1,855	$1,419
(a)
Includes approximately $24.5 billion and $26.1 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2017 and December 31, 2016, respectively.

(b)
Other loans primarily represent personal and commercial financing products. Other loans are presented net of reserves for losses of $54 million and $42 million as of June 30, 2017 and December 31, 2016, respectively.

Card Member accounts receivable by segment and Other receivables as of June 30, 2017 and December 31, 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services (a)	$11,344	$12,302
International Consumer and Network Services	5,988	5,966
Global Commercial Services	32,073	29,040
Card Member receivables	49,405	47,308
Less: Reserve for losses	475	467
Card Member receivables, net	$48,930	$46,841
Other receivables, net (b)	$2,832	$3,232
(a)	Includes $7.9 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2017 and December 31, 2016, respectively.
(b)
Other receivables primarily represent amounts related to (i) Global Network Services (GNS) partner banks for items such as royalty and franchise fees, (ii) certain merchants for billed discount revenue, and (iii) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $32 million and $45 million as of June 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2017 and December 31, 2016:

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due		Total
Card Member Loans:
U.S. Consumer Services	$47,797	$155	$119		$277	$48,348
International Consumer and Network Services	7,124	38	25		58	7,245
Global Commercial Services
Global Small Business Services	$10,207	$35	$25		$57	$10,324
Global Corporate Payments(a)	(b)	(b)	(b)	$	―	$54
Card Member Receivables:
U.S. Consumer Services	$11,220	$42	$24		$58	$11,344
International Consumer and Network Services	5,903	25	16		44	5,988
Global Commercial Services
Global Small Business Services	$14,967	$75	$41		$102	$15,185
Global Corporate Payments(a)	(b)	(b)	(b)		$136	$16,888

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due		Total
Card Member Loans:
U.S. Consumer Services	$48,216	$156	$119		$267	$48,758
International Consumer and Network Services	6,863	32	24		52	6,971
Global Commercial Services
Global Small Business Services	$9,378	$34	$23		$49	$9,484
Global Corporate Payments(a)	(b)	(b)	(b)	$	―	$52
Card Member Receivables:
U.S. Consumer Services	$12,158	$45	$30		$69	$12,302
International Consumer and Network Services	5,888	22	15		41	5,966
Global Commercial Services
Global Small Business Services	$14,047	$77	$47		$102	$14,273
Global Corporate Payments(a)	(b)	(b)	(b)		$135	$14,767
(a)
For Global Corporate Payments (GCP) Card Member loans and receivables in Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if the Company initiates collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan and receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).

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
	2017			2016
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	1.7%	2.0%	1.1%	1.5%	1.7%	1.1%
International Consumer and Network Services	2.0%	2.5%	1.7%	2.0%	2.4%	1.7%
Global Small Business Services	1.5%	1.8%	1.1%	1.3%	1.6%	1.1%
Card Member Receivables:
U.S. Consumer Services	1.4%	1.5%	1.1%	1.5%	1.8%	1.2%
International Consumer and Network Services	2.0%	2.2%	1.4%	2.2%	2.4%	1.4%
Global Small Business Services	1.7%	1.9%	1.4%	1.7%	2.0%	1.4%

			2017		2016
			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments			0.10%	0.8%	0.09%	0.7%
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for International Consumer and Network Services (ICNS) as of June 30, 2017 and December 31, 2016; therefore, this segment’s receivables are not included in the following tables.
	As of June 30, 2017

			Accounts Classified as a TDR(c)
2017 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$175	$156	$153	$132	$616	$560	$47
International Consumer and Network Services	58	―	―	―	58	57	―
Global Commercial Services	33	34	26	27	120	110	9
Card Member Receivables:
U.S. Consumer Services	―	―	10	8	18	18	4
Global Commercial Services	―	―	25	15	40	40	9
Total	$266	$190	$214	$182	$852	$785	$69

	As of December 31, 2016

			Accounts Classified as a TDR(c)
2016 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$178	139	165	129	611	558	51
International Consumer and Network Services	52	―	―	―	52	51	―
Global Commercial Services	30	30	26	26	112	103	9
Card Member Receivables:
U.S. Consumer Services	―	―	11	6	17	17	7
Global Commercial Services	―	―	28	10	38	38	21
Total	$260	$169	$230	$171	$830	$767	$88
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

(c)
Accounts classified as a TDR include $18 million and $20 million that are over 90 days past due and accruing interest and $7 million and $11 million that are non-accruals as of June 30, 2017 and December 31, 2016, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $139 million and $132 million of Card Member accounts that have successfully completed a modification program and $43 million and $39 million of Card Member accounts that were not in compliance with the terms of the modification programs as of June 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the three and six months ended June 30:
	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$618	$16	$616	$32
International Consumer and Network Services	56	4	55	8
Global Commercial Services	120	4	117	8
Card Member Receivables:
U.S. Consumer Services	18	―	18	―
Global Commercial Services	41	―	40	―
Total	$853	$24	$846	$48

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$551	$12	$555	$24
International Consumer and Network Services	54	4	53	8
Global Commercial Services	102	3	103	6
Card Member Receivables:
U.S. Consumer Services	13	―	12	―
Global Commercial Services	25	―	20	―
Total	$745	$19	$743	$38

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Consumer Services (USCS) and GCS Card Member loans and receivables modified as TDRs for the three and six months ended June 30, 2017 and 2016. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended				Six Months Ended
	June 30, 2017				June 30, 2017
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	7	$46	10	(b)	15	$103	11	(b)
Card Member Receivables	1	18	(c)	32	3	46	(c)	26
Total	8	$64			18	$149

	Three Months Ended				Six Months Ended
	June 30, 2016				June 30, 2016
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	7	$50	10	(b)	15	$107	11	(b)
Card Member Receivables	2	27	(c)	17	5	65	(c)	17
Total	9	$77			20	$172
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification, for the three and six months ended June 30, 2017 and 2016. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.
	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$10	4	$21
Card Member Receivables	1	2	2	3
Total	3	$12	6	$24

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	1	$9	2	$18
Card Member Receivables	1	1	2	2
Total	2	$10	4	$20
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

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

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2017	2016
Balance, January 1	$1,223	$1,028
Provisions(a)	741	512
Net write-offs(b)
Principal	(557)	(437)
Interest and fees	(106)	(80)
Other(c)	19	68
Balance, June 30	$1,320	$1,091
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $205 million and $179 million, and include net write-offs from TDRs of $21 million and $17 million, for the six months ended June 30, 2017 and 2016, respectively. Recoveries of interest and fees were de minimis.

(c)
Includes foreign currency translation adjustments of $10 million and $(2) million and other adjustments of $9 million and $3 million for the six months ended June 30, 2017 and 2016, respectively. The six months ended June 30, 2016 also includes reserves of $7 million in the first quarter and $60 million in the second quarter associated with $20 million and $245 million of retained Card Member loans, respectively, reclassified from HFS to held for investment during those periods as a result of retaining certain loans in connection with the respective sales of JetBlue and Costco cobrand card portfolios.

Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of June 30, 2017 and December 31, 2016:
(Millions)	2017	2016
Card Member loans evaluated individually for impairment(a)	$338	$346
Related reserves (a)	$56	$60
Card Member loans evaluated collectively for impairment(b)	$65,633	$64,919
Related reserves (b)	$1,264	$1,163
(a)	Represents loans modified as a TDR and related reserves.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2017	2016
Balance, January 1	$467	$462
Provisions(a)	376	322
Net write-offs(b)	(373)	(359)
Other(c)	5	(2)
Balance, June 30	$475	$423
(a)	Provisions for principal and fee reserve components.
(b)
Principal and fee components are presented less recoveries of $181 million and $202 million, including net write-offs from TDRs of $7 million and $16 million, for the six months ended June 30, 2017 and 2016, respectively.

(c)	Includes foreign currency translation adjustments of $14 and $(1) million and other adjustments of $(9) million and $(1) million for the six months ended June 30, 2017 and 2016, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of June 30, 2017 and December 31, 2016:
(Millions)	2017	2016
Card Member receivables evaluated individually for impairment(a)	$58	$55
Related reserves (a)	$13	$28
Card Member receivables evaluated collectively for impairment	$49,347	$47,253
Related reserves (b)	$462	$439
(a)	Represents receivables modified as a TDR and related reserves.
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

The following is a summary of investment securities as of June 30, 2017 and December 31, 2016:

	2017				2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
Description of Securities (Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$1,563	$20	$(2)	$1,581	$2,019	$28	$(11)	$2,036
U.S. Government agency obligations	12	―	―	12	12	―	―	12
U.S. Government treasury obligations	1,114	9	(4)	1,119	465	3	(8)	460
Corporate debt securities	―	―	―	―	19	―	―	19
Mortgage-backed securities (a)	79	2	―	81	92	3	―	95
Equity securities	1	―	―	1	1	―	―	1
Foreign government bonds and obligations	518	1	(1)	518	486	1	(1)	486
Other (b)	50	―	(2)	48	50	―	(2)	48
Total	$3,337	$32	$(9)	$3,360	$3,144	$35	$(22)	$3,157
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016:
	2017					2016
	Less than 12 months		12 months or more			Less than 12 months		12 months or more
		Gross			Gross		Gross			Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses
State and municipal obligations	$99	$(2)	$	―	$ ―	$153	$(11)	$	―	$ ―
U.S. Government treasury obligations	366	(4)		―	―	298	(8)		―	―
Other	―	―		32	(2)	―	―		32	(2)
Total	$465	$(6)		$32	$(2)	$451	$(19)		$32	$(2)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2017 and December 31, 2016:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to			Gross			Gross			Gross
Amortized Cost	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2017:
90%–100%	23	$465	$(6)	6	$32	$(2)	29	$497	$(8)
Total as of June 30, 2017	23	$465	$(6)	6	$32	$(2)	29	$497	$(8)

2016:
90%–100%	33	$411	$(13)	6	$32	$(2)	39	$443	$(15)
Less than 90%	4	40	(6)	―	―	―	4	40	(6)
Total as of December 31, 2016	37	$451	$(19)	6	$32	$(2)	43	$483	$(21)

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

Contractual maturities for investment securities with stated maturities as of June 30, 2017 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$623	$623
Due after 1 year but within 5 years	979	984
Due after 5 years but within 10 years	294	298
Due after 10 years	1,390	1,406
Total	$3,286	$3,311

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

The following table provides information on the restricted cash held by the American Express Credit Account Master Trust (the Lending Trust) and the American Express Issuance Trust II (the Charge Trust, collectively the Trusts) as of June 30, 2017 and December 31, 2016, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2017	2016
Lending Trust	$53	$35
Charge Trust	2	3
Total	$55	$38

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

American Express Travel Related Services Company, Inc. (TRS), in its role as servicer of the Trusts, has the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, TRS directly and indirectly (through its consolidated subsidiaries) holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors.  As of June 30, 2017, TRS’ direct and indirect ownership of variable interests was $9.8 billion for the Lending Trust and $6.5 billion for the Charge Trust. These variable interests held by TRS provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, TRS is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2017 and the year ended December 31, 2016, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.  Customer Deposits

As of June 30, 2017 and December 31, 2016, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2017	2016
U.S.:
Interest bearing	$57,012	$52,316
Non-interest bearing (includes Card Member credit balances of: 2017, $309 million; 2016, $331 million)	348	367
Non-U.S.:
Interest bearing	29	58
Non-interest bearing (includes Card Member credit balances of: 2017, $325 million; 2016, $285 million)	337	301
Total customer deposits	$57,726	$53,042

Customer deposits by deposit type as of June 30, 2017 and December 31, 2016 were as follows:

(Millions)	2017	2016
U.S. retail deposits:
Savings accounts – Direct	$30,276	$30,980
Certificates of deposit:(a)
Direct	285	291
Third-party (brokered)	14,997	11,925
Sweep accounts – Third-party (brokered)	11,454	9,120
Other retail deposits:
Non-U.S. deposits and U.S. non-interest bearing deposits	80	110
Card Member credit balances ― U.S. and non-U.S.	634	616
Total customer deposits	$57,726	$53,042
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 46 months and 2.05 percent, respectively, as of June 30, 2017.

The scheduled maturities of certificates of deposit as of June 30, 2017 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2017	$2,400	$7	$2,407
2018	4,463	9	4,472
2019	3,447	―	3,447
2020	3,069	―	3,069
2021	917	―	917
After 5 years	986	―	986
Total	$15,282	$16	$15,298

As of June 30, 2017 and December 31, 2016, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2017	2016
U.S.	$103	$117
Non-U.S.	5	7
Total	$108	$124

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

For those disclosed material legal proceedings and VAT matters where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal or tax contingencies or where there is no such reserve, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $450 million in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, the Company may need to increase its range of possible loss or reserves.

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of the Company’s derivative counterparties as of June 30, 2017 and December 31, 2016, no credit risk adjustment to the derivative portfolio was required.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2017 and December 31, 2016:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2017	2016	2017		2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$39	$111	$	―	$69
Net investment hedges - Foreign exchange contracts	28	347		265	35
Total derivatives designated as hedging instruments	67	458		265	104
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)	144	308		170	176
Total derivatives, gross	211	766		435	280
Less: Cash collateral netting(c)(d)	(20)	(54)		(1)	(68)
Derivative asset and derivative liability netting(e)	(73)	(157)		(73)	(157)
Total derivatives, net(f)	$118	$555		$361	$55
(a)
Effective January 2017, the Central Clearing Party (CCP) changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. As of June 30, 2017 centrally cleared derivatives are fully collateralized. The Company also maintained several bilateral interest rate contracts that are not subject to the CCP’s rule change and amounts related to such contracts are shown gross of any collateral exchanged.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.
(c)
Primarily represents the offsetting of bilateral interest rate contracts and the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives executed with the same counterparty under an enforceable master netting arrangement.

(d)
The Company held no non-cash collateral as of June 30, 2017. As of December 31, 2016, the Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities, with a fair value of $18 million, none of which was sold or repledged.  Such non-cash collateral economically reduced the Company’s risk exposure to $537 million as of December 31, 2016, but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $170 million and $169 million as of June 30, 2017 and December 31, 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of June 30, 2017 and December 31, 2016 are subject to master netting agreements with its derivative counterparties. The Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
The Company is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. The Company has $19.5 billion and $17.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gains (losses) recognized in Other expenses associated with the Company’s fair value hedges for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Interest rate derivative contracts	$6	$61	$(69)	$226
Hedged items	(25)	(53)	25	(224)
Net hedge ineffectiveness	$(19)	$8	$(44)	$2

The Company also recognized a net reduction in interest expense on long-term debt of $37  million and $59  million for the three months ended June 30, 2017 and 2016, respectively, and $81 million and $118 million for the six months ended June 30, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $102 million and a gain of $135 million for the three months ended June 30, 2017 and 2016, respectively, and a loss of $331 million and a gain of $43 million for the six months ended June 30, 2017 and 2016, respectively, with any ineffective portion recognized in Other expenses during the period. The net hedge ineffectiveness recognized was nil for each of the three and six months ended June 30, 2017 and 2016. Other amounts related to foreign exchange contracts reclassified from AOCI into Other expenses included nil and a gain of $5 million for the three months ended June 30, 2017 and 2016, respectively, and nil and a gain of $5 million for the six months ended June 30, 2017 and 2016, respectively.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $4 million and a net gain of $6 million for the three months ended June 30, 2017 and 2016, respectively, and net losses of $21 million and $8 million for the six months ended June 30, 2017 and 2016, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative resulted in a loss of $3 million and nil for the three months ended June 30, 2017 and 2016, respectively, and a loss of $2 million and a gain of $6 million for the six months ended June 30, 2017 and 2016, respectively, which are recognized in Card Member services and other expense.

10. Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2017 and December 31, 2016:

	2017						2016
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities and other	$49		$1	$48	$	―	$49		$1	$48	$	―
Debt securities	3,311		1,119	2,192		―	3,108		460	2,648		―
Derivatives(a)	211		―	211		―	765		―	765		―
Total Assets	3,571		1,120	2,451		―	3,922		461	3,461		―
Liabilities:
Derivatives(a)	435		―	435		―	280		―	280		―
Total Liabilities	$435	$	―	$435	$	―	$280	$	―	$280	$	―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2017 and December 31, 2016, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$30	$30		$28	$2	$	―
Other financial assets(b)	52	52		―	52		―
Financial assets carried at other than fair value
Loans, net(c)	67	67		―	―		67

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		―	67		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	15	15		―	15		―
Long-term debt(c)	$52	$53	$	―	$53	$	―

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$25	$25		$22	$3	$	―
Other financial assets(b)	51	51		―	51		―
Financial assets carried at other than fair value
Loans, net(c)	65	66		―	―		66

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		―	67		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12		―	12		―
Long-term debt(c)	$47	$48	$	―	$48	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.9 billion and $8.8 billion held by a consolidated VIE as of June 30, 2017 and December 31, 2016, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $24.4 billion and $26.0 billion as of June 30, 2017 and December 31, 2016, respectively, and the fair values of long-term debt were $16.1 billion and $15.2 billion as of June 30, 2017 and December 31, 2016, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired.  During the six months ended June 30, 2017 and during the year ended December 31, 2016, the Company did not have any material assets that were measured at fair value due to impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees

The Company provides Card Member protection plans that cover losses associated with purchased products, as well as certain guarantees and indemnifications in the ordinary course of business.

As of June 30, 2017, the maximum potential undiscounted future payments and related liability resulting from these arrangements were $1 billion and $50 million, respectively, and related primarily to the Company’s real estate and business dispositions. As of December 31, 2016, the maximum potential undiscounted future payments and related liability were $48 billion and $86 million, respectively. Amounts related to the Company’s Card Member protection plans were included as of December 31, 2016, in addition to its real estate and business dispositions.

To date the Company has not experienced any significant losses related to guarantees or indemnifications. The Company’s recognition of these instruments is at fair value. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

12. Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2017 and 2016 were as follows:

Three Months Ended June 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2017	$13	$(1,946)	$(537)	$(2,470)
Net unrealized gains (losses)	―	―	―	―
Increase (decrease) due to amounts reclassified into earnings	―	―	―	―
Net translation gain of investments in foreign operations	―	135	―	135
Net losses related to hedges of investments in foreign operations	―	(102)	―	(102)
Pension and other postretirement benefit	―	―	9	9
Net change in accumulated other comprehensive loss	―	33	9	42
Balances as of June 30, 2017	$13	$(1,913)	$(528)	$(2,428)

Six Months Ended June 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized gains	6	―	―	6
Increase (decrease) due to amounts reclassified into earnings	―	―	―	―
Net translation gain of investments in foreign operations(a)	―	680	―	680
Net losses related to hedges of investments in foreign operations	―	(331)	―	(331)
Pension and other postretirement benefit	―	―	1	1
Net change in accumulated other comprehensive loss	6	349	1	356
Balances as of June 30, 2017	$13	$(1,913)	$(528)	$(2,428)

(a)    Includes $289 million of recognized tax benefits (Refer to Note 14).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2016	$60	$(2,040)	$(522)	$(2,502)
Net unrealized gains	5	―	―	5
Net translation loss of investments in foreign operations	―	(265)	―	(265)
Net gains related to hedges of investments in foreign operations	―	135	―	135
Pension and other postretirement benefit	―	―	6	6
Net change in accumulated other comprehensive loss	5	(130)	6	(119)
Balances as of June 30, 2016	$65	$(2,170)	$(516)	$(2,621)

Six Months Ended June 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)
Net unrealized gains	9	―	―	9
Decrease due to amounts reclassified into earnings	(2)	―	―	(2)
Net translation loss of investments in foreign operations	―	(169)	―	(169)
Net gains related to hedges of investments in foreign operations	―	43	―	43
Pension and other postretirement benefit	―	―	32	32
Net change in accumulated other comprehensive loss	7	(126)	32	(87)
Balances as of June 30, 2016	$65	$(2,170)	$(516)	$(2,621)

The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2017		2016	2017	2016
Investment securities	$	―	$2	$3	$2
Foreign currency translation adjustments(a)		12	22	(179)	37
Net investment hedges		(67)	78	(207)	24
Pension and other postretirement benefits		1	10	(8)	29
Total tax impact		$(54)	$112	$(391)	$92

(a)    Includes $289 million of tax benefits recognized in the six months ended June 30, 2017 (Refer to Note 14).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings
		Three Months Ended				Six Months Ended
		June 30,				June 30,
		Amount				Amount
Description (Millions)	Income Statement Line Item	2017		2016		2017		2016
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$	―	$	―	$	―	$4
Related income tax expense	Income tax provision		―		―		―	(2)
Reclassification to net income related to available-for-sale securities			―		―		―	2
Total		$	―	$	―	$	―	$2

13.  Non-Interest Revenue and Expense Detail

The following is a detail of Other fees and commissions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Delinquency fees	$218	$192	$432	$392
Foreign currency conversion fee revenue	212	207	411	403
Loyalty coalition-related fees	114	104	216	198
Travel commissions and fees	90	87	174	167
Other(a)	118	112	232	222
Total Other fees and commissions	$752	$702	$1,465	$1,382
(a)	Other primarily includes service fees and fees related to Membership Rewards programs.

The following is a detail of Other revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Global Network Services partner revenues	$150	$197	$306	$342
Other(a)	289	348	542	689
Total Other revenues	$439	$545	$848	$1,031
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

The following is a detail of Other expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Professional services	$521	$628	$1,033	$1,232
Occupancy and equipment	484	438	959	903
Gain on sale of HFS portfolios(a)	―	(1,091)	―	(1,218)
Other(b)	371	495	791	973
Total Other expenses	$1,376	$470	$2,783	$1,890
(a)	Refer to Note 2 for additional information.
(b)
Other expense primarily includes general operating expenses, Card and merchant-related fraud losses, communication expenses, foreign currency-related gains and losses, certain loyalty coalition-related expenses and insurance costs. In addition, for 2016, Other expenses includes the valuation allowance adjustment associated with loans and receivables HFS.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

The effective tax rate was 31.2 percent and 33.2 percent for the three months ended June 30, 2017 and 2016, respectively, and 31.6 percent and 33.8 percent for the six months ended June 30, 2017 and 2016, respectively. The changes in tax rates primarily reflected the geographic mix of business and the level of pretax income in relation to recurring permanent tax benefits. In addition, the effective tax rate in the current year reflected the resolution of certain prior years’ tax items.

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
The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $133 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions.  Of the $133 million of unrecognized tax benefits, approximately $90 million relates to amounts that, if recognized, would impact the effective tax rate in a future period. During the six months ended June 30, 2017, the Company’s unrecognized tax benefits decreased by $280 million. The decrease was primarily due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in shareholders’ equity, specifically within AOCI.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Basic and diluted:
Net income	$1,340	$2,015	$2,577	$3,441
Preferred dividends	(19)	(19)	(40)	(40)
Net income available to common shareholders	1,321	1,996	2,537	3,401
Earnings allocated to participating share awards(a)	(11)	(17)	(21)	(28)
Net income attributable to common shareholders	$1,310	$1,979	$2,516	$3,373
Denominator: (a)
Basic: Weighted-average common stock	890	938	895	949
Add: Weighted-average stock options (b)	3	3	3	3
Diluted	893	941	898	952
Basic EPS	$1.47	$2.11	$2.81	$3.55
Diluted EPS	$1.47	$2.10	$2.80	$3.54
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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 1.2 million and 2.5 million of options for the three months ended June 30, 2017 and 2016, respectively, and 1.2 million and 1.7 million of options for the six months ended June 30, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.  Reportable Operating Segments

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and GMS. Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other:

Three Months Ended June 30, 2017 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$1,999	$1,247	$2,368	$1,086	$77	$6,777
Interest income	1,369	246	334	1	102	2,052
Interest expense	171	60	129	(65)	227	522
Total revenues net of interest expense	3,197	1,433	2,573	1,152	(48)	8,307
Net income (loss)	$440	$209	$500	$430	$(239)	$1,340
Total assets (billions)	$87	$38	$51	$26	$(35)	$167
Total equity (billions)	$7	$3	$7	$3	$1	$21

Six Months Ended June 30, 2017 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$3,856	$2,442	$4,639	$2,103	$126	$13,166
Interest income	2,677	481	653	1	183	3,995
Interest expense	317	113	238	(123)	420	965
Total revenues net of interest expense	6,216	2,810	5,054	2,227	(111)	16,196
Net income (loss)	$909	$427	$918	$793	$(470)	$2,577
Total assets (billions)	$87	$38	$51	$26	$(35)	$167
Total equity (billions)	$7	$3	$7	$3	$1	$21

Three Months Ended June 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$2,069	$1,242	$2,280	$1,087	$108	$6,786
Interest income	1,278	234	310	1	62	1,885
Interest expense	139	58	104	(61)	196	436
Total revenues net of interest expense	3,208	1,418	2,486	1,149	(26)	8,235
Net income (loss)	$1,067	$228	$576	$373	$(229)	$2,015
Total assets (billions)	$81	$35	$46	$24	$(26)	$160
Total equity (billions)	$7	$3	$8	$2	$1	$21

Six Months Ended June 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$4,098	$2,382	$4,470	$2,128	$216	$13,294
Interest income	2,669	461	631	1	128	3,890
Interest expense	279	112	199	(120)	391	861
Total revenues net of interest expense	6,488	2,731	4,902	2,249	(47)	16,323
Net income (loss)	$1,761	$416	$1,061	$730	$(527)	$3,441
Total assets (billions)	$81	$35	$46	$24	$(26)	$160
Total equity (billions)	$7	$3	$8	$2	$1	$21
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Environment

Our results for the second quarter continue to reflect solid progress against our current priorities of accelerating revenue growth, optimizing investments and resetting the cost base.  Billed business and revenue for the second quarter increased slightly, while net income was down. The prior year quarter included revenues and expenses related to the Costco Wholesale Corporation (Costco) relationship in the U.S. that has since been discontinued, the gain from the sale of the related loan portfolio and a restructuring charge. During the current quarter, our strong balance sheet position allowed us to continue to return a significant amount of capital to shareholders through share repurchases and dividends.

Our worldwide billings adjusted for foreign currency exchange rates increased and, after excluding Costco-related billings from the prior year, grew consistent with the first quarter, reflecting growth across our diverse customer segments and geographies. We continued to see strong performance from middle market and small business customers, while spending by large corporations was up only slightly compared to last year. Internationally, our consumer and small business billings growth rates remained strong.

Revenues net of interest expense increased slightly year-over-year on a reported basis. Excluding Costco-related revenues in the prior year and the effect of foreign currency exchange rates, adjusted revenues net of interest expense grew primarily due to an increase in net interest income and higher adjusted billed business, as well as higher net card fees across our premium card portfolios.  Our net interest yield increased year-over-year, due to a mix shift towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances, as well as a lower percentage of loans at introductory rates, specific pricing actions, and a benefit from increases in benchmark interest rates.

Card Member loan and receivable growth was strong year-over-year, as we continue to grow loans from existing customers, as well as through the acquisition of new Card Members. Provisions for losses increased, as expected, as a result of higher Card Member loans and receivables, as well as a slight increase in delinquencies and higher net write-off rates. These rates increased, primarily due to the seasoning of loans related to newer Card Members and a shift towards non-cobrand lending products, which have slightly higher write-off rates. We expect, as a result of these trends, provisions for losses will continue to grow faster than loans during the balance of the year.

Spending on Card Member engagement (the aggregate of rewards, Card Member services and marketing and promotion expenses) increased year-over-year and primarily reflected the recent enhancements to rewards on our U.S. Platinum products, continued strong growth in our Delta cobrand portfolio and higher levels of engagement in many of our premium services.  Operating expenses increased, primarily as a result of the Costco cobrand portfolio sale gain in the prior year, which was classified as an expense reduction in Other expenses.  Excluding the gain and the restructuring charge in the prior year, adjusted operating expenses decreased reflecting progress against our cost reduction initiatives.

The momentum in the first half of the year reflects the investments we have made in a variety of growth opportunities over the last several years. Although competition remains intense and the regulatory environment is uncertain, we remain focused on delivering differentiated value to our merchants, customers and business partners, while delivering appropriate returns to our shareholders.

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
The discussions in both the Consolidated Results of Operations and Business Segment Results provide commentary on the variances for the three and six month periods ended June 30, 2017 compared to same periods in the prior year, as presented in the accompanying tables.

Table 1: Summary of Financial Performance

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages and per share amounts)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenues net of interest expense	$8,307	$8,235	$72	1%	$16,196	$16,323	$(127)	(1)%
Provisions for losses	584	463	121	26	1,157	897	260	29
Expenses	5,774	4,756	1,018	21	11,273	10,226	1,047	10
Net income	1,340	2,015	(675)	(33)	2,577	3,441	(864)	(25)
Earnings per common share - diluted(a)	$1.47	$2.10	$(0.63)	(30)%	$2.80	$3.54	$(0.74)	(21)%
Return on average equity(b)	21.7%	26.4%			21.7%	26.4%
(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $11 million and $17 million for the three months ended June 30, 2017 and 2016, respectively, and $21 million and $28 million for the six months ended June 30, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $19 million for both the three months ended June 30, 2017 and 2016, and $40 million for both the six months ended June 30, 2017 and 2016.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($4.5 billion and $5.6 billion for June 30, 2017 and 2016, respectively) by (ii) one-year average total shareholders’ equity ($20.9 billion and $21.2 billion for June 30, 2017 and 2016, respectively).

Table 2: Total Revenue Net of Interest Expense Summary
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Discount revenue	$4,815	$4,824	$(9)	― %	$9,334	$9,467	$(133)	(1)%
Net card fees	771	715	56	8	1,519	1,414	105	7
Other fees and commissions	752	702	50	7	1,465	1,382	83	6
Other	439	545	(106)	(19)	848	1,031	(183)	(18)
Total non-interest revenues	6,777	6,786	(9)	―	13,166	13,294	(128)	(1)
Total interest income	2,052	1,885	167	9	3,995	3,890	105	3
Total interest expense	522	436	86	20	965	861	104	12
Net interest income	1,530	1,449	81	6	3,030	3,029	1	―
Total revenues net of interest expense	$8,307	$8,235	$72	1%	$16,196	$16,323	$(127)	(1)%

Total Revenues Net of Interest Expense

Discount revenue was flat for the three month period and decreased slightly for the six month period, primarily driven by Costco-related revenue included in the prior year, substantially offset by billed business growth across other card products in the current periods.
Worldwide billed business was flat for both the three and six month periods. U.S. billed business decreased 4 percent and 5 percent for the three and six month periods respectively, primarily driven by Costco-related volumes in the prior year. Non-U.S. billed business increased 9 percent and 11 percent for the three and six month periods, respectively. See Tables 5, 6 and 7 for more details on billed business performance.
The increase in the average discount rate for both the three and six month periods primarily reflected the absence of Costco merchant volumes in the current year, which were at a lower discount rate than the average, partially offset by rate pressure from merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in the European Union, changes in industry and regional mix and the continued growth of the OptBlue program. We expect the average discount rate will likely decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume related pricing discounts and certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates).
Net card fees increased for both the three and six month periods, primarily driven by growth in the Platinum and Delta portfolios as well as growth in certain key international markets.
Other fees and commissions increased for both the three and six month periods, primarily driven by an increase in delinquency fees as a result of a change in the date on which late fees are assessed on our U.S. consumer charge cards, partially offset by Costco-related fees in the prior year.
Other revenues decreased for both the three and six month periods, primarily driven by a contractual payment from a GNS partner and revenues related to our Loyalty Edge business, both in the prior year.
Interest income increased for both the three and six month periods, primarily driven by growth in average Card Member loans and higher yields in the current year, partially offset by Costco cobrand-related interest income included in the prior year.
Interest expense increased for both the three and six month periods, primarily driven by marginally higher interest rates and higher average long-term debt.

Table 3: Provisions for Losses Summary
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Charge card	$163	$153	$10	7%	$376	$322	$54	17%
Card Member loans	404	285	119	42	741	512	229	45
Other	17	25	(8)	(32)	40	63	(23)	(37)
Total provisions for losses(a)	$584	$463	$121	26%	$1,157	$897	$260	29%
(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.

Provisions for Losses
Charge card provision for losses increased for both the three and six month periods, primarily driven by growth in charge volume in the GCS segment and higher net write-offs.
Card Member loans provision for losses increased for both the three and six month periods, primarily driven by strong momentum in our lending growth initiatives, as well as a slight increase in delinquencies and higher net write-off rates, primarily due to the seasoning of loans related to newer Card Members and a shift towards non-cobrand lending products, which have slightly higher write-off rates.

Other provision for losses decreased for both the three and six month periods, primarily driven by improving credit performance in the commercial financing portfolio.
Table 4: Expenses Summary
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Marketing and promotion	$830	$788	$42	5%	$1,530	$1,515	$15	1%
Card Member rewards	1,926	1,766	160	9	3,733	3,469	264	8
Card Member services and other	349	281	68	24	670	563	107	19
Total marketing, promotion, rewards, Card Member services and other	3,105	2,835	270	10	5,933	5,547	386	7
Salaries and employee benefits	1,293	1,451	(158)	(11)	2,557	2,789	(232)	(8)
Other, net(a)	1,376	470	906	#	2,783	1,890	893	47
Total expenses	$5,774	$4,756	$1,018	21%	$11,273	$10,226	$1,047	10%
# Denotes a variance greater than 100 percent.
(a)	Beginning December 1, 2015 through to the portfolio sale completion dates, includes the valuation allowance adjustment associated with the HFS portfolios.
Expenses
Marketing and promotion expenses increased marginally during the three month period and were relatively flat during the six month period.
Card Member rewards expenses increased for both the three and six month periods, primarily driven by an increase in Membership Rewards expense of $243 million and $472 million for the three and six month periods, respectively, partially offset by a reduction in cobrand rewards expense of $84 million and $208 million for the same respective periods. The increases in Membership Rewards expense were primarily driven by enhancements to U.S. Consumer and Small Business Platinum rewards and higher spending volumes. The decreases in cobrand rewards expense reflected Costco-related expenses in the prior year, partially offset by increased spending volumes across other cobrand card products in the current periods.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 95 percent (rounded down) at both June 30, 2017 and 2016.
Card Member services and other expenses increased for both the three and six month periods, primarily driven by higher usage of cobrand travel-related benefits and the enhanced Platinum card benefits.
Salaries and employee benefits expenses decreased for both the three and six month periods, reflecting restructuring charges in the prior year and benefits from our cost reduction initiatives in the current year.
Other expenses increased for both the three and six month periods, primarily driven by the prior-year gain on the sale of the Costco HFS portfolio and, in the six month period, the gain on the sale of the JetBlue HFS portfolio, also in the prior year. The increases were partially offset by lower technology-related costs and a benefit in the current year from a change in the liability related to non-delivery of goods and services by merchants, as well as the HFS valuation allowance adjustment, Loyalty Edge-related costs and a contribution to the AXP Foundation in the prior year.
Income Taxes
The effective tax rate decreased for both the three and six month periods, primarily reflecting the geographic mix of business and the level of pretax income in relation to recurring permanent tax benefits. In addition, the effective tax rates in the current year periods reflected the resolution of certain prior years’ tax items in the six month period.

Table 5: Selected Card-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Six Months Ended		2017
	June 30,		vs.	June 30,		vs.
	2017	2016	2016	2017	2016	2016
Card billed business: (billions)
United States	$177.6	$185.1	(4)%	$343.0	$361.4	(5)%
Outside the United States	92.0	84.2	9	178.9	161.7	11
Worldwide	$269.6	$269.3	―	$521.9	$523.1	―
Total cards-in-force: (millions)
United States	48.9	47.0	4	48.9	47.0	4
Outside the United States	63.3	61.2	3	63.3	61.2	3
Worldwide	112.2	108.2	4	112.2	108.2	4
Basic cards-in-force: (millions)
United States	38.6	37.0	4	38.6	37.0	4
Outside the United States	52.6	50.5	4	52.6	50.5	4
Worldwide	91.2	87.5	4	91.2	87.5	4
Average basic Card Member spending: (dollars)(a)
United States	$5,128	$4,672	10	$9,989	$8,941	12
Outside the United States	3,468	3,319	4	6,752	6,404	5
Worldwide Average	4,633	4,313	7	9,022	8,280	9
Card Member loans: (billions)
United States	58.5	53.2	10	58.5	53.2	10
Outside the United States	7.5	6.7	12	7.5	6.7	12
Worldwide	$66.0	$59.9	10	$66.0	$59.9	10
Average discount rate	2.44%	2.43%		2.44%	2.43%
Average fee per card (dollars)(a)	$49	$42	17%	$49	$41	20%
(a)
Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

Table 6: Billed Business Growth
	Three Months Ended
	June 30, 2017
			Percentage Increase
	Percentage		(Decrease) Assuming
	Increase		No Changes in
	(Decrease)		FX Rates(a)
Worldwide(b)
Total billed business	―	%	1%
Proprietary billed business	(1)		―
GNS billed business(c)	5		5
Airline-related volume (8% of worldwide billed business)	1		1
United States(b)
Billed business	(4)
Proprietary consumer card billed business(d)	(9)
Proprietary small business and corporate services billed business(e)	4
T&E-related volume (26% of U.S. billed business)	(3)
Non-T&E-related volume (74% of U.S. billed business)	(4)
Airline-related volume (7% of U.S. billed business)	(1)
Outside the United States(b)
Billed business	9		11
Japan, Asia Pacific & Australia (JAPA) billed business	12		13
Latin America & Canada (LACC) billed business	8		9
Europe, the Middle East & Africa (EMEA) billed business	7		10
Proprietary consumer card billed business(c)	9		12
Proprietary small business and corporate services billed business(e)	8%		10%
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

Table 7: Billed Business Growth
	Six Months Ended
	June 30, 2017
			Percentage Increase
	Percentage		(Decrease) Assuming
	Increase		No Changes in
	(Decrease)		FX Rates(a)
Worldwide(b)
Total billed business	―	%	―	%
Proprietary billed business	(1)		(1)
GNS billed business(c)	6		6
Airline-related volume (9% of worldwide billed business)	1		2
United States(b)
Billed business	(5)
Proprietary consumer card billed business(d)	(11)
Proprietary small business and corporate services billed business(e)	3
T&E-related volume (26% of U.S. billed business)	(4)
Non-T&E-related volume (74% of U.S. billed business)	(6)
Airline-related volume (8% of U.S. billed business)	(3)
Outside the United States(b)
Billed business	11		12
Japan, Asia Pacific & Australia billed business	14		14
Latin America & Canada billed business	9		9
Europe, the Middle East & Africa billed business	7		11
Proprietary consumer card billed business(c)	8		12
Proprietary small business and corporate services billed business(e)	11%		12%
(a)	Refer to Note (a) in Table 6.
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 8: Selected Credit-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Six Months Ended		2017
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Worldwide Card Member loans: (a)
Total loans (billions)	$66.0	$59.9	10	$66.0	$59.9	10
Loss reserves:
Beginning balance	$1,248	$1,012	23	$1,223	$1,028	19
Provisions (b)	404	285	42	741	512	45
Net write-offs — principal only (c)	(285)	(223)	28	(557)	(437)	27
Net write-offs — interest and fees (c)	(55)	(40)	38	(106)	(80)	33
Other (d)	8	57	(86)	19	68	(72)
Ending balance	$1,320	$1,091	21	$1,320	$1,091	21
Ending reserves — principal	$1,247	$1,037	20	$1,247	$1,037	20
Ending reserves — interest and fees	$73	$54	35	$73	$54	35
% of loans	2.0%	1.8%		2.0%	1.8%
% of past due	167%	160%		167%	160%
Average loans (billions)(a)	$65.1	$58.8	11%	$64.6	$58.2	11%
Net write-off rate — principal only (e)	1.8%	1.5%		1.7%	1.5%
Net write-off rate — principal, interest and fees (e)	2.1	1.8		2.1	1.8
30+ days past due as a % of total (e)	1.2%	1.1%		1.2%	1.1%

Worldwide Card Member receivables: (a)
Total receivables (billions)	$49.4	$45.2	9%	$49.4	$45.2	9%
Loss reserves:
Beginning balance	$491	$446	10	$467	$462	1
Provisions (b)	163	153	7	376	322	17
Net write-offs (c)	(179)	(173)	3	(373)	(359)	4
Other	―	(3)	#	5	(2)	#
Ending balance	$475	$423	12	$475	$423	12
% of receivables	1.0%	0.9%		1.0%	0.9%
Net write-off rate — principal only (e)	1.5	1.6		1.6	1.7
Net write-off rate — principal and fees (e)	1.7	1.8		1.8	2.0
30+ days past due as a % of total (e)	1.3	1.3		1.3	1.3
Net loss ratio as a % of charge volume — GCP	0.10	0.09		0.10	0.09
90+ days past billing as a % of total — GCP	0.8%	0.7%		0.8%	0.7%
# Denotes a variance greater than 100 percent.
(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.
(b)	Reflects provisions for principal, interest and/or fees on Card Member loans and receivables. Refer to Table 3 footnote (a).
(c)	Write-offs, less recoveries.
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

Table 9: Net Interest Yield on Card Member Loans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages and where indicated)	2017	2016	2017	2016
Net interest income	$1,530	$1,449	$3,030	$3,029
Exclude:
Interest expense not attributable to our Card Member loan portfolio	302	247	554	485
Interest income not attributable to our Card Member loan portfolio	(155)	(102)	(285)	(205)
Adjusted net interest income (a)	$1,677	$1,594	$3,299	$3,309
Average loans including HFS loan portfolios (billions)(b)	$65.1	$67.6	$64.6	$69.2
Net interest income divided by average loans	9.4%	8.6%	9.4%	8.8%
Net interest yield on Card Member loans (a)	10.3%	9.5%	10.3%	9.6%
(a)
Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

(b)	Beginning December 1, 2015 through to the sale completion dates, for the purposes of the calculation of net interest yield on Card Member loans, average loans included the HFS loan portfolios.

Business Segment Results

U.S. Consumer Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,999	$2,069	$(70)	(3)%	$3,856	$4,098	(242)	(6)%
Interest income	1,369	1,278	91	7	2,677	2,669	8	―
Interest expense	171	139	32	23	317	279	38	14
Net interest income	1,198	1,139	59	5	2,360	2,390	(30)	(1)
Total revenues net of interest expense	3,197	3,208	(11)	―	6,216	6,488	(272)	(4)
Provisions for losses	345	237	108	46	639	427	212	50
Total revenues net of interest expense after provisions for losses	2,852	2,971	(119)	(4)	5,577	6,061	(484)	(8)
Expenses
Marketing, promotion, rewards, Card Member services and other	1,469	1,369	100	7	2,766	2,717	49	2
Salaries and employee benefits and other operating expenses	714	(96)	810	#	1,442	559	883	#
Total expenses	2,183	1,273	910	71	4,208	3,276	932	28
Pretax segment income	669	1,698	(1,029)	(61)	1,369	2,785	(1,416)	(51)
Income tax provision	229	631	(402)	(64)	460	1,024	(564)	(55)
Segment income	$440	$1,067	$(627)	(59)%	$909	$1,761	(852)	(48)%
Effective tax rate	34.2%	37.2%			33.6%	36.8%

# Denotes a variance greater than 100 percent.

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.

Non-interest revenues decreased for both the three and six month periods, primarily due to lower discount revenue, which decreased $124 million and $325 million for the three and six month periods, respectively, reflecting decreases in billed business of 9 percent and 11 percent for the three and six month periods, respectively. The decreases in both discount revenue and billed business were driven by Costco-related volumes included in the prior year. The decreases in discount revenue were partially offset, in both the three and six month periods, by an increase in net card fees, primarily from growth in the Platinum and Delta portfolios, as well as higher delinquency fees.
Net interest income increased for the three month period and was relatively flat for the six month period, primarily driven by growth in average Card Member loans and higher yields in the current year, offset (partially in the case of the three month period) by Costco cobrand-related interest income included in the prior year and higher interest expense in the current year, primarily driven by higher cost of funds.
Provisions for losses increased for both the three and six month periods, primarily driven by Card Member loans provision, which increased $97 million and $177 million in the three and six month periods, respectively, due to strong momentum in our lending growth initiatives, as well as slight increases in delinquencies and higher net write-off rates primarily due to the seasoning of loans related to newer Card Members and a shift towards non-cobrand lending products, which have slightly higher write-off rates.

Marketing, promotion, rewards, Card Member services and other expenses increased for both the three and six month periods, reflecting higher marketing and promotion and Card Member services and other expenses in both periods, partially offset in the six month period by a decrease in Card Member rewards expenses. Marketing and promotion expenses increased $59 million and $38 million for the three and six month periods, respectively, due to continued spending on growth initiatives. Card Member services and other expenses increased $37 million and $56 million for the three and six month periods, respectively, driven by higher usage of cobrand travel-related benefits and enhanced Platinum card benefits.  Card Member rewards expense increased $4 million for the three month period and decreased $45 million for the six month period, reflecting Costco-related expenses in the prior year, which were more than offset in the three month period by enhancements to Platinum rewards and increased spending volumes.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by the prior-year gain on the sale of the Costco HFS portfolio, partially offset by lower technology and other servicing-related costs in the current year and the prior year HFS valuation allowance adjustment and restructuring charges.
The effective tax rate was lower for both the three and six month periods, primarily reflecting the level of pretax income in relation to recurring permanent tax benefits and the resolution of certain prior years’ tax items in the six month period.

Table 11: USCS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Six Months Ended		2017
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Card billed business (billions)	$84.8	$93.4	(9)%	$162.2	$182.4	(11)%
Total cards-in-force	33.8	31.8	6	33.8	31.8	6
Basic cards-in-force	24.2	22.6	7	24.2	22.6	7
Average basic Card Member spending (dollars)	$3,538	$3,417	4	$6,837	$6,523	5
Total segment assets (billions)	$86.8	$81.3	7	$86.8	$81.3	7
Segment capital (billions)	$7.1	$6.8	4	$7.1	$6.8	4
Return on average segment capital (a)	23.3%	38.9%		23.3%	38.9%
Card Member loans: (b)
Total loans (billions)	$48.3	$44.6	8	$48.3	$44.6	8
Average loans (billions)	$47.7	$43.5	10	$47.6	$43.1	10
Net write-off rate – principal only (c)	1.8%	1.5%		1.7%	1.5%
Net write-off rate – principal, interest and fees (c)	2.1%	1.7%		2.0%	1.7%
30+ days past due loans as a % of total	1.1%	1.1%		1.1%	1.1%
Calculation of Net Interest Yield on
Card Member loans:
Net interest income	$1,198	$1,139		$2,360	$2,390
Exclude:
Interest expense not attributable to our Card Member loan portfolio	28	20		51	39
Interest income not attributable to our Card Member loan portfolio	(23)	(5)		(41)	(10)
Adjusted net interest income (d)	$1,203	$1,154		$2,370	$2,419

Average loans including HFS loan portfolios (billions)(e)	$47.7	$50.8		$47.6	$52.3

Net interest income divided by average loans	10.0%	9.0%		9.9%	9.1%
Net interest yield on Card Member loans(d)	10.1%	9.1%		10.0%	9.3%
Card Member receivables: (b)
Total receivables (billions)	$11.3	$10.6	7%	$11.3	$10.6	7%
Net write-off rate – principal only (c)	1.2%	1.3%		1.4%	1.5%
Net write-off rate – principal and fees (c)	1.4%	1.6%		1.5%	1.8%
30+ days past due as a % of total	1.1%	1.2%		1.1%	1.2%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.7 billion and $2.8 billion for the twelve months ended June 30, 2017 and 2016, respectively) by (ii) one-year average segment capital ($7.1 billion and $7.3 billion for the twelve months ended June 30, 2017 and 2016, respectively).

(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (e).
(d)
Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

(e)	Refer to Table 9 footnote (b).

International Consumer and Network Services

Table 12: ICNS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,247	$1,242	$5	― %	$2,442	$2,382	$60	3%
Interest income	246	234	12	5	481	461	20	4
Interest expense	60	58	2	3	113	112	1	1
Net interest income	186	176	10	6	368	349	19	5
Total revenues net of interest expense	1,433	1,418	15	1	2,810	2,731	79	3
Provisions for losses	84	78	6	8	150	149	1	1
Total revenues net of interest expense after provisions for losses	1,349	1,340	9	1	2,660	2,582	78	3
Expenses
Marketing, promotion, rewards, Card Member services and other	561	500	61	12	1,066	981	85	9
Salaries and employee benefits and other operating expenses	513	567	(54)	(10)	1,027	1,073	(46)	(4)
Total expenses	1,074	1,067	7	1	2,093	2,054	39	2
Pretax segment income	275	273	2	1	567	528	39	7
Income tax provision	66	45	21	47	140	112	28	25
Segment income	$209	$228	$(19)	(8)%	$427	$416	$11	3%
Effective tax rate	24.0%	16.5%			24.7%	21.2%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.
Non-interest revenues were flat for the three month period and increased for the six month period, primarily driven by higher discount revenue in both periods, due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, as well as higher net card fees, offset in the three month period by a prior-year contractual payment from a GNS partner. Total billed business increased, for both the three and six months, reflecting higher cards-in-force and average spend per card. Refer to Tables 6, 7 and 13 for additional information on billed business.
Net interest income increased for both the three and six month periods, primarily driven by higher average loan balances.
Marketing, promotion, rewards, Card Member services and other expenses increased for both the three and six month periods, primarily driven by higher Card Member rewards expense due to higher spending volumes.
Salaries and employee benefits and other operating expenses decreased for both the three and six month periods, primarily driven by lower salaries and employee benefits costs, including restructuring charges in the prior year, partially offset by higher technology and other servicing-related costs.
The effective tax rate in all periods reflects the impact of recurring permanent tax benefits both in relation to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under our internal tax allocation process, and on varying levels of pretax income. The effective tax rates for the prior year periods also reflects the allocated share of tax benefits related to the resolution of certain prior years’ tax items.

Table 13: ICNS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Six Months Ended		2017
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Card billed business (billions)
Proprietary	$28.9	$26.5	9%	$55.5	$51.2	8%
GNS	45.8	43.8	5	89.2	84.3	6
Total	$74.7	$70.3	6	$144.7	$135.5	7
Total cards-in-force
Proprietary	15.4	15.0	3	15.4	15.0	3
GNS	49.2	48.0	3	49.2	48.0	3
Total	64.6	63.0	3	64.6	63.0	3
Proprietary basic cards-in-force	10.6	10.3	3	10.6	10.3	3
Average proprietary basic Card Member spending (dollars)	$2,726	$2,609	4	$5,269	$5,066	4
Total segment assets (billions)	$37.6	$35.0	7	$37.6	$35.0	7
Segment capital (billions)	$2.8	$2.6	8	$2.8	$2.6	8
Return on average segment capital (a)	25.2%	25.5%		25.2%	25.5%
Card Member loans: (b)
Total loans (billions)	$7.2	$6.6	9	$7.2	$6.6	9
Average loans (billions)	$7.1	$6.8	4	$7.0	$6.8	3%
Net write-off rate – principal only (c)	2.0%	2.1%		2.0%	2.0%
Net write-off rate – principal, interest and fees (c)	2.5%	2.5%		2.5%	2.4%
30+ days past due loans as a % of total	1.7%	1.7%		1.7%	1.7%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$186	$176		$368	$349
Exclude:
Interest expense not attributable to our Card Member loan portfolio	14	10		24	21
Interest income not attributable to our Card Member loan portfolio	(3)	(4)		(6)	(7)
Adjusted net interest income (d)	$197	$182		$386	$363

Average loans (billions)	$7.1	$6.8		$7.0	$6.8

Net interest income divided by average loans	10.5%	10.4%		10.5%	10.3%
Net interest yield on Card Member loans (d)	11.2%	10.8%		11.1%	10.8%
Card Member receivables: (b)
Total receivables (billions)	$6.0	$5.6	7%	$6.0	$5.6	7%
Net write-off rate – principal only (c)	1.9%	2.2%		2.0%	2.2%
Net write-off rate – principal and fees(c)	2.0%	2.3%		2.2%	2.4%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($666 million and $711 million for the twelve months ended June 30, 2017 and 2016, respectively) by (ii) one-year average segment capital ($2.6 billion and $2.8 billion for the twelve months ended June 30, 2017 and 2016, respectively).

(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (e).
(d)
Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$2,368	$2,280	$88	4%	$4,639	$4,470	$169	4%
Interest income	334	310	24	8	653	631	22	3
Interest expense	129	104	25	24	238	199	39	20
Net interest income	205	206	(1)	―	415	432	(17)	(4)
Total revenues net of interest expense	2,573	2,486	87	3	5,054	4,902	152	3
Provisions for losses	154	139	15	11	362	299	63	21
Total revenues net of interest expense after provisions for losses	2,419	2,347	72	3	4,692	4,603	89	2
Expenses
Marketing, promotion, rewards, Card Member services and other	949	841	108	13	1,887	1,607	280	17
Salaries and employee benefits and other operating expenses	697	596	101	17	1,402	1,325	77	6
Total expenses	1,646	1,437	209	15	3,289	2,932	357	12
Pretax segment income	773	910	(137)	(15)	1,403	1,671	(268)	(16)
Income tax provision	273	334	(61)	(18)	485	610	(125)	(20)
Segment income	$500	$576	$(76)	(13)%	$918	$1,061	$(143)	(13)%
Effective tax rate	35.3%	36.7%			34.6%	36.5%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased for both the three and six month periods, primarily driven by higher discount revenue due to increases in billed business, partially offset by Costco-related revenues in the prior year and increased contra-discount revenue in the current year, driven by higher client incentives due to increased billed business. The increase in non-interest revenues was also driven by higher net card fees for both the three and six month periods, primarily due to growth in the U.S. small business Platinum portfolio.
Net interest income was relatively flat for the three month period and decreased for the six month period, primarily driven by higher interest expense, reflecting an increase in the cost of funds, and Costco cobrand interest income in the prior year, substantially offset by an increase in average Card Member loans and higher net interest yield.
Provisions for losses increased for both the three and six month periods due to strong growth in both Card Member receivables and loans, partially offset by improving credit performance in the commercial financing portfolio.
Marketing, promotion, rewards, Card Member services and other expenses increased for both the three and six month periods, driven by higher Card Member rewards expenses, which increased $119 million and $246 million for the three and six month periods, respectively. The higher Card Member rewards expenses were primarily driven by enhancements to Platinum rewards and higher spending volumes, partially offset by Costco-related expenses in the prior year. Marketing and promotion expenses decreased in the three month period, but increased in the six month period reflecting spending on growth initiatives.

Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by the prior-year gain on the sale of the Costco HFS portfolio, partially offset by lower technology-related expenses and the HFS valuation allowance in the prior year.
The effective tax rate was lower for both the three and six months, primarily reflecting the geographic mix of business and the resolution of certain prior years’ tax items in the six month period.

Table 15: GCS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Six Months Ended		2017
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Card billed business (billions)	$109.0	$104.3	5%	$211.9	$202.8	4%
Total cards-in-force	13.8	13.4	3	13.8	13.4	3
Basic cards-in-force	13.8	13.4	3	13.8	13.4	3
Average basic Card Member spending (dollars)	$7,920	$7,060	12	$15,455	$13,592	14
Total segment assets (billions)	$51.0	$46.2	10	$51.0	$46.2	10
Segment capital (billions)	$7.4	$7.7	(3)	$7.4	$7.7	(3)
Return on average segment capital (a)	24.2%	28.1%		24.2%	28.1%
Card Member loans (billions)	$10.4	$8.7	20	$10.4	$8.7	20
Card Member receivables (billions)	$32.1	$29.1	10	$32.1	$29.1	10
Card Member loans: (b)
Total loans - GSBS (billions)	$10.3	$8.6	20	$10.3	$8.6	20
Average loans - GSBS (billions)	$10.1	$8.5	19	$9.8	$8.3	18
Net write-off rate (principal only) - GSBS (c)	1.5%	1.3%		1.5%	1.3%
Net write-off rate (principal, interest and fees) - GSBS (c)	1.8%	1.6%		1.8%	1.6%
30+ days past due as a % of total - GSBS	1.1%	1.1%		1.1%	1.1%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$205	$206		$415	$432
Exclude:
Interest expense not attributable to our Card Member loan portfolio	99	80		182	152
Interest income not attributable to our Card Member loan portfolio	(27)	(29)		(54)	(57)
Adjusted net interest income(d)	$277	$257		$543	$527

Average loans including HFS loan portfolios (billions)(e)	$10.2	$10.0		$10.0	$10.1

Net interest income divided by average loans	8.0%	8.2%		8.3%	8.5%
Net interest yield on Card Member loans (d)	10.9%	10.3%		11.0%	10.5%
Card Member receivables: (b)
Total receivables - GCP (billions)	$16.9	$15.3	10	$16.9	$15.3	10
90+ days past billing as a % of total - GCP (f)	0.8%	0.7%		0.8%	0.7%
Net loss ratio (as a % of charge volume) - GCP	0.10%	0.09%		0.10%	0.09%
Total receivables - GSBS (billions)	$15.2	$13.7	11%	$15.2	$13.7	11%
Net write-off rate (principal only) - GSBS (c)	1.6%	1.6%		1.7%	1.7%
Net write-off rate (principal and fees) - GSBS (c)	1.8%	1.9%		1.9%	2.0%
30+ days past due as a % of total - GSBS	1.4%	1.4%		1.4%	1.4%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.8 billion and $2.0 billion for the twelve months ended June 30, 2017 and 2016, respectively) by (ii) one-year average segment capital ($7.3 billion and $7.2 billion for the twelve months ended June 30, 2017 and 2016, respectively).

(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (e).
(d)
Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

(e)	Refer to Table 9 footnote (b).
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

Global Merchant Services

Table 16: GMS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,086	$1,087	$(1)	― %	$2,103	$2,128	$(25)	(1)%
Interest income	1	1	―	―	1	1	―	―
Interest expense	(65)	(61)	(4)	7	(123)	(120)	(3)	3
Net interest income	66	62	4	6	124	121	3	2
Total revenues net of interest expense	1,152	1,149	3	―	2,227	2,249	(22)	(1)
Provisions for losses	―	5	(5)	#	3	13	(10)	(77)
Total revenues net of interest expense after provisions for losses	1,152	1,144	8	1	2,224	2,236	(12)	(1)
Expenses
Marketing, promotion, rewards, Card Member services and other	37	58	(21)	(36)	69	116	(47)	(41)
Salaries and employee benefits and other operating expenses	435	489	(54)	(11)	908	952	(44)	(5)
Total expenses	472	547	(75)	(14)	977	1,068	(91)	(9)
Pretax segment income	680	597	83	14	1,247	1,168	79	7
Income tax provision	250	224	26	12	454	438	16	4
Segment income	$430	$373	$57	15%	$793	$730	$63	9%
Effective tax rate	36.8%	37.5%			36.4%	37.5%

# Denotes a variance greater than 100 percent.

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues were relatively flat for both the three and six month periods, primarily due to lower discount revenue driven by Costco cobrand-related revenues in the prior year as well as higher contra-revenues in the current year, offset by billed business growth across other card products and an increase in loyalty coalition revenues.
Marketing, promotion, rewards, Card Member services and other expenses decreased for both the three and six month periods, reflecting higher levels of spending on growth initiatives in the prior year.

Salaries and employee benefits and other operating expenses decreased for both the three and six month periods, primarily driven by a benefit in the current year from a change in the liability related to non-delivery of goods and services by merchants and growth of the OptBlue program, which does not entail merchant acquirer payments.

Table 17: GMS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Six Months Ended		2017
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Loyalty Coalition revenue	$114	$104	10%	$216	$198	9%
Average discount rate	2.44%	2.43%		2.44%	2.43%
Total segment assets (billions)	$25.5	$24.1	6%	$25.5	$24.1	6%
Segment capital (billions)	$2.7	$2.4	13%	$2.7	$2.4	13%
Return on average segment capital (a)	59.8%	61.9%		59.8%	61.9%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for both the twelve months ended June 30, 2017 and 2016) by (ii) one-year average segment capital ($2.5 billion and $2.4 billion for the twelve months ended June 30, 2017 and 2016, respectively).

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.
Corporate & Other net expense increased to $239 million for the three month period, compared to $229 million in the same period a year ago and decreased to $470 million for the six month period compared to $527 million in the same period a year ago. The decrease for the six month period was primarily driven by prior-year restructuring charges.
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

Transitional Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank), as of June 30, 2017.
Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	June 30,
	2017(a)	2017
Risk-Based Capital
Common Equity Tier 1	5.8%
American Express Company		12.3%
American Express Centurion Bank		16.9
American Express Bank, FSB		13.9
Tier 1	7.3
American Express Company		13.5
American Express Centurion Bank		16.9
American Express Bank, FSB		13.9
Total	9.3
American Express Company		15.2
American Express Centurion Bank		18.2
American Express Bank, FSB		15.2
Tier 1 Leverage	4.0
American Express Company		11.0
American Express Centurion Bank		16.5
American Express Bank, FSB		12.0
Supplementary Leverage Ratio(b)	3.0%
American Express Company		9.4
American Express Centurion Bank		12.7
American Express Bank, FSB		9.9%
(a)	Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2017 for advanced approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

Table 19: Regulatory Risk-Based Capital Components and Risk Weighted Assets
American Express Company	June 30,
($ in Billions)	2017
Risk-Based Capital
Common Equity Tier 1	$16.4
Tier 1 Capital	18.0
Tier 2 Capital(a)	2.3
Total Capital	20.3

Risk-Weighted Assets	133.5
Average Total Assets to calculate the Tier 1 Leverage Ratio	164.2
Total Leverage Exposure to calculate SLR	$190.4
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

Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries adjusted for capital held by insurance subsidiaries and deferred tax assets from net operating losses not deducted from CET1. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements.

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), a portion of the unrealized gains on equity securities and $600 million of subordinated notes, adjusted for capital held by insurance subsidiaries.

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

Fully Phased-in Basel III
Basel III, when fully phased in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased in as of June 30, 2017. These ratios are calculated using the standardized approach for determining risk-weighted assets. We are currently taking steps toward Basel III advanced approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 20: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

June 30,
($ in Billions)	2017
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	12.0%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	13.1

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	10.8
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III	9.3%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$135.0
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	164.0
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$190.2
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

The following table presents a comparison of our CET1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated CET1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of June 30, 2017.

Table 21: Transitional Basel III versus Fully Phased-in Basel III

(Billions)	CET1	Tier 1
Risk-Based Capital under Transitional Basel III	$16.4	$18.0
Adjustments related to:
AOCI	(0.1)	(0.1)
Transition provisions for intangible assets	(0.2)	(0.2)
Other	―	―
Estimated CET1 and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.1	$17.7

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

During the three and six months ended June 30, 2017, we returned $1.1 billion and $2.3 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.6 billion, respectively) and share repurchases ($0.8 billion and $1.7 billion, respectively). We repurchased 11 million common shares at an average price of $79.72 in the second quarter of 2017. These dividend and share repurchase amounts collectively represent approximately 83 percent and 87 percent of total capital generated during the three and six-month periods, respectively.

In addition, during the three months ended June 30, 2017, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series B Preferred Shares during the second quarter of 2017 were $19 million.

On June 28, 2017, we were informed that the Federal Reserve did not object to our capital plan to return capital to shareholders through share repurchases of up to $4.4 billion during the period beginning with the third quarter of 2017 through and including the second quarter of 2018, as well as an increase in our quarterly dividend to $0.35 per share, from $0.32 per share, beginning with the third quarter 2017 dividend declaration, subject to approval by our Board of Directors. The timing and amount of common shares purchased under our authorized capital plan will depend on various factors, including our business plans, financial performance and market conditions. To facilitate repurchases, we may, from time to time, make purchases pursuant to one or more trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase common shares during periods when we might otherwise be prevented from doing so under applicable law or because of self-imposed trading blackout periods.

Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of June 30, 2017 and December 31, 2016:

Table 22: Summary of Consolidated Debt and Customer Deposits

(Billions)	June 30, 2017	December 31, 2016
Short-term borrowings	$3.4	$5.6
Long-term debt	51.9	47.0
Total debt	55.3	52.6
Customer deposits	57.7	53.0
Total debt and customer deposits	$113.0	$105.6

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
During the three months ended June 30, 2017, we issued (i) $3.3 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $1.7 billion of three year Class A Certificates at a fixed rate of 1.77%, and $1.6 billion of two year Class A Certificates at a fixed rate of 1.64%, and (ii) $4.0 billion of senior unsecured notes from American Express Credit Corporation consisting of $1.5 billion of two year notes at a fixed rate of 1.88%, $500 million of two year notes at a  floating rate of  3-month LIBOR plus 33 basis points, and $2.0 billion of ten year notes at a fixed rate of 3.30%.
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

Securitized Borrowing Capacity
As of June 30, 2017, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 16, 2018, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). On July 14, 2017, we extended the Charge Trust’s $3.0 billion facility by two years to mature on July 15, 2020. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 17, 2018, that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2017, no amounts were drawn on the Charge Trust or Lending Trust facilities.

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

We had approximately $61.1 billion as of June 30, 2017 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of June 30, 2017 of $3.0 billion, which expires on December 9, 2018. As of June 30, 2017, no amounts were drawn on this facility.

Unused Credit Outstanding
As of June 30, 2017, we had approximately $259 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30:

Table 24: Cash Flows

(Billions)	2017	2016
Total cash provided by (used in):
Operating activities	$4.3	$3.2
Investing activities	(4.2)	12.1
Financing activities	5.0	(4.3)
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	―
Net increase in cash and cash equivalents	$5.2	$11.0

Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

Net cash provided by operating activities was driven by net income of $2.6 billion and $3.4 billion for the current and prior periods, respectively, adjusted for non-cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The prior period net income includes gains of $1.2 billion on the sales of the HFS portfolios, which are presented in Net (increase) decrease in Card Member receivables and loans, including held for sale, within cash flows from investing activities. The increase during the periods of comparison was driven primarily by impacts from movements in Other receivables and Other assets as a result of normal business operating activities.

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, along with gains on sales related thereto, as well as changes in our available for sale investment securities portfolio.

The decrease in net cash provided by investing activities primarily reflected the sale of the HFS portfolios in the prior period as well as growth in Card Member loans in the current period.

Cash Flows from Financing Activities
Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

The increase in net cash provided by financing activities primarily resulted from a higher net increase in customer deposits and higher net long-term debt issuances in the current year as well as higher share repurchases in the prior period.

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
The European Union, Australia and other jurisdictions have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four party” networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Even where we are not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, such regulation extends to certain aspects of our business. For example, the EU regulation might apply price caps as well as other regulatory measures in circumstances where three-party networks issue cards with a cobrand partner or through an agent. We have brought a legal challenge and seek a ruling from the EU Court of Justice to clarify the interpretation and validity of that part of the regulation. As a precursor to the Court’s final ruling, an advisory opinion was issued on July 6, 2017 advising the Court that (a) the case should be declared inadmissible and (b) if the Court determines to treat the case as admissible, the law should be considered valid and applicable. The advisory opinion is not binding on the Court and there can be no assurance as to the outcome of our legal challenge. For more information on the European Union payments legislation, our related legal challenge and the Australia payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2016 Form 10-K.
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
Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, as well as other steering practices that are permitted by regulation in some countries, could have a material adverse effect on us if it becomes widespread. As revisions to the Payment Services Directive in the European Union are transposed into national law by each Member State, there may be increased instances of differential surcharging of our cards, customer and merchant confusion as to which transactions may be surcharged and Card Member dissatisfaction. On July 19, 2017, the U.K. indicated it would ban surcharging on consumer cards starting January 2018. In addition, the laws of a number of states in the United States that prohibit surcharging are being challenged in litigation brought by merchant groups.

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
Internal and regulatory reviews to assess compliance with such laws and regulations have resulted in, and are likely to continue to result in, changes to our practices, products and procedures, substantial restitution to our Card Members and increased costs related to regulatory oversight, supervision and examination. Such reviews may also result in additional regulatory actions, including civil money penalties.
These types of reviews will be a continuing focus for the CFPB and regulators more broadly, as well as for the company itself. As an example, federal banking regulators announced they are conducting horizontal reviews of banking sales practices and we are cooperating with regulators in those reviews. Also, in prior years, certain cards issued in Puerto Rico, the U.S. Virgin Islands and other U.S. Territories, largely through our international business, did not uniformly carry the same terms, conditions and features as the cards we offered to Card Members in the continental U.S. We conducted an internal review beginning in 2012, voluntarily provided customer remediation in prior periods and reported this matter to our regulators. We have been cooperating with the CFPB’s review as to whether this discontinued practice complied with applicable laws and regulations. We do not believe this matter will have a material adverse impact on our operations or results.
On July 10, 2017, the CFPB issued a final rule that, among other changes, would prohibit providers of certain consumer financial products and services from using a pre-dispute arbitration agreement to bar consumers from filing or participating in a class action. The rule would apply to agreements entered into on or after March 19, 2018. As a result of the rule, we may face increased class claims and therefore be subject to the complexities and costs associated with class action litigation. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some class action matters, there is significant uncertainty as to the ultimate impact of this rule.
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2016 Form 10-K.
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
Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge Card Members generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Some charge card accounts have additional “Pay Over Time” feature(s) that allow revolving of certain balances.

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

Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, the factors identified in the subsequent bullet; the level of spend in bonus categories on rewards-based and/or cash-back cards and redemptions of Card Member rewards and offers; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, an increase in Card Member reimbursements, restructurings, impairments and changes in reserves; write-downs of deferred tax assets as a result of tax law or other changes; credit performance remaining consistent with current expectations; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on Card Member engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation and unfavorable tax audits and other unanticipated tax items; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, continued growth of Card Member loans, a greater erosion of the average discount rate than expected, the strengthening of the U.S. dollar, a greater impact on discount revenue from cash back and cobrand partner and client incentive payments, more cautious spending by large and global corporate Card Members, the willingness of Card Members to pay higher card fees, and lower spending on new cards acquired than estimated; and will depend on factors such as our success in addressing competitive pressures and implementing our strategies and business initiatives, including growing profitable spending from existing  and new Card Members, increasing penetration among middle market and small business clients, expanding our international footprint and increasing merchant acceptance;

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

•
the actual amount to be spent on marketing and promotion, which will be based in part on management’s assessment of competitive opportunities; overall business performance and changes in macroeconomic conditions; the actual amount of advertising and Card Member acquisition costs; competitive pressures that may require additional expenditures; our ability to continue to shift Card Member acquisition to digital channels; contractual obligations with business partners and other fixed costs and prior commitments; management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities; and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

•
our ability to reduce our overall cost base, which will depend in part on the timing and financial impact of reengineering plans, which could be impacted by factors such as our inability to mitigate the operational and other risks posed by potential staff reductions, our inability to develop and implement technology resources to realize cost savings and underestimating hiring and other employee needs; our ability to reduce annual operating expenses, which could be impacted by, among other things, the factors identified below; our ability to optimize marketing and promotion expenses, which could be impacted by the factors identified in the preceding bullet;

•
the ability to reduce annual operating expenses, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; our ability to develop, implement and achieve substantial benefits from reengineering plans; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater than expected inflation; our ability to balance expense control and investments in the business; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

•
our delinquency and write-off rates and growth of provisions for losses being higher than current expectations, which will depend in part on changes in the level of loan balances and delinquencies, mix of loan balances, loans and receivables related to new Card Members and other borrowers performing as expected, credit performance of new and enhanced lending products, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans;

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

•
changes affecting our ability or desire to return capital to shareholders through dividends and share repurchases, which will depend on factors such as approval of our capital plans by our primary regulators, the amount we spend on acquisitions of companies and our results of operations and capital needs and economic environment in any given period;

•
deposit rates increasing faster or slower than current expectations due to changes in our funding mix, market pressures, regulatory constraints or changes in benchmark interest rates, which could affect net interest yield and our funding costs;

•
net interest yield on Card Member loans remaining consistent with current expectations, which will be influenced by, among other things, interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, Card Member acquisition strategy, product mix, cost of funds, credit actions, including line size and other adjustments to credit availability, potential pricing changes and deposit rates, which could be impacted by, among other things, the factors identified in the preceding bullet;

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

•
legal and regulatory developments, including with regard to broad payment system regulatory regimes, actions by the CFPB and other regulators and the stricter regulation of financial institutions, which could require us to make fundamental changes to many of our business practices, including our ability to continue certain GNS and other partnerships; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase our stock; or result in harm to the American Express brand;

•	potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our asset securitization program;
•	potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;
•
changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•
factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyberattacks or fraud, all of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.

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
We do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims, could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are described in this section and others, for which there have been no subsequent material developments since the filing of our 2016 Form 10-K, are described in such report. For additional information, see Note 8 to our “Consolidated Financial Statements.”
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
Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. Following denial of rehearing en banc by the Court of Appeals for the Second Circuit, the trial court entered judgment for American Express on January 25, 2017. On June 2, 2017, the DOJ announced it would not petition the U.S. Supreme Court to review the Second Circuit’s decision in favor of American Express. At the same time, 11 of the 17 states that are party to the case filed a petition with the Supreme Court seeking such a review.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2017
Repurchase program(a)	2,360,576	$78.69	2,360,576	122,161,288
Employee transactions(b)	―	―	N/A	N/A

May 1-31, 2017
Repurchase program(a)	2,983,000	$77.62	2,983,000	119,178,288
Employee transactions(b)	25,353	$79.25	N/A	N/A

June 1-30, 2017
Repurchase program(a)	5,266,678	$81.36	5,266,678	113,911,610
Employee transactions(b)	1,018	$76.85	N/A	N/A

Total
Repurchase program(a)	10,610,254	$79.72	10,610,254	113,911,610
Employee transactions(b)	26,371	$79.16	N/A	N/A
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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the second quarter of 2017 approximately 95 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 25, 2017	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: July 25, 2017	By	/s/ Linda Zukauckas
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