Form 10-Q
period 2017-09-30
AMERICAN EXPRESS CO
filed 2017-10-24
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 18, 2017
Common Shares (par value $0.20 per share)	867,996,250 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2017	2016
Revenues
Non-interest revenues
Discount revenue	$4,772	$4,516
Net card fees	786	747
Other fees and commissions	767	694
Other	436	483
Total non-interest revenues	6,761	6,440
Interest income
Interest on loans	2,129	1,690
Interest and dividends on investment securities	22	34
Deposits with banks and other	91	40
Total interest income	2,242	1,764
Interest expense
Deposits	213	150
Long-term debt and other	354	280
Total interest expense	567	430
Net interest income	1,675	1,334
Total revenues net of interest expense	8,436	7,774
Provisions for losses
Charge card	214	174
Card Member loans	531	319
Other	24	11
Total provisions for losses	769	504
Total revenues net of interest expense after provisions for losses	7,667	7,270
Expenses
Marketing and promotion	814	930
Card Member rewards	1,900	1,566
Card Member services and other	363	278
Salaries and employee benefits	1,265	1,263
Other, net	1,498	1,498
Total expenses	5,840	5,535
Pretax income	1,827	1,735
Income tax provision	471	593
Net income	$1,356	$1,142
Earnings per Common Share (Note 15): (a)
Basic	$1.51	$1.21
Diluted	$1.50	$1.20
Average common shares outstanding for earnings per common share:
Basic	878	920
Diluted	881	923
Cash dividends declared per common share	$0.35	$0.32
(a)
Represents net income less (i) earnings allocated to participating share awards of $11 million and $9 million for the three months ended September 30, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended September 30, 2017 and 2016.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine Months Ended September 30 (Millions, except per share amounts)	2017	2016
Revenues
Non-interest revenues
Discount revenue	$14,106	$13,983
Net card fees	2,305	2,161
Other fees and commissions	2,232	2,076
Other	1,284	1,514
Total non-interest revenues	19,927	19,734
Interest income
Interest on loans	5,936	5,446
Interest and dividends on investment securities	68	104
Deposits with banks and other	233	104
Total interest income	6,237	5,654
Interest expense
Deposits	538	450
Long-term debt and other	994	841
Total interest expense	1,532	1,291
Net interest income	4,705	4,363
Total revenues net of interest expense	24,632	24,097
Provisions for losses
Charge card	590	496
Card Member loans	1,272	831
Other	64	74
Total provisions for losses	1,926	1,401
Total revenues net of interest expense after provisions for losses	22,706	22,696
Expenses
Marketing and promotion	2,344	2,445
Card Member rewards	5,633	5,035
Card Member services and other	1,033	841
Salaries and employee benefits	3,822	4,052
Other, net	4,281	3,388
Total expenses	17,113	15,761
Pretax income	5,593	6,935
Income tax provision	1,660	2,352
Net income	$3,933	$4,583
Earnings per Common Share (Note 15): (a)
Basic	$4.32	$4.77
Diluted	$4.30	$4.76
Average common shares outstanding for earnings per common share:
Basic	889	940
Diluted	892	943
Cash dividends declared per common share	$0.99	$0.90
(a)
Represents net income less (i) earnings allocated to participating share awards of $32 million and $37 million for the nine months ended September 30, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $61 million for both the nine months ended September 30, 2017 and 2016.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Net income	$1,356	$1,142	$3,933	$4,583
Other comprehensive income (loss):
Net unrealized securities (losses) gains, net of tax	(2)	(15)	4	(8)
Foreign currency translation adjustments, net of tax	107	11	456	(115)
Net unrealized pension and other postretirement benefits, net of tax	7	7	8	39
Other comprehensive income (loss)	112	3	468	(84)
Comprehensive income	$1,468	$1,145	$4,401	$4,499

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
(Millions, except share data)	2017	2016
Assets
Cash and cash equivalents
Cash and due from banks	$2,820	$3,278
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2017, $86; 2016, $115)	22,059	20,779
Short-term investment securities	1,289	1,151
Total cash and cash equivalents	26,168	25,208
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2017, $7,825; 2016, $8,874), less reserves: 2017, $512; 2016, $467	51,002	46,841
Other receivables, less reserves: 2017, $32; 2016, $45	2,701	3,232
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2017, $24,249; 2016, $26,129), less reserves: 2017, $1,502; 2016, $1,223	66,376	64,042
Other loans, less reserves: 2017, $64; 2016, $42	2,268	1,419
Investment securities	3,250	3,157
Premises and equipment, less accumulated depreciation and amortization: 2017, $5,797; 2016, $5,145	4,367	4,433
Other assets (includes restricted cash of consolidated variable interest entities: 2017, $1,816; 2016, $38)	12,445	10,561
Total assets	$168,577	$158,893
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$61,290	$53,042
Travelers Cheques and other prepaid products	2,366	2,812
Accounts payable	12,240	11,190
Short-term borrowings	2,352	5,581
Long-term debt (includes debt issued by consolidated variable interest entities: 2017, $15,026; 2016, $15,113)	48,762	46,990
Other liabilities	20,482	18,777
Total liabilities	147,492	138,392
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2017 and December 31, 2016	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 871 million shares as of September 30, 2017 and 904 million shares as of December 31, 2016	175	181
Additional paid-in capital	12,318	12,733
Retained earnings	10,908	10,371
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax of: 2017, $7; 2016, $5	11	7
Foreign currency translation adjustments, net of tax of: 2017, $(486); 2016, $24	(1,806)	(2,262)
Net unrealized pension and other postretirement benefits, net of tax of: 2017, $(196); 2016, $(186)	(521)	(529)
Total accumulated other comprehensive loss	(2,316)	(2,784)
Total shareholders’ equity	21,085	20,501
Total liabilities and shareholders’ equity	$168,577	$158,893

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2017	2016
Cash Flows from Operating Activities
Net income	$3,933	$4,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,926	1,401
Depreciation and amortization	953	810
Deferred taxes and other	(61)	(1,076)
Stock-based compensation	212	190
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	1,043	485
Other assets	(137)	115
Accounts payable and other liabilities	1,197	(963)
Travelers Cheques and other prepaid products	(485)	(594)
Net cash provided by operating activities	8,581	4,951
Cash Flows from Investing Activities
Sales of available-for-sale investment securities	1	51
Maturities and redemptions of available-for-sale investment securities	2,198	1,209
Purchases of investments	(2,339)	(1,355)
Net (increase) decrease in Card Member receivables and loans, including held for sale(a)	(7,535)	11,818
Purchase of premises and equipment, net of sales: 2017, $1; 2016, $2	(812)	(975)
Acquisitions/dispositions, net of cash acquired	(210)	(191)
Net increase in restricted cash	(1,773)	(427)
Net cash (used in) provided by investing activities	(10,470)	10,130
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	8,219	(1,499)
Net decrease in short-term borrowings	(3,232)	(2,040)
Issuance of long-term debt	19,875	5,926
Principal payments on long-term debt	(18,349)	(9,349)
Issuance of American Express common shares	82	78
Repurchase of American Express common shares	(3,087)	(3,542)
Dividends paid	(925)	(892)
Net cash provided by (used in) financing activities	2,583	(11,318)
Effect of foreign currency exchange rates on cash and cash equivalents	266	(5)
Net increase in cash and cash equivalents	960	3,758
Cash and cash equivalents at beginning of period	25,208	22,762
Cash and cash equivalents at end of period	$26,168	$26,520
(a)	Refer to Note 2 for additional information.

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
Upon adoption of the new revenue recognition guidance, the Company will use the full retrospective method, which applies the new standard to each prior reporting period presented. The Company has made significant progress in determining the impact on its Consolidated Financial Statements and underlying operational processes. The most significant changes will be reclassifications from discount revenue to expenses related to Card Member cash-back reward costs and statement credits, as well as corporate incentive payments and net payments to third-party card issuing partners. These reclassifications will have a significant impact on the affected line items of the Consolidated Statements of Income, but will have no impact to net income. There will also be changes to the recognition timing of certain revenues; however, the impact of these changes to net income upon adoption will not be material. Similarly, upon adoption of the new standard, the impact on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows will not be material. The Company is in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard.
In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The guidance, which is effective January 1, 2018, makes targeted changes to current GAAP, specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial instruments. In the ordinary course of business, the Company makes investments in non-public companies currently recognized under the cost method of accounting. Under the new guidance, these investments will be prospectively adjusted for observable price changes upon the identification of identical or similar transactions of the same issuer. The Company expects that adopting this guidance will have an immaterial impact on its financial position, results of operations and cash flows, as well as on its accounting policies, business processes, systems and internal controls.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company will adopt the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company is in the process of upgrading its existing lease administration software for new lease accounting functionality, business processes and internal controls in preparation for the adoption. Specifically, the Company is currently reviewing its lease portfolio and is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts to the Company’s financial position, results of operations and cash flows upon adoption.
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
In August 2017, the FASB issued new accounting guidance providing targeted improvements to the accounting for hedging activities, which is effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. The Company is evaluating the impact this guidance will have on its financial position, results of operations and cash flows, as well as the impact the standard will have on its accounting policies, business processes, systems and internal controls.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 3.  Loans and Accounts Receivable

The Company’s lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.

Card Member loans by segment and Other loans as of September 30, 2017 and December 31, 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services(a)	$49,326	$48,758
International Consumer and Network Services	7,823	6,971
Global Commercial Services	10,729	9,536
Card Member loans	67,878	65,265
Less: Reserve for losses	1,502	1,223
Card Member loans, net	$66,376	$64,042
Other loans, net(b)	$2,268	$1,419
(a)
Includes approximately $24.2 billion and $26.1 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2017 and December 31, 2016, respectively.

(b)
Other loans primarily represent personal and commercial financing products. Other loans are presented net of reserves for losses of $64 million and $42 million as of September 30, 2017 and December 31, 2016, respectively.

Card Member accounts receivable by segment and Other receivables as of September 30, 2017 and December 31, 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services (a)	$11,192	$12,302
International Consumer and Network Services	6,512	5,966
Global Commercial Services	33,810	29,040
Card Member receivables	51,514	47,308
Less: Reserve for losses	512	467
Card Member receivables, net	$51,002	$46,841
Other receivables, net (b)	$2,701	$3,232
(a)	Includes $7.8 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2017 and December 31, 2016, respectively.
(b)
Other receivables primarily represent amounts related to (i) Global Network Services partner banks for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $32 million and $45 million as of September 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2017 and December 31, 2016:

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$48,707	$183	$128	$308	$49,326
International Consumer and Network Services	7,698	39	27	59	7,823
Global Commercial Services
Global Small Business Services	10,556	36	24	59	10,675
Global Corporate Payments(a)	(b)	(b)	(b)	―	54
Card Member Receivables:
U.S. Consumer Services	11,055	51	26	60	11,192
International Consumer and Network Services	6,424	28	18	42	6,512
Global Commercial Services
Global Small Business Services	$15,651	$75	$50	$102	$15,878
Global Corporate Payments(a)	(b)	(b)	(b)	$153	$17,932

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$48,216	$156	$119	$267	$48,758
International Consumer and Network Services	6,863	32	24	52	6,971
Global Commercial Services
Global Small Business Services	9,378	34	23	49	9,484
Global Corporate Payments(a)	(b)	(b)	(b)	―	52
Card Member Receivables:
U.S. Consumer Services	12,158	45	30	69	12,302
International Consumer and Network Services	5,888	22	15	41	5,966
Global Commercial Services
Global Small Business Services	$14,047	$77	$47	$102	$14,273
Global Corporate Payments(a)	(b)	(b)	(b)	$135	$14,767
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
	2017			2016
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	1.7%	2.0%	1.3%	1.5%	1.8%	1.1%
International Consumer and Network Services	2.1%	2.6%	1.6%	2.0%	2.5%	1.7%
Global Small Business Services	1.6%	1.9%	1.1%	1.4%	1.7%	1.1%
Card Member Receivables:
U.S. Consumer Services	1.3%	1.5%	1.2%	1.4%	1.6%	1.4%
International Consumer and Network Services	2.1%	2.2%	1.4%	2.1%	2.3%	1.5%
Global Small Business Services	1.6%	1.8%	1.4%	1.6%	1.8%	1.5%

			2017		2016
			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments			0.10%	0.9%	0.09%	0.8%
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for International Consumer and Network Services (ICNS) as of September 30, 2017 and December 31, 2016; therefore, this segment’s receivables are not included in the following tables.
	As of September 30, 2017

			Accounts Classified as a TDR(c)
2017 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$206	$158	$162	$131	$657	$593	$48
International Consumer and Network Services	59	―	―	―	59	58	―
Global Commercial Services	37	32	28	26	123	113	9
Card Member Receivables:
U.S. Consumer Services	―	―	12	9	21	21	4
Global Commercial Services	―	―	31	16	47	47	8
Total	$302	$190	$233	$182	$907	$832	$69

	As of December 31, 2016

			Accounts Classified as a TDR(c)
2016 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$178	$139	$165	$129	$611	$558	$51
International Consumer and Network Services	52	―	―	―	52	51	―
Global Commercial Services	30	30	26	26	112	103	9
Card Member Receivables:
U.S. Consumer Services	―	―	11	6	17	17	7
Global Commercial Services	―	―	28	10	38	38	21
Total	$260	$169	$230	$171	$830	$767	$88
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

(c)
Accounts classified as a TDR include $15 million and $20 million that are over 90 days past due and accruing interest and $6 million and $11 million that are non-accruals as of September 30, 2017 and December 31, 2016, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $139 million and $132 million of Card Member accounts that have successfully completed a modification program and $43 million and $39 million of Card Member accounts that were not in compliance with the terms of the modification programs as of September 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to the Company’s average balances of, and interest income recognized from, impaired Card Member loans and the average balances of impaired Card Member receivables for the three and nine months ended September 30:
	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$636	$17	$626	$49
International Consumer and Network Services	59	4	56	12
Global Commercial Services	122	5	119	13
Card Member Receivables:
U.S. Consumer Services	20	―	19	―
Global Commercial Services	44	―	42	―
Total	$881	$26	$862	$74

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$587	$14	$555	$38
International Consumer and Network Services	53	4	52	12
Global Commercial Services	111	4	102	10
Card Member Receivables:
U.S. Consumer Services	13	―	13	―
Global Commercial Services	29	―	24	―
Total	$793	$22	$746	$60

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Consumer Services (USCS) and GCS Card Member loans and receivables modified as TDRs for the three and nine months ended September 30, 2017 and 2016. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended				Nine Months Ended
	September 30, 2017				September 30, 2017
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$57	9	(b)	23	$160	10	(b)
Card Member Receivables	1	18	(c)	31	4	64	(c)	27
Total	9	$75			27	$224

	Three Months Ended				Nine Months Ended
	September 30, 2016				September 30, 2016
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$56	9	(b)	23	$163	10	(b)
Card Member Receivables	2	29	(c)	19	7	94	(c)	17
Total	10	$85			30	$257
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification, for the three and nine months ended September 30, 2017 and 2016. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.
	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$9	5	$30
Card Member Receivables	1	2	3	4
Total	3	$11	8	$34

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$12	5	$30
Card Member Receivables	1	1	3	3
Total	4	$13	8	$33
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

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

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2017	2016
Balance, January 1	$1,223	$1,028
Provisions(a)	1,272	831
Net write-offs(b)
Principal	(856)	(687)
Interest and fees	(163)	(128)
Other(c)	26	70
Balance, September 30	$1,502	$1,114
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $307 million and $280 million, and include net write-offs from TDRs of $25 million and $24 million, for the nine months ended September 30, 2017 and 2016, respectively. Recoveries of interest and fees were de minimis.

(c)
Includes foreign currency translation adjustments of $14 million and $(3) million and other adjustments of $12 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2016 also includes reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment as a result of retaining certain loans in connection with the respective sales of JetBlue and Costco cobrand card portfolios.

Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of September 30, 2017 and December 31, 2016:
(Millions)	2017	2016
Card Member loans evaluated individually for impairment(a)	$347	$346
Related reserves (a)	$57	$60
Card Member loans evaluated collectively for impairment(b)	$67,531	$64,919
Related reserves (b)	$1,445	$1,163
(a)	Represents loans modified as a TDR and related reserves.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2017	2016
Balance, January 1	$467	$462
Provisions(a)	590	496
Net write-offs(b)	(548)	(518)
Other(c)	3	(3)
Balance, September 30	$512	$437
(a)	Provisions for principal and fee reserve components.
(b)
Principal and fee write-offs are presented less recoveries of $271 million and $301 million, including net write-offs from TDRs of $2 million and $16 million, for the nine months ended September 30, 2017 and 2016, respectively.

(c)	Includes foreign currency translation adjustments of $18 million and nil and other adjustments of $(15) million and $(3) million for the nine months ended September 30, 2017 and 2016, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of September 30, 2017 and December 31, 2016:
(Millions)	2017	2016
Card Member receivables evaluated individually for impairment(a)	$68	$55
Related reserves (a)	$12	$28
Card Member receivables evaluated collectively for impairment	$51,446	$47,253
Related reserves (b)	$500	$439
(a)	Represents receivables modified as a TDR and related reserves.
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

The following is a summary of investment securities as of September 30, 2017 and December 31, 2016:

	2017				2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
Description of Securities (Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
State and municipal obligations	$1,412	$17	$(2)	$1,427	$2,019	$28	$(11)	$2,036
U.S. Government agency obligations	12	―	―	12	12	―	―	12
U.S. Government treasury obligations	1,115	8	(5)	1,118	465	3	(8)	460
Corporate debt securities	28	―	―	28	19	―	―	19
Mortgage-backed securities (a)	74	2	―	76	92	3	―	95
Equity securities	1	―	―	1	1	―	―	1
Foreign government bonds and obligations	539	1	―	540	486	1	(1)	486
Other (b)	50	―	(2)	48	50	―	(2)	48
Total	$3,231	$28	$(9)	$3,250	$3,144	$35	$(22)	$3,157
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Other comprises investments in various mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016:
	2017					2016
	Less than 12 months		12 months or more			Less than 12 months		12 months or more
		Gross			Gross		Gross			Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses
State and municipal obligations	$101	$(2)	$	―	$ ―	$153	$(11)	$	―	$ ―
U.S. Government treasury obligations	366	(5)		―	―	298	(8)		―	―
Other	―	―		32	(2)	―	―		32	(2)
Total	$467	$(7)		$32	$(2)	$451	$(19)		$32	$(2)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2017 and December 31, 2016:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to			Gross			Gross			Gross
Amortized Cost	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2017:
90%–100%	22	$467	$(7)	6	$32	$(2)	28	$499	$(9)
Total as of September 30, 2017	22	$467	$(7)	6	$32	$(2)	28	$499	$(9)

2016:
90%–100%	33	$411	$(13)	6	$32	$(2)	39	$443	$(15)
Less than 90%	4	40	(6)	―	―	―	4	40	(6)
Total as of December 31, 2016	37	$451	$(19)	6	$32	$(2)	43	$483	$(21)

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

Contractual maturities for investment securities with stated maturities as of September 30, 2017 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$648	$648
Due after 1 year but within 5 years	998	1,000
Due after 5 years but within 10 years	268	272
Due after 10 years	1,267	1,282
Total	$3,181	$3,202

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

The following table provides information on the restricted cash held by the American Express Credit Account Master Trust (the Lending Trust) and the American Express Issuance Trust II (the Charge Trust, collectively the Trusts) as of September 30, 2017 and December 31, 2016, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2017	2016
Lending Trust	$1,814	$35
Charge Trust	2	3
Total	$1,816	$38

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

The Company performs the servicing and key decision making for the Trusts, and therefore has the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, the Company holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of September 30, 2017, the Company’s ownership of variable interests was $10.7 billion for the Lending Trust and $6.5 billion for the Charge Trust. These variable interests held by the Company provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, the Company is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2017 and the year ended December 31, 2016, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer Deposits

As of September 30, 2017 and December 31, 2016, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2017	2016
U.S.:
Interest bearing	$60,573	$52,316
Non-interest bearing (includes Card Member credit balances of: 2017, $300 million; 2016, $331 million)	337	367
Non-U.S.:
Interest bearing	32	58
Non-interest bearing (includes Card Member credit balances of: 2017, $334 million; 2016, $285 million)	348	301
Total customer deposits	$61,290	$53,042

Customer deposits by deposit type as of September 30, 2017 and December 31, 2016 were as follows:

(Millions)	2017	2016
U.S. retail deposits:
Savings accounts – Direct	$30,780	$30,980
Certificates of deposit:(a)
Direct	290	291
Third-party (brokered)	17,229	11,925
Sweep accounts – Third-party (brokered)	12,274	9,120
Other deposits:
U.S. non-interest bearing deposits	37	36
Non-U.S. deposits	46	74
Card Member credit balances ― U.S. and non-U.S.	634	616
Total customer deposits	$61,290	$53,042
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 44 months and 2.10 percent, respectively, as of September 30, 2017.

The scheduled maturities of certificates of deposit as of September 30, 2017 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2017	$1,450	$3	$1,453
2018	5,160	16	5,176
2019	4,252	―	4,252
2020	3,511	―	3,511
2021	1,234	―	1,234
After 5 years	1,912	―	1,912
Total	$17,519	$19	$17,538

As of September 30, 2017 and December 31, 2016, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2017	2016
U.S.	$113	$117
Non-U.S.	8	7
Total	$121	$124

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

For those disclosed material legal proceedings and VAT matters where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal or tax contingencies or where there is no such reserve, and for which the Company is able to estimate a range of possible loss, the current estimated range is zero to $500 million in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent the Company’s maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, the Company may need to increase its range of possible loss or reserves.

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

In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on its assessment of the credit risk of the Company’s derivative counterparties as of September 30, 2017 and December 31, 2016, no credit risk adjustment to the derivative portfolio was required.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2017 and December 31, 2016:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$26	$111	$15	$69
Net investment hedges - Foreign exchange contracts	41	347	210	35
Total derivatives designated as hedging instruments	67	458	225	104
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)	168	308	102	176
Total derivatives, gross	235	766	327	280
Less: Cash collateral netting(c)(d)	(17)	(54)	(8)	(68)
Derivative asset and derivative liability netting(e)	(92)	(157)	(92)	(157)
Total derivatives, net(f)	$126	$555	$227	$55
(a)
Effective January 2017, the Central Clearing Party (CCP) changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. Accordingly, the amounts disclosed for 2017 related to centrally cleared derivatives are based on gross assets of $11 million and liabilities of $87 million net of variation margin of $11 million and $79 million, respectively. The Company also maintained several bilateral interest rate contracts that are not subject to the CCP’s rule change and amounts related to such contracts are shown gross of any collateral exchanged.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.
(c)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to reclaim cash collateral or the obligation to return cash collateral.

(d)
The Company held no non-cash collateral as of September 30, 2017. As of December 31, 2016, the Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities, with a fair value of $18 million, none of which was sold or repledged. Such non-cash collateral economically reduced the Company’s risk exposure to $537 million as of December 31, 2016, but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $152 million and $169 million as of September 30, 2017 and December 31, 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

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

A majority of the Company’s derivative assets and liabilities as of September 30, 2017 and December 31, 2016 are subject to master netting agreements with its derivative counterparties. The Company has no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
The Company is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. The Company has $20.7 billion and $17.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2017 and December 31, 2016, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gains (losses) recognized in Other expenses associated with the Company’s fair value hedges for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Interest rate derivative contracts	$(31)	$(123)	$(100)	$103
Hedged items	39	134	64	(90)
Net hedge ineffectiveness	$8	$11	$(36)	$13

The Company also recognized a net reduction in interest expense on long-term debt of $24 million and $55 million for the three months ended September 30, 2017 and 2016, respectively, and $105 million and $173 million for the nine months ended September 30, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $184 million and $18 million for the three months ended September 30, 2017 and 2016, respectively, and a loss of $515 million and a gain of $25 million for the nine months ended September 30, 2017 and 2016, respectively, with any ineffective portion recognized in Other expenses during the period. The net hedge ineffectiveness recognized was nil for both the three and nine months ended September 30, 2017 and 2016. Other amounts related to foreign exchange contracts reclassified from AOCI into Other expenses included a loss of $18 million and nil for the three months ended September 30, 2017 and 2016, respectively, and a loss of $18 million and a gain of $5 million for the nine months ended September 30, 2017 and 2016, respectively.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $15 million and $4 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $36 million and $12 million for the nine months ended September 30, 2017 and 2016, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative resulted in gains of $1 million for both the three months ended September 30, 2017 and 2016, and a loss of $1 million and a gain of $7 million for the nine months ended September 30, 2017 and 2016, respectively, which are recognized in Card Member services and other expense.

10. Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2017 and December 31, 2016:

	2017						2016
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities and other	$49		$1	$48	$	―	$49		$1	$48	$	―
Debt securities	3,201		1,118	2,083		―	3,108		460	2,648		―
Derivatives(a)	235		―	235		―	765		―	765		―
Total Assets	3,485		1,119	2,366		―	3,922		461	3,461		―
Liabilities:
Derivatives(a)	327		―	327		―	280		―	280		―
Total Liabilities	$327	$	―	$327	$	―	$280	$	―	$280	$	―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2017 and December 31, 2016, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$26	$26		$24	$2	$	―
Other financial assets(b)	56	56		―	56		―
Financial assets carried at other than fair value
Loans, net(c)	69	69		―	―		69

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	69	69		―	69		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	18	18		―	18		―
Long-term debt(c)	$49	$50	$	―	$50	$	―

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$25	$25		$22	$3	$	―
Other financial assets(b)	51	51		―	51		―
Financial assets carried at other than fair value
Loans, net(c)	65	66		―	―		66

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		―	67		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12		―	12		―
Long-term debt(c)	$47	$48	$	―	$48	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.8 billion and $8.8 billion held by a consolidated VIE as of September 30, 2017 and December 31, 2016, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $24.1 billion and $26.0 billion as of September 30, 2017 and December 31, 2016, respectively, and the fair values of long-term debt were $15.1 billion and $15.2 billion as of September 30, 2017 and December 31, 2016, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the nine months ended September 30, 2017 and during the year ended December 31, 2016, the Company did not have any material assets that were measured at fair value due to impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees

The Company provides Card Member protection plans that cover losses associated with purchased products, as well as certain guarantees and indemnifications in the ordinary course of business.

As of September 30, 2017, the maximum potential undiscounted future payments and related liability resulting from these arrangements were $1 billion and $54 million, respectively, and related primarily to the Company’s real estate and business dispositions. As of December 31, 2016, the maximum potential undiscounted future payments and related liability were $48 billion and $86 million, respectively. Amounts related to the Company’s Card Member protection plans were included as of December 31, 2016, in addition to its real estate and business dispositions.

To date the Company has not experienced any significant losses related to guarantees or indemnifications. The Company’s recognition of these instruments is at fair value. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

12. Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2017 and 2016 were as follows:

Three Months Ended September 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2017	$13	$(1,913)	$(528)	$(2,428)
Net unrealized losses	(2)	―	―	(2)
Decrease due to amounts reclassified into earnings	―	(1)	―	(1)
Net translation gain of investments in foreign operations	―	292	―	292
Net losses related to hedges of investments in foreign operations	―	(184)	―	(184)
Pension and other postretirement benefit	―	―	7	7
Net change in accumulated other comprehensive loss	(2)	107	7	112
Balances as of September 30, 2017	$11	$(1,806)	$(521)	$(2,316)

Nine Months Ended September 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized gains	4	―	―	4
Decrease due to amounts reclassified into earnings	―	(1)	―	(1)
Net translation gain of investments in foreign operations(a)	―	972	―	972
Net losses related to hedges of investments in foreign operations	―	(515)	―	(515)
Pension and other postretirement benefit	―	―	8	8
Net change in accumulated other comprehensive loss	4	456	8	468
Balances as of September 30, 2017	$11	$(1,806)	$(521)	$(2,316)

(a)    Includes $289 million of recognized tax benefits (Refer to Note 14).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2016	$65	$(2,170)	$(516)	$(2,621)
Net unrealized losses	(14)	―	―	(14)
Decrease due to amounts reclassified into earnings	(1)	―	―	(1)
Net translation gain of investments in foreign operations	―	29	―	29
Net losses related to hedges of investments in foreign operations	―	(18)	―	(18)
Pension and other postretirement benefit	―	―	7	7
Net change in accumulated other comprehensive loss	(15)	11	7	3
Balances as of September 30, 2016	$50	$(2,159)	$(509)	$(2,618)

Nine Months Ended September 30, 2016 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)
Net unrealized losses	(5)	―	―	(5)
Decrease due to amounts reclassified into earnings	(3)	―	―	(3)
Net translation loss of investments in foreign operations	―	(140)	―	(140)
Net gains related to hedges of investments in foreign operations	―	25	―	25
Pension and other postretirement benefit	―	―	39	39
Net change in accumulated other comprehensive loss	(8)	(115)	39	(84)
Balances as of September 30, 2016	$50	$(2,159)	$(509)	$(2,618)

The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax (benefit) expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Investment securities	$(1)	$(9)	$2	$(7)
Foreign currency translation adjustments(a)	(25)	(6)	(204)	30
Net investment hedges	(99)	(18)	(306)	7
Pension and other postretirement benefits	(2)	7	(10)	36
Total tax impact	$(127)	$(26)	$(518)	$66

(a)    Includes $289 million of tax benefits recognized in the nine months ended September 30, 2017 (Refer to Note 14).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings
		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		Amount			Amount
Description (Millions)	Income Statement Line Item	2017		2016	2017		2016
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$	―	$1	$	―	$5
Related income tax expense	Income tax provision		―	―		―	(2)
Reclassification to net income related to available-for-sale securities			―	1		―	3
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related net investments hedges	Other expenses		(6)	―		(6)	―
Related income tax benefit	Income tax provision		7	―		7	―
Reclassification to net income related to foreign currency translation adjustments			1	―		1	―
Total			$1	$1		$1	$3

13.  Non-Interest Revenue and Expense Detail

The following is a detail of Other fees and commissions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Delinquency fees	$221	$183	$653	$575
Foreign currency conversion fee revenue	219	207	630	610
Loyalty coalition-related fees	116	106	332	304
Travel commissions and fees	93	89	267	256
Other(a)	118	109	350	331
Total Other fees and commissions	$767	$694	$2,232	$2,076
(a)	Other primarily includes service fees and fees related to Membership Rewards programs.
The following is a detail of Other revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Global Network Services partner revenues	$150	$156	$456	$498
Other(a)	286	327	828	1,016
Total Other revenues	$436	$483	$1,284	$1,514
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a detail of Other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Occupancy and equipment	$568	$429	$1,527	$1,332
Professional services	501	630	1,534	1,862
Gain on sale of HFS portfolios(a)	―	―	―	(1,218)
Other(b)	429	439	1,220	1,412
Total Other expenses	$1,498	$1,498	$4,281	$3,388
(a)	Refer to Note 2 for additional information.
(b)
Other expense primarily includes general operating expenses, Card and merchant-related fraud losses, communication expenses, certain loyalty coalition-related expenses, foreign currency-related gains and losses and insurance costs. In addition, for the nine months ended September 30, 2016, Other expenses includes the valuation allowance adjustment associated with loans and receivables HFS.

14.  Income Taxes

The effective tax rate was 25.8 percent and 34.2 percent for the three months ended September 30, 2017 and 2016, respectively, and 29.7 percent and 33.9 percent for the nine months ended September 30, 2017 and 2016, respectively. The changes in tax rates in both periods primarily reflected the realization of certain foreign tax credits and the geographic mix of business, and additionally in the nine month period, the resolution of certain prior years’ tax items.

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
The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $307 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $307 million of unrecognized tax benefits, approximately $257 million relates to amounts that, if recognized, would impact the effective tax rate in a future period. During the nine months ended September 30, 2017, the Company’s unrecognized tax benefits decreased by $253 million. The decrease was primarily due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in shareholders’ equity, specifically within AOCI.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Basic and diluted:
Net income	$1,356	$1,142	$3,933	$4,583
Preferred dividends	(21)	(21)	(61)	(61)
Net income available to common shareholders	1,335	1,121	3,872	4,522
Earnings allocated to participating share awards(a)	(11)	(9)	(32)	(37)
Net income attributable to common shareholders	$1,324	$1,112	$3,840	$4,485
Denominator: (a)
Basic: Weighted-average common stock	878	920	889	940
Add: Weighted-average stock options (b)	3	3	3	3
Diluted	881	923	892	943
Basic EPS	$1.51	$1.21	$4.32	$4.77
Diluted EPS	$1.50	$1.20	$4.30	$4.76
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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.5 million and 3.2 million of options for the three months ended September 30, 2017 and 2016, respectively, and 0.8 million and 2.2 million of options for the nine months ended September 30, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.  Reportable Operating Segments

The Company is a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and Global Merchant Services (GMS). Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other:

Three Months Ended September 30, 2017 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$1,976	$1,277	$2,360	$1,088	$60	$6,761
Interest income	1,509	271	351	―	111	2,242
Interest expense	202	65	144	(65)	221	567
Total revenues net of interest expense	3,283	1,483	2,567	1,153	(50)	8,436
Net income (loss)	$475	$286	$529	$368	$(302)	$1,356
Total assets (billions)	$88	$39	$53	$27	$(38)	$169
Total equity (billions)	$7	$3	$7	$3	$1	$21

Nine Months Ended September 30, 2017 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$5,832	$3,719	$6,999	$3,191	$186	$19,927
Interest income	4,186	752	1,004	1	294	6,237
Interest expense	519	178	382	(188)	641	1,532
Total revenues net of interest expense	9,499	4,293	7,621	3,380	(161)	24,632
Net income (loss)	$1,384	$713	$1,447	$1,161	$(772)	$3,933
Total assets (billions)	$88	$39	$53	$27	$(38)	$169
Total equity (billions)	$7	$3	$7	$3	$1	$21

Three Months Ended September 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$1,849	$1,205	$2,240	$1,044	$102	$6,440
Interest income	1,178	231	282	―	73	1,764
Interest expense	125	55	98	(60)	212	430
Total revenues net of interest expense	2,902	1,381	2,424	1,104	(37)	7,774
Net income (loss)	$401	$155	$466	$359	$(239)	$1,142
Total assets (billions)	$79	$34	$47	$23	$(30)	$153
Total equity (billions)	$8	$3	$7	$2	$1	$21

Nine Months Ended September 30, 2016 (Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other(a)	Consolidated
Non-interest revenues	$5,947	$3,587	$6,710	$3,172	$318	$19,734
Interest income	3,847	692	913	1	201	5,654
Interest expense	404	167	297	(180)	603	1,291
Total revenues net of interest expense	9,390	4,112	7,326	3,353	(84)	24,097
Net income (loss)	$2,162	$571	$1,527	$1,089	$(766)	$4,583
Total assets (billions)	$79	$34	$47	$23	$(30)	$153
Total equity (billions)	$8	$3	$7	$2	$1	$21
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Environment
Our results for the third quarter reflect significant progress against our current priorities of accelerating revenue growth, optimizing investments and resetting the cost base. During the quarter, revenue and earnings performance was strong across our business segments and we continued to invest in new products and benefits, maintaining high levels of new card acquisitions and expanding our merchant network. In addition, our strong balance sheet position allowed us to continue to return a significant amount of capital to shareholders through share repurchases and dividends.

Our worldwide billed business increased 8 percent over the prior year, reflecting growth across our diverse customer segments and geographies. Our U.S. and international proprietary card issuing businesses saw a modest acceleration in billings growth in the current quarter. We also continued to see strong performance from middle market and small business customers, while large and global commercial customers continued to grow at a more modest pace.  Billed business growth for Global Network Services slowed slightly from last quarter as a result of the impact of the evolving regulatory environment in Europe and Australia.

Revenues net of interest expense grew year-over-year primarily due to strong growth in billed business and an increase in net interest income.  Our net interest yield increased year-over-year primarily related to a shift in mix towards non-cobrand lending products that generally attract more revolving loan balances, a lower percentage of total loans at introductory interest rates, specific pricing actions and a benefit from increases in benchmark interest rates. We expect the net interest yield to stabilize over time and, as a result, we expect the growth in net interest income to moderate.

Card Member loan and receivables growth was strong year-over-year, as we continue to expand our relationships with existing customers and acquire new Card Members. Provisions for losses increased as a result of higher Card Member loans and receivables, expected increases in delinquencies and net write-off rates, and a small reserve build related to recent hurricanes. The increases in the delinquency and net write-off rates were primarily due to the seasoning of recent loan vintages and a shift in mix towards non-cobrand lending products, which have higher write-off rates. We expect, as a result of these trends, provisions for losses will continue to grow faster than loans.

Spending on Card Member engagement (the aggregate of rewards, Card Member services and marketing and promotion expenses) increased year-over-year and primarily reflected the recent enhancements to rewards on our U.S. Platinum products, continued strong growth in our Delta cobrand portfolio and higher levels of engagement in many of our premium services. Marketing and promotion expenses decreased, as we realized efficiencies in our marketing spend. Year-over-year operating expenses were flat. In the third quarter of 2017, we incurred impairment and other charges related to our US loyalty coalition and US prepaid businesses. Excluding these charges and a restructuring charge in the prior year, adjusted operating expenses decreased year-over-year, reflecting progress against our cost reduction initiatives.

Our effective tax rate for the quarter was 26 percent, down from 34 percent a year ago, primarily due to the realization of certain foreign tax credits in the current year and a continuing shift in the geographic mix of earnings. Going forward, we estimate our ongoing tax rate will be approximately 32%, although the effective tax rate in any given period can be further impacted by discrete tax items as we saw in the current quarter.

Our third quarter results continue to reflect the diverse sources of growth across our business segments and geographies.  The momentum seen in our results throughout 2017 reflects the investments we have made in a variety of growth opportunities over the last several years. Although we have some headwinds from regulation in markets around the world and intense competition, we remain focused on delivering differentiated value to our merchants, customers and business partners, while delivering appropriate returns to our shareholders.

On October 18, 2017, we announced that the Board of Directors appointed Stephen J. Squeri Chief Executive Officer of American Express Company and elected him Chairman of the Board, each effective February 1, 2018.  Mr. Squeri succeeds Kenneth I. Chenault, who will retire as Chairman and Chief Executive Officer on that date. Mr. Squeri joined American Express in 1985 and in his current role serves as Vice Chairman. See Part II, Item 5. “Other Information” for further detail.

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

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our cobrand partnerships with Costco Wholesale Corporation (Costco) and JetBlue Airways Corporation (JetBlue) (collectively, the HFS portfolios) to Card Member loans and receivables held for sale (HFS) on the Consolidated Balance Sheets. On March 18, 2016 and June 17, 2016, we completed the sales of the JetBlue and Costco cobrand card portfolios, respectively. For the periods from December 1, 2015, through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which do not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) reflect amounts related to the HFS portfolios through the sale completion dates. Additionally, for periods after the sale completion dates, activities associated with these cobrand partnerships and the HFS portfolios are no longer included in our Consolidated Results of Operations. Specifically, these impacts include: Discount revenue from Costco in the United States for spend on all American Express cards and from other merchants for spend on the Costco cobrand card; Other fees and commissions and Interest income from Costco cobrand Card Members; and Card Member rewards expense related to the Costco cobrand card, resulting in a lack of comparability between 2017 and 2016 in the first half of the year.
The discussions in both the Consolidated Results of Operations and Business Segment Results provide commentary on the variances for the three and nine month periods ended September 30, 2017 compared to same periods in the prior year, as presented in the accompanying tables.

Table 1: Summary of Financial Performance

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages and per share amounts)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenues net of interest expense	$8,436	$7,774	$662	9%	$24,632	$24,097	$535	2%
Provisions for losses	769	504	265	53	1,926	1,401	525	37
Expenses	5,840	5,535	305	6	17,113	15,761	1,352	9
Net income	1,356	1,142	214	19	3,933	4,583	(650)	(14)
Earnings per common share - diluted(a)	$1.50	$1.20	$0.30	25%	$4.30	$4.76	$(0.46)	(10)%
Return on average equity(b)	22.7%	26.1%			22.7%	26.1%
(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $11 million and $9 million for the three months ended September 30, 2017 and 2016, respectively, and $32 million and $37 million for the nine months ended September 30, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended September 30, 2017 and 2016, and $61 million for both the nine months ended September 30, 2017 and 2016.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($4.8 billion and $5.5 billion for September 30, 2017 and 2016, respectively) by (ii) one-year average total shareholders’ equity ($21.0 billion for both September 30, 2017 and 2016).

Table 2: Total Revenue Net of Interest Expense Summary
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Discount revenue	$4,772	$4,516	$256	6%	$14,106	$13,983	$123	1%
Net card fees	786	747	39	5	2,305	2,161	144	7
Other fees and commissions	767	694	73	11	2,232	2,076	156	8
Other	436	483	(47)	(10)	1,284	1,514	(230)	(15)
Total non-interest revenues	6,761	6,440	321	5	19,927	19,734	193	1
Total interest income	2,242	1,764	478	27	6,237	5,654	583	10
Total interest expense	567	430	137	32	1,532	1,291	241	19
Net interest income	1,675	1,334	341	26	4,705	4,363	342	8
Total revenues net of interest expense	$8,436	$7,774	$662	9%	$24,632	$24,097	$535	2%

Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily due to growth in billed business of 8 percent and 3 percent for the three and nine month periods, respectively, partially offset by a decrease in the average discount rate and increases in contra-discount revenues. The increase in contra-discount revenue was primarily due to higher corporate client incentives and cobrand partner payments, both driven by higher volumes. U.S. billed business increased 7 percent and decreased 1 percent for the three and nine month periods respectively. Non-U.S. billed business increased 10 percent and 11 percent for the three and nine month periods, respectively. See Tables 5, 6 and 7 for more details on billed business performance.

The decreases in the average discount rate for both the three and nine month periods primarily reflected changes in industry and geographic mix, rate pressure from merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in certain international markets, and the continued growth of the OptBlue program. We expect the average discount rate will likely continue to decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume related pricing discounts, certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates) and other factors.
Net card fees increased for both the three and nine month periods, primarily driven by growth in the Platinum and Delta portfolios as well as growth in certain key international markets.
Other fees and commissions increased for both the three and nine month periods, primarily driven by an increase in delinquency fees due to a change in certain U.S. charge card portfolios’ late fee assessment date.
Other revenues decreased for both the three and nine month periods, primarily driven by revenues related to our Loyalty Edge business in the prior year, and additionally in the nine month period, a contractual payment from a GNS partner in the prior year.
Interest income increased for both the three and nine month periods, primarily driven by growth in average Card Member loans and higher yields in the current year. The increase in yields was primarily driven by a mix shift towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances, as well as a lower percentage of loans at introductory rates, specific pricing actions, and a benefit from increases in benchmark interest rates.
Interest expense increased for both the three and nine month periods, primarily driven by marginally higher interest rates and higher average long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Charge card	$214	$174	$40	23%	$590	$496	$94	19%
Card Member loans	531	319	212	66	1,272	831	441	53
Other	24	11	13	#	64	74	(10)	(14)
Total provisions for losses(a)	$769	$504	$265	53%	$1,926	$1,401	$525	37%
# Denotes a variance greater than 100 percent.
(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.

Provisions for Losses
Charge card provision for losses increased for both the three and nine month periods, primarily driven by growth in receivables due to charge volume and higher net write-offs.
Card Member loans provision for losses increased for both the three and nine month periods, primarily driven by strong loan growth, as well as increases in delinquencies and net write-off rates, primarily due to the seasoning of recent loan vintages and a shift in mix towards non-cobrand lending products, which have higher write-off rates.
Other provision for losses increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily due to growth in the non-card lending portfolio, which was more than offset in the nine month period by improving credit performance in the commercial financing portfolio.

Table 4: Expenses Summary
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Marketing and promotion	$814	$930	$(116)	(12)%	$2,344	$2,445	$(101)	(4)%
Card Member rewards	1,900	1,566	334	21	5,633	5,035	598	12
Card Member services and other	363	278	85	31	1,033	841	192	23
Total marketing, promotion, rewards, Card Member services and other	3,077	2,774	303	11	9,010	8,321	689	8
Salaries and employee benefits	1,265	1,263	2	―	3,822	4,052	(230)	(6)
Other, net(a)	1,498	1,498	―	―	4,281	3,388	893	26
Total expenses	$5,840	$5,535	$305	6%	$17,113	$15,761	$1,352	9%
(a)	Beginning December 1, 2015 through to the portfolio sale completion dates, includes the valuation allowance adjustment associated with the HFS portfolios.
Expenses
Marketing and promotion expenses decreased for both the three and nine month periods, primarily due to lower spending on growth initiatives.
Card Member rewards expenses increased for both the three and nine month periods, primarily driven by increases in Membership Rewards expense of $202 million and cobrand rewards expense of $132 million for the three month period and an increase in Membership Rewards expense of $674 million partially offset by a decrease in cobrand rewards expense of $75 million for the nine month period. The increases in Membership Rewards expense were primarily driven by enhancements to U.S. Consumer and Small Business Platinum rewards and higher spending volumes. The increase in cobrand rewards expense in the three month period reflected growth in spending volumes across cobrand card products, which was more than offset in the nine month period by the impact of Costco-related expenses in the prior year.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 95 percent (rounded down) at both September 30, 2017 and 2016.
Card Member services and other expenses increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits and the enhanced Platinum card benefits.
Salaries and employee benefits expenses were flat for the three month period and decreased for the nine month period. The decrease in the nine month period reflected higher restructuring charges in the prior year and benefits from our cost reduction initiatives in the current year.
Other expenses were flat for the three month period and increased for the nine month period. The three month period results were primarily driven by lower technology-related costs in the current year and Loyalty Edge-related costs included in the prior year, offset by current-year charges related to our U.S. loyalty coalition and prepaid businesses. The increase in the nine month period was primarily driven by the prior-year gains on the sale of the HFS portfolios, partially offset by the previously mentioned lower technology-related costs in the current year and Loyalty Edge-related costs in the prior year.
Income Taxes
The effective tax rate decreased for both the three and nine month periods, primarily reflecting the realization of certain foreign tax credits and the geographic mix of business, and additionally in the nine month period, the resolution of certain prior years’ tax items.

Table 5: Selected Card-Related Statistical Information
	As of or for the		Change		As of or for the		Change
	Three Months Ended		2017		Nine Months Ended		2017
	September 30,		vs.		September 30,		vs.
	2017	2016	2016		2017	2016	2016
Card billed business: (billions)
United States	$176.4	$164.6	7%		$519.4	$526.0	(1)%
Outside the United States	95.5	86.6	10		274.4	248.3	11
Worldwide	$271.9	$251.2	8		$793.8	$774.3	3
Proprietary	$225.3	$206.4	9		$658.0	$645.2	2
Global Network Services	46.6	44.8	4		135.8	129.1	5
Worldwide	$271.9	$251.2	8		$793.8	$774.3	3
Total cards-in-force: (millions)
United States	49.5	47.1	5		49.5	47.1	5
Outside the United States	63.4	61.7	3		63.4	61.7	3
Worldwide	112.9	108.8	4		112.9	108.8	4
Proprietary	63.9	60.7	5		63.9	60.7	5
Global Network Services	49.0	48.1	2		49.0	48.1	2
Worldwide	112.9	108.8	4		112.9	108.8	4
Basic cards-in-force: (millions)
United States	39.0	37.0	5		39.0	37.0	5
Outside the United States	52.7	51.1	3		52.7	51.1	3
Worldwide	91.7	88.1	4		91.7	88.1	4
Average basic Card Member spending: (dollars)(a)
United States	$5,018	$4,937	2		$15,009	$13,732	9
Outside the United States	3,598	3,264	10		10,351	9,667	7
Worldwide Average	4,596	4,433	4		13,620	12,628	8
Card Member loans: (billions)
United States	59.9	53.9	11		59.9	53.9	11
Outside the United States	8.0	6.7	19		8.0	6.7	19
Worldwide	$67.9	$60.6	12		$67.9	$60.6	12
Average discount rate	2.42%	2.47%			2.44%	2.45%
Average fee per card (dollars)(a)	$49	$49	―	%	$49	$43	14%
(a)
Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

Table 6: Billed Business Growth
	Three Months Ended
	September 30, 2017
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates(a)
Worldwide(b)
Total billed business	8%	8%
Proprietary billed business	9	9
GNS billed business(c)	4	4
Airline-related volume (8% of worldwide billed business)	5	3
United States(b)
Billed business	7
Proprietary consumer card billed business(d)	7
Proprietary small business and corporate services billed business(e)	9
T&E-related volume (25% of U.S. billed business)	3
Non-T&E-related volume (75% of U.S. billed business)	8
Airline-related volume (7% of U.S. billed business)	2
Outside the United States(b)
Billed business	10	9
Japan, Asia Pacific & Australia (JAPA) billed business	8	9
Latin America & Canada (LACC) billed business	10	8
Europe, the Middle East & Africa (EMEA) billed business	13	10
Proprietary consumer card billed business(c)	15	13
Proprietary small business and corporate services billed business(e)	14%	11%
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

Table 7: Billed Business Growth
	Nine Months Ended
	September 30, 2017
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates(a)
Worldwide(b)
Total billed business	3%	3%
Proprietary billed business	2	2
GNS billed business(c)	5	5
Airline-related volume (8% of worldwide billed business)	2	2
United States(b)
Billed business	(1)
Proprietary consumer card billed business(d)	(6)
Proprietary small business and corporate services billed business(e)	5
T&E-related volume (26% of U.S. billed business)	(2)
Non-T&E-related volume (74% of U.S. billed business)	(1)
Airline-related volume (7% of U.S. billed business)	(1)
Outside the United States(b)
Billed business	11	11
Japan, Asia Pacific & Australia billed business	12	12
Latin America & Canada billed business	10	9
Europe, the Middle East & Africa billed business	9	11
Proprietary consumer card billed business(c)	11	12
Proprietary small business and corporate services billed business(e)	12%	12%
(a)	Refer to Note (a) in Table 6.
(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 8: Selected Credit-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Nine Months Ended		2017
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Worldwide Card Member loans: (a)
Total loans (billions)	$67.9	$60.6	12	$67.9	$60.6	12
Loss reserves:
Beginning balance	$1,320	$1,091	21	$1,223	$1,028	19
Provisions (b)	531	319	66	1,272	831	53
Net write-offs — principal only (c)	(299)	(250)	20	(856)	(687)	25
Net write-offs — interest and fees (c)	(57)	(48)	19	(163)	(128)	27
Other (d)	7	2	#	26	70	(63)
Ending balance	$1,502	$1,114	35	$1,502	$1,114	35
Ending reserves — principal	$1,427	$1,050	36	$1,427	$1,050	36
Ending reserves — interest and fees	$75	$64	17	$75	$64	17
% of loans	2.2%	1.8%		2.2%	1.8%
% of past due	174%	160%		174%	160%
Average loans (billions)(a)	$67.1	$60.3	11%	$65.4	$58.9	11%
Net write-off rate — principal only (e)	1.8%	1.7%		1.7%	1.6%
Net write-off rate — principal, interest and fees (e)	2.1	2.0		2.1	1.8
30+ days past due as a % of total (e)	1.3%	1.1%		1.3%	1.1%

Worldwide Card Member receivables: (a)
Total receivables (billions)	$51.5	$45.3	14%	$51.5	$45.3	14%
Loss reserves:
Beginning balance	$475	$423	12	$467	$462	1
Provisions (b)	214	174	23	590	496	19
Net write-offs (c)	(175)	(159)	10	(548)	(518)	6
Other	(2)	(1)	#	3	(3)	#
Ending balance	$512	$437	17	$512	$437	17
% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal only (e)	1.5	1.4		1.6	1.6
Net write-off rate — principal and fees (e)	1.7	1.6		1.8	1.8
30+ days past due as a % of total (e)	1.3	1.4		1.3	1.4
Net loss ratio as a % of charge volume — GCP	0.09	0.11		0.10	0.09
90+ days past billing as a % of total — GCP	0.9%	0.8%		0.9%	0.8%
# Denotes a variance greater than 100 percent.
(a)	Beginning December 1, 2015 through to the sale completion dates, does not reflect the HFS portfolios.
(b)	Reflects provisions for principal, interest and/or fees on Card Member loans and receivables. Refer to Table 3 footnote (a).
(c)	Write-offs, less recoveries.
(d)
The nine months ended September 30, 2016 includes reserves associated with Card Member loans reclassified from HFS to held for investment. Refer to Changes in Card Member loans reserve for losses under Note 4 to our Consolidated Financial Statements for additional information.

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

Table 9: Net Interest Yield on Card Member Loans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages and where indicated)	2017	2016	2017	2016
Net interest income	$1,675	$1,334	$4,705	$4,363
Exclude:
Interest expense not attributable to our Card Member loan portfolio	315	261	869	746
Interest income not attributable to our Card Member loan portfolio	(174)	(104)	(459)	(309)
Adjusted net interest income (a)	$1,816	$1,491	$5,115	$4,800
Average loans (billions)(b)	$67.1	$60.3	$65.4	$66.6
Net interest income divided by average loans	10.0%	8.8%	9.6%	8.7%
Net interest yield on Card Member loans (a)	10.7%	9.8%	10.5%	9.6%
(a)
Adjusted net interest income and net interest yield on Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for definitions of these terms. We believe adjusted net interest income is useful to investors because it is a component of net interest yield on Card Member loans, which provides a measure of profitability of our Card Member loan portfolio.

(b)	Beginning December 1, 2015 through to the sale completion dates, for the purposes of the calculation of net interest yield on Card Member loans, average loans included the HFS loan portfolios.

Business Segment Results

U.S. Consumer Services

Table 10: USCS Selected Income Statement Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,976	$1,849	$127	7%	$5,832	$5,947	(115)	(2)%
Interest income	1,509	1,178	331	28	4,186	3,847	339	9
Interest expense	202	125	77	62	519	404	115	28
Net interest income	1,307	1,053	254	24	3,667	3,443	224	7
Total revenues net of interest expense	3,283	2,902	381	13	9,499	9,390	109	1
Provisions for losses	459	275	184	67	1,098	702	396	56
Total revenues net of interest expense after provisions for losses	2,824	2,627	197	7	8,401	8,688	(287)	(3)
Expenses
Marketing, promotion, rewards, Card Member services and other	1,440	1,274	166	13	4,206	3,991	215	5
Salaries and employee benefits and other operating expenses	684	738	(54)	(7)	2,126	1,297	829	64
Total expenses	2,124	2,012	112	6	6,332	5,288	1,044	20
Pretax segment income	700	615	85	14	2,069	3,400	(1,331)	(39)
Income tax provision	225	214	11	5	685	1,238	(553)	(45)
Segment income	$475	$401	$74	18%	$1,384	$2,162	(778)	(36)%
Effective tax rate	32.1%	34.8%			33.1%	36.4%

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including consumer travel services.
Non-interest revenues increased for the three month period and decreased for the nine month period, primarily driven by discount revenue, which increased $74 million for the three month period, reflecting an increase in billed business of 6 percent, and decreased $251 million for the nine month period, reflecting a decrease in billed business of 6 percent. The decreases in both discount revenue and billed business in the nine month period were driven by Costco-related volumes included in the prior year. Net card fees and other fees and commissions increased in both periods driven primarily by growth in the Platinum and Delta portfolios and higher delinquency fees, respectively.
Net interest income increased for both the three and nine month periods, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by marginally higher cost of funds.
Provisions for losses increased for both the three and nine month periods, primarily driven by Card Member loans provision, which increased $168 million and $345 million in the three and nine month periods, respectively, due to strong loan growth, as well as increases in delinquencies and higher net write-off rates primarily due to the seasoning of recent loan vintages and a shift in mix towards non-cobrand lending products, which have higher write-off rates.
Marketing, promotion, rewards, Card Member services and other expenses increased for both the three and nine month periods, reflecting higher Card Member rewards and Card Member services and other expenses in both periods, partially offset by lower marketing and promotion expenses in both periods. Card Member rewards expense increased $168 million and $123 million for the three and nine month periods, respectively, primarily driven by enhancements to Platinum rewards and increased spending volumes, partially offset in the nine month period by Costco-related expenses in the prior year. Card Member services and other expenses increased $48 million and $104 million for the three and nine month periods, respectively, driven by higher usage of travel-related benefits and enhanced Platinum card benefits. Marketing and promotion expenses decreased $50 million and $12 million for the three and nine month periods, respectively, due to lower spending on growth initiatives.

Salaries and employee benefits and other operating expenses decreased for the three month period and increased for the nine month period. The decrease in the three month period was primarily driven by lower technology and other servicing-related costs in the current year and the prior year HFS valuation allowance adjustment and restructuring charges. All of these impacts were more than offset in the nine month period by the prior-year gain on the sale of the Costco HFS portfolio.
The effective tax rate was lower for both the three and nine month periods, primarily reflecting the level of pretax income in relation to recurring permanent tax benefits.

Table 11: USCS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Nine Months Ended		2017
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Card billed business (billions)	$83.7	$78.6	6%	$246.0	$261.0	(6)%
Total cards-in-force	34.4	32.3	7	34.4	32.3	7
Basic cards-in-force	24.6	22.9	7	24.6	22.9	7
Average basic Card Member spending (dollars)	$3,433	$3,452	(1)	$10,271	$9,878	4
Total segment assets (billions)	$87.7	$79.4	10	$87.7	$79.4	10
Segment capital (billions)	$7.1	$7.5	(5)	$7.1	$7.5	(5)
Return on average segment capital (a)	24.2%	37.4%		24.2%	37.4%
Card Member loans: (b)
Total loans (billions)	$49.3	$44.9	10	$49.3	$44.9	10
Average loans (billions)	$49.0	$44.8	9	$48.1	$43.7	10
Net write-off rate – principal only (c)	1.8%	1.6%		1.7%	1.5%
Net write-off rate – principal, interest and fees (c)	2.1%	1.9%		2.0%	1.8%
30+ days past due loans as a % of total	1.3%	1.1%		1.3%	1.1%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$1,307	$1,053		$3,667	$3,443
Exclude:
Interest expense not attributable to our Card Member loan portfolio	33	20		84	59
Interest income not attributable to our Card Member loan portfolio	(29)	(6)		(70)	(16)
Adjusted net interest income (d)	$1,311	$1,067		$3,681	$3,486

Average loans (billions)(e)	$49.0	$44.8		$48.1	$50.1

Net interest income divided by average loans	10.7%	9.4%		10.2%	9.2%
Net interest yield on Card Member loans(d)	10.6%	9.5%		10.2%	9.3%
Card Member receivables: (b)
Total receivables (billions)	$11.2	$10.1	11%	$11.2	$10.1	11%
Net write-off rate – principal only (c)	1.2%	1.1%		1.3%	1.4%
Net write-off rate – principal and fees (c)	1.3%	1.3%		1.5%	1.6%
30+ days past due as a % of total	1.2%	1.4%		1.2%	1.4%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.7 billion and $2.7 billion for the twelve months ended September 30, 2017 and 2016, respectively) by (ii) one-year average segment capital ($7.2 billion for both the twelve months ended September 30, 2017 and 2016).

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

(e)	Refer to Table 9 footnote (b).

International Consumer and Network Services

Table 12: ICNS Selected Income Statement Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,277	$1,205	$72	6%	$3,719	$3,587	$132	4%
Interest income	271	231	40	17	752	692	60	9
Interest expense	65	55	10	18	178	167	11	7
Net interest income	206	176	30	17	574	525	49	9
Total revenues net of interest expense	1,483	1,381	102	7	4,293	4,112	181	4
Provisions for losses	106	84	22	26	256	233	23	10
Total revenues net of interest expense after provisions for losses	1,377	1,297	80	6	4,037	3,879	158	4
Expenses
Marketing, promotion, rewards, Card Member services and other	587	554	33	6	1,653	1,535	118	8
Salaries and employee benefits and other operating expenses	483	535	(52)	(10)	1,510	1,608	(98)	(6)
Total expenses	1,070	1,089	(19)	(2)	3,163	3,143	20	1
Pretax segment income	307	208	99	48	874	736	138	19
Income tax provision	21	53	(32)	(60)	161	165	(4)	(2)
Segment income	$286	$155	$131	85%	$713	$571	$142	25%
Effective tax rate	6.8%	25.5%			18.4%	22.4%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services to consumers outside the United States.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher discount revenue in both periods, due to an increase in proprietary billed business, as well as higher net card fees, partially offset in the nine month period by a prior-year contractual payment from a GNS partner. Total billed business increased, for both the three and nine months, reflecting higher cards-in-force and average spend per card. Refer to Tables 6, 7 and 13 for additional information on billed business.
Net interest income increased for both the three and nine month periods, primarily driven by higher average loan balances and higher yields.
Provisions for losses increased for both the three and nine month periods due to strong growth in both Card Member receivables and loans, as well as an increase in net write-off rates.
Marketing, promotion, rewards, Card Member services and other expenses increased for both the three and nine month periods, primarily driven by higher Card Member rewards expense due to higher spending volumes, partially offset by lower marketing and promotion expenses in part due to lower spending on growth initiatives.
Salaries and employee benefits and other operating expenses decreased for both the three and nine month periods, primarily driven by lower salaries and employee benefits costs, including restructuring charges in the prior year, partially offset in the nine month period by higher technology and other servicing-related costs.
The effective tax rates decreased for both the three and nine month periods, primarily reflecting the allocated share of tax benefits related to the realization of certain foreign tax credits and the geographic mix of business, and additionally in the nine month period, the allocated share of tax benefits related to the resolution of certain prior years’ tax items. In addition, the effective tax rate in all periods reflected the impact of recurring permanent tax benefits both in relation to the segment’s ongoing funding activities outside the United States, which is allocated to ICNS under our internal tax allocation process, and on varying levels of pretax income.

Table 13: ICNS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Nine Months Ended		2017
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Card billed business (billions)
Proprietary	$30.5	$26.6	15%	$86.0	$77.8	11%
GNS	46.6	44.8	4	135.8	129.1	5
Total	$77.1	$71.4	8	$221.8	$206.9	7
Total cards-in-force
Proprietary	15.6	14.8	5	15.6	14.8	5
GNS	49.0	48.1	2	49.0	48.1	2
Total	64.6	62.9	3	64.6	62.9	3
Proprietary basic cards-in-force	10.8	10.3	5	10.8	10.3	5
Average proprietary basic Card Member spending (dollars)	$2,840	$2,596	9	$8,111	$7,665	6
Total segment assets (billions)	$38.9	$34.4	13	$38.9	$34.4	13
Segment capital (billions)	$2.9	$2.7	7	$2.9	$2.7	7
Return on average segment capital (a)	29.5%	26.4%		29.5%	26.4%
Card Member loans: (b)
Total loans (billions)	$7.8	$6.7	16	$7.8	$6.7	16
Average loans (billions)	$7.5	$6.7	12	$7.2	$6.8	6%
Net write-off rate – principal only (c)	2.2%	2.1%		2.1%	2.0%
Net write-off rate – principal, interest and fees (c)	2.7%	2.6%		2.6%	2.5%
30+ days past due loans as a % of total	1.6%	1.7%		1.6%	1.7%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$206	$176		$574	$525
Exclude:
Interest expense not attributable to our Card Member loan portfolio	17	12		41	33
Interest income not attributable to our Card Member loan portfolio	(4)	―		(10)	(7)
Adjusted net interest income (d)	$219	$188		$605	$551

Average loans (billions)	$7.5	$6.7		$7.2	$6.8

Net interest income divided by average loans	11.0%	10.5%		10.6%	10.4%
Net interest yield on Card Member loans (d)	11.6%	11.2%		11.2%	10.9%
Card Member receivables: (b)
Total receivables (billions)	$6.5	$5.6	16%	$6.5	$5.6	16%
Net write-off rate – principal only (c)	2.2%	2.0%		2.1%	2.1%
Net write-off rate – principal and fees(c)	2.4%	2.2%		2.2%	2.3%
30+ days past due as a % of total	1.4%	1.5%		1.4%	1.5%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($797 million and $711 million for the twelve months ended September 30, 2017 and 2016, respectively) by (ii) one-year average segment capital ($2.7 billion for both the twelve months ended September 30, 2017 and 2016).

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

Global Commercial Services

Table 14: GCS Selected Income Statement Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$2,360	$2,240	$120	5%	$6,999	$6,710	$289	4%
Interest income	351	282	69	24	1,004	913	91	10
Interest expense	144	98	46	47	382	297	85	29
Net interest income	207	184	23	13	622	616	6	1
Total revenues net of interest expense	2,567	2,424	143	6	7,621	7,326	295	4
Provisions for losses	194	134	60	45	556	433	123	28
Total revenues net of interest expense after provisions for losses	2,373	2,290	83	4	7,065	6,893	172	2
Expenses
Marketing, promotion, rewards, Card Member services and other	905	808	97	12	2,792	2,415	377	16
Salaries and employee benefits and other operating expenses	696	753	(57)	(8)	2,098	2,078	20	1
Total expenses	1,601	1,561	40	3	4,890	4,493	397	9
Pretax segment income	772	729	43	6	2,175	2,400	(225)	(9)
Income tax provision	243	263	(20)	(8)	728	873	(145)	(17)
Segment income	$529	$466	$63	14%	$1,447	$1,527	$(80)	(5)%
Effective tax rate	31.5%	36.1%			33.5%	36.4%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher discount revenue due to increases in billed business, partially offset by increased contra-discount revenue driven by higher client incentives. The increase in non-interest revenues, in both periods, was also driven by higher net card fees and higher other fees and commissions, primarily due to growth in the U.S. small business Platinum portfolio and higher delinquency fees, respectively.
Net interest income increased for both the three and nine month periods, primarily driven by an increase in average Card Member loans and higher yields, partially offset by higher interest expense, reflecting an increase in the cost of funds.
Provisions for losses increased for both the three and nine month periods due to growth in both Card Member receivables and loans, as well as increases in net write-off and delinquency rates, all of which were partially offset in the nine month period by improving credit performance in the commercial financing portfolio.
Marketing, promotion, rewards, Card Member services and other expenses increased for both the three and nine month periods, driven by higher Card Member rewards expenses, which increased $120 million and $366 million for the three and nine month periods, respectively, partially offset by declines in marketing and promotion expenses in the same respective periods. The higher Card Member rewards expenses were primarily driven by enhancements to Platinum rewards and higher spending volumes, partially offset in the nine month period by Costco-related expenses in the prior year.

Salaries and employee benefits and other operating expenses decreased for the three month period and was relatively flat for the nine month period, primarily driven by lower technology and other servicing-related costs in the current year and the prior year HFS valuation allowance adjustment and restructuring charges, all of which were offset in the nine month period by the prior-year gain on the sale of the Costco HFS portfolio.
The effective tax rate was lower for both the three and nine months, primarily reflecting the geographic mix of business.

Table 15: GCS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Nine Months Ended		2017
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Card billed business (billions)	$109.7	$100.1	10%	$321.5	$302.8	6%
Total cards-in-force	13.9	13.6	2	13.9	13.6	2
Basic cards-in-force	13.9	13.6	2	13.9	13.6	2
Average basic Card Member spending (dollars)	$7,907	$7,386	7	$23,364	$20,857	12
Total segment assets (billions)	$52.7	$46.8	13	$52.7	$46.8	13
Segment capital (billions)	$7.3	$7.3	―	$7.3	$7.3	―
Return on average segment capital (a)	25.3%	28.0%		25.3%	28.0%
Card Member loans (billions)	$10.7	$9.1	18	$10.7	$9.1	18
Card Member receivables (billions)	$33.8	$29.6	14	$33.8	$29.6	14
Card Member loans: (b)
Total loans - GSBS (billions)	$10.7	$9.0	19	$10.7	$9.0	19
Average loans - GSBS (billions)	$10.5	$8.8	19	$10.1	$8.4	20
Net write-off rate (principal only) - GSBS (c)	1.6%	1.5%		1.6%	1.4%
Net write-off rate (principal, interest and fees) - GSBS (c)	1.9%	1.8%		1.9%	1.7%
30+ days past due as a % of total - GSBS	1.1%	1.1%		1.1%	1.1%
Calculation of Net Interest Yield on Card Member loans:
Net interest income	$207	$184		$622	$616
Exclude:
Interest expense not attributable to our Card Member loan portfolio	108	79		290	231
Interest income not attributable to our Card Member loan portfolio	(29)	(28)		(83)	(85)
Adjusted net interest income(d)	$286	$235		$829	$762

Average loans (billions)(e)	$10.5	$8.8		$10.1	$9.8

Net interest income divided by average loans	7.9%	8.3%		8.2%	8.4%
Net interest yield on Card Member loans (d)	10.8%	10.6%		10.9%	10.4%
Card Member receivables: (b)
Total receivables - GCP (billions)	$17.9	$15.8	13	$17.9	$15.8	13
90+ days past billing as a % of total - GCP (f)	0.9%	0.8%		0.9%	0.8%
Net loss ratio (as a % of charge volume) - GCP	0.09%	0.11%		0.10%	0.09%
Total receivables - GSBS (billions)	$15.9	$13.8	15%	$15.9	$13.8	15%
Net write-off rate (principal only) - GSBS (c)	1.5%	1.3%		1.6%	1.6%
Net write-off rate (principal and fees) - GSBS (c)	1.7%	1.5%		1.8%	1.8%
30+ days past due as a % of total - GSBS	1.4%	1.5%		1.4%	1.5%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.8 billion and $2.0 billion for the twelve months ended September 30, 2017 and 2016, respectively) by (ii) one-year average segment capital ($7.2 billion for both the twelve months ended September 30, 2017 and 2016).

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

Global Merchant Services

Table 16: GMS Selected Income Statement Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Non-interest revenues	$1,088	$1,044	$44	4%	$3,191	$3,172	$19	1%
Interest income	―	―	―	―	1	1	―	―
Interest expense	(65)	(60)	(5)	8	(188)	(180)	(8)	4
Net interest income	65	60	5	8	189	181	8	4
Total revenues net of interest expense	1,153	1,104	49	4	3,380	3,353	27	1
Provisions for losses	8	8	―	―	11	21	(10)	(48)
Total revenues net of interest expense after provisions for losses	1,145	1,096	49	4	3,369	3,332	37	1
Expenses
Marketing, promotion, rewards, Card Member services and other	48	55	(7)	(13)	117	171	(54)	(32)
Salaries and employee benefits and other operating expenses	580	470	110	23	1,488	1,422	66	5
Total expenses	628	525	103	20	1,605	1,593	12	1
Pretax segment income	517	571	(54)	(9)	1,764	1,739	25	1
Income tax provision	149	212	(63)	(30)	603	650	(47)	(7)
Segment income	$368	$359	$9	3%	$1,161	$1,089	$72	7%
Effective tax rate	28.8%	37.1%			34.2%	37.4%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global closed-loop network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues increased for the three month period and were relatively flat for the nine month period, primarily driven by discount revenue, which increased and was relatively flat for the same respective periods. The discount revenue increase in the three month period was driven by billed business growth and an increase in loyalty coalition revenues, both of which were offset in the nine month period by Costco-related revenues in the prior year.
Marketing, promotion, rewards, Card Member services and other expenses decreased for both the three and nine month periods, reflecting lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by charges related to the U.S. loyalty coalition business in the current quarter, partially offset by a benefit from a change in the liability related to non-delivery of goods and services by merchants and growth of the OptBlue program, which does not entail merchant acquirer payments.
The effective tax rate decreased for both the three and nine month periods, primarily reflecting the allocated share of tax benefits related to the realization of certain foreign tax credits and the geographic mix of business.

Table 17: GMS Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2017	Nine Months Ended		2017
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2017	2016	2016	2017	2016	2016
Loyalty Coalition revenue	$116	$106	9%	$332	$304	9%
Average discount rate	2.42%	2.47%		2.44%	2.45%
Total segment assets (billions)	$26.7	$23.2	15%	$26.7	$23.2	15%
Segment capital (billions)	$2.6	$2.3	13%	$2.6	$2.3	13%
Return on average segment capital (a)	59.3%	59.9%		59.3%	59.9%
(a)
Return on average segment capital is calculated by dividing (i) one-year period segment income ($1.5 billion for both the twelve months ended September 30, 2017 and 2016) by (ii) one-year average segment capital ($2.6 billion and $2.4 billion for the twelve months ended September 30, 2017 and 2016, respectively).

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business and other operations, are included in Corporate & Other.
Corporate & Other net expense increased to $302 million for the three month period, compared to $239 million in the same period a year ago and increased to $772 million for the nine month period compared to $766 million in the same period a year ago. The increase in the three month period was driven in part by charges related to the U.S. prepaid business, which were partially offset in the nine month period  by prior-year restructuring charges.
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

Transitional Basel III
The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank), as of September 30, 2017.

Table 18: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	September 30,
	2017(a)	2017
Risk-Based Capital
Common Equity Tier 1	5.8%
American Express Company		11.9%
American Express Centurion Bank		16.6
American Express Bank, FSB		13.3
Tier 1	7.3
American Express Company		13.0
American Express Centurion Bank		16.6
American Express Bank, FSB		13.3
Total	9.3
American Express Company		14.7
American Express Centurion Bank		17.9
American Express Bank, FSB		14.6
Tier 1 Leverage	4.0
American Express Company		10.9
American Express Centurion Bank		15.9
American Express Bank, FSB		11.8
Supplementary Leverage Ratio(b)	3.0%
American Express Company		9.3
American Express Centurion Bank		12.3
American Express Bank, FSB		9.7%
(a)	Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2017 for advanced approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

Table 19: Regulatory Risk-Based Capital Components and Risk Weighted Assets
American Express Company	September 30,
($ in Billions)	2017
Risk-Based Capital
Common Equity Tier 1	$16.4
Tier 1 Capital	17.9
Tier 2 Capital(a)	2.3
Total Capital	20.2

Risk-Weighted Assets	138.0
Average Total Assets to calculate the Tier 1 Leverage Ratio	164.6
Total Leverage Exposure to calculate SLR	$191.7
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

Fully Phased-in Basel III
Basel III, when fully phased in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased in as of September 30, 2017. These ratios are calculated using the standardized approach for determining risk-weighted assets. We are currently taking steps toward Basel III advanced approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.

Table 20: Estimated Fully Phased-in Basel III Capital and Leverage Ratios

September 30,
($ in Billions)	2017
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	11.5%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	12.7

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	10.7
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III(b)	9.2%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$139.2
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	164.4
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$191.5
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

The following table presents a comparison of our CET1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated CET1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of September 30, 2017.

Table 21: Transitional Basel III versus Fully Phased-in Basel III
(Billions)	CET1	Tier 1
Risk-Based Capital under Transitional Basel III	$16.4	$17.9
Adjustments related to:
AOCI	(0.1)	(0.1)
Transition provisions for intangible assets	(0.2)	(0.2)
Estimated CET1 and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$16.1	$17.6

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

During the three and nine months ended September 30, 2017, we returned $1.6 billion and $3.9 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.9 billion, respectively) and share repurchases ($1.3 billion and $3.0 billion, respectively). We repurchased 15 million common shares at an average price of $86.08 in the third quarter of 2017. These dividend and share repurchase amounts collectively represent approximately 115 percent and 97 percent of total capital generated during the three and nine-month periods, respectively.

In addition, during the three months ended September 30, 2017, we had $750 million of non-cumulative perpetual preferred shares (the “Series B Preferred Shares”) and $850 million of non-cumulative perpetual preferred shares (the “Series C Preferred Shares”) outstanding. Dividends declared and paid on Series C Preferred Shares during the third quarter of 2017 were $21 million.

Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of September 30, 2017 and December 31, 2016:

Table 22: Summary of Consolidated Debt and Customer Deposits

(Billions)	September 30, 2017	December 31, 2016
Short-term borrowings	$2.3	$5.6
Long-term debt	48.8	47.0
Total debt	51.1	52.6
Customer deposits	61.3	53.0
Total debt and customer deposits	$112.4	$105.6

During the three months ended September 30, 2017, we issued (i) $519 million of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $500 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 38 basis points and $19 million of five year Class B Certificates at a floating rate of 1-month LIBOR plus 58 basis points, and (ii) $2.3 billion of senior unsecured notes from American Express Company consisting of $1.9 billion of five year notes at a fixed rate of 2.50% and $400 million of five year notes at a floating rate of 3-month LIBOR plus 61 basis points.
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

Table 23: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable
Fitch	All rated entities	F1	A	Stable
Moody’s	TRS and rated operating subsidiaries (a)	Prime 1	A2	Stable
Moody's	American Express Company	Prime 2	A3	Stable
S&P	TRS (a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
(a)	American Express Travel Related Services Company, Inc.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other various regulatory liquidity requirements, such as the Liquidity Coverage Ratio (LCR), as well as additional stress scenarios required under our liquidity risk policy.

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

Securitized Borrowing Capacity
As of September 30, 2017, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, that gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. On September 15, 2017, we extended the Lending Trust’s $2.0 billion facility by two years to mature on September 15, 2020. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2017, no amounts were drawn on the Charge Trust or Lending Trust facilities. On October 6, 2017, $3.0 billion was drawn on the Charge Trust facility.

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

We had approximately $64.3 billion as of September 30, 2017 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of September 30, 2017 of $3.0 billion. On October 16, 2017, we increased the committed syndicated bank credit facility size to $3.5 billion and extended the facility by two years to mature on October 16, 2020. As of September 30, 2017, no amounts were drawn on this facility.

Unused Credit Outstanding
As of September 30, 2017, we had approximately $268 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30:

Table 24: Cash Flows

(Billions)	2017	2016
Total cash provided by (used in):
Operating activities	$8.6	$5.0
Investing activities	(10.5)	10.1
Financing activities	2.6	(11.3)
Effect of foreign currency exchange rates on cash and cash equivalents	0.3	―
Net increase in cash and cash equivalents	$1.0	$3.8

Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

Net cash provided by operating activities was driven by net income of $3.9 billion and $4.6 billion for the current and prior periods, respectively, adjusted for non-cash items including changes in provisions for losses, depreciation and amortization, deferred taxes, and stock-based compensation. The prior period net income includes gains of $1.2 billion on the sales of the HFS portfolios, which are presented in Net (increase) decrease in Card Member receivables and loans, including held for sale, within cash flows from investing activities. The increase in cash provided by operating activities during the periods of comparison was also driven by impacts from movements in Other receivables and Accounts payable and other liabilities as a result of normal business operating activities.

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member receivables and loans, including Card Member loans and receivables HFS, along with gains on sales related thereto, as well as changes in our available for sale investment securities portfolio.

The decrease in net cash provided by investing activities primarily reflected the sale of the HFS portfolios in the prior period, as well as growth in Card Member loans and receivables and a higher increase in restricted cash in the current period.

Cash Flows from Financing Activities
Our cash flows from financing activities primarily include issuing and repaying debt, changes in customer deposits, issuing and repurchasing our common shares, and paying dividends.

The increase in net cash provided by financing activities was primarily driven by an increase in customer deposits during the current period, versus a decrease in the prior period, and net long-term debt issuances during the current period, versus net long-term debt repayments during the prior period.

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
Consumer Financial Products Regulation

In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the Consumer Financial Protection Bureau (CFPB), which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny.
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
These types of reviews will be a continuing focus for the CFPB and regulators more broadly, as well as for the company itself. As an example, federal banking regulators announced they are conducting horizontal reviews of banking sales practices and we are cooperating with regulators in those reviews. Also, in August 2017 we announced that certain of our subsidiaries signed a consent order with the CFPB to resolve issues related to a previously-disclosed internal review of our card product offerings in Puerto Rico, the U.S. Virgin Islands and other U.S. Territories.
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
Antitrust Litigation
The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. We continue to vigorously defend this and similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part II, Item 1. “Legal Proceedings” below and the “Legal Proceedings” section in our 2016 Form 10-K for descriptions of the DOJ and related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2016 Form 10-K.

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
Asset securitizations — Asset securitization involves the transfer and sale of loans or receivables to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred loans and receivables. The trust uses the proceeds from the sale of such securities to pay the purchase price for the underlying loans or receivables. The loans and receivables of our Lending Trust and Charge Trust (collectively, the Trusts) securitized are reported as assets and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.
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

Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, the factors identified in the subsequent bullet; credit performance remaining consistent with current expectations; the level of spend in bonus categories on rewards-based and/or cash-back cards and redemptions of Card Member rewards and offers; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, an increase in Card Member reimbursements, restructurings, impairments and changes in reserves; the ability to continue to realize benefits from restructuring actions and operating leverage at levels consistent with current expectations; the amount we spend on Card Member engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income being weighted more to higher tax jurisdictions than expected, changes in tax laws and regulation and unfavorable tax audits and other unanticipated tax items; write-downs of deferred tax assets as a result of tax law or other changes; the impact of accounting changes and reclassifications; and our ability to continue executing the share repurchase program;

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

•
the growth in net interest income moderating more than expected, which will be impacted by the growth and mix of Card Member and other loans, which will depend in part on the factors identified in the preceding bullet, and our net interest yield on Card Member loans, which will be influenced by, among other things, interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, Card Member acquisition strategy, product mix, cost of funds, credit actions, including line size and other adjustments to credit availability, potential pricing changes and deposit rates, which could be impacted by, among other things, the factors identified in the subsequent bullet;

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

•
uncertainty relating to the ultimate outcome of the antitrust lawsuit filed against us by the U.S. Department of Justice and certain state attorneys general, including the review of the case by the U.S. Supreme Court and the impact on existing private merchant cases and potentially additional litigation and/or arbitrations;

•	potential actions by the FDIC and credit rating agencies applicable to securitization trusts, which could impact our asset securitization program;
•	potential changes to the taxation of our businesses, the allowance of deductions for significant expenses, or the incidence of consumption taxes on our transactions, products and services;
•
changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•
factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters (including further impacts from the recent hurricanes in Texas, Florida and Puerto Rico), health pandemics, terrorism, cyberattacks or fraud, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.

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
Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. Following denial of rehearing en banc by the Court of Appeals for the Second Circuit, the trial court entered judgment for American Express on January 25, 2017. On June 2, 2017, the DOJ announced it would not petition the U.S. Supreme Court to review the Second Circuit’s decision in favor of American Express. At the same time, 11 of the 17 states that are party to the case filed a petition with the Supreme Court seeking such a review. On October 16, 2017, the U.S. Supreme Court granted certiorari.

On July 30, 2015, plaintiff Plumbers and Steamfitters Local 137 Pension Fund, on behalf of themselves and other purchasers of American Express stock, filed a suit, captioned Plumbers and Steamfitters Local 137 Pension Fund v. American Express Co., Kenneth I. Chenault and Jeffrey C. Campbell, in the United States District Court for the Southern District of New York for violation of federal securities law, alleging that the Company deliberately issued false and misleading statements to, and omitted important information from, the public relating to the financial importance of the Costco cobrand relationship to the Company, including, but not limited to, the decision to accelerate negotiations to renew the cobrand agreement. The plaintiff sought damages and injunctive relief. On October 2, 2017, the Court granted defendants’ motion to dismiss the plaintiff’s amended complaint with leave to replead.
On October 16, 2015, a putative class action, captioned Houssain v. American Express Company, et al., was filed in the United States District Court for the Southern District of New York under the Employee Retirement Income Security Act of 1974 (ERISA) relating to disclosures of the Costco cobrand relationship. On May 10, 2016, the plaintiff filed an amended complaint naming certain officers of the Company as defendants and alleging that the defendants violated certain ERISA fiduciary obligations by, among other things, allowing the investment of American Express Retirement Savings Plan (Plan) assets in American Express common stock when American Express common stock was not a prudent investment and misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan. The amended complaint sought, among other remedies, an unspecified amount of damages. On September 28, 2017, the Court granted defendants’ motion to dismiss the amended complaint.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2017
Repurchase program(a)	3,203,577	$85.05	3,203,577	110,708,033
Employee transactions(b)	―	―	N/A	N/A

August 1-31, 2017
Repurchase program(a)	6,481,629	$85.65	6,481,629	104,226,404
Employee transactions(b)	26,593	$84.80	N/A	N/A

September 1-30, 2017
Repurchase program(a)	5,530,176	$87.18	5,530,176	98,696,228
Employee transactions(b)	12	$85.97	N/A	N/A

Total
Repurchase program(a)	15,215,382	$86.08	15,215,382	98,696,228
Employee transactions(b)	26,605	$84.80	N/A	N/A
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

.
ITEM 5. OTHER INFORMATION

CEO Succession

On October 18, 2017, we announced that the Board of Directors appointed Stephen J. Squeri, 58, Chief Executive Officer of American Express Company and elected him Chairman of the Board, each effective February 1, 2018.  Mr. Squeri succeeds Kenneth I. Chenault, 66, who will retire as Chairman and Chief Executive Officer on that date. Mr. Squeri has been Vice Chairman since 2015 and prior to that was Group President, Global Corporate Services.

In connection with his new role, effective February 1, 2018 Mr. Squeri will receive an annual base salary of $1.5 million and will be eligible to earn an annual cash incentive award of $4.5 million and an annual long-term incentive award consisting of restricted stock units and stock options with a value of $10.2 million.

In addition, Mr. Squeri will be awarded performance-vesting options on October 31, 2017 with a grant date fair value of $4.5 million.  On the same date, Douglas E. Buckminster, President, Global Consumer Services, and Anré Williams, President, Global Merchant Services and Loyalty, will also be granted performance-vesting stock options, each with a grant date fair value of $2.25 million, in connection with the CEO transition. The options will have a term of seven years, an exercise price equal to the closing price on the grant date and vesting subject to (i) a stock price goal of 30% above the closing price on the grant date, which must be met for a period of 20 consecutive trading days during the five-year period beginning on the grant date, (ii) a financial goal of positive cumulative GAAP net income for the three-year period 2018-2020 and (iii) a three-year service condition. 50% of the net after-tax shares received upon exercise must be held for at least 12 months.

Required Iran Disclosures

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the third quarter of 2017 approximately 73 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 24, 2017	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: October 24, 2017	By	/s/ Linda Zukauckas
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