Form 10-K
period 2017-12-31
AMERICAN EXPRESS CO
filed 2018-02-16
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-7657
American Express Company
(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Vesey Street New York, New York	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 640-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.20 per Share)	New York Stock Exchange

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2017, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $74.3 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 6, 2018, there were 860,278,838 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 7, 2018.

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
Refer to the “MD&A― Glossary of Selected Terminology” for the definitions of certain key terms used in this report.

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
During 2017, we principally engaged in businesses comprising four reportable operating segments: U.S. Consumer Services, International Consumer and Network Services, Global Commercial Services and Global Merchant Services. Corporate functions and certain other businesses are included in Corporate & Other. You can find information regarding our reportable operating segments, geographic operations and classes of similar services in Note 25 to our “Consolidated Financial Statements.”
Products and Services
Our range of products and services includes:
•	Charge card, credit card and other payment and financing products
•	Merchant acquisition and processing, servicing and settlement, and point-of-sale marketing and information products and services for merchants
•	Network services
•	Other fee services, including fraud prevention services and the design and operation of customer loyalty programs
•	Expense management products and services
•	Travel-related services
•	Stored value/prepaid products
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
The American Express Brand
Our brand and its attributes—trust, security and service—are key assets. We invest heavily in managing, marketing, promoting and protecting our brand, including through the delivery of our products and services in a manner consistent with our brand promise. Our brand has consistently been rated one of the most valuable brands in the world. We also place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.

Our Integrated Network and Spend-Centric Model
Wherever we manage both the card-issuing activities of the business and the acquiring relationship with merchants, there is a “closed loop” in that we have direct access to information at both ends of the card transaction, which distinguishes our integrated network from the bankcard networks. We maintain direct relationships with both our Card Members (as a card issuer) and merchants (as an acquirer), and we handle all key aspects of those relationships. Through contractual relationships, we also obtain data from third-party card issuers, merchant acquirers and processors with whom we do business. Our integrated network allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and special offers and services to Card Members through a variety of channels, all while respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements.
Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our cards and secondarily by finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our competitors, offers superior value to merchants in the form of loyal customers and larger transactions. Because of the revenues generated from having high-spending Card Members, we are able to invest in attractive rewards and other benefits for Card Members, as well as targeted marketing and other programs and investments for merchants. This creates incentives for Card Members to spend more on their cards and positively differentiates American Express cards.
We believe our integrated network and spend-centric model give us the ability to provide differentiated value to Card Members, merchants and our card-issuing partners.*

BUSINESS OPERATIONS
Global Consumer Services
We offer a wide range of charge cards and revolving credit cards to consumers in the United States and internationally through our U.S. Consumer Services (USCS) and International Consumer & Network Services (ICNS) segments. In addition to our proprietary cards, we partner with banks and other organizations to issue American Express-branded products. Moreover, we offer several services that complement our core business, including consumer travel services and deposit and non-card financing products such as installment lending.
Our global proprietary card business offers a broad set of card products, rewards and services to acquire and retain high-spending, engaged and creditworthy Card Members. Core elements of our strategy are:
•	Designing innovative products and features that appeal to our target customer base and meet their spending and borrowing needs
•
Using incentives to drive spending on our various card products and engender loyal Card Members, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs sponsored by our cobrand and other partners

•	Providing exceptional customer care, digital and mobile services and an array of benefits and experiences across card products to address travel and other needs and increase Card Member engagement
•	Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements

Our charge cards are designed primarily as a method of payment with Card Members generally paying the full amount billed each month. Charges are approved based on a variety of factors, including a Card Member’s current spending patterns, payment history, credit record and financial resources. Some charge card accounts have features that allow Card Members to revolve certain charges. Revolving credit card products provide Card Members with the flexibility to pay their bill in full each month or carry a monthly balance on their cards to finance the purchase of goods or services. Some revolving credit cards in the United States have the Plan ItSM feature, which eligible Card Members can use to set up a monthly payment for certain purchases over a fixed period of time.

* The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with third-party issuers and merchant acquirers.

Our Global Network Services (GNS) business, which is included in our ICNS segment, establishes and maintains relationships with banks and other institutions around the world that issue cards and, in certain countries, acquire local merchants onto the American Express network. In assessing whether we should pursue a proprietary or GNS strategy in a given country, or some combination thereof, we consider a wide range of country-specific factors, including the regulatory environment, the stability and attractiveness of financial returns, the size of the potential Card Member base, the strength of available marketing and credit data, the size of cobrand opportunities and how we can best create strong merchant value. Our GNS arrangements are categorized as follows:

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
The GNS business has established card-issuing and/or merchant-acquiring arrangements with banks and other institutions in approximately 130 countries and territories.
Global Commercial Services
In our Global Commercial Services (GCS) segment, we offer a wide range of card and payment programs, expense management tools, consulting services, business financing and cross-border payments solutions to small businesses, mid-size companies and large corporations around the world.
We have a suite of business-to-business payment solutions to help companies manage their spending and realize other potential benefits, including cost savings, process control and efficiency, and improved cash flow management. We offer local currency corporate cards and other expense management products in approximately 95 countries and territories, and have global U.S. dollar and euro corporate cards available in approximately 110 countries and territories. We also provide products and services, including charge cards, revolving credit cards and non-card payment and financing solutions, to small and mid-sized businesses in the United States and internationally.
We also engage in advocacy efforts on behalf of small businesses and seek to increase awareness of the importance of small businesses in our communities, including by continuing to lead Small Business Saturday®.
Global Merchant Services
Our Global Merchant Services (GMS) business builds and maintains relationships with merchants, merchant acquirers, aggregators and processors, and processes card transactions and settles with merchants that choose to accept our cards for purchases. We sign merchants to accept our cards and provide fraud-prevention tools, marketing solutions, digital assets and other programs and services to merchants leveraging the capabilities provided by our integrated network.
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
We continue to grow merchant acceptance of American Express cards around the world. We estimate that, as of the end of 2017, our merchant network in the United States could accommodate nearly 95 percent of general-purpose card spending. Our international spend coverage is more limited, although we continue to focus on expanding our merchant network in locations outside the United States. We estimate that our international merchant network as a whole could accommodate more than 80 percent of general-purpose card spending. These percentages are based on comparing spending on all networks’ general-purpose credit and charge cards at merchants that accept American Express cards with total general-purpose credit and charge card spending at all merchants, and are not percentages of locations accepting American Express cards.
GMS also builds loyalty coalition programs, such as the Payback® program in Germany, India, Italy, Mexico and Poland. Our loyalty coalition programs enable consumers to earn rewards points and use them to save on purchases from a variety of participating merchants through multi-category rewards platforms. Merchants generally fund the consumer offers and are responsible to us for the cost of loyalty points; we earn revenue from operating the loyalty platform and by providing marketing support.

Corporate & Other
Corporate & Other consists of corporate functions and certain other businesses, including our prepaid services business that offers stored value/prepaid products, such as American Express Serve®, Bluebird®, the American Express® Gift Card and Travelers Cheques. In August 2017, we announced that a third party, InComm, will assume program management and issuer processing responsibilities for our prepaid reloadable and gift card products in the United States, subject to final agreement. We also expect that InComm will acquire the Serve technology platform and other assets related to the American Express prepaid reloadable and gift card products business.
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
As a card issuer, we compete with financial institutions that issue general-purpose charge and revolving credit cards and debit cards. We also encounter competition from businesses that issue their own private label cards, operate their own mobile wallets or extend credit to their customers. We face increasing competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions.
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
The principal competitive factors that affect the card-issuing, network and merchant service businesses include:

•
The features, value and quality of the products and services, including customer care, rewards programs, partnerships, benefits and digital and mobile services, and the costs associated with providing such features and services

•	The number, spending characteristics and credit performance of customers
•	The quantity, diversity and quality of the establishments where the cards can be used
•
The attractiveness of the value proposition to card issuers, merchant acquirers, cardholders and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)

•	The number and quality of other payment cards and other forms of payment available to customers
•	The success of marketing and promotional campaigns
•	Reputation and brand recognition
•	The speed of innovation and investment in systems, technologies, and product and service offerings
•	The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers
•	The security of cardholder and merchant information
Another aspect of competition is the dynamic and rapid growth of alternative payment mechanisms, systems and products, which include aggregators (e.g., PayPal, Square and Amazon), marketplace lenders, wireless payment technologies (including using mobile telephone networks to carry out transactions), web- and mobile-based payment platforms (e.g., Alipay, PayPal and Venmo), electronic wallet providers (including handset manufacturers, telecommunication providers, retailers, banks and technology companies), prepaid systems, digital currencies, gift cards, blockchain and similar distributed ledger technologies, and systems linked to payment cards or that provide payment solutions. Partnerships have been formed by various competitors to integrate more financial services into their product offerings and competitors are attempting to replicate our closed-loop functionality, such as the merchant-processing platform ChaseNet. New payments competitors continue to emerge in response to evolving technologies, consumer habits and merchant needs.

In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to comprehensive government regulation and supervision, which could adversely affect our results of operations and financial condition” and “Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage to our reputation and brand” in “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

SUPERVISION AND REGULATION
Overview
As a participant in the financial services industry, we are subject to substantial regulation in the United States and in other jurisdictions, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, and a stringent regulatory enforcement environment. In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems. See “Risk Factors—Legal, Regulatory and Compliance Risks” for a discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.
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
On August 31, 2017, applications were made to the OCC for approval to convert Centurion Bank into a national bank and subsequently to merge American Express Bank into the successor national bank. The applications were conditionally approved on December 4, 2017. Subject to satisfaction of certain additional legal and regulatory requirements, we expect the conversion and merger to be completed in the first half of 2018. After completion, the former Centurion Bank and American Express Bank will be combined into a single national bank, to be known as American Express National Bank, subject to the regulation, supervision and examination of the OCC.
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
Stress Testing and Capital Planning
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and the Federal Reserve’s implementing regulations impose heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, such as the Company, that are more stringent than those applicable to smaller bank holding companies. Under the Federal Reserve’s regulations, the Company is subject to annual supervisory and semiannual company-run stress testing requirements that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. Centurion Bank and American Express Bank are also subject to annual stress testing requirements. We publish the stress test results for the Company, Centurion Bank and American Express Bank on our Investor Relations website.
The results of the Company’s annual stress test are incorporated into our annual capital plan, which must cover a “planning horizon” of at least nine quarters and which we are required to submit to the Federal Reserve for review under its Comprehensive Capital Analysis and Review (CCAR) process. As part of CCAR, the Federal Reserve evaluates whether the Company has sufficient capital to continue operations under various scenarios of economic and financial market stress (developed by both the Company and the Federal Reserve), including after taking into account planned capital distributions, such as dividend payments and common stock repurchases. Sufficient capital for these purposes is likely to require us to maintain capital ratios appreciably above applicable minimum requirements and buffers. The scenarios are designed to stress our risks and vulnerabilities and assess our pro-forma capital position and ratios under hypothetical stress environments.
We are required to submit our capital plans and stress testing results to the Federal Reserve on or before April 5 of each year. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR in 2018, including the reasons for any objection to capital plans, by June 30, 2018. In addition, the Federal Reserve will publish separately the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratio information over the planning horizon.
We may be required to revise and resubmit our capital plan as required by the Federal Reserve following certain events, such as a significant acquisition. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s non-objection to our capital plan.

Dividends and Other Capital Distributions
The Company and TRS, as well as Centurion Bank, American Express Bank and the Company’s insurance subsidiaries, are limited in their ability to pay dividends by statutes, regulations and supervisory policy.
Dividend payments by the Company to shareholders are subject to the oversight of the Federal Reserve. See “Stress Testing and Capital Planning.” Even if the Federal Reserve has not objected to a distribution, the Company may still not make a distribution without Federal Reserve approval if, among other things, the Company would not meet a minimum regulatory capital ratio after giving effect to the capital distribution, changes in facts would require resubmission of our capital plan or the Company’s earnings are materially underperforming its projections in the capital plan.
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
Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1), Tier 1 and Total capital to risk-weighted assets. In addition, all banking organizations remain subject to a minimum leverage ratio of Tier 1 capital to average total consolidated assets (as defined for regulatory purposes). The Company, as an advanced approaches institution, became subject to a supplementary leverage ratio (SLR) on January 1, 2018.
Since 2014, we have reported our capital adequacy ratios on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the Basel III standardized approach, as adjusted for certain items, and the requirements for an advanced approaches institution. During this parallel period, federal banking regulators assess our compliance with the advanced approaches requirements. The parallel period will continue until we receive regulatory notification to exit parallel reporting, at which point we will begin publicly reporting regulatory risk-based capital ratios calculated under both the advanced approaches and the standardized approach under the Capital Rules, and will be required to use the lower of these ratios in order to determine whether we are in compliance with minimum capital and buffer requirements for the Company, Centurion Bank and American Express Bank. Depending on how the advanced approaches are ultimately implemented for our asset types, our capital ratios calculated under the advanced approaches may be lower than under the standardized approach. The standardized approach is currently the applicable measurement used in CCAR.
The Company, Centurion Bank and American Express Bank must each maintain CET1, Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. The Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively, on a fully phased-in basis. Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and increases in equal increments at the beginning of each year (i.e., 1.875 percent as of January 1, 2018) until it is fully implemented on January 1, 2019. The required minimum capital ratios for the Company may be further increased by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent, which may be assessed when federal banking regulators determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. In December 2017, the Federal Reserve affirmed the countercyclical capital buffer of zero percent. Assuming full phase in of the capital conservation buffer and the maximum countercyclical capital buffer were in place, the Company’s effective minimum CET1, Tier 1 capital and Total capital ratios could be 9.5 percent, 11.0 percent and 13.0 percent, respectively.
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

In December 2017, the Basel Committee published standards that, among other things, revise the standardized approach for credit risk (including by recalibrating risk weights and introducing additional capital requirements for certain “unconditionally cancellable commitments” such as unused credit card lines of credit) and provide a new standardized calculation for operational risk capital requirements. If adopted in the United States as issued by the Basel Committee, the new standards could result in higher capital requirements for us.
Leverage Requirements
We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.
The Capital Rules also establish an SLR requirement for advanced approaches banking organizations such as the Company. The SLR is the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures. The Capital Rules require a minimum SLR of 3.0 percent beginning January 1, 2018. The SLR will be factored into our 2018 CCAR submission and evaluation of our capital plan by the Federal Reserve.
Liquidity Regulation
The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios.
In addition, the Company, Centurion Bank and American Express Bank are subject to a liquidity coverage ratio (LCR) requirement, which is provided for in the Basel III liquidity framework and is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The LCR measures the ratio of a firm’s high-quality liquid assets to its projected net outflows. The Company, Centurion Bank and American Express Bank are required to calculate the LCR each business day and maintain a minimum ratio of 100 percent. Beginning with the second quarter of 2018, we will be required to disclose certain LCR calculation data and other information on a quarterly basis.
A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. The LCR and NSFR requirements may cause banking entities generally to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a proportion of total assets and/or increase the proportion of longer-term debt. Federal banking regulators issued a proposed rule in May 2016 that would implement the NSFR for advanced approaches banking organizations, such as the Company. A final rule has not yet been issued and timing for implementation of the NSFR requirements is uncertain. The NSFR would also apply to Centurion Bank and American Express Bank. If implemented as proposed, the rule would require that “available stable funding” be no less than “required stable funding” for the Company, Centurion Bank, and American Express Bank, as each such measure is calculated under the rule.
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
Under the FDIA, each of Centurion Bank and American Express Bank could be prohibited from accepting brokered deposits (i.e., deposits raised through third-party brokerage networks) or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A significant amount of our outstanding U.S. retail deposits are considered brokered deposits for bank regulatory purposes. If a federal regulator determines that we are in an unsafe or unsound condition or that we are engaging in unsafe or unsound banking practices, the regulator may reclassify our capital category or otherwise place restrictions on our ability to accept or solicit brokered deposits.

Resolution Planning
The Company is required to prepare and provide to regulators a plan for its rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material distress or failure. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. If the Federal Reserve and the FDIC determine that the Company’s plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements; or restrictions on our growth, activities or operations; or may ultimately be required to divest certain assets or operations to facilitate an orderly resolution. Separately, American Express Bank is required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve American Express Bank under the FDIA in the event of failure.
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
Cross-Guarantee Liability
Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, each of Centurion Bank and American Express Bank may be liable to the FDIC with respect to any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with the default of, or FDIC assistance to, the other. In that case, the liability to the FDIC generally has priority in right of payment to any obligation of the depository institution to its holding company or other affiliates.

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
Consumer Financial Products Regulation
In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the CFPB, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products, and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny.
Internal and regulatory reviews to assess compliance with such laws and regulations have resulted in, and are likely to continue to result in, changes to our practices, products and procedures, restitution to our Card Members and increased costs related to regulatory oversight, supervision and examination. Such reviews may also result in additional regulatory actions, including civil money penalties.
These types of reviews are likely to be a continuing focus for the CFPB and regulators more broadly, as well as for the company itself. For example, in August 2017, we announced that certain of our subsidiaries signed a consent order with the CFPB to resolve issues related to a previously-disclosed internal review of our card product offerings in Puerto Rico, the U.S. Virgin Islands and other U.S. Territories.
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
In countries outside the United States, we have seen an increase in regulatory focus in relation to a number of key areas impacting our card-issuing businesses, particularly consumer protection (such as the European Union (EU), the United Kingdom and Canada) and responsible lending (such as Australia, Mexico, New Zealand and Singapore). Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations toward paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.

Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The EU, Australia and other jurisdictions have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four party” networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. In some cases, such regulation extends to certain aspects of our business. Even where we are not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. Antitrust actions and government regulation relating to merchant pricing or terms of merchant rules and contracts can also adversely impact consumers and merchants. Among other things, lower interchange and/or merchant discount revenue can lead card issuers to look to reduce costs by scaling back or eliminating rewards, services or benefits to cardholders, merchants and other customers, or to look for other sources of revenue, including from consumers through higher annual card fees or interest charges.
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned in litigation brought by merchant groups. Surcharging is an adverse customer experience and could have a material adverse effect on us if it becomes widespread, particularly where it only or disproportionately impacts American Express Card Members, which is known as differential surcharging, In addition, other steering practices that are permitted by regulation in some countries could also have a material adverse effect on us if they become widespread and disproportionately impact American Express Card Members.
In Canada, regulators have prompted the major international card networks to make voluntary commitments on pricing, specifically interchange fee levels; as American Express does not operate with interchange fees, in the case of American Express, our commitment extends to maintaining current pricing practices whereby issuer rates received by GNS partners are agreed to bilaterally with each partner, rather than multilaterally, and merchant pricing is simple, transparent and value-based with the same rate for the acquiring of credit and charge card transactions for a particular merchant regardless of the type of card that is presented. Regulators may seek to change the commitments in Canada in the future.
In some countries governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act 2007 to regulate the membership and operations of card networks. In Hong Kong, the local monetary authority has implemented a new regulatory framework under which card payment systems, including American Express, have been designated for supervision. In Russia, card network operators must be authorized by the central bank, and regulation requires networks to place security deposits with the central bank, process all local transactions using government-owned infrastructure and ensure that local transaction data remains within the country. Governments in some countries also provide resources or protection to select domestic payment card networks. For example, China adopted new regulation that will permit foreign card networks to operate domestically in the country for the first time, subject to licensing, capital and other requirements. The development and enforcement of these and other similar laws, regulations and policies in international markets may adversely affect our ability to compete effectively in such countries and maintain and extend our global network.
European Union Payments Legislation
In 2015, the EU adopted legislation in two parts, covering a wide range of topics across the payments industry. The first part was an EU-wide regulation on interchange fees (the Interchange Fee Regulation); the second consisted of the Revised Payment Services Directive (the PSD2).
Among other things, the Interchange Fee Regulation caps interchange fees on consumer card transactions in the EU, generally at 20 basis points for debit and prepaid cards and 30 basis points for credit and charge cards, with the possibility of lower caps in some instances. The Interchange Fee Regulation excludes commercial card transactions from the scope of the caps. Although the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressure on merchant fees across the industry, including our discount rates.
The Interchange Fee Regulation provides that “three party” networks (such as American Express) should be subject to the interchange fee caps when they license third-party providers to issue cards and/or acquire merchants. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee cap provisions as well as other provisions in circumstances where three party networks issue cards with a cobrand partner or through an agent, although the ruling gives only limited guidance as to when or how the provisions might apply in such circumstances.

The Interchange Fee Regulation also prohibits, with some exceptions, “anti-steering” and honor-all-cards rules across all card networks, including non-discrimination and honor-all-cards provisions in our card acceptance agreements. The absence of these provisions in our card acceptance agreements in the EU creates significant risk of customer confusion and Card Member dissatisfaction, which would result in harm to the American Express brand.
The PSD2 makes revisions to the original Payment Services Directive (PSD) adopted in 2007 and prescribes common rules across the EU for licensing and supervision of payment service providers, including card issuers and merchant acquirers, and for their conduct of business with customers. Member States had until January 13, 2018 to transpose the PSD2 into national law.
Under the PSD, Member States could choose to permit or prohibit surcharging and under the Consumer Rights Directive, merchants were prohibited from surcharging consumer purchases more than the merchants’ cost of acceptance of a given means of payment. The PSD2 includes an outright ban on surcharging for those transactions falling in scope of the Interchange Fee Regulation, with an option for individual Member States to prohibit surcharging altogether. Some Member States, such as France and Italy, have chosen to exercise the option, meaning that surcharging is banned altogether. In other Member States, such as Germany and Denmark, cards not subject to the Interchange Fee Regulation (e.g., cards issued by “three party” networks like American Express and commercial cards) can still be surcharged up to the cost of acceptance. The UK has chosen to ban surcharging altogether on consumer cards but allows surcharging on commercial cards, up to the cost of acceptance. The revised surcharging rules may increase instances of differential surcharging of our cards, customer and merchant confusion as to which transactions may be surcharged and lead to Card Member dissatisfaction.
The PSD2 also requires all networks, including “three party” networks that operate with licensing arrangements, such as our GNS business, to establish objective, proportionate and non-discriminatory criteria under which a financial institution may access the network, for example, as a licensed issuer or acquirer. The combined impact of the Interchange Fee Regulation and the PSD2 imposes a regulatory burden on our GNS business that renders it no longer viable. As a result, we have shifted our focus to our proprietary card issuing business in the EU and will not issue new GNS licenses there. In addition, we have terminated the licenses with our existing GNS partners in the EU and are in the process of winding down those operations.
Australia Payments Regulation
Under regulations adopted by the Reserve Bank of Australia in 2016, the interchange fee paid on Visa and MasterCard credit transactions as well as the payments we make to GNS partners must not exceed a weighted-average benchmark of 0.50 percent across all transactions, with a maximum interchange fee cap of 0.80 percent for each individual credit card transaction. The inclusion of our GNS business under interchange regulation has undermined our ability to attract and retain GNS partners in Australia. While the discount rates we agree to with merchants are not capped, the interchange caps have exerted, and will likely continue to exert, downward pressure on merchant fees across the industry, including our discount rates.
The regulations also changed the rules on merchant surcharging to limit surcharging to the actual cost of card acceptance paid to the merchant acquirer, as recorded on the merchant statement issued by the merchant acquirer.

Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies that provide a framework for compliance with applicable privacy, data protection and information and cyber security laws, meet evolving customer privacy expectations and support and enable business innovation and growth.
Our regulators are increasingly focused on ensuring that our privacy, data protection and information and cyber security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access.
In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. Various states also have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements. Certain of these requirements may apply to the personal information of our employees and contractors as well as to our customers. Various U.S. federal banking regulators, U.S. states and territories have also enacted data security breach notification requirements that are applicable to us.

We are also subject to certain privacy, data protection and information and cyber security laws in other countries in which we operate (including countries in the EU, Australia, Canada, Japan, Hong Kong, Mexico and Singapore), some of which are more stringent and/or expansive than those in the United States. We have also seen some countries institute laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could limit our ability to optimize the use of our closed-loop data. Data breach notification laws or regulatory activities to encourage breach notification are also becoming more prevalent in jurisdictions outside the U.S. in which we operate.
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
In addition, the European Directive 2002/58/EC (the e-Privacy Directive) will continue to set out requirements for the processing of personal data and the protection of privacy in the electronic communications sector until the approval of forthcoming e-Privacy Regulation. The ePrivacy Directive places restrictions on, among other things, the sending of unsolicited marketing communications, as well as on the collection and use of data about internet users.
In 2015, the European Central Bank and the European Banking Authority enacted secondary legislation focused on security breaches, strong customer authentication and information security-related policies. Likewise, the Commission adopted a network information security directive, to be implemented into national laws by the Member States. PSD2 also contains regulatory requirements on strong customer authentication, open access to customer data and measures to prevent security incidents.
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
Anti-Money Laundering
American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). In Europe, AML requirements are largely the result of countries transposing the 4th EU Anti-Money Laundering Directive (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. Numerous other countries, such as Argentina, Australia, Canada, India, Mexico, New Zealand and Russia, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.
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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the year ended December 31, 2017 approximately 300 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
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
In May 2016, the federal banking regulators, the SEC, the Federal Housing Finance Agency and the National Credit Union Administration re-proposed a rule, originally proposed in 2011, on incentive-based compensation practices. The re-proposed rule would apply deferral, downward adjustment and forfeiture, and clawback requirements to incentive-based compensation arrangements granted to senior executive officers and significant risk-takers of covered institutions, with specific requirements varying based on the asset size of the covered institution and the category of employee. If these or other regulations are adopted in a form similar to what has been proposed, they will impose limitations on the manner in which we may structure compensation for our employees, which could adversely affect our ability to hire, retain and motivate key employees.

EXECUTIVE OFFICERS OF THE COMPANY
Set forth below, in alphabetical order, is a list of all our executive officers as of February 16, 2018, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.
DOUGLAS E. BUCKMINSTER —	Group President, Global Consumer Services
Mr. Buckminster (57) has been Group President, Global Consumer Services since February 2018 and was President, Global Consumer Services since October 2015. Prior thereto, he had been President, Global Network and International Card Services since February 2012.
JEFFREY C. CAMPBELL —	Executive Vice President and Chief Financial Officer
Mr. Campbell (57) has been Executive Vice President, Finance since July 2013 and Chief Financial Officer since August 2013. Mr. Campbell joined American Express from McKesson Corporation, a health care services company, where he served as Executive Vice President and Chief Financial Officer from April 2004 until June 2013.
L. KEVIN COX —	Chief Human Resources Officer
Mr. Cox (54) has been Chief Human Resources Officer since April 2005.
PAUL D. FABARA —	President, Global Services Group
Mr. Fabara (52) has been President, Global Services Group since February 2018. Prior thereto, he had been President, Global Risk & Compliance and Chief Risk Officer since February 2016 and President, Global Banking Group since February 2013. He also served as President, Global Network Business from September 2014 to October 2015. Prior thereto, he had been Executive Vice President, Global Credit Administration since January 2011.
MARC D. GORDON —	Executive Vice President and Chief Information Officer
Mr. Gordon (57) has been Executive Vice President and Chief Information Officer since September 2012. Mr. Gordon joined American Express from Bank of America, where he served as Enterprise Chief Information Officer from December 2011 until April 2012.
MICHAEL J. O’NEILL —	Executive Vice President, Corporate Affairs and Communications
Mr. O’Neill (64) has been Executive Vice President, Corporate Affairs and Communications since September 2014. Prior thereto, he had been Senior Vice President, Corporate Affairs and Communications since March 1991.
DENISE PICKETT —	President, Global Risk, Banking & Compliance and Chief Risk Officer
Ms. Pickett (52) has been President, Global Risk, Banking & Compliance and Chief Risk Officer since February 2018. Prior thereto, she had been President, U.S. Consumer Services since October 2015. She also served as President, American Express OPEN from February 2014 to October 2015 and Executive Vice President and Chief Executive Officer, U.S. Loyalty from January 2013 to February 2014.
ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (56) has been Chief Marketing Officer since February 2018 and Executive Vice President, Global Advertising & Media since February 2016. She also served as Executive Vice President, Card Products & Benefits from May 2013 to February 2016. Prior thereto, she had been Executive Vice President, Global Network Marketing & Information from September 2011 to until May 2013.
LAUREEN E. SEEGER —	Executive Vice President and General Counsel
Ms. Seeger (56) has been Executive Vice President and General Counsel since July 2014. Ms. Seeger joined American Express from McKesson Corporation, where she served as Executive Vice President, General Counsel and Chief Compliance Officer from March 2006 until June 2014.
STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (58) has been Chairman and Chief Executive Officer since February 2018. Prior thereto, he had been Vice Chairman since July 2015. Prior thereto, he had been Group President, Global Corporate Services since November 2011.
ANRÉ WILLIAMS —	Group President, Global Merchant and Network Services
Mr. Williams (52) has been Group President, Global Merchant and Network Services since February 2018.  Prior thereto, he had been President of Global Merchant Services and Loyalty since October 2015 and President, Global Merchant Services since November 2011.

EMPLOYEES
We had approximately 55,000 employees on December 31, 2017.
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
Our results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. We offer a broad array of products and services to consumers, small businesses and commercial clients and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth or deterioration in economic conditions could change customer behaviors, including spending on our cards and the ability and willingness of Card Members to borrow and pay amounts owed to us. Political conditions in certain regions or countries could also negatively affect consumer and business spending, including in other parts of the world.
Factors such as consumer spending and confidence, unemployment rates, business investment, government spending, interest rates, taxes (including the broad and complex changes made by the Tax Cuts and Jobs Act to the U.S. tax code), fuel and other energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, our profitability. Such factors may also cause our earnings, billings, loan balances, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting, and/or increasing the volatility of, the trading price of our common shares.

Travel and entertainment expenditures, which comprised approximately 25 percent of our U.S. billed business during 2017, for example, are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Likewise, spending by small businesses and corporate clients, which comprised approximately 40 percent of our worldwide billed business during 2017, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a negative impact on our results of operations. The consequences of negative circumstances impacting us or the environment generally can be sudden and severe.
Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.
The payments industry is highly competitive, and we compete with charge, credit and debit card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and ACH), as well as evolving and growing alternative, non-traditional payment and financing providers.
We believe Visa and MasterCard are larger than we are in most countries. As a result, card issuers and acquirers on the Visa and MasterCard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of those networks. Our business may also be increasingly negatively affected if we are unable to increase merchant acceptance and our cards are not accepted at merchants that accept cards on the Visa and MasterCard networks.
Some of our competitors have developed, or may develop, for example, as a result of the recent reduction in the U.S. corporate tax rate, substantially greater financial and other resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, establish and develop more attractive cobrand card and other partner programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. We expect expenses such as Card Member rewards and Card Member services expenses to continue to increase as we improve our value propositions for Card Members, including in response to increased competition.
Spending on our cards could continue to be impacted by increasing consumer usage of charge, credit and debit cards issued on other networks, as well as adoption of alternative payment systems. To the extent other payment mechanisms, systems and products continue to successfully expand, our discount revenues and our ability to access transaction data through our integrated network could be negatively impacted. The competitive value of our closed-loop data may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies to derive similar insights. If we are not able to differentiate ourselves from our competitors, develop compelling value propositions for our customers and/or effectively grow in areas such as mobile and online payments and emerging technologies, we may not be able to compete effectively.
To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. We may face additional compliance and regulatory risk to the extent that we expand into new business areas, and we may need to dedicate more expense, time and resources to comply with regulatory requirements than our competitors, particularly those that are not regulated financial institutions. In addition, companies that control access to consumer and merchant payment method choices through digital wallets, commerce-related experiences, mobile applications or other technologies, or at the point of sale could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications, impacting our profitability on transactions. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could slow our growth in international regions. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships could have higher costs than our current arrangements, and could adversely impact our average discount rate or dilute our brand.
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
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Delta Air Lines, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. Our entire cobrand portfolio accounted for approximately 16 percent of our worldwide billed business for the year ended December 31, 2017. Card Member loans related to our cobrand portfolio accounted for approximately 36 percent of our worldwide Card Member loans as of December 31, 2017. Delta cobrand accounts, our largest cobrand portfolio, accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2017 and approximately 21 percent of worldwide Card Member loans as of December 31, 2017. Our relationships with, and revenues related to, Delta extend beyond cobrand accounts and include merchant acceptance of American Express cards, participation in our Membership Rewards program and travel-related benefits and services.
Cobrand arrangements are entered into for a fixed period, generally ranging from five to eight years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. The volume of billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to its program, which could result in a significant decline in our Card Member loans outstanding. For example, our U.S. cobrand relationship with Costco ended in 2016, and we sold the outstanding Card Member loans associated with the Costco portfolio.
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
The loss of exclusivity arrangements with business partners or the loss of business partners altogether (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or as the result of a merger or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion® and Platinum Card® Members) or the renegotiation of existing partnerships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could weaken our negotiating position with our remaining and prospective business partners.
We face continued intense competitive pressure that may impact the prices we charge merchants that accept our cards for payment for goods and services.
Unlike our competitors in the payments industry that rely on revolving credit balances to drive profits, our business model is focused on Card Member spending. Discount revenue, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we experienced some reduction in our global weighted average merchant discount rate and have been under increasing pressure, including as a result of regulatory-mandated reductions to competitors’ pricing, to reduce merchant discount rates and undertake other repricing initiatives. We also face pressure from competitors that have other sources of income or lower costs that can make their pricing more attractive to key business partners and merchants. Merchants are also able to negotiate incentives and pricing concessions from us as a condition to accepting our cards or being cobrand partners. As merchants consolidate and become even larger, we may have to increase the amount of incentives and/or concessions we provide to certain merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. We also expect further erosion of our average merchant discount rate as we seek to increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants.
In addition, the regulatory environment and differentiated payment models and technologies from non-traditional players in the alternative payments space could pose challenges to our traditional payment model and adversely impact our average merchant discount rate. Some merchants continue to invest in their own payment solutions, such as proprietary-branded mobile wallets, using both traditional and new technology platforms. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our average merchant discount rate and billed business volumes.

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
In certain countries, such as Australia and certain Member States in the EU, merchants are expressly permitted by law to surcharge certain card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned in litigation brought by merchant groups. In jurisdictions allowing surcharging, we have seen merchant surcharging on American Express cards in certain merchant categories, and in some cases, either the surcharge is greater than that applied to Visa and MasterCard cards or Visa and MasterCard cards are not surcharged at all, practices that are known as differential surcharging, even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant.
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
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest across all areas of our business, including in transaction processing, data management and analytics, customer interactions and communications, alternative payment mechanisms, authentication technologies and risk management and compliance systems. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our products and services.
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
Revenue growth is dependent on increasing consumer and business spending on our cards and growing loan balances. We have been investing in a number of growth initiatives over the past several years, including to attract new Card Members, reduce Card Member attrition and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments to acquire Card Members, provide differentiated features and services and increase usage of our cards will be effective. For example, we may not be successful in developing and issuing new and enhanced cards or customers may not accept or be willing to pay for our new products and services, which would negatively impact our results of operations. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer.
Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. In addition, many credit card issuers have instituted rewards and cobrand programs and may introduce programs and services that are similar to or more attractive than ours. Our inability to continue to differentiate our products and services generally could materially adversely affect us.
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses continue to increase beyond our expectations, we will need to find ways to offset the financial impact by increasing payments volume, increasing other areas of revenues such as fee-based revenues, or both. We may not succeed in doing so, particularly in the current competitive and regulatory environment.
Our brand and reputation are key assets of our Company, and our business may be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, management, workplace culture, merchant acceptance, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members and corporate clients, which could make it difficult for us to attract new Card Members and customers and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance and the use and protection of customer information, and from actions taken by regulators or others in response to such conduct. Social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor, merchant acquirer or GNS partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. The lack of acceptance or suppression of card usage by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
A significant operating disruption, a major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and significant legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards.
We and other third parties process, transmit, store and provide access to account information in connection with our charge and credit cards, and prepaid and other products, and in the normal course of our business, we collect, analyze and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees.

Global financial institutions like us have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to computer systems. For example, we and other U.S. financial services providers have been the targets of distributed denial-of-service attacks from sophisticated third parties.
Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment with intent to disrupt our business operations and capture, destroy or manipulate various types of information relating to corporate trade secrets, customer information, including Card Member, travel and loyalty program account information, employee information and other sensitive business information, including acquisition activity, financial results and intellectual property. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites.
As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions and there is a risk the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches such as the one announced in 2017 by Equifax, one of the three major credit reporting agencies in the United States, could change consumer behaviors, impact our ability to access data to make product offers and credit decisions and result in legislation and additional regulatory requirements.
We develop and maintain systems and processes aimed at detecting and preventing information and cyber security incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cyber security incidents, malicious social engineering, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely. Risks associated with each of these remain, including the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary or other information (including account data information) or negative impact to online accounts and systems. These risks will likely evolve as new technology is deployed. For example, with the increased use of EMV technology, we may see a decrease in traditional fraud risk, but sophisticated fraudsters may develop new ways to commit fraud and we may see an increase in online fraud and impersonation and identity takeover attempts.
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
If our information technology systems experience a significant disruption or breach, or if actual or perceived fraud levels or other illegal activities involving our cards, customer online accounts or systems were to rise due to an information or cyber security incident at a business partner, merchant or other market participant, employee error, malfeasance or otherwise, it could lead to the loss of data or data integrity, regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation and response costs, greater concerns of customers and/or business partners relating to the privacy and security of their data, and reputational and financial damage to our brand, which could reduce the use and acceptance of our cards, and have a material adverse impact on our business.
If such disruptions or breaches are not detected quickly, their effect could be compounded. Information or cyber security incidents and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or security, including leaked business data, may also disrupt our operations, undermine our competitive advantage through the disclosure of sensitive company information, divert management attention and resources, and negatively impact the assessment of us and our subsidiaries by banking regulators and rating agencies.
Successful cyberattacks or data breaches at other large financial institutions, large retailers or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Although we have insurance for losses related to cyber risks and attacks and information and cyber security and privacy liability, it may not be sufficient to offset the impact of a material loss event.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, liquidations, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.
We may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations.
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
We are exposed to credit risk in the airline industry, which accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2017, to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member.
For additional information relating to the general risks related to the airline industry, see “Risk Management—Institutional Credit Risk—Exposure to the Airline Industry” under “MD&A.”
We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be negatively impacted.
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify and secure future acquisition candidates on terms and conditions that are acceptable to us or complete proposed acquisitions and investments, which could impair our growth. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, result in unanticipated liabilities and harm our business generally. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.
We may also face risks with other types of strategic transactions, such as the sale to InComm of the operations relating to our prepaid reloadable and gift card business in the United States, which is still subject to final agreement on the program management and issuer processing arrangements. If that transaction is consummated, we could experience disruption in our ability to service our prepaid customers if InComm’s services are interrupted, suspended or terminated for any reason, which could result in additional costs, regulatory risks and harm to our business and reputation.
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
We rely on third-party providers for acquiring customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.
We rely on third-party service providers, merchants, customer acquisition channels, processors, aggregators, GNS partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers. If a service provider or other third party ceases to provide the data quality or communications capacity we expect or services upon which we rely, as a result of natural disaster, operational disruptions or errors, terrorism, information or cyber security incidents, or any other reason, the failure could interrupt or compromise the quality of our services to customers or impact our ability to grow our business. There is also a risk the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties or communicated over third-party networks or platforms could become compromised, which could significantly harm our business even if the attack or breach does not impact our systems. We are also exposed to the risk that a disruption or other event at a service provider to one of our service providers or partners could impede their ability to provide to us services or data on which we rely to operate our business. Service providers or other third parties could also cease providing data to us if we are unable to negotiate for data use rights or use our data for purposes that do not benefit us, which could diminish the competitive value of our closed loop.

The management of multiple third-party vendors increases our operational complexity and decreases our control. A failure to exercise adequate oversight over third-party service providers, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our vendors’ service providers.
Our business is subject to the effects of geopolitical events, weather, natural disasters and other conditions.
Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, floods, health pandemics, information or cyber security incidents (including intrusion into or degradation of systems or technology by cyberattackers) and other catastrophic events can have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. In 2017, hurricanes impacted spending and credit performance in the areas affected. Similar events or other disasters or catastrophic events in the future, and events impacting other sectors of the economy, including the telecommunications and energy sectors, could have a negative effect on our businesses and infrastructure, including our technology and systems. Card Members in California, New York, Florida, Texas and Georgia account for a significant portion of U.S. Consumer billed business and Card Members loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility, and health-related risks. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel interruption insurance policies we offer and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending.
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
Our business in the United Kingdom and elsewhere may be negatively impacted by the uncertainty regarding the exit of the United Kingdom from the European Union (commonly referred to as Brexit), including from a deterioration of consumer and business activity in the United Kingdom and other countries and general uncertainty in the overall business environment in which we operate. We may experience increased volatility in the value of the pound sterling and the euro, further strengthening the U.S. dollar, which could continue to adversely impact our results of operations from our international activities. The exit itself could also have a negative impact on the United Kingdom and other European economies, which could adversely affect spending on our cards and the ability and willingness of Card Members to pay amounts owed to us. As of December 31, 2017, the EMEA region constituted approximately 11 percent of our worldwide billed business. It is unclear at this stage the financial, trade and legal implications of Brexit, although we expect to make changes to the structure of our business operations in Europe as a result.
Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.
Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. We rely upon our key personnel not only for business success, but also to lead with integrity. To the extent our leaders behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations.
The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel, or to employ such personnel in the location(s) of our choice. As further described in “Supervision and Regulation—Compensation Practices,” our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of our U.S. bank subsidiaries are subject to review and oversight by the FDIC and the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Legal, Regulatory and Compliance Risks
Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business, result in additional litigation and/or arbitrations, subject us to substantial monetary damages and damage our reputation and brand.
The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from discriminating against our card products violate the U.S. antitrust laws. Following a non-jury trial in the case, the trial court found that the challenged provisions were anticompetitive and issued a final judgment entering a permanent injunction. Following our appeal of this judgment, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. Eleven of the 17 states that are party to the case filed a petition with the Supreme Court seeking a review of the Second Circuit’s decision. On October 16, 2017, the Supreme Court granted certiorari and oral argument is scheduled for February 26, 2018. We are also a defendant in a number of actions and arbitration proceedings, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our card acceptance agreements and seek damages. A description of these legal proceedings is contained in “Legal Proceedings.”
An adverse outcome in these proceedings against us could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and MasterCard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to our business practices and materially and adversely impact our profitability.
Our business is subject to comprehensive government regulation and supervision, which could adversely affect our results of operations and financial condition.
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business, and has the potential to restrict the scope of our existing businesses, increase our costs of doing business, limit our ability to pursue certain business opportunities, require changes to business practices, affect our relationships with partners, merchants and Card Members, or make our products and services more expensive for customers. Regulatory oversight and supervision of our businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect our security holders.
New laws or regulations, enhanced supervision efforts or changes in the enforcement of existing laws or regulations applicable to our businesses could impact the profitability of our business activities, limit our ability to pursue business opportunities or adopt new technologies, require us to change certain of our business practices or alter our relationships with partners, merchants and Card Members, or affect retention of our key personnel. Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.
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
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and MasterCard and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations extend to certain aspects of our business, such as GNS and cobrand arrangements or terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, regulations in the EU and Australia have undermined our GNS business in those jurisdictions and have resulted in the moderation of GNS billed business growth. In addition, there is uncertainty as to when or how interchange fee cap provisions and other provisions might apply when we work with cobrand partners and agents in the EU following a ruling from the EU Court of Justice, and there can be no assurance we will be able to maintain such relationships in their current form.

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
U.S. federal law regulates abusive debt collection practices, which, along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny. Our ability to recover debt we had previously written-off may be limited, which could have a negative impact on our results of operations.
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
See “Supervision and Regulation” for more information about certain laws and regulations to which we are subject and their impact on us.
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
We have been subject to regulatory actions by the CFPB and other regulators and may continue to be subject to such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. Regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, which could adversely affect our results of operations and financial condition. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business.
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
Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, the Basel Committee finalized revisions to the standardized approach for credit risk and operational risk capital requirements. If these revisions are adopted in the United States, we could be required to hold significantly more capital. As a result, the ultimate impact on our long-term capital and liquidity planning and our results of operations is not certain, although an increase in our capital and liquid asset levels could lower our return on equity. As part of our required stress testing, both internally and by the Federal Reserve, we must continue to comply with applicable capital standards as calculated under the standardized approach in the adverse and severely adverse economic scenarios published by the Federal Reserve each year. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the Capital Rules.
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
In addition, the Capital Rules include a capital conservation buffer and a countercyclical capital buffer, which is currently set at zero but which could be increased by the Federal Reserve in the future. These buffers can be satisfied only with CET1 capital. If our risk-based capital ratios were to fall below the applicable buffer levels, we would be subject to certain restrictions on dividends, stock repurchases and other capital distributions, as well as discretionary bonus payments to executive officers.
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
For more information on bank holding company and depository institution dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation,” as well as “Consolidated Capital Resources and Liquidity—Share Repurchases and Dividends” under “MD&A” and Note 23 to our “Consolidated Financial Statements.”
Regulation in the areas of privacy, data protection, account access and information and cyber security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.
As privacy, data protection and information and cyber security laws, including data localization, authentication and account access laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection, data transfer and account access mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the United States and in various countries in which we operate.
In addition, state and federal legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection, account access and information and cyber security laws that potentially could have significant impact on our current and planned privacy, data protection, account access and information and cyber security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.
Compliance with current or future privacy, data protection, account access and information and cyber security laws relating to consumer and/or employee data could result in higher compliance and technology costs and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection, account access and information and cyber security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand.

We may not be able to effectively manage the operational and compliance risks to which we are exposed.
We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (e.g., natural disasters). Operational risk includes, among others, the risk that employee error or intentional misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with a service level agreement or regulatory or legal requirements, or a failure to adequately monitor and control access to, or use of, data in our systems we grant to third-party service providers. As processes or organizations are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational and compliance risks can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.
If we are not able to protect our intellectual property, or successfully defend against any infringement or misappropriation assertions brought against us, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect our intellectual property and control access to, and distribution of, our proprietary information. These measures may not prevent infringement of our intellectual property rights or misappropriation of our proprietary information and a resulting loss of competitive advantage. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement or misappropriation claim against us could cause us to lose significant revenues, incur significant defense, license, royalty or technology development expenses, and/or pay significant monetary damages.
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
New tax legislative initiatives may be proposed from time to time, which may impact our effective tax rate and could adversely affect our tax positions or tax liabilities. For example, the impacts of the Tax Cuts and Jobs Act in the United States resulted in a $2.6 billion charge in the fourth quarter of 2017, representing our current estimate of taxes primarily on the deemed repatriation of certain overseas earnings and the remeasurement of U.S. deferred tax assets and liabilities. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.
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
We are exposed to both individual credit risk, principally from consumer and small business Card Member receivables and loans, and institutional credit risk from merchants, GNS partners, GCS clients, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks can contribute to credit risk. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. We are continuing to experience relatively low delinquency and write-off rates, but expect that these rates will increase over time. Higher write-off rates and the resulting increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where approximately 74 percent of our revenues are generated), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Interest rate increases could materially adversely affect our earnings.
If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net income, could fall. Our interest expense was approximately $2.1 billion for the year ended December 31, 2017. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease to our annual net interest income of approximately $167 million as of December 31, 2017. We expect the rates we pay on our deposits will increase as benchmark interest rates increase. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations.
For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”

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
For a further discussion of our liquidity and funding needs, see “Consolidated Capital Resources and Liquidity ― Funding Programs and Activities” under “MD&A.”
Any reduction in our and our subsidiaries’ credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.
Rating agencies regularly evaluate us and our subsidiaries, and their ratings of our and our subsidiaries’ long-term and short-term debt and deposits are based on a number of factors, including financial strength as well as factors not within our control, including conditions affecting the financial services industry generally, and the wider state of the economy. Our and our subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we and our subsidiaries are able to obtain funding.
Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital.
During 2017, approximately 26 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar, which could have a material adverse effect on our results of operations.
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
Our U.S. bank subsidiaries accept deposits from individuals through third-party brokerage networks as well as directly from consumers through American Express Personal Savings, and use the proceeds as a source of funding. As of December 31, 2017, we had approximately $63.7 billion in total U.S. retail deposits, of which a significant amount had been raised through third-party brokerage networks. We face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
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
While Centurion Bank and American Express Bank were considered “well capitalized” as of December 31, 2017 and had no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance they will continue to meet this definition. The Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additionally, our regulators can adjust the requirements to be “well capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rates we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.
The value of our assets or liabilities may be adversely impacted by economic, political or market conditions.
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $3.2 billion of investment securities as of December 31, 2017. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to challenges in the economy or otherwise, it could have a material adverse impact on the value of our investment portfolio, potentially resulting in impairment charges. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.
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
Other owned or leased principal locations include American Express offices in Sunrise, Florida, Phoenix, Arizona, Salt Lake City, Utah, Mexico City, Mexico, Sydney, Australia, Singapore, Gurgaon, India, Manila, Philippines, and Brighton, England; the American Express data centers in Phoenix, Arizona and Greensboro, North Carolina; the headquarters for American Express Services Europe Limited in London, England; and the Amex Bank of Canada and Amex Canada Inc. headquarters in Toronto, Ontario, Canada.
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
Antitrust Matters
In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against us alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint included allegations that provisions in our merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining us from enforcing our non-discrimination contractual provisions. The complaint did not seek monetary damages.
Following a non-jury trial, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and judgment in favor of American Express was entered on January 25, 2017. Eleven of the 17 states that are party to the case filed a petition with the Supreme Court seeking a review of the Second Circuit’s decision. On October 16, 2017, the Supreme Court granted certiorari and oral argument is scheduled for February 26, 2018 in the case, now captioned Ohio v. American Express Co.
In addition, individual merchant cases and a putative class action, which were consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against us alleging that our anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief.
In July 2004, we were named as a defendant in another putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Co., et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages.
In re: American Express Anti-Steering Rules Antitrust Litigation (II) and The Marcus Corporation v. American Express Co., et al., including a trial previously scheduled in the individual merchant cases, are stayed pending resolution of the appeal in Ohio v. American Express Co. Further proceedings are anticipated.
Individual merchants have also initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in our card acceptance agreements and seeking damages. We are vigorously defending against those claims, which are similarly stayed.
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. An amended complaint was filed on July 15, 2016. On September 30, 2016, the court denied our motion to dismiss as to claims brought by merchants who do not accept American Express cards, and on May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York.

Corporate Matters
On July 30, 2015, plaintiff Plumbers and Steamfitters Local 137 Pension Fund, on behalf of themselves and other purchasers of American Express stock, filed a suit, captioned Plumbers and Steamfitters Local 137 Pension Fund v. American Express Co., Kenneth I. Chenault and Jeffrey C. Campbell, in the United States District Court for the Southern District of New York for violation of federal securities law, alleging that the Company deliberately issued false and misleading statements to, and omitted important information from, the public relating to the financial importance of the Costco cobrand relationship to the Company, including, but not limited to, the decision to accelerate negotiations to renew the cobrand agreement. The plaintiff sought damages and injunctive relief. On October 2, 2017, the Court granted defendants’ motion to dismiss the plaintiff’s amended complaint. The plaintiff has appealed the court’s decision.
ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2017, we had 22,262 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our “Consolidated Financial Statements.” For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 23 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2018 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 7, 2018. The information to be found under such caption is incorporated herein by reference. Our definitive 2018 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the Securities and Exchange Commission (SEC) in March 2018 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

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

The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2012, including the reinvestment of all dividends.

Year-end Data	2012	2013	2014	2015	2016	2017
American Express	$100.00	$159.84	$165.70	$125.57	$136.34	$185.70
S&P 500 Index	$100.00	$132.37	$150.48	$152.55	$170.78	$208.05
S&P Financial Index	$100.00	$135.59	$156.17	$153.72	$188.69	$230.47

(b)   Not applicable.

(c)  Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended December 31, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017
Repurchase program(a)	4,040,661	$91.78	4,040,661	94,655,567
Employee transactions(b)	―	―	N/A	N/A
November 1-30, 2017
Repurchase program(a)	3,932,622	$94.78	3,932,622	90,722,945
Employee transactions(b)	4,907	$95.22	N/A	N/A
December 1-31, 2017
Repurchase program(a)	5,720,526	$98.79	5,720,526	85,002,419
Employee transactions(b)	―	―	N/A	N/A
Total
Repurchase program(a)	13,693,809	$95.57	13,693,809	85,002,419
Employee transactions(b)	4,907	$95.22	N/A	N/A
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

ITEM 6. SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013
Operating Results ($ in Millions)
Total revenues net of interest expense	$33,471	$32,119	$32,818	$34,188	$32,870
Provisions for losses(a)	2,759	2,026	1,988	2,044	1,832
Expenses(b)	23,298	21,997	22,892	23,153	23,150
Pretax income	7,414	8,096	7,938	8,991	7,888
Income tax provision	4,678	2,688	2,775	3,106	2,529
Net income	$2,736	$5,408	$5,163	$5,885	$5,359
Return on average equity(c)	13.1%	26.0%	24.0%	29.1%	27.8%
Return on average assets(c)	1.6%	3.4%	3.3%	3.8%	3.5%
Balance Sheet ($ in Millions)
Cash and cash equivalents	$32,927	$25,208	$22,762	$22,288	$19,486
Card Member loans and receivables HFS	―	―	14,992	―	―
Accounts receivable, net	56,689	50,073	46,695	47,000	47,185
Loans, net	74,300	65,461	58,799	70,104	66,585
Investment securities	3,159	3,157	3,759	4,431	5,016
Total assets	181,159	158,893	161,184	159,103	153,375
Customer deposits	64,452	53,042	54,997	44,171	41,763
Travelers Cheques outstanding and other prepaid products	2,593	2,812	3,247	3,673	4,240
Short-term borrowings	3,278	5,581	4,812	3,480	5,021
Long-term debt	55,804	46,990	48,061	57,955	55,330
Shareholders’ equity	$18,227	$20,501	$20,673	$20,673	$19,496
Average shareholders' equity to average total assets ratio	12.4%	13.1%	13.5%	13.1%	12.6%
Common Share Statistics
Earnings per share:
Net income attributable to common shareholders:(d)
Basic	$2.98	$5.67	$5.07	$5.58	$4.91
Diluted	2.97	5.65	5.05	5.56	4.88
Cash dividends declared per common share	1.34	1.22	1.13	1.01	0.89
Dividend payout ratio(e)	45.0%	21.5%	22.3%	18.1%	18.1%
Book value per common share	19.38	20.93	19.71	20.21	18.32
Market price per share:
High	100.53	75.74	93.94	96.24	90.79
Low	74.74	50.27	67.57	78.41	58.31
Close	$99.31	$74.08	$69.55	$93.04	$90.73
Average common shares outstanding (millions):
Basic	883	933	999	1,045	1,082
Diluted	886	935	1,003	1,051	1,089
Shares outstanding at period end (millions)	859	904	969	1,023	1,064
Other Statistics
Number of employees at period end (thousands):
United States	20	21	21	22	26
Outside the United States	35	35	34	32	37
Total	55	56	55	54	63
Number of shareholders of record	22,262	23,572	24,704	25,767	22,238
(a)
Beginning December 1, 2015 through to the sale completion dates, did not reflect provisions for Card Member loans and receivables related to our cobrand partnerships with JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation (Costco) in the United States (the HFS portfolios).

(b)	Beginning December 1, 2015 through to the sale completion dates, included the valuation allowance adjustment associated with the HFS portfolios.
(c)	Return on average equity and return on average assets are calculated by dividing one-year period of net income by one-year average of total shareholders’ equity or total assets, respectively.
(d)	Represents net income, less earnings allocated to participating share awards and dividends on preferred shares.
(e)	Calculated on year’s dividends declared per common share as a percentage of the year’s net income available per common share.

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
•
Other fees and commissions, represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, service fees and fees related to our Membership Rewards program; and

•
Other revenue, represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees), cross-border Card Member spending, insurance premiums, ancillary merchant-related fees, prepaid card and Travelers Cheque-related revenue, revenues related to the American Express Global Business Travel Joint Venture (the GBT JV) transition services agreement and earnings from equity method investments (including the GBT JV).

TAX CUTS AND JOBS ACT
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. federal corporate income tax rules that, beginning in 2018, will significantly decrease our income tax expense and reduce our effective tax rate to the low 20s, before discrete items. Most notably, effective January 1, 2018, the Tax Act reduces the U.S. federal statutory corporate income tax rate from 35 percent to 21 percent, introduces a territorial tax system in which future dividends paid from earnings outside the United States to a U.S. corporation are not subject to U.S. federal taxation and imposes new U.S. federal corporate income taxes on certain foreign operations.
While the Tax Act will positively impact our earnings in future periods, two provisions of the Tax Act drove a 2017 charge of $2.6 billion, which impacted our earnings in the fourth quarter. In particular, the Tax Act imposes a one-time deemed repatriation tax on previously undistributed earnings of certain non-U.S. subsidiaries. In addition, the reduction of the federal statutory tax rate from 35 percent to 21 percent required us to remeasure our U.S. federal deferred tax assets and liabilities. The 2017 charge for these provisions reflects our best estimate based on information currently available and our current interpretation of the Tax Act.   Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

FINANCIAL HIGHLIGHTS
For 2017, we reported net income of $2.7 billion and diluted earnings per share of $2.97. This compared to $5.4 billion of net income and $5.65 diluted earnings per share for 2016, and $5.2 billion of net income and $5.05 diluted earnings per share for 2015.
2017 results included:
•	A $2.6 billion tax charge related to the Tax Act.
2016 results included:
•	A $1.1 billion ($677 million after tax) gain on the sale of Card Member loans and receivables related to our cobrand partnership with Costco in the second quarter;
•	$410 million ($266 million after tax) of net restructuring charges; and
•	A $127 million ($79 million after tax) gain on the sale of Card Member loans and receivables related to our cobrand partnership with JetBlue in the first quarter.
2015 results included:
•	A $419 million ($335 million after tax) charge related to the Prepaid Services business, which was driven primarily by the impairment of goodwill and technology, and certain restructuring costs.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.
BUSINESS ENVIRONMENT
Our results for 2017 reflect a strong finish to our two-year game plan as we successfully executed against our key priorities of accelerating revenue growth, optimizing our investments and resetting our cost base. Billings and revenue performance were strong across our business segments and accelerated during the fourth quarter.  We continued to invest in new products and benefits, new card acquisitions and expanding our merchant network, and we returned a significant amount of capital to shareholders through share repurchases and dividends. In addition, our results reflect a tax charge related to the Tax Act.

Our worldwide billed business increased 5 percent over the prior year, reflecting growth across our diverse customer segments and geographies.  U.S. proprietary consumer billings growth increased sequentially during the year and international proprietary consumer billings growth rates remained strong. We also saw strong performance from middle market and small business customers, while large and global commercial customers grew at a more modest pace.  Global Network Services billed business grew at a slower rate over the year than our proprietary business as a result of the impact of the evolving regulatory environment in Europe and Australia.

Revenues net of interest expense grew year-over-year primarily due to growth in billed business, net interest income and net card fees, partially offset by an expected decline in the average discount rate.  Our net interest yield increased year-over-year primarily related to a shift in mix over time towards non-cobrand lending products that generally attract more revolving loan balances, a lower percentage of total loans at introductory interest rates, specific pricing actions and a benefit from increases in benchmark interest rates. During the fourth quarter, we saw net interest yield begin to stabilize sequentially.

Card Member loan and receivables growth was strong year-over-year, as we continue to expand our relationships with existing customers and acquired new Card Members. We continue to see opportunities to increase our share of our customers’ borrowings. As expected, provisions for losses increased as a result of higher Card Member loans and receivables and increases in lending delinquencies and net write-off rates. The increases in the delinquencies and net write-off rates were primarily due to the seasoning of recent loan vintages and a shift in mix over time towards non-cobrand lending products, which have higher write-off rates but also drive higher net interest yields. We expect these trends to continue, resulting in continued increases in lending write-off rates, delinquencies and provisions for losses.

Spending on Card Member engagement (the aggregate of rewards, Card Member services and marketing and promotion expenses) increased year-over-year and primarily reflected the recent enhancements to rewards on our U.S. Platinum products, continued strong growth in our Delta cobrand portfolio and higher levels of engagement in many of our premium services. Marketing and promotion expense decreased due to elevated spending on growth initiatives during the prior year and as we realized efficiencies in our marketing spend. Operating expense increased year-over-year, driven by the prior year gains on the sales of certain cobrand portfolios, which were recognized as a reduction in other expenses. Excluding these gains, operating expense decreased year-over-year reflecting the benefits from our cost reduction initiatives during the past two years.

In the fourth quarter of 2017, we recognized a tax charge of $2.6 billion related to the Tax Act, which drove a decline in net income versus 2016. This charge represents our current estimate of taxes on deemed repatriations of certain overseas earnings and the remeasurement of U.S. net deferred tax assets. Our effective tax rate for 2017 was up substantially from 33 percent in 2016. Excluding the impacts of the Tax Act, our effective tax rate for the year would have decreased compared to 2016, primarily due to the realization of certain foreign tax credits in the current year and a continuing shift in the geographic mix of earnings.  We continue to analyze and interpret the Tax Act, and its impact on our earnings; however, for 2018, we currently estimate our tax rate will be approximately 22 percent, before discrete tax items. The upfront charge triggered by the Tax Act reduced our capital ratios and, as a result, while we will be continuing our quarterly dividends at the current level, we suspended our share buyback program for the first half of 2018 in order to rebuild our capital.

Our strong performance in 2017 reflects benefits from the investments we have made in a variety of growth opportunities over the last several years. Although we continue to see some headwinds from regulation in markets around the world and intense competition, we remain focused on delivering differentiated value to our merchants, customers and business partners, while delivering appropriate returns to our shareholders. With Stephen J. Squeri as our new Chairman and Chief Executive Officer, effective February 1, 2018 as previously announced, we will be focused on strengthening our leadership position with premium consumers, extending our strong position in the commercial payments space, making American Express an essential part of our customers’ digital lives and strengthening our global, integrated network to provide unique value.

See “Supervision and Regulation” in “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Legal, Regulatory and Compliance Risk” in “Risk Factors” for information on the potential impacts of an adverse decision in the Department of Justice case and related merchant litigations on our business.

CONSOLIDATED RESULTS OF OPERATIONS

Effective December 1, 2015, we transferred the Card Member loans and receivables related to our HFS portfolios to Card Member loans and receivables HFS on the Consolidated Balance Sheets. On March 18, 2016 and June 17, 2016, we completed the sales of the JetBlue and Costco cobrand card portfolios, respectively. For the periods from December 1, 2015, through the sale completion dates, the primary impacts beyond the HFS classification on the Consolidated Balance Sheets were to provisions for losses and credit metrics, which did not reflect amounts related to these HFS loans and receivables, as credit costs were reported in Other expenses through a valuation allowance adjustment. Other, non-credit related metrics (i.e., billed business, cards-in-force, net interest yield) reflected amounts related to the HFS portfolios through the sale completion dates. Additionally, for periods after the sale completion dates, activities associated with these cobrand partnerships and the HFS portfolios were no longer included in our Consolidated Results of Operations. Specifically, these impacts included: Discount revenue from Costco in the United States for spend on all American Express cards and from other merchants for spend on the Costco cobrand card; Other fees and commissions and Interest income from Costco cobrand Card Members; and Card Member rewards expense related to the Costco cobrand card, resulting in a lack of comparability between the periods presented.
The relationship of the U.S. dollar to various foreign currencies over the periods of comparison has had an impact on our results of operations. Where meaningful in describing our performance, foreign currency-adjusted amounts, which exclude the impact of changes in the foreign exchange (FX) rates, have been provided.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages and per share amounts)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Total revenues net of interest expense	$33,471	$32,119	$32,818	$1,352	4%	$(699)	(2)%
Provisions for losses	2,759	2,026	1,988	733	36	38	2
Expenses	23,298	21,997	22,892	1,301	6	(895)	(4)
Pretax income	7,414	8,096	7,938	(682)	(8)	158	2
Income tax provision	4,678	2,688	2,775	1,990	74	(87)	(3)
Net income	2,736	5,408	5,163	(2,672)	(49)	245	5
Earnings per common share — diluted(a)	$2.97	$5.65	$5.05	$(2.68)	(47)%	$0.60	12%
Return on average equity(b)	13.1%	26.0%	24.0%
Effective tax rate (ETR)	63.1%	33.2%	35.0%
Impact of Tax Act charge on ETR	34.7%
ETR, excluding the Tax Act charge(c)	28.4%

(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $21 million, $43 million and $38 million for the years ended December 31, 2017, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $81 million, $80 million and $62 million for the years ended December 31, 2017, 2016 and 2015.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($2.7 billion, $5.4 billion and $5.2 billion for 2017, 2016 and 2015, respectively) by (ii) one-year average total shareholders’ equity ($20.8 billion, $20.8 billion and $21.5 billion for 2017, 2016 and 2015, respectively).

(c)
The effective tax rate for 2017 excluding the $2.6 billion charge related to the Tax Act is a non-GAAP measure. Management believes the effective tax rate excluding the impacts of the Tax Act is useful in evaluating the company’s tax rate in comparison with the prior-year periods. Refer to Note 21 of the “Consolidated Financial Statements” for additional information.

TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Discount revenue	$19,186	$18,680	$19,297	$506	3%	$(617)	(3)%
Net card fees	3,090	2,886	2,700	204	7	186	7
Other fees and commissions	3,022	2,753	2,866	269	10	(113)	(4)
Other	1,732	2,029	2,033	(297)	(15)	(4)	―
Total non-interest revenues	27,030	26,348	26,896	682	3	(548)	(2)
Total interest income	8,553	7,475	7,545	1,078	14	(70)	(1)
Total interest expense	2,112	1,704	1,623	408	24	81	5
Net interest income	6,441	5,771	5,922	670	12	(151)	(3)
Total revenues net of interest expense	$33,471	$32,119	$32,818	$1,352	4%	$(699)	(2)%

TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue increased in 2017 compared to 2016, primarily due to growth in billed business, and decreased in 2016 compared to 2015 primarily due to lower Costco-related revenues. Both periods of comparison also reflected decreases in the average discount rate and increases in contra-discount revenues. The increase in contra-discount revenue in 2017 compared to 2016 was primarily due to higher corporate client incentives and cobrand partner payments, both driven by higher volumes; the increase in 2016 compared to 2015 was primarily due to an increase in cash rebate rewards.

Overall, billed business increased in 2017 compared to 2016. U.S. billed business increased 1 percent and non-U.S. billed business increased 12 percent. See Tables 5 and 6 for more details on billed business performance.

The average discount rate was 2.43 percent, 2.45 percent and 2.46 percent for 2017, 2016 and 2015, respectively. The decrease in the average discount rate in 2017 compared to 2016 primarily reflected rate pressure from merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in certain international markets, the continued growth of the OptBlue program, and changes in industry and geographic mix. We expect the average discount rate will continue to decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume related pricing discounts, certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates) and other factors.
Net card fees increased in both periods. The increase in 2017 was primarily driven by growth in the Platinum and Delta portfolios and growth in key international markets. The increase in 2016 was primarily driven by growth in the Platinum, Gold and Delta portfolios.
Other fees and commissions increased in 2017 compared to 2016, and decreased in 2016 compared to 2015. The increase in 2017 was primarily driven by an increase in delinquency fees due to a change in the late fee assessment date for certain U.S. charge cards and an increase in foreign exchange conversion revenue. The decrease in 2016 was primarily due to lower Costco-related fees, partially offset by an increase in delinquency and loyalty coalition-related fees.
Other revenues decreased in 2017 compared to 2016, and were relatively flat in 2016 compared to 2015. The decrease in 2017 was primarily driven by prior-year revenues related to the Loyalty Edge business, which was sold in the fourth quarter of 2016, and a contractual payment from a GNS partner also in the prior year. 2016 included the previously-mentioned contractual payment from a GNS partner and higher revenues from our Prepaid Services business compared to 2015, offset by lower revenues related to Costco, Loyalty Edge and the GBT JV transition services agreement.
Interest income increased in 2017 compared to 2016 and decreased in 2016 compared to 2015. The increase in 2017 primarily reflected higher average Card Member loans and higher yields. The growth in average Card Member loans was primarily driven by a mix shift over time towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets, specific pricing actions, and increases in benchmark interest rates. The decrease in 2016 was primarily driven by lower Costco cobrand loans and the associated interest income, partially offset by modestly higher yields and an increase in average Card Member loans across other lending products.
Interest expense increased in both periods. The increase in 2017 was primarily driven by higher interest rates and higher average long-term debt. The increase in 2016 was primarily driven by higher average customer deposit balances, partially offset by lower average long-term debt.

TABLE 3: PROVISIONS FOR LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Charge card	$795	$696	$737	$99	14%	$(41)	(6)%
Card Member loans	1,868	1,235	1,190	633	51	45	4
Other	96	95	61	1	1	34	56
Total provisions for losses(a)	$2,759	$2,026	$1,988	$733	36%	$38	2%

(a)	Beginning December 1, 2015 through to the sale completion dates, did not reflect the HFS portfolios.

PROVISIONS FOR LOSSES

Charge card provision for losses increased in 2017 compared to 2016 and decreased in 2016 compared to 2015. The increase in 2017 was primarily driven by growth in receivables due to charge volume and higher net write-offs. The decrease in 2016 was driven by lower net write-offs and improved delinquencies.
Card Member loans provision for losses increased in both periods. The increases were primarily driven by strong loan growth, as well as increases in net write-off rates and delinquencies, primarily due to the seasoning of recent loan vintages and a shift in mix over time towards non-cobrand lending products, which tend to have higher write-off rates. The increase in 2016 was partially offset by the impact of the HFS portfolios, as 2016 did not reflect the associated credit costs, as previously mentioned.

Other provision for losses was relatively flat in 2017 compared to 2016 and increased in 2016 compared to 2015. 2017 compared to 2016 reflected growth in the non-card lending portfolio, which was offset by improving credit performance in the commercial financing portfolio. The increase in 2016 was primarily driven by growth in the commercial financing portfolio, which resulted in higher net write-offs.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Marketing and promotion	$3,217	$3,650	$3,109	$(433)	(12)%	$541	17%
Card Member rewards	7,608	6,793	6,996	815	12	(203)	(3)
Card Member services and other	1,439	1,133	1,018	306	27	115	11
Total marketing, promotion, rewards and Card Member services and other	12,264	11,576	11,123	688	6	453	4
Salaries and employee benefits	5,258	5,259	4,976	(1)	―	283	6
Other, net(a)	5,776	5,162	6,793	614	12	(1,631)	(24)
Total expenses	$23,298	$21,997	$22,892	$1,301	6%	$(895)	(4)%

(a)	Beginning December 1, 2015 through to the sale completion dates, included the valuation allowance adjustment associated with the HFS portfolios.

EXPENSES

Marketing and promotion expense decreased in 2017 compared to 2016 and increased in 2016 compared to 2015. The variances for both periods were primarily driven by higher levels of spending on growth initiatives in 2016 compared to the preceding and subsequent years.
Card Member rewards expense increased in 2017 compared to 2016 and decreased in 2016 compared to 2015. The increase in 2017 was primarily driven by increases in Membership Rewards expense of $750 million and cobrand rewards expense of $65 million. The increase in Membership Rewards expense was primarily driven by enhancements to U.S. Consumer and Small Business Platinum rewards and higher spending volumes. The increase in cobrand rewards expense reflected growth in spending volumes across certain cobrand card products, which more than offset the absence of Costco-related expense in 2017. The decrease in 2016 was primarily driven by lower cobrand rewards expense of $518 million, primarily reflecting lower Costco-related expense and a shift in volumes to cash rebate cards for which the rewards costs are classified as contra-discount revenue, partially offset by increased spending volumes across other cobrand card products. The lower cobrand rewards expense in 2016 was partially offset by higher Membership Rewards expense of $315 million, primarily driven by an increase in new points earned as a result of higher spending volumes, enhancements to U.S. Consumer and Small Business Platinum rewards and less of a decline in the weighted average cost (WAC) per point.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 95 percent (rounded down) at December 31, 2017, 2016 and 2015.
Card Member services and other expense increased for both periods of comparison, primarily driven by higher usage of travel-related benefits in both periods, and additionally in 2017 by the enhanced Platinum card benefits.
Salaries and employee benefits expense was flat for 2017 compared to 2016 and increased in 2016 compared to 2015. Salaries and employee benefits expenses for 2017 reflected higher performance-related employee compensation offset by lower restructuring charges compared to the prior year. The increase in 2016 was primarily driven by higher restructuring charges compared to 2015.
Other expense increased in 2017 compared to 2016 and decreased in 2016 compared to 2015. The increase in 2017 was primarily driven by the prior-year gains on the sales of the HFS portfolios, which were recognized as an expense reduction, partially offset by lower technology-related costs in 2017 and Loyalty Edge-related costs in the prior year.  The decrease in 2016 was primarily driven by the previously-mentioned gains on the sales of the HFS portfolios, as well as goodwill and technology impairment charges in 2015.

INCOME TAXES

The effective tax rate for 2017 was 63.1 percent and reflects a substantial charge of $2.6 billion related to the income tax effects of the Tax Act, which are required to be recorded in the period of enactment.  The $2.6 billion charge represents our current estimate of taxes primarily on the deemed repatriation of certain overseas earnings and the remeasurement of U.S. federal net deferred tax assets to the lower federal tax rate. Our accounting for the impacts of the Tax Act is provisional and amounts may be revised in future periods as described in the SEC Staff Accounting Bulletin No. 118, which was issued on December 22, 2017 to provide guidance on the accounting for the effects of the Tax Act.  Refer to Note 21 to the “Consolidated Financial Statements” for additional information.
Excluding the impacts of the Tax Act, the effective tax rate for 2017 would have been 28.4 percent compared to 33.2 percent in 2016 and 35.0 percent in 2015. See Table 1 for a reconciliation of the effective tax rate for 2017 on a GAAP basis. The tax rate for 2017 includes discrete tax benefits of $156 million related to the realization of certain foreign tax credits.  The tax rates for 2017, 2016, and 2015 include benefits of $76 million, $60 million and $33 million respectively, related to the resolution of certain prior years’ items.  The tax rate for 2015 also includes an expense of $75 million related to the impact of the nondeductible portion of a goodwill impairment charge.  In addition, the decrease in tax rates in each period reflects the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Card billed business: (billions)
United States	$708.3	$700.4	$721.8	1%	(3)%
Outside the United States	376.9	337.1	317.9	12	6
Worldwide	$1,085.2	$1,037.5	$1,039.7	5	―
Proprietary	$900.6	$863.8	$875.3	4%	(1)%
Global Network Services	184.6	173.7	164.4	6	6
Worldwide	$1,085.2	$1,037.5	$1,039.7	5	―
Total cards-in-force: (millions)
United States	50.0	47.5	57.6	5	(18)
Outside the United States	62.8	62.4	60.2	1	4
Worldwide	112.8	109.9	117.8	3	(7)
Proprietary	64.6	61.3	70.4	5	(13)
Global Network Services	48.2	48.6	47.4	(1)	3
Worldwide	112.8	109.9	117.8	3	(7)
Basic cards-in-force: (millions)
United States	39.4	37.4	44.8	5	(17)
Outside the United States	52.2	51.7	49.5	1	4
Worldwide	91.6	89.1	94.3	3	(6)
Average basic Card Member spending: (dollars)(a)
United States	$20,317	$18,808	$18,066	8	4
Outside the United States	$14,277	$13,073	$12,971	9	1
Worldwide Average	$18,519	$17,216	$16,743	8	3
Card Member loans: (billions)
United States	$64.5	$58.3	$51.5	11	13
Outside the United States	8.9	7.0	7.1	27	(1)
Worldwide	$73.4	$65.3	$58.6	12	11
Average discount rate	2.43%	2.45%	2.46%
Average fee per card (dollars)(a)	$49	$44	$39	11%	13%
(a)
Average basic Card Member spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

TABLE 6: BILLED BUSINESS GROWTH

	2017		2016
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)	Percentage Increase (Decrease)		Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide(b)
Total billed business	5%	4%	―	%	1%
Proprietary billed business	4	4	(1)		(1)
GNS billed business(c)	6	5	6		10
Airline-related volume	3	3	(4)		(3)
(8% of worldwide billed business for both 2017 and 2016)
United States(b)
Billed business	1		(3)
Proprietary consumer card billed business(d)	(2)		(7)
Proprietary small business and corporate services billed business(e)	6		2
T&E-related volume
(25% of U.S. billed business for both 2017 and 2016)	―		(3)
Non-T&E-related volume
(75% of U.S. billed business for both 2017 and 2016)	1		(3)
Airline-related volume
(7% of U.S. billed business for both 2017 and 2016)	―		(7)
Outside the United States(b)
Billed business	12	11	6		10
Japan, Asia Pacific & Australia (JAPA) billed business	13	12	14		14
Latin America & Canada (LACC) billed business	10	9	(6)		6
Europe, the Middle East & Africa (EMEA) billed business	12	10	2		8
Proprietary consumer card billed business(c)	13	13	4		8
Proprietary small business and corporate services billed business(e)	14%	12%	3%		7%
(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Worldwide Card Member loans (a)
Total loans (billions)	$73.4	$65.3	$58.6	12%	11%
Loss reserves:
Beginning balance	1,223	1,028	1,201	19	(14)
Provisions (b)	1,868	1,235	1,190	51	4
Net write-offs — principal only (c)	(1,181)	(930)	(967)	27	(4)
Net write-offs — interest and fees (c)	(227)	(175)	(162)	30	8
Transfer of reserves on HFS loan portfolios	―	―	(224)	―	#
Other (d)	23	65	(10)	(65)	#
Ending balance	$1,706	$1,223	$1,028	39	19
Ending reserves — principal	$1,622	$1,160	$975	40	19
Ending reserves — interest and fees	$84	$63	$53	33	19
% of loans	2.3%	1.9%	1.8%
% of past due	177%	161%	164%
Average loans (billions)(a)	$66.7	$59.9	$67.9	11%	(12)%
Net write-off rate — principal only (e)	1.8%	1.6%	1.4%
Net write-off rate — principal, interest and fees (e)	2.1%	1.8%	1.7%
30+ days past due as a % of total (e)	1.3%	1.2%	1.1%

Worldwide Card Member receivables(a)
Total receivables (billions)	$54.0	$47.3	$44.1	14%	7%
Loss reserves:
Beginning balance	467	462	465	1	(1)
Provisions (b)	795	696	737	14	(6)
Net write-offs (c)	(736)	(674)	(713)	9	(5)
Other (f)	(5)	(17)	(27)	(71)	(37)
Ending balance	$521	$467	$462	12%	1%
% of receivables	1.0%	1.0%	1.0%
Net write-off rate — principal only (e)	1.6%	1.5%	1.8%
Net write-off rate — principal and fees (e)	1.7%	1.8%	2.0%
30+ days past due as a % of total (e)	1.4%	1.4%	1.5%
Net loss ratio as a % of charge volume — GCP	0.10%	0.09%	0.09%
90+ days past billing as a % of total — GCP	0.9%	0.9%	0.9%
# Denotes a variance greater than 100 percent
(a)	Beginning December 1, 2015 through to the sale completion dates, did not reflect the HFS portfolios.
(b)	Reflects provisions for principal, interest and/or fees on Card Member loans and receivables. Refer to Table 3 footnote (a).
(c)	Write-offs, less recoveries.
(d)
2016 included reserves associated with Card Member loans reclassified from HFS to held for investment. Refer to Changes in Card Member loans reserve for losses under Note 4 to the “Consolidated Financial Statements” for additional information.

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

(f)	2015 included the impact of the transfer of the HFS receivables portfolio, which was not significant.

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2017	2016	2015
Net interest income	$6,441	$5,771	$5,922
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	1,170	984	952
Interest income not attributable to our Card Member loan portfolio (b)	(636)	(403)	(357)
Adjusted net interest income (c)	$6,975	$6,352	$6,517
Average Card Member loans including HFS loan portfolios (billions)(d)	$66.7	$65.8	$69.0

Net interest income divided by average Card Member loans	9.7%	8.8%	8.6%
Net interest yield on average Card Member loans (c)	10.5%	9.6%	9.4%
(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and our Travelers Cheque and other stored-value investment portfolio.
(c)
Adjusted net interest income and net interest yield on average Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it represents the interest expense and interest income attributable to our Card Member loan portfolio and is a component of net interest yield on average Card Member loans, which provides a measure of profitability of our Card Member loan portfolio. Net interest yield on average Card Member loans reflects adjusted net interest income divided by average Card Member loans, computed on an annualized basis. Net interest income divided by average Card Member loans, computed on an annualized basis, a GAAP measure, includes elements of total interest income and total interest expense that are not attributable to the Card Member loan portfolio, and thus is not representative of net interest yield on average Card Member loans.

(d)
Beginning December 1, 2015 through to the sale completion dates, for the purposes of the calculation of net interest yield on average Card Member loans, average Card Member loans included the HFS loan portfolios.

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
Effective for the first quarter of 2016, we realigned our segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments. Refer to Note 25 to the “Consolidated Financial Statements” for additional discussion of products and services that comprise each segment.
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

EXPENSES

Marketing and promotion expense is included in each segment based on the actual expenses incurred. Global brand advertising is primarily reflected in Corporate & Other and may be allocated to the segments based on the actual expense incurred. Rewards and Card Member services expense is included in each segment based on the actual expenses incurred within the segment.
Salaries and employee benefits and other operating expense reflects expenses such as professional services, occupancy and equipment and communications incurred directly within each segment. In addition, expenses related to support services, such as technology costs, are allocated to each segment primarily based on support service activities directly attributable to the segment. Other overhead expenses, such as staff group support functions, are allocated from Corporate & Other to the other segments based on a mix of each segment’s direct consumption of services and relative level of pretax income.

INCOME TAXES

An income tax provision (benefit) is allocated to each business segment based on the effective tax rates applicable to the various businesses that comprise the segment. The previously-mentioned $2.6 billion charge related to the Tax Act has been allocated in full to Corporate & Other.

U.S. CONSUMER SERVICES

TABLE 9: USCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues
Non-interest revenues	$7,923	$7,874	$8,479	$49	1%	$(605)	(7)%
Interest income	5,755	5,082	5,198	673	13	(116)	(2)
Interest expense	742	536	488	206	38	48	10
Net interest income	5,013	4,546	4,710	467	10	(164)	(3)
Total revenues net of interest expense	12,936	12,420	13,189	516	4	(769)	(6)
Provisions for losses	1,630	1,065	1,064	565	53	1	―
Total revenues net of interest expense after provisions for losses	11,306	11,355	12,125	(49)	―	(770)	(6)
Expenses
Marketing, promotion, rewards, Card Member services and other	5,695	5,416	5,382	279	5	34	1
Salaries and employee benefits and other operating expenses	2,808	2,058	3,066	750	36	(1,008)	(33)
Total expenses	8,503	7,474	8,448	1,029	14	(974)	(12)
Pretax segment income	2,803	3,881	3,677	(1,078)	(28)	204	6
Income tax provision	912	1,368	1,322	(456)	(33)	46	3
Segment income	$1,891	$2,513	$2,355	$(622)	(25)%	$158	7%
Effective tax rate	32.5%	35.2%	36.0%
USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including travel services.
TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues was relatively flat in 2017 compared to 2016, primarily driven by a decrease in discount revenue, offset by increases in net card fees and other fees and commissions. Discount revenue decreased $133 million, reflecting a decrease in billed business of 2 percent due to Costco-related volumes included in the prior year. Net card fees and other fees and commissions increased driven by growth in the Platinum and Delta portfolios and higher delinquency fees, respectively.
Net interest income increased in 2017 compared to 2016, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by marginally higher cost of funds. The growth in average Card Member loans was primarily driven by a mix shift over time towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets, specific pricing actions, and increases in benchmark interest rates.
Total revenues net of interest expense decreased in 2016 compared to 2015, primarily driven by lower discount revenue, reflecting a decrease in billed business of 7 percent primarily driven by lower Costco-related volumes and increases in contra-discount revenues, such as cash rebate rewards. The decrease also reflected lower net interest income, primarily driven by lower Costco cobrand loans and higher interest expense, partially offset by modestly higher average rates and an increase in average Card Member loans across other lending products.

PROVISIONS FOR LOSSES

Provisions for losses increased in 2017 compared to 2016, primarily driven by Card Member loans provision, which increased $514 million due to strong loan growth, as well as increases in delinquencies and higher net write-off rates primarily due to the seasoning of recent loan vintages and a shift in mix over time towards non-cobrand lending products, which tend to have higher write-off rates.

Provisions for losses was relatively flat in 2016 compared to 2015. Card Member loans provision increased $16 million primarily driven by higher loan balances, increased net write-offs and a slight increase in delinquencies, partially offset by the impact of the HFS portfolios as 2016 did not reflect the associated credit costs.

Refer to Table 10 for the charge card and lending write-off rates for 2017, 2016 and 2015.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses increased in 2017 compared to 2016, reflecting higher Card Member rewards and Card Member services and other expenses, partially offset by lower marketing and promotion expenses. Card Member rewards expense increased $218 million, primarily driven by enhancements to Platinum rewards and increased spending volumes, partially offset by Costco-related expenses in the prior year. Card Member services and other expense increased $173 million driven by higher usage of travel-related benefits and enhanced Platinum card benefits. Marketing and promotion expenses decreased $112 million due to lower spending on growth initiatives.
Salaries and employee benefits and other operating expense increased in 2017 compared to 2016, primarily reflecting the gains on the sales of the HFS portfolios in the prior year, which were recognized as an expense reduction in other expenses, partially offset by lower technology and other servicing-related costs in the current year and restructuring charges in the prior year.
Total expenses decreased in 2016 compared to 2015, primarily driven by lower salaries and employee benefits and other operating expenses, largely reflecting the gains on the sales of the HFS portfolios as previously mentioned.

Income tax provision decreased in 2017 compared to 2016, primarily reflecting the impact of recurring permanent tax benefits on the lower level of pretax income.

TABLE 10: USCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Card billed business (billions)	$337.0	$345.3	$370.1	(2)%	(7)%
Charge card billed business as a % of total	36.4%	34.7%	32.4%
Total cards-in-force	34.9	32.7	40.7	7	(20)
Basic cards-in-force	25.0	23.3	28.6	7	(19)
Average basic Card Member spending (dollars)	$13,950	$13,447	$13,441	4	―
Total segment assets (billions)	$94.2	$87.4	$92.7	8	(6)
Card Member loans:(a)
Total loans (billions)	$53.7	$48.8	$43.5	10	12
Average loans (billions)	$48.9	$44.4	$51.1	10%	(13)%
Net write-off rate — principal only (b)	1.8%	1.5%	1.4%
Net write-off rate — principal, interest and fees (b)	2.1%	1.8%	1.6%
30+ days past due loans as a % of total	1.3%	1.1%	1.0%
Calculation of Net Interest Yield on Average Card Member loans:
Net interest income	$5,013	$4,546	$4,710
Exclude:
Interest expense not attributable to our Card Member loan portfolio (c)	120	80	72
Interest income not attributable to our Card Member loan portfolio (d)	(101)	(24)	(15)
Adjusted net interest income (e)	$5,032	$4,602	$4,767
Average Card Member loans including HFS loan portfolios (billions)(f)	$48.9	$49.4	$52.1
Net interest income divided by average Card Member loans	10.3%	9.2%	9.0%
Net interest yield on average Card Member loans (e)	10.3%	9.3%	9.2%
Card Member receivables:(a)
Total receivables (billions)	$13.1	$12.3	$11.8	7%	4%
Net write-off rate — principal only (b)	1.3%	1.4%	1.6%
Net write-off rate — principal and fees (b)	1.4%	1.6%	1.8%
30+ days past due as a % of total	1.1%	1.2%	1.4%

(a)	Refer to Table 7 footnote (a).

(b)	Refer to Table 7 footnote (e).
(c)	Refer to Table 8 footnote (a).
(d)	Refer to Table 8 footnote (b).
(e)	Refer to Table 8 footnote (c).
(f)	Refer to Table 8 footnote (d).

INTERNATIONAL CONSUMER AND NETWORK SERVICES

TABLE 11: ICNS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues
Non-interest revenues	$5,052	$4,785	$4,627	$267	6%	$158	3%
Interest income	1,029	922	945	107	12	(23)	(2)
Interest expense	251	219	235	32	15	(16)	(7)
Net interest income	778	703	710	75	11	(7)	(1)
Total revenues net of interest expense	5,830	5,488	5,337	342	6	151	3
Provisions for losses	367	325	300	42	13	25	8
Total revenues net of interest expense after provisions for losses	5,463	5,163	5,037	300	6	126	3
Expenses
Marketing, promotion, rewards, Card Member services and other	2,341	2,177	1,980	164	8	197	10
Salaries and employee benefits and other operating expenses	2,029	2,168	2,153	(139)	(6)	15	1
Total expenses	4,370	4,345	4,133	25	1	212	5
Pretax segment income	1,093	818	904	275	34	(86)	(10)
Income tax provision	181	163	220	18	11	(57)	(26)
Segment income	$912	$655	$684	$257	39%	$(29)	(4)%
Effective tax rate	16.6%	19.9%	24.3%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services outside the United States.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues increased in 2017 compared to 2016, primarily driven by higher discount revenue due to an increase in both proprietary and non-proprietary (i.e., GNS) billed business, as well as higher net card fees, partially offset by a prior-year contractual payment from a GNS partner. Total billed business increased in 2017 compared to 2016, reflecting higher average proprietary spend per card. Refer to Tables 6 and 12 for additional information on billed business.
Net interest income increased in 2017 compared to 2016, primarily driven by an increase in interest income, reflecting higher average loan balances and higher yields, partially offset by an increase in interest expense driven by higher average debt.
Total revenues net of interest expense increased in 2016 compared to 2015, primarily driven by higher discount revenue due to an increase in both proprietary and non-proprietary billed business, a contractual payment from a GNS partner, as previously mentioned, and higher net card fees.

PROVISIONS FOR LOSSES

Provisions for losses increased in 2017 compared to 2016, due to strong growth in both Card Member receivables and loans, as well as a slight increase in net write-off rates.
Provisions for losses increased in 2016 compared to 2015, driven primarily by higher net write-off rates. Refer to Table 12 for Card Member loans and receivables write-off rates for 2017, 2016 and 2015.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses increased in 2017 compared to 2016, primarily driven by higher Card Member rewards expense due to higher spending volumes, partially offset by lower marketing and promotion expenses in part due to lower spending on growth initiatives.
Salaries and employee benefits and other operating expense decreased in 2017 compared to 2016, primarily driven by lower salaries and employee benefits costs, and restructuring charges in the prior year.
Total expenses increased in 2016 compared to 2015, primarily driven by higher levels of spending on growth initiatives.
Income tax provision increased in 2017 compared to 2016 and decreased in 2016 compared to 2015. The effective tax rate in all periods reflects the impact of recurring permanent tax benefits both in relation to the segment's ongoing funding activities outside the United States, which is allocated to ICNS under our internal tax allocation process, and on varying levels of pretax income. In addition, the effective tax rates for all periods reflect the allocated share of tax benefits related to the resolution of certain prior-years’ items.

TABLE 12: ICNS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Card billed business (billions)
Proprietary	$119.7	$105.9	$102.1	13%	4%
GNS	184.6	173.7	164.4	6	6
Total	$304.3	$279.6	$266.5	9	5
Total cards-in-force
Proprietary	15.7	15.0	14.6	5	3
GNS	48.2	48.6	47.4	(1)	3
Total	63.9	63.6	62.0	―	3
Proprietary basic cards-in-force	10.8	10.3	9.9	5	4
Average proprietary basic Card Member spending (dollars)	$11,225	$10,386	$10,308	8	1
Total segment assets (billions)	$38.9	$35.7	$35.1	9	2
Card Member loans:(a)
Total loans (billions)	$8.7	$7.0	$7.1	24	(1)
Average loans (billions)	$7.4	$6.8	$7.0	9%	(3)%
Net write-off rate ― principal only (b)	2.1%	2.0%	1.9%
Net write-off rate ― principal, interest and fees (b)	2.5%	2.5%	2.4%
30+ days past due loans as a % of total	1.4%	1.6%	1.6%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$778	$703	$710
Exclude:
Interest expense not attributable to our Card Member loan portfolio(c)	61	44	56
Interest income not attributable to our Card Member loan portfolio(d)	(13)	(7)	(18)
Adjusted net interest income (e)	$826	$740	$748
Average Card Member loans (billions)	$7.4	$6.8	$7.0
Net interest income divided by average Card Member loans	10.5%	10.3%	10.1%
Net interest yield on average Card Member loans (e)	11.1%	10.9%	10.6%
Card Member receivables:(a)
Total receivables (billions)	$7.8	$6.0	$5.6	30%	7%
Net write-off rate ― principal only (b)	2.0%	2.0%	2.1%
Net write-off rate ― principal and fees (b)	2.1%	2.2%	2.3%
30+ days past due as a % of total	1.3%	1.3%	1.5%
(a)	Refer to Table 7 footnote (a).
(b)	Refer to Table 7 footnote (e).
(c)	Refer to Table 8 footnote (a).
(d)	Refer to Table 8 footnote (b).
(e)	Refer to Table 8 footnote (c).

GLOBAL COMMERCIAL SERVICES

TABLE 13: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues
Non-interest revenues	$9,463	$9,007	$8,930	$456	5%	$77	1%
Interest income	1,361	1,209	1,175	152	13	34	3
Interest expense	540	401	365	139	35	36	10
Net interest income	821	808	810	13	2	(2)	―
Total revenues net of interest expense	10,284	9,815	9,740	469	5	75	1
Provisions for losses	744	604	588	140	23	16	3
Total revenues net of interest expense after provisions for losses	9,540	9,211	9,152	329	4	59	1
Expenses
Marketing, promotion, rewards, Card Member services and other	3,724	3,398	3,142	326	10	256	8
Salaries and employee benefits and other operating expenses	2,817	2,868	2,846	(51)	(2)	22	1
Total expenses	6,541	6,266	5,988	275	4	278	5
Pretax segment income	2,999	2,945	3,164	54	2	(219)	(7)
Income tax provision	972	1,036	1,142	(64)	(6)	(106)	(9)
Segment income	$2,027	$1,909	$2,022	$118	6%	$(113)	(6)%
Effective tax rate	32.4%	35.2%	36.1%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues increased in 2017 compared to 2016, primarily driven by higher discount revenue due to increases in billed business, partially offset by increased contra-discount revenue driven by higher client incentives due to higher volumes. The increase in non-interest revenues was also driven by higher net card fees and higher other fees and commissions, primarily due to growth in the U.S. small business Platinum portfolio and higher delinquency fees, respectively.
Net interest income increased in 2017 compared to 2016, primarily driven by an increase in average Card Member loans and higher yields, partially offset by higher interest expense, reflecting an increase in the cost of funds.
Total revenues net of interest expense were relatively flat in 2016 compared to 2015, reflecting lower Costco-related revenues.

PROVISIONS FOR LOSSES

Provisions for losses increased in both periods. The increase in 2017 compared to 2016 was primarily due to growth in both Card Member receivables and loans, as well as increases in net write-off and delinquency rates, all of which were partially offset by improving credit performance in the commercial financing portfolio. The increase in 2016 compared to 2015 was primarily driven by growth in the commercial financing portfolio, resulting in higher net write-offs.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses increased in 2017 compared to 2016, primarily driven by higher Card Member rewards expenses, which increased $420 million, partially offset by lower marketing and promotion expenses as a result of reduced levels of spending on growth initiatives. The higher Card Member rewards expenses were primarily driven by enhancements to Platinum rewards and higher spending volumes, partially offset by Costco-related expenses in the prior year.

Salaries and employee benefits and other operating expense decreased in 2017 compared to 2016, primarily driven by lower technology and other servicing-related costs in the current year and the prior-year HFS valuation allowance adjustment and restructuring charges, all of which were partially offset by the prior-year gains on the sales of the HFS portfolios.

Total expenses increased in 2016 compared to 2015, primarily driven by increased marketing and promotion expense as a result of higher levels of spending on growth initiatives, higher Card Member rewards expenses resulting from higher spending volumes and the gains on the sales of the HFS portfolios, partially offset by lower Costco-related rewards expenses and restructuring charges.

Income tax provision decreased in 2017 compared to 2016, primarily reflecting the geographic mix of business and the allocated share of tax benefits related to the realization of certain foreign tax credits.

TABLE 14: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Card billed business (billions)	$438.1	$408.0	$398.6	7%	2%
Total cards-in-force	14.0	13.6	15.1	3	(10)
Basic cards-in-force	14.0	13.6	15.1	3	(10)
Average basic Card Member spending (dollars)	$31,729	$28,515	$26,860	11	6
Total segment assets (billions)	$52.6	$46.5	$45.1	13	3
Card Member loans (billions)	$11.1	$9.5	$8.0	17	19
Card Member receivables (billions)	$33.1	$29.0	$26.7	14	9
Card Member loans:(a)
Total loans - GSBS (billions)	$11.0	$9.5	$8.0	16	19
Average loans - GSBS (billions)	$10.3	$8.6	$9.7	20%	(11)%
Net write-off rate (principal only) - GSBS(b)	1.6%	1.4%	1.3%
Net write-off rate (principal, interest and fees) - GSBS(b)	1.9%	1.7%	1.5%
30+ days past due as a % of total - GSBS	1.2%	1.1%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$821	$809	$810
Exclude:
Interest expense not attributable to our Card Member loan portfolio(c)	409	312	286
Interest income not attributable to our Card Member loan portfolio (d)	(113)	(111)	(94)
Adjusted net interest income(e)	$1,117	$1,010	$1,002
Average Card Member loans including HFS loan portfolios (billions)(f)	$10.3	$9.7	$9.9
Net interest income divided by average Card Member loans	8.0%	8.3%	8.2%
Net interest yield on average Card Member loans(e)	10.8%	10.4%	10.1%
Card Member receivables:(a)
Total receivables - GCP (billions)	$17.0	$14.8	$13.8	15%	7%
90 days past billing as a % of total - GCP(g)	0.9%	0.9%	0.9%
Net loss ratio (as a % of charge volume) - GCP	0.10%	0.09%	0.09%
Total receivables - GSBS (billions)	$16.1	$14.3	$12.9	13%	11%
Net write-off rate (principal only) - GSBS(b)	1.6%	1.5%	1.8%
Net write-off rate (principal, interest and fees) - GSBS(b)	1.8%	1.7%	2.1%
30+ days past due as a % of total - GSBS	1.6%	1.6%	1.7%
(a)	Refer to Table 7 footnote (a).
(b)	Refer to Table 7 footnote (e).
(c)	Refer to Table 8 footnote (a).
(d)	Refer to Table 8 footnote (b).
(e)	Refer to Table 8 footnote (c).
(f)	Refer to Table 8 footnote (d).
(g)
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

GLOBAL MERCHANT SERVICES

TABLE 15: GMS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues
Non-interest revenues	$4,333	$4,235	$4,471	$98	2%	$(236)	(5)%
Interest income	1	1	1	―	―	―	―
Interest expense	(262)	(237)	(211)	(25)	11	(26)	12
Net interest income	263	238	212	25	11	26	12
Total revenues net of interest expense	4,596	4,473	4,683	123	3	(210)	(4)
Provisions for losses	15	25	31	(10)	(40)	(6)	(19)
Total revenues net of interest expense after provisions for losses	4,581	4,448	4,652	133	3	(204)	(4)
Expenses
Marketing, promotion, rewards, Card Member services and other	182	232	294	(50)	(22)	(62)	(21)
Salaries and employee benefits and other operating expenses	2,010	1,921	1,977	89	5	(56)	(3)
Total expenses	2,192	2,153	2,271	39	2	(118)	(5)
Pretax segment income	2,389	2,295	2,381	94	4	(86)	(4)
Income tax provision	815	837	882	(22)	(3)	(45)	(5)
Segment income	$1,574	$1,458	$1,499	$116	8%	$(41)	(3)%
Effective tax rate	34.1%	36.5%	37.0%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMS also operates loyalty coalition businesses in certain countries around the world.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased in 2017 compared to 2016, primarily driven by an increase in discount revenue, which reflected growth in billed business, and an increase in loyalty coalition revenues, partially offset by Costco-related revenues in the prior year.

Net interest income increased in 2017 compared to 2016, reflecting a higher interest expense credit relating to internal transfer pricing and funding rates, which resulted in a net benefit for GMS due to its merchant payables.
Total revenues net of interest expense decreased in 2016 compared to 2015, primarily due to a decrease in non-interest revenues as a result of lower Costco-related revenues.

PROVISIONS FOR LOSSES

Provisions for losses decreased in both periods of comparison, primarily driven by lower net write-offs.

EXPENSES

Marketing, promotion, rewards, Card Member services and other expenses decreased in 2017 compared to 2016, reflecting lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expense increased in 2017 compared to 2016, primarily driven by charges related to the U.S. loyalty coalition business, partially offset by a benefit from a change in the liability related to non-delivery of goods and services by merchants and continued growth of the OptBlue program, which does not entail merchant acquirer payments.
Total expenses decreased in 2016 compared to 2015, primarily driven by lower marketing and promotion expenses and lower operating expenses driven by the growth of the OptBlue program as described above.
Income tax provision decreased in 2017 compared to 2016, primarily reflecting the allocated share of tax benefits related to the realization of certain foreign tax credits.

TABLE 16: GMS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loyalty Coalition revenue	$453	$410	$378	10%	8%
Average discount rate	2.43%	2.45%	2.46%
Total segment assets (billions)	$29.0	$24.3	$23.5	19%	3%

CORPORATE & OTHER

Corporate functions and certain other businesses, including our Prepaid Services business, are included in Corporate & Other.

Corporate & Other net expense was $3.7 billion, $1.1 billion and $1.4 billion in 2017, 2016 and 2015, respectively. The increase in 2017 compared to 2016 was primarily driven by the previously-mentioned Tax Act charge, partially offset by higher restructuring charges in the prior year. The decrease in 2016 compared to 2015 was primarily driven by impairment charges in 2015 and higher income from our Prepaid Services business in 2016, all partially offset by restructuring charges in 2016 and a benefit in 2015 from the reassessment of the functional currency of certain UK legal entities and other FX-related activity.

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

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank), as of December 31, 2017.
TABLE 17: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Basel III Standards 2017(a)	Ratios as of December 31, 2017
Risk-Based Capital
Common Equity Tier 1	5.8%
American Express Company		9.0%
American Express Centurion Bank		12.7
American Express Bank, FSB		12.9
Tier 1	7.3
American Express Company		10.1
American Express Centurion Bank		12.7
American Express Bank, FSB		12.9
Total	9.3
American Express Company		11.8
American Express Centurion Bank		14.0
American Express Bank, FSB		14.2
Tier 1 Leverage	4.0
American Express Company		8.6
American Express Centurion Bank		10.2
American Express Bank, FSB		11.7
Supplementary Leverage Ratio (b)	3.0%
American Express Company		7.4
American Express Centurion Bank		8.1
American Express Bank, FSB		9.7%
(a)	Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2017 for advanced approaches institutions.
(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent is effective January 1, 2018.

TABLE 18: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS
American Express Company ($ in Billions)	December 31, 2017
Risk-Based Capital
Common Equity Tier 1	$13.2
Tier 1 Capital	14.7
Tier 2 Capital(a)	2.4
Total Capital	17.1

Risk-Weighted Assets	145.9
Average Total Assets to calculate the Tier 1 Leverage Ratio	171.2
Total Leverage Exposure to calculate SLR	$198.8
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
Due to the Tax Act impact of $2.6 billion, we reported a net loss in the fourth quarter. The net loss, combined with growth in the balance sheet and continued capital return in the quarter, resulted in a decline in our Common Equity Tier 1 Risk-Based Capital ratio to 9.0 percent, which is below the level we had projected in the 2017 CCAR process. As a result, we have suspended our share repurchase program for the first half of 2018 in order to rebuild our capital levels.
Our primary source of equity capital has been the generation of net income. Capital generated through net income and other sources, such as the exercise of stock options by employees, is used to maintain a strong balance sheet, support asset growth and engage in acquisitions, with excess available for distribution to shareholders through dividends and share repurchases. We currently expect that the portion of generated capital we allocate to support asset  growth will be greater going forward than it has been historically due to projected asset growth.

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
FULLY PHASED-IN BASEL III
Basel III, when fully phased in, will require bank holding companies and their bank subsidiaries to maintain more capital than prior requirements, with a greater emphasis on common equity. The following table presents our estimates for our regulatory risk-based capital ratios and leverage ratios had Basel III been fully phased in as of December 31, 2017. These ratios are calculated using the standardized approach for determining risk-weighted assets. As noted previously, we are currently taking steps toward Basel III advanced approaches implementation in the United States. We believe the presentation of these ratios is helpful to investors by showing the impact of future regulatory capital standards on our capital and leverage ratios.
TABLE 19: ESTIMATED FULLY PHASED-IN BASEL III CAPITAL AND LEVERAGE RATIOS
($ in Billions)	December 31, 2017
Estimated Common Equity Tier 1 Ratio under Fully Phased-In Basel III(a)	8.8%
Estimated Tier 1 Capital Ratio under Fully Phased-In Basel III (a)	9.9

Estimated Tier 1 Leverage Ratio under Fully Phased-In Basel III(b)	8.5
Estimated Supplementary Leverage Ratio under Fully Phased-In Basel III (b)	7.3%

Estimated Risk-Weighted Assets under Fully Phased-In Basel III(c)	$146.7
Estimated Average Total Assets to calculate the Tier 1 Leverage Ratio(b)	171.0
Estimated Total Leverage Exposure to calculate SLR under Fully Phased-In Basel III (d)	$198.7
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

(b)
The Fully Phased-in Basel III Tier 1 and SLRs, non-GAAP measures, are calculated by dividing Fully Phased-in Basel III Tier 1 capital by our average total assets and Fully Phased-in total leverage exposure for SLR purposes under Fully Phased-in Basel III, respectively.

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

The following table presents a comparison of our CET1 and Tier 1 risk-based capital under Transitional Basel III rules to our estimated CET1 and Tier 1 risk-based capital under Fully Phased-in Basel III rules as of December 31, 2017.
TABLE 20: TRANSITIONAL BASEL III VERSUS FULLY PHASED-IN BASEL III
(Billions)	CET1	Tier 1
Risk-Based Capital under Transitional Basel III	$13.2	$14.7
Adjustments related to:
AOCI	(0.1)	(0.1)
Transition provisions for intangible assets	(0.2)	(0.2)
Estimated CET1 and Tier 1 Risk-Based Capital under Fully Phased-in Basel III	$12.9	$14.4

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
Fully Phased-in Basel III SLR — Calculated by dividing Fully Phased-in Basel III Tier 1 capital by our Fully Phased-in total leverage exposure for SLR purposes under Fully Phased-in Basel III.
SHARE REPURCHASES AND DIVIDENDS

We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and more than offset the issuance of new shares as part of employee compensation plans.
During the year ended December 31, 2017, we returned $5.5 billion to our shareholders in the form of common stock dividends of $1.2 billion and share repurchases of $4.3 billion. We repurchased 50 million common shares at an average price of $85.56 in 2017. These dividend and share repurchase amounts collectively represent approximately 190 percent of total capital generated during the year.
As previously mentioned, we decided to suspend our share buyback program for the first half of 2018 in order to rebuild our capital levels and ratios. We intend to continue our quarterly dividends during the first half of 2018 at the current level. Authorization for share repurchases beginning in the second half of 2018 must be submitted as part of our capital plan within the CCAR 2018 process.
In addition, during the year ended December 31, 2017, we had $750 million of non-cumulative perpetual preferred shares (the Series B Preferred Shares) and $850 million of non-cumulative perpetual preferred shares (the Series C Preferred Shares) outstanding. Dividends declared and paid on Series B and Series C Preferred Shares during 2017 were $39 million and $42 million, respectively. For additional information on our preferred shares, refer to Note 17 “Common and Preferred Shares” and Note 22 “Earnings per Common Share (EPS); Preferred Shares” to the “Consolidated Financial Statements.”
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
Our proprietary card businesses are the primary asset-generating businesses, with significant assets in both domestic and international Card Member lending and receivable activities. Our financing needs are in large part a consequence of our proprietary card-issuing businesses, and the maintenance of a liquidity position to support all of our business activities, such as merchant payments. We generally pay merchants for card transactions prior to reimbursement by Card Members and therefore fund the merchant payments during the period Card Member loans and receivables are outstanding. We also have additional financing needs associated with general corporate purposes.

FUNDING PROGRAMS AND ACTIVITIES

We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debentures, asset securitizations, borrowings through secured borrowing facilities and a long-term committed bank borrowing facility.

We had the following consolidated debt and customer deposits outstanding as of December 31:

TABLE 21: SUMMARY OF CONSOLIDATED DEBT AND CUSTOMER DEPOSITS

(Billions)	2017	2016
Short-term borrowings	$3.3	$5.6
Long-term debt	55.8	47.0
Total debt	59.1	52.6
Customer deposits	64.5	53.0
Total debt and customer deposits	$123.6	$105.6

Our funding plan for the full year 2018 includes, among other sources, approximately $6 billion to $13 billion of unsecured term debt issuance and approximately $5 billion to $12 billion of secured term debt issuance. Our funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.
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

TABLE 22: UNSECURED DEBT RATINGS

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Stable
Fitch	All rated entities	F1	A	Stable
Moody’s	TRS and rated operating subsidiaries(a)	Prime 1	A2	Stable
Moody's	American Express Company	Prime 2	A3	Stable
S&P	TRS(a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
(a)	American Express Travel Related Services Company, Inc.
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
SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to meet working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. As of December 31, 2017, we had $1.2 billion in commercial paper outstanding and we had an average of $1.1 billion in commercial paper outstanding during 2017. Refer to Note 9 to the “Consolidated Financial Statements” for a further description of these borrowings.
DEPOSIT PROGRAMS
We offer deposits within our Centurion Bank and American Express Bank subsidiaries. These funds are currently insured up to $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on the capital levels of Centurion Bank and American Express Bank. We, through American Express Bank, have a direct retail deposit program, Personal Savings from American Express, which is our primary deposit product channel. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers. We also source deposits through third-party distribution channels as needed to meet our overall funding objectives. As of December 31, 2017 we had $64.5 billion in customer deposits. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these deposits.
LONG-TERM DEBT PROGRAMS
As of December 31, 2017  we had $55.8 billion in long-term debt outstanding. During 2017, we and our subsidiaries issued $24.5 billion of unsecured debt and asset-backed securities with maturities ranging from 2 to 10 years. Refer to Note 9 to the “Consolidated Financial Statements” for a further description of these borrowings.

ASSET SECURITIZATION PROGRAMS

We periodically securitize Card Member loans and receivables arising from our card business, as the securitization market provides us with cost-effective funding. Securitization of Card Member loans and receivables is accomplished through the transfer of those assets to a trust, which in turn issues securities collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to us, through our wholly-owned subsidiaries, as consideration for the transferred assets. Refer to Note 6 to the “Consolidated Financial Statements” for a further description of these borrowings.

Our 2017 long-term debt and asset securitization issuances were as follows:

TABLE 23: DEBT ISSUANCES

(Billions)	2017
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon of 2.58%)	$5.0
Floating Rate Senior Notes (3-month LIBOR plus 45 basis points)	0.9
American Express Credit Corporation:
Fixed Rate Senior Notes (weighted-average coupon of 2.56%)	7.3
Floating Rate Senior Notes (3-month LIBOR plus 45 basis points)	1.2
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 1.90%)	8.1
Fixed Rate Class B Certificates (weighted-average coupon of 2.21%)	0.2
Floating Rate Class A Certificates (1-month LIBOR plus 33 basis points)	1.8
Floating Rate Class B Certificates (1-month LIBOR plus 41 basis points)	-
Total	$24.5

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
The liquidity risks that we are exposed to could arise from a wide variety of scenarios. Our liquidity management strategy thus includes a number of elements, including, but not limited to:
•	Maintaining diversified funding sources (refer to the “Funding Strategy” section for more details);
•	Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;
•	Projecting cash inflows and outflows under a variety of economic and market scenarios;
•	Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; and
•	Incorporating liquidity risk management as appropriate into our capital adequacy framework.
We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, committed bank credit facilities and asset securitization conduit facilities.  Through our U.S. bank subsidiaries, Centurion Bank and American Express Bank, we also hold collateral eligible for use at the Federal Reserve’s discount window.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act and other various regulatory liquidity requirements, such as the Liquidity Coverage Ratio (LCR), as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. The LCR rule prescribes cash flow assumptions over a 30-day period and establishes qualifying criteria for high-quality liquid assets. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements.

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
Securitized Borrowing Capacity

As of December 31, 2017, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2017, $3.0 billion was drawn on the Charge Trust facility, which was subsequently repaid on January 16, 2018. No amounts were drawn on the Lending Trust facility.

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
We had approximately $68.0 billion as of December 31, 2017 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility

In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of December 31, 2017 of $3.5 billion, which expires on October 16, 2020. The availability of this credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a certain ratio of combined earnings and fixed charges to fixed charges. As of December 31, 2017, we were in compliance with each of our covenants. As of December 31, 2017, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance our contingent funding resources.
Our committed bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on our credit rating.
CASH FLOWS

The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.

TABLE 24: CASH FLOWS

(Billions)	2017	2016	2015
Total cash provided by (used in):
Operating activities	$13.5	$8.3	$10.7
Investing activities	(18.2)	1.9	(8.2)
Financing activities	12.2	(7.6)	(1.8)
Effect of foreign currency exchange rates on cash and cash equivalents	0.2	(0.2)	(0.2)
Net increase in cash and cash equivalents	$7.7	$2.4	$0.5

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

The increase in net cash provided by operating activities in the current period was driven by net income adjusted for non-cash items, including changes in provisions for losses, depreciation and amortization, deferred taxes and stock-based compensation, and changes in operating assets and liabilities, primarily accounts payable and other liabilities as a result of normal business operations.
Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member loans and receivables as well as changes in our available-for-sale investment securities portfolio.

The increase in net cash used in investing activities in the current period primarily reflects growth in Card Member loans and receivables as well as the sales of the HFS portfolios in the prior period.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt, short-term borrowings and customer deposits as well as our regular common share dividend and share repurchase program.

The increase in net cash provided by financing activities in the current period was primarily driven by an increase in customer deposits during the current period, versus a decrease in the prior period, and a net increase in long-term debt during the current period, versus a net decrease in the prior period.

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

TABLE 25: COMMITTED FUTURE OBLIGATIONS BY YEAR

	Payments due by year(a)

(Millions)	2018	2019-2020	2021-2022	2023 and thereafter	Total
Long-term debt	$11,934	$28,926	$10,527	$5,535	$56,922
Interest payments on long-term debt(b)	1,195	1,532	691	1,545	4,963
Certificates of deposit	5,256	8,278	3,460	―	16,994
Other long-term liabilities(c) (d)	340	112	13	21	486
Operating lease obligations	131	222	129	831	1,313
Purchase obligations(e)	454	294	141	7	896
Deemed repatriation tax(f)	8	286	268	1,141	1,703
Total	$19,318	$39,650	$15,229	$9,080	$83,277
(a)
The table above excludes approximately $0.8 billion of tax liabilities related to the uncertainty in income taxes as inherent complexities and the number of tax years currently open for examination in multiple jurisdictions do not permit reasonable estimates of payments, if any, to be made over a range of years. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

(b)
Estimated interest payments were calculated using the effective interest rates as of December 31, 2017, and includes the effect of existing interest rate swaps. Actual cash flows may differ from estimated payments.

(c)
As of December 31, 2017, there were no minimum required contributions, and no contributions are currently planned, for the U.S. American Express Retirement Plan. For the U.S. American Express Retirement Restoration Plan and non-U.S. defined benefit pension and postretirement benefit plans, contributions in 2017 are anticipated to be approximately $48 million, and this amount has been included within other long-term liabilities. Remaining obligations under defined benefit pension and postretirement benefit plans aggregating $578 million have not been included in the table above as the timing of such obligations is not determinable. Additionally, other long-term liabilities do not include $7.8 billion of Membership Rewards liabilities, which are not considered long-term liabilities as Card Members in good standing can redeem points immediately, without restrictions, and because the timing of point redemption is not determinable.

(d)
As of December 31, 2017, we had committed to provide funding related to certain tax credit investments resulting in a $373 million unfunded commitment included in other long-term liabilities. In addition to this amount, there was a further $66 million of contractual off-balance sheet obligations that have not been included in the table above as the timing of such obligations is not determinable. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.

(e)
The purchase obligation amounts represent either the early termination fees or non-cancelable minimum contractual obligations, as applicable, by period under contracts that were in effect as of December 31, 2017.

(f)
Represents our estimated obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years, which has been calculated on a provisional basis. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

In addition to the contractual obligations noted in Table 25, as of December 31, 2017, we had $5.6 billion in commitments related to agreements with certain cobrand partners under which we make payments based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained, all of which we expect will fully satisfy these commitments. Such cobrand agreements generally range from five to eight years.
We also have off-balance sheet arrangements that include guarantees, indemnifications and certain other off-balance sheet arrangements.

GUARANTEES

As of December 31, 2017, we had guarantees and indemnifications totaling approximately $1 billion related primarily to real estate and business dispositions in the ordinary course of business. Refer to Note 16 to the “Consolidated Financial Statements” for further discussion regarding our guarantees.

CERTAIN OTHER OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we had approximately $273 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection plans that cover losses associated with purchased products. The maximum potential liability related to these plans is the portion of annual billed business for which timely and valid disputes may be raised under applicable law and relevant customer agreements. However, based on historical experience, we believe that this total amount is not representative of our actual potential loss exposure. The actual amount of the potential exposure cannot be quantified as the billed business volumes which may include or result in claims under these plans are not sufficiently estimable. Losses related to these protection plans were immaterial for the years ended December 31, 2017, 2016 and 2015.
To mitigate counterparty credit risk related to derivatives, we accepted non-cash collateral in the form of security interests in U.S. Treasury securities from our derivatives counterparties with a fair value of $18 million as of December 31, 2016, none of which was sold or repledged. There was no non-cash collateral held as of December 31, 2017.
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
Risk management is overseen by our Board of Directors through three Board committees: the Risk Committee, the Audit and Compliance Committee, and the Compensation and Benefits Committee. Each committee consists entirely of independent directors and provides regular reports to the full Board regarding matters reviewed at their committee. The committees meet regularly in private sessions with our Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Audit Executive and other senior management with regard to our risk management processes, controls, talent and capabilities. The Board monitors the “tone at the top,” our risk culture, and oversees emerging and strategic risks.
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
The Audit and Compliance Committee provides oversight of our Internal Audit Group. The Audit and Compliance Committee reviews and concurs in the appointment, replacement, performance and compensation of our Chief Audit Executive and approves Internal Audit’s annual audit plan, charter, policies and budget. The Audit and Compliance Committee also receives regular updates on the audit plan’s status and results including significant reports issued by Internal Audit and the status of our corrective actions.
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
There are several internal management committees, including the Enterprise-wide Risk Management Committee (ERMC), chaired by our Chief Risk Officer. The ERMC is the highest-level management committee to oversee all firm-wide risks and is responsible for risk governance, risk oversight and risk appetite. It maintains the enterprise-wide risk appetite framework and monitors compliance with limits and escalations defined in it. The ERMC oversees implementation of risk policies company-wide. The ERMC reviews key risk exposures, trends and concentrations, significant compliance matters, and provides guidance on the steps to monitor, control and report major risks.

As defined in the ERM policy, we follow the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, our Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks.
Our Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.
In addition, the Asset Liability Committee, chaired by our Chief Financial Officer, is responsible for managing market, liquidity, asset/liability risk, capital and resolution planning.
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
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2017, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.
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

INFORMATION AND CYBER SECURITY
We have implemented an Information Security Program and Operating Model that is designed to protect the confidentiality, integrity and availability of information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction.
Our Information Security Program and Operating Model are based on the National Institute of Standards and Technology (NIST) Cybersecurity Common Standards Framework, which consist of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents.  The framework defines risks and associated controls which are embedded in our processes and technology.  Those controls are measured and monitored by a combination of subject matter experts and a security operations center with our integrated cyber detection, response and recovery capabilities.
Chaired by the Chief Information Security Officer, our Information Security Risk Management Committee, a sub-committee of the ORMC, provides governance for our information security risk management program. In addition, the committee is responsible for establishing cyber risk tolerances and in managing cyber crisis preparedness. The Information Security and Technology Oversight team provides independent challenge and assessment of the information, cyber security and technology risk management programs.
See “A significant operating disruption, a major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and significant legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards” under “Risk Factors” for additional information.

PRIVACY AND DATA GOVERNANCE
Our Privacy Framework and Operating Model follow a similar structure. Chaired by the Chief Privacy Officer, our Privacy Risk Management Committee, a sub-committee of the ORMC, provides oversight and governance for our privacy program. The committee is responsible for the governance over the collection, notice, use, sharing, transfer, confidentiality and retention of personal data.

Our Enterprise Data Governance Framework and Policy defines governance requirements for data used in critical processes.
COMPLIANCE RISK MANAGEMENT PROCESS
We define compliance risk as the risk of legal or reputational harm, fines, monetary penalties and payment of damages or other forms of sanction as a result of non-compliance with applicable laws, regulations, rules or standards of conduct.
We view our ability to effectively mitigate compliance risk as an important aspect of our business model. Our Global Compliance and Ethics organization is responsible for establishing and maintaining our corporate-wide Compliance Risk Management Program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed.
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
REPUTATIONAL RISK MANAGEMENT PROCESS

We define reputational risk as the risk that negative stakeholder reaction to our products, services, client and partner relationships, business activities and policies, management and workplace culture, or our response to unexpected events, could cause sustained, critical media coverage, a decline in revenue or investment, talent attrition, litigation, or government or regulatory scrutiny.
We view protecting our reputation for excellent customer service, trust, security and high integrity as core to our vision of providing the world’s best customer experience and fundamental to our long-term success.

Our business leaders are responsible for considering the reputational risk implications of business activities and strategies and ensuring the relevant subject matter experts are engaged as needed. The ERMC is responsible for ensuring reputational risk considerations are included in the scope of appropriate subordinate risk policies and committees and properly reflected in all decisions escalated to the ERMC.
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

Our Asset-Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management, including quantitative limits and escalation triggers. These policies are approved by the Risk Committee of the Board of Directors or Market Risk Management Committee.
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
We analyze a variety of interest rate scenarios to inform us of the potential impacts from interest rate changes on earnings and the value of assets, liabilities and the economic value of equity. Our interest rate exposure can vary over time as a result of, among other things, the proportion of our total funding provided by variable-and fixed-rate debt and deposits compared to our Card Member loans and receivables. Interest rate swaps are used from time to time to effectively convert debt issuances to (or from) variable-rate, from (or to) fixed-rate. We do not engage in derivative financial instruments for trading purposes other than with respect to our Foreign Exchange International Payments business activities. Refer to Note 14 to the “Consolidated Financial Statements” for further discussion of our derivative financial instruments.

As of December 31, 2017, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental effect on our annual net interest income of approximately $167 million. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from a rate increase is then measured by instantaneously increasing the anticipated future interest rates by 100 basis points. It is further assumed that our interest-rate sensitive assets and the majority of our liabilities that reprice within the twelve-month horizon generally reprice by 100 basis points. Our estimated repricing risk assumes that certain deposit liabilities reprice at a lower magnitude than benchmark rate movements consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
In addition to parallel rate changes, our net interest income is subject to changes in the relationship between market benchmark rates. For example, movements in Prime rate change the yield on a large portion of our variable-rate U.S. lending receivables and loans, while LIBOR rates determine the effective interest rate on a significant portion of our outstanding funding. Differences in the rate of change of these two benchmark indices, commonly referred to as basis risk, would thus impact our net interest income. The detrimental effect on our net interest income of a hypothetical 10 basis point decrease in the spread between Prime and one-month LIBOR over the next twelve months is estimated to be $33 million. We currently have approximately $44 billion of Prime-based, variable-rate U.S. lending receivables and loans and $33 billion of LIBOR-indexed debt, including asset securitizations. The replacement of LIBOR as a benchmark rate can have a further detrimental impact on our LIBOR-indexed debt if rates suddenly rise as new market activity transfers to other benchmark curves, such as the Secured Overnight Financing Rate.
Foreign exchange exposures arise in four principal ways: 1) Card Member spending in currencies that are not the billing currency, 2) cross-currency transactions and balances from our funding activities, 3) cross-currency investing activities, such as in the equity of foreign subsidiaries, and 4) revenues generated and expenses incurred in foreign currencies, which impact earnings.
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2017 and 2016, foreign currency derivative instruments with total notional amounts of approximately $30 billion and $28 billion were outstanding, respectively.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial impact to projected earnings as of December 31, 2017. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2017. With respect to earnings denominated in foreign currencies, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next twelve months would be approximately $198 million as of December 31, 2017.
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
As of December 31, 2017, a 10 percent increase in our estimate of losses inherent in the outstanding portfolio of Card Member loans and receivables, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $223 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent our expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.
LIABILITY FOR MEMBERSHIP REWARDS EXPENSE
The Membership Rewards program is our largest card-based rewards program. Card Members can earn points for purchases charged on their enrolled card products. A significant portion of our cards, by their terms, allow Card Members to earn bonus points for purchases at merchants in particular industry categories. Membership Rewards points are redeemable for a broad variety of rewards, including travel, shopping, gift cards, and covering eligible charges. Points typically do not expire, and there is no limit on the number of points a Card Member may earn. Membership Rewards expense is driven by charge volume on enrolled cards, customer participation in the program and contractual arrangements with redemption partners.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Marketing, promotion, rewards and Card Member services expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2017, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $103 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $98 million.

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
The fair value of our investment securities, including investments comprising defined benefit pension plan assets, are obtained primarily from third-party pricing services. The fair values provided by the pricing services are estimated using pricing models, where the inputs to those models are based on observable market inputs or recent trades of similar securities. We did not apply any adjustments to prices received from the pricing services used as of December 31, 2017 and 2016. For additional information on our investment securities, refer to Note 5 to the “Consolidated Financial Statements.”

Derivative Instruments

Our primary derivative instruments are interest rate swaps and foreign currency forward agreements.
The fair value of our derivative instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from actively quoted markets. For additional information on our derivatives and hedging activities, refer to Note 14 to the “Consolidated Financial Statements.”
In the measurement of fair value for our investment securities and derivative instruments, although the underlying inputs used in the pricing models are based on observable markets inputs, the pricing models do entail a certain amount of subjectivity, and therefore differing judgments in the underlying inputs, or how they are modeled, could result in a different estimate of fair value. While we rely on the third-party pricing model, we reaffirm our understanding of the valuation techniques at least annually and validate the valuation output on a quarterly basis.
GOODWILL RECOVERABILITY

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or when events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Our methodology for conducting this goodwill impairment testing contains both a qualitative and quantitative assessment.

We have the option to initially perform an assessment of qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other company and reporting unit-specific events. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the impairment evaluation using a more detailed quantitative assessment. We could also directly perform this quantitative assessment for any reporting unit, bypassing the qualitative assessment.

Our methodology for conducting the quantitative goodwill impairment testing is fundamentally based on the measurement of fair value for our reporting units, which inherently entails the use of significant management judgment. For valuation, we use a combination of the income approach (discounted cash flows) and market approach (market multiples) in estimating the fair value of our reporting units. When preparing discounted cash flow models under the income approach, we estimate future cash flows using the reporting unit’s internal multi-year forecast, and a terminal value calculated using a growth rate that we believe is appropriate in light of current and expected future economic conditions. To discount these cash flows we use our expected cost of equity, determined using a capital asset pricing model. When using the market method under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings, revenues) to our reporting units’ actual results. The judgment in estimating forecasted cash flows, discount rates and market comparables is significant, and imprecision could materially affect the fair value of our reporting units.

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
In particular, the Tax Act is complex and requires interpretation of certain provisions to estimate the impact on our income tax expense. The estimates are based on the information available and our current interpretation of the Tax Act, and may change due to changes in interpretations and assumptions we make and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, the Financial Accounting Standards Board or others regarding the Tax Act. Our accounting for the impacts of the Tax Act is provisional and actual income tax expense could differ from our estimates. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

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

OTHER MATTERS

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to the Recently Issued Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”

GLOSSARY OF SELECTED TERMINOLOGY

Adjusted net interest income — A non-GAAP measure that represents net interest income attributable to our Card Member loans and loans HFS (which includes, on a GAAP basis, interest that is deemed uncollectible), excluding the impact of interest expense and interest income not attributable to our Card Member loans. We believe adjusted net interest income is useful to investors because it represents the interest expense and interest income attributable to our Card Member loan portfolio and it is a component of net interest yield on average Card Member loans.
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
Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge Card Members generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Some charge card accounts have additional Pay Over Time feature(s) that allow revolving of certain charges.

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
Net interest yield on average Card Member loans — A non-GAAP measure that is computed by dividing adjusted net interest income by average Card Member loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provisions for losses, and are thus not included in the net interest yield calculation. We believe net interest yield on average Card Member loans is useful to investors because it provides a measure of profitability of our Card Member loan portfolio.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, the factors identified in the subsequent bullet; credit performance remaining consistent with current expectations; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, an increase in Card Member reimbursements, restructurings, impairments and changes in reserves; the ability to continue to realize benefits from restructuring actions and manage operating expense growth; the amount we spend on Card Member engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); a greater impact from certain cobrand agreements than expected, which could be affected by volumes and Card Member engagement; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, changes in interpretations and assumptions we have made and actions we may take as a result of the Tax Act, our geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes and reclassifications;

•
our ability to grow revenues net of interest expense and maintain billings momentum, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, continued growth of Card Member loans, a greater erosion of the average discount rate than expected, the strengthening of the U.S. dollar, more cautious spending by large and global corporate Card Members, the willingness of Card Members to pay higher card fees, lower spending on new cards acquired than estimated; and will depend on factors such as our success in addressing competitive pressures and implementing our strategies and business initiatives, including growing profitable spending from existing  and new Card Members, increasing penetration among middle market and small business clients, expanding our international footprint and increasing merchant acceptance;

•
changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept our cards, competition for cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion or rewards programs;

•
the erosion of the average discount rate by a greater amount than anticipated, including as a result of changes in the mix of spending by location and industry, merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), competition, pricing regulation (including regulation of competitors’ interchange rates in the European Union and elsewhere), a greater shift of existing merchants into the OptBlue program and other factors;

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

•
our ability to continue to grow loans faster than the industry, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk in a growing Card Member loan portfolio, and the behavior of Card Members and their actual spending and borrowing patterns, which in turn may be driven by our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;

•
our net interest yield on average Card Member loans not remaining consistent with current levels, which will be influenced by, among other things, interest rates, changes in consumer behavior that affect loan balances, such as paydown rates, Card Member acquisition strategy, product mix, cost of funds, credit actions, including line size and other adjustments to credit availability, potential pricing changes and deposit rates, which could be impacted by, among other things, changes in benchmark interest rates, competitive pressure and regulatory constraints;

•
rewards expense and cost of Card Member services growing inconsistently from expectations, which will depend in part on Card Member behavior as it relates to their spending patterns, including the level of spend in bonus categories, and the redemption of rewards and offers, as well as the degree of interest of Card Members in the value proposition we offer; increasing competition, which could result in greater rewards offerings; our ability to enhance card products and services to make them attractive to Card Members; and the amount we spend on the promotion of enhanced services and rewards categories and the success of such promotion;

•
the actual amount to be spent on Card Member engagement, which will be based in part on management’s assessment of competitive opportunities; overall business performance and changes in macroeconomic conditions; the actual amount of advertising and Card Member acquisition costs; our ability to continue to shift Card Member acquisition to digital channels; contractual obligations with business partners and other fixed costs and prior commitments; management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities; and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

•
our ability to manage operating expense growth, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; continuing to implement and achieve benefits from reengineering plans, which could be impacted by factors such as an inability to mitigate the operational and other risks posed by potential staff reductions and underestimating hiring and other employee needs; higher than expected employee levels; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater than expected inflation; the impact of accounting changes and reclassifications; and the level of M&A activity and related expenses;

•
our ability to satisfy our commitments to certain of our cobrand partners as part of the ongoing operations of the business, which will be impacted in part by competition, brand perceptions and reputation, and our ability to develop and market value propositions that appeal to current cobrand Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investment in marketing and promotion expenses, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;

•
changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as the pace at which we are able to rebuild our capital levels, including from earnings and a lower effective tax rate; the approval of our capital plans by our primary regulators; the amount we spend on acquisitions of companies; and our results of operations and economic environment in any given period;

•
implementation of legislation and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, state and foreign taxing authorities, the Financial Accounting Standards Board or others regarding the Tax Act, and any future changes or amendments to that legislation;

•
changes in global economic and business conditions, consumer and business spending, the availability and cost of capital, unemployment rates, geopolitical conditions, foreign currency rates and interest rates, all of which may significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations;

•
changes in capital and credit market conditions, including sovereign creditworthiness, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding or restrict our access to the capital markets;

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

•
our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions;

•
changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•
factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics, terrorism, cyber-attacks or fraud, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2017, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN EXPRESS COMPANY:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

New York, New York

February 16, 2018

We have served as the Company’s auditor since 2005.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions, except per share amounts)	2017	2016	2015
Revenues
Non-interest revenues
Discount revenue	$19,186	$18,680	$19,297
Net card fees	3,090	2,886	2,700
Other fees and commissions	3,022	2,753	2,866
Other	1,732	2,029	2,033
Total non-interest revenues	27,030	26,348	26,896
Interest income
Interest on loans	8,138	7,205	7,309
Interest and dividends on investment securities	89	131	157
Deposits with banks and other	326	139	79
Total interest income	8,553	7,475	7,545
Interest expense
Deposits	779	598	475
Long-term debt and other	1,333	1,106	1,148
Total interest expense	2,112	1,704	1,623
Net interest income	6,441	5,771	5,922
Total revenues net of interest expense	33,471	32,119	32,818
Provisions for losses
Charge card	795	696	737
Card Member loans	1,868	1,235	1,190
Other	96	95	61
Total provisions for losses	2,759	2,026	1,988
Total revenues net of interest expense after provisions for losses	30,712	30,093	30,830
Expenses
Marketing and promotion	3,217	3,650	3,109
Card Member rewards	7,608	6,793	6,996
Card Member services and other	1,439	1,133	1,018
Salaries and employee benefits	5,258	5,259	4,976
Other, net	5,776	5,162	6,793
Total expenses	23,298	21,997	22,892
Pretax income	7,414	8,096	7,938
Income tax provision	4,678	2,688	2,775
Net income	$2,736	$5,408	$5,163
Earnings per Common Share — (Note 22)(a)
Basic	$2.98	$5.67	$5.07
Diluted	$2.97	$5.65	$5.05
Average common shares outstanding for earnings per common share:
Basic	883	933	999
Diluted	886	935	1,003

(a)
Represents net income less (i) earnings allocated to participating share awards of $21 million, $43 million and $38 million for the years ended December 31, 2017, 2016 and 2015, respectively, and (ii) dividends on preferred shares of $81 million, $80 million and $62 million for the years ended December 31, 2017, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2017	2016	2015
Net income	$2,736	$5,408	$5,163
Other comprehensive income (loss):
Net unrealized securities losses, net of tax	(7)	(51)	(38)
Foreign currency translation adjustments, net of tax	301	(218)	(545)
Net unrealized pension and other postretirement benefits, net of tax	62	19	(32)
Other comprehensive income (loss):	356	(250)	(615)
Comprehensive income	$3,092	$5,158	$4,548

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2017	2016
Assets
Cash and cash equivalents
Cash and due from banks	$5,148	$3,278
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2017, $48; 2016, $115)	27,709	20,779
Short-term investment securities	70	1,151
Total cash and cash equivalents	32,927	25,208
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2017, $8,919; 2016, $8,874), less reserves: 2017, $521; 2016, $467	53,526	46,841
Other receivables, less reserves: 2017, $31; 2016, $45	3,163	3,232
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2017, $25,695; 2016, $26,129), less reserves: 2017, $1,706; 2016, $1,223	71,693	64,042
Other loans, less reserves: 2017, $80; 2016, $42	2,607	1,419
Investment securities	3,159	3,157
Premises and equipment, less accumulated depreciation and amortization: 2017, $5,455; 2016, $5,145	4,329	4,433
Other assets (includes restricted cash of consolidated variable interest entities: 2017, $62; 2016, $38)	9,755	10,561
Total assets	$181,159	$158,893
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$64,452	$53,042
Travelers Cheques and other prepaid products	2,593	2,812
Accounts payable	14,657	11,190
Short-term borrowings	3,278	5,581
Long-term debt (includes debt issued by consolidated variable interest entities: 2017, $18,560; 2016, $15,113)	55,804	46,990
Other liabilities	22,148	18,777
Total liabilities	$162,932	$138,392
Contingencies and Commitments (Note 13)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2017 and 2016 (Note 17)	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 859 million shares as of December 31, 2017 and 904 million shares as of December 31, 2016	172	181
Additional paid-in capital	12,210	12,733
Retained earnings	8,273	10,371
Accumulated other comprehensive loss
Net unrealized securities gains, net of tax of: 2017,$1; 2016, $5	―	7
Foreign currency translation adjustments, net of tax of: 2017, $(363); 2016, $24	(1,961)	(2,262)
Net unrealized pension and other postretirement benefits, net of tax of: 2017, $(179); 2016, $(186)	(467)	(529)
Total accumulated other comprehensive loss	(2,428)	(2,784)
Total shareholders’ equity	18,227	20,501
Total liabilities and shareholders’ equity	$181,159	$158,893

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2017		2016		2015
Cash Flows from Operating Activities
Net income		$2,736		$5,408	$5,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses		2,759		2,026	1,988
Depreciation and amortization		1,321		1,095	1,043
Deferred taxes and other		783		(1,132)	507
Stock-based compensation		282		254	234
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables		473		(281)	(714)
Other assets		(62)		192	2,058
Accounts payable and other liabilities		5,505		1,139	794
Travelers Cheques and other prepaid products		(257)		(410)	(367)
Net cash provided by operating activities		13,540		8,291	10,706
Cash Flows from Investing Activities
Sales of available-for-sale investment securities		2		88	12
Maturities and redemptions of available-for-sale investment securities		2,494		2,429	2,091
Sales of other investments		―		10	―
Purchase of investments		(2,612)		(2,162)	(1,713)
Net (increase) decrease in Card Member loans and receivables, including held for sale		(16,853)		3,220	(6,967)
Purchase of premises and equipment, net of sales: 2017, $1; 2016, $2; 2015, $42		(1,062)		(1,375)	(1,341)
Acquisitions/dispositions, net of cash acquired		(211)		(487)	(155)
Net (increase) decrease in restricted cash		(31)		145	(120)
Net cash (used in) provided by investing activities		(18,273)		1,868	(8,193)
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits		11,385		(1,935)	10,878
Net (decrease) increase in short-term borrowings		(2,300)		888	1,395
Proceeds from long-term borrowings		32,764		8,824	9,923
Payments of long-term borrowings		(24,082)		(9,848)	(19,246)
Issuance of American Express preferred shares		―		―	841
Issuance of American Express common shares		129		177	193
Repurchase of American Express common shares and other		(4,400)		(4,498)	(4,575)
Dividends paid		(1,251)		(1,207)	(1,172)
Net cash provided by (used in) financing activities		12,245		(7,599)	(1,763)
Effect of foreign currency exchange rates on cash and cash equivalents		207		(114)	(276)
Net increase in cash and cash equivalents		7,719		2,446	474
Cash and cash equivalents at beginning of year		25,208		22,762	22,288
Cash and cash equivalents at end of year		$32,927		$25,208	$22,762

Supplemental cash flow information
Non-cash investing activities
Transfer of Card Member loans and receivables, during the fourth quarter of 2015, to Card Member loans and receivables held for sale, net of reserves	$	―	$	―	$14,524

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares		Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2014	$20,673	$	―	$205	$12,874	$(1,919)	$9,513
Net income	5,163		―	―	―	―	5,163
Other comprehensive loss	(615)		―	―	―	(615)	―
Preferred shares issued	841		―	―	841	―	―
Repurchase of common shares	(4,509)		―	(12)	(714)	―	(3,783)
Other changes, primarily employee plans	310		―	1	347	―	(38)
Cash dividends declared preferred	(62)		―	―	―	―	(62)
Cash dividends declared common, $1.13 per share	(1,128)		―	―	―	―	(1,128)
Balances as of December 31, 2015	20,673		―	194	13,348	(2,534)	9,665
Net income	5,408		―	―	―	―	5,408
Other comprehensive loss	(250)		―	―	―	(250)	―
Repurchase of common shares	(4,421)		―	(14)	(924)	―	(3,483)
Other changes, primarily employee plans	308		―	1	309	―	(2)
Cash dividends declared preferred	(80)		―	―	―	―	(80)
Cash dividends declared common, $1.22 per share	(1,137)		―	―	―	―	(1,137)
Balances as of December 31, 2016	20,501		―	181	12,733	(2,784)	10,371
Net income	2,736		―	―	―	―	2,736
Other comprehensive gain	356		―	―	―	356	―
Repurchase of common shares	(4,314)		―	(10)	(742)	―	(3,562)
Other changes, primarily employee plans	212		―	1	219	―	(8)
Cash dividends declared preferred	(81)		―	―	―	―	(81)
Cash dividends declared common, $1.34 per share	(1,183)		―	―	―	―	(1,183)
Balances as of December 31, 2017	$18,227	$	―	$172	$12,210	$(2,428)	$8,273

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

Effective for the first quarter of 2016, the Company realigned its segment presentation to reflect the organizational changes announced during the fourth quarter of 2015. Prior periods have been restated to conform to the new reportable operating segments. Refer to Note 25 for additional discussion of the products and services that comprise each segment. Corporate functions and certain other businesses and operations are included in Corporate & Other.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.
The Company consolidates entities in which it holds a “controlling financial interest.” For voting interest entities, the Company is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE.
Entities in which the Company’s voting interest in common equity does not provide it with control, but allows the Company to exert significant influence over operating and financial decisions, are accounted for under the equity method. All other investments in equity securities, to the extent they are not considered marketable securities, are accounted for under the cost method.

FOREIGN CURRENCY

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period; non-monetary assets and liabilities are translated at the historic exchange rate at the date of the transaction; revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported net in Other expenses, in the Company’s Consolidated Statements of Income. Net foreign currency transaction gains amounted to approximately $7 million and $68 million in 2017 and 2015, respectively, and net foreign currency transaction losses amounted to $18 million in 2016.
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
Where the Company acts as the merchant acquirer and the card presented at a merchant is issued by a third-party financial institution, such as in the case of GNS partners, the Company makes financial settlement to the merchant and receives the discount revenue. In the Company’s role as the operator of the card network, it also receives financial settlement from the GNS card issuer, which in turn receives an issuer rate that is individually negotiated between that issuer and the Company. The difference between the merchant discount the Company receives from the merchant (which is directly agreed between a merchant and the Company, and is not based on the issuer rate) and the issuer rate received by the GNS card issuer is recorded as discount revenue.
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
Net Card Fees

Net card fees represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account. These fees, net of acquisition costs and a reserve for projected refunds for Card Member cancellations, are deferred and recognized on a straight-line basis over the twelve-month card membership period as Net Card Fees in the Consolidated Statements of Income. The unamortized net card fee balance is reported in Other Liabilities on the Consolidated Balance Sheets (refer to Note 10).

Other Fees and Commissions
Other fees and commissions represent Card Member delinquency fees, foreign currency conversion fees, loyalty coalition-related fees, travel commissions and fees and service fees, which are primarily recognized in the period in which they are charged to the Card Member (refer to Note 19). In addition, service fees are also earned from other customers (e.g., merchants) for a variety of services and are recognized when the service is performed, which is generally in the period the fee is charged. Also included are fees related to the Company’s Membership Rewards program, which are deferred and recognized over the period covered by the fee, typically one year; the unamortized portion of which is included in Other Liabilities on the Consolidated Balance Sheets (refer to Note 10).
Contra-revenue
The Company regularly makes payments through contractual arrangements with merchants, corporate payments clients, Card Members, third-party issuing partners and certain other customers. These payments, including cash rebates and statement credits provided to Card Members, are generally classified as contra-revenue unless a specifically identifiable benefit (e.g., goods or services) is received by the Company or its Card Members in consideration for that payment, and the fair value of such benefit is determinable and measurable. If such conditions are met, then the payment is classified as expense up to the estimated fair value of the benefit. If no such benefit is identified, then the entire payment is classified as contra-revenue and included in the Consolidated Statements of Income in the revenue line item where the related transactions are recorded (e.g., Discount revenue or Other fees and commissions).
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
Interest Expense
Interest expense includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on the Company’s long-term debt and short-term borrowings, as well as the realized impact of derivatives used to hedge interest rate risk on the Company’s long-term debt.
Expenses
Marketing and promotion expense includes costs incurred in the development and initial placement of advertising, which are expensed in the year in which the advertising first takes place.

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

The Company evaluates goodwill for impairment annually as of June 30, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of the Company’s reporting units below its carrying value. Prior to completing the assessment of goodwill for impairment, the Company also performs a recoverability test of certain long-lived assets. The Company has the option to perform a qualitative assessment of goodwill impairment to determine whether it is more likely than not that the fair value of its reporting units is less than the carrying values. Alternatively, the Company performs a more detailed quantitative assessment of goodwill impairment.

This qualitative assessment entails the evaluation of factors such as economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other company and reporting unit-specific events. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then performs the impairment evaluation using the quantitative assessment.

Under the quantitative assessment, the first step identifies whether there is a potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value, then a test is performed to determine the implied fair value of goodwill. An impairment loss is recognized based on the amount that the carrying amount of goodwill exceeds the implied fair value. When measuring the fair value of its reporting units in the quantitative assessment, the Company uses widely accepted valuation techniques, applying a combination of the income approach (discounted cash flows) and market approach (market multiples). When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, the Company uses the expected cost of equity, determined by using a capital asset pricing model. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally-developed forecasts. When using market multiples under the market approach, the Company applies comparable publicly traded companies’ multiples (e.g., earnings or revenues) to its reporting units’ actual results.
For the year ended December 31, 2017, the Company performed a qualitative assessment and determined that it was more likely than not that the fair values of its reporting units exceeded their carrying values. For the year ended December 31, 2016, the Company performed the quantitative assessment for all of its reporting units and determined that there was no impairment of goodwill.

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
Certain costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Premises and equipment. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life, generally 5 years. The Company reviews these assets for impairment using the same impairment methodology used for its intangible assets.

OTHER SIGNIFICANT ACCOUNTING POLICIES

The following table identifies the Company’s other significant accounting policies, along with the related Note and page number where the Note can be found.

Significant Accounting Policy	Note Number	Note Title	Page
Accounts Receivable	Note 3	Loans and Accounts Receivable	Page 94
Loans	Note 3	Loans and Accounts Receivable	Page 94
Reserves for Losses	Note 4	Reserves for Losses	Page 101
Investment Securities	Note 5	Investment Securities	Page 103
Asset Securitizations	Note 6	Asset Securitizations	Page 104
Membership Rewards	Note 10	Other Liabilities	Page 110
Stock-based Compensation	Note 11	Stock Plans	Page 111
Retirement Plans	Note 12	Retirement Plans	Page 113
Legal Contingencies	Note 13	Contingencies and Commitments	Page 113
Derivative Financial Instruments and Hedging Activities	Note 14	Derivatives and Hedging Activities	Page 115
Fair Value Measurements	Note 15	Fair Values	Page 118
Income Taxes	Note 21	Income Taxes	Page 127
Regulatory Matters and Capital Adequacy	Note 23	Regulatory Matters and Capital Adequacy	Page 130
Reportable Operating Segments	Note 25	Reportable Operating Segments and Geographic Operations	Page 133

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended and effective January 1, 2018, supersedes most of the revenue recognition requirements in effect prior to that date.

Beginning with the quarter ending March 31, 2018, the Company’s consolidated financial statements will reflect the adoption of the standard using the full retrospective method, which applies the new standard to each prior reporting period presented. The most significant impacts of the adoption are changes to the presentation of certain credit and charge card related costs that previously were netted against Discount revenue, including Card Member cash-back reward costs and statement credits, corporate client incentive payments, as well as payments to third-party card issuing partners. Under the new standard, these costs are not considered components of the transaction price of our card acceptance agreements with merchants and thus are not netted against Discount revenue, but instead recognized as expenses. Our payments to third-party card issuing partners will be presented net of related Other revenues earned from the partners.

These reclassifications are expected to have the following impacts to the reported results for the fiscal years ended:

	Increase (Decrease)
December 31 (Millions)	2017	2016
Revenues
Discount revenue	$3,707	$3,699
Other	(278)	(253)
Expenses
Marketing and promotion	2,350	2,420
Card Member rewards	$1,079	$1,026

The adoption of the new guidance also results in changes to the recognition timing of certain revenues, the impact of which is not material to net income. Similarly, the adoption does not have a material impact on the Company’s consolidated balance sheets or statements of cash flows. The Company is in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard.

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities, which was effective and adopted by the Company as of January 1, 2018. The guidance makes targeted changes to GAAP; specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial assets and liabilities. In the ordinary course of business, the Company makes investments in non-public companies, which historically were recognized under the cost method of accounting.  Under the new guidance, these investments are prospectively adjusted for observable price changes through earnings upon the identification of identical or similar transactions of the same issuer. The adoption of the guidance, as of January 1, 2018, did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company implemented changes to its accounting policies, business processes and internal controls in support of the new guidance.
In February 2016, the FASB issued new accounting guidance on leases. The guidance, effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company will adopt the standard effective January 1, 2019, and is currently planning on using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company is in the process of upgrading its lease administration software and changing business processes and internal controls in preparation for the adoption. Specifically, the Company is currently reviewing its lease portfolio and is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts on the Company’s financial position, results of operations and cash flows upon adoption.
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline was determined to be other-than-temporary. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables,  and may result in material increases to the Company’s credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets.  The Company has established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continues to identify and conclude on key interpretive issues along with evaluating its existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.

In August 2017, the FASB issued new accounting guidance providing targeted improvements to the accounting for hedging activities, effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. Effective January 1, 2018, the Company adopted the guidance, with no material impact on its financial position, results of operations and cash flows, along with associated changes to its accounting policies, business processes and internal controls in support of the new guidance.

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt the new guidance along with any impacts on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

CLASSIFICATION OF VARIOUS ITEMS

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Specifically, during 2016, the Company determined that in the Consolidated Statements of Cash Flows for the comparative periods ended June 30, 2015, September 30, 2015 and December 31, 2015, certain activities related to long-term debt repayments were misclassified between financing activities and operating activities. There is no impact to the Consolidated Statements of Income or Consolidated Balance Sheets. The Company evaluated the effects of these misclassifications and concluded that none are material to any of its previously issued Consolidated Financial Statements. Nevertheless, the Company elected to revise prospectively the comparative periods mentioned above. For the year ended December 31, 2015, this revision resulted in a $361 million decrease to both Net cash used in financing activities and Net cash provided by operating activities. In addition, travel commissions and fees, which were previously disclosed separately on the Consolidated Statements of Income, are now included within Other fees and commissions.

NOTE 2

BUSINESS EVENTS

LOANS AND RECEIVABLES HELD FOR SALE

During the fourth quarter of 2015, it was determined the Company would sell the Card Member loans and receivables related to its cobrand partnerships with JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation (Costco) in the United States (the HFS portfolios). As a result, the HFS portfolios were presented as held for sale (HFS) on the Consolidated Balance Sheets within Card Member loans and receivables HFS as of December 31, 2015. During the first half of 2016, the Company completed the sales of substantially all of these outstanding Card Member loans and receivables HFS and recognized gains, as an expense reduction in Other expenses, of $127 million and $1.1 billion during the three months ended March 31, 2016 and June 30, 2016, respectively. The impact of the sales, including the recognition of the proceeds received and the reclassification of the retained Card Member loans and receivables, was reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including HFS. From the point of classification as HFS through the sale completion dates, the Company continued to recognize discount revenue, interest income, other revenues and expenses related to the HFS portfolios in the respective line items on the Consolidated Statements of Income, with changes in the valuation of the HFS portfolios recognized in Other expenses.
GOODWILL AND TECHNOLOGY IMPAIRMENT
As discussed in Note 1, the Company evaluates goodwill for impairment annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of the Company’s reporting units below its carrying value. Based on its annual assessment as of June 30, 2015, the Company determined that goodwill was not impaired; however, during the fourth quarter of 2015, the Company announced changes to its management organizational structure under which reconsideration of the Company’s Prepaid Services business (a reporting unit that is included in Corporate & Other) occurred. As a result, the Company determined that sufficient indicators of potential impairment of goodwill existed and performed an impairment evaluation. In performing its quantitative impairment assessment, it was determined the carrying value of the Prepaid Services business’ goodwill exceeded its implied fair value and the Company recognized an impairment loss. The fair value of the Prepaid Services business asset group was measured based on an income approach (discounted cash flow valuation methodology), with the assistance of a third-party valuation firm. Prior to completing the assessment of goodwill for impairment, the Company performed a recoverability test of certain long-lived assets in the Prepaid Services business and determined that certain long-lived assets, primarily technology assets, were not recoverable. As a result, during the fourth quarter of 2015, the Company recorded a $384 million impairment charge, comprising a $219 million write-down of the entire balance of goodwill in the Prepaid Services business and a $165 million write-down of technology and other assets to fair value. These charges were reported in Other expenses. Refer to Note 7 for further discussion of the Company’s goodwill and intangible assets.

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

Card Member loans by segment and Other loans as of December 31, 2017 and 2016 consisted of:

(Millions)	2017	2016
U.S. Consumer Services(a)	$53,668	$48,758
International Consumer and Network Services	8,651	6,971
Global Commercial Services	11,080	9,536
Card Member loans	73,399	65,265
Less: Reserve for losses	1,706	1,223
Card Member loans, net	$71,693	$64,042
Other loans, net(b)	$2,607	$1,419
(a)	Includes approximately $25.7 billion and $26.1 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2017 and 2016, respectively.
(b)
Other loans primarily represent personal and commercial financing products. Other loans are presented net of reserves for losses of $80 million and $42 million as of December 31, 2017 and 2016, respectively.

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
Card Member accounts receivable by segment and Other receivables as of December 31, 2017 and 2016 consisted of:
(Millions)	2017	2016
U.S. Consumer Services (a)	$13,143	$12,302
International Consumer and Network Services	7,803	5,966
Global Commercial Services	33,101	29,040
Card Member receivables	54,047	47,308
Less: Reserve for losses	521	467
Card Member receivables, net	$53,526	$46,841
Other receivables, net (b)	$3,163	$3,232
(a)	Includes $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of both December 31, 2017 and 2016.
(b)
Other receivables primarily represent amounts related to (i) GNS partner banks for items such as royalty and franchise fees, (ii) certain merchants for billed discount revenue, (iii) tax-related receivables,  and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $31 million and $45 million as of December 31, 2017 and 2016, respectively.

CARD MEMBER LOANS AND CARD MEMBER RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2017 and 2016:
2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$52,961	$201	162	344	$53,668
International Consumer and Network Services	8,530	37	28	56	8,651
Global Commercial Services
Global Small Business Services	10,892	43	31	59	11,025
Global Corporate Payments(a)	(b)	(b)	(b)	―	55
Card Member Receivables:
U.S. Consumer Services	$12,993	53	33	64	$13,143
International Consumer and Network Services	7,703	29	21	50	7,803
Global Commercial Services
Global Small Business Services	15,868	91	54	106	16,119
Global Corporate Payments(a)	(b)	(b)	(b)	148	16,982

2016 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$48,216	$156	$119	$267	$48,758
International Consumer and Network Services	6,863	32	24	52	6,971
Global Commercial Services
Global Small Business Services	9,378	34	23	49	9,484
Global Corporate Payments(a)	(b)	(b)	(b)	―	52
Card Member Receivables:
U.S. Consumer Services	$12,158	$45	$30	$69	$12,302
International Consumer and Network Services	5,888	22	15	41	5,966
Global Commercial Services
Global Small Business Services	14,047	77	47	102	14,273
Global Corporate Payments(a)	(b)	(b)	(b)	135	14,767
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

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES

The following tables present the key credit quality indicators as of or for the years ended December 31:

	2017			2016
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	1.8%	2.1%	1.3%	1.5%	1.8%	1.1%
International Consumer and Network Services	2.1%	2.5%	1.4%	2.0%	2.5%	1.6%
Global Small Business Services	1.6%	1.9%	1.2%	1.4%	1.7%	1.1%
Card Member Receivables:
U.S. Consumer Services	1.3%	1.4%	1.1%	1.4%	1.6%	1.2%
International Consumer and Network Services	2.0%	2.1%	1.3%	2.0%	2.2%	1.3%
Global Small Business Services	1.6%	1.8%	1.6%	1.5%	1.7%	1.6%

			2017		2016
			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments			0.10%	0.9%	0.09%	0.9%
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

In instances where the Card Member is experiencing financial difficulty, the Company may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs and continues to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.”
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

Reserves for Card Member loans and receivables modified as TDRs are determined as the difference between the cash flows expected to be received from the Card Member (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the related Card Member loan or receivables balance. The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement are included in Provisions for losses in the Consolidated Statements of Income.

The following tables provide additional information with respect to the Company’s impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for ICNS as of December 31, 2017, 2016 and 2015; therefore, this segment’s receivables are not included in the following tables.

	As of December 31, 2017
					Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest	(a)	Non-Accruals	(b)	In Program	(d)	Out of Program	(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$233		$168		$178		$131		$710	$639	$49
International Consumer and Network Services	56		―		―		―		56	55	―
Global Commercial Services	38		31		31		27		127	118	8
Card Member Receivables:
U.S. Consumer Services	―		―		15		9		24	24	1
Global Commercial Services	―		―		37		19		56	56	2
Total	$327		$199		$261		$186		$973	$892	$60

	As of December 31, 2016
					Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest	(a)	Non-Accruals	(b)	In Program	(d)	Out of Program	(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$178		$139		$165		$129		$611	$558	$51
International Consumer and Network Services	52		―		―		―		52	51	―
Global Commercial Services	30		30		26		26		112	103	9
Card Member Receivables:
U.S. Consumer Services	―		―		11		6		17	17	7
Global Commercial Services	―		―		28		10		38	38	21
Total	$260		$169		$230		$171		$830	$767	$88

	As of December 31, 2015
					Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest	(a)	Non-Accruals	(b)	In Program	(d)	Out of Program	(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$140		$124		$149		$89		$502	$463	$44
International Consumer and Network Services	52		―		―		―		52	51	―
Global Commercial Services	24		26		23		18		91	85	9
Card Member Receivables:
U.S. Consumer Services	―		―		11		3		14	14	8
Global Commercial Services	―		―		16		3		19	19	12
Total	$216		$150		$199		$113		$678	$632	$73
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

(c)
Accounts classified as a TDR include $15 million, $20 million and $20 million that are over 90 days past due and accruing interest and $5 million, $11 million and $18 million that are non-accruals as of December 31, 2017, 2016 and 2015, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $141 million, $132 million and $84 million of Card Member accounts that have successfully completed a modification program and $45 million, $39 million and $29 million of Card Member accounts that were not in compliance with the terms of the modification programs as of December 31, 2017, 2016 and 2015, respectively.

The following table provides information with respect to the Company’s average balances  and interest income recognized from Impaired Card Member loans and the average balances of impaired Card Member receivables for the years ended December 31:
2017 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$643	$68
International Consumer and Network Services	56	17
Global Commercial Services	120	17
Card Member Receivables:
U.S. Consumer Services	20	―
Global Commercial Services	45	―
Total	$884	$102

2016 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$559	$53
International Consumer and Network Services	53	15
Global Commercial Services	103	13
Card Member Receivables:
U.S. Consumer Services	14	―
Global Commercial Services	28	―
Total	$757	$81

2015 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
U.S. Consumer Services	$569	$48
International Consumer and Network Services	54	14
Global Commercial Services	104	11
Card Member Receivables:
U.S. Consumer Services	13	―
Global Commercial Services	20	―
Total	$760	$73

CARD MEMBER LOANS AND RECEIVABLES MODIFIED AS TDRS

The following table provides additional information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs for the years ended December 31, 2017, 2016 and 2015. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

2017	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	33	$224	10	(b)
Card Member Receivables	6	83	(c)	28
Total	39	$307

2016	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	31	$220	9	(b)
Card Member Receivables	9	123	(c)	18
Total	40	$343

2015	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	40	$285	9	(b)
Card Member Receivables	12	147	(c)	12
Total	52	$432
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

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification for the years ended December 31, 2017, 2016 and 2015. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2017	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	6	$39
Card Member Receivables	3	7
Total	9	$46

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2016	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	7	$41
Card Member Receivables	3	4
Total	10	$45

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2015	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$52
Card Member Receivables	3	5
Total	11	$57
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

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
This Note is presented excluding amounts associated with the Card Member loans and receivables HFS as of December 31, 2015; the Company did not have any Card Member loans and receivables HFS as of December 31, 2017 or 2016.

CHANGES IN CARD MEMBER LOANS RESERVE FOR LOSSES

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2017	2016	2015
Balance, January 1	$1,223	$1,028	$1,201
Provisions(a)	1,868	1,235	1,190
Net write-offs
Principal(b)	(1,181)	(930)	(967)
Interest and fees(b)	(227)	(175)	(162)
Transfer of reserves on HFS loan portfolios	―	―	(224)
Other(c)	23	65	(10)
Balance, December 31	$1,706	$1,223	$1,028
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $409 million, $379 million and $418 million, and include net write-offs from TDRs of $30 million, $34 million and $41 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Recoveries of interest and fees were not significant.

(c)
Includes foreign currency translation adjustments of $8 million, $(10) million and $(20) million, and other adjustments of $15 million, $8 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively. The year ended December 31, 2016 included reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment as a result of retaining certain loans in connection with the respective sales of JetBlue and Costco cobrand card portfolios.

CARD MEMBER LOANS EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of December 31:
(Millions)	2017	2016	2015
Card Member loans evaluated individually for impairment (a)	$367	$346	$279
Related reserves(a)	$57	$60	$53
Card Member loans evaluated collectively for impairment (b)	$73,032	$64,919	$58,294
Related reserves(b)	$1,649	$1,163	$975
(a)	Represents loans modified as a TDR and related reserves.
(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR LOSSES
The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:
(Millions)	2017	2016	2015
Balance, January 1	$467	$462	$465
Provisions(a)	795	696	737
Net write-offs(b)	(736)	(674)	(713)
Other(c)	(5)	(17)	(27)
Balance, December 31	$521	$467	$462
(a)	Provisions for principal and fee reserve components.
(b)
Principal and fee write-offs are presented less recoveries of $359 million, $391 million and $401 million, including net write-offs from TDRs of $(2) million, $16 million and $60 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

(c)
Includes foreign currency translation adjustments of $12 million, $(12) million and $(16) million, and other adjustments of $(17) million, $(5) million and $(11) million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, 2015 included the impact of the transfer of the HFS receivables portfolio, which was not significant.

CARD MEMBER RECEIVABLES EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT
The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of December 31:
(Millions)	2017	2016	2015
Card Member receivables evaluated individually for impairment(a)	$80	$55	$33
Related reserves(a)	$3	$28	$20
Card Member receivables evaluated collectively for impairment	$53,967	$47,253	$44,100
Related reserves(b)	$518	$439	$442
(a)	Represents receivables modified as a TDR and related reserves.
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

The following is a summary of investment securities as of December 31:

	2017				2016				2015
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$1,369	$11	$(3)	$1,377	$2,019	$28	$(11)	$2,036	$2,813	$85	$(5)	$2,893
U.S. Government agency obligations	11	―	―	11	12	―	―	12	2	―	―	2
U.S. Government treasury obligations	1,051	3	(9)	1,045	465	3	(8)	460	406	4	(1)	409
Corporate debt securities	28	―	―	28	19	―	―	19	29	1	―	30
Mortgage-backed securities (a)	67	2	―	69	92	3	―	95	117	4	―	121
Foreign government bonds and obligations	581	―	―	581	486	1	(1)	486	250	6	(1)	255
Equity securities (b)	51	―	(3)	48	51	―	(2)	49	51	―	(2)	49
Total	$3,158	$16	$(15)	$3,159	$3,144	$35	$(22)	$3,157	$3,668	$100	$(9)	$3,759
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Equity securities comprise investments in common stock and various mutual funds.

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31:

	2017						2016
	Less than 12 months		12 months or more				Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses
State and municipal obligations	$157	$(3)	$	―	$	―	$153	$(11)	$	―	$	―
U.S. Government treasury obligations	650	(3)		175		(6)	298	(8)		―		―
Equity securities	―	―		36		(2)	―	―		32		(2)
Total	$807	$(6)		$211		$(8)	$451	$(19)		$32		$(2)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of December 31:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2017:
90%–100%	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)
Total as of December 31, 2017	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)
2016:
90%–100%	33	$411	$(13)	6	$32	$(2)	39	$443	$(15)
Less than 90%	4	40	(6)	―	―	―	4	40	(6)
Total as of December 31, 2016	37	$451	$(19)	6	$32	$(2)	43	$483	$(21)
The gross unrealized losses are attributed to wider credit spreads for specific issuers, adverse changes in benchmark interest rates, or a combination thereof, all compared to those prevailing when the investment securities were purchased.
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

Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2017 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations(a)	$18	$87	$98	$1,174	$1,377
U.S. Government agency obligations	―	―	―	11	11
U.S. Government treasury obligations	30	879	125	11	1,045
Corporate debt securities	4	24	―	―	28
Mortgage-backed securities(a)	―	―	―	69	69
Foreign government bonds and obligations	573	4	―	4	581
Total Estimated Fair Value	$625	$994	$223	$1,269	$3,111

Total Cost	$625	$1,000	$222	$1,260	$3,107
Weighted average yields(b)	3.65%	1.95%	4.39%	4.47%	3.49%
(a)
The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

(b)
Average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent. Effective January 1, 2018, the U.S. federal statutory tax rate was reduced to 21 percent. Refer to Note 21 for additional information.

NOTE 6

ASSET SECURITIZATIONS

The Company periodically securitizes Card Member loans and receivables arising from its card businesses through the transfer of those assets to securitization trusts. The trusts then issue debt securities collateralized by the transferred assets to third-party investors.
Card Member loans are transferred to the American Express Credit Account Master Trust (the Lending Trust) and Card Member receivables are transferred to the American Express Issuance Trust II (the Charge Trust and together with the Lending Trust, the Trusts). The Trusts are consolidated by the Company. The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation.

The Company performs the servicing and key decision making for the Trusts, and therefore has the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, the Company holds all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of December 31, 2017, the Company’s ownership of variable interests was $11.6 billion for the Lending Trust and $4.6 billion for the Charge Trust. These variable interests held by the Company provide it with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, the Company is the primary beneficiary of both Trusts and therefore consolidates both Trusts.

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

The following table provides information on the restricted cash held by the Lending Trust and the Charge Trust as of December 31, 2017 and 2016, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2017	2016
Lending Trust	$55	$35
Charge Trust	7	3
Total	$62	$38

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the year ended December 31, 2017, no such triggering events occurred.

NOTE 7

OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2017	2016
Goodwill	$3,009	$2,927
Deferred tax assets, net(a)	1,647	2,336
Tax credit investments	1,023	824
Other intangible assets, at amortized cost	899	868
Prepaid expenses	684	696
Restricted cash(b)	336	286
Derivative assets(a)	124	555
Other	2,033	2,069
Total	$9,755	$10,561
(a)
Refer to Notes 14 and 21 for a discussion of derivative assets and deferred tax assets, net, as of December 31, 2017 and 2016. For 2017 and 2016, $98 million and $81 million, respectively, of foreign deferred tax liabilities is reflected in Other liabilities. Derivative assets reflect the impact of master netting agreements and cash collateral.

(b)	Includes restricted cash available to settle obligations related to certain Card Member credit balances and customer deposits, as well as coupon and maturity obligations of consolidated VIEs.

GOODWILL
The changes in the carrying amount of goodwill reported in the Company’s reportable operating segments and Corporate & Other were as follows:
(Millions)	USCS	ICNS	GCS	GMS	Corporate & Other		Total
Balance as of January 1, 2016	$122	$620	$1,715	$291		$1	$2,749
Acquisitions	―	―	―	201		―	201
Dispositions	―	―	―	―		―	―
Other(a)	―	(16)	(3)	(3)		(1)	(23)
Balance as of December 31, 2016	$122	$604	$1,712	$489	$	―	$2,927
Acquisitions	4	15	―	―		―	19
Dispositions	―	―	―	―		―	―
Other(a)	1	41	12	9		―	63
Balance as of December 31, 2017	$127	$660	$1,724	$498	$	―	$3,009
(a)	Primarily includes foreign currency translation.
Accumulated impairment losses were $220 million as of both December 31, 2017 and 2016.
OTHER INTANGIBLE ASSETS
The components of other intangible assets were as follows:

	2017			2016
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,863	$(1,073)	$790	$1,625	$(895)	$730
Other	242	(133)	109	260	(122)	138
Total	$2,105	$(1,206)	$899	$1,885	$(1,017)	$868

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $207 million, $194 million and $183 million, respectively. Intangible assets acquired in 2017 and 2016 are being amortized, on average, over 6 and 7 years, respectively.
Estimated amortization expense for other intangible assets over the next five years is as follows:

(Millions)	2018	2019	2020	2021	2022
Estimated amortization expense	$221	$183	$156	$126	$98

TAX CREDIT INVESTMENTS

The Company accounts for its tax credit investments, including Qualified Affordable Housing (QAH) investments, using the equity method of accounting. The Company had $1,023 million and $824 million in tax credit investments as of December 31, 2017 and 2016, respectively, included in Other assets on the Consolidated Balance Sheets, of which $1,018 million and $798 million, respectively, specifically related to QAH investments. Included in QAH investments as of December 31, 2017 and 2016, the Company had $933 million and $701 million, respectively, specifically related to investments in unconsolidated VIEs for which the Company does not have a controlling financial interest.
As of December 31, 2017, the Company had committed to provide funding related to certain of these QAH investments, which is expected to be paid between 2018 and 2032, resulting in a $373 million unfunded commitment reported in Other liabilities, of which $352 million specifically related to unconsolidated VIEs.
In addition, the Company had contractual off-balance sheet obligations, which were not deemed probable of being drawn, to provide additional funding up to $66 million for these QAH investments as of December 31, 2017, fully related to unconsolidated VIEs.

During the years ended December 31, 2017 and 2016, the Company recognized equity method losses related to its QAH investments of $112 million and $43 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $74 million and $63 million, respectively, recognized in Income tax provision.

NOTE 8

CUSTOMER DEPOSITS

As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2017	2016
U.S.:
Interest-bearing	$63,666	$52,316
Non-interest-bearing (includes Card Member credit balances of: 2017, $358 million; 2016, $331 million)	395	367
Non-U.S.:
Interest-bearing	34	58
Non-interest-bearing (includes Card Member credit balances of: 2017, $344 million; 2016, $285 million)	357	301
Total customer deposits	$64,452	$53,042

Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2017	2016
U.S. retail deposits:
Savings accounts ― Direct	$31,915	$30,980
Certificates of deposit:(a)
Direct	290	291
Third-party (brokered)	16,684	11,925
Sweep accounts ―Third-party (brokered)	14,777	9,120
Other deposits:
U.S. non-interest bearing deposits	37	36
Non-U.S. deposits	47	74
Card Member credit balances ― U.S. and non-U.S.	702	616
Total customer deposits	$64,452	$53,042
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 45 months and 2.15 percent, respectively, as of December 31, 2017.

The scheduled maturities of certificates of deposit as of December 31, 2017 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2018	$5,236	$20	$5,256
2019	4,604	―	4,604
2020	3,674	―	3,674
2021	1,310	―	1,310
2022	2,150	―	2,150
After 5 years	―	―	―
Total	$16,974	$20	$16,994

As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2017	2016
U.S.	$114	$117
Non-U.S.	11	7
Total	$125	$124

NOTE 9

DEBT

SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2017		2016
(Millions, except percentages)	Outstanding Balance	Year-End Stated Rate on Debt (a)	Outstanding Balance	Year-End Stated Rate on Debt (a)
Commercial paper(b)	$1,168	1.54%	$2,993	1.13%
Other short-term borrowings(c)	2,110	2.34	2,588	1.28
Total	$3,278	2.05%	$5,581	1.20%
(a)	For floating-rate issuances, the stated interest rates are weighted based on the outstanding balances and rates in effect as of December 31, 2017 and 2016.
(b)	Average commercial paper outstanding was $1,076 million and $491 million in 2017 and 2016, respectively.
(c)
Includes overdrafts with banks of $132 million and $369 million as of December 31, 2017 and 2016, respectively. In addition, balances include certain book overdrafts (i.e., primarily timing differences arising in the ordinary course of business), short-term borrowings from banks, as well as interest-bearing amounts due to merchants in accordance with merchant service agreements.

The Company maintained a three-year committed, revolving, secured borrowing facility that gives the Company the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 15, 2020. The facility was undrawn as of both December 31, 2017 and 2016.

The Company paid $9.2 million and $8.6 million in fees to maintain the secured borrowing facility in 2017 and 2016, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on the Company’s credit rating.

LONG-TERM DEBT

The Company’s long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:
	2017					2016
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)	Outstanding Balance(a)	Year-End Stated Rate on Debt (b)	Year-End Effective Interest Rate with Swaps	(b)(c)
American Express Company
(Parent Company only)
Fixed Rate Senior Notes	2018 - 2042	$10,377	3.85%	3.17%		$6,932	5.13%	4.24%
Floating Rate Senior Notes	2018 - 2022	1,750	1.93	―		850	1.51	―
Subordinated Notes	2024	598	3.63	2.66		598	3.63	1.92
American Express Credit Corporation
Fixed Rate Senior Notes	2018 - 2027	19,652	2.24	2.27		16,201	1.98	1.44
Floating Rate Senior Notes	2018 - 2022	4,550	2.09	―		4,350	1.52	―
American Express Centurion Bank
Fixed Rate Senior Notes		―	―	―		1,306	5.99	4.83
Floating Rate Senior Notes	2018	125	1.89	―		125	1.26	―
American Express Bank, FSB
Fixed Rate Senior Notes		―	―	―		1,000	6.00	―
Floating Rate Senior Notes		―	―	―		300	0.96	―
American Express Lending Trust
Fixed Rate Senior Notes	2019 - 2022	8,099	1.90	―		3,500	1.41	―
Floating Rate Senior Notes	2018 - 2022	5,800	2.03	―		7,025	1.20	―
Fixed Rate Subordinated Notes	2020 - 2022	206	2.21	―		-	-	―
Floating Rate Subordinated Notes	2018 - 2022	192	2.05	―		316	1.34	―
American Express Charge Trust II
Floating Rate Senior Notes	2018 - 2020	4,200	1.79	―		4,200	1.12	―
Floating Rate Subordinated Notes	2018	87	2.11	―		87	1.34	―
Other
Fixed Rate Instruments(d)	2021 - 2033	23	5.59	―		24	5.62	―
Floating Rate Borrowings	2018 - 2020	256	0.42	―	%	247	0.44	―	%
Unamortized Underwriting Fees		(111)				(71
Total Long-Term Debt		$55,804	2.44%			$46,990	2.39%
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

(b)	For floating-rate issuances, the stated and effective interest rates are weighted based on the outstanding balances and rates in effect as of December 31, 2017 and 2016.
(c)	Effective interest rates are only presented when swaps are in place to hedge the underlying debt.
(d)	Includes $23 million and $24 million as of December 31, 2017 and 2016, respectively, related to capitalized lease transactions.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2017 were as follows:

(Millions)	2018	2019	2020	2021		2022	Thereafter	Total
American Express Company (Parent Company only)	$3,850	$641	$2,000	$	―	$3,525	$3,523	$13,539
American Express Credit Corporation	3,654	7,150	6,600		2,939	2,050	2,000	24,393
American Express Centurion Bank	125	―	―		―	―	―	125
American Express Lending Trust	2,885	3,488	5,924		―	2,001	―	14,298
American Express Charge Trust II	1,287	―	3,000		―	―	―	4,287
Other	133	35	88		12	―	12	280
	$11,934	$11,314	$17,612		$2,951	$7,576	$5,535	$56,922
Unamortized Underwriting Fees								(111)
Unamortized Discount and Premium								(825)
Impacts due to Fair Value Hedge Accounting								(182)
Total Long-Term Debt								$55,804

The Company maintained a bank line of credit of $3.5 billion and $3.0 billion as of December 31, 2017 and 2016, respectively, all of which was undrawn as of the respective dates. These undrawn amounts support contingent funding needs. The availability of the credit line is subject to the Company’s compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a 1.25 ratio of combined earnings and fixed charges, to fixed charges. As of December 31, 2017 and 2016, the Company was not in violation of any of its debt covenants.
Additionally, the Company maintained a three-year committed, revolving, secured borrowing facility that gives the Company the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2020. As of both December 31, 2017 and 2016, $3.0 billion was drawn on this facility.
The Company paid $16.3 million and $11.5 million in fees to maintain these lines in 2017 and 2016, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on the Company’s credit rating.
The Company paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $2.0 billion, $1.7 billion and $1.6 billion in 2017, 2016 and 2015, respectively.

NOTE 10

OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

(Millions)	2017	2016
Membership Rewards liability	$7,751	$7,060
Book overdraft balances	2,837	2,255
Employee-related liabilities(a)	2,277	2,055
Repatriation tax liability(b)	1,703	―
Card Member rebate and reward accruals(c)	1,564	1,382
Deferred card and other fees, net	1,554	1,411
Other(d)	4,462	4,614
Total	$22,148	$18,777
(a)	Employee-related liabilities include employee benefit plan obligations and incentive compensation.
(b)	Refer to Note 21 for additional information.
(c)	Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(d)
Other includes accruals for general operating expenses, client incentives, merchant rebates, payments to third-party card-issuing partners, marketing and promotion, restructuring and reengineering reserves, QAH unfunded commitments and derivatives.

MEMBERSHIP REWARDS
The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad range of rewards including travel, shopping, gift cards, and covering eligible charges. The Company records a balance sheet liability that represents management’s best estimate of the cost of points earned that are expected to be redeemed in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the Membership Rewards liability.

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
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, was as follows:
(Millions)	2017	2016
Deferred card and other fees(a)	$1,996	$1,767
Deferred direct acquisition costs	(280)	(204)
Reserves for membership cancellations	(162)	(152)
Deferred card and other fees, net	$1,554	$1,411
(a)	Includes deferred fees for Membership Rewards program participants.

NOTE 11

STOCK PLANS
STOCK OPTION AND AWARD PROGRAMS

Under the 2016 Incentive Compensation Plan and previously under the 2007 Incentive Compensation Plan, awards may be granted to employees and other key individuals who perform services for the Company and its participating subsidiaries. These awards may be in the form of stock options, restricted stock awards or units (RSAs/RSUs), portfolio grants (PGs) or other incentives, and similar awards designed to meet the requirements of non-U.S. jurisdictions.
For the Company’s Incentive Compensation Plans, there were a total of 14 million, 17 million and 33 million common shares unissued and available for grant as of December 31, 2017, 2016, and 2015, respectively, as authorized by the Company’s Board of Directors and shareholders.

A summary of stock option and RSA/RSU activity as of December 31, 2017, and changes during the year, is presented below:

	Stock Options		RSAs/RSUs
(Shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2016	10,272	$47.68	7,500	$69.22
Granted	869	87.19	2,670	77.80
Exercised/vested	(3,766)	34.48	(2,335)	75.85
Forfeited	(102)	67.57	(620)	68.80
Expired	(11)	86.11	―	―
Outstanding as of December 31, 2017	7,262	58.92	7,215	$70.29
Options vested and expected to vest as of December 31, 2017	7,194	58.86
Options exercisable as of December 31, 2017	3,399	$45.93

The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award, net of expected forfeitures. Those costs are recognized ratably over the vesting period.

STOCK OPTIONS

Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock options generally vest 100 percent on the third anniversary of the grant date and have a contractual term of 10 years from the date of grant.

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, vested, and expected to vest as of December 31, 2017, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.8	3.1	5.7
Aggregate intrinsic value (millions)	$293	$181	$291

The intrinsic value of options exercised during 2017, 2016 and 2015 was $197 million, $51 million and $87 million, respectively, (based upon the fair value of the Company’s stock price at the date of exercise). Cash received from the exercise of stock options in 2017, 2016 and 2015 was $130 million, $175 million and $146 million, respectively.
Effective January 1, 2017, the Company adopted new accounting guidance for employee share-based payments and accordingly, income tax benefits related to stock-based incentive arrangements were recognized in the Company’s Consolidated Statements of Income in the amount of $59 million for the year ended December 31, 2017. Previously, such benefits were recorded in additional paid-in capital. The tax benefit realized from income tax impacts of stock option exercises, which was recorded in additional paid-in capital, in 2016 and 2015 was $4 million and $18 million, respectively.

The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2017, 2016 and 2015:

	2017	2016	2015
Dividend yield	1.8%	1.9%	1.1%
Expected volatility(a)	24%	25%	37%
Risk-free interest rate	2.3%	1.5%	1.7%
Expected life of stock option (in years)(b)	6.9	6.3	6.7
Weighted-average fair value per option	$18.18	$13.67	$29.20
(a)	The expected volatility is based on both weighted historical and implied volatilities of the Company’s common stock price.
(b)	The expected life of stock options was determined using both historical data and expectations of option exercise behavior.

On October 31, 2017, certain senior executives were awarded stock options with a term of seven years, and include a three-year service condition, as well as performance and market conditions. Therefore, the fair values of these options were estimated at the grant date using a Monte Carlo Valuation model with the following assumptions:

October 31, 2017
Dividend yield	1.58%
Expected volatility(a)	21.41%
Risk-free interest rate	2.26%
Expected life of stock option (in years)	7
Fair value per option	$19.18
(a)	The expected volatility is based on both weighted historical and implied volatilities of the Company’s common stock price.
RESTRICTED STOCK AWARDS AND UNITS
RSAs/RSUs are valued based on the stock price on the date of grant and contain either a) service conditions or b) both service and performance conditions. RSAs/RSUs containing only service conditions generally vest 25 percent per year beginning with the first anniversary of the grant date. RSAs/RSUs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned depends on the achievement of predetermined Company metrics. All RSA/RSU holders receive non-forfeitable dividends or dividend equivalents. The total fair value of shares vested during 2017, 2016 and 2015, was $180 million, $171 million and $247 million, respectively (based upon the Company’s stock price at the vesting date).
The weighted-average grant date fair value of RSAs/RSUs granted in 2017, 2016 and 2015 was $77.80, $55.55 and $81.99, respectively.
LIABILITY-BASED AWARDS
Certain employees are awarded PGs and other incentive awards that can be settled with cash or equity shares at the Company’s discretion, and final Compensation and Benefits Committee payout approval. These awards earn value based on performance, market and/or service conditions, and vest over periods of one to three years.
PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2017, 2016 and 2015 was $48 million, $41 million and $74 million, respectively.

SUMMARY OF STOCK PLAN EXPENSE
The components of the Company’s total stock-based compensation expense (net of forfeitures) for the years ended December 31 are as follows:
(Millions)	2017	2016	2015
Restricted stock awards(a)	$170	$178	$190
Stock options(a)	21	14	12
Liability-based awards	92	60	32
Total stock-based compensation expense (b)	$283	$252	$234
(a)
As of December 31, 2017, the total unrecognized compensation cost related to unvested RSAs/RSUs and options of $178 million and $21 million, respectively, will be recognized ratably over the weighted-average remaining vesting period of 2.1 years.

(b)
The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements for the years ended December 31, 2017, 2016 and 2015 was $102 million, $89 million and $83 million, respectively.

NOTE 12

RETIREMENT PLANS

DEFINED CONTRIBUTION RETIREMENT PLANS

The Company sponsors defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States.  The total expense for all defined contribution retirement plans globally was $349 million, $234 million and $224 million in 2017, 2016 and 2015, respectively.

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company’s primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The Company complies with minimum funding requirements in all countries. The Company sponsors unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. The total expense for these plans was $25 million, $24 million and $23 million in 2017, 2016 and 2015, respectively.
The Company recognizes the funded status of its defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2017 and 2016, the funded status related to the defined benefit pension plans and other postretirement benefit plans was underfunded by $626 million and $700 million, respectively, and is recorded in Other liabilities.

NOTE 13

CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings). The Company discloses its material legal proceedings under Part I, Item 3. “Legal Proceedings.”

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
COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable and cancelable agreements, for which total rental expense was $151 million, $169 million and $187 million in 2017, 2016 and 2015, respectively.
As of December 31, 2017, the minimum aggregate rental commitment under all non-cancelable operating leases (net of subleases of $20 million) was as follows:

(Millions)
2018	$131
2019	124
2020	98
2021	72
2022	57
Thereafter	831
Total	$1,313

As of December 31, 2017, the Company’s future minimum lease payments under capital leases or other similar arrangements is approximately $4 million per annum in 2018 through 2020, $2 million in 2021, $1 million in 2022 and $10 million in aggregate thereafter.

As of December 31, 2017, the Company had $5.6 billion in commitments related to agreements with certain cobrand partners under which it makes payments based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained.

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
Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime, LIBOR and the overnight indexed swap rate. Interest rate exposure within the Company’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations, or to convert variable-rate debt obligations to fixed-rate obligations. The Company may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.
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
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, the Company has in certain instances entered into master netting agreements with its derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of the Company’s derivative assets and liabilities as of December 31, 2017 and 2016 are subject to such master netting agreements with its derivative counterparties, and there are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on the Company’s Consolidated Balance Sheets. To further mitigate bilateral counterparty credit risk, the Company exercises its rights under executed credit support agreements with certain of its derivative counterparties. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to the Company’s credit risk, under the terms of the derivative agreements it has with its various counterparties, the Company is not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. The Company has no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. Based on its assessment of the credit risk of the Company’s derivative counterparties as of December 31, 2017 and 2016, no credit risk adjustment to the derivative portfolio was required.
The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 15 for a description of the Company’s methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:
	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$11	$111	$34	$69
Net investment hedges - Foreign exchange contracts	117	347	89	35
Total derivatives designated as hedging instruments	128	458	123	104
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)	82	308	95	176
Total derivatives, gross	210	766	218	280
Less: Cash collateral netting(c) (d)	(6)	(54)	(45)	(68)
Derivative asset and derivative liability netting(e)	(80)	(157)	(80)	(157)
Total derivatives, net	$124	$555	$93	$55
(a)
Effective January 2017, the Central Clearing Party (CCP) changed the legal characterization of variation margin payments for centrally cleared derivatives to be settlement payments, as opposed to collateral. As of December 31, 2017, there was no unsettled derivative asset or liability with the CCP. The Company also maintained several bilateral interest rate contracts that are not subject to the CCP’s rule change and amounts related to such contracts are shown gross of any collateral exchanged.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.
(c)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to reclaim cash collateral or the obligation to return cash collateral.

(d)
The Company held no non-cash collateral as of December 31, 2017. As of December 31, 2016, the Company received non-cash collateral from a counterparty in the form of security interests in U.S. Treasury securities, with a fair value of $18 million, none of which was sold or repledged.  Such non-cash collateral economically reduced the Company’s risk exposure to $537 million as of December 31, 2016, but did not reduce the net exposure on the Company’s Consolidated Balance Sheets. Additionally, the Company posted $146  million and $169 million as of December 31, 2017 and 2016, respectively, as initial margin on its centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

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
Interest Rate Contracts
The Company is exposed to interest rate risk associated with its fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. The Company has $23.8  billion and $17.7 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2017 and 2016, respectively.

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

The following table summarizes the gains (losses) recognized in Other expenses associated with the Company’s fair value hedges for the year ended December 31:

(Millions)	2017	2016	2015
Other expenses:
Interest rate derivative contracts	$(246)	$(184)	$(83)
Hedged items	206	163	93
Net hedge ineffectiveness (losses) gains	$(40)	$(21)	$10

The Company also recognized a net reduction in interest expense on long-term debt of $133 million, $224 million and $284 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily related to the net settlements (interest accruals) on the Company’s interest rate derivatives designated as fair value hedges.

NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $370 million and gains of $281 million and $577 million for the years ended December 31, 2017, 2016 and 2015, respectively, with any ineffective portion recognized in Other expenses during the period. The net hedge ineffectiveness recognized was nil for the years ended December 31, 2017 and December 31, 2016, and a gain of $1 million for the year ended December 31, 2015. Accumulated losses within AOCI of $31 million, $5 million and nil for the years ended December 31, 2017, 2016 and 2015, respectively, were reclassified to Other expenses upon investment sales or liquidations.
DERIVATIVES NOT DESIGNATED AS HEDGES
The Company has derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date.
The Company also has certain operating agreements containing payments that may be linked to a market rate or price, primarily foreign currency rates. The payment components of these agreements may meet the definition of an embedded derivative, in which case the embedded derivative is accounted for separately and is classified as a foreign exchange contract based on its primary risk exposure.
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $29 million for the year ended December 31, 2017 and net gains of $1 million and $83 million for the years ended December 31, 2016 and 2015, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative was nil for the year ended December 31, 2017  and resulted in gains of $9 million and $5 million for the years ended December 31,  2016 and 2015, respectively, and are recognized in Card Member services and other expenses.

NOTE 15
FAIR VALUES
Fair value is defined as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.
GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:
•	Level 1 ― Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•
Level 2 ― Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	Quoted prices for similar assets or liabilities in active markets;
-	Quoted prices for identical or similar assets or liabilities in markets that are not active;
-	Inputs other than quoted prices that are observable for the asset or liability; and
-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•
Level 3 ― Inputs that are unobservable and reflect the Company’s own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2017 and 2016, there were no significant transfers between levels.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2017						2016
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities and other	$48		$1	$47	$	―	$49	$1	$48	$	―
Debt securities	3,111		1,045	2,066		―	3,108	460	2,648		―
Derivatives(a)	210		―	210		―	765	―	765		―
Total Assets	3,369		1,046	2,323		―	3,922	461	3,461		―
Liabilities:
Derivatives(a)	218		―	218		―	280	―	280		―
Total Liabilities	$218	$	―	$218	$	―	$280	―	280		―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 14 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. The Company reaffirms its understanding of the valuation techniques at least annually and validates the valuation output on a quarterly basis. The Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.
The fair value of the Company’s interest rate swaps is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the swap such as the notional amount, fixed coupon rate, floating coupon rate and tenor, as well as discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.
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

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE

The following table summarizes the estimated fair values of the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of December 31, 2017 and 2016. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2017 and 2016, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of the Company be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33		$32	$1	$	―
Other financial assets(b)	57	57		―	57		―
Financial assets carried at other than fair value
Loans, net(c)	74	75		―	―		75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	76	76		―	76		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	17		―	17		―
Long-term debt(c)	$56	$57	$	―	$57	$	―

	Carrying	Corresponding Fair Value Amount
2016 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$25	$25		$22	$3	$	―
Other financial assets(b)	51	51		―	51		―
Financial assets carried at other than fair value
Loans, net(c)	65	66		―	―		66

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	67	67		―	67		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	12	12		―	12		―
Long-term debt(c)	$47	$48	$	―	$48	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $8.9 billion and $8.8 billion held by a consolidated VIE as of December 31, 2017 and 2016, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $25.6 billion and $26.0 billion as of December 31, 2017 and 2016, respectively, and the fair values of long-term debt were $18.6 billion and $15.2 billion as of December 31, 2017 and 2016, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2017, and require management judgment. These figures may not be indicative of future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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
Financial Assets Carried At Other Than Fair Value
Loans, net
Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans the Company uses a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar loans and the lack of observable pricing inputs thereof, the Company uses various inputs derived from an equivalent securitization market to estimate fair value. Such inputs include projected income, pay-down rates, discount rates, relevant credit costs and cost of funding assumptions. The valuation does not include economic value attributable to future receivables generated by the accounts associated with the loans.

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

Financial Liabilities Carried At Other Than Fair Value

Certificates of Deposit
Certificates of deposit (CDs) are recorded at their historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using a discounted cash flow methodology based on the future cash flows and the discount rate that reflects the current market rates for similar types of CDs within similar markets.
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

NONRECURRING FAIR VALUE MEASUREMENTS

The Company has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if determined to be impaired. During the years ended December 31, 2017 and 2016, the Company did not have any material assets that were measured at fair value due to impairment.

NOTE 16

GUARANTEES

As of December 31, 2017, the maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by the Company in the ordinary course of business were $1 billion and $52 million, respectively, and related primarily to the Company’s real estate and business dispositions. As of December 31, 2016, the maximum potential undiscounted future payments and related liability were $48 billion and $86 million, respectively. Amounts related to the Company’s Card Member protection plans were included as of December 31, 2016, in addition to its real estate and business dispositions.

To date, the Company has not experienced any significant losses related to guarantees or indemnifications. The Company’s recognition of these instruments is at fair value. In addition, the Company establishes reserves when a loss is probable and the amount can be reasonably estimated.

NOTE 17

COMMON AND PREFERRED SHARES

The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2017	2016	2015
Common shares authorized (billions)(a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	904	969	1,023
Repurchases of common shares	(50)	(70)	(59)
Other, primarily stock option exercises and restricted stock awards granted	5	5	5
Shares issued and outstanding as of December 31	859	904	969
(a)	Of the common shares authorized but unissued as of December 31, 2017, approximately 29 million shares are reserved for issuance under employee stock and employee benefit plans.

On September 26, 2016, the Board of Directors authorized the repurchase of 150 million of common shares over time in accordance with the Company’s capital distribution plans submitted to the Board of Governors of the Federal Reserve System (the Federal Reserve) and subject to market conditions. This authorization replaces all prior repurchase authorizations. During 2017, 2016 and 2015, the Company repurchased 50 million common shares with a cost basis of $4.3 billion, 70 million common shares with a cost basis of $4.4 billion, and 59 million common shares with a cost basis of $4.5 billion, respectively. The cost basis includes commissions paid of $2.9 million, $1.2 million and $1.1 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had approximately 85 million common shares remaining under the Board share repurchase authorization. Such authorization does not have an expiration date.
Common shares are generally retired by the Company upon repurchase (except for 2.9 million, 3.0 million and 3.0 million shares held as treasury shares as of December 31, 2017, 2016 and 2015, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $217 million, $197 million and $242 million as of December 31, 2017, 2016 and 2015, respectively, are included as a reduction to additional paid-in capital in shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES

The Board of Directors is authorized to permit the Company to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. The Company has the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of December 31, 2017:

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
There were no warrants issued and outstanding as of December 31, 2017, 2016 and 2015.

NOTE 18

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

AOCI is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities		Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2014		$96	$(1,499)	$(516)	$(1,919)
Net unrealized losses		(37)	―	―	(37)
Decrease due to amounts reclassified into earnings		(1)	(1)	―	(2)
Net translation loss of investments in foreign operations		―	(1,122)	―	(1,122)
Net gains related to hedges of investments in foreign operations		―	578	―	578
Pension and other postretirement benefit		―	―	(32)	(32)
Net change in accumulated other comprehensive loss		(38)	(545)	(32)	(615)
Balances as of December 31, 2015		58	(2,044)	(548)	(2,534)
Net unrealized losses		(45)	―	―	(45)
(Decrease) increase due to amounts reclassified into earnings		(6)	4	―	(2)
Net translation loss of investments in foreign operations		―	(503)	―	(503)
Net gains related to hedges of investment in foreign operations		―	281	―	281
Pension and other postretirement benefit		―	―	19	19
Net change in accumulated other comprehensive (loss) income		(51)	(218)	19	(250)
Balances as of December 31, 2016		7	(2,262)	(529)	(2,784)
Net unrealized losses		(7)	―	―	(7)
Decrease due to amounts reclassified into earnings		―	(7)	―	(7)
Net translation gain of investments in foreign operations(a)		―	678	―	678
Net losses related to hedges of investment in foreign operations		―	(370)	―	(370)
Pension and other postretirement benefit		―	―	62	62
Net change in accumulated other comprehensive (loss) income		(7)	301	62	356
Balances as of December 31, 2017	$	―	$(1,961)	$(467)	$(2,428)
(a)	Includes $289 million of recognized tax benefits in the year ended December 31, 2017 (refer to Note 21).
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:
	Tax expense (benefit)
(Millions)	2017	2016	2015
Investment securities	$(4)	$(27)	$(20)
Foreign currency translation adjustments(a)	(172)	(15)	(124)
Net investment hedges	(215)	139	340
Pension and other postretirement benefit	7	37	―
Total tax impact	$(384)	$134	$196

(a)    Includes $289 million of recognized tax benefits in the year ended December 31, 2017 (refer to Note 21).

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the years ended December 31:

		Gains (losses) recognized in earnings
Description (Millions)	Income Statement Line Item	2017		2016
Available-for-sale securities
Reclassifications for previously unrealized net gains on investment securities	Other non-interest revenues	$	―	$9
Related income tax expense	Income tax provision		―	(3)
Reclassification to net income related to available-for-sale securities			―	6
Foreign currency translation adjustments
Reclassification of realized losses on translation adjustments and related net investment hedges	Other expenses		(7)	(4)
Related income tax benefit	Income tax provision		14	―
Reclassification to net income related to foreign currency translation adjustments			7	(4)
Total			$7	$2

NOTE 19

NON-INTEREST REVENUE AND EXPENSE DETAIL

The following is a detail of Other fees and commissions for the years ended December 31:

(Millions)	2017	2016	2015
Delinquency fees	$888	$762	$788
Foreign currency conversion fee revenue	851	809	852
Loyalty coalition-related fees	453	410	379
Travel commissions and fees	354	338	349
Service fees	309	291	361
Other(a)	167	143	137
Total Other fees and commissions	$3,022	$2,753	$2,866
(a)	Other primarily includes fees related to Membership Rewards programs.

The following is a detail of Other revenues for the years ended December 31:
(Millions)	2017	2016	2015
Global Network Services partner revenues	$615	$654	$640
Other(a)	1,117	1,375	1,393
Total Other revenues	$1,732	$2,029	$2,033

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

The following is a detail of Other expenses for the years ended December 31:

(Millions)	2017	2016	2015
Professional services	$2,070	$2,583	$2,750
Occupancy and equipment	2,019	1,838	1,854
Communications	276	302	345
Gain on sale of HFS portfolios(a)	―	(1,218)	―
Other(b)	1,411	1,657	1,844
Total Other expenses	$5,776	$5,162	$6,793
(a)	Refer to Note 2 for additional information.
(b)
Other expense primarily includes general operating expenses, goodwill and technology impairment costs (refer to Note 2), Card and merchant-related fraud losses, foreign currency-related gains and losses (including the favorable impact from the reassessment of the functional currency of certain UK legal entities in the year ended December 31, 2015) and insurance costs. In addition, beginning December 1, 2015 through to the portfolio sale completion dates, included the valuation allowance adjustment associated with the HFS portfolios.

NOTE 20

RESTRUCTURING

The Company initiates restructuring programs to support new business strategies and to enhance its overall effectiveness and efficiency. In connection with these programs, the Company typically will incur severance and other exit costs.
The following table summarizes the Company’s restructuring reserves activity for the years ended December 31, 2017, 2016 and 2015:

(Millions)	Severance	Other(a)	Total
Liability balance as of December 31, 2014	$435	$35	$470
Restructuring charges, net of $61 in revisions(b)	(33)	7	(26)
Payments	(141)	(14)	(155)
Other non-cash(c)	(23)	(5)	(28)
Liability balance as of December 31, 2015	238	23	261
Restructuring charges, net of $81 in revisions(b)	305	24	329
Payments	(171)	(21)	(192)
Other non-cash(c)	(12)	(3)	(15)
Liability balance as of December 31, 2016	360	23	383
Restructuring charges(d)	34	8	42
Payments	(219)	(16)	(235)
Other non-cash(c)	11	(2)	9
Liability balance as of December 31, 2017(e)	$186	$13	$199
(a)	Other primarily includes facility exit and contract termination costs.
(b)	Revisions primarily relate to higher than anticipated redeployments of displaced employees to other positions within the Company, business changes and modifications to existing initiatives.
(c)	Consists primarily of foreign exchange impacts and other non-cash charges.
(d)	Net revisions to existing restructuring reserves were immaterial for the year ended December 31, 2017.
(e)
The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2018, and to a lesser extent certain contractual long-term severance arrangements and lease obligations are expected to be completed in 2019 and 2023, respectively.

Restructuring charges related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while charges pertaining to other exit costs are included in occupancy and equipment and other expenses.
The following table summarizes the Company’s restructuring charges, net of revisions, by reportable operating segment and Corporate & Other for the year ended December 31, 2017, and the cumulative amounts relating to the restructuring programs that were in progress during 2017 and initiated at various dates between 2011 and 2017.
	2017	Cumulative Restructuring Expense Incurred To Date On In-Progress Restructuring Programs
(Millions)	Total Restructuring Charges, net revisions	Severance	Other		Total
USCS	$(8)	$54	$	―	$54
ICNS	(6)	132		―	132
GCS	(10)	85		8	93
GMS	5	40		―	40
Corporate & Other	61	322		81	403	(a)
Total	$42	$633		$89	$722	(b)
(a)
Corporate & Other includes certain severance and other charges of $336  million related to companywide support functions which were not allocated to the Company’s reportable operating segments, as these were corporate initiatives, which is consistent with how such charges were reported internally.

(b)
As of December 31, 2017, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

NOTE 21
INCOME TAXES
The Tax Act, enacted by the U.S. government on December 22, 2017, makes broad and complex changes to the U.S. tax code which will require time to interpret. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act.  SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act required under ASC 740 “Implementation Guidance on Accounting for Uncertainty in Income Taxes” to be reported in the period of enactment.  Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements.  For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.

The Company has recorded a discrete net charge of $2.6 billion in the period ended December 31, 2017 related to the Tax Act. For the reasons stated below, the Company requires additional time to complete its analysis of the impacts of the Tax Act and therefore its accounting for the Tax Act is provisional.
•
Impacts of Deemed Repatriation: The Tax Act imposed a one-time transition tax on unrepatriated post-1986 accumulated earnings and profits of certain foreign subsidiaries (E&P). To calculate this tax, the Company must determine the cumulative amount of E&P, as well as the amount of foreign taxes paid on such earnings. In addition, the Company made a decision to no longer assert that the accumulated post-1986 E&P of its non-U.S. subsidiaries that are subject to this one-time transition tax are intended to be permanently reinvested outside the United States. As a result, the Company recorded a deferred tax liability for the state income and foreign withholding tax consequences of any future cash dividends paid from such E&P. The Company has recorded reasonable estimates based on data available for both the deemed repatriation tax for 2017 of $1.7 billion and the deferred state income and foreign withholding taxes on potential future distributions of these earnings of $0.3 billion. Until the Company fully completes its analysis, the accounting for these items is provisional.

•
Remeasurement of Deferred Tax Assets and Liabilities: The Company has recorded a deferred charge of $0.6 billion related to the remeasurement of its U.S. federal net deferred tax assets for 2017. This charge reflects the change in the corporate tax rate from 35 percent to 21 percent, effective January 1, 2018, as well as other provisions of the Tax Act. Certain components of the remeasurement are reasonable estimates based on available information. Until the Company fully completes its analysis of all components, the accounting for the remeasurement of the Company’s net deferred tax assets is provisional.

The Company will complete its analysis of, and finalize its accounting for, these provisional estimates during the one-year measurement period as prescribed by SAB 118.
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:
(Millions)	2017	2016	2015
Current income tax expense:
U.S. federal(a)	$3,408	$2,179	$2,107
U.S. state and local	259	272	335
Non-U.S.	386	342	416
Total current income tax expense	4,053	2,793	2,858
Deferred income tax (benefit) expense:
U.S. federal(b)	541	(45)	(23)
U.S. state and local	(7)	(8)	(5)
Non-U.S.	91	(52)	(55)
Total deferred income tax (benefit) expense	625	(105)	(83)
Total income tax expense	$4,678	$2,688	$2,775
(a)	2017 includes a charge of $1.7 billion related to the Tax Act deemed repatriation tax on certain non-U.S. earnings.
(b)
2017 includes charges related to the Tax Act of $0.6 billion due to the remeasurement of certain federal net deferred tax assets to the lower federal tax rate of 21 percent and $0.3 billion due to deferred state income and foreign withholding tax consequences of future cash distributions from non-U.S. subsidiaries.

A reconciliation of the U.S. federal statutory rate of 35 percent as of December 31, 2017, to the Company’s actual income tax rate for the years ended December 31 on continuing operations was as follows:
	2017	2016	2015
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1.7)	(1.7)	(1.7)
State and local income taxes, net of federal benefit	2.3	2.7	2.8
Non-U.S. subsidiaries’ earnings(a)	(5.7)	(2.0)	(1.8)
Tax settlements(b)	(0.7)	(0.6)	(0.2)
Non deductible expenses(c)	―	―	0.9
U.S. Tax Act(d)	34.8	―	―
Other	(0.9)	(0.2)	―
Actual tax rates	63.1%	33.2%	35.0%
(a)
Results for all years primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. In addition, 2017 included tax benefits of $156 million, which decreased the actual tax rate by 2.1 percent, related to the realization of certain foreign tax credits.

(b)	Relates to the resolution of tax matters in various jurisdictions.
(c)	Relates to the nondeductible portion of the Prepaid Services goodwill impairment in 2015.
(d)	Relates to the $2.6 billion charge for the impacts of the Tax Act.
The Company records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. In particular, the 2017 balances were reduced to reflect the remeasurement of certain federal net deferred tax assets due to the enacted lower federal tax rate of 21 percent.
The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:
(Millions)	2017	2016
Deferred tax assets:
Reserves not yet deducted for tax purposes	$2,724	$3,889
Employee compensation and benefits	403	595
Other	409	592
Gross deferred tax assets	3,536	5,076
Valuation allowance	(46)	(54)
Deferred tax assets after valuation allowance	3,490	5,022
Deferred tax liabilities:
Intangibles and fixed assets	1,057	1,691
Deferred revenue	306	441
Deferred interest	183	305
Investment in joint ventures	137	209
Other	259	121
Gross deferred tax liabilities	1,942	2,767
Net deferred tax assets	$1,548	$2,255

A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances as of December 31, 2017 and 2016 are associated with net operating losses and other deferred tax assets in certain non-U.S. operations of the Company.
Net income taxes paid by the Company during 2017, 2016 and 2015, were approximately $1.4 billion, $3.0 billion and $3.4 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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

The following table presents changes in unrecognized tax benefits:

(Millions)	2017	2016	2015
Balance, January 1	$974	$870	$909
Increases:
Current year tax positions	200	167	81
Tax positions related to prior years	39	117	177
Decreases:
Tax positions related to prior years(a)	(289)	(81)	(256)
Settlements with tax authorities	(77)	(76)	(15)
Lapse of statute of limitations	(26)	(22)	(26)
Effects of foreign currency translations	―	(1)	―
Balance, December 31	$821	$974	$870
(a)	Decrease due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in AOCI.
Included in the unrecognized tax benefits of $0.8 billion, $1.0 billion and $0.9 billion for December 31, 2017, 2016 and 2015, respectively, are approximately $723 million, $516 million and $502 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $324 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $324 million of unrecognized tax benefits, approximately $295 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2017 the Company recognized a benefit of approximately $90 million for interest and penalties. For the years ended December 31, 2016 and 2015, the Company recognized approximately $9 million and $38 million, respectively, in expenses for interest and penalties.   The interest expense benefit in 2017 includes approximately $56 million related to the resolution of an uncertain tax position with the IRS in January 2017, which had no net impact on the income tax provision.
The Company had approximately $83 million and $173 million accrued for the payment of interest and penalties as of December 31, 2017 and 2016, respectively.
During the year ended December 31, 2017, the Company filed a request with the IRS for a change in the method of accounting for certain expenditures.  If approved, the Company will claim approximately $2.6 billion of additional tax deductions on its 2017 U.S. tax return and record a tax benefit of approximately $360 million. Such benefit has not yet been reported by the Company, as affirmative consent of the IRS is required to make the change.

NOTE 22

EARNINGS PER COMMON SHARE (EPS)

The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2017	2016	2015
Numerator:
Basic and diluted:
Net income	$2,736	$5,408	$5,163
Preferred dividends	(81)	(80)	(62)
Net income available to common shareholders	2,655	5,328	5,101
Earnings allocated to participating share awards(a)	(21)	(43)	(38)
Net income attributable to common shareholders	$2,634	$5,285	$5,063
Denominator:(a)
Basic: Weighted-average common stock	883	933	999
Add: Weighted-average stock options(b)	3	2	4
Diluted	886	935	1,003

Basic EPS	$2.98	$5.67	$5.07
Diluted EPS	$2.97	$5.65	$5.05
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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.6 million, 2.4 million and 0.5 million of options for the years ended December 31, 2017, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 23

REGULATORY MATTERS AND CAPITAL ADEQUACY

The Company is supervised and regulated by the Federal Reserve and is subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. The Company’s two U.S. bank operating subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (American Express Bank and together with Centurion Bank, the Banks), are subject to supervision and regulation, including similar regulatory capital requirements by the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC), respectively.
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
As of December 31, 2017 and 2016, the Company and the Banks met all capital requirements to which each was subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.

The following table presents the regulatory capital ratios for the Company and the Banks:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 Capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio
December 31, 2017:(a)
American Express Company	$13,189	$14,721	$17,142	9.0%	10.1%	11.8%	8.6%
American Express Centurion Bank	5,954	5,954	6,547	12.7	12.7	14.0	10.2
American Express Bank, FSB	6,065	6,065	6,653	12.9	12.9	14.2	11.7
December 31, 2016:(a)
American Express Company	$16,134	$17,665	$19,893	12.3%	13.5%	15.2%	11.6%
American Express Centurion Bank	6,134	6,134	6,600	16.5	16.5	17.8	16.2
American Express Bank, FSB	6,681	6,681	7,194	16.3	16.3	17.5	13.9

Well-capitalized ratios(b)				6.5%	8.0%	10.0%	5.0	% (c)
Basel III Standards 2017(d)				5.8%	7.3%	9.3%	4.0%
(a)
As a Basel III advanced approaches institution in parallel run, capital ratios are reported using Basel III capital definitions, inclusive of transition provisions, and risk-weighted assets using the Basel III standardized approach.

(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC for the year ended December 31, 2017.
(c)
Represents requirements for banking subsidiaries to be considered “well-capitalized” pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no CET1 capital ratio or Tier 1 leverage ratio requirement for a bank holding company to be considered “well-capitalized.”

(d)
Transitional Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve for calendar year 2017 for advanced approaches institutions. The additional capital conservation buffer does not apply to Tier 1 leverage ratio.

RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of the Company’s subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on the Company’s shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2017, the aggregate amount of net assets of subsidiaries that are restricted to be transferred to the Company was approximately $9.3 billion.

BANK HOLDING COMPANY DIVIDEND RESTRICTIONS

The Company is limited in its ability to pay dividends by the Federal Reserve, which could prohibit a dividend that would be considered an unsafe or unsound banking practice. It is the policy of the Federal Reserve that bank holding companies generally should pay dividends on preferred and common stock only out of net income available to common shareholders generated over the past year, and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, bank holding companies are required by statute to be a source of strength to their insured depository institution subsidiaries and should not maintain dividend levels that undermine their ability to do so. On an annual basis, the Company is required to develop and maintain a capital plan, which includes planned dividends over a two-year horizon. The Company may be limited in its ability to pay dividends if the Federal Reserve objects to its capital plan.
In addition, the Capital Rules include a capital conservation buffer which is being phased in from January 1, 2016 through January 1, 2019. The Capital Rules also include a countercyclical capital buffer, which is currently set at zero but which could be increased by the Federal Reserve in the future. These buffers can be satisfied only with CET1 capital. If the Company’s risk-based capital ratios were to fall below the applicable buffer levels, the Company would be subject to certain restrictions on dividends, stock repurchases and other capital distributions, as well as discretionary bonus payments to executive officers.

BANKS’ DIVIDEND RESTRICTIONS
In the year ended December 31, 2017, Centurion Bank and American Express Bank paid dividends from retained earnings to their parent of $1.9 billion and $2.6 billion, respectively.
The Banks are limited in their ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and American Express Bank from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards.  The Banks must maintain a capital conservation buffer (and countercyclical buffer if in effect). If the Banks’ risk-based capital ratios do not satisfy minimum requirements plus the combined capital conservation buffer (and the countercyclical capital buffer, if applicable), they will face graduated constraints on dividends and other capital distributions based on the amount of the shortfall. As of December 31, 2017, the Banks’ aggregate retained earnings available for the payment of dividends was $3.8 billion. In determining the dividends to pay their parent, the Banks must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, the Banks’ banking regulators have authority to limit or prohibit the payment of a dividend by the Banks under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 24

SIGNIFICANT CREDIT CONCENTRATIONS

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. The Company’s customers operate in diverse industries, economic sectors and geographic regions.

The following table details the Company’s maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2017	2016
On-balance sheet:
Individuals(a)	$112	$98
Institutions(b)	20	18
Financial Services(c)	35	28
U.S. Government and agencies(d)	3	3
Total on-balance sheet	170	147
(a)	Primarily reflects loans and receivables from global consumer and small business Card Members, which are governed by individual credit risk management.
(b)	Primarily reflects loans and receivables from global corporate Card Members, which are governed by institutional credit risk management.
(c)	Represents banks, broker-dealers, insurance companies and savings and loan associations.
(d)	Represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities.

As of December 31, 2017 and 2016, the Company’s most significant concentration of credit risk was with individuals, including Card Member loans and receivables. These amounts are generally advanced on an unsecured basis. However, the Company reviews each potential customer’s credit application and evaluates the applicant’s financial history and ability and willingness to repay. The Company also considers credit performance by customer tenure, industry and geographic location in managing credit exposure.
The following table details the Company’s Card Member loans and receivables exposure (including unused lines-of-credit available to Card Members as part of established lending product agreements) in the United States and outside the United States as of December 31:
(Billions)	2017	2016
On-balance sheet:
U.S.	$102	$93
Non-U.S.	25	20
On-balance sheet	127	113
Unused lines-of-credit:(a)
U.S.	224	203
Non-U.S.	49	39
Total unused lines-of-credit	$273	$242
(a)
Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Because the Company’s charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable, and therefore is not reflected in unused credit available to Card Members.

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
The following is a brief description of the primary business activities of the Company’s four reportable operating segments:
•	USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including travel services.
•
ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services outside the United States.

•	GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
•
GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging the Company’s global integrated network. GMS also operates loyalty coalition businesses in certain countries around the world.

Corporate functions and certain other businesses and operations are included in Corporate & Other.

The following table presents certain selected financial information for the Company’s reportable operating segments and Corporate & Other as of or for the years ended December 31, 2017, 2016 and 2015:

(Millions, except where indicated)	USCS	ICNS	GCS	GMS	Corporate & Other (a)	Consolidated
2017
Non-interest revenues	$7,923	$5,052	$9,463	$4,333	$259	$27,030
Interest income	5,755	1,029	1,361	1	407	8,553
Interest expense	742	251	540	(262)	841	2,112
Total revenues net of interest expense	12,936	5,830	10,284	4,596	(175)	33,471
Total provisions	1,630	367	744	15	3	2,759
Pretax income (loss) from continuing operations	2,803	1,093	2,999	2,389	(1,870)	7,414
Income tax provision (benefit)	912	181	972	815	1,798	4,678
Net income (loss)	1,891	912	2,027	1,574	(3,668)	2,736
Total assets (billions)	$94	$39	$53	$29	$(34)	$181
2016
Non-interest revenues	$7,874	$4,785	$9,007	$4,235	$447	$26,348
Interest income	5,082	922	1,209	1	261	7,475
Interest expense	536	219	401	(237)	785	1,704
Total revenues net of interest expense	12,420	5,488	9,815	4,473	(77)	32,119
Total provisions (b)	1,065	325	604	25	7	2,026
Pretax income (loss) from continuing operations	3,881	818	2,945	2,295	(1,843)	8,096
Income tax provision (benefit)	1,368	163	1,036	837	(716)	2,688
Net income (loss)	2,513	655	1,909	1,458	(1,127)	5,408
Total assets (billions)	$87	$36	$47	$24	$(35)	$159
2015
Non-interest revenues	$8,479	$4,627	$8,930	$4,471	$389	$26,896
Interest income	5,198	945	1,175	1	226	7,545
Interest expense	488	235	365	(211)	746	1,623
Total revenues net of interest expense	13,189	5,337	9,740	4,683	(131)	32,818
Total provisions (b)	1,064	300	588	31	5	1,988
Pretax income (loss) from continuing operations	3,677	904	3,164	2,381	(2,188)	7,938
Income tax provision (benefit)	1,322	220	1,142	882	(791)	2,775
Net income (loss)	2,355	684	2,022	1,499	(1,397)	5,163
Total assets (billions)	$93	$35	$45	$24	$(36)	$161
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)
Beginning December 1, 2015 through to the sale completion dates, in the USCS and GCS segments, total provisions did not include credit costs related to Card Member loans and receivables HFS, which were reported in Other expenses through a valuation allowance adjustment.

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

GEOGRAPHIC OPERATIONS

The following table presents the Company’s total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	United States	EMEA	(a)	JAPA	(a)	LACC	(a)	Other Unallocated (b)	Consolidated
2017
Total revenues net of interest expense	$24,737	$3,583		$3,204		$2,396		$(449)	$33,471
Pretax income (loss) from continuing operations	7,071	898		602		610		(1,767)	7,414
2016
Total revenues net of interest expense	$24,133	$3,248		$3,052		$2,274		$(588)	$32,119
Pretax income (loss) from continuing operations	8,202	482		559		597		(1,744)	8,096
2015
Total revenues net of interest expense	$24,927	$3,293		$2,791		$2,412		$(605)	$32,818
Pretax income (loss) from continuing operations	7,500	544		587		693		(1,386)	7,938
(a)	EMEA represents Europe, the Middle East and Africa; JAPA represents Japan, Asia/Pacific and Australia; and LACC represents Latin America, Canada and the Caribbean.
(b)
Other Unallocated includes net costs which are not directly allocable to specific geographic regions, including costs related to the net negative interest spread on excess liquidity funding and executive office operations expenses.

NOTE 26

PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2017	2016	2015
Revenues
Non-interest revenues
Other	358	391	400
Total non-interest revenues	358	391	400
Interest income	258	196	172
Interest expense	493	515	526
Total revenues net of interest expense	123	72	46
Expenses
Salaries and employee benefits	362	388	341
Other	553	510	443
Total expenses	915	898	784
Pretax loss	(792)	(826)	(738)
Income tax benefit	(354)	(327)	(268)
Net loss before equity in net income of subsidiaries and affiliates	(438)	(499)	(470)
Equity in net income of subsidiaries and affiliates	3,174	5,907	5,633
Net income	$2,736	$5,408	$5,163

PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2017	2016
Assets
Cash and cash equivalents	$4,726	$5,229
Investment securities	1	1
Equity in net assets of subsidiaries and affiliates	18,191	20,522
Accounts receivable, less reserves	103	513
Premises and equipment, less accumulated depreciation: 2017, $9; 2016, $96	5	30
Loans to subsidiaries and affiliates	11,664	7,620
Due from subsidiaries and affiliates	1,962	867
Other assets	252	277
Total assets	36,904	35,059
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	3,076	1,531
Due to subsidiaries and affiliates	175	619
Short-term debt of subsidiaries and affiliates	2,731	4,044
Long-term debt	12,695	8,364
Total liabilities	18,677	14,558
Shareholders’ Equity
Preferred Shares	―	―
Common shares	172	181
Additional paid-in capital	12,210	12,733
Retained earnings	8,273	10,371
Accumulated other comprehensive loss	(2,428)	(2,784)
Total shareholders’ equity	18,227	20,501
Total liabilities and shareholders’ equity	$36,904	$35,059

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$2,736	$5,408	$5,163
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(3,174)	(5,903)	(5,633)
Dividends received from subsidiaries and affiliates	5,755	4,999	5,331
Other operating activities, primarily with subsidiaries and affiliates	659	(102)	332
Net cash provided by operating activities	5,976	4,402	5,193
Cash Flows from Investing Activities
Purchase of investments	―	―	(3.00)
Purchase of premises and equipment	―	(1)	(29)
Loans to subsidiaries and affiliates	(4,044)	4,142	(3,952)
Investments in subsidiaries and affiliates	―	(25)	―
Net cash provided by (used in) investing activities	(4,044)	4,116	(3,984)
Cash Flows from Financing Activities
Proceeds from long-term debt	5,900	―	―
Payments on long-term debt	(1,500)	(1,350)	―
Short-term debt of subsidiaries and affiliates	(1,313)	(2,879)	986
Issuance of American Express preferred shares	―	―	841
Issuance of American Express common shares and other	129	176	192
Repurchase of American Express common shares	(4,400)	(4,430)	(4,480)
Dividends paid	(1,251)	(1,206)	(1,172)
Net cash (used in) provided by financing activities	(2,435)	(9,689)	(3,633)
Net (decrease) increase in cash and cash equivalents	(503)	(1,171)	(2,424)
Cash and cash equivalents at beginning of year	5,229	6,400	8,824
Cash and cash equivalents at end of year	$4,726	$5,229	$6,400

NOTE 27

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions, except per share amounts)	2017				2016
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Total revenues net of interest expense	$8,839	$8,436	$8,307	$7,889	$8,022	$7,774	$8,235	$8,088
Pretax income	1,821	1,827	1,949	1,817	1,161	1,735	3,016	2,184
Net income (loss)	(1,197)	1,356	1,340	1,237	825	1,142	2,015	1,426
Earnings Per Common Share — Basic:
Net income attributable to common shareholders(a)	$(1.41)	$1.51	$1.47	$1.34	$0.88	$1.21	$2.11	$1.45
Earnings Per Common Share — Diluted:
Net income attributable to common shareholders(a)	(1.41)	1.50	1.47	1.34	0.88	1.20	2.10	1.45
Cash dividends declared per common share	0.35	0.35	0.32	0.32	0.32	0.32	0.29	0.29
Common share price:
High	100.53	90.77	85.39	82.00	75.74	66.71	67.34	68.18
Low	$90.04	$83.33	$75.51	$74.74	$59.50	$58.25	$57.15	$50.27
(a)
Represents net income, less (i) earnings allocated to participating share awards of $2 million, $11 million,  $11 million and $10 million for the quarters ended December 31, September 30, June 30 and March 31, 2017, respectively, and  $6 million, $9 million, $17 million and $11 million for the quarters ended December 31, September 30, June 30 and March 31, 2016, respectively, and (ii) dividends on preferred shares of $20 million, $21 million, $19 million and  $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2017, respectively, and $19 million, $21 million, $19 million and $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2016, respectively.

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
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B.	OTHER INFORMATION
On January 22, 2018, the Compensation and Benefits Committee of our Board of Directors approved certain arrangements for Kenneth Chenault, our recently retired Chairman and Chief Executive Officer.
We have agreed to provide an annual stipend of $300,000 per year to Mr. Chenault for office space with administrative support for use after retirement (consistent with past practice for retiring chief executive officers) for a period of nine years (the year Mr. Chenault turns age 75), with an additional one-time set-up payment of $500,000 plus appropriate office hardware on a one-time basis. We have also agreed to provide Mr. Chenault with a driver for ground transportation security for one year.
Consistent with prior arrangements with Mr. Chenault, on February 13, 2018, Stephen J. Squeri, our Chairman and Chief Executive Officer, entered into a Time Sharing Agreement with American Express Travel Related Services Company, Inc. (TRS) providing for Mr. Squeri’s reimbursement of TRS for incremental costs in excess of $200,000 per year for his personal travel using our corporate aircraft, which our security policy requires him to use for all travel purposes.  This summary is qualified in its entirety by the terms of the Time Sharing Agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

On February 14, 2018, the Compensation and Benefits Committee of our Board of Directors approved an increase to the annual base salary (effective February 16, 2018) of Douglas E. Buckminster in connection with Mr. Buckminster’s promotion to Group President, Global Consumer Services. Mr. Buckminster’s base salary has been increased from $750,000 per annum to $900,000 per annum. In addition, Mr. Buckminster will be eligible to earn an annual cash incentive award of $2.9 million and annual long-term incentive awards consisting of cash, restricted stock units and stock options with a value of $4.3 million.

PART III

ITEMS 10, 11, 12 and 13.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2018 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 7, 2018, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
•	Information included under the caption “Corporate Governance at American Express — Our Board’s Independence”
•	Information included under the caption “Corporate Governance at American Express —Board Committees — Board Committee Responsibilities”
•	Information included under the caption “Proxy Summary and Voting Roadmap – Item 1 Election of Directors For a Term of One Year – Director Attendance”
•	Information included under the caption “Corporate Governance at American Express —Compensation of Directors”
•	Information included under the caption “Stock Ownership Information”
•	Information included under the caption “Corporate Governance at American Express — Item 1 — Election of Directors for a Term of One Year”
•	Information included under the caption “Executive Compensation”
•	Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”
•	Information under the caption “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance”
In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Report.
We have adopted a set of Corporate Governance Principles, which together with the charters of the six standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Innovation and Technology; Nominating and Governance; Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all our other employees) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations website at http://ir.americanexpress.com. We also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Controller, on our website. You may also access our Investor Relations website through our main website at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our headquarters.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 7, 2018, is incorporated herein by reference.

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
February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.
/s/ STEPHEN J. SQUERI	/s/ ANNE LAUVERGEON
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Anne Lauvergeon Director

/s/ JEFFREY C. CAMPBELL	/s/ MICHAEL O. LEAVITT
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer	Michael O. Leavitt Director

/s/ LINDA ZUKAUCKAS	/s/ THEODORE J. LEONSIS
Linda Zukauckas Executive Vice President and Corporate Controller	Theodore J. Leonsis Director
(Principal Accounting Officer)

/s/ CHARLENE BARSHEFSKY	/s/ RICHARD C. LEVIN
Charlene Barshefsky Director	Richard C. Levin Director

/s/ JOHN J. BRENNAN	/s/ SAMUEL J. PALMISANO
John J. Brennan Director	Samuel J. Palmisano Director

/s/ URSULA M. BURNS	/s/ DANIEL L. VASELLA
Ursula M. Burns Director	Daniel L. Vasella Director

/s/ PETER CHERNIN	/s/ ROBERT D. WALTER
Peter Chernin Director	Robert D. Walter Director

/s/ RALPH DE LA VEGA	/s/ RONALD A. WILLIAMS
Ralph de la Vega Director	Ronald A. Williams Director
February 16, 2018

Appendix

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the “MD&A”, “Consolidated Financial Statements” and notes thereto. The disclosures presented are excluding amounts associated with Card Member loans and receivables HFS, unless otherwise indicated. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

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

	2017			2016			2015
Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Millions, except percentages)	Balance(a)	Income	Yield	Balance (a)	Income	Yield	Balance (a)	Income	Yield

Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$24,510	$277	1.1%	$21,282	$116	0.5%	$19,255	$50	0.3%
Non-U.S.	1,773	17	1.0	1,884	11	0.6	2,137	16	0.7
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	80	6	7.5	110	5	4.5	188	6	3.2
Short-term investment securities
U.S.	182	1	0.5	170	―	―	12	―	―
Non-U.S.	1,070	7	0.7	551	4	0.7	393	3	0.8
Card Member loans, including loans HFS (c)(d)
U.S.	58,853	6,884	11.7	58,900	6,160	10.5	61,911	6,258	10.1
Non-U.S.	7,847	1,038	13.2	6,828	907	13.3	7,093	930	13.1
Other loans (c)
U.S.	1,887	195	10.3	1,077	110	10.2	891	93	10.4
Non-U.S.	148	27	18.2	150	28	18.7	154	28	18.2
Taxable investment securities (e)
U.S.	1,216	24	2.0	721	12	1.7	607	10	1.7
Non-U.S.	547	17	3.1	543	15	2.8	535	14	2.7
Non-taxable investment securities (e)
U.S.	1,510	48	4.9	2,390	104	6.9	3,083	133	6.9
Other assets (f)
Primarily U.S.	1	12	n.m.	1	3	n.m.	1	4	n.m.
Total interest-earning assets (g)	$99,624	$8,553	8.6%	$94,607	$7,475	8.0%	$96,260	$7,545	7.9%
U.S.	88,159	7,441		84,541	6,505		85,760	6,548
Non-U.S.	11,465	1,112		10,066	970		10,500	997

n.m. Denotes rates determined to not be meaningful.
(a)	Averages based on month-end balances.
(b)
Amounts include (i) average interest-bearing restricted cash balances of $868 million, $358 million and $818 million for 2017, 2016 and 2015, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)
Average non-accrual loans were included in the average Card Member loan balances in amounts of $187 million, $173 million and $202 million in U.S. for 2017, 2016 and 2015, respectively. Average other loan balances for U.S. include average non-accrual loans of $3 million, $5 million and $1 million for 2017, 2016 and 2015, respectively. Average non-accrual loans are considered to determine the average yield on loans.

(d)
Amounts for 2016 and 2015 included average Card Member loans HFS of $5,828 million and $1,143 million, respectively, and the associated interest income. During the first half of 2016, the Company completed the sales of substantially all of its outstanding Card Member loans HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

(e)
Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent. Effective January 1, 2018, the U.S. federal statutory tax rate was reduced to 21 percent.

(f)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(g)	The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (e).

	2017	2016	2015
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)

Non-interest-earning assets
Cash and due from banks
U.S.	$2,393	$2,653	$2,501
Non-U.S.	489	478	565
Card Member receivables, net, including receivables HFS(b)			+
U.S.	21,262	22,622	22,126
Non-U.S.	27,621	22,102	21,667
Other receivables, net
U.S.	1,722	1,720	1,678
Non-U.S.	1,103	1,093	1,032
Reserves for Card Member and other loans losses
U.S.	(1,264)	(961)	(1,004)
Non-U.S.	(177)	(150)	(153)
Other assets (c)			+
U.S.	10,726	10,189	10,218
Non-U.S.	3,889	3,947	3,837
Total non-interest-earning assets	67,764	63,693	62,467
U.S.	34,839	36,223	35,519
Non-U.S.	32,925	27,470	26,948
Total assets	$167,388	$158,300	$158,727
U.S.	122,998	120,764	121,279
Non-U.S.	44,390	37,536	37,448

Percentage of total average assets attributable to non-U.S. activities	26.5%	23.7%	23.6%
(a)	Averages based on month-end balances.
(b)
Amounts for 2016 and 2015 included average Card Member receivables HFS of $51 million and $10 million, respectively. During the first half of 2016, the Company completed the sale of substantially all of its outstanding Card Member receivables HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

(c)	Includes premises and equipment, net of accumulated depreciation and amortization.

	2017			2016			2015
Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Millions, except percentages)	Balance(a)	Expense	Rate	Balance(a)	Expense	Rate	Balance(a)	Expense	Rate

Interest-bearing liabilities
Customer deposits
U.S.
Savings	$42,134	$471	1.1%	$39,975	$334	0.8%	$36,706	$283	0.8%
Time	14,701	301	2.0	13,450	258	1.9	10,171	185	1.8
Demand	215	3	1.4	162	1	0.6	185	1	0.5
Non-U.S.
Other time and savings	17	1	5.9	10	1	10.0	21	2	9.5
Other demand	18	3	16.7	74	4	5.4	87	4	4.6
Short-term borrowings
U.S.	1,188	15	1.3	1,017	6	0.6	1,416	4	0.3
Non-U.S.	2,145	18	0.8	2,048	19	0.9	2,198	15	0.7
Long-term debt and other (b)
U.S.	51,366	1,281	2.5	46,521	1,057	2.3	51,623	1,094	2.1
Non-U.S.	725	19	2.6	931	24	2.6	1,271	35	2.8
Total interest-bearing liabilities	$112,509	$2,112	1.9%	$104,188	$1,704	1.6%	$103,678	$1,623	1.6%
U.S.	109,604	2,071		101,125	1,656		100,101	1,567
Non-U.S.	2,905	41		3,063	48		3,577	56

Non-interest-bearing liabilities
Travelers Cheques and other prepaid products
U.S.	2,501			2,779			3,160
Non-U.S.	78			86			110
Accounts payable
U.S.	6,788			7,005			7,238
Non-U.S.	5,254			4,757			4,589
Customer Deposits (c)
U.S.	351			372			386
Non-U.S.	331			311			324
Other liabilities
U.S.	13,880			13,429			13,435
Non-U.S.	4,876			4,568			4,313
Total non-interest-bearing liabilities	34,059			33,307			33,555
U.S.	23,520			23,585			24,219
Non-U.S.	10,539			9,722			9,336
Total liabilities	146,568			137,495			137,233
U.S.	133,124			124,710			124,320
Non-U.S.	13,444			12,785			12,913
Total shareholders' equity	20,820			20,805			21,494
Total liabilities and shareholders' equity	$167,388			$158,300			$158,727

Percentage of total average liabilities attributable to non-U.S. activities	9.2%			9.3%			9.4%
Interest rate spread			6.7%			6.4%			6.3%
Net interest income and net average yield on interest-earning assets (d)		$6,441	6.5%		$5,771	6.2%		$5,922	6.2%
(a)	Averages based on month-end balances.
(b)	Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments.
(c)
U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $314 million, $328 million and $326 million for 2017, 2016 and 2015, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $318 million, $297 million and $311 million for 2017, 2016 and 2015, respectively.

(d)
Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in footnote (e) from the previous table.

Changes in Net Interest Income − Volume and Rate Analysis (a)

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

	2017 Versus 2016			2016 Versus 2015
	Increase (Decrease)			Increase (Decrease)
	due to change in:			due to change in:
	Average	Average		Average	Average
Years Ended December 31, (Millions)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$18	$143	$161	$5	$61	$66
Non-U.S.	(1)	7	6	(2)	(3)	(5)
Federal funds sold and securities purchased under agreements to resell
Non-U.S.	(1)	2	1	(2)	1	(1)
Short-term investment securities
U.S.	―	1	1	―	―	―
Non-U.S.	4	(1)	3	1	―	1
Card Member loans, including loans HFS
U.S.	(5)	729	724	(304)	206	(98)
Non-U.S.	135	(4)	131	(35)	12	(23)
Other loans
U.S.	83	2	85	19	(2)	17
Non-U.S.	―	(1)	(1)	(1)	1	―
Taxable investment securities
U.S.	9	3	12	2	―	2
Non-U.S.	―	2	2	―	1	1
Non-taxable investment securities
U.S.	(37)	(19)	(56)	(29)	―	(29)
Other assets
Primarily U.S.	―	9	9	―	(1)	(1)
Change in interest income	205	873	1,078	(346)	276	(70)
Interest-bearing liabilities
Customer deposits
U.S.
Savings	18	119	137	25	26	51
Time	24	19	43	60	13	73
Demand	―	2	2	―	―	―
Non-U.S.
Other time and savings	1	(1)	―	(1)	―	(1)
Other demand	(3)	2	(1)	(1)	1	―
Short-term borrowings
U.S.	1	8	9	(1)	3	2
Non-U.S.	1	(2)	(1)	(1)	5	4
Long-term debt and other
U.S.	110	114	224	(108)	71	(37)
Non-U.S.	(5)	―	(5)	(9)	(2)	(11)
Change in interest expense	147	261	408	(36)	117	81
Change in net interest income	$58	$612	$670	$(310)	$159	$(151)
(a)	Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Loans and Card Member Receivables Portfolios

The following table presents gross loans and Card Member receivables by customer type, segregated between U.S. and non-U.S., based on the domicile of the borrowers. Refer to Notes 3 and 4 to the “Consolidated Financial Statements” for additional information.

December 31, (Millions)	2017	2016	2015	2014	2013
Loans (a) (b)
U.S. loans
Card Member (c)	$64,542	$58,242	$51,446	$62,592	$58,530
Other (d)	2,554	1,350	1,073	726	411
Non-U.S. loans
Card Member (c)	8,857	7,023	7,127	7,793	8,708
Other (d)	133	111	201	206	210
Total loans	$76,086	$66,726	$59,847	$71,317	$67,859

Card Member receivables (a) (b)
U.S. Card Member receivables
Consumer (e)	26,754	24,768	23,255	22,468	21,842
Commercial (f)	10,868	9,685	8,961	9,082	8,480
Non-U.S. Card Member receivables
Consumer (e)	10,311	7,772	7,101	7,800	7,930
Commercial (f)	6,114	5,083	4,816	5,501	5,911

Total Card Member receivables	$54,047	$47,308	$44,133	$44,851	$44,163
(a)
As of December 31, 2017, the Company had approximately $273 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. The Company’s charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable, and therefore is not reflected in unused credit available to Card Members.

(b)
As of December 31, 2017, the Company’s exposure to any concentration of gross loans and Card Member receivables combined, which exceeds 10 percent of total loans and Card Member receivables is further split between $112 billion for individuals and $18 billion for commercial. Loans and Card Member receivables concentrations are defined as loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions. Refer to Note 24 to the “Consolidated Financial Statements” for additional information on concentrations.

(c)	Primarily represents loans to individuals and small businesses.
(d)	Other loans primarily represent personal and commercial financing products.
(e)	Represents receivables from individual and small business charge card customers.
(f)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and Card Member receivables by customer type, and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2017
	Within	1-5	After
	1 year(a)(b)	years(b)(c)	5 years(c)		Total
Loans
U.S. loans
Card Member	$64,413	$129	$	―	$64,542
Other	978	1,389		187	2,554
Non-U.S. loans
Card Member	8,856	―		1	8,857
Other	91	42		―	133
Total loans	$74,338	$1,560		$188	$76,086

Loans due after one year at fixed interest rates		$1,523		$61	$1,584
Loans due after one year at variable interest rates		37		127	164
Total loans		$1,560		$188	$1,748
Card Member receivables
U.S. Card Member receivables
Consumer	$26,722	$32	$	―	$26,754
Commercial	10,868	―		―	10,868
Non-U.S. Card Member receivables
Consumer	10,311	―		―	10,311
Commercial	6,114	―		―	6,114
Total Card Member receivables	$54,015	$32	$	―	$54,047
(a)
Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2017.

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

(c)	Card Member and other loans due after one year primarily represent installment loans and TDRs.

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

December 31, (Millions)	2017	2016	2015	2014	2013
Loans
Non-accrual loans (a)
U.S.	$203	$173	$154	$241	$294
Non-U.S.	―	―	―	―	4
Total non-accrual loans	203	173	154	241	298

Loans contractually 90 days past-due and still accruing interest (b)
U.S.	273	208	164	162	174
Non-U.S.	56	52	52	58	54
Total loans contractually 90 days past-due and still accruing interest	329	260	216	220	228

Restructured loans (c)
U.S.	367	346	279	286	351
Non-U.S.	―	―	―	―	5
Total restructured loans	367	346	279	286	356
Total non-performing loans	$899	$779	$649	$747	$882

Card Member receivables
Restructured Card Member receivables (c)
U.S.	80	55	33	48	50
Total restructured Card Member receivables	$80	$55	$33	$48	$50

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

(c)
In instances where the Card Member is experiencing financial difficulty, the Company may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. The Company has classified Card Member loans and receivables in these modification programs as TDRs and continues to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.” Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in the Company’s TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Refer to Note 3 to the “Consolidated Financial Statements” for additional information.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2017 that would have been recognized if such loans had been current in accordance with their original contractual terms and had been outstanding throughout the period or since origination if held for only part of 2017. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2017
Year Ended December 31, (Millions)	U.S.	Non-U.S.		Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$64	$	―	$64
Interest income actually recognized	16		―	16
Total interest revenue foregone	$48	$	―	$48
(a)	The Company determines the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.

Potential Problem Loans and Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain loans and receivables where information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2017, the Company did not identify any potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in the “Risk Elements” section.

Cross-border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examinations Council’s (FFIEC) guidelines governing the determination of cross-border risk.

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

			Banks and					Gross	Total
		Governments	other				Total	foreign-	exposure
Years Ended December 31,		and official	financial				cross-border	office	(net of	Cross-border
(Millions)		institutions	institutions	NBFIs		Other	outstandings	liabilities	liabilities)	commitments
Australia	2017	$ ―	$259	$	―	$3,594	$3,853	$504	$3,349	$6,635
2016		―	389		―	2,986	3,375	453	2,922	5,567
2015		―	193		―	2,786	2,979	419	2,560	5,410
Canada	2017	$355	$992		$40	$2,730	$4,117	$1,032	$3,085	$12,174
2016		1,284	1,028		35	2,408	4,755	977	3,778	11,590
2015		356	705		36	2,433	3,530	1,383	2,147	11,845
United Kingdom	2017	$68	$1,286		$86	$4,568	$6,008	$3,884	$2,124	$15,578
2016		77	2,213		63	3,390	5,743	3,222	2,521	11,919
2015		107	2,068		32	3,422	5,629	3,174	2,455	12,293
Mexico	2017	$85	$97		$7	$2,229	$2,418	$556	$1,862	$1,125
2016		106	167		6	1,820	2,099	531	1,568	961
2015		98	61		8	1,890	2,057	552	1,505	1,053
Japan	2017	$4	$74		$177	$3,082	$3,337	$3,106	$231	$2,290
2016		5	55		130	2,504	2,694	2,526	168	87
2015		4	56		92	2,058	2,210	2,071	139	79
Other countries (a)	2017	$156	$142		$14	$4,255	$4,567	$591	$3,976	$682
2016		137	135		13	3,229	3,514	466	3,048	562
2015		77	96		5	3,177	3,355	503	2,852	613
(a)
Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. Countries included are France, Italy and the Netherlands.

Summary of Loan Loss Experience – Analysis of the Allowance for Loan Losses

The following table summarizes the changes to the Company’s allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2017	2016	2015	2014	2013

Card Member loans
Allowance for loan losses at beginning of year
U.S. loans	$1,068	$882	$1,036	$1,083	$1,274
Non-U.S. loans	155	146	165	178	197
Total allowance for losses	1,223	1,028	1,201	1,261	1,471

Card Member lending provisions (a)
U.S. loans	1,655	1,056	1,032	944	916
Non-U.S. loans	213	179	158	194	199
Total Card Member lending provisions	1,868	1,235	1,190	1,138	1,115

Write-offs
U.S. loans	(1,572)	(1,262)	(1,321)	(1,346)	(1,463)
Non-U.S. loans	(245)	(222)	(226)	(269)	(280)
Total write-offs	(1,817)	(1,484)	(1,547)	(1,615)	(1,743)

Recoveries
U.S. loans	356	325	359	356	368
Non-U.S. loans	53	54	59	72	84
Total recoveries	409	379	418	428	452
Net write-offs (b)	(1,408)	(1,105)	(1,129)	(1,187)	(1,291)

Transfer of reserves on HFS loans portfolios
U.S. loans	―	―	(224)	―	―

Other (c)
U.S. loans	―	67	―	(1)	(12)
Non-U.S. loans	23	(2)	(10)	(10)	(22)
Total other	23	65	(10)	(11)	(34)

Allowance for loan losses at end of year
U.S. loans	1,507	1,068	882	1,036	1,083
Non-U.S. loans	199	155	146	165	178
Total allowance for losses	$1,706	$1,223	$1,028	$1,201	$1,261

Principal only net write-offs / average Card Member loans outstanding (d) (e)	1.8%	1.6%	1.4%	1.5%	1.8%
Principal, interest and fees net write-offs / average Card Member loans outstanding (d) (e)	2.1%	1.8%	1.7%	1.8%	2.0%
(a)	Refer to Note 4 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for loan losses.
(b)	Net write-offs include principal, interest and fees balances.
(c)
Includes foreign currency translation adjustments and other items. The year ended December 31, 2016, included reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment as a result of retaining certain loans in connection with the respective sales of JetBlue and Costco cobrand card portfolios. The year ended December 31, 2014, included an adjustment related to reserves for card related fraud losses of $(6) million, which was reclassified to Other liabilities.

(d)
The net write-off rate presented is on a worldwide basis and is based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because the Company considers uncollectible interest and fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and fees is also presented. The year ended December 31, 2015, reflected the impact of a change in the timing of charge-offs for Card Member loans in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

(e) Average Card Member loans outstanding are based on month-end balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2017	2016	2015	2014	2013
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$39	$17	$8	$8	$8
Non-U.S. loans	3	3	4	5	12
Total allowance for losses	42	20	12	13	20

Provisions for other loan losses (a)
U.S. loans	71	56	21	5	3
Non-U.S. loans	1	1	1	3	4
Total provisions for other loan losses	72	57	22	8	7

Write-offs
U.S. loans	(37)	(39)	(15)	(7)	(7)
Non-U.S. loans	(3)	(2)	(3)	(7)	(13)
Total write-offs	(40)	(41)	(18)	(14)	(20)

Recoveries
U.S. loans	5	5	3	2	4
Non-U.S. loans	1	1	1	3	3
Total recoveries	6	6	4	5	7
Net write-offs	(34)	(35)	(14)	(9)	(13)

Other (b)
Non-U.S. loans	―	―	―	―	(1)
Total other	―	―	―	―	(1)

Allowance for loan losses at end of year
U.S. loans	78	39	17	8	8
Non-U.S. loans	2	3	3	4	5
Total allowance for losses	$80	$42	$20	$12	$13

Net write-offs/average other loans outstanding (c)	1.7%	2.9%	1.3%	1.2%	2.3%
(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.
(b)	Includes primarily foreign currency translation adjustments.
(c)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans outstanding are based on month-end balances.

The following table summarizes the changes to the Company’s allowance for Card Member receivables losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2017	2016	2015	2014	2013
Card Member receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$266	$268	$276	$216	$273
Commercial	53	51	53	35	37
Total U.S. receivables	319	319	329	251	310
Non-U.S. receivables
Consumer	95	93	93	98	86
Commercial	53	50	43	37	32
Total non-U.S. receivables	148	143	136	135	118
Total allowance for losses	467	462	465	386	428

Provisions for losses (a)
U.S. receivables
Consumer	413	366	420	451	336
Commercial	114	69	76	98	53
Total U.S. provisions	527	435	496	549	389
Non-U.S. receivables
Consumer	201	176	169	172	188
Commercial	67	85	72	71	71
Total non-U.S. provisions	268	261	241	243	259
Total provisions for losses	795	696	737	792	648

Write-offs
U.S. receivables
Consumer	(633)	(637)	(698)	(618)	(662)
Commercial	(139)	(112)	(123)	(120)	(92)
Total U.S. write-offs	(772)	(749)	(821)	(738)	(754)
Non-U.S. receivables
Consumer	(227)	(215)	(204)	(211)	(227)
Commercial	(96)	(101)	(89)	(92)	(90)
Total non-U.S. write-offs	(323)	(316)	(293)	(303)	(317)
Total write-offs	$(1,095)	$(1,065)	$(1,114)	$(1,041)	$(1,071)
(a)	Refer to Note 4 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for receivable losses.

Years Ended December 31, (Millions, except percentages)	2017	2016	2015	2014	2013
Card Member receivables
Recoveries
U.S. receivables
Consumer	$233	$269	$271	$230	$279
Commercial	45	43	45	41	38
Total U.S. recoveries	278	312	316	271	317
Non-U.S. receivables
Consumer	56	56	57	58	57
Commercial	25	23	28	29	28
Total non-U.S. recoveries	81	79	85	87	85
Total recoveries	359	391	401	358	402
Net write-offs (a)	(736)	(674)	(713)	(683)	(669)

Other (b)
U.S. receivables
Consumer	(2)	―	(1)	(3)	(10)
Commercial	―	2	―	(1)	(1)
Total U.S. other	(2)	2	(1)	(4)	(11)
Non-U.S. receivables
Consumer	(6)	(15)	(22)	(24)	(6)
Commercial	3	(4)	(4)	(2)	(4)
Total non-U.S. other	(3)	(19)	(26)	(26)	(10)
Total other	(5)	(17)	(27)	(30)	(21)

Allowance for losses at end of year
U.S. receivables
Consumer	277	266	268	276	216
Commercial	73	53	51	53	35
Total U.S. receivables	350	319	319	329	251
Non-U.S. receivables
Consumer	119	95	93	93	98
Commercial	52	53	50	43	37
Total non-U.S. receivables	171	148	143	136	135
Total allowance for losses	$521	$467	$462	$465	$386

Net write-offs/average Card Member receivables outstanding (c) (d)	1.5%	1.5%	1.6%	1.5%	1.6%
(a)	Net write-offs include principal and fees balances.
(b)
Includes foreign currency translation adjustments and other adjustments. Additionally, 2015 included the impact of transfer of the HFS receivables portfolio, which was not significant and 2014, included an adjustment related to reserves for card-related fraud losses of $(7) million, which was reclassified to Other liabilities.

(c)
The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. The year ended December 31, 2015, reflected the impact of a change in the timing of charge-offs for Card Member receivables in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

(d)	Averages Card Member receivables outstanding are based on month-end balances.

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

December 31,
(Millions, except percentages)	2017		2016		2015		2014		2013
Allowance for losses
at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)
Loans
U.S. loans
Card Member	$1,507	85%	$1,068	85%	$882	84%	$1,036	85%	$1,083	85%
Other	78	4	39	3	17	2	8	1	8	1
Non-U.S. loans
Card Member	199	11	155	12	146	14	165	14	178	14
Other	2	―	3	―	3	―	4	―	5	―
	$1,786	100%	$1,265	100%	$1,048	100%	$1,213	100%	$1,274	100%

Card Member receivables
U.S. Card Member receivables
Consumer	$277	53%	$266	57%	$268	58%	$276	59%	$216	56%
Commercial	73	14	53	11	51	11	53	12	35	9
Non-U.S. Card Member receivables
Consumer	119	23	95	21	93	20	93	20	98	25
Commercial	52	10	53	11	50	11	43	9	37	10
	$521	100%	$467	100%	$462	100%	$465	100%	$386	100%
(a)	Percentage of allowance for losses on loans and Card Member receivables in each category to the total allowance.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

By remaining maturity as of December 31, 2017
		Over 3	Over 6
		months	months
	3 months	but within	but within	Over
(Millions)	or less	6 months	12 months	12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$77	$12	$26	$84	$199

As of December 31, 2017, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $14 million.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.43 are management contracts or compensatory plans or arrangements.
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

10.19
First Amendment to the American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2012).

10.20
Second Amendment to the American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated July 22, 2013 (filed July 25, 2013)).

10.21
Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.22
Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.23
Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated March 29, 2012) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

10.24
Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated October 24, 2012) (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.25
Fifth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated May 1, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2013).

10.26
Sixth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated August 16, 2013) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.27
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

10.29
Ninth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 14, 2016) (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.30
American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.31
Description of Compensation Payable to Non-Management Directors effective January 1, 2015 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2014).

10.32
American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.33
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

10.35
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.36
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

10.38	American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated May 2, 2016).
10.39
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.40
Form of restricted stock unit award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.41
Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Executive Annual Incentive Awards) under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.42
Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.43	Post-Employment Arrangements with Kenneth I. Chenault (see Item 9B. Other Information above).
10.44
Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.45
Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.46
Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001 (filed January 22, 2001)).

10.47
Amendment dated January 29, 2018 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 29, 2018 (filed January 30, 2018)).

*10.48	Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri.
*12	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
*21	Subsidiaries of the Company.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-4