Form 10-Q
period 2018-03-31
AMERICAN EXPRESS CO
filed 2018-04-25
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 18, 2018
Common Shares (par value $0.20 per share)	860,362,205 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2018	2017
Revenues
Non-interest revenues
Discount revenue	$5,889	$5,387
Net card fees	830	748
Other fees and commissions	781	711
Other	377	361
Total non-interest revenues	7,877	7,207
Interest income
Interest on loans	2,326	1,862
Interest and dividends on investment securities	21	23
Deposits with banks and other	115	60
Total interest income	2,462	1,945
Interest expense
Deposits	270	149
Long-term debt and other	351	294
Total interest expense	621	443
Net interest income	1,841	1,502
Total revenues net of interest expense	9,718	8,709
Provisions for losses
Charge card	242	213
Card Member loans	499	337
Other	34	23
Total provisions for losses	775	573
Total revenues net of interest expense after provisions for losses	8,943	8,136
Expenses
Marketing and business development	1,345	1,285
Card Member rewards	2,347	2,061
Card Member services	409	317
Salaries and employee benefits	1,326	1,264
Other, net	1,434	1,370
Total expenses	6,861	6,297
Pretax income	2,082	1,839
Income tax provision	448	588
Net income	$1,634	$1,251
Earnings per Common Share (Note 15):(a)
Basic	$1.86	$1.36
Diluted	$1.86	$1.35
Average common shares outstanding for earnings per common share:
Basic	859	899
Diluted	861	903
Cash dividends declared per common share	$0.35	$0.32
(a)
Represents net income less (i) earnings allocated to participating share awards of $13 million and $10 million for the three months ended March 31, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended March 31, 2018 and 2017.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended March 31 (Millions)	2018	2017
Net income	$1,634	$1,251
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(11)	6
Foreign currency translation adjustments, net of tax	30	316
Net unrealized pension and other postretirement benefits, net of tax	28	(8)
Other comprehensive income	47	314
Comprehensive income	$1,681	$1,565

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents
Cash and due from banks	$3,627	$5,148
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2018, $49; 2017, $48)	27,315	27,709
Short-term investment securities	150	70
Total cash and cash equivalents	31,092	32,927
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2018, $7,807; 2017, $8,919), less reserves: 2018, $565; 2017, $521	53,676	53,526
Other receivables, less reserves: 2018, $31; 2017, $31	3,194	3,209
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2018, $24,058; 2017, $25,695), less reserves: 2018, $1,786; 2017, $1,706	71,034	71,693
Other loans, less reserves: 2018, $91; 2017, $80	2,872	2,607
Investment securities	3,388	3,159
Premises and equipment, less accumulated depreciation and amortization: 2018, $5,732; 2017, $5,455	4,271	4,329
Other assets (includes restricted cash of consolidated variable interest entities: 2018, $147; 2017, $62)	10,429	9,746
Total assets	$179,956	$181,196
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$66,665	$64,452
Travelers Cheques and other prepaid products	2,435	2,555
Accounts payable	14,038	14,657
Short-term borrowings	1,852	3,278
Long-term debt (includes debt issued by consolidated variable interest entities: 2018, $15,800; 2017, $18,560)	52,461	55,804
Other liabilities	22,892	22,189
Total liabilities	$160,343	$162,935
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2018 and December 31, 2017	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 860 million shares as of March 31, 2018 and 859 million shares as of December 31, 2017	172	172
Additional paid-in capital	12,225	12,210
Retained earnings	9,597	8,307
Accumulated other comprehensive loss
Net unrealized debt securities losses, net of tax of: 2018, $(2); 2017, $1	(11)	―
Foreign currency translation adjustments, net of tax of: 2018, $(415); 2017,$(363)	(1,931)	(1,961)
Net unrealized pension and other postretirement benefits, net of tax of: 2018, $(176); 2017, $(179)	(439)	(467)
Total accumulated other comprehensive loss	(2,381)	(2,428)
Total shareholders’ equity	19,613	18,261
Total liabilities and shareholders’ equity	$179,956	$181,196

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2018	2017
Cash Flows from Operating Activities
Net income	$1,634	$1,251
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	775	573
Depreciation and amortization	348	296
Deferred taxes and other	(254)	18
Stock-based compensation	84	89
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	122	786
Other assets	(85)	351
Accounts payable and other liabilities	(431)	(2,072)
Travelers Cheques and other prepaid products	(130)	(132)
Net cash provided by operating activities	2,063	1,160
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	886	860
Purchases of investments	(1,215)	(1,294)
Net decrease in Card Member receivables and loans(a)	348	1,450
Purchase of premises and equipment, net of sales: 2018, nil; 2017, nil	(237)	(277)
Acquisitions/dispositions, net of cash acquired	(475)	(28)
Net cash (used in) provided by investing activities	(693)	711
Cash Flows from Financing Activities
Net increase in customer deposits	2,206	735
Net decrease in short-term borrowings	(1,489)	(1,941)
Proceeds from long-term borrowings	3,984	8,420
Payments of long-term borrowings	(7,203)	(3,801)
Issuance of American Express common shares	11	31
Repurchase of American Express common shares	(134)	(926)
Dividends paid	(324)	(313)
Net cash (used in) provided by financing activities	(2,949)	2,205
Effect of foreign currency exchange rates on cash and cash equivalents	(178)	107
Net increase in cash, cash equivalents and restricted cash	(1,757)	4,183
Cash, cash equivalents and restricted cash at beginning of period	33,264	25,494
Cash, cash equivalents and restricted cash at end of period	$31,507	$29,677

(a)  Refer to Note 2 for additional information.

Supplementary cash flow information

	Mar-18	Dec-17	Mar-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$31,092	$32,927	$29,366	$25,208
Restricted cash included in Other assets per Consolidated Balance Sheets	415	337	311	286
Total cash, cash equivalents and restricted cash	$31,507	$33,264	$29,677	$25,494

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The Company

American Express Company is a global services company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (the GBT JV). Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the Annual Report). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.

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

Discount Revenue

Discount revenue primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members. The amount of fees charged, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall transaction volume, the timing and method of payment to the merchant, the method of submission of transactions and, in certain instances, the geographic scope of the card acceptance agreement signed with us (e.g., local or global) and the transaction amount. The merchant discount is generally deducted from the payment to the merchant and recorded as discount revenue at the time the Card Member transaction occurs.
The card acceptance agreements, which outline the agreed-upon terms for charging the merchant discount fee, vary in duration. Our contracts with small- and medium-sized merchants generally have no fixed contractual duration, while those with large merchants are generally for fixed periods, which typically range from three to seven years in duration. Our fixed-period agreements may include auto-renewal features, which may allow the existing terms to continue beyond the stated expiration date until a new agreement is reached.  We satisfy our obligations under these agreements over the contract term, often on a daily basis, through the processing of Card Member transactions and the availability of our payment network.

In cases where we are the card issuer and the merchant acquirer is a third party (which is the case, for example, under our OptBlue program, or with certain of our GNS partners), we receive a network rate fee in our settlement with the merchant acquirer, which is individually negotiated between us and that merchant acquirer and is recorded as discount revenue at the time the Card Member transaction occurs. In our role as the operator of the American Express network, we also settle with merchants on behalf of our GNS card issuing partners, who in turn receive an issuer rate that is individually negotiated between that issuer and us and is recorded as expense in Marketing and business development (see below) or as contra-revenue in Other revenue. In contrast with networks such as those operated by Visa Inc. and Mastercard Incorporated, there are no collectively set interchange rates or network rates on the American Express network, and no fees are agreed or due between the GNS partners on the network.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Card Fees

Net card fees represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account. These fees, net of acquisition costs and a reserve for projected refunds for Card Member cancellations, are deferred and recognized on a straight-line basis over the twelve-month card membership period as Net Card Fees in the Consolidated Statements of Income. The unamortized net card fee balance is reported in Other Liabilities on the Consolidated Balance Sheets.

Other Fees and Commissions
Other fees and commissions includes certain fees charged to Card Members, including delinquency fees and foreign currency conversion fees, which are primarily recognized in the period in which they are charged to the Card Member. Other fees and commissions also includes Membership Rewards program fees, which are deferred and recognized over the period covered by the fee, typically one year, the unamortized portion of which is included in Other Liabilities on the Consolidated Balance Sheets. In addition, Other fees and commissions includes loyalty coalition-related fees, travel commissions and fees and service fees earned from merchants, that are recognized when the service is performed, which is generally in the period the fee is charged. Refer to Note 13 for additional information.
Contra-revenue
Payments made through contractual arrangements with our merchants, GNS partners, and other customers are classified as expense where we receive goods, services or other benefits, for which the fair value is determinable and measurable. If these conditions are not met, the payment is classified as contra-revenue with the related revenue transaction (e.g., Discount revenue or Other revenue) and recorded when incurred.

Interest Income

Interest on Card Member loans is assessed using the average daily balance method. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding, in accordance with the terms of the applicable account agreement, until the outstanding balance is paid, or written off.
Interest and dividends on investment securities primarily relate to our performing fixed-income securities. Interest income is recognized as earned using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so that a constant rate of return is recognized on the investment security’s outstanding balance. Amounts are recognized until securities are in default or when it becomes likely that future interest payments will not be made as scheduled.
Interest on deposits with banks and other is recognized as earned, and primarily relates to the placement of cash, in excess of near-term funding requirements, in interest-bearing time deposits, overnight sweep accounts, and other interest-bearing demand and call accounts.

Interest Expense

Interest expense includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term debt and short-term borrowings, as well as the realized impact of derivatives used to hedge interest rate risk on our long-term debt.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marketing and Business Development

As further described below under “Recently Adopted Accounting Standards,” effective January 1, 2018, in conjunction with the adoption of the new revenue recognition standard, the previously disclosed “Marketing and Promotion” line on the Consolidated Statements of Income was changed to “Marketing and Business Development” to reflect the inclusion of certain reclassified costs from Contra-discount revenue and Other expenses. Marketing and business development provides a more comprehensive view of costs related to building and growing our business, including the reclassified costs.

Marketing and business development expense includes costs incurred in the development and initial placement of advertising, which are expensed in the year in which the advertising first takes place. Also included in Marketing and business development expense are Card Member statement credits for qualifying charges on eligible card accounts, corporate incentive payments earned on achievement of preset targets, and certain payments to GNS card issuing partners. These costs are generally expensed as incurred.

Card Member Rewards
We issue charge and credit cards that allow Card Members to participate in various rewards programs (e.g., Membership Rewards, cobrand and cash back). Rewards expense is recognized in the period Card Members earn rewards, generally by spending on their enrolled card products.  We record a Card Member rewards liability that represents the estimated cost of points earned that are expected to be redeemed. Card Member rewards liabilities are impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. Changes in the Card Member rewards liabilities during the period are taken as a charge or release to the Card Member rewards line.
Effective January 1, 2018, in conjunction with the new revenue recognition standard, Card Member rewards also includes cash-back rewards, which were reclassified from contra discount revenue.
Classification of various items

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including the reclassification of certain business development expenses from Other expenses to Marketing and business development, that were not directly attributable to the adoption of the new revenue recognition guidance.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance on leases. The guidance, effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. We will adopt the standard effective January 1, 2019.  The new guidance currently requires a modified retrospective transition approach, which would cause us to record existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. In January 2018, the FASB released an exposure draft that, if issued in its current form, would provide us with the option to adopt the provisions of the new guidance prospectively, without adjusting the comparative periods presented.  We are in the process of upgrading our lease administration software and changing business processes and internal controls in preparation for the adoption. Specifically, we are currently reviewing our lease portfolio and are evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts on our financial position, results of operations and cash flows upon adoption.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. We do not intend to adopt the new standard early and are currently evaluating the impact the new guidance will have on our financial position, results of operations and cash flows; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, and may result in material increases to our credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets.  We have established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continue to identify and conclude on key interpretive issues along with evaluating our existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (loss) (AOCI) to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. We are evaluating whether we will adopt the new guidance along with any impacts on our financial position, results of operations and cash flows, none of which are expected to be material.

Recently Adopted Accounting Standards

Effective January 1, 2018, we adopted new revenue recognition guidance issued by the FASB related to contracts with customers. The scope of the new guidance excludes financial instruments such as credit and charge card arrangements. We elected to adopt the standard using the full retrospective method, which we believe is most useful to our investors. Under the full retrospective method, we are applying the standard back to January 1, 2016. As shown below, the most significant impacts of adoption are changes to the classification of certain revenues and expenses, including certain credit and charge card related costs previously netted against discount revenue, such as Card Member cash-back reward costs and statement credits, corporate incentive payments, as well as payments to third-party GNS card issuing partners. Under the new revenue standard, these costs are not considered components of the transaction price of our card acceptance agreements with merchants and thus are not netted against discount revenue, but instead are recognized as expenses. Our payments to third-party GNS card issuing partners are presented net of related revenues earned from the partners.

The impact to the 2017 fiscal quarters and years ended December 31, 2017 and 2016 were as follows:

	Increase (Decrease)
	Three months ended				Year Ended December
(Millions)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	2017	2016
Revenues
Discount revenue	$981	$930	$928	$868	$3,707	$3,699
Other	(78)	(71)	(64)	(65)	(278)	(253)
Expenses
Marketing and business development	617	591	593	549	2,350	2,420
Card Member rewards	$286	$268	$271	$254	$1,079	$1,026

In addition, the cumulative impact to our retained earnings on January 1, 2016 was an increase of $55.2 million.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The adoption of the new guidance also resulted in changes to the recognition timing of certain revenues, the impact of which is not material to net income. Similarly, the adoption did not have a material impact on our Consolidated Balance Sheets or Statements of Cash Flows. We had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.  Contracts assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In adopting the guidance, we implemented changes to our accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard.  Such changes were not material.

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities, which was effective and adopted by us as of January 1, 2018. The guidance makes targeted changes to GAAP; specifically to the classification and measurement of equity securities, and to certain disclosure requirements associated with the fair value of financial assets and liabilities. This applies to investments we make in non-public companies in the ordinary course of business, which historically were recognized under the cost method of accounting. These investments will be prospectively adjusted through earnings for observable price changes upon the identification of identical or similar transactions of the same company. The adoption of the guidance did not have a material impact on our financial position, results of operations and cash flows. We implemented changes to our accounting policies, business processes and internal controls in support of the new guidance.  Such changes were not material.
In August 2017, the FASB issued new accounting guidance providing targeted improvements to the accounting for hedging activities, effective January 1, 2019, with early adoption permitted in any interim period or fiscal year before the effective date. The guidance introduces a number of amendments, several of which are optional, that are designed to simplify the application of hedge accounting, improve financial statement transparency and more closely align hedge accounting with an entity’s risk management strategies. Effective January 1, 2018, we adopted the guidance, with no material impact on our financial position, results of operations and cash flows, along with associated changes to our accounting policies, business processes and internal controls in support of the new guidance.  Such changes were not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.  Business Events

During the first quarter of 2018, we acquired from Citibank, N.A. its existing Hilton Worldwide Holdings Inc. cobrand credit card loan portfolio (the acquired Hilton portfolio). The Hilton portfolio had an outstanding principal and interest balance of approximately $1 billion at acquisition. None of the credit card loans acquired were considered purchased credit impaired at acquisition date. The cash outflows related to this acquisition are reported within the investing section of the Consolidated Statements of Cash Flows as a net increase in Card Member receivables and loans.

 3.  Loans and Accounts Receivable

Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.

Card Member loans by segment and Other loans as of March 31, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
U.S. Consumer Services(a)	$52,655	$53,668
International Consumer and Network Services	8,667	8,651
Global Commercial Services	11,498	11,080
Card Member loans	72,820	73,399
Less: Reserve for losses	1,786	1,706
Card Member loans, net	$71,034	$71,693
Other loans, net(b)	$2,872	$2,607
(a)
Includes approximately $24.1 billion and $25.7 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2018 and December 31, 2017, respectively. The balance as of March 31, 2018 also includes the acquired Hilton portfolio (refer to Note 2).

(b)
Other loans primarily represent personal and commercial financing products. Other loans are presented net of reserves for losses of $91 million and $80 million as of March 31, 2018 and December 31, 2017, respectively.

Card Member accounts receivable by segment and Other receivables as of March 31, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
U.S. Consumer Services (a)	$11,659	$13,143
International Consumer and Network Services	7,071	7,803
Global Commercial Services	35,511	33,101
Card Member receivables	54,241	54,047
Less: Reserve for losses	565	521
Card Member receivables, net	$53,676	$53,526
Other receivables, net (b)	$3,194	$3,209
(a)	Includes $7.8 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2018 and December 31, 2017, respectively.
(b)
Other receivables primarily represent amounts related to (i) GNS partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $31 million and $31 million as of March 31, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2018 and December 31, 2017:

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$51,922	$201	$156	$376	$52,655
International Consumer and Network Services	8,524	46	31	66	8,667
Global Commercial Services
Global Small Business Services	11,278	45	33	71	11,427
Global Corporate Payments(a)	(b)	(b)	(b)	1	71
Card Member Receivables:
U.S. Consumer Services	11,510	48	35	66	11,659
International Consumer and Network Services	6,967	33	22	49	7,071
Global Commercial Services
Global Small Business Services	$15,931	$93	$68	$126	$16,218
Global Corporate Payments(a)	(b)	(b)	(b)	$163	$19,293

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
U.S. Consumer Services	$52,961	$201	$162	$344	$53,668
International Consumer and Network Services	8,530	37	28	56	8,651
Global Commercial Services
Global Small Business Services	10,892	43	31	59	11,025
Global Corporate Payments(a)	(b)	(b)	(b)	―	55
Card Member Receivables:
U.S. Consumer Services	12,993	53	33	64	13,143
International Consumer and Network Services	7,703	29	21	50	7,803
Global Commercial Services
Global Small Business Services	$15,868	$91	$54	$106	$16,119
Global Corporate Payments(a)	(b)	(b)	(b)	$148	$16,982
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
	2018			2017
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
U.S. Consumer Services	2.0%	2.4%	1.4%	1.7%	2.0%	1.2%
International Consumer and Network Services	2.1%	2.6%	1.6%	2.0%	2.5%	1.7%
Global Small Business Services	1.6%	1.9%	1.3%	1.6%	1.8%	1.2%
Card Member Receivables:
U.S. Consumer Services	1.3%	1.5%	1.3%	1.5%	1.7%	1.3%
International Consumer and Network Services	2.0%	2.2%	1.5%	2.1%	2.3%	1.5%
Global Small Business Services	1.7%	1.9%	1.8%	1.8%	2.0%	1.6%

	2018		2017
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.10%	0.8%	0.11%	0.7%
(a)
We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in estimating its reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

Impaired Card Member Loans and Receivables
Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide additional information with respect to our impaired Card Member loans and receivables. Impaired Card Member receivables are not significant for International Consumer and Network Services (ICNS) as of March 31, 2018 and December 31, 2017; therefore, this segment’s receivables are not included in the following tables.

	As of March 31, 2018

			Accounts Classified as a TDR(c)
2018 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$254	$182	$209	$125	$770	$691	$52
International Consumer and Network Services	66	―	―	―	66	65	―
Global Commercial Services	46	35	38	25	144	134	8
Card Member Receivables:
U.S. Consumer Services	―	―	19	10	29	29	1
Global Commercial Services	―	―	48	21	69	69	3
Total	$366	$217	$314	$181	$1,078	$988	$64

	As of December 31, 2017

			Accounts Classified as a TDR(c)
2017 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
U.S. Consumer Services	$233	$168	$178	$131	$710	$639	$49
International Consumer and Network Services	56	―	―	―	56	55	―
Global Commercial Services	38	31	31	27	127	118	8
Card Member Receivables:
U.S. Consumer Services	―	―	15	9	24	24	1
Global Commercial Services	―	―	37	19	56	56	2
Total	$327	$199	$261	$186	$973	$892	$60
(a)
Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected. Amounts presented exclude Card Member loans classified as a TDR.

(b)
Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude Card Member loans classified as a TDR.

(c)
Accounts classified as a TDR include $15 million and $15 million that are over 90 days past due and accruing interest and $4 million and $5 million that are non-accruals as of March 31, 2018 and December 31, 2017, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $137 million and $141 million of Card Member accounts that have successfully completed a modification program and $44 million and $45 million of Card Member accounts that were not in compliance with the terms of the modification programs as of March 31, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables for the three months ended March 31:
	2018		2017

		Interest		Interest
	Average	Income	Average	Income
(Millions)	Balance	Recognized	Balance	Recognized
Card Member Loans:
U.S. Consumer Services	$740	$21	$616	$16
International Consumer and Network Services	61	5	53	4
Global Commercial Services	136	5	116	4
Card Member Receivables:
U.S. Consumer Services	27	―	18	―
Global Commercial Services	63	―	40	―
Total	$1,027	$31	$843	$24

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to the U.S. Consumer Services (USCS) and GCS Card Member loans and receivables modified as TDRs for the three months ended March 31, 2018 and 2017. The ICNS Card Member loans and receivables modifications were not significant; therefore, this segment is not included in the following TDR disclosures.

	Three Months Ended March 31, 2018
	Number of	Outstanding	Average Interest	Average Payment
	Accounts	Balances(a)	Rate Reduction	Term Extensions
	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member Loans	11	$81	11	(b)
Card Member Receivables	1	29	(c)	28
Total	12	$110

	Three Months Ended March 31, 2017
	Number of	Outstanding	Average Interest	Average Payment
	Accounts	Balances(a)	Rate Reduction	Term Extensions
	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$57	13	(b)
Card Member Receivables	2	28	(c)	22
Total	10	$85

(a)
Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.

(b)	For Card Member loans, there have been no payment term extensions.
(c)	We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to the USCS and GCS Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification, for the three months ended March 31, 2018 and 2017. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.
	2018		2017
	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
	(thousands)	(millions)	(thousands)	(millions)
Troubled Debt Restructurings That
Subsequently Defaulted:
Card Member Loans	2	$9	2	$11
Card Member Receivables	1	2	1	1
Total	3	$11	3	$12
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2018	2017
Balance, January 1	$1,706	$1,223
Provisions(a)	499	337
Net write-offs(b)
Principal	(358)	(272)
Interest and fees	(71)	(51)
Other(c)	10	11
Balance, March 31	$1,786	$1,248
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $106 million and $100 million, and include net write-offs from TDRs of $7 million and $12 million, for the three months ended March 31, 2018 and 2017, respectively. Recoveries of interest and fees were not significant.

(c)	Includes foreign currency translation adjustments of $6 million and $7 million and other adjustments of $4 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of March 31, 2018 and December 31, 2017:
(Millions)	2018	2017
Card Member loans evaluated individually for impairment(a)	$397	$367
Related reserves (a)	$60	$57
Card Member loans evaluated collectively for impairment(b)	$72,423	$73,032
Related reserves (b)	$1,726	$1,649
(a)	Represents loans modified as a TDR and related reserves.
(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2018	2017
Balance, January 1	$521	$467
Provisions(a)	242	213
Net write-offs(b)	(199)	(194)
Other(c)	1	5
Balance, March 31	$565	$491
(a)	Provisions for principal and fee reserve components.
(b)
Principal and fee write-offs are presented less recoveries of $88 million and $93 million, including net write-offs (recoveries) from TDRs of $(2) million and $6 million, for the three months ended March 31, 2018 and 2017, respectively.

(c)	Includes foreign currency translation adjustments of $10 million and $9 million and other adjustments of $(9) million and $(4) million for the three months ended March 31, 2018 and 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of March 31, 2018 and December 31, 2017:
(Millions)	2018	2017
Card Member receivables evaluated individually for impairment(a)	$98	$80
Related reserves (a)	$4	$3
Card Member receivables evaluated collectively for impairment	$54,143	$53,967
Related reserves (b)	$561	$518
(a)	Represents receivables modified as a TDR and related reserves.
(b)
The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

5.  Investment Securities

Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets, with unrealized gains and losses recorded in AOCI, net of income taxes. Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets. Effective January 1, 2018, unrealized gains and losses are recorded in the Consolidated Statements of Income; prior to January 1, 2018, unrealized gains and losses were recorded in AOCI, net of income taxes.

The following is a summary of investment securities as of March 31, 2018 and December 31, 2017:

	2018				2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
Description of Securities (Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale debt securities:
State and municipal obligations	$1,122	$8	$(5)	$1,125	$1,369	$11	$(3)	$1,377
U.S. Government agency obligations	10	―	―	10	11	―	―	11
U.S. Government treasury obligations	1,678	4	(21)	1,661	1,051	3	(9)	1,045
Corporate debt securities	29	―	―	29	28	―	―	28
Mortgage-backed securities (a)	63	2	(1)	64	67	2	―	69
Foreign government bonds and obligations	451	―	―	451	581	―	―	581
Equity securities (b)	51	―	(3)	48	51	―	(3)	48
Total	$3,404	$14	$(30)	$3,388	$3,158	$16	$(15)	$3,159
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Equity securities comprise investments in common stock and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017:
	2018					2017
	Less than 12 months		12 months or more			Less than 12 months		12 months or more
		Gross			Gross		Gross			Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses
State and municipal obligations	$144	$(4)	$	―	$ ―	$157	$(3)	$	―	$ ―
U.S. Government treasury obligations	811	(14)		173	(7)	650	(3)		175	(6)
Equity securities(a)	―	N/A		―	N/A	―	―		36	(2)
Total	$955	$(18)		$173	$(7)	$807	$(6)		$211	$(8)

(a)	Effective January 1, 2018, unrealized gains and losses on equity securities are recorded in the Consolidated Statements of Income and are no longer assessed for other-than-temporary impairment.

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2018 and December 31, 2017:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to			Gross			Gross			Gross
Amortized Cost	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2018:
90%–100%	30	$955	$(18)	5	$173	$(7)	35	$1,128	$(25)
Total as of March 31, 2018	30	$955	$(18)	5	$173	$(7)	35	$1,128	$(25)

2017:
90%–100%	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)
Total as of December 31, 2017	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)

The gross unrealized losses for available-for-sale debt securities are attributed to wider credit spreads for specific issuers, adverse changes in benchmark interest rates, or a combination thereof, all compared to those prevailing when the investment securities were purchased.

Overall, for the available-for-sale debt securities in gross unrealized loss positions, (i) we do not intend to sell the securities, (ii) it is more likely than not that we will not be required to sell the securities before recovery of the unrealized losses, and (iii) we expect that the contractual principal and interest will be received on the securities. As a result, we recognized no other-than-temporary impairment during the periods presented.

Contractual maturities for investment securities with stated maturities as of March 31, 2018 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$465	$465
Due after 1 year but within 5 years	1,653	1,639
Due after 5 years but within 10 years	218	214
Due after 10 years	1,017	1,022
Total	$3,353	$3,340

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Asset Securitizations

We periodically securitize Card Member loans and receivables arising from our card businesses through the transfer of those assets to securitization trusts, American Express Credit Account Master Trust (the Lending Trust) and American Express Issuance Trust II (the Charge Trust and together with the Lending Trust, the Trusts). The Trusts then issue debt securities collateralized by the transferred assets to third-party investors.

We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of March 31, 2018, our ownership of variable interests was $9.2 billion for the Lending Trust and $7.1 billion for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of both Trusts and therefore consolidate both Trusts.

The following table provides information on the restricted cash held by the Lending Trust and the Charge Trust as of March 31, 2018 and December 31, 2017, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2018	2017
Lending Trust	$145	$55
Charge Trust	2	7
Total	$147	$62

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer Deposits

As of March 31, 2018 and December 31, 2017, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2018	2017
U.S.:
Interest bearing	$65,913	$63,666
Non-interest bearing (includes Card Member credit balances of: 2018, $319 million; 2017, $358 million)	353	395
Non-U.S.:
Interest bearing	42	34
Non-interest bearing (includes Card Member credit balances of: 2018, $344 million; 2017, $344 million)	357	357
Total customer deposits	$66,665	$64,452

Customer deposits by deposit type as of March 31, 2018 and December 31, 2017 were as follows:

(Millions)	2018	2017
U.S. retail deposits:
Savings accounts – Direct	$34,544	$31,915
Certificates of deposit:(a)
Direct	325	290
Third-party (brokered)	16,453	16,684
Sweep accounts – Third-party (brokered)	14,591	14,777
Other deposits:
U.S. non-interest bearing deposits	34	37
Non-U.S. deposits	55	47
Card Member credit balances ― U.S. and non-U.S.	663	702
Total customer deposits	$66,665	$64,452
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 39 months and 2.16 percent, respectively, as of March 31, 2018.

The scheduled maturities of certificates of deposit as of March 31, 2018 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2018	$4,984	$16	$5,000
2019	4,610	11	4,621
2020	3,693	―	3,693
2021	1,317	―	1,317
2022	2,149	―	2,149
After 5 years	25	―	25
Total	$16,778	$27	$16,805

As of March 31, 2018 and December 31, 2017, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2018	2017
U.S.	$126	$114
Non-U.S.	17	11
Total	$143	$125

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Contingencies

In the ordinary course of business, we and our subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings). We disclose our material legal proceedings under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q and Part I, Item 3. “Legal Proceedings” in the Annual Report.

In addition to the matters disclosed under “Legal Proceedings,” we are being challenged in a number of countries regarding our application of value-added taxes (VAT) to certain of our international transactions, which are in various stages of audit, or are being contested in legal actions (collectively, VAT matters). While we believe we have complied with all applicable tax laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional VAT. In certain jurisdictions where we are contesting the assessments, we were required to pay the VAT assessments prior to contesting.

Our legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members. These legal proceedings involve various lines of business and a variety of claims (including, but not limited to, common law tort, contract, application of tax laws, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against us specify the damages claimed by the plaintiff or class, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against us are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate an amount of loss or a range of possible loss, while other matters have progressed sufficiently such that we are able to estimate an amount of loss or a range of possible loss.

We have recorded reserves for certain of our outstanding legal proceedings. A reserve is recorded when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the recorded reserve. We evaluate, on a quarterly basis, developments in legal proceedings that could cause an increase or decrease in the amount of the reserve that has been previously recorded, or a revision to the disclosed estimated range of possible losses, as applicable.

For those disclosed material legal proceedings and VAT matters where a loss is reasonably possible in future periods, whether in excess of a related reserve for legal or tax contingencies or where there is no such reserve, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $420 million in excess of any reserves related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or reserves.

Based on our current knowledge, and taking into consideration our litigation-related liabilities, we believe we are not a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims, could have a material impact on our results of operations.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.   Derivatives and Hedging Activities

We use derivative financial instruments (derivatives) to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates, foreign exchange rates, and equity index or price, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of our market risk management. We do not transact in derivatives for trading purposes.

In relation to our credit risk, under the terms of the derivative agreements we have with our various counterparties, we are not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on our assessment of the credit risk of our derivative counterparties as of March 31, 2018 and December 31, 2017, no credit risk adjustment to the derivative portfolio was required.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2018 and December 31, 2017:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$3	$11	$95	$34
Net investment hedges - Foreign exchange contracts	71	117	167	89
Total derivatives designated as hedging instruments	74	128	262	123
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)	77	82	117	95
Total derivatives, gross	151	210	379	218
Less: Cash collateral netting(c)(d)	―	(6)	(94)	(45)
Derivative asset and derivative liability netting(e)	(85)	(80)	(85)	(80)
Total derivatives, net	$66	$124	$200	$93
(a)
For centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral. Accordingly, the amounts disclosed for centrally cleared derivatives are based on gross assets and gross liabilities, net of variation margin. We also maintained several bilateral interest rate contracts that are shown gross of any collateral exchanged.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.
(c)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to reclaim cash collateral or the obligation to return cash collateral.

(d)
We posted $125 million and $146 million as of March 31, 2018 and December 31, 2017, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(e)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
A majority of our derivative assets and liabilities as of March 31, 2018 and December 31, 2017 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $23.4 billion and $23.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2018 and December 31, 2017, respectively.

The following table represents the total amounts of income and expense line items associated with the fair value hedges of our fixed-rate long-term debt on the Consolidated Statements of Income for the three months ended March 31:

	Gains (losses)
(Millions)	2018	2017
	Interest expense(a)	Other expenses
Hedged items	$210	$50
Derivatives designated as hedging instruments	(191)	(75)
Total	$19	$(25)
(a)
We adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense. Refer to Note 1 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $22.9 billion and $23.6 billion as of March 31, 2018 and December 31, 2017, respectively, including offsetting amounts of $392 million and $182 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
We recognized a net reduction in interest expense on long-term debt of $14 million and $44 million for the three months ended March 31, 2018 and 2017, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The losses on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were $162 million and $229 million for the three months ended March 31, 2018 and 2017, respectively. Accumulated gains within AOCI of $1 million and nil for the three months ended March 31, 2018 and 2017, respectively, were reclassified into Other expenses upon investment sales or liquidations.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $21 million and $17 million for the three months ended March 31, 2018 and 2017, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative resulted in a loss of $2 million and a gain of $1 million for the three months ended March 31, 2018 and 2017, respectively, and are recognized in Card Member services expense.

10. Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2018 and December 31, 2017:

	2018						2017
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$48		$1	$47	$	―	$48		$1	$47	$	―
Debt securities	3,340		1,661	1,679		―	3,111		1,045	2,066		―
Derivatives(a)	151		―	151		―	210		―	210		―
Total Assets	3,539		1,662	1,877		―	3,369		1,046	2,323		―
Liabilities:
Derivatives(a)	379		―	379		―	218		―	218		―
Total Liabilities	$379	$	―	$379	$	―	$218	$	―	$218	$	―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2018 and December 31, 2017, and require management’s judgment. These figures may not be indicative of future fair values, nor can our fair value be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$31	$31		$30	$1	$	―
Other financial assets(b)	57	57		―	57		―
Financial assets carried at other than fair value
Loans, net(c)	74	75		―	―		75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	77	77		―	77		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	17		―	17		―
Long-term debt(c)	$52	$53	$	―	$53	$	―

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33		$32	$1	$	―
Other financial assets(b)	57	57		―	57		―
Financial assets carried at other than fair value
Loans, net(c)	74	75		―	―		75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	76	76		―	76		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	17		―	17		―
Long-term debt(c)	$56	$57	$	―	$57	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.8 billion and $8.9 billion held by a consolidated VIE as of March 31, 2018 and December 31, 2017, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $23.9 billion and $25.6 billion as of March 31, 2018 and December 31, 2017, respectively, and the fair values of long-term debt were $15.7 billion and $18.6 billion as of March 31, 2018 and December 31, 2017, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired. During the three months ended March 31, 2018 and the year ended December 31, 2017, we did not have any material assets that were measured at fair value due to impairment. Equity investments previously held at cost that are adjusted through earnings for observable price changes are not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees

As of March 31, 2018, the maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $46 million, respectively, and related primarily to our real estate and business dispositions. As of December 31, 2017, the maximum potential undiscounted future payments and related liability were $1 billion and $52 million, respectively.

To date we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

12. Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2018 and 2017 were as follows:

2018 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities		Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$	―	$(1,961)	$(467)	$(2,428)
Net unrealized losses		(13)	―	―	(13)
Net translation gain of investments in foreign operations		―	192	―	192
Net losses related to hedges of investments in foreign operations		―	(162)	―	(162)
Pension and other postretirement benefits		―	―	28	28
Other(a)		2	―	―	2
Net change in accumulated other comprehensive (loss) income		(11)	30	28	47
Balances as of March 31, 2018		$(11)	$(1,931)	$(439)	$(2,381)

2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized gains	6	―	―	6
Net translation gain of investments in foreign operations	―	545	―	545
Net losses related to hedges of investments in foreign operations	―	(229)	―	(229)
Pension and other postretirement benefits	―	―	(8)	(8)
Net change in accumulated other comprehensive income (loss)	6	316	(8)	314
Balances as of March 31, 2017	$13	$(1,946)	$(537)	$(2,470)
(a)
Represents unrealized gains and losses pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption of the financial instruments guidance effective January 1, 2018 (refer to Note 1).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2018	2017
Investment securities	$(3)	$3
Foreign currency translation adjustments	2	(191)
Net investment hedges	(54)	(140)
Pension and other postretirement benefits	3	(9)
Total tax impact	$(52)	$(337)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017:

		Gains (losses) recognized in earnings
		Amount
Description (Millions)	Income Statement Line Item	2018		2017
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses		1		―
Related income tax	Income tax provision		(1)		―
Reclassification of foreign currency translation adjustments			―		―
Total		$	―	$	―

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Other Fees and Commissions, Other Revenues and Other Expenses

The following is a detail of Other fees and commissions for the three months ended March 31:

(Millions)	2018	2017
Fees charged to Card Members:
Delinquency fees	$242	$214
Foreign currency conversion fee revenue	225	199
Other customer fees:
Loyalty coalition-related fees	111	102
Travel commissions and fees	99	90
Service fees and other(a)	104	106
Total Other fees and commissions	$781	$711
(a)	Other includes Membership Rewards program fees that are not related to contracts with customers.

The following is a detail of Other revenues for the three months ended March 31:
(Millions)	2018	2017
Global Network Services partner revenues	$79	$94
Other(a)	298	267
Total Other revenues	$377	$361
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

Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) are not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.

The following is a detail of Other expenses for the three months ended March 31:

(Millions)	2018	2017
Occupancy and equipment	$520	$474
Professional services	457	501
Other(a)	457	395
Total Other expenses	$1,434	$1,370
(a)
For the three months ended March 31, 2018, other expense includes the loss on a transaction involving the operations of our prepaid reloadable and gift card business and gains on the re-measurement of certain equity investments previously carried at cost. For both periods, other expense also includes general operating expenses, Card and merchant-related fraud losses, communication expenses, foreign currency-related gains and losses and insurance costs.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

The effective tax rate was 21.5 percent and 32.0 percent for the three months ended March 31, 2018 and 2017, respectively. The change in tax rates primarily reflects the reduction in the U.S. federal statutory tax rate as a result of the Tax Act. The tax rates in both periods also reflect the resolution of certain prior years’ tax items. In 2017, we recorded an estimated net discrete tax charge of $2.6 billion related to the Tax Act that was accounted for as a provisional charge under SAB 118. There were no material changes to these estimates for the current period. We continue to analyze the impacts of the Tax Act; therefore, the 2017 charge continues to be provisional.

We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. The resolution of such matters did not have a material impact on our effective tax rate. We are currently under examination with the IRS for tax years 2008 through 2014.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $319 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $319 million of unrecognized tax benefits, approximately $291 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2018	2017
Numerator:
Basic and diluted:
Net income	$1,634	$1,251
Preferred dividends	(21)	(21)
Net income available to common shareholders	$1,613	$1,230
Earnings allocated to participating share awards(a)	(13)	(10)
Net income attributable to common shareholders	$1,600	$1,220
Denominator:(a)
Basic: Weighted-average common stock	859	899
Add: Weighted-average stock options (b)	2	4
Diluted	861	903

Basic EPS	$1.86	$1.36
Diluted EPS	$1.86	$1.35
(a)
Our unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.6 million and 1.2 million of options for the three months ended March 31, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.  Reportable Operating Segments

We are a global services company that is principally engaged in businesses comprising four reportable operating segments: USCS, ICNS, GCS and Global Merchant Services (GMS). Corporate functions and certain other businesses and operations are included in Corporate & Other. Effective January 1, 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments. Prior period amounts have been revised to conform to the current period presentation.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

					Corporate &
(Millions, except where indicated)	USCS	ICNS	GCS	GMS	Other(a)	Consolidated
2018
Total non-interest revenues	$2,294	$1,551	$2,838	$1,110	$84	$7,877
Revenue from contracts with customers(b)	1,799	1,093	2,495	1,110	84	6,581
Interest income	1,656	294	377	―	135	2,462
Interest expense	253	78	171	(63)	182	621
Total revenues net of interest expense	3,697	1,767	3,044	1,173	37	9,718
Net income (loss)	$640	$291	$552	$472	$(321)	$1,634
Total assets (billions)	$94	$42	$58	$29	$(43)	$180
2017
Total non-interest revenues	$2,118	$1,400	$2,603	$1,021	$65	$7,207
Revenue from contracts with customers(b)	1,657	1,009	2,297	1,021	63	6,047
Interest income	1,310	235	319	―	81	1,945
Interest expense	161	54	123	(43)	148	443
Total revenues net of interest expense	3,267	1,581	2,799	1,064	(2)	8,709
Net income (loss)	$494	$252	$409	$357	$(261)	$1,251
Total assets (billions)	$85	$36	$52	$26	$(38)	$161
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)	Includes discount revenue, certain other fees and commissions and other revenues from customers.

17.  Subsequent Event

Effective April 1, 2018, American Express Centurion Bank and American Express Bank, FSB were merged to become American Express National Bank, regulated, supervised and examined by the Office of the Comptroller of the Currency. The merger did not have any impact on our consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Introduction
When we use the terms “American Express,” “we,” “our” or “us,” we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.
We are a global services company with four operating segments used for financial reporting in the first quarter: U.S. Consumer Services (USCS), International Consumer and Network Services (ICNS), Global Commercial Services (GCS) and Global Merchant Services (GMS). Corporate functions and certain other businesses and operations are included in Corporate & Other.

During the first quarter of 2018, we announced organizational changes that combined our U.S. and International consumer businesses into a global consumer services organization, and combined our merchant and network-related businesses, among other changes. Our financial disclosures will reflect these organizational changes starting in the second quarter of 2018, which is consistent with when our executives will begin to review financial information aligned to the new segments. Our reportable operating segments will be as follows:
•	Global Consumer Services Group, including our U.S. and International Consumer Card Services businesses;
•	Global Merchant and Network Services, including our Global Merchant Services business, the Global Network Services business, and our Loyalty Coalition programs; and
•	Global Commercial Services, including our Global Corporate Payments business and our small business services.
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
•     Stored-value/prepaid products

Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).
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
•
Other fees and commissions, represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, service fees and fees related to our Membership Rewards program; and

•
Other revenue, primarily represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, insurance premiums earned from Card Members, ancillary merchant-related fees, revenues related to the GBT JV transition services agreement, prepaid card and Travelers Cheque-related revenue and earnings from equity method investments (including the GBT JV).

Effective January 1, 2018, we adopted new revenue recognition guidance using the full retrospective method, which applies the new standard to each prior reporting period presented, starting January 1, 2016. The adoption changed the recognition timing and classification of certain revenues and expenses, including changes to the presentation of certain credit and charge card related costs that were previously netted against discount revenue. The adoption did not have a significant impact on our consolidated financial position, net income, equity or cash flows. Refer to Note 1 to the “Consolidated Financial Statements” for additional information. In addition, we reclassified certain business development expenses, from other expenses to marketing and business development, which was not directly attributable to the adoption of the new revenue recognition guidance.
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

Bank Holding Company
American Express is a bank holding company under the Bank Holding Company Act of 1956 and The Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Business Environment
Our results for the first quarter reflect a solid start to the year as we continue to invest across our four key focus areas – strengthening our leadership position with premium consumers, extending our strong position in the commercial payments space, making American Express an essential part of our customers’ digital lives and strengthening our global, integrated network. The increase in earnings per share versus the prior year reflected growth across our businesses as well as a lower tax provision due to the reduction in the U.S. corporate income tax rate resulting from the Tax Cuts and Jobs Act (the Tax Act).
Our worldwide billed business increased 12 percent over the prior year, reflecting growth across all of our customer segments and geographies. Our U.S. and international proprietary consumer card issuing businesses saw a sequential improvement in billings growth. U.S. billings growth benefited from the acquisition from Citibank, N.A. of the portion of the Hilton cobrand portfolio that we did not previously own (the acquired Hilton portfolio), growth from existing customers and strong growth in our Platinum portfolios, which was driven by prior year investments.  Commercial billings growth also accelerated driven by growth from large and global commercial customers, as well as middle market and small business customers. As anticipated, Global Network Services billed business grew at a slower rate than our proprietary business due to the impact of the evolving regulatory environment in Europe and Australia.

Revenues net of interest expense grew, reflecting higher Card Member spending, loans and fee income, partially offset by a decline in the average discount rate.  We are focused on driving discount revenue growth, not on maximizing the average discount rate, which has led us to selectively adjust such rate in order to drive higher volume growth and overall economics.  Our net interest yield increased year-over-year, primarily related to a shift in mix over time towards non-cobrand lending products that generally attract more revolving loan balances, a lower percentage of total loans at introductory interest rates and specific pricing actions.  We continue to expect net interest yield to stabilize sequentially.
Card Member loans grew year-over-year as we continued to expand our lending relationships with existing customers and acquired new Card Members, including the previously mentioned acquired Hilton portfolio.   Provisions for losses increased as a result of higher Card Member loans and receivables and increases in lending delinquencies and net write-off rates.  The increases in the delinquencies and net write-off rates were in line with our expectations and primarily due to the seasoning of recent loan vintages and a shift in mix over time towards non-cobrand lending products, which have higher write-off rates but also drive higher net interest yields.  We expect these trends relating to lending write-off rates, delinquencies and provisions for losses to continue.
Spending on customer engagement (the aggregate of rewards, Card Member services and marketing and business development expenses) increased year-over-year, driven in part by growth in rewards, which reflects the growth in billings, and continued higher levels of usage across many of our premium travel services. Marketing and business development expense increased due to partner payments related to our recent cobrand agreements and higher corporate client incentives. We expect marketing and business development expenses to be higher over the balance of the year due to increased investments.  Operating expense increased year-over-year, reflecting the impact of foreign currency exchange rate changes and a number of discrete items, including a loss on a transaction related to our prepaid business operations and gains on the re-measurement of certain equity investments previously held at cost.
As previously announced, we have suspended our share buyback program for the first half of 2018 in order to rebuild our capital, and as a result, we saw our capital ratios improve during the first quarter.  We continued to return capital to shareholders through our dividend distributions.
While we continue to see some headwinds from a rising interest rate environment, regulation in countries around the world and intense competition, we remain focused on delivering differentiated value to our merchants, customers and business partners, while delivering appropriate returns to our shareholders.
See “Certain legislative, regulatory and other developments” in “Other Matters” for information on certain matters that could have a material adverse effect on our results of operations and financial condition.

American Express Company
Consolidated Results of Operations

Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.

The discussions in both the Consolidated Results of Operations and Business Segment Results provide commentary on the variances for the three months ended March 31, 2018 compared to same period in the prior year, as presented in the accompanying tables. Effective January 1, 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments. Prior period amounts have been revised to conform to the current period presentation.

Table 1: Summary of Financial Performance

	Three Months Ended
	March 31,		Change
(Millions, except percentages and per share amounts)	2018	2017	2018 vs. 2017
Total revenues net of interest expense	$9,718	$8,709	$1,009	12%
Provisions for losses	775	573	202	35
Expenses	6,861	6,297	564	9
Pretax income	2,082	1,839	243	13
Income tax provision	448	588	(140)	(24)
Net income	1,634	1,251	383	31
Earnings per common share — diluted(a)	$1.86	$1.35	$0.51	38%
Return on average equity(b)	15.2%	24.9%
Effective tax rate	21.5%	32.0%
(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $13 million and $10 million for the three months ended March 31, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended March 31, 2018 and 2017.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($3.1 billion and $5.2 billion for March 31, 2018 and 2017, respectively) by (ii) one-year average total shareholders’ equity ($20.5 billion and $20.8 billion for March 31, 2018 and 2017, respectively).

Table 2: Total Revenue Net of Interest Expense Summary
	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Discount revenue	$5,889	$5,387	$502	9%
Net card fees	830	748	82	11
Other fees and commissions	781	711	70	10
Other	377	361	16	4
Total non-interest revenues	7,877	7,207	670	9
Total interest income	2,462	1,945	517	27
Total interest expense	621	443	178	40
Net interest income	1,841	1,502	339	23
Total revenues net of interest expense	$9,718	$8,709	$1,009	12%

Total Revenues Net of Interest Expense

Discount revenue increased, primarily due to growth in billed business, partially offset by a decrease in the average discount rate. Worldwide billed business increased by 12 percent, driven by 10 percent and 17 percent increases in U.S. and non-U.S. billed business, respectively. See Tables 5 and 6 for more details on the average discount rate and billed business performance.
The decrease in the average discount rate primarily reflected rate reductions from merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in certain international markets, the continued growth of the OptBlue program, and changes in industry and geographic mix. We expect the average discount rate will continue to decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume related pricing discounts, certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates) and other factors.

Net card fees increased, primarily driven by growth in certain key international countries as well as growth in the Platinum and Delta portfolios.
Other fees and commissions increased, primarily driven by increases in delinquency fees, due to a change in the late fee assessment date for certain U.S. charge cards, foreign exchange conversion revenue and loyalty coalition-related fees.
Other revenues increased, primarily driven by an increase in the profit distribution from the GBT JV.
Interest income increased, primarily reflecting higher average Card Member loans and higher yields. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets, specific pricing actions, and a mix shift over time towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances.
Interest expense increased, primarily driven by higher interest rates and higher average deposits and long-term debt, partially offset by fair value hedge ineffectiveness previously reported in Other expense.

Table 3: Provisions for Losses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Charge card	$242	$213	$29	14%
Card Member loans	499	337	162	48
Other	34	23	11	48
Total provisions for losses	$775	$573	$202	35%

Provisions for Losses

Charge card provision for losses increased, primarily driven by growth in receivables due to increased billed business.

Card Member loans provision for losses increased, driven by continued strong loan growth and higher delinquencies and write-offs due to the seasoning of recent loan vintages and a shift in mix over time towards non-cobrand products.

Other provision for losses increased, primarily due to growth in the non-card lending portfolio.

Table 4: Expenses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Marketing and business development(a)	$1,345	$1,285	$60	5%
Card Member rewards	2,347	2,061	286	14
Card Member services	409	317	92	29
Total marketing, business development, rewards, Card Member services	4,101	3,663	438	12
Salaries and employee benefits	1,326	1,264	62	5
Other, net(a)	1,434	1,370	64	5
Total expenses	$6,861	$6,297	$564	9%
(a)
Includes reclassification of certain business development expenses from Other expenses to Marketing and business development that are not directly attributable to the adoption of the new revenue recognition guidance. The prior period has been conformed to the current period presentation.

Expenses
Marketing and business development expenses increased, primarily due to higher cobrand partner payments as a result of recent cobrand agreements, and increased corporate client incentives driven by higher volumes, partially offset by lower spending on growth initiatives.
Card Member rewards expenses increased, primarily due to increases in Membership Rewards expense of $141 million and cobrand rewards expense of $127 million, both of which were primarily driven by higher spending volumes.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants was 95 percent (rounded down) at both March 31, 2018 and 2017.
Card Member services expenses increased, primarily driven by higher usage of travel-related benefits and the enhanced Platinum card benefits.
Salaries and employee benefits expenses increased, primarily driven by increases in payroll costs and incentive compensation.
Other expenses increased, primarily driven by a loss on a transaction involving the operations of our prepaid reloadable and gift card business, partially offset by gains on the re-measurement of certain equity investments previously carried at cost.
Income Taxes
The effective tax rate decreased, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 5: Selected Card-Related Statistical Information
	As of or for the		Change
	Three Months Ended		2018
	March 31,		vs.
	2018	2017	2017
Card billed business: (billions)
United States	$182.5	$165.4	10%
Outside the United States	101.3	86.9	17
Worldwide	$283.8	$252.3	12
Proprietary	$236.9	$208.9	13
Global Network Services	46.9	43.4	8
Worldwide	$283.8	$252.3	12
Total cards-in-force: (millions)
United States	51.3	48.2	6
Outside the United States	62.9	63.0	―
Worldwide	114.2	111.2	3
Proprietary	66.4	62.2	7
Global Network Services	47.8	49.0	(2)
Worldwide	114.2	111.2	3
Basic cards-in-force: (millions)
United States	40.4	38.1	6
Outside the United States	52.4	52.2	―
Worldwide	92.8	90.3	3
Average basic Card Member spending: (dollars)(a)
United States	$5,015	$4,859	3
Outside the United States	3,869	3,283	18
Worldwide Average	$4,677	$4,387	7
Card Member loans: (billions)
United States	$63.9	$56.6	13
Outside the United States	8.9	7.0	27
Worldwide	$72.8	$63.6	14
Average discount rate(b)	2.37%	2.43%
Average fee per card (dollars)(a)	$51	$48	6%
(a)
Average basic Card Member spending and average fee per card are computed from proprietary card activities only.  Average fee per card is computed based on net card fees divided by average worldwide proprietary cards-in-force.

(b)
Effective January 1, 2018, we began including billings volumes related to certain business-to-business products in the calculation of the average discount rate to reflect our expanding business to business product offerings.  Prior period rates have been revised to conform to the current period presentation.

Table 6: Billed Business Growth
	Three Months Ended
	March 31, 2018
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates(a)
Worldwide(b)
Total billed business	12%	10%
Proprietary billed business	13	11
GNS billed business(c)	8	3
Airline-related volume (9% of worldwide billed business)	10	6
United States(b)
Billed business	10
Proprietary consumer card billed business(d)	11
Proprietary small business and corporate services billed business(e)	10
T&E-related volume (27% of U.S. billed business)	8
Non-T&E-related volume (73% of U.S. billed business)	11
Airline-related volume (8% of U.S. billed business)	7
Outside the United States(b)
Billed business	17	9
Japan, Asia Pacific & Australia (JAPA) billed business	16	10
Latin America & Canada (LACC) billed business	12	11
Europe, the Middle East & Africa (EMEA) billed business	20	7
Proprietary consumer card billed business(c)	25	16
Proprietary small business and corporate services billed business(e)	23%	14%
(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.
(c)	Included in the ICNS segment.
(d)	Included in the USCS segment.
(e)	Included in the GCS segment.

Table 7: Selected Credit-Related Statistical Information
	As of or for the		Change
	Three Months Ended		2018
	March 31,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017
Worldwide Card Member loans:
Total loans (billions)	$72.8	$63.6	14%
Loss reserves:
Beginning balance	$1,706	$1,223	39
Provisions (a)	499	337	48
Net write-offs — principal only (b)	(358)	(272)	32
Net write-offs — interest and fees (b)	(71)	(51)	39
Other	10	11	(9)
Ending balance	$1,786	$1,248	43
Ending reserves — principal	$1,691	$1,179	43
Ending reserves — interest and fees	$95	$69	38
% of loans	2.5%	2.0%
% of past due	174%	158%
Average loans (billions)	$72.7	$63.9	14
Net write-off rate — principal only (c)	2.0%	1.7%
Net write-off rate — principal, interest and fees (c)	2.4%	2.0%
30+ days past due as a % of total (c)	1.4%	1.2%

Worldwide Card Member receivables:
Total receivables (billions)	$54.2	$47.6	14
Loss reserves:
Beginning balance	$521	$467	12
Provisions (a)	242	213	14
Net write-offs (b)	(199)	(194)	3
Other	1	5	(80)
Ending balance	$565	$491	15%
% of receivables	1.0%	1.0%
Net write-off rate — principal only (c)	1.6%	1.7%
Net write-off rate — principal and fees (c)	1.8%	2.0%
30+ days past due as a % of total (c)	1.5%	1.5%
Net loss ratio as a % of charge volume — GCP	0.10%	0.11%
90+ days past billing as a % of total — GCP	0.8%	0.7%
(a)	Reflects provisions for principal, interest and/or fees on Card Member loans and receivables.
(b)	Write-offs, less recoveries.
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

Table 8: Net Interest Yield on Average Card Member Loans
	Three Months Ended
	March 31,
(Millions, except percentages and where indicated)	2018	2017
Net interest income	$1,841	$1,502
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	302	247
Interest income not attributable to our Card Member loan portfolio (b)	(213)	(130)
Adjusted net interest income (c)	$1,930	$1,619
Average Card Member loans (billions)	$72.7	$63.9
Net interest income divided by average Card Member loans(c)	10.1%	9.4%
Net interest yield on average Card Member loans (c)	10.8%	10.3%
(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and our Travelers Cheque and other stored-value investment portfolio.
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

Business Segment Results

U.S. Consumer Services

Table 9: USCS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$2,294	$2,118	$176	8%
Interest income	1,656	1,310	346	26
Interest expense	253	161	92	57
Net interest income	1,403	1,149	254	22
Total revenues net of interest expense	3,697	3,267	430	13
Provisions for losses	423	294	129	44
Total revenues net of interest expense after provisions for losses	3,274	2,973	301	10
Expenses
Marketing, business development, rewards, Card Member services	1,771	1,564	207	13
Salaries and employee benefits and other operating expenses	690	671	19	3
Total expenses	2,461	2,235	226	10
Pretax segment income	813	738	75	10
Income tax provision	173	244	(71)	(29)
Segment income	$640	$494	$146	30%
Effective tax rate	21.3%	33.1%

USCS issues a wide range of proprietary consumer cards and provides services to consumers in the United States, including travel services.

Non-interest revenues increased, primarily driven by discount revenue, which increased $142 million, or 9 percent, reflecting an increase in billed business of 11 percent. Net card fees and other fees and commissions increased, driven primarily by growth in the Platinum and Delta portfolios and higher delinquency fees, respectively.
Net interest income increased, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets, specific pricing actions, and a mix shift over time towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances.
Provision for losses increased, driven by Card Member loan provision, which increased by $136 million primarily due to strong lending growth and higher delinquencies and write-offs due to continued seasoning of recent loan vintages and a shift in mix over time towards non-cobrand products.
Marketing, business development, rewards, Card Member services expenses increased across all expense categories. Card Member rewards expense increased $132 million, driven by increased spending volumes across both proprietary and cobrand portfolios. Card Member services expenses increased, driven by higher usage of travel-related benefits and enhanced Platinum card benefits. Marketing and business development expenses increased, driven by higher cobrand partner payments, partially offset by lower spending on growth initiatives.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher technology and other servicing-related costs, partially offset by gains on the re-measurement, in the current period, of certain equity investments previously carried at cost and prior period hedge ineffectiveness now included in Interest expense.
The effective tax rate decreased, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 10: USCS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2018
	March 31,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017
Card billed business (billions)	$86.0	$77.5	11%
Total cards-in-force	36.1	33.2	9
Basic cards-in-force	25.8	23.7	9
Average basic Card Member spending (dollars)	$3,371	$3,297	2
Total segment assets (billions)	$93.8	$85.3	10
Card Member loans:
Total loans (billions)	$52.7	$46.7	13
Average loans (billions)	$52.9	$47.2	12
Net write-off rate – principal only (a)	2.0%	1.7%
Net write-off rate – principal, interest and fees (a)	2.4%	2.0%
30+ days past due loans as a % of total	1.4%	1.2%
Calculation of Net Interest Yield on Average Card Member loans:
Net interest income	$1,403	$1,149
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	37	34
Interest income not attributable to our Card Member loan portfolio (c)	(38)	(18)
Adjusted net interest income (d)	$1,402	$1,165
Average Card Member loans (billions)	$52.9	$47.2
Net interest income divided by average Card Member loans (d)	10.6%	9.7%
Net interest yield on average Card Member loans(d)	10.7%	10.0%
Card Member receivables:
Total receivables (billions)	$11.7	$10.9	7%
Net write-off rate – principal only (a)	1.3%	1.5%
Net write-off rate – principal and fees (a)	1.5%	1.7%
30+ days past due as a % of total	1.3%	1.3%
(a)	Refer to Table 7 footnote (c).
(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (b).
(d)	Refer to Table 8 footnote (c).

International Consumer and Network Services

Table 11: ICNS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$1,551	$1,400	$151	11%
Interest income	294	235	59	25
Interest expense	78	54	24	44
Net interest income	216	181	35	19
Total revenues net of interest expense	1,767	1,581	186	12
Provisions for losses	108	66	42	64
Total revenues net of interest expense after provisions for losses	1,659	1,515	144	10
Expenses
Marketing, business development, rewards, Card Member services	857	726	131	18
Salaries and employee benefits and other operating expenses	432	441	(9)	(2)
Total expenses	1,289	1,167	122	10
Pretax segment income	370	348	22	6
Income tax provision	79	96	(17)	(18)
Segment income	$291	$252	$39	15%
Effective tax rate	21.4%	27.6%

ICNS issues a wide range of proprietary consumer cards outside the United States and enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. It also provides travel services outside the United States.
Non-interest revenues increased, primarily driven by discount revenue, which increased $98 million, due to an increase in proprietary billed business and the impact of changes in the foreign exchange rates. Net card fees and other fees and commissions increased, primarily driven by growth in cards-in-force and higher delinquency fees, respectively. Total billed business increased, reflecting higher proprietary cards-in-force and average spend per card. Refer to Tables 6, 7 and 12 for additional information on billed business.
Net interest income increased for the three month period, primarily driven by higher average loan balances, partially offset by higher cost of funds.
Provisions for losses increased due to strong growth in both Card Member receivables and loans resulting in higher delinquencies and write-offs.

Marketing, business development, rewards, Card Member services expenses increased, primarily driven by Card Member rewards expense, which increased $83 million, due to higher spending volumes, and marketing and business development expense primarily due to increased investment levels in our proprietary business.

Salaries and employee benefits and other operating expenses decreased, primarily driven by lower technology and other servicing-related costs.
The effective tax rate decreased, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 12: ICNS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2018
	March 31,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017
Card billed business (billions)
Proprietary	$33.3	$26.6	25%
GNS	47.0	43.4	8
Total	$80.3	$70.0	15
Total cards-in-force
Proprietary	16.2	15.3	6
GNS	47.8	49.0	(2)
Total	64.0	64.3	―
Proprietary basic cards-in-force	11.3	10.5	8
Average proprietary basic Card Member spending (dollars)	$3,001	$2,542	18
Total segment assets (billions)	$42.0	$36.1	16
Card Member loans:
Total loans (billions)	$8.7	$6.8	28
Average loans (billions)	$8.6	$6.9	25
Net write-off rate – principal only (a)	2.1%	2.0%
Net write-off rate – principal, interest and fees (a)	2.6%	2.5%
30+ days past due loans as a % of total	1.6%	1.7%
Calculation of Net Interest Yield on Average Card Member loans:
Net interest income	$216	$181
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	21	12
Interest income not attributable to our Card Member loan portfolio(c)	(4)	(4)
Adjusted net interest income (d)	$233	$189
Average Card Member loans (billions)	$8.6	$6.9
Net interest income divided by average Card Member loans (d)	10.0%	10.5%
Net interest yield on average Card Member loans (d)	10.9%	11.1%
Card Member receivables:
Total receivables (billions)	$7.1	$5.5	29%
Net write-off rate – principal only (a)	2.0%	2.1%
Net write-off rate – principal and fees(a)	2.2%	2.3%
30+ days past due loans as a % of total	1.5%	1.5%
(a)	Refer to Table 7 footnote (c).
(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (b).
(d)	Refer to Table 8 footnote (c).

Global Commercial Services

Table 13: GCS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$2,838	$2,603	$235	9%
Interest income	377	319	58	18
Interest expense	171	123	48	39
Net interest income	206	196	10	5
Total revenues net of interest expense	3,044	2,799	245	9
Provisions for losses	240	208	32	15
Total revenues net of interest expense after provisions for losses	2,804	2,591	213	8
Expenses
Marketing, business development, rewards, Card Member services	1,373	1,290	83	6
Salaries and employee benefits and other operating expenses	714	684	30	4
Total expenses	2,087	1,974	113	6
Pretax segment income	717	617	100	16
Income tax provision	165	208	(43)	(21)
Segment income	$552	$409	$143	35%
Effective tax rate	23.0%	33.7%

GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased, primarily driven by discount revenue, which increased $203 million, due to growth in billed business. The increase in non-interest revenues was also driven by higher other fees and commissions and higher net card fees, primarily due to higher delinquency fees and growth in the U.S. small business Platinum portfolio, respectively.
Net interest income increased, primarily driven by higher average loan balances, partially offset by higher cost of funds and higher average debt.
Provisions for losses increased, primarily due to the charge portfolio.
Marketing, business development, rewards, Card Member services expenses increased, primarily driven by increases in Card Member rewards expense, due to higher spending volumes.

Salaries and employee benefits and other operating expenses increased, primarily driven by higher technology costs, partially offset by prior-period hedge ineffectiveness now included in interest expense.
The effective tax rate decreased, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 14: GCS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2018
	March 31,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017
Card billed business (billions)	$115.7	$102.8	13%
Total cards-in-force	14.1	13.7	3
Basic cards-in-force	14.1	13.7	3
Average basic Card Member spending (dollars)	$8,233	$7,533	9
Total segment assets (billions)	$57.8	$51.5	12
Card Member loans (billions)	$11.5	$10.0	15
Card Member receivables (billions)	$35.5	$31.2	14
Card Member loans:
Total loans - GSBS (billions)	$11.4	$10.0	14
Average loans - GSBS (billions)	$11.1	$9.6	16
Net write-off rate (principal only) - GSBS (a)	1.6%	1.6%
Net write-off rate (principal, interest and fees) - GSBS (a)	1.9%	1.8%
30+ days past due as a % of total - GSBS	1.3%	1.2%
Calculation of Net Interest Yield on Average Card Member loans:
Net interest income	$206	$196
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	126	96
Interest income not attributable to our Card Member loan portfolio (c)	(36)	(27)
Adjusted net interest income(d)	$296	$265
Average Card Member loans (billions)	$11.2	$9.7
Net interest income divided by average Card Member loans(d)	7.4%	8.1%
Net interest yield on average Card Member loans (d)	10.7%	11.1%
Card Member receivables:
Total receivables - GCP (billions)	$19.3	$16.6	16
90+ days past billing as a % of total - GCP (e)	0.8%	0.7%
Net loss ratio (as a % of charge volume) - GCP	0.10%	0.11%
Total receivables - GSBS (billions)	$16.2	$14.6	11%
Net write-off rate (principal only) - GSBS (a)	1.7%	1.8%
Net write-off rate (principal and fees) - GSBS (a)	1.9%	2.0%
30+ days past due as a % of total - GSBS	1.8%	1.6%
(a)	Refer to Table 7 footnote (c).
(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (b).
(d)	Refer to Table 8 footnote (c).
(e)
For Global Corporate Payments (GCP) Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes.

Global Merchant Services

Table 15: GMS Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$1,110	$1,021	$89	9%
Interest expense	(63)	(43)	(20)	47
Net interest income	63	43	20	47
Total revenues net of interest expense	1,173	1,064	109	10
Provisions for losses	5	3	2	67
Total revenues net of interest expense after provisions for losses	1,168	1,061	107	10
Expenses
Marketing, business development, rewards, Card Member services	74	71	3	4
Salaries and employee benefits and other operating expenses	440	432	8	2
Total expenses	514	503	11	2
Pretax segment income	654	558	96	17
Income tax provision	182	201	(19)	(9)
Segment income	$472	$357	$115	32%
Effective tax rate	27.8%	36.0%

GMS operates a global payments network that processes and settles proprietary and non-proprietary card transactions. GMS acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMS also operates loyalty coalition businesses in certain countries around the world.

Non-interest revenues increased, primarily driven by an increase in discount revenue, which reflected growth in billed business, partially offset by a decline in the average discount rate.
Net interest income increased, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMS due to its merchant payables.
Marketing, business development, rewards, Card Member services expenses increased, reflecting higher levels of spending on growth initiatives, partially offset by a reduction in external sales agent commissions.

Salaries and employee benefits and other operating expenses increased, primarily driven by increased payroll costs.
The effective tax rate decreased, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 16: GMS Selected Statistical Information

	As of or for the		Change
	Three Months Ended		2018
	March 31,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017
Loyalty Coalition revenue	$111	$102	9%
Average discount rate(a)	2.37%	2.43%
Total segment assets (billions)	$29.3	$25.9	13%
(a)	Effective January 1, 2018, we changed the methodology used to calculate the average discount rate. Prior period rates have been revised to conform to the current period presentation.

Corporate & Other

Corporate functions and certain other businesses, including our Prepaid Services business, are included in Corporate & Other.
Corporate & Other net expense was $321 million for the three months ended March 31, 2018, compared to $261 million in the same period a year ago. The increase was primarily driven by a loss on a transaction involving the operations of our prepaid reloadable and gift card business, partially offset by gains on the re-measurement of certain equity investments previously carried at cost.

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

Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiaries, American Express Centurion Bank and American Express Bank, FSB, as of March 31, 2018.  Effective April 1, 2018, American Express Centurion Bank and American Express Bank, FSB were merged to become American Express National Bank.

Table 17: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	March 31,
	2018(a)	2018
Risk-Based Capital
Common Equity Tier 1	6.4%
American Express Company		9.4%
American Express Centurion Bank		14.2
American Express Bank, FSB		12.3
Tier 1	7.9
American Express Company		10.5
American Express Centurion Bank		14.2
American Express Bank, FSB		12.3
Total	9.9
American Express Company		12.2
American Express Centurion Bank		15.4
American Express Bank, FSB		13.6
Tier 1 Leverage	4.0
American Express Company		8.8
American Express Centurion Bank		10.8
American Express Bank, FSB		10.8
Supplementary Leverage Ratio(b)	3.0%
American Express Company		7.6
American Express Centurion Bank		8.6
American Express Bank, FSB		8.9%
(a)	Basel III minimum capital requirement and additional transitional capital conservation buffer as defined by the Federal Reserve for calendar year 2018 for advanced approaches institutions.
(b)	We became subject to the minimum supplementary leverage ratio (SLR) requirement of 3 percent effective January 1, 2018.

Table 18: Regulatory Risk-Based Capital Components and Risk Weighted Assets
American Express Company	March 31,
($ in Billions)	2018
Risk-Based Capital(a)
Common Equity Tier 1	$13.9
Tier 1 Capital	15.5
Tier 2 Capital(b)	2.4
Total Capital	17.9

Risk-Weighted Assets	147.4
Average Total Assets to calculate the Tier 1 Leverage Ratio	175.0
Total Leverage Exposure to calculate supplementary leverage ratio	$204.4
(a)	Regulatory capital adjustments and deductions have been fully transitioned effective January 1, 2018.
(b)
Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements and finance such capital in a cost efficient manner; failure to maintain minimum capital levels could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express and American Express National Bank to take actions that could limit our business operations.

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

Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (CET1), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, and net unrealized pension and other postretirement benefit/losses, all net of tax.

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
During the three months ended March 31, 2018, we returned $0.3 billion to our shareholders in the form of common stock dividends. These dividends represent approximately 19 percent of total capital generated during the quarter.

Authorization for share repurchases and dividends beginning in the second half of 2018 was submitted as part of our capital plan within the Comprehensive Capital Analysis and Review (CCAR) 2018 process as discussed below.

In addition, during the three months ended March 31, 2018, we had $750 million of non-cumulative perpetual preferred shares (the Series B Preferred Shares) and $850 million of non-cumulative perpetual preferred shares (the Series C Preferred Shares) outstanding. Dividends declared and paid on Series C Preferred Shares during the first quarter of 2018 were $21 million.

Bank holding companies with $50 billion or more in total consolidated assets, including us, are required to develop and maintain a capital plan, and to submit the capital plan to the Federal Reserve for review under its CCAR process. All such bank holding companies were required to submit their capital plans and stress testing results to the Federal Reserve by April 5, 2018. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR 2018, including the reasons for any objection to capital plans, by June 30, 2018. In addition, the Federal Reserve will separately publish the results of its supervisory stress test under both the supervisory severely adverse and adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratios and the minimum value of these ratios over the planning horizon.

Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.

We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debentures, asset securitizations, borrowings through secured borrowing facilities and a long-term committed bank borrowing facility. While we diversify our funding sources by maintaining scale and relevance in unsecured debentures, asset securitizations and deposits, we currently expect that the Personal Savings High Yield Savings Account direct retail deposit program will become a larger proportion over time.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of March 31, 2018 and December 31, 2017:

Table 19: Summary of Consolidated Debt and Customer Deposits

(Billions)	March 31, 2018	December 31, 2017
Short-term borrowings	$1.8	$3.3
Long-term debt	52.5	55.8
Total debt	54.3	59.1
Customer deposits	66.7	64.5
Total debt and customer deposits	$121.0	$123.6

During the three months ended March 31, 2018, we issued (i) $2.0 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $1.0 billion of two year Class A Certificates at a fixed rate of 2.67 percent, $500 million of five year Class A Certificates at a fixed rate of 3.01 percent and $500 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 32 basis points, and (ii) $2.0 billion of senior unsecured notes from American Express Company consisting of $1.6 billion of five year notes at a fixed rate of 3.40 percent and $400 million of five year notes at a floating rate of  3-month LIBOR plus 65 basis points.
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

Table 20: Unsecured Debt Ratings

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

Securitized Borrowing Capacity
As of March 31, 2018, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2018, no amounts were drawn on the Charge Trust or Lending Trust facilities.

Federal Reserve Discount Window
As an insured depository institution, American Express National Bank may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowings made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain at the discretion of the Federal Reserve.

We had approximately $70.1 billion as of March 31, 2018 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of March 31, 2018 of $3.5 billion, which expires on October 16, 2020. As of March 31, 2018, no amounts were drawn on this facility.

Unused Credit Outstanding
As of March 31, 2018, we had approximately $289 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31:

Table 21: Cash Flows

(Billions)	2018	2017
Total cash (used in) provided by:
Operating activities	$2.0	$1.2
Investing activities	(0.7)	0.7
Financing activities	(2.9)	2.2
Effect of foreign currency exchange rates on cash and cash equivalents	(0.2)	0.1
Net increase in cash, cash equivalents and restricted cash	$(1.8)	$4.2

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

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.

The increase in net cash used in investing activities was primarily driven by a net increase in the investment securities portfolio.

Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in long-term debt, short-term borrowings and customer deposits as well as our regular common share dividend and share repurchase program.

The increase in net cash used in financing activities was primarily driven by a net decrease in long-term debt and short-term borrowings, partially offset by an increase in customer deposits.

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
Please see the “Supervision and Regulation” and “Risk Factors” sections of the Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K) for further information.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The European Union, Australia and other jurisdictions have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four party” networks like Visa and MasterCard), as well as the rules, contract terms and practices governing merchant card acceptance. Even where we are not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, such regulation extends to certain aspects of our business. For more information on the European Union and Australian payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2017 Form 10-K.
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
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2017 Form 10-K.

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
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2017 Form 10-K.
Antitrust Litigation
The U.S. Department of Justice (DOJ) and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. We continue to vigorously defend this and similar antitrust claims initiated by merchants in other court and arbitration proceedings. See Part II, Item 1. “Legal Proceedings” below and the “Legal Proceedings” section in our 2017 Form 10-K for descriptions of the DOJ and related cases. It is possible that significantly increased merchant steering or other actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2017 Form 10-K.
Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies that provide a framework for compliance with applicable laws, meet evolving customer expectations and support and enable business innovation and growth. Global financial institutions like us have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2017 Form 10-K.

Recently Issued Accounting Standards

Refer to the Recently Issued Accounting Standards section of Note 1 to the “Consolidated Financial Statements.”

Glossary of Selected Terminology

Adjusted net interest income — A non-GAAP measure that represents net interest income attributable to our Card Member loans (which includes, on a GAAP basis, interest that is deemed uncollectible), excluding the impact of interest expense and interest income not attributable to our Card Member loans. We believe adjusted net interest income is useful to investors because it represents the interest expense and interest income attributable to our Card Member loan portfolio and it is a component of net interest yield on average Card Member loans.
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
Capital ratios — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for further related definitions under Basel III.
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
Card Member receivables — Represents the outstanding amount due from Card Members for charges made on their American Express charge cards, as well as any card-related fees, other than revolving balances on certain American Express charge cards with Pay Over Time features.  Such revolving balances are included within Card Member loans.
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
Interest on loans — Assessed using the average daily balance method for Card Member loans. Unless the loan is classified as non-accrual, interest is recognized based upon the principal amount outstanding in accordance with the terms of the applicable account agreement until the outstanding balance is paid or written off.
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
Liquidity Coverage Ratio — Represents the minimum standards established by regulatory agencies as a measure to determine whether the regulated entity has sufficient liquidity to meet liquidity needs in periods of financial and economic stress.
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
Net interest yield on average Card Member loans —A non-GAAP measure that is computed by dividing adjusted net interest income by average Card Member loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provisions for losses, and are thus not included in the net interest yield calculation. We believe net interest yield on average Card Member loans is useful to investors because it provides a measure of profitability of our Card Member loan portfolio.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. There were no material changes in these market risks since December 31, 2017.

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

Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, the factors identified in the subsequent bullet; credit performance remaining consistent with current expectations; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, an increase in Card Member reimbursements, restructurings, impairments and changes in reserves; the ability to control operating expense growth; the amount we spend on customer engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); a greater impact from certain cobrand agreements than expected, which could be affected by volumes and Card Member engagement; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, changes to the fourth quarter 2017 provisional tax charge due to changes in interpretations and assumptions we have made as well as actions we may take as a result of the Tax Act, our geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes and reclassifications;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, continued growth of Card Member loans, a greater erosion of the average discount rate than expected, the strengthening of the U.S. dollar, more cautious spending by large and global corporate Card Members, the willingness of Card Members to pay higher card fees, lower spending on new cards acquired than estimated; and our ability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

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

•
our delinquency and write-off rates and growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquencies, mix of balances, loans and receivables related to new Card Members and other borrowers performing as expected, credit performance of new and enhanced lending products, unemployment rates, the volume of bankruptcies, collections capabilities and recoveries of previously written-off loans and receivables;

•
our ability to continue to grow loans and receivables, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk, the behavior of Card Members and their actual spending and borrowing patterns, and our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;

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

•
the actual amount to be spent on marketing and business development, which will be based in part on management’s assessment of competitive opportunities; overall business performance and changes in macroeconomic conditions; the actual amount of advertising and Card Member acquisition costs; our ability to continue to shift Card Member acquisition to digital channels; contractual obligations with business partners and other fixed costs and prior commitments; management’s ability to identify attractive investment opportunities and make such investments, which could be impacted by business, regulatory or legal complexities; and our ability to realize efficiencies, optimize investment spending and control expenses to fund such spending;

•
our ability to control operating expense growth, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; continuing to implement and achieve benefits from reengineering plans, which could be impacted by factors such as an inability to mitigate the operational and other risks posed by potential staff reductions and underestimating hiring and other employee needs; higher than expected employee levels; an ability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater-than-expected inflation; and the level of M&A activity and related expenses;

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

•
changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as the pace at which we are able to rebuild our capital levels and regulatory ratios, including from earnings and a lower effective tax rate; changes in the stress testing and capital planning process and the approval of our capital plans by our primary regulators in 2018; the amount we spend on acquisitions of companies; and our results of operations and the economic environment in any given period;

•
implementation of legislation and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, state and foreign taxing authorities, the Financial Accounting Standards Board or others regarding the Tax Act, and any future changes or amendments to that legislation;

•
a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyber attacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our operations, reduce the use and acceptance of our cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;

•
our deposit rates increasing faster or slower than current expectations and changes affecting our ability to accept, maintain or grow Personal Savings deposits due to market demand, changes in benchmark interest rates or regulatory restrictions on our ability to obtain deposit funding or offer competitive interest rates, which could affect our net interest yield and ability to fund our businesses;

•
changes in global economic and business conditions, consumer and business spending generally, the availability and cost of capital, unemployment rates, geopolitical conditions, trade policies, foreign currency rates and interest rates, all of which may significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations;

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

•
changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•
factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural disasters, health pandemics or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the 2017 Form 10-K and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).
We do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings, including the possible resolution of merchant claims, could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are described in this section and others, for which there have been no subsequent material developments since the filing of our 2017 Form 10-K, are described in such report. For additional information, see Note 8 to our “Consolidated Financial Statements.”
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
Following a non-jury trial, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and judgment in favor of American Express was entered on January 25, 2017. Eleven of the 17 states that are party to the case filed a petition with the Supreme Court seeking a review of the Second Circuit’s decision. On October 16, 2017, the Supreme Court granted certiorari and oral argument was held on February 26, 2018 in the case, now captioned Ohio v. American Express Co.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K. There are no material changes from the risk factors set forth in the 2017 Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2017 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2018
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	―	―	N/A	N/A

February 1-28, 2018
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	841,343	$99.39	N/A	N/A

March 1-31, 2018
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	43	$97.98	N/A	N/A

Total
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	841,386	$99.39	N/A	N/A
(a)
On September 26, 2016, the Board of Directors authorized the repurchase of up to 150 million shares of common stock from time to time, subject to market conditions and the Federal Reserve’s non-objection to our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date.  See "MD&A – Consolidated Capital Resources and Liquidity" for additional information regarding share repurchases.

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the quarter ended March 31, 2018, approximately 40 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and reservations were booked at two hotels that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 25, 2018	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: April 25, 2018	By	/s/ Richard Petrino
Richard Petrino
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herwith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit	Description
10.1
Amendment dated January 29, 2018 to the agreement dated February 27, 1995 by and between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of American Express Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 29, 2018 (filed January 30, 2018)).

10.2
Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.48 of American Express Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

*10.3	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended and restated effective April 1, 2018.
*12	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
*31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1