Form 10-Q
period 2018-06-30
AMERICAN EXPRESS CO
filed 2018-07-24
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 18, 2018
Common Shares (par value $0.20 per share)	861,054,250 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2018	2017
Revenues
Non-interest revenues
Discount revenue	$6,194	$5,743
Net card fees	844	771
Other fees and commissions	786	746
Other	349	379
Total non-interest revenues	8,173	7,639
Interest income
Interest on loans	2,387	1,950
Interest and dividends on investment securities	27	23
Deposits with banks and other	126	81
Total interest income	2,540	2,054
Interest expense
Deposits	300	176
Long-term debt and other	411	345
Total interest expense	711	521
Net interest income	1,829	1,533
Total revenues net of interest expense	10,002	9,172
Provisions for losses
Charge card	245	163
Card Member loans	528	404
Other	33	16
Total provisions for losses	806	583
Total revenues net of interest expense after provisions for losses	9,196	8,589
Expenses
Marketing and business development	1,663	1,456
Card Member rewards	2,433	2,196
Card Member services	416	341
Salaries and employee benefits	1,280	1,293
Other, net	1,313	1,346
Total expenses	7,105	6,632
Pretax income	2,091	1,957
Income tax provision	468	613
Net income	$1,623	$1,344
Earnings per Common Share (Note 15):(a)
Basic	$1.85	$1.48
Diluted	$1.84	$1.47
Average common shares outstanding for earnings per common share:
Basic	860	890
Diluted	862	893
Cash dividends declared per common share	$0.35	$0.32
(a)
Represents net income less (i) earnings allocated to participating share awards of $12 million and $11 million for the three months ended June 30, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $20 million and $19 million for the three months ended June 30, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2018	2017
Revenues
Non-interest revenues
Discount revenue	$12,083	$11,130
Net card fees	1,674	1,519
Other fees and commissions	1,567	1,457
Other	726	740
Total non-interest revenues	16,050	14,846
Interest income
Interest on loans	4,713	3,812
Interest and dividends on investment securities	48	46
Deposits with banks and other	241	141
Total interest income	5,002	3,999
Interest expense
Deposits	570	325
Long-term debt and other	762	639
Total interest expense	1,332	964
Net interest income	3,670	3,035
Total revenues net of interest expense	19,720	17,881
Provisions for losses
Charge card	487	376
Card Member loans	1,027	741
Other	67	39
Total provisions for losses	1,581	1,156
Total revenues net of interest expense after provisions for losses	18,139	16,725
Expenses
Marketing and business development	3,008	2,741
Card Member rewards	4,780	4,257
Card Member services	825	658
Salaries and employee benefits	2,606	2,557
Other, net	2,747	2,716
Total expenses	13,966	12,929
Pretax income	4,173	3,796
Income tax provision	916	1,201
Net income	$3,257	$2,595
Earnings per Common Share (Note 15):(a)
Basic	$3.71	$2.83
Diluted	$3.70	$2.82
Average common shares outstanding for earnings per common share:
Basic	859	895
Diluted	862	898
Cash dividends declared per common share	$0.70	$0.64

(a)
Represents net income less (i) earnings allocated to participating share awards of $25 million and $21 million for the six months ended June 30, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $41 million and $40 million for the six months ended June 30, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Net income	$1,623	$1,344	$3,257	$2,595
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax	(7)	―	(18)	6
Foreign currency translation adjustments, net of tax	(96)	33	(66)	349
Net unrealized pension and other postretirement benefits, net of tax	1	9	29	1
Other comprehensive (loss) income	(102)	42	(55)	356
Comprehensive income	$1,521	$1,386	$3,202	$2,951

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents
Cash and due from banks	$3,423	$5,148
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2018, $55; 2017, $48)	26,207	27,709
Short-term investment securities	113	70
Total cash and cash equivalents	29,743	32,927
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2018, $7,945; 2017, $8,919), less reserves: 2018, $558; 2017, $521	54,424	53,526
Other receivables, less reserves: 2018, $30; 2017, $31	3,241	3,209
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2018, $24,071; 2017, $25,695), less reserves: 2018, $1,840; 2017, $1,706	73,579	71,693
Other loans, less reserves: 2018, $101; 2017, $80	3,108	2,607
Investment securities	4,753	3,159
Premises and equipment, less accumulated depreciation and amortization: 2018, $5,917; 2017, $5,455	4,251	4,329
Other assets (includes restricted cash of consolidated variable interest entities: 2018, $1,263; 2017, $62)	11,762	9,746
Total assets	$184,861	$181,196
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$67,391	$64,452
Travelers Cheques and other prepaid products	2,222	2,555
Accounts payable	13,800	14,657
Short-term borrowings	1,972	3,278
Long-term debt (includes debt issued by consolidated variable interest entities: 2018, $19,321; 2017, $18,560)	55,883	55,804
Other liabilities	22,701	22,189
Total liabilities	$163,969	$162,935
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2018 and December 31, 2017	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 861 million shares as of June 30, 2018 and 859 million shares as of December 31, 2017	173	172
Additional paid-in capital	12,306	12,210
Retained earnings	10,896	8,307
Accumulated other comprehensive loss
Net unrealized debt securities losses, net of tax of: 2018, $(4); 2017, $1	(18)	―
Foreign currency translation adjustments, net of tax of: 2018, $(378); 2017, $(363)	(2,027)	(1,961)
Net unrealized pension and other postretirement benefits, net of tax of: 2018, $(170); 2017, $(179)	(438)	(467)
Total accumulated other comprehensive loss	(2,483)	(2,428)
Total shareholders’ equity	20,892	18,261
Total liabilities and shareholders’ equity	$184,861	$181,196

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2018	2017
Cash Flows from Operating Activities
Net income	$3,257	$2,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,581	1,157
Depreciation and amortization	685	615
Deferred taxes and other	(166)	14
Stock-based compensation	154	152
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(164)	818
Other assets	257	186
Accounts payable and other liabilities	(182)	(909)
Travelers Cheques and other prepaid products	(326)	(344)
Net cash provided by operating activities	5,096	4,284
Cash Flows from Investing Activities
Sales of investment securities	―	1
Maturities and redemptions of investment securities	1,203	1,502
Purchases of investments	(3,029)	(1,768)
Net increase in Card Member receivables and loans(a)	(5,538)	(3,169)
Purchase of premises and equipment, net of sales: 2018, nil; 2017,$1	(536)	(538)
Acquisitions/dispositions, net of cash acquired	(481)	(174)
Net cash used in investing activities	(8,381)	(4,146)
Cash Flows from Financing Activities
Net increase in customer deposits	2,957	4,666
Net decrease in short-term borrowings	(1,307)	(2,124)
Proceeds from long-term borrowings	10,561	17,124
Payments of long-term borrowings	(10,242)	(12,349)
Issuance of American Express common shares	49	44
Repurchase of American Express common shares	(138)	(1,767)
Dividends paid	(645)	(620)
Net cash provided by financing activities	1,235	4,974
Effect of foreign currency exchange rates on cash and cash equivalents	49	156
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,001)	5,268
Cash, cash equivalents and restricted cash at beginning of period	33,264	25,494
Cash, cash equivalents and restricted cash at end of period	$31,263	$30,762

(a) Refer to Note 2 for additional information.

Supplementary cash flow information

	Jun-18	Dec-17	Jun-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$29,743	$32,927	$30,442	$25,208
Restricted cash included in Other assets per Consolidated Balance Sheets	1,520	337	320	286
Total cash, cash equivalents and restricted cash	$31,263	$33,264	$30,762	$25,494

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation
The Company
American Express Company is a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (the GBT JV). Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and direct response advertising.

Effective for the second quarter of 2018, we realigned our reportable operating segments to reflect the organizational changes announced during the first quarter of 2018. Prior periods have been revised to conform to the new reportable segments, which are as follows:
▪
Global Consumer Services Group (GCSG), which primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.

▪
Global Commercial Services (GCS), which primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.

▪
Global Merchant and Network Services (GMNS), which operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries around the world and our reloadable prepaid and gift card businesses.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In cases where the merchant acquirer is a third party (which is the case, for example, under our OptBlue program, or with certain of our GNS partners), we receive a network rate fee in our settlement with the merchant acquirer, which is individually negotiated between us and that merchant acquirer and is recorded as discount revenue at the time the Card Member transaction occurs. In our role as the operator of the American Express network, we also settle with merchants on behalf of our GNS card issuing partners, who in turn receive an issuer rate that is individually negotiated between that issuer and us and is recorded as expense in Marketing and business development (see below) or as contra-revenue in Other revenue. In contrast with networks such as those operated by Visa Inc. and Mastercard Incorporated, there are no collectively set interchange rates or network rates on the American Express network, and no fees are agreed or due between the GNS partners on the network.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance on leases. The guidance, effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. We will adopt the standard effective January 1, 2019.  The new guidance currently requires a modified retrospective transition approach, which would cause us to record existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. In January 2018, the FASB released an exposure draft that, if issued in its current form, would provide us with the option to adopt the provisions of the new guidance prospectively, without adjusting the comparative periods presented.  We are in the process of upgrading our lease administration software and changing business processes and internal controls in preparation for the adoption. Specifically, we are currently reviewing our lease portfolio and are evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts on our financial position, results of operations, cash flows and regulatory risk-based capital, upon adoption.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. We do not intend to adopt the new standard early and are currently evaluating the impact the new guidance will have on our financial position, results of operations, cash flows and regulatory risk-based capital; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, and may result in material increases to our credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets.  We have established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continue to identify and conclude on key interpretive issues along with evaluating our existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.
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

The adoption of the new guidance also resulted in changes to the recognition timing of certain revenues, the impact of which is not material to net income. Similarly, the adoption did not have a material impact on our Consolidated Balance Sheets or Statements of Cash Flows. We had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.  Contracts assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In adopting the guidance, we implemented changes to our accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard. Such changes were not material.

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

2.  Business Events

During the first quarter of 2018, we acquired from Citibank, N.A. its existing Hilton Worldwide Holdings Inc. cobrand credit card loan portfolio (the acquired Hilton portfolio). The acquired Hilton portfolio had an outstanding principal and interest balance of approximately $1 billion at acquisition. None of the credit card loans acquired were considered purchased credit impaired at acquisition date. The cash outflows related to this acquisition are reported within the investing section of the Consolidated Statements of Cash Flows as a net increase in Card Member receivables and loans.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Loans and Accounts Receivable

Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.

Card Member loans by segment and Other loans as of June 30, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
Global Consumer Services Group(a)	$63,560	$62,319
Global Commercial Services	11,859	11,080
Card Member loans	75,419	73,399
Less: Reserve for losses	1,840	1,706
Card Member loans, net	$73,579	$71,693
Other loans, net(b)	$3,108	$2,607
(a)
Includes approximately $24.1 billion and $25.7 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2018 and December 31, 2017, respectively. The balance as of June 30, 2018 also includes loans related to the acquired Hilton portfolio (refer to Note 2).

(b)
Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $101 million and $80 million as of June 30, 2018 and December 31, 2017, respectively.

Card Member accounts receivable by segment and Other receivables as of June 30, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
Global Consumer Services Group(a)	$19,044	$20,946
Global Commercial Services	35,938	33,101
Card Member receivables	54,982	54,047
Less: Reserve for losses	558	521
Card Member receivables, net	$54,424	$53,526
Other receivables, net(b)	$3,241	$3,209
(a)	Includes $7.9 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2018 and December 31, 2017, respectively.
(b)
Other receivables primarily represent amounts related to (i) GNS partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $30 million and $31 million as of June 30, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2018 and December 31, 2017:

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$62,718	$230	$178	$434	$63,560
Global Commercial Services
Global Small Business Services	11,675	39	28	69	11,811
Global Corporate Payments(a)	(b)	(b)	(b)	―	48
Card Member Receivables:
Global Consumer Services Group	18,814	71	45	114	19,044
Global Commercial Services
Global Small Business Services	$16,432	$76	$45	$116	$16,669
Global Corporate Payments(a)	(b)	(b)	(b)	$149	$19,269

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$61,491	$238	$190	$400	$62,319
Global Commercial Services
Global Small Business Services	10,892	43	31	59	11,025
Global Corporate Payments(a)	(b)	(b)	(b)	―	55
Card Member Receivables:
Global Consumer Services Group	20,696	82	54	114	20,946
Global Commercial Services
Global Small Business Services	$15,868	$91	$54	$106	$16,119
Global Corporate Payments(a)	(b)	(b)	(b)	$148	$16,982
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
	2018			2017
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.1%	2.5%	1.3%	1.8%	2.1%	1.2%
Global Small Business Services	1.7%	2.0%	1.2%	1.5%	1.8%	1.1%
Card Member Receivables:
Global Consumer Services Group	1.6%	1.8%	1.2%	1.6%	1.8%	1.2%
Global Small Business Services	1.9%	2.1%	1.4%	1.7%	1.9%	1.4%

	2018		2017
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.11%	0.8%	0.10%	0.8%
(a)
We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in estimating our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Card Member Loans and Receivables
Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs. Impaired Card Member loans and receivables outside the U.S. are not significant as of June 30, 2018 and December 31, 2017; therefore, such loans and receivables are not included in the following tables unless otherwise noted.

The following tables provide additional information with respect to our impaired Card Member loans and receivables as of June 30, 2018 and December 31, 2017:
	As of June 30, 2018

			Accounts Classified as a TDR(c)
2018 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$308	$184	$245	$118	$855	$774	$60
Global Commercial Services	44	36	48	25	153	141	10
Card Member Receivables:
Global Consumer Services Group	―	―	23	10	33	32	2
Global Commercial Services	―	―	53	22	75	75	3
Total	$352	$220	$369	$175	$1,116	$1,022	$75

	As of December 31, 2017

			Accounts Classified as a TDR(c)
2017 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$289	$168	$178	$131	$766	$694	$49
Global Commercial Services	38	31	31	27	127	118	8
Card Member Receivables:
Global Consumer Services Group	―	―	15	9	24	24	1
Global Commercial Services	―	―	37	19	56	56	2
Total	$327	$199	$261	$186	$973	$892	$60
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

(c)
Accounts classified as a TDR include $15 million and $15 million that are over 90 days past due and accruing interest and $4 million and $5 million that are non-accruals as of June 30, 2018 and December 31, 2017, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $132 million and $141 million of Card Member accounts that have successfully completed a modification program and $43 million and $45 million of Card Member accounts that were not in compliance with the terms of the modification programs as of June 30, 2018 and December 31, 2017, respectively.

(f)
GCSG includes balances outside the U.S. of $65 million and $56 million that are over 90 days and accruing interest and $64 million and $55 million in unpaid principal as of June 30, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables:
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$846	$26	$819	$52
Global Commercial Services	149	6	141	11
Card Member Receivables:
Global Consumer Services Group	31	―	29	―
Global Commercial Services	72	―	67	―
Total	$1,098	$32	$1,056	$63

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$674	$20	$671	$40
Global Commercial Services	120	4	117	8
Card Member Receivables:
Global Consumer Services Group	18	―	18	―
Global Commercial Services	41	―	40	―
Total	$853	$24	$846	$48

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended				Six Months Ended
	June 30, 2018				June 30, 2018
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	12	$88	12	(b)	23	$169	12	(b)
Card Member Receivables	1	25	(c)	28	2	54	(c)	28
Total	13	$113			25	$223

	Three Months Ended				Six Months Ended
	June 30, 2017				June 30, 2017
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	7	$46	10	(b)	15	$103	11	(b)
Card Member Receivables	1	18	(c)	32	3	46	(c)	26
Total	8	$64			18	$149
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.
	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$9	4	$18
Card Member Receivables	1	3	2	5
Total	3	$12	6	$23

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$10	4	$21
Card Member Receivables	1	2	2	3
Total	3	$12	6	$24
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

 4.  Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2018	2017
Balance, January 1	$1,706	$1,223
Provisions(a)	1,027	741
Net write-offs(b)
Principal	(747)	(557)
Interest and fees	(148)	(106)
Other(c)	2	19
Balance, June 30	$1,840	$1,320
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $217 million and $205 million, and includes net (write-offs) recoveries from TDRs of $(14) million and $(21) million, for the six months ended June 30, 2018 and 2017, respectively. Recoveries of interest and fees were not significant.

(c)	Includes foreign currency translation adjustments of $(5) million and $10 million and other adjustments of $7 million and $9 million for the six months ended June 30, 2018 and 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of June 30, 2018 and December 31, 2017:
(Millions)	2018	2017
Card Member loans evaluated individually for impairment(a)	$436	$367
Related reserves (a)	$70	$57
Card Member loans evaluated collectively for impairment(b)	$74,983	$73,032
Related reserves (b)	$1,770	$1,649
(a)	Represents loans modified as a TDR and related reserves.
(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2018	2017
Balance, January 1	$521	$467
Provisions(a)	487	376
Net write-offs(b)	(435)	(373)
Other(c)	(15)	5
Balance, June 30	$558	$475
(a)	Provisions for principal and fee reserve components.
(b)
Principal and fee write-offs are presented less recoveries of $174 million and $181 million, and includes net recoveries (write-offs) from TDRs of $2 million and $(7) million, for the six months ended June 30, 2018 and 2017, respectively.

(c)	Includes foreign currency translation adjustments of $(1) million and $14 million and other adjustments of $(14) million and $(9) million for the six months ended June 30, 2018 and 2017, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of June 30, 2018 and December 31, 2017:
(Millions)	2018	2017
Card Member receivables evaluated individually for impairment(a)	$108	$80
Related reserves(a)	$5	$3
Card Member receivables evaluated collectively for impairment	$54,874	$53,967
Related reserves(b)	$553	$518
(a)	Represents receivables modified as a TDR and related reserves.
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
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets. Effective January 1, 2018, the unrealized gains and losses on equity securities are recorded in the Consolidated Statements of Income; prior to January 1, 2018, the unrealized gains and losses on equity securities were recorded in AOCI, net of income taxes.

The following is a summary of investment securities as of June 30, 2018 and December 31, 2017:

	2018				2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
Description of Securities (Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale debt securities:
State and municipal obligations	$1,170	$7	$(3)	$1,174	$1,369	$11	$(3)	$1,377
U.S. Government agency obligations	10	―	―	10	11	―	―	11
U.S. Government treasury obligations	2,919	2	(28)	2,893	1,051	3	(9)	1,045
Corporate debt securities	32	―	―	32	28	―	―	28
Mortgage-backed securities(a)	58	1	(1)	58	67	2	―	69
Foreign government bonds and obligations	540	―	(1)	539	581	―	―	581
Equity securities(b)	50	1	(4)	47	51	―	(3)	48
Total	$4,779	$11	$(37)	$4,753	$3,158	$16	$(15)	$3,159
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Equity securities comprise investments in common stock and mutual funds.

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of June 30, 2018 and December 31, 2017:
	2018				2017
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross			Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses
State and municipal obligations	$130	$(2)	$22	$(1)	$157	$(3)	$	―	$ ―
U.S. Government treasury obligations	1,462	(20)	173	(8)	650	(3)		175	(6)
Equity securities(a)	―	N/A	―	N/A	―	―		36	(2)
Total	$1,592	$(22)	$195	$(9)	$807	$(6)		$211	$(8)
(a)	Effective January 1, 2018, the unrealized gains and losses on equity securities are recorded in the Consolidated Statements of Income and are no longer assessed for other-than-temporary impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2018 and December 31, 2017:
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to			Gross			Gross			Gross
Amortized Cost	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2018:
90%–100%	31	$1,592	$(22)	8	$195	$(9)	39	$1,787	$(31)
Total as of June 30, 2018	31	$1,592	$(22)	8	$195	$(9)	39	$1,787	$(31)

2017:
90%–100%	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)
Total as of December 31, 2017	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)

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

Contractual maturities for investment securities with stated maturities as of June 30, 2018 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$1,787	$1,787
Due after 1 year but within 5 years	1,625	1,603
Due after 5 years but within 10 years	212	208
Due after 10 years	1,104	1,108
Total	$4,728	$4,706

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

We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of June 30, 2018, our ownership of variable interests was $7.7 billion and $5.2 billion for the Lending Trust and the Charge Trust, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.

The following table provides information on the restricted cash held by the Lending Trust and the Charge Trust as of June 30, 2018 and December 31, 2017, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2018	2017
Lending Trust	$1,256	$55
Charge Trust	7	7
Total	$1,263	$62

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2018 and the year ended December 31, 2017, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer Deposits

As of June 30, 2018 and December 31, 2017, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2018	2017
U.S.:
Interest bearing	$66,636	$63,666
Non-interest bearing (includes Card Member credit balances of: 2018, $323 million; 2017, $358 million)	358	395
Non-U.S.:
Interest bearing	35	34
Non-interest bearing (includes Card Member credit balances of: 2018, $350 million; 2017, $344 million)	362	357
Total customer deposits	$67,391	$64,452

Customer deposits by deposit type as of June 30, 2018 and December 31, 2017 were as follows:

(Millions)	2018	2017
U.S. retail deposits:
Savings accounts – Direct	$35,336	$31,915
Certificates of deposit:(a)
Direct	374	290
Third-party (brokered)	16,308	16,684
Sweep accounts – Third-party (brokered)	14,618	14,777
Other deposits:
U.S. non-interest bearing deposits	35	37
Non-U.S. deposits	47	47
Card Member credit balances ― U.S. and non-U.S.	673	702
Total customer deposits	$67,391	$64,452
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 45 months and 2.22 percent, respectively, as of June 30, 2018.

The scheduled maturities of certificates of deposit as of June 30, 2018 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2018	$4,282	$12	$4,294
2019	4,657	10	4,667
2020	3,755	―	3,755
2021	1,654	―	1,654
2022	2,212	―	2,212
After 5 years	122	―	122
Total	$16,682	$22	$16,704

As of June 30, 2018 and December 31, 2017, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2018	2017
U.S.	$146	$114
Non-U.S.	12	11
Total	$158	$125

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

We have accrued for certain of our outstanding legal proceedings. An accrual is recorded when it is both (a) probable that a loss has occurred and (b) the amount of loss can be reasonably estimated. There may be instances in which an exposure to loss exceeds the accrual. We evaluate, on a quarterly basis, developments in legal proceedings that could cause an increase or decrease in the amount of the accrual that has been previously recorded, or a revision to the disclosed estimated range of possible losses, as applicable.

For those disclosed material legal proceedings and VAT matters where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $390 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals.

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

In relation to our credit risk, under the terms of the derivative agreements we have with our various counterparties, we are not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on our assessment of the credit risk of our derivative counterparties as of June 30, 2018 and December 31, 2017, no credit risk adjustment to the derivative portfolio was required.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2018 and December 31, 2017:

	Other Assets Fair Value			Other Liabilities Fair Value
(Millions)	2018		2017	2018	2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$	―	$11	$131	$34
Net investment hedges - Foreign exchange contracts		331	117	28	89
Total derivatives designated as hedging instruments		331	128	159	123
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)		179	82	120	95
Total derivatives, gross		510	210	279	218
Less: Cash collateral netting(c)(d)		(21)	(6)	(127)	(45)
Derivative asset and derivative liability netting(e)		(109)	(80)	(109)	(80)
Total derivatives, net		$380	$124	$43	$93
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

(d)
We posted $118 million and $146 million as of June 30, 2018 and December 31, 2017, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(e)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
A majority of our derivative assets and liabilities as of June 30, 2018 and December 31, 2017 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $23.7 billion and $23.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2018 and December 31, 2017, respectively.

The following table represents the gains and losses associated with the fair value hedges of our fixed-rate long-term debt:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
	Interest expense(a)	Other expenses	Interest expense(a)	Other expenses
Fixed-rate long-term debt	$58	$(25)	$268	$25
Derivatives designated as hedging instruments	(67)	6	(258)	(69)
Total	$(9)	$(19)	$10	$(44)
(a)
We adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense. Refer to Note 1 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $23.2 billion and $23.6 billion as of June 30, 2018 and December 31, 2017, respectively, including offsetting amounts of $451 million and $182 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
We recognized a net increase of $13 million and a net reduction of $37 million in interest expense on long-term debt for the three months ended June 30, 2018 and 2017, respectively, and net reductions of $1 million and $81 million for the six months ended June 30, 2018 and 2017, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $320 million and a loss of $102 million for the three months ended June 30, 2018 and 2017, respectively, and a gain of $158 million and a loss of $331 million for the six months ended June 30, 2018 and 2017, respectively. Accumulated gains within AOCI of $1 million for the six months ended June 30, 2018 were reclassified into Other expenses upon investment sales or liquidations.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $55 million and a net loss of $4 million for the three months ended June 30, 2018 and 2017, respectively, and a net gain of $34 million and a net loss of $21 million for the six months ended June 30, 2018 and 2017, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative resulted in losses of $4 million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and losses of $6 million and $2 million for the six months ended June 30, 2018 and 2017, respectively, and are recognized in Card Member services expense.

10. Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2018 and December 31, 2017:

	2018						2017
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$47		$1	$46	$	―	$48		$1	$47	$	―
Debt securities	4,706		2,893	1,813		―	3,111		1,045	2,066		―
Derivatives(a)	510		―	510		―	210		―	210		―
Total Assets	5,263		2,894	2,369		―	3,369		1,046	2,323		―
Liabilities:
Derivatives(a)	279		―	279		―	218		―	218		―
Total Liabilities	$279	$	―	$279	$	―	$218	$	―	$218	$	―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2018 and December 31, 2017, and require management’s judgment. These figures may not be indicative of future fair values, nor can our fair value be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$30	$30		$29	$1	$	―
Other financial assets(b)	59	59		―	59		―
Financial assets carried at other than fair value
Loans, net(c)	77	77		―	―		77

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	77	77		―	77		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	16		―	16		―
Long-term debt(c)	$56	$57	$	―	$57	$	―

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33		$32	$1	$	―
Other financial assets(b)	57	57		―	57		―
Financial assets carried at other than fair value
Loans, net(c)	74	75		―	―		75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	76	76		―	76		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	17		―	17		―
Long-term debt(c)	$56	$57	$	―	$57	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.9 billion and $8.9 billion held by a consolidated VIE as of June 30, 2018 and December 31, 2017, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $23.9 billion and $25.6 billion as of June 30, 2018 and December 31, 2017, respectively, and the fair values of long-term debt were $19.2 billion and $18.6 billion as of June 30, 2018 and December 31, 2017, respectively.

(d)	Presented as a component of customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired. During the six months ended June 30, 2018 and the year ended December 31, 2017, we did not have any material assets that were measured at fair value due to impairment. Equity investments previously held at cost that are adjusted through earnings for observable price changes are not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees

As of June 30, 2018, the maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $42 million, respectively, and related primarily to our real estate and business dispositions. As of December 31, 2017, the maximum potential undiscounted future payments and related liability were $1 billion and $52 million, respectively.

To date we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

12. Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2018 and 2017 were as follows:

Three Months Ended June 30, 2018 (Millions), net of tax	Net Unrealized Losses on Debt Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2018	$(11)	$(1,931)	$(439)	$(2,381)
Net unrealized losses	(7)	―	―	(7)
Net translation losses of investments in foreign operations	―	(416)	―	(416)
Net gains related to hedges of investments in foreign operations	―	320	―	320
Pension and other postretirement benefit	―	―	1	1
Net change in accumulated other comprehensive loss	(7)	(96)	1	(102)
Balances as of June 30, 2018	$(18)	$(2,027)	$(438)	$(2,483)

Six Months Ended June 30, 2018 (Millions), net of tax	Net Unrealized Losses on Debt Securities		Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$	―	$(1,961)	$(467)	$(2,428)
Net unrealized losses		(20)	―	―	(20)
Net translation losses of investments in foreign operations		―	(224)	―	(224)
Net gains related to hedges of investments in foreign operations		―	158	―	158
Pension and other postretirement benefit		―	―	29	29
Other(a)		2	―	―	2
Net change in accumulated other comprehensive loss		(18)	(66)	29	(55)
Balances as of June 30, 2018		$(18)	$(2,027)	$(438)	$(2,483)
(a)
Represents unrealized gains pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption of the financial instruments guidance effective January 1, 2018 (refer to Note 1).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2017	$13	$(1,946)	$(537)	$(2,470)
Net translation gain of investments in foreign operations	―	135	―	135
Net losses related to hedges of investments in foreign operations	―	(102)	―	(102)
Pension and other postretirement benefit	―	―	9	9
Net change in accumulated other comprehensive loss	―	33	9	42
Balances as of June 30, 2017	$13	$(1,913)	$(528)	$(2,428)

Six Months Ended June 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized gains	6	―	―	6
Net translation gain of investments in foreign operations(a)	―	680	―	680
Net losses related to hedges of investments in foreign operations	―	(331)	―	(331)
Pension and other postretirement benefit	―	―	1	1
Net change in accumulated other comprehensive loss	6	349	1	356
Balances as of June 30, 2017	$13	$(1,913)	$(528)	$(2,428)
(a)	Includes $289 million of tax benefits recognized in the six months ended June 30, 2017.

The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:
	Tax (benefit) expense
	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2018	2017		2018	2017
Investment securities	$(2)	$	―	$(5)	$3
Foreign currency translation adjustments(a)	(70)		12	(68)	(179)
Net investment hedges	107		(67)	53	(207)
Pension and other postretirement benefits	6		1	9	(8)
Total tax impact	$41		$(54)	$(11)	$(391)

(a)    Includes $289 million of tax benefits recognized in the six months ended June 30, 2017.

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings
		Three Months Ended				Six Months Ended
		June 30,				June 30,
		Amount				Amount
Description (Millions)	Income Statement Line Item	2018		2017		2018		2017
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses		―		―		1		―
Related income tax	Income tax provision		―		―		(1)		―
Reclassification of foreign currency translation adjustments			―		―		―		―
Total		$	―	$	―	$	―	$	―

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Other Fees and Commissions, Other Revenues and Other Expenses

The following is a detail of Other fees and commissions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Fees charged to Card Members:
Delinquency fees	$232	$218	$474	$432
Foreign currency conversion fee revenue	233	212	458	411
Other customer fees:
Loyalty coalition-related fees	107	114	218	216
Travel commissions and fees	112	92	211	182
Service fees and other(a)	102	110	206	216
Total Other fees and commissions	$786	$746	$1,567	$1,457
(a)	Other includes Membership Rewards program fees that are not related to contracts with customers.

The following is a detail of Other revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Global Network Services partner revenues	$66	$88	$145	$179
Other(a)	283	291	581	561
Total Other revenues	$349	$379	$726	$740
(a)
Other includes revenues arising from net revenue earned on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, prepaid card and Travelers Cheque-related revenues, earnings from equity method investments (including the GBT JV), and other miscellaneous revenue and fees.

Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) are not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.

The following is a detail of Other expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Occupancy and equipment	$484	$484	$1,004	$958
Professional services	508	511	965	1,012
Other(a)	321	351	778	746
Total Other expenses	$1,313	$1,346	$2,747	$2,716
(a)
For the six months ended June 30, 2018, other expense includes the loss on a transaction involving the operations of our prepaid reloadable and gift card business and gains on the re-measurement of certain equity investments previously carried at cost. For all periods, other expense also includes general operating expenses, communication expenses, Card and merchant-related fraud losses, foreign currency-related gains and losses and insurance costs.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

The effective tax rate was 22.4 percent and 31.3 percent for the three months ended June 30, 2018 and 2017, respectively, and 22.0 percent and 31.6 percent for the six months ended June 30, 2018 and 2017, respectively. The changes in tax rates for both periods primarily reflect the reduction in the U.S. federal statutory tax rate as a result of the Tax Act. The tax rates in the prior year also reflect the resolution of certain prior years’ tax items.

In the fourth quarter of 2017, we recorded an estimated net discrete tax charge of $2.6 billion related to the Tax Act that was accounted for as a provisional charge under Staff Accounting Bulletin No.118. There were no material changes to these estimates for the current period.  We continue to analyze the impacts of the Tax Act; therefore, the 2017 charge continues to be provisional.

We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination with the IRS for tax years 2008 through 2014.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $319 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $319 million of unrecognized tax benefits, approximately $286 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Basic and diluted:
Net income	$1,623	$1,344	$3,257	$2,595
Preferred dividends	(20)	(19)	(41)	(40)
Net income available to common shareholders	1,603	1,325	3,216	2,555
Earnings allocated to participating share awards(a)	(12)	(11)	(25)	(21)
Net income attributable to common shareholders	$1,591	$1,314	$3,191	$2,534
Denominator: (a)
Basic: Weighted-average common stock	860	890	859	895
Add: Weighted-average stock options(b)	2	3	3	3
Diluted	862	893	862	898
Basic EPS	$1.85	$1.48	$3.71	$2.83
Diluted EPS	$1.84	$1.47	$3.70	$2.82
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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.7 million and 1.2 million of options for the three months ended June 30, 2018 and 2017, respectively, and 0.7 million and 1.2 million of options for the six months ended June 30, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.  Regulatory Matters and Capital Adequacy

We are supervised and regulated by the Board of Governors of the Federal Reserve System (the Federal Reserve) and are subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. Our U.S. bank subsidiary, American Express National Bank (AENB), is the surviving entity that resulted from the conversion of American Express Centurion Bank, a Utah state-chartered industrial bank, into a national banking association, and the subsequent merger of American Express Bank, FSB, a federal savings bank, into the successor entity as of April 1, 2018. AENB is subject to supervision and regulation, including regulatory capital and leverage requirements, by the Office of the Comptroller of the Currency (OCC).
Under the risk-based capital guidelines of the Federal Reserve, we are required to maintain minimum ratios of Common Equity Tier 1 (CET1), Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as a minimum Tier 1 leverage ratio (Tier 1 capital to average adjusted on-balance sheet assets) and a supplementary leverage ratio (Tier 1 capital to both on-balance sheet and certain off-balance sheet exposures).
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators, that, if undertaken, could have a direct material effect on our operating activities.
As of June 30, 2018 and December 31, 2017, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.

The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio	Supplementary leverage ratio
June 30, 2018:(a)
American Express Company	$15,237	$16,810	$19,290	10.1%	11.1%	12.8%	9.7%	8.3%
American Express National Bank	$11,494	$11,494	$13,433	12.7%	12.7%	14.9%	10.3%	8.5%
December 31, 2017:(a)
American Express Company	$13,189	$14,721	$17,142	9.0%	10.1%	11.8%	8.6%	(b) %
American Express Centurion Bank	$5,954	$5,954	$6,547	12.7%	12.7%	14.0%	10.2%	(b) %
American Express Bank, FSB	$6,065	$6,065	$6,653	12.9%	12.9%	14.2%	11.7%	(b) %

Well capitalized ratios(c)				6.5%	8.0%	10.0%	5.0%	N/A
Basel III Standards 2018(d)				6.4%	7.9%	9.9%	4.0%	3.0%
Minimum capital ratios(e)				4.5%	6.0%	8.0%	4.0%	3.0%
(a)
As a Basel III advanced approaches institution in parallel run, capital ratios are reported using Basel III capital definitions, inclusive of transition provisions for the capital ratios as of December 31, 2017, and risk-weighted assets using the Basel III standardized approach.

(b)	The minimum supplementary leverage ratio (SLR) requirement of 3 percent became effective January 1, 2018.
(c)
Represents requirements for banking subsidiaries to be considered “well capitalized” pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no CET1 capital ratio, Tier 1 leverage ratio or SLR requirement for a bank holding company to be considered “well capitalized.”

(d)
Basel III minimum capital requirement and additional transitional capital conservation buffer as defined by the Federal Reserve and OCC for calendar year 2018 for advanced approaches institutions. The additional capital conservation buffer does not apply to Tier 1 leverage ratio or SLR.

(e)	As defined by the regulations issued by the Federal Reserve and OCC.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.  Reportable Operating Segments

We are a globally integrated payments company that is principally engaged in businesses comprising three reportable operating segments: GCSG, GCS and GMNS. Corporate functions and certain other businesses and operations are included in Corporate & Other. Effective January 1, 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments. Effective April 1, 2018, we made additional changes to the methodology used to allocate certain corporate overhead costs to the operating segments. Prior period amounts have been revised to conform to the current period presentation.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other:

Three Months Ended June 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$3,678	$2,977	$1,513	$5	$8,173
Revenue from contracts with customers(b)	2,596	2,581	1,495	2	6,674
Interest income	1,994	393	7	146	2,540
Interest expense	370	204	(68)	205	711
Total revenues net of interest expense	5,302	3,166	1,588	(54)	10,002
Net income (loss)	$770	$564	$543	$(254)	$1,623
Total assets (billions)	$127	$53	$31	$(26)	$185

Six Months Ended June 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$7,169	$5,815	$3,045	$21	$16,050
Revenue from contracts with customers(b)	5,034	5,034	2,986	7	13,061
Interest income	3,943	770	16	273	5,002
Interest expense	697	375	(127)	387	1,332
Total revenues net of interest expense	10,415	6,210	3,188	(93)	19,720
Net income (loss)	$1,596	$1,110	$1,059	$(508)	$3,257
Total assets (billions)	$127	$53	$31	$(26)	$185

Three Months Ended June 30, 2017 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$3,345	$2,738	$1,518	$38	$7,639
Revenue from contracts with customers(b)	2,368	2,372	1,481	3	6,224
Interest income	1,616	334	9	95	2,054
Interest expense	247	145	(47)	176	521
Total revenues net of interest expense	4,714	2,927	1,574	(43)	9,172
Net income (loss)	$615	$477	$476	$(224)	$1,344
Total assets (billions)	$113	$47	$27	$(20)	$167

Six Months Ended June 30, 2017 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$6,482	$5,342	$2,980	$42	$14,846
Revenue from contracts with customers(b)	4,564	4,614	2,888	6	12,072
Interest income	3,160	653	24	162	3,999
Interest expense	460	268	(85)	321	964
Total revenues net of interest expense	9,182	5,727	3,089	(117)	17,881
Net income (loss)	$1,288	$882	$909	$(484)	$2,595
Total assets (billions)	$113	$47	$27	$(20)	$167
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)	Includes discount revenue, certain other fees and commissions and other revenues from customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•     Stored-value/prepaid products

Our various products and services are sold globally to diverse customer groups, including consumers, large corporations, mid-sized companies and small businesses. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).
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
•
Other fees and commissions, represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, service fees and fees related to our Membership Rewards program; and

•
Other revenue, primarily represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, insurance premiums earned from Card Members, prepaid card and Travelers Cheque-related revenues, and earnings from equity method investments (including the GBT JV).

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

Effective for the second quarter of 2018, we realigned our reportable segments to reflect the organizational changes announced during the first quarter of 2018. Prior periods have been revised to conform to the new reportable operating segments, which are:  Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS), with corporate functions and certain other businesses and operations included in Corporate & Other. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.
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

Bank Holding Company
American Express is a bank holding company under the Bank Holding Company Act of 1956, and The Board of Governors of the Federal Reserve System (the Federal Reserve) is our primary federal regulator. As such, we are subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Business Environment
Our results for the second quarter reflect strong performance that continues the momentum from the beginning of the year, as we progress against our four strategic imperatives – strengthening our leadership position with premium consumers, extending our strong position in the commercial payments space, strengthening our global, integrated network and making American Express an essential part of our customers’ digital lives. The increases in net income and earnings per share versus the prior year reflected growth across our businesses as well as a lower tax provision due to the reduction in the U.S. corporate income tax rate resulting from the Tax Cuts and Jobs Act (the Tax Act).
Our worldwide billed business increased 10 percent over the prior year. Our U.S. and international proprietary consumer card issuing businesses saw continued double digit billings growth. The increase in U.S. billings versus the prior year reflected growth from existing customers and strong growth in our Platinum portfolios. The increase in commercial billings reflected growth across all of our commercial customer segments. Global Network Services billed business declined due to the impact of the evolving regulatory environment in the European Union and Australia; excluding the billings from those geographies Global Network Services billed business grew year-over-year.
Revenues net of interest expense grew 9 percent, reflecting higher Card Member spending, fee income and net interest income, partially offset by a decline in the average discount rate.  We continue to be focused on driving discount revenue growth, not on managing the average discount rate, which has led us to selectively adjust discount rates in order to drive higher volume growth and overall economics. While our net interest yield continued to increase year-over-year, the increase has moderated over the last few quarters as we grow over some of our prior-year pricing initiatives and experience higher funding costs.
Card Member loans grew year-over-year, in line with the first quarter, as we continued to expand our lending relationships with existing customers and acquired new Card Members, including the acquisition from Citibank, N.A. of the portion of the Hilton cobrand portfolio that we did not previously own (the acquired Hilton portfolio).   Provisions for losses increased as a result of higher Card Member loans and receivables and increases in net write-off rates.  The increase in the lending net write-off rate was primarily due to the continued seasoning of recent loan vintages, and we expect this trend to continue.
Spending on customer engagement (the aggregate of rewards, Card Member services and marketing and business development expenses) increased year-over-year across all categories. Growth in rewards and Card Member services reflected the growth in billings and continued higher levels of usage across many of our premium travel services. Marketing and business development expense increased due to higher spending on growth initiatives, including the launch of our new global brand campaign, continued investments in our cobrand partnerships and higher corporate client incentives. We expect spending on growth initiatives to remain at higher levels than the first quarter of 2018 for the balance of the year.  Operating expense decreased modestly year-over-year, reflecting our continued focus on controlling operating costs.

As previously announced, we suspended our share buyback program for the first half of 2018 in order to rebuild our capital, and as a result, we saw our capital ratios sequentially improve during the second quarter.  We continued to return capital to shareholders through our dividend distributions, and during the quarter, we received notice that the Board of Governors of the Federal Reserve System (the Federal Reserve) did not object to our capital plan. We will therefore be resuming our share buyback program during the third quarter of the year.
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

The discussions in both the Consolidated Results of Operations and Business Segment Results provide commentary on the variances for the three and six months ended June 30, 2018 compared to same periods in the prior year, as presented in the accompanying tables. Effective January 1, 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments. Effective April 1, 2018, we made additional changes to the methodology used to allocate certain corporate overhead costs to the operating segments. Prior period amounts have been revised to conform to the current period presentation.

Table 1: Summary of Financial Performance

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages and per share amounts)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenues net of interest expense	$10,002	$9,172	$830	9%	$19,720	$17,881	$1,839	10%
Provisions for losses	806	583	223	38	1,581	1,156	425	37
Expenses	7,105	6,632	473	7	13,966	12,929	1,037	8
Pretax income	2,091	1,957	134	7	4,173	3,796	377	10
Income tax provision	468	613	(145)	(24)	916	1,201	(285)	(24)
Net income	1,623	1,344	279	21	3,257	2,595	662	26
Earnings per common share - diluted(a)	$1.84	$1.47	$0.37	25%	$3.70	$2.82	$0.88	31%
Return on average equity(b)	16.7%	21.7%			16.7%	21.7%
Effective tax rate	22.4%	31.3%			22.0%	31.6%
(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards of $12 million and $11 million for the three months ended June 30, 2018 and 2017, respectively, and $25 million and $21 million for the six months ended June 30, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $20 million and $19 million for the three months ended June 30, 2018 and 2017, respectively, and $41 million and $40 million for the six months ended June 30, 2018 and 2017, respectively.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($3.4 billion and $4.5 billion for June 30, 2018 and 2017, respectively) by (ii) one-year average total shareholders’ equity ($20.4 billion and $20.9 billion for June 30, 2018 and 2017, respectively).

Table 2: Total Revenue Net of Interest Expense Summary
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Discount revenue	$6,194	$5,743	$451	8%	$12,083	$11,130	$953	9%
Net card fees	844	771	73	9	1,674	1,519	155	10
Other fees and commissions	786	746	40	5	1,567	1,457	110	8
Other	349	379	(30)	(8)	726	740	(14)	(2)
Total non-interest revenues	8,173	7,639	534	7	16,050	14,846	1,204	8
Total interest income	2,540	2,054	486	24	5,002	3,999	1,003	25
Total interest expense	711	521	190	36	1,332	964	368	38
Net interest income	1,829	1,533	296	19	3,670	3,035	635	21
Total revenues net of interest expense	$10,002	$9,172	$830	9%	$19,720	$17,881	$1,839	10%

Total Revenues Net of Interest Expense

Discount revenue increased for both the three and six month periods, primarily due to growth in billed business of 10 percent and 11 percent for the three and six month periods, respectively, partially offset by a decrease in the average discount rate. U.S. billed business increased 10 percent for both periods. Non-U.S. billed business increased 10 percent and 13 percent for the three and six month periods, respectively. See Tables 5, 6 and 7 for more details on billed business performance.
The decreases in the average discount rate for both the three and six month periods primarily reflected rate reductions from merchant negotiations, including those resulting from the recent regulatory changes affecting competitor pricing in certain international markets, changes in industry and geographic mix and the continued growth of the OptBlue program. We expect the average discount rate will continue to decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume related pricing discounts, certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates) and other factors.

Net card fees increased for both the three and six month periods, primarily driven by growth in the Platinum and Delta portfolios, as well as growth in certain key international countries.
Other fees and commissions increased for both the three and six month periods, primarily driven by growth in foreign exchange conversion revenue, in addition to an increase in travel commissions and fees in the three month period and a change in the late fee assessment date for certain U.S. charge cards in the six month period.
Other revenues decreased for both the three and six month periods. The decrease in both periods was primarily due to a reduction in revenues related to GNS partners and lower revenues related to our prepaid business, and additionally in the three month period by a decline in revenues related to the GBT JV.
Interest income increased for both the three and six month periods, primarily reflecting higher average Card Member loans and higher yields. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets and specific pricing actions.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates, higher average long-term debt and higher average deposits.

Table 3: Provisions for Losses Summary

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Charge card	$245	$163	$82	50%	$487	$376	$111	30%
Card Member loans	528	404	124	31	1,027	741	286	39
Other	33	16	17	#	67	39	28	72
Total provisions for losses	$806	$583	$223	38%	$1,581	$1,156	$425	37%

# Denotes a variance greater than 100 percent

Provisions for Losses

Charge card provision for losses increased for both the three and six month periods, primarily driven by growth in receivables due to increased billed business and higher net losses, largely in the corporate and small business portfolios.
Card Member loans provision for losses increased for both the three and six month periods, primarily driven by continued strong loan growth and higher net write-offs as a result of the seasoning of recent loan vintages.

Other provision for losses increased for both the three and six month periods, primarily due to growth in the non-card lending portfolio.

Table 4: Expenses Summary

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Marketing and business development(a)	$1,663	$1,456	$207	14%	$3,008	$2,741	$267	10%
Card Member rewards	2,433	2,196	237	11	4,780	4,257	523	12
Card Member services	416	341	75	22	825	658	167	25
Total marketing, business development, rewards and Card Member services	4,512	3,993	519	13	8,613	7,656	957	13
Salaries and employee benefits	1,280	1,293	(13)	(1)	2,606	2,557	49	2
Other, net(a)	1,313	1,346	(33)	(2)	2,747	2,716	31	1
Total expenses	$7,105	$6,632	$473	7%	$13,966	$12,929	$1,037	8%
(a)
Effective January 1, 2018, includes reclassification of certain business development expenses from Other expenses to Marketing and business development that are not directly attributable to the adoption of the new revenue recognition guidance. Prior periods have been conformed to the current period presentation.

Expenses
Marketing and business development expense increased for both the three and six month periods, primarily due to higher spending on growth initiatives including the launch of our new global brand campaign, continued investments in partnerships, and increased corporate client incentives driven by higher volumes.
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in cobrand rewards expense of $152 million and $280 million and Membership Rewards and cash-back reward expenses of $83 million and $243 million, for the three and six month periods, respectively, all of which were primarily driven by higher spending volumes.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants increased to 96 percent (rounded up) at June 30, 2018 from 95 percent (rounded down) at June 30, 2017. The increase in the URR reflects continued higher engagement in our Membership Rewards program.
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits, in addition to enhanced Platinum card benefits in the six month period.
Salaries and employee benefits expense was flat and increased for the three and six month periods, respectively, primarily driven by increases in incentive compensation, offset in the three month period by lower restructuring costs.
Other expenses decreased and was flat for the three and six month periods, respectively. The decrease in the three month period was primarily driven by foreign currency-related gains and a value-added tax (VAT) reserve release, partially offset by a benefit in the prior year from a change in the liability related to non-delivery of goods and services by merchants. The six month period also reflected a loss on a transaction involving the operations of our prepaid reloadable and gift card business.
Income Taxes
The effective tax rate decreased for both the three and six month periods, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 5: Selected Card-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Six Months Ended		2018
	June 30,		vs.	June 30,		vs.
	2018	2017	2017	2018	2017	2017
Card billed business: (billions)
U.S.	$195.4	$177.6	10%	$377.9	$343.0	10%
Outside the U.S.	101.1	92.0	10	202.4	178.9	13
Total	$296.5	$269.6	10	$580.3	$521.9	11
Proprietary	$251.1	$223.8	12	$488.0	$432.7	13
Global Network Services	45.4	45.8	(1)	92.3	89.2	3
Total	$296.5	$269.6	10	$580.3	$521.9	11
Cards-in-force: (millions)
U.S.	51.9	48.9	6	51.9	48.9	6
Outside the U.S.	62.4	63.3	(1)	62.4	63.3	(1)
Total	114.3	112.2	2	114.3	112.2	2
Proprietary	67.4	63.0	7	67.4	63.0	7
Global Network Services	46.9	49.2	(5)	46.9	49.2	(5)
Total	114.3	112.2	2	114.3	112.2	2
Basic cards-in-force: (millions)
U.S.	40.9	38.6	6	40.9	38.6	6
Outside the U.S.	52.0	52.6	(1)	52.0	52.6	(1)
Total	92.9	91.2	2	92.9	91.2	2
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,275	$5,128	3	$10,294	$9,989	3
Outside the U.S.	$3,909	$3,468	13	$7,781	$6,752	15
Average	$4,871	$4,633	5	$9,551	$9,022	6
Card Member loans: (billions)
U.S.	$66.3	$58.5	13	$66.3	$58.5	13
Outside the U.S.	9.1	7.5	21	9.1	7.5	21
Total	$75.4	$66.0	14	$75.4	$66.0	14
Average discount rate(a)	2.37%	2.42%		2.37%	2.42%
Average fee per card (dollars)(b)	$51	$49	4%	$51	$49	4%
(a)
Effective January 1, 2018, we began including billed business related to certain business-to-business products in the calculation of the average discount rate to reflect our expanding business-to-business product offerings. Prior periods have been conformed to the current period presentation.

(b)	Average fee per card is computed based on proprietary basic net card fees divided by average proprietary basic cards-in-force.

Table 6: Billed Business Growth
	Three Months Ended
	June 30, 2018
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates(a)
Worldwide(b)
Billed business	10%	9%
Proprietary billed business	12	12
GNS billed business	(1)	(3)
Airline-related volume (8% of worldwide billed business)	8	7
U.S.(b)
Billed business	10
Proprietary consumer billed business	10
Proprietary commercial billed business	10
T&E-related volume (26% of U.S. billed business)	8
Non-T&E-related volume (74% of U.S. billed business)	10
Airline-related volume (7% of U.S. billed business)	7
Outside the U.S.(b)
Billed business	10	8
Japan, Asia Pacific & Australia billed business	9	7
Latin America & Canada billed business	5	11
Europe, the Middle East & Africa billed business	14	9
Proprietary consumer billed business	20	18
Proprietary commercial billed business	19%	18%
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

Table 7: Billed Business Growth
	Six Months Ended
	June 30, 2018
		Percentage Increase
	Percentage	(Decrease) Assuming
	Increase	No Changes in
	(Decrease)	FX Rates(a)
Worldwide(b)
Billed business	11%	10%
Proprietary billed business	13	12
GNS billed business	3	―
Airline-related volume (8% of worldwide billed business)	9	6
U.S.(b)
Billed business	10
Proprietary consumer billed business	11
Proprietary commercial billed business	10
T&E-related volume (26% of U.S. billed business)	8
Non-T&E-related volume (74% of U.S. billed business)	11
Airline-related volume (7% of U.S. billed business)	7
Outside the U.S.(b)
Billed business	13	9
Japan, Asia Pacific & Australia billed business	13	8
Latin America & Canada billed business	6	12
Europe, the Middle East & Africa billed business	17	8
Proprietary consumer billed business	23	17
Proprietary commercial billed business	21%	16%
(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

(b)	Captions in the table above not designated as “proprietary” or “GNS” include both proprietary and GNS data.

Table 8: Selected Credit-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Six Months Ended		2018
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Worldwide Card Member loans:
Total loans (billions)	$75.4	$66.0	14%	$75.4	$66.0	14%
Loss reserves:
Beginning balance	$1,786	$1,248	43	$1,706	$1,223	39
Provisions - principal, interest and fees	528	404	31	1,027	741	39
Net write-offs — principal less recoveries	(389)	(285)	36	(747)	(557)	34
Net write-offs — interest and fees less recoveries	(77)	(55)	40	(148)	(106)	40
Other(a)	(8)	8	#	2	19	(89)
Ending balance	$1,840	$1,320	39	$1,840	$1,320	39
Ending reserves — principal	$1,737	$1,247	39	$1,737	$1,247	39
Ending reserves — interest and fees	$103	$73	41	$103	$73	41
% of loans	2.4%	2.0%		2.4%	2.0%
% of past due	188%	167%		188%	167%
Average loans (billions)	$74.1	$65.1	14	$73.5	$64.6	14
Net write-off rate — principal only(b)	2.1%	1.8%		2.0%	1.7%
Net write-off rate — principal, interest and fees(b)	2.5	2.1		2.4	2.1
30+ days past due as a % of total(b)	1.3%	1.2%		1.3%	1.2%

Worldwide Card Member receivables:
Total receivables (billions)	$55.0	$49.4	11	$55.0	$49.4	11
Loss reserves:
Beginning balance	$565	$491	15	$521	$467	12
Provisions - principal and fees	245	163	50	487	376	30
Net write-offs - principal and fees less recoveries	(236)	(179)	32	(435)	(373)	17
Other(a)	(16)	―	#	(15)	5	#
Ending balance	$558	$475	17%	$558	$475	17%
% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal only(b)	1.8	1.5		1.7	1.6
Net write-off rate — principal and fees(b)	2.1	1.7		1.9	1.8
30+ days past due as a % of total(b)	1.3	1.3		1.3	1.3
Net loss ratio as a % of charge volume — GCP(c)	0.12	0.10		0.11	0.10
90+ days past billing as a % of total — GCP(c)	0.8%	0.8%		0.8%	0.8%
# Denotes a variance greater than 100 percent
(a)	Other includes foreign currency translation adjustments.
(b)
We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total for Card Member receivables relate to GCSG and Global Small Business Services (GSBS) Card Member receivables.

(c)
Global Corporate Payments (GCP) reflects global, large and middle market corporate accounts. For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. GCP delinquency data for periods other than 90 days past billing is not available due to system constraints.

Table 9: Net Interest Yield on Average Card Member Loans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages and where indicated)	2018	2017	2018	2017
Net interest income	$1,829	$1,533	$3,670	$3,035
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	359	295	661	542
Interest income not attributable to our Card Member loan portfolio(b)	(236)	(156)	(449)	(287)
Adjusted net interest income(c)	$1,952	$1,672	$3,882	$3,290
Average Card Member loans (billions)	$74.1	$65.1	$73.5	$64.6
Net interest income divided by average Card Member loans(c)	9.9%	9.4%	10.0%	9.4%
Net interest yield on average Card Member loans(c)	10.6%	10.3%	10.6%	10.3%
(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.
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

Business Segment Results

Global Consumer Services Group

Table 10: GCSG Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$3,678	$3,345	$333	10%	$7,169	$6,482	687	11%
Interest income	1,994	1,616	378	23	3,943	3,160	783	25
Interest expense	370	247	123	50	697	460	237	52
Net interest income	1,624	1,369	255	19	3,246	2,700	546	20
Total revenues net of interest expense	5,302	4,714	588	12	10,415	9,182	1,233	13
Provisions for losses	565	428	137	32	1,095	787	308	39
Total revenues net of interest expense after provisions for losses	4,737	4,286	451	11	9,320	8,395	925	11
Expenses
Marketing, business development, rewards and Card Member services	2,695	2,322	373	16	5,141	4,403	738	17
Salaries and employee benefits and other operating expenses	1,081	1,066	15	1	2,170	2,120	50	2
Total expenses	3,776	3,388	388	11	7,311	6,523	788	12
Pretax segment income	961	898	63	7	2,009	1,872	137	7
Income tax provision	191	283	(92)	(33)	413	584	(171)	(29)
Segment income	$770	$615	$155	25%	$1,596	$1,288	308	24%
Effective tax rate	19.9%	31.5%			20.6%	31.2%

GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.

 Non-interest revenues increased for both the three and six month periods, primarily driven by discount revenue, which increased $225 million, or 10 percent, and $470 million, or 11 percent, for the three and six month periods, respectively, reflecting increases in billed business of 13 percent and 14 percent, respectively, partially offset by declines in the average discount rate. U.S. billed business increased 10 percent and 11 percent for the three and six month periods, respectively. Non-U.S. billed business increased 20 percent and 22 percent for the three and six month periods, respectively. The increases in billed business reflected higher cards-in-force and higher average spend per card.

Net card fees increased in both periods, driven primarily by growth in the Platinum and Delta portfolios, as well as growth across certain key international countries. Other fees and commissions increased for both the three and six month periods, primarily driven by growth in foreign exchange conversion revenue, in addition to an increase in travel commissions in the three month period and a change in the late fee assessment date for certain charge cards in the six month period.

Net interest income increased for both the three and six month periods, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets and specific pricing actions.
Provisions for losses increased for both the three and six month periods, primarily driven by Card Member loan provisions due to strong lending growth and higher write-offs as a result of the continued seasoning of recent loan vintages.

Marketing, business development, rewards and Card Member services expenses increased for both the three and six month periods across all expense categories.  Card Member rewards expense increased $176 million and $391 million for the three and six month periods, respectively, driven by increased spending volumes. The increase in marketing and business development expenses was primarily due to higher spending on growth initiatives and higher cobrand partner payments as a result of recent cobrand agreements. The increase in Card Member services expenses was primarily driven in both periods by higher usage of travel-related benefits and, in the six month period, by the enhanced Platinum card benefits.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by increases in payroll costs, partially offset, in the six month period, by gains on the re-measurement of certain equity investments previously carried at cost.

The effective tax rate was lower for both the three and six month periods, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 11: GCSG Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Six Months Ended		2018
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Proprietary card billed business: (billions)
U.S.	$93.6	$84.8	10%	$179.6	$162.2	11%
Outside the U.S.	34.6	28.8	20	67.9	55.5	22
Total	$128.2	$113.6	13	$247.5	$217.7	14
Proprietary cards-in-force:
U.S.	36.7	33.8	9	36.7	33.8	9
Outside the U.S.	16.5	15.5	6	16.5	15.5	6
Total	53.2	49.3	8	53.2	49.3	8
Proprietary basic cards-in-force:
U.S.	26.2	24.2	8	26.2	24.2	8
Outside the U.S.	11.4	10.7	7	11.4	10.7	7
Total	37.6	34.9	8	37.6	34.9	8
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,594	$3,538	2	$6,969	$6,837	2
Outside the U.S.	$3,057	$2,726	12	$6,060	$5,269	15
Average	$3,431	$3,289	4	$6,693	$6,355	5
Total segment assets (billions)(a)	$126.8	$112.7	13	$126.8	$112.7	13
Card Member loans:
Total loans (billions)
U.S.	$54.7	$48.3	13	$54.7	$48.3	13
Outside the U.S.	8.8	7.3	21	8.8	7.3	21
Total	$63.5	$55.6	14	$63.5	$55.6	14
Average loans (billions)
U.S.	$53.7	$47.7	13	$53.4	$47.6	12
Outside the U.S.	8.8	7.1	24	8.8	7.0	26
Total	$62.5	$54.8	14%	$62.2	$54.6	14%
Lending Credit Metrics:
U.S.
Net write-off rate - principal only(b)	2.2%	1.8%		2.1%	1.7%
Net write-off rate - principal, interest and fees(b)	2.6%	2.1%		2.5%	2.0%
30+ days past due loans as a % of total	1.3%	1.1%		1.3%	1.1%
Outside the U.S.
Net write-off rate - principal only(b)	2.1%	2.0%		2.1%	2.0%
Net write-off rate - principal, interest and fees(b)	2.6%	2.5%		2.6%	2.5%
30+ days past due loans as a % of total	1.5%	1.7%		1.5%	1.7%
Total
Net write-off rate – principal only (b)	2.2%	1.8%		2.1%	1.8%
Net write-off rate – principal, interest and fees (b)	2.6%	2.1%		2.5%	2.1%
30+ days past due loans as a % of total	1.3%	1.2%		1.3%	1.2%

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Six Months Ended		2018
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Card Member receivables: (billions)
U.S.	$12.0	$11.3	6%	$12.0	$11.3	6%
Outside the U.S.	7.0	6.0	17	7.0	6.0	17
Total receivables	$19.0	$17.3	10%	$19.0	$17.3	10%
Charge Credit Metrics:
U.S.
Net write-off rate – principal only(b)	1.4%	1.2%		1.4%	1.4%
Net write-off rate – principal and fees(b)	1.5%	1.4%		1.5%	1.5%
30+ days past due as a % of total	1.1%	1.1%		1.1%	1.1%
Outside the U.S.
Net write-off rate – principal only(b)	2.1%	1.9%		2.1%	2.0%
Net write-off rate – principal and fees(b)	2.3%	2.0%		2.2%	2.2%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
Total
Net write-off rate – principal only (b)	1.7%	1.5%		1.6%	1.6%
Net write-off rate – principal and fees (b)	1.8%	1.6%		1.8%	1.8%
30+ days past due as a % of total	1.2%	1.2%		1.2%	1.2%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
(b)	Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except percentages and where indicated)	2018	2017	2018	2017
U.S.
Net interest income	$1,410	$1,182	$2,813	$2,331
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	53	41	90	75
Interest income not attributable to our Card Member loan portfolio (b)	(42)	(23)	(81)	(41)
Adjusted net interest income (c)	$1,421	$1,200	$2,822	$2,365
Average Card Member loans (billions)	$53.7	$47.7	$53.4	$47.6
Net interest income divided by average Card Member loans(c)	10.5%	9.9%	10.5%	9.8%
Net interest yield on average Card Member loans(c)	10.6%	10.1%	10.7%	10.0%
Outside the U.S.
Net interest income	$215	$187	$433	$370
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	16	12	34	21
Interest income not attributable to our Card Member loan portfolio (b)	(2)	(2)	(5)	(5)
Adjusted net interest income (c)	$229	$197	$462	$386
Average Card Member loans (billions)	$8.8	$7.1	$8.7	$7.0
Net interest income divided by average Card Member loans(c)	9.8%	10.5%	10.0%	10.6%
Net interest yield on average Card Member loans(c)	10.5%	11.2%	10.7%	11.1%
Total
Net interest income	$1,624	$1,369	$3,246	$2,700
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	70	53	124	96
Interest income not attributable to our Card Member loan portfolio (b)	(45)	(25)	(86)	(45)
Adjusted net interest income (c)	$1,649	$1,397	$3,284	$2,751
Average Card Member loans (billions)	$62.5	$54.8	$62.1	$54.6
Net interest income divided by average Card Member loans(c)	10.4%	10.0%	10.5%	9.9%
Net interest yield on average Card Member loans(c)	10.6%	10.2%	10.7%	10.2%
(a)	Refer to Table 9 footnote (a).
(b)	Refer to Table 9 footnote (b).
(c)	Refer to Table 9 footnote (c).

Global Commercial Services

Table 13: GCS Selected Income Statement Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$2,977	$2,738	$239	9%	$5,815	$5,342	$473	9%
Interest income	393	334	59	18	770	653	117	18
Interest expense	204	145	59	41	375	268	107	40
Net interest income	189	189	―	―	395	385	10	3
Total revenues net of interest expense	3,166	2,927	239	8	6,210	5,727	483	8
Provisions for losses	235	152	83	55	475	361	114	32
Total revenues net of interest expense after provisions for losses	2,931	2,775	156	6	5,735	5,366	369	7
Expenses(a)
Marketing, business development, rewards and Card Member services	1,482	1,347	135	10	2,856	2,637	219	8
Salaries and employee benefits and other operating expenses	734	692	42	6	1,456	1,383	73	5
Total expenses	2,216	2,039	177	9	4,312	4,020	292	7
Pretax segment income	715	736	(21)	(3)	1,423	1,346	77	6
Income tax provision	151	259	(108)	(42)	313	464	(151)	(33)
Segment income	$564	$477	$87	18%	$1,110	$882	$228	26%
Effective tax rate	21.1%	35.2%			22.0%	34.5%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased for both the three and six month periods, primarily driven by higher discount revenue due to increases in billed business, partially offset by declines in the average discount rate. The increase in non-interest revenues in both periods was also driven by higher net card fees and higher other fees and commissions, primarily due to growth in the U.S. small business Platinum portfolio and higher delinquency fees, respectively.
Net interest income was flat and increased for the three and six month periods, respectively, primarily driven by an increase in average Card Member loans and higher yields, offset, in part for the six month period, by higher interest expense, reflecting an increase in the cost of funds.
Provisions for losses increased for both the three and six month periods, primarily due to growth in both Card Member receivables and loans, higher charge net losses across both corporate and small business portfolios and higher lending net write-off rates in the small business portfolio.
Marketing, business development, rewards and Card Member services expenses increased for both the three and six month periods, primarily driven by increases in Card Member rewards expenses and marketing and business development expenses, both of which were due to higher spending volumes, as well as an increase in spending on growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by increases in incentive compensation and higher technology and other servicing-related costs, partially offset by prior period hedge ineffectiveness now included in interest expense.
The effective tax rate was lower for both the three and six months, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 14: GCS Selected Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Six Months Ended		2018
	June 30,		vs.	June 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Proprietary card billed business (billions)	$122.0	$109.0	12%	$237.7	$211.9	12%
Proprietary cards-in-force	14.3	13.8	4	14.3	13.8	4
Average Card Member spending (dollars)	$8,592	$7,920	8	$16,828	$15,455	9
Total segment assets (billions)(a)	$52.9	$47.3	12	$52.9	$47.3	12
Card Member loans (billions)	$11.9	$10.4	14	$11.9	$10.4	14
Card Member receivables (billions)	$36.0	$32.1	12	$36.0	$32.1	12
GSBS Card Member loans: (b)
Total loans (billions)	$11.8	$10.3	15	$11.8	$10.3	15
Average loans (billions)	$11.6	$10.1	15	$11.4	$9.8	16
Net write-off rate - principal only (c)	1.8%	1.5%		1.7%	1.5%
Net write-off rate - principal, interest and fees (c)	2.1%	1.8%		2.0%	1.8%
30+ days past due as a % of total	1.2%	1.1%		1.2%	1.1%
Calculation of Net Interest Yield on Average Card Member loans:
Net interest income	$189	$189		$395	$385
Exclude:
Interest expense not attributable to our Card Member loan portfolio (d)	152	114		278	210
Interest income not attributable to our Card Member loan portfolio (e)	(38)	(28)		(75)	(56)
Adjusted net interest income(f)	$303	$275		$598	$539

Average Card Member loans (billions)	$11.7	$10.2		$11.4	$10.0

Net interest income divided by average Card Member loans(f)	6.5%	7.4%		6.9%	7.7%
Net interest yield on average Card Member loans (f)	10.4%	10.8%		10.6%	10.9%
GCP Card Member receivables:
Total receivables (billions)	$19.3	$16.9	14	$19.3	$16.9	14
90+ days past billing as a % of total (g)	0.8%	0.8%		0.8%	0.8%
Net loss ratio (as a % of charge volume)	0.12%	0.10%		0.11%	0.10%
GSBS Card Member receivables:
Total receivables (billions)	$16.7	$15.2	10%	$16.7	$15.2	10%
Net write-off rate - principal only (c)	2.1%	1.6%		1.9%	1.7%
Net write-off rate - principal and fees (c)	2.3%	1.8%		2.1%	1.9%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
(b)
Effective July 1, 2017, GSBS loans and associated metrics reflect worldwide small business services loans. Prior to July 1, 2017, due to certain system limitations, small business services loans outside the U.S. and associated credit metrics are reflected within GCSG, and were not significant to either GCSG or GCS.

(c)	Refer to Table 8 footnote (b).
(d)	Refer to Table 9 footnote (a).
(e)	Refer to Table 9 footnote (b).
(f)	Refer to Table 9 footnote (c).
(g)	Refer to Table 8 footnote (c).

Global Merchant and Network Services

Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Millions, except percentages and where indicated)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$1,513	$1,518	$(5)	― %	$3,045	$2,980	$65	2%
Interest income	7	9	(2)	(22)	16	24	(8)	(33)
Interest expense	(68)	(47)	(21)	45	(127)	(85)	(42)	49
Net interest income	75	56	19	34	143	109	34	31
Total revenues net of interest expense	1,588	1,574	14	1	3,188	3,089	99	3
Provisions for losses	6	1	5	#	11	3	8	#
Total revenues net of interest expense after provisions for losses	1,582	1,573	9	1	3,177	3,086	91	3
Expenses
Marketing, business development, rewards and Card Member services	312	314	(2)	(1)	579	603	(24)	(4)
Salaries and employee benefits and other operating expenses	526	515	11	2	1,146	1,065	81	8
Total expenses	838	829	9	1	1,725	1,668	57	3
Pretax segment income	744	744	―	―	1,452	1,418	34	2
Income tax provision	201	268	(67)	(25)	393	509	(116)	(23)
Segment income	$543	$476	$67	14	$1,059	$909	$150	17
Effective tax rate	27.0%	36.0%			27.1%	35.9%

Total segment assets (billions)(a)	$31.3	$26.8		17%	$31.3	$26.8		17%
# Denotes a variance greater than 100 percent
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.

GNMS operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries around the world and our reloadable prepaid and gift card businesses.
Non-interest revenues were flat and increased for the three and six month periods, respectively, primarily driven by billed business growth, which was offset by a decline in the average discount rate in both periods and, in the three month period, by lower revenues from network partners.
Net interest income increased for both the three and six month periods, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, rewards and Card Member services expenses decreased for both the three and six month periods, reflecting lower levels of network partnership payments in certain countries.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by a prior year benefit from a change in the liability related to non-delivery of goods and services by merchants.
The effective tax rate decreased for both the three and six month periods, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Corporate & Other

Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net expense was $254 million for the three months ended June 30, 2018, compared to $224 million in the same period a year ago and $508 million for the six month period compared to $484 million in the same period a year ago. The increase in net expense for the six month period was driven in part by a loss on a transaction involving the operations of our prepaid reloadable and gift card business.

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

Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios as of June 30, 2018. Effective April 1, 2018, our bank subsidiaries, American Express Centurion Bank and American Express Bank, FSB, were merged to become American Express National Bank (AENB). Refer to Note 16 to the “Consolidated Financial Statements” for additional information.

Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	June 30,
	2018(a)	2018
Risk-Based Capital
Common Equity Tier 1	6.4%
American Express Company		10.1%
American Express National Bank		12.7
Tier 1	7.9
American Express Company		11.1
American Express National Bank		12.7
Total	9.9
American Express Company		12.8
American Express National Bank		14.9
Tier 1 Leverage	4.0
American Express Company		9.7
American Express National Bank		10.3
Supplementary Leverage Ratio(b)	3.0%
American Express Company		8.3
American Express National Bank		8.5%
(a)	Basel III minimum capital requirement and additional transitional capital conservation buffer as defined by the Federal Reserve for calendar year 2018 for advanced approaches institutions.
(b)	We became subject to the minimum supplementary leverage ratio (SLR) requirement of 3 percent effective January 1, 2018.

Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets
American Express Company	June 30,
($ in Billions)	2018
Risk-Based Capital
Common Equity Tier 1	$15.2
Tier 1 Capital	16.8
Tier 2 Capital(a)	2.5
Total Capital	19.3

Risk-Weighted Assets	150.9
Average Total Assets to calculate the Tier 1 Leverage Ratio	172.5
Total Leverage Exposure to calculate supplementary leverage ratio	$202.4
(a)
Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements and finance such capital in a cost efficient manner; failure to maintain minimum capital levels could affect our status as a financial holding company and cause regulatory agencies to take actions that could limit our business operations.

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

During the three and six months ended June 30, 2018, we returned $0.3 billion and $0.6 billion, respectively, to our shareholders in the form of common stock dividends. These dividends represent approximately 18 percent of total capital generated during both the three and six-month periods.
In addition, during the three months ended June 30, 2018, we had $750 million of non-cumulative perpetual preferred shares (the Series B Preferred Shares) and $850 million of non-cumulative perpetual preferred shares (the Series C Preferred Shares) outstanding. Dividends declared and paid on Series B Preferred Shares during the second quarter of 2018 were $20 million.

On June 28, 2018, we were informed that the Federal Reserve did not object to our capital plan to return capital to shareholders through share repurchases of up to $3.4 billion during the period beginning with the third quarter of 2018 through and including the second quarter of 2019, as well as an increase in our quarterly dividend to $0.39 per share, from $0.35 per share, beginning with the third quarter 2018 dividend declaration, subject to approval by our Board of Directors. The timing and amount of common shares purchased under our authorized capital plan will depend on various factors, including our business plans, financial performance and market conditions. To facilitate repurchases, we may, from time to time, make purchases pursuant to one or more trading plans under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows us to repurchase common shares during periods when we might otherwise be prevented from doing so under applicable law or because of self-imposed trading blackout periods.

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

Summary of Consolidated Debt

We had the following consolidated debt and customer deposits outstanding as of June 30, 2018 and December 31, 2017:

Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	June 30, 2018	December 31, 2017
Short-term borrowings	$2.0	$3.3
Long-term debt	55.9	55.8
Total debt	57.9	59.1
Customer deposits	67.4	64.5
Total debt and customer deposits	$125.3	$123.6

We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
During the three months ended June 30, 2018, we issued (i) $1.5 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $900 million of three year Class A Certificates at a fixed rate of 2.99 percent and $600 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 34 basis points, and (ii) $2.0 billion of senior unsecured notes from American Express Company consisting of $1.2 billion of three year notes at a fixed rate of 3.375 percent and $800 million of three year notes at a floating rate of 3-month LIBOR plus 52.5 basis points.
On July 23, 2018, we issued $1.7 billion of asset-backed securities from the Lending Trust consisting of $1.2 billion of three year Class A Certificates at a fixed rate of 3.06 percent and $525 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 36 basis points.
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

Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused lines of credit. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.

Liquidity Management
We incur liquidity risk that arises in the course of offering our products and services. Our liquidity objective is to maintain access to a diverse set of on- and off-balance sheet liquidity sources. We seek to maintain liquidity sources in amounts sufficient to meet our expected future financial obligations and business requirements for liquidity for a period of at least twelve months in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. Our liquidity risk policy sets out our objectives and approach to managing liquidity risk.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act and other various regulatory liquidity requirements, such as the Liquidity Coverage Ratio, as well as additional stress scenarios required under our liquidity risk policy.

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

Securitized Borrowing Capacity
As of June 30, 2018, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2018, $2.0 billion was drawn on the Charge Trust facility, and no amounts were drawn on the Lending Trust facility.

Federal Reserve Discount Window
As an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowings made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain at the discretion of the Federal Reserve.

We had approximately $73.5 billion as of June 30, 2018 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described earlier in this section, we maintained a committed syndicated bank credit facility as of June 30, 2018 of $3.5 billion, which expires on October 16, 2020. As of June 30, 2018, no amounts were drawn on this facility.

Unused Credit Outstanding
As of June 30, 2018, we had approximately $293 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30:

Table 20: Cash Flows

(Billions)	2018	2017
Total cash provided by (used in):
Operating activities	$5.1	$4.3
Investing activities	(8.4)	(4.1)
Financing activities	1.2	5.0
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2.0)	$5.3

Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

The increase in net cash provided by operating activities was driven by net income adjusted for non-cash items, including changes in provisions for losses, depreciation and amortization, deferred taxes and stock-based compensation, and changes in operating assets and liabilities, primarily accounts payable and other liabilities as a result of normal business operations.

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.

The increase in net cash used in investing activities was driven by higher growth in Card Member loans due in part to the acquired Hilton portfolio and a larger net increase in the investment securities portfolio.

Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in long-term debt, short-term borrowings and customer deposits as well as our regular common share dividend and share repurchase programs.

The decrease in net cash provided by financing activities was primarily driven by a net decrease in long-term debt and lower increase in customer deposits, partially offset by a decrease in share repurchases.

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
Antitrust Litigation
The U.S. Department of Justice and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. On June 25, 2018, the Supreme Court found in favor of American Express in that case. We continue to vigorously defend similar antitrust claims initiated by merchants in court and arbitration proceedings. See Part II, Item 1. “Legal Proceedings” below and the “Legal Proceedings” section in our 2017 Form 10-K for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2017 Form 10-K.
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
Average discount rate — This calculation is generally designed to reflect the average pricing at all merchants accepting American Express cards and represents the percentage of proprietary and GNS billed business retained by us from merchants we acquire, or from merchants acquired by third parties on our behalf, net of amounts retained by such third parties.
Billed business — Represents transaction volumes (including cash advances) on cards and other payment products issued by American Express (proprietary card billed business) and cards issued under network partnership agreements with banks and other institutions, including joint ventures (GNS card billed business). In-store spending activity within GNS retail cobrand portfolios, from which we earn no revenue, is not included in billed business. Billed business is reported in the United States or outside the United States based on the location of the issuer.
Capital ratios — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for further related definitions under Basel III.
Cards-in-force — Represents the number of cards that are issued and outstanding by American Express (proprietary cards-in-force) and cards issued and outstanding under network partnership agreements with banks and other institutions, including joint ventures (GNS cards-in-force), except for GNS retail cobrand cards that have no out of store spend activity during the prior 12 months. Basic cards-in-force excludes supplemental cards issued on consumer accounts.
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

Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, the factors identified in the subsequent bullet; credit performance remaining consistent with current expectations; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, an increase in Card Member reimbursements, restructurings, impairments and changes in reserves; the ability to control operating expense growth; the amount we spend on customer engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); a greater impact from certain cobrand agreements than expected, which could be affected by volumes and customer engagement; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, changes to the fourth quarter 2017 provisional tax charge due to changes in interpretations and assumptions we have made as well as actions we may take as a result of the Tax Act, our geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, continued growth of Card Member loans, a greater decline of the average discount rate than expected, the strengthening of the U.S. dollar, more cautious spending by corporate Card Members, the willingness of Card Members to pay higher card fees, lower spending on new cards acquired than estimated; and our ability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

•
changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept American Express cards, competition for cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion or rewards programs;

•
a decline of the average discount rate by a greater amount than anticipated, including as a result of changes in the mix of spending by location and industry, merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), competition, pricing regulation (including regulation of competitors’ interchange rates in the European Union and elsewhere), a greater shift of existing merchants into the OptBlue program and other factors;

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

•
our ability to continue to grow loans, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk, the behavior of Card Members and their actual spending and borrowing patterns, and our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;

•
our net interest yield on average Card Member loans not remaining consistent with current expectations, which will be influenced by, among other things, changes in consumer behavior that affect loan balances, such as paydown rates, Card Member acquisition strategy, product mix, cost of funds and credit actions, including line size and other adjustments to credit availability, changes in the level of loans at promotional rates and other pricing changes, and changes in deposit rates, which could be impacted by, among other things, changes in benchmark interest rates, competitive pressure and regulatory constraints;

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

•
our ability to control operating expense growth, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; continuing to implement and achieve benefits from reengineering plans, which could be impacted by factors such as an inability to mitigate the operational and other risks posed by potential staff reductions and underestimating hiring and other employee needs; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater -than -expected inflation; and the level of M&A activity and related expenses;

•
our ability to satisfy our commitments to certain of our cobrand partners as part of the ongoing operations of the business, which will be impacted in part by competition, brand perceptions and reputation, and our ability to develop and market value propositions that appeal to current cobrand Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investments, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;

•
changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and the continued non-objection by our primary regulators to our capital plans; the amount of capital required to support asset growth; the amount we spend on acquisitions of companies; our results of operations and financial condition; and the economic environment and market conditions in any given period;

•
implementation of legislation and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, state and foreign taxing authorities, the Financial Accounting Standards Board or others regarding the Tax Act, and any future changes or amendments to that legislation;

•
a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyber attacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;

•
our deposit rates increasing faster or slower than current expectations and changes affecting our ability to grow Personal Savings deposits due to market demand, changes in benchmark interest rates, competition or regulatory restrictions on our ability to obtain deposit funding or offer competitive interest rates, which could affect our net interest yield and ability to fund our businesses;

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

•
changes in capital and credit market conditions, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding or restrict our access to the capital markets;

•
legal and regulatory developments, which could require us to make fundamental changes to many of our business practices, including our ability to continue certain GNS and other partnerships; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase stock; or result in harm to the American Express brand;

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
 In 2010, the Department of Justice, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against us alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint included allegations that provisions in our merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining us from enforcing our non-discrimination contractual provisions. The complaint did not seek monetary damages.
Following a non-jury trial, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following our appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and judgment in favor of American Express was entered on January 25, 2017. Eleven of the 17 states that are party to the case filed a petition with the Supreme Court seeking a review of the Second Circuit’s decision. The Supreme Court granted certiorari and oral argument was held on February 26, 2018 in the case, now captioned Ohio v. American Express Co. On June 25, 2018, the Supreme Court affirmed the judgment of the Second Circuit in favor of American Express.
In addition, individual merchant cases and a putative class action, which were consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against us alleging that our anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. Following the Supreme Court decision in Ohio v. American Express Co. in favor of American Express, the Court in the Eastern District of New York granted plaintiffs in the individual merchant cases leave to amend their complaint and trial has been scheduled in the individual merchant cases for April 29, 2019.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2018
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	―	―	―	N/A

May 1-31, 2018
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	30,623	$99.61	―	N/A

June 1-30, 2018
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	―	―	―	N/A

Total
Repurchase program(a)	―	―	―	85,002,419
Employee transactions(b)	30,623	$99.61	―	N/A
(a)
On September 26, 2016, the Board of Directors authorized the repurchase of up to 150 million shares of common stock from time to time, subject to market conditions and the Federal Reserve’s non-objection to our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date. See “MD&A – Consolidated Capital Resources and Liquidity” for additional information regarding share repurchases.

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the quarter ended June 30, 2018, approximately 45 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients, and reservations were booked at one hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 24, 2018	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: July 24, 2018	By	/s/ Richard Petrino
Richard Petrino
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	American Express Senior Executive Severance Plan, as amended and restated effective May 1, 2018.
12	Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1