Form 10-Q
period 2018-09-30
AMERICAN EXPRESS CO
filed 2018-10-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 15, 2018
Common Shares (par value $0.20 per share)	854,261,803 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2018	2017
Revenues
Non-interest revenues
Discount revenue	$6,181	$5,700
Net card fees	870	786
Other fees and commissions	798	755
Other	334	372
Total non-interest revenues	8,183	7,613
Interest income
Interest on loans	2,554	2,131
Interest and dividends on investment securities	35	22
Deposits with banks and other	149	92
Total interest income	2,738	2,245
Interest expense
Deposits	340	213
Long-term debt and other	437	355
Total interest expense	777	568
Net interest income	1,961	1,677
Total revenues net of interest expense	10,144	9,290
Provisions for losses
Charge card	214	214
Card Member loans	560	531
Other	43	25
Total provisions for losses	817	770
Total revenues net of interest expense after provisions for losses	9,327	8,520
Expenses
Marketing and business development	1,642	1,446
Card Member rewards	2,400	2,168
Card Member services	457	351
Salaries and employee benefits	1,350	1,265
Other, net	1,360	1,459
Total expenses	7,209	6,689
Pretax income	2,118	1,831
Income tax provision	464	472
Net income	$1,654	$1,359
Earnings per Common Share (Note 15):(a)
Basic	$1.89	$1.51
Diluted	$1.88	$1.51
Average common shares outstanding for earnings per common share:
Basic	858	878
Diluted	860	881
Cash dividends declared per common share	$0.39	$0.35
(a)
Represents net income less (i) earnings allocated to participating share awards of $13 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $20 million and $21 million for the three months ended September 30, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2018	2017
Revenues
Non-interest revenues
Discount revenue	$18,264	$16,830
Net card fees	2,544	2,305
Other fees and commissions	2,365	2,212
Other	1,060	1,112
Total non-interest revenues	24,233	22,459
Interest income
Interest on loans	7,267	5,943
Interest and dividends on investment securities	83	68
Deposits with banks and other	390	233
Total interest income	7,740	6,244
Interest expense
Deposits	910	538
Long-term debt and other	1,199	994
Total interest expense	2,109	1,532
Net interest income	5,631	4,712
Total revenues net of interest expense	29,864	27,171
Provisions for losses
Charge card	701	590
Card Member loans	1,587	1,272
Other	110	64
Total provisions for losses	2,398	1,926
Total revenues net of interest expense after provisions for losses	27,466	25,245
Expenses
Marketing and business development	4,650	4,187
Card Member rewards	7,180	6,425
Card Member services	1,282	1,009
Salaries and employee benefits	3,956	3,822
Other, net	4,107	4,175
Total expenses	21,175	19,618
Pretax income	6,291	5,627
Income tax provision	1,380	1,673
Net income	$4,911	$3,954
Earnings per Common Share (Note 15): (a)
Basic	$5.60	$4.34
Diluted	$5.59	$4.33
Average common shares outstanding for earnings per common share:
Basic	859	889
Diluted	861	892
Cash dividends declared per common share	$1.09	$0.99

(a)
Represents net income less (i) earnings allocated to participating share awards of $38 million and $32 million for the nine months ended September 30, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $61 million for both the nine months ended September 30, 2018 and 2017.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Net income	$1,654	$1,359	$4,911	$3,954
Other comprehensive (loss) income:
Net unrealized securities (losses) gains, net of tax	(11)	(2)	(29)	4
Foreign currency translation adjustments, net of tax	(19)	107	(85)	456
Net unrealized pension and other postretirement benefits, net of tax	9	7	38	8
Other comprehensive (loss) income	(21)	112	(76)	468
Comprehensive income	$1,633	$1,471	$4,835	$4,422

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Millions, except share data)	2018	2017
Assets
Cash and cash equivalents
Cash and due from banks	$4,323	$5,148
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2018, $55; 2017, $48)	25,856	27,709
Short-term investment securities	52	70
Total cash and cash equivalents	30,231	32,927
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2018, $7,690; 2017, $8,919), less reserves: 2018, $544; 2017, $521	54,972	53,526
Other receivables, less reserves: 2018, $29; 2017, $31	3,160	3,209
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2018, $23,739; 2017, $25,695), less reserves: 2018, $1,937; 2017, $1,706	75,666	71,693
Other loans, less reserves: 2018, $111; 2017, $80	3,431	2,607
Investment securities	6,071	3,159
Premises and equipment, less accumulated depreciation and amortization: 2018, $6,116; 2017, $5,455	4,295	4,329
Other assets (includes restricted cash of consolidated variable interest entities: 2018, $783; 2017, $62)	11,266	9,746
Total assets	$189,092	$181,196
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$69,301	$64,452
Travelers Cheques and other prepaid products	2,070	2,555
Accounts payable	15,605	14,657
Short-term borrowings	2,292	3,278
Long-term debt (includes debt issued by consolidated variable interest entities: 2018, $18,637; 2017, $18,560)	55,300	55,804
Other liabilities	23,064	22,189
Total liabilities	$167,632	$162,935
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2018 and December 31, 2017	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 854 million shares as of September 30, 2018 and 859 million shares as of December 31, 2017	171	172
Additional paid-in capital	12,272	12,210
Retained earnings	11,521	8,307
Accumulated other comprehensive loss
Net unrealized debt securities losses, net of tax of: 2018, $(8); 2017, $1	(29)	―
Foreign currency translation adjustments, net of tax of: 2018, $(377); 2017,$(363)	(2,046)	(1,961)
Net unrealized pension and other postretirement benefits, net of tax of: 2018, $(167); 2017, $(179)	(429)	(467)
Total accumulated other comprehensive loss	(2,504)	(2,428)
Total shareholders’ equity	21,460	18,261
Total liabilities and shareholders’ equity	$189,092	$181,196

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30 (Millions)	2018	2017
Cash Flows from Operating Activities
Net income	$4,911	$3,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	2,398	1,926
Depreciation and amortization	1,007	953
Deferred taxes and other	(347)	(47)
Stock-based compensation	230	212
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(88)	1,026
Other assets	418	(129)
Accounts payable and other liabilities	2,133	1,186
Travelers Cheques and other prepaid products	(480)	(500)
Net cash provided by operating activities	10,182	8,581
Cash Flows from Investing Activities
Sales of investment securities	―	1
Maturities and redemptions of investment securities	1,871	2,198
Purchases of investments	(5,198)	(2,339)
Net increase in Card Member receivables and loans(a)	(9,461)	(7,535)
Purchase of premises and equipment, net of sales: 2018, $1; 2017, $1	(871)	(812)
Acquisitions/dispositions, net of cash acquired	(512)	(210)
Net cash used in investing activities	(14,171)	(8,697)
Cash Flows from Financing Activities
Net increase in customer deposits	4,876	8,219
Net decrease in short-term borrowings	(969)	(3,232)
Proceeds from long-term borrowings	17,035	19,875
Payments of long-term borrowings	(17,262)	(18,349)
Issuance of American Express common shares	68	82
Repurchase of American Express common shares	(917)	(3,087)
Dividends paid	(970)	(925)
Net cash provided by financing activities	1,861	2,583
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	127	294
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,001)	2,761
Cash, cash equivalents and restricted cash at beginning of period	33,264	25,494
Cash, cash equivalents and restricted cash at end of period	$31,263	$28,255

(a) Refer to Note 2 for additional information.

Supplementary cash flow information

Cash, cash equivalents and restricted cash reconciliation	Sep-18	Dec-17	Sep-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$30,231	$32,927	$26,168	$25,208
Restricted cash included in Other assets per Consolidated Balance Sheets	1,032	337	2,087	286
Total cash, cash equivalents and restricted cash	$31,263	$33,264	$28,255	$25,494

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

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K). If not materially different, certain footnote disclosures included therein have been omitted from this Quarterly Report on Form 10-Q.

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
Discount Revenue
Discount revenue primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members. The amount of fees charged, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the timing and method of payment to the merchant, the method of submission of transactions and, in certain instances, the geographic scope of the card acceptance agreement signed with us (e.g., local or global) and the transaction amount. The merchant discount is generally deducted from the payment to the merchant and recorded as discount revenue at the time the Card Member transaction occurs.

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
Effective January 1, 2018, in conjunction with the adoption of the new revenue recognition standard, Card Member rewards also includes cash-back rewards, which were reclassified from contra discount revenue.
Classification of various items
Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including the reclassification of certain business development expenses from Other expenses to Marketing and business development, that were not directly attributable to the adoption of the new revenue recognition guidance.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance on leases. The standard, effective January 1, 2019, with early adoption permitted, would have caused us to recognize virtually all leases on the Consolidated Balance Sheets upon adoption and in the comparative period. However, in July 2018, the FASB issued an update to its guidance providing companies with the option to adopt the provisions of the standard prospectively without adjusting comparative periods; we will elect this option and adopt the standard on January 1, 2019. While we continue to assess the potential impacts upon adoption, we do not expect a material impact on our financial position, results of operations, cash flows or regulatory risk-based capital. We are also in the process of upgrading our lease administration software and changing business processes and internal controls in preparation for the adoption.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. We do not intend to adopt the new standard early and are currently evaluating the impact the new guidance will have on our financial position, results of operations, cash flows and regulatory risk-based capital; however, it is expected that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, and may result in material increases to our credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. We have established an enterprise-wide, cross-discipline governance structure to implement the new standard, and continue to identify and conclude on key interpretive issues along with evaluating our existing credit loss forecasting models and processes in relation to the new guidance to determine what modifications may be required.

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

The adoption of the new guidance also resulted in changes to the recognition timing of certain revenues, the impact of which is not material to net income. Similarly, the adoption did not have a material impact on our Consolidated Balance Sheets or Statements of Cash Flows. We had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In adopting the guidance, we implemented changes to our accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard. Such changes were not material.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Loans and Accounts Receivable

Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.

Card Member loans by segment and Other loans as of September 30, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
Global Consumer Services Group(a)	$65,400	$62,319
Global Commercial Services	12,203	11,080
Card Member loans	77,603	73,399
Less: Reserve for losses	1,937	1,706
Card Member loans, net	$75,666	$71,693
Other loans, net(b)	$3,431	$2,607
(a)
Includes approximately $23.7 billion and $25.7 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2018 and December 31, 2017, respectively. The balance as of September 30, 2018 also includes loans related to the acquired Hilton portfolio (refer to Note 2).

(b)
Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $111 million and $80 million as of September 30, 2018 and December 31, 2017, respectively.

Card Member accounts receivable by segment and Other receivables as of September 30, 2018 and December 31, 2017 consisted of:

(Millions)	2018	2017
Global Consumer Services Group (a)	$18,916	$20,946
Global Commercial Services	36,600	33,101
Card Member receivables	55,516	54,047
Less: Reserve for losses	544	521
Card Member receivables, net	$54,972	$53,526
Other receivables, net (b)	$3,160	$3,209
(a)	Includes $7.7 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2018 and December 31, 2017, respectively.
(b)
Other receivables primarily represent amounts related to (i) GNS partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $29 million and $31 million as of September 30, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2018 and December 31, 2017:

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$64,490	$271	$197	$442	$65,400
Global Commercial Services
Global Small Business Services	12,018	46	30	63	12,157
Global Corporate Payments(a)	(b)	(b)	(b)	―	46
Card Member Receivables:
Global Consumer Services Group	18,681	79	48	108	18,916
Global Commercial Services
Global Small Business Services	$16,671	$90	$49	$103	$16,913
Global Corporate Payments(a)	(b)	(b)	(b)	$153	$19,687

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$61,491	$238	$190	$400	$62,319
Global Commercial Services
Global Small Business Services	10,892	43	31	59	11,025
Global Corporate Payments(a)	(b)	(b)	(b)	―	55
Card Member Receivables:
Global Consumer Services Group	20,696	82	54	114	20,946
Global Commercial Services
Global Small Business Services	$15,868	$91	$54	$106	$16,119
Global Corporate Payments(a)	(b)	(b)	(b)	$148	$16,982
(a)
For Global Corporate Payments (GCP) Card Member loans and receivables in GCS, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).

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
	2018			2017
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.1%	2.5%	1.4%	1.8%	2.1%	1.3%
Global Small Business Services	1.7%	2.0%	1.1%	1.6%	1.9%	1.1%
Card Member Receivables:
Global Consumer Services Group	1.7%	1.8%	1.2%	1.6%	1.7%	1.3%
Global Small Business Services	1.8%	2.1%	1.4%	1.6%	1.8%	1.4%

	2018		2017
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.11%	0.8%	0.10%	0.9%
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Card Member Loans and Receivables
Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs. Impaired Card Member loans and receivables outside the U.S. are not significant as of September 30, 2018 and December 31, 2017; therefore, such loans and receivables are not included in the following tables unless otherwise noted.

The following tables provide additional information with respect to our impaired Card Member loans and receivables as of September 30, 2018 and December 31, 2017:
	As of September 30, 2018

			Accounts Classified as a TDR(c)
2018 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$304	$205	$279	$122	$910	$823	$69
Global Commercial Services	37	36	53	26	152	142	11
Card Member Receivables:
Global Consumer Services Group	―	―	26	11	37	36	2
Global Commercial Services	―	―	56	23	79	78	3
Total	$341	$241	$414	$182	$1,178	$1,079	$85

	As of December 31, 2017

			Accounts Classified as a TDR(c)
2017 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$289	$168	$178	$131	$766	$694	$49
Global Commercial Services	38	31	31	27	127	118	8
Card Member Receivables:
Global Consumer Services Group	―	―	15	9	24	24	1
Global Commercial Services	―	―	37	19	56	56	2
Total	$327	$199	$261	$186	$973	$892	$60
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

(c)
Accounts classified as a TDR include $17 million and $15 million that are over 90 days past due and accruing interest and $5 million that are non-accruals as of both September 30, 2018 and December 31, 2017.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $138 million and $141 million of Card Member accounts that have successfully completed a modification program and $44 million and $45 million of Card Member accounts that were not in compliance with the terms of the modification programs as of September 30, 2018 and December 31, 2017, respectively.

(f)
GCSG includes balances outside the U.S. of $65 million and $56 million that are over 90 days and accruing interest and $64 million and $55 million in unpaid principal as of September 30, 2018 and December 31, 2017, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables:
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$882	$27	$841	$79
Global Commercial Services	153	5	144	16
Card Member Receivables:
Global Consumer Services Group	35	―	31	―
Global Commercial Services	77	―	70	―
Total	$1,147	$32	$1,086	$95

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$695	$21	$682	$61
Global Commercial Services	122	5	119	13
Card Member Receivables:
Global Consumer Services Group	20	―	19	―
Global Commercial Services	44	―	42	―
Total	$881	$26	$862	$74

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2018
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	13	$98	12	(b)	36	$267	12	(b)
Card Member Receivables	1	24	(c)	27	4	78	(c)	28
Total	14	$122			40	$345

	Three Months Ended				Nine Months Ended
	September 30, 2017				September 30, 2017
	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (in thousands)	Outstanding Balances ($ in millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	8	$57	9	(b)	23	$160	10	(b)
Card Member Receivables	1	18	(c)	31	4	64	(c)	27
Total	9	$75			27	$224
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
	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$13	5	$30
Card Member Receivables	1	2	3	7
Total	3	$15	8	$37

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)	Number of Accounts (in thousands)	Aggregated Outstanding Balances Upon Default ($ in millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$9	5	$30
Card Member Receivables	1	2	3	4
Total	3	$11	8	$34
(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

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

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2018	2017
Balance, January 1	$1,706	$1,223
Provisions(a)	1,587	1,272
Net write-offs(b)
Principal	(1,140)	(856)
Interest and fees	(225)	(163)
Other(c)	9	26
Balance, September 30	$1,937	$1,502
(a)	Provisions for principal, interest and fee reserve components.
(b)
Principal write-offs are presented less recoveries of $330 million and $307 million for the nine months ended September 30, 2018 and 2017, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(21) million and $(25) million for the nine months ended September 30, 2018 and 2017, respectively.

(c)
Includes foreign currency translation adjustments of $(4) million and $14 million and other adjustments of $13 million and $12 million for the nine months ended September 30, 2018 and 2017, respectively.

Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of September 30, 2018 and December 31, 2017:
(Millions)	2018	2017
Card Member loans evaluated individually for impairment(a)	$480	$367
Related reserves (a)	$80	$57
Card Member loans evaluated collectively for impairment(b)	$77,123	$73,032
Related reserves (b)	$1,857	$1,649
(a)	Represents loans modified as a TDR and related reserves.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2018	2017
Balance, January 1	$521	$467
Provisions(a)	701	590
Net write-offs(b)	(661)	(548)
Other(c)	(17)	3
Balance, September 30	$544	$512
(a)	Provisions for principal and fee reserve components.
(b)
Net write-offs are presented less recoveries of $266 million and $271 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts include net recoveries (write-offs) from TDRs of $1 million and $(2) million, for the nine months ended September 30, 2018 and 2017, respectively.

(c)	Includes foreign currency translation adjustments of nil and $18 million and other adjustments of $(17) million and $(15) million for the nine months ended September 30, 2018 and 2017, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment, and related reserves, as of September 30, 2018 and December 31, 2017:
(Millions)	2018	2017
Card Member receivables evaluated individually for impairment(a)	$116	$80
Related reserves (a)	$5	$3
Card Member receivables evaluated collectively for impairment	$55,400	$53,967
Related reserves (b)	$539	$518
(a)	Represents receivables modified as a TDR and related reserves.
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

The following is a summary of investment securities as of September 30, 2018 and December 31, 2017:

	2018				2017
		Gross	Gross	Estimated		Gross	Gross	Estimated
Description of Securities		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale debt securities:
State and municipal obligations	$682	$5	$(3)	$684	$1,369	$11	$(3)	$1,377
U.S. Government agency obligations	10	―	(1)	9	11	―	―	11
U.S. Government treasury obligations	4,688	2	(39)	4,651	1,051	3	(9)	1,045
Corporate debt securities	32	―	―	32	28	―	―	28
Mortgage-backed securities (a)	54	1	(1)	54	67	2	―	69
Foreign government bonds and obligations	595	―	(1)	594	581	―	―	581
Equity securities (b)	51	―	(4)	47	51	―	(3)	48
Total	$6,112	$8	$(49)	$6,071	$3,158	$16	$(15)	$3,159
(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Equity securities comprise investments in common stock and mutual funds.

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of September 30, 2018 and December 31, 2017:
	2018				2017
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
		Gross		Gross		Gross			Gross
Description of Securities (Millions)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses
State and municipal obligations	$67	$(2)	$31	$(1)	$157	$(3)	$	―	$ ―
U.S. Government treasury obligations	4,213	(31)	172	(8)	650	(3)		175	(6)
Mortgage-backed securities	―	―	16	(1)	―	―		―	―
Equity securities (a)	―	―	―	―	―	―		36	(2)
Foreign government bonds and obligations	586	(1)	―	―	―	―		―	―
Total	$4,866	$(34)	$219	$(10)	$807	$(6)		$211	$(8)
(a)	Effective January 1, 2018, the unrealized gains and losses on equity securities are recorded in the Consolidated Statements of Income and are no longer assessed for other-than-temporary impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2018 and December 31, 2017:
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to			Gross			Gross			Gross
Amortized Cost	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2018:
90%–100%	93	$4,866	$(34)	21	$219	$(10)	114	$5,085	$(44)
Total as of September 30, 2018	93	$4,866	$(34)	21	$219	$(10)	114	$5,085	$(44)

2017:
90%–100%	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)
Total as of December 31, 2017	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)

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

Contractual maturities for investment securities with stated maturities as of September 30, 2018 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$3,613	$3,612
Due after 1 year but within 5 years	1,622	1,590
Due after 5 years but within 10 years	210	204
Due after 10 years	616	618
Total	$6,061	$6,024

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

We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of September 30, 2018, our ownership of variable interests was $5.4 billion and $7.7 billion for the Lending Trust and the Charge Trust, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.

The following table provides information on the restricted cash held by the Lending Trust and the Charge Trust as of September 30, 2018 and December 31, 2017, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2018	2017
Lending Trust	$783	$55
Charge Trust	―	7
Total	$783	$62

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2018 and the year ended December 31, 2017, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer Deposits

As of September 30, 2018 and December 31, 2017, customer deposits were categorized as interest bearing or non-interest bearing as follows:

(Millions)	2018	2017
U.S.:
Interest bearing	$68,572	$63,666
Non-interest bearing (includes Card Member credit balances of: 2018, $321; 2017, $358)	355	395
Non-U.S.:
Interest bearing	28	34
Non-interest bearing (includes Card Member credit balances of: 2018, $336; 2017, $344)	346	357
Total customer deposits	$69,301	$64,452

Customer deposits by deposit type as of September 30, 2018 and December 31, 2017 were as follows:

(Millions)	2018	2017
U.S. retail deposits:
Savings accounts – Direct	$37,128	$31,915
Certificates of deposit:(a)
Direct	610	290
Third-party (brokered)	15,219	16,684
Sweep accounts – Third-party (brokered)	15,615	14,777
Other deposits:
U.S. non-interest bearing deposits	34	37
Non-U.S. deposits	38	47
Card Member credit balances ― U.S. and non-U.S.	657	702
Total customer deposits	$69,301	$64,452
(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 45 months and 2.27 percent, respectively, as of September 30, 2018.

The scheduled maturities of certificates of deposit as of September 30, 2018 were as follows:
(Millions)	U.S.	Non-U.S.	Total
2018	$2,859	$4	$2,863
2019	4,673	14	4,687
2020	3,976	―	3,976
2021	1,824	―	1,824
2022	2,260	―	2,260
After 5 years	237	―	237
Total	$15,829	$18	$15,847

As of September 30, 2018 and December 31, 2017, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2018	2017
U.S.	$214	$114
Non-U.S.	9	11
Total	$223	$125

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Contingencies

In the ordinary course of business, we and our subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings). We disclose our material legal proceedings under Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q and Part I, Item 3. “Legal Proceedings” in the 2017 Form 10-K.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.   Derivatives and Hedging Activities

We use derivative financial instruments to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates, foreign exchange rates, and equity index or price, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of our market risk management. We do not transact in derivatives for trading purposes.

In relation to our credit risk, under the terms of the derivative agreements we have with our various counterparties, we are not required to either immediately settle any outstanding liability balances or post collateral upon the occurrence of a specified credit risk-related event. Based on our assessment of the credit risk of our derivative counterparties as of September 30, 2018 and December 31, 2017, no credit risk adjustment to the derivative portfolio was required.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2018 and December 31, 2017:

		Other Assets Fair Value			Other Liabilities Fair Value
	(Millions)	2018		2017	2018	2017
	Derivatives designated as hedging instruments:
	Fair value hedges - Interest rate contracts(a)	$	―	$11	$180	$34
	Net investment hedges - Foreign exchange contracts		247	117	85	89
	Total derivatives designated as hedging instruments		247	128	265	123
	Derivatives not designated as hedging instruments:
	Foreign exchange contracts, including certain embedded derivatives(b)		80	82	137	95
	Total derivatives, gross		327	210	402	218
Less:	Cash collateral netting(c)(d)		(22)	(6)	(180)	(45)
	Derivative asset and derivative liability netting(e)		(122)	(80)	(122)	(80)
	Total derivatives, net		$183	$124	$100	$93
(a)
For centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral. Accordingly, assets and liabilities are disclosed for centrally cleared derivatives, each net of variation margin. We also maintained several bilateral interest rate contracts that are shown gross of any collateral exchanged.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.
(c)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to reclaim cash collateral or the obligation to return cash collateral.

(d)
We posted $99 million and $146 million as of September 30, 2018 and December 31, 2017, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(e)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
A majority of our derivative assets and liabilities as of September 30, 2018 and December 31, 2017 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $24.8 billion and $23.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2018 and December 31, 2017, respectively.

The following table represents the gains and losses associated with the fair value hedges of our fixed-rate long-term debt:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
	Interest expense(a)	Other expenses	Interest expense(a)	Other expenses
Fixed-rate long-term debt	$63	$39	$331	$64
Derivatives designated as hedging instruments	(65)	(31)	(323)	(100)
Total	$(2)	$8	$8	$(36)
(a)
We adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense. Refer to Note 1 for additional information.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $24.2 billion and $23.6 billion as of September 30, 2018 and December 31, 2017, respectively, including offsetting amounts of $513 million and $182 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
We recognized a net increase of $20 million and a net reduction of $24 million in Interest expense on Long-term debt for the three months ended September 30, 2018 and 2017, respectively, and a net increase of $19 million and a net reduction of $105 million for the nine months ended September 30, 2018 and 2017, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.

Net Investment Hedges

The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $22 million and $184 million for the three months ended September 30, 2018 and 2017, respectively, and a gain of $136 million and a loss of $515 million for the nine months ended September 30, 2018 and 2017, respectively. Accumulated losses within AOCI of nil and $18 million for the three months ended September 30, 2018 and 2017, respectively, and gains of $1 million and losses of $18 million for the nine months ended September 30, 2018 and 2017, respectively, were reclassified into Other expenses upon investment sales or liquidations.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net losses of $8 million and $15 million for the three months ended September 30, 2018 and 2017, respectively, and a net gain of $26 million and a net loss of $36 million for the nine months ended September 30, 2018 and 2017, respectively, and are recognized in Other expenses.

The changes in the fair value of an embedded derivative resulted in a loss of $5 million and a gain of $1 million for the three months ended September 30, 2018 and 2017, respectively, and losses of $11 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively, and are recognized in Card Member services expense.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2018 and December 31, 2017:

	2018						2017
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$47		$1	$46	$	―	$48		$1	$47	$	―
Debt securities	6,024		4,651	1,373		―	3,111		1,045	2,066		―
Derivatives, gross(a)	327		―	327		―	210		―	210		―
Total Assets	6,398		4,652	1,746		―	3,369		1,046	2,323		―
Liabilities:
Derivatives, gross(a)	402		―	402		―	218		―	218		―
Total Liabilities	$402	$	―	$402	$	―	$218	$	―	$218	$	―
(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2018 and December 31, 2017, and require management’s judgment. These figures may not be indicative of future fair values, nor can our fair value be estimated by aggregating the amounts presented.
	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$30	$30		$29	$1	$	―
Other financial assets(b)	59	59		―	59		―
Financial assets carried at other than fair value
Loans, net(c)	79	80		―	―		80

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	82	82		―	82		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	16	16		―	16		―
Long-term debt(c)	$55	$56	$	―	$56	$	―

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33		$32	$1	$	―
Other financial assets(b)	57	57		―	57		―
Financial assets carried at other than fair value
Loans, net(c)	74	75		―	―		75

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	76	76		―	76		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	17		―	17		―
Long-term debt(c)	$56	$57	$	―	$57	$	―
(a)	Level 2 amounts reflect time deposits and short-term investments.
(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.7 billion and $8.9 billion held by a consolidated VIE as of September 30, 2018 and December 31, 2017, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $23.6 billion and $25.6 billion as of September 30, 2018 and December 31, 2017, respectively, and the fair values of Long-term debt were $18.5 billion and $18.6 billion as of September 30, 2018 and December 31, 2017, respectively.

(d)	Presented as a component of Customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired. During the nine months ended September 30, 2018 and the year ended December 31, 2017, we did not have any material assets that were measured at fair value due to impairment. Equity investments previously held at cost that are adjusted through earnings for observable price changes are not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees

As of September 30, 2018, the maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $42 million, respectively, and related primarily to our real estate and business dispositions. As of December 31, 2017, the maximum potential undiscounted future payments and related liability were $1 billion and $52 million, respectively.

To date we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

12. Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2018 and 2017 were as follows:

Three Months Ended September 30, 2018 (Millions), net of tax	Net Unrealized Losses on Debt Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2018	$(18)	$(2,027)	$(438)	$(2,483)
Net unrealized losses	(11)	―	―	(11)
Net translation gains of investments in foreign operations	―	3	―	3
Net losses related to hedges of investments in foreign operations	―	(22)	―	(22)
Pension and other postretirement benefit	―	―	9	9
Net change in accumulated other comprehensive loss	(11)	(19)	9	(21)
Balances as of September 30, 2018	$(29)	$(2,046)	$(429)	$(2,504)

Nine Months Ended September 30, 2018 (Millions), net of tax	Net Unrealized Losses on Debt Securities		Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$	―	$(1,961)	$(467)	$(2,428)
Net unrealized losses		(31)	―	―	(31)
Net translation losses of investments in foreign operations		―	(221)	―	(221)
Net gains related to hedges of investments in foreign operations		―	136	―	136
Pension and other postretirement benefit		―	―	38	38
Other(a)		2	―	―	2
Net change in accumulated other comprehensive loss		(29)	(85)	38	(76)
Balances as of September 30, 2018		$(29)	$(2,046)	$(429)	$(2,504)
(a)
Represents unrealized gains pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption of the financial instruments guidance effective January 1, 2018 (refer to Note 1).

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2017 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2017	$13	$(1,913)	$(528)	$(2,428)
Net unrealized losses	(2)	―	―	(2)
Decrease due to amounts reclassified into earnings	―	(1)	―	(1)
Net translation gain of investments in foreign operations	―	292	―	292
Net losses related to hedges of investments in foreign operations	―	(184)	―	(184)
Pension and other postretirement benefit	―	―	7	7
Net change in accumulated other comprehensive loss	(2)	107	7	112
Balances as of September 30, 2017	$11	$(1,806)	$(521)	$(2,316)

Nine Months Ended September 30, 2017 (Millions), net of tax	Net Unrealized Gains on Investment Securities	Foreign Currency Translation Adjustments	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized gains	4	―	―	4
Decrease due to amounts reclassified into earnings	―	(1)	―	(1)
Net translation gain of investments in foreign operations(a)	―	972	―	972
Net losses related to hedges of investments in foreign operations	―	(515)	―	(515)
Pension and other postretirement benefit	―	―	8	8
Net change in accumulated other comprehensive loss	4	456	8	468
Balances as of September 30, 2017	$11	$(1,806)	$(521)	$(2,316)
(a)	Includes $289 million of tax benefits recognized in the nine months ended September 30, 2017.

The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:
	Tax (benefit) expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2018		2017	2018	2017
Investment securities		$(4)	$(1)	$(9)	$2
Foreign currency translation adjustments(a)		8	(25)	(60)	(204)
Net investment hedges		(7)	(99)	46	(306)
Pension and other postretirement benefits		3	(2)	12	(10)
Total tax impact	$	―	$(127)	$(11)	$(518)

(a)    Includes $289 million of tax benefits recognized in the nine months ended September 30, 2017.

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income:

		Gains (losses) recognized in earnings
		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		Amount			Amount
Description (Millions)	Income Statement Line Item	2018		2017	2018		2017
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses	$	―	$(6)		$1	$(6)
Related income tax	Income tax provision		―	7		(1)	7
Total		$	―	$1	$	―	$1

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Other Fees and Commissions, Other Revenues and Other Expenses

The following is a detail of Other fees and commissions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Fees charged to Card Members:
Delinquency fees	$238	$221	$712	$653
Foreign currency conversion fee revenue	233	219	691	630
Other customer fees:
Loyalty coalition-related fees	120	116	338	332
Travel commissions and fees	104	91	315	273
Service fees and other(a)	103	108	309	324
Total Other fees and commissions	$798	$755	$2,365	$2,212
(a)	Other includes Membership Rewards program fees that are not related to contracts with customers.

The following is a detail of Other revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Global Network Services partner revenues	$62	$82	$207	$261
Other(a)	272	290	853	851
Total Other revenues	$334	$372	$1,060	$1,112
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

The following is a detail of Other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Occupancy and equipment	$489	$567	$1,493	$1,525
Professional services	489	494	1,454	1,506
Other(a)	382	398	1,160	1,144
Total Other expenses	$1,360	$1,459	$4,107	$4,175
(a)
For all periods, Other expense includes general operating expenses, communication expenses, Card and merchant-related fraud losses, foreign currency-related gains and losses, and gains on the sale of equity investments. For the nine months ended September 30, 2018, Other expense also includes the loss on a transaction involving the operations of our prepaid reloadable and gift card business. For both the three and nine month periods, Other expense also includes, for the current year, gains on the re-measurement of certain equity investments previously carried at cost, and for the prior year, charges related to our U.S. loyalty coalition and prepaid businesses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

The effective tax rate was 21.9 percent and 25.8 percent for the three months ended September 30, 2018 and 2017, respectively, and 21.9 percent and 29.7 percent for the nine months ended September 30, 2018 and 2017, respectively. The changes in tax rates for both periods primarily reflect the reduction in the U.S. federal statutory tax rate as a result of the Tax Act. The tax rates in the prior year also reflect the recognition of certain foreign tax credits and the resolution of certain prior years’ tax items.

In the fourth quarter of 2017, we recorded an estimated net discrete tax charge of $2.6 billion related to the Tax Act that was accounted for as a provisional charge under Staff Accounting Bulletin No.118. There were no material changes to this estimate for the current period.  We continue to analyze the impacts of the Tax Act; therefore, the 2017 charge continues to be provisional.

We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination with the IRS for tax years 2008 through 2014.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $330 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $330 million of unrecognized tax benefits, approximately $294 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Basic and diluted:
Net income	$1,654	$1,359	$4,911	$3,954
Preferred dividends	(20)	(21)	(61)	(61)
Net income available to common shareholders	1,634	1,338	4,850	3,893
Earnings allocated to participating share awards(a)	(13)	(11)	(38)	(32)
Net income attributable to common shareholders	$1,621	$1,327	$4,812	$3,861
Denominator: (a)
Basic: Weighted-average common stock	858	878	859	889
Add: Weighted-average stock options (b)	2	3	2	3
Diluted	860	881	861	892
Basic EPS	$1.89	$1.51	$5.60	$4.34
Diluted EPS	$1.88	$1.51	$5.59	$4.33
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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.7 million and 0.5 million of options for the three months ended September 30, 2018 and 2017, respectively, and 0.7 million and 0.8 million of options for the nine months ended September 30, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

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
As of September 30, 2018 and December 31, 2017, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio	Supplementary leverage ratio
September 30, 2018:(a)
American Express Company	$16,636	$18,208	$20,737	10.8%	11.8%	13.4%	10.1%	8.6%
American Express National Bank	$11,504	$11,504	$13,465	12.5%	12.5%	14.6%	10.0%	8.3%
December 31, 2017:(a)
American Express Company	$13,189	$14,721	$17,142	9.0%	10.1%	11.8%	8.6%	(b)%
American Express Centurion Bank	$5,954	$5,954	$6,547	12.7%	12.7%	14.0%	10.2%	(b)%
American Express Bank, FSB	$6,065	$6,065	$6,653	12.9%	12.9%	14.2%	11.7%	(b)%

Well capitalized ratios(c)				6.5%	8.0%	10.0%	5.0%	N/A
Basel III Standards 2018(d)				6.4%	7.9%	9.9%	4.0%	3.0%
Minimum capital ratios(e)				4.5%	6.0%	8.0%	4.0%	3.0%
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

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other:

Three Months Ended September 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$3,680	$2,980	$1,494	$29	$8,183
Revenue from contracts with customers(b)	2,577	2,593	1,479	5	6,654
Interest income	2,140	416	6	176	2,738
Interest expense	404	218	(78)	233	777
Total revenues net of interest expense	5,416	3,178	1,578	(28)	10,144
Net income (loss)	$779	$606	$580	$(311)	$1,654
Total assets (billions)	$131	$54	$32	$(28)	$189

Nine Months Ended September 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$10,849	$8,795	$4,539	$50	$24,233
Revenue from contracts with customers(b)	7,611	7,628	4,465	12	19,716
Interest income	6,083	1,186	22	449	7,740
Interest expense	1,101	593	(205)	620	2,109
Total revenues net of interest expense	15,831	9,388	4,766	(121)	29,864
Net income (loss)	$2,375	$1,716	$1,639	$(819)	$4,911
Total assets (billions)	$131	$54	$32	$(28)	$189

Three Months Ended September 30, 2017 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$3,361	$2,734	$1,491	$27	$7,613
Revenue from contracts with customers(b)	2,359	2,365	1,446	2	6,172
Interest income	1,781	351	8	105	2,245
Interest expense	281	159	(48)	176	568
Total revenues net of interest expense	4,861	2,926	1,547	(44)	9,290
Net income (loss)	$680	$505	$420	$(246)	$1,359
Total assets (billions)	$118	$49	$28	$(26)	$169

Nine Months Ended September 30, 2017 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$9,843	$8,076	$4,471	$69	$22,459
Revenue from contracts with customers(b)	6,922	6,980	4,333	9	18,244
Interest income	4,941	1,004	32	267	6,244
Interest expense	741	427	(133)	497	1,532
Total revenues net of interest expense	14,043	8,653	4,636	(161)	27,171
Net income (loss)	$1,968	$1,387	$1,329	$(730)	$3,954
Total assets (billions)	$118	$49	$28	$(26)	$169
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)	Includes discount revenue, certain other fees and commissions and other revenues from customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and automated clearing house (ACH)), as well as evolving and growing alternative payment and financing providers. As the payments industry continues to evolve, we face increasing competition from non-traditional players that leverage new technologies and customer relationships to create payment or financing solutions.

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
•
Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, and service fees; and

•
Other revenue, primarily represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, insurance premiums earned from Card Members, prepaid card and Travelers Cheque-related revenues, and earnings from equity method investments (including the GBT JV).

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

Business Environment
Our results for the third quarter reflect strong performance that continues the momentum from the first half of the year, as we progress against our four strategic imperatives – expand our presence in the premium consumer space, build on our position in commercial payments, strengthen our global, integrated network and make American Express an essential part of our customers’ digital lives. The increases in net income and earnings per share versus the prior year reflected growth across our businesses, as well as a lower tax provision due to the reduction in the U.S. corporate income tax rate resulting from the Tax Cuts and Jobs Act (the Tax Act).  We also returned a significant amount of capital to our shareholders during the quarter through the resumption of our share buyback program and an increase in our dividend.
Our worldwide billed business increased 8 percent over the prior year. Our U.S. and international proprietary consumer card issuing businesses saw continued double digit billings growth. The increase in U.S. consumer billings versus the prior year reflected growth in spending within our premium consumer base and strong acquisition of new Card Members through our digital channels. Commercial billings also had a double digit increase, reflecting growth across all of our commercial customer segments. Global Network Services billed business declined due to the impact of the regulatory environment in the European Union and Australia; excluding the billings from those geographies, Global Network Services billed business grew year-over-year.
Revenues net of interest expense grew 9 percent, reflecting higher Card Member spending, fee income and net interest income, partially offset by a year-over-year decline in the average discount rate. This decline was less than in recent quarters, as several factors that drove larger declines in the average discount rate began to moderate. These factors included the impact of regulatory changes in Europe and Australia, the continued roll out of our Opt Blue program to drive towards parity merchant coverage in the U.S. and impacts from decisions we made with respect to certain strategic partners. We continue to be focused on driving discount revenue growth.
Card Member loans grew year-over-year, in line with the first half of the year, as we continued to expand our lending relationships with existing customers and acquired new Card Members, including the acquisition from Citibank, N.A. of the portion of the Hilton cobrand portfolio that we did not previously own (the acquired Hilton portfolio).   Provisions for losses increased, reflecting growth in the loan portfolio and a higher lending write-off rate, moderated by stable delinquency rates. Overall our credit performance has trended better than expected for this year, although we expect write-off rates to continue to gradually increase over time as we grow our loan portfolio.

Spending on customer engagement (the aggregate of rewards, Card Member services and marketing and business development expenses) increased year-over-year across all categories. Growth in rewards and Card Member services reflected the growth in billings and continued higher levels of usage across many of our premium travel services. Marketing and business development expense increased due to higher spending on growth initiatives, including on our global brand campaign, continued investments in our cobrand partnerships and higher corporate client incentives.  Operating expenses remained well controlled. We plan to continue to make investments that we believe will drive share, scale and relevance and maintain our strong level of revenue growth.
While we continue to see some headwinds from a rising interest rate environment, regulation in countries around the world and intense competition, we remain focused on delivering differentiated value to our merchants, customers and business partners and delivering appropriate returns to our shareholders.
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

The discussions in both the “Consolidated Results of Operations” and “Business Segment Results” provide commentary on the variances for the three and nine months ended September 30, 2018 compared to same periods in the prior year, as presented in the accompanying tables. Effective January 1, 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments. Effective April 1, 2018, we made additional changes to the methodology used to allocate certain corporate overhead costs to the operating segments. Prior period amounts have been revised to conform to the current period presentation.

Table 1: Summary of Financial Performance

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages and per share amounts)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenues net of interest expense	$10,144	$9,290	$854	9%	$29,864	$27,171	$2,693	10%
Provisions for losses	817	770	47	6	2,398	1,926	472	25
Expenses	7,209	6,689	520	8	21,175	19,618	1,557	8
Pretax income	2,118	1,831	287	16	6,291	5,627	664	12
Income tax provision	464	472	(8)	(2)	1,380	1,673	(293)	(18)
Net income	1,654	1,359	295	22	4,911	3,954	957	24
Earnings per common share - diluted(a)	$1.88	$1.51	$0.37	25%	$5.59	$4.33	$1.26	29%
Return on average equity(b)	18.1%	22.6%			18.1%	22.6%
Effective tax rate	21.9%	25.8%			21.9%	29.7%
(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards of $13 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and $38 million and $32 million for the nine months ended September 30, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $20 million and $21 million for the three months ended September 30, 2018 and 2017, respectively, and $61 million for both the nine months ended September 30, 2018 and 2017.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($3.7 billion and $4.8 billion for September 30, 2018 and 2017, respectively) by (ii) one-year average total shareholders’ equity ($20.4 billion and $21.0 billion for September 30, 2018 and 2017, respectively).

Table 2: Total Revenue Net of Interest Expense Summary
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Discount revenue	$6,181	$5,700	$481	8%	$18,264	$16,830	$1,434	9%
Net card fees	870	786	84	11	2,544	2,305	239	10
Other fees and commissions	798	755	43	6	2,365	2,212	153	7
Other	334	372	(38)	(10)	1,060	1,112	(52)	(5)
Total non-interest revenues	8,183	7,613	570	7	24,233	22,459	1,774	8
Total interest income	2,738	2,245	493	22	7,740	6,244	1,496	24
Total interest expense	777	568	209	37	2,109	1,532	577	38
Net interest income	1,961	1,677	284	17	5,631	4,712	919	20
Total revenues net of interest expense	$10,144	$9,290	$854	9%	$29,864	$27,171	$2,693	10%

Total Revenues Net of Interest Expense

Discount revenue increased for both the three and nine month periods, primarily due to growth in billed business of 8 percent and 10 percent for the three and nine month periods, respectively, partially offset by a decrease in the average discount rate. U.S. billed business increased 10 percent for both periods. Non-U.S. billed business increased 5 percent and 10 percent for the three and nine month periods, respectively. See Tables 5, 6 and 7 for more details on billed business performance.
The decreases in the average discount rate for both the three and nine month periods primarily reflected rate reductions related to merchant negotiations, including rate pressure resulting from recent regulatory changes affecting competitor pricing in certain international countries and the continued growth of the OptBlue program, and additionally for the nine month period, changes in industry and geographic mix. We expect the average discount rate will continue to decline over time due to a greater shift of existing merchants into OptBlue, merchant negotiations and competition, volume-related pricing discounts, certain pricing initiatives mainly driven by pricing regulation (including regulation of competitors’ interchange rates) and other factors.
Net card fees increased for both the three and nine month periods, primarily driven by growth in the Platinum and Delta portfolios, as well as growth in certain key international countries.
Other fees and commissions increased for both the three and nine month periods, primarily driven by growth in foreign exchange conversion revenue, and increases in delinquency fees and travel commissions and fees.
Other revenues decreased for both the three and nine month periods, primarily driven by a modification of one of our GNS arrangements, and additionally in the nine month period, by a decline in revenues related to the GBT JV.
Interest income increased for both the three and nine month periods, primarily driven by higher average Card Member loans, and additionally in the nine month period, by higher yields. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields in the nine month period was primarily driven by a greater percentage of loans at higher rate buckets and specific pricing actions.
Interest expense increased for both the three and nine month periods, primarily driven by higher interest rates, higher average deposits and higher average long-term debt.

Table 3: Provisions for Losses Summary

	Three Months Ended						Nine Months Ended
	September 30,		Change				September 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017				2018	2017	2018 vs. 2017
Charge card	$214	$214	$	―	―	%	$701	$590	$111	19%
Card Member loans	560	531		29	5		1,587	1,272	315	25
Other	43	25		18	72		110	64	46	72
Total provisions for losses	$817	$770		$47	6%		$2,398	$1,926	$472	25%

Provisions for Losses

Charge card provision for losses was flat and increased for the three and nine month periods, respectively. The increase in the nine month period was primarily driven by growth in receivables due to increased billed business and higher net write-offs, largely in the corporate and small business portfolios. In the three month period, the growth in receivables was offset by an increase in reserves in the prior year, in part related to the hurricanes.
Card Member loans provision for losses increased for both the three and nine month periods, primarily driven by continued strong loan growth and higher net write-offs, in part due to the seasoning of recent loan vintages. Over the past several quarters, delinquency rates have stabilized, resulting in a smaller increase in provision in the three month period.
Other provision for losses increased for both the three and nine month periods, primarily due to growth in the non-card lending portfolio.

Table 4: Expenses Summary

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Marketing and business development(a)	$1,642	$1,446	$196	14%	$4,650	$4,187	$463	11%
Card Member rewards	2,400	2,168	232	11	7,180	6,425	755	12
Card Member services	457	351	106	30	1,282	1,009	273	27
Total marketing, business development, rewards and Card Member services	4,499	3,965	534	13	13,112	11,621	1,491	13
Salaries and employee benefits	1,350	1,265	85	7	3,956	3,822	134	4
Other, net(a)	1,360	1,459	(99)	(7)	4,107	4,175	(68)	(2)
Total expenses	$7,209	$6,689	$520	8%	$21,175	$19,618	$1,557	8%
(a)
Effective January 1, 2018, includes reclassification of certain business development expenses from Other expenses to Marketing and business development that are not directly attributable to the adoption of the new revenue recognition guidance. Prior periods have been conformed to the current period presentation.

Expenses
Marketing and business development expense increased for both the three and nine month periods, primarily due to higher spending on growth initiatives including our new global brand campaign, continued investments in partnerships, and increased corporate client incentives driven by higher volumes.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in cobrand rewards expense of $91 million and $371 million and Membership Rewards and cash-back reward expenses of $141 million and $384 million, for the three and nine month periods, respectively, all of which were primarily driven by higher spending volumes.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants increased to 96 percent (rounded up) at September 30, 2018 from 95 percent (rounded down) at September 30, 2017. The increase in the URR reflects continued higher engagement in our Membership Rewards program.
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits, in addition to enhanced Platinum card benefits in the nine month period.
Salaries and employee benefits expense increased for both the three and nine month periods, respectively, in part driven by increases in incentive compensation, partially offset in the nine month period by lower restructuring costs.
Other expenses decreased for both the three and nine month periods. The decrease in both periods was primarily driven by charges in the prior year related to our U.S. loyalty coalition and prepaid businesses and current-year gains on certain equity investments, partially offset by a foreign exchange loss in the current period related to the devaluation of the Argentine peso, which was deemed a highly inflationary currency as of July 1, 2018. In addition, the decrease in the nine month period was further partially offset by a benefit in the prior year from a change in the liability related to non-delivery of goods and services by merchants and a loss in the current year on a transaction involving the operations of our prepaid reloadable and gift card business.
Income Taxes
The effective tax rate decreased for both the three and nine month periods, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act. The tax rates in the prior year also reflect the recognition of certain foreign tax credits and the resolution of certain prior years’ tax items.

Table 5: Selected Card-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Nine Months Ended		2018
	September 30,		vs.	September 30,		vs.
	2018	2017	2017	2018	2017	2017
Billed business: (billions)
U.S.	$194.6	$176.4	10%	$572.5	$519.4	10%
Outside the U.S.	100.1	95.5	5	302.5	274.4	10
Total	$294.7	$271.9	8	$875.0	$793.8	10
Proprietary	$250.2	$225.3	11	$738.2	$658.0	12
GNS	44.5	46.6	(5)	136.8	135.8	1
Total	$294.7	$271.9	8	$875.0	$793.8	10
Cards-in-force: (millions)
U.S.	53.0	49.5	7	53.0	49.5	7
Outside the U.S.	62.1	63.4	(2)	62.1	63.4	(2)
Total	115.1	112.9	2	115.1	112.9	2
Proprietary	68.5	63.9	7	68.5	63.9	7
GNS	46.6	49.0	(5)	46.6	49.0	(5)
Total	115.1	112.9	2	115.1	112.9	2
Basic cards-in-force: (millions)
U.S.	41.7	39.0	7	41.7	39.0	7
Outside the U.S.	51.8	52.7	(2)	51.8	52.7	(2)
Total	93.5	91.7	2	93.5	91.7	2
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,169	$5,018	3	$15,462	$15,009	3
Outside the U.S.	$3,864	$3,598	7	$11,647	$10,351	13
Average	$4,784	$4,596	4	$14,336	$13,620	5
Card Member loans: (billions)
U.S.	$68.1	$59.9	14	$68.1	$59.9	14
Outside the U.S.	9.5	8.0	19	9.5	8.0	19
Total	$77.6	$67.9	14	$77.6	$67.9	14
Average discount rate(a)	2.38%	2.40%		2.37%	2.42%
Average fee per card (dollars)(b)	$51	$49	4%	$51	$49	4%
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

Table 6: Billed Business Growth
	Three Months Ended
	September 30, 2018
		FX-Adjusted
	Year over Year	Year over Year
	Percentage Increase	Percentage Increase
	(Decrease)	(Decrease)(a)
Worldwide
Proprietary
Proprietary consumer	11%	12%
Proprietary commercial	11	12
Total Proprietary	11	12
GNS	(5)	(1)
Worldwide Total	8	10
Airline-related volume (8% of Total)	7	9

U.S.
Proprietary
Proprietary consumer	10
Proprietary commercial	10
Total Proprietary	10
GNS	13
U.S. Total	10
T&E-related volume (26% of U.S. Total)	9
Non-T&E-related volume (74% of U.S. Total)	10
Airline-related volume (7% of U.S. Total)	11

Outside the U.S.
Proprietary
Proprietary consumer	14	18
Proprietary commercial	13	18
Total Proprietary	14	18
GNS	(6)	(3)
Non-U.S. Total	5	8
Japan, Asia Pacific & Australia	5	8
Latin America & Canada	1	12
Europe, the Middle East & Africa	6	8
(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Billed Business Growth
	Nine Months Ended
	September 30, 2018
		FX-Adjusted
	Year over Year	Year over Year
	Percentage Increase	Percentage Increase
	(Decrease)	(Decrease)(a)
Worldwide
Proprietary
Proprietary consumer	13%	12%
Proprietary commercial	12	11
Total Proprietary	12	12
GNS	1	―
Worldwide Total	10	10
Airline-related volume (8% of Total)	8	7

U.S.
Proprietary
Proprietary consumer	11
Proprietary commercial	10
Total Proprietary	10
GNS	8
U.S. Total	10
T&E-related volume (26% of U.S. Total)	8
Non-T&E-related volume (74% of U.S. Total)	10
Airline-related volume (7% of U.S. Total)	8

Outside the U.S.
Proprietary
Proprietary consumer	20	17
Proprietary commercial	18	16
Total Proprietary	19	17
GNS	―	(1)
Non-U.S. Total	10	9
Japan, Asia Pacific & Australia	10	8
Latin America & Canada	6	11
Europe, the Middle East & Africa	13%	8%
(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 8: Selected Credit-Related Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Nine Months Ended		2018
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Worldwide Card Member loans:
Total loans (billions)	$77.6	$67.9	14%	$77.6	$67.9	14%
Loss reserves:
Beginning balance	$1,840	$1,320	39	$1,706	$1,223	39
Provisions - principal, interest and fees	560	531	5	1,587	1,272	25
Net write-offs — principal less recoveries	(393)	(299)	31	(1,140)	(856)	33
Net write-offs — interest and fees less recoveries	(77)	(57)	35	(225)	(163)	38
Other (a)	7	7	―	9	26	(65)
Ending balance	$1,937	$1,502	29	$1,937	$1,502	29
Ending reserves — principal	$1,834	$1,427	29	$1,834	$1,427	29
Ending reserves — interest and fees	$103	$75	37	$103	$75	37
% of loans	2.5%	2.2%		2.5%	2.2%
% of past due	185%	174%		185%	174%
Average loans (billions)	$76.4	$67.1	14	$74.5	$65.4	14
Net write-off rate — principal only (b)	2.1%	1.8%		2.0%	1.7%
Net write-off rate — principal, interest and fees (b)	2.5	2.1		2.4	2.1
30+ days past due as a % of total (b)	1.3%	1.3%		1.3%	1.3%

Worldwide Card Member receivables:
Total receivables (billions)	$55.5	$51.5	8	$55.5	$51.5	8
Loss reserves:
Beginning balance	$558	$475	17	$521	$467	12
Provisions - principal and fees	214	214	―	701	590	19
Net write-offs - principal and fees less recoveries	(226)	(175)	29	(661)	(548)	21
Other (a)	(2)	(2)	―	(17)	3	#
Ending balance	$544	$512	6%	$544	$512	6%
% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal only (b)	1.7	1.5		1.7	1.6
Net write-off rate — principal and fees (b)	1.9	1.7		1.9	1.8
30+ days past due as a % of total (b)	1.3	1.3		1.3	1.3
Net loss ratio as a % of charge volume — GCP (c)	0.12	0.09		0.11	0.10
90+ days past billing as a % of total — GCP (c)	0.8%	0.9%		0.8%	0.9%
# Denotes a variance of 100 percent or more
(a)	Other includes foreign currency translation adjustments.
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

Table 9: Net Interest Yield on Average Card Member Loans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages and where indicated)	2018	2017	2018	2017
Net interest income	$1,961	$1,677	$5,631	$4,712
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	390	309	1,051	852
Interest income not attributable to our Card Member loan portfolio (b)	(274)	(174)	(723)	(460)
Adjusted net interest income (c)	$2,077	$1,812	$5,959	$5,104
Average Card Member loans (billions)	$76.4	$67.1	$74.5	$65.4
Net interest income divided by average Card Member loans(c)	10.3%	10.0%	10.1%	9.6%
Net interest yield on average Card Member loans (c)	10.8%	10.7%	10.7%	10.4%
(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.
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

Business Segment Results

Global Consumer Services Group

Table 10: GCSG Selected Income Statement Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$3,680	$3,361	$319	9%	$10,849	$9,843	1,006	10%
Interest income	2,140	1,781	359	20	6,083	4,941	1,142	23
Interest expense	404	281	123	44	1,101	741	360	49
Net interest income	1,736	1,500	236	16	4,982	4,200	782	19
Total revenues net of interest expense	5,416	4,861	555	11	15,831	14,043	1,788	13
Provisions for losses	609	568	41	7	1,704	1,355	349	26
Total revenues net of interest expense after provisions for losses	4,807	4,293	514	12	14,127	12,688	1,439	11
Expenses
Marketing, business development, rewards and Card Member services	2,711	2,351	360	15	7,852	6,754	1,098	16
Salaries and employee benefits and other operating expenses	1,118	1,026	92	9	3,288	3,146	142	5
Total expenses	3,829	3,377	452	13	11,140	9,900	1,240	13
Pretax segment income	978	916	62	7	2,987	2,788	199	7
Income tax provision	199	236	(37)	(16)	612	820	(208)	(25)
Segment income	$779	$680	$99	15%	$2,375	$1,968	407	21%
Effective tax rate	20.3%	25.8%			20.5%	29.4%

GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.

Non-interest revenues increased for both the three and nine month periods, primarily driven by discount revenue, which increased $228 million, or 10 percent, and $698 million, or 11 percent, for the three and nine month periods, respectively, reflecting increases in proprietary consumer billed business of 11 percent and 13 percent, respectively, partially offset by declines in the average discount rate. U.S. proprietary consumer billed business increased 10 percent and 11 percent for the three and nine month periods, respectively. Non-U.S. proprietary consumer billed business increased 14 percent and 20 percent for the three and nine month periods, respectively. The increases in billed business reflected higher cards-in-force and higher average spend per card.
Net card fees increased in both periods, driven primarily by growth in the Platinum and Delta portfolios, as well as growth across certain key international countries. Other fees and commissions increased for both the three and nine month periods, primarily driven by increases in travel commissions, delinquency fees and foreign exchange conversion revenue.
Net interest income increased for both the three and nine month periods, primarily driven by growth in average Card Member loans, and additionally in the nine month period, by higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields in the nine month period was primarily driven by a greater percentage of loans at higher rate buckets and specific pricing actions.
Provisions for losses increased for both the three and nine month periods, primarily driven by continued strong growth in both card and non-card lending and higher write-offs, in part due to the seasoning of recent loan vintages. Over the past several quarters, delinquency rates have stabilized, resulting in a smaller increase in provision in the three month period.

Marketing, business development, rewards and Card Member services expenses increased for both the three and nine month periods across all expense categories.  Card Member rewards expense increased $154 million and $545 million for the three and nine month periods, respectively, driven by increased spending volumes. The increase in marketing and business development expenses was primarily due to higher spending on growth initiatives and higher cobrand partner payments as a result of recent cobrand agreements. The increase in Card Member services expenses was primarily driven in both periods by higher usage of travel-related benefits and, in the nine month period, by the enhanced Platinum card benefits.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by increases in payroll costs, partially offset, in the nine month period, by gains on certain equity investments.

The effective tax rate was lower for both the three and nine month periods, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act. The tax rates in the prior year also reflect the recognition of certain foreign tax credits and the resolution of certain prior years’ tax items.

Table 11: GCSG Selected Statistical Information

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Nine Months Ended		2018
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Proprietary billed business: (billions)
U.S.	$92.4	$83.7	10%	$272.0	$245.9	11%
Outside the U.S.	34.9	30.5	14	102.8	86.0	20
Total	$127.3	$114.2	11	$374.8	$331.9	13
Proprietary cards-in-force:
U.S.	37.4	34.4	9	37.4	34.4	9
Outside the U.S.	16.7	15.7	6	16.7	15.7	6
Total	54.1	50.1	8	54.1	50.1	8
Proprietary basic cards-in-force:
U.S.	26.7	24.6	9	26.7	24.6	9
Outside the U.S.	11.5	10.8	6	11.5	10.8	6
Total	38.3	35.4	8	38.3	35.4	8
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,491	$3,433	2	$10,460	$10,271	2
Outside the U.S.	$3,038	$2,840	7	$9,101	$8,111	12
Average	$3,354	$3,251	3	$10,048	$9,608	5
Total segment assets (billions)(a)	$130.9	$117.8	11	$130.9	$117.8	11
Card Member loans:
Total loans (billions)
U.S.	$56.2	$49.3	14	$56.2	$49.3	14
Outside the U.S.	9.2	7.8	18	9.2	7.8	18
Total	$65.4	$57.1	15	$65.4	$57.1	15
Average loans (billions)
U.S.	$55.5	$49.0	13	$54.1	$48.1	12
Outside the U.S.	8.9	7.5	19	8.8	7.2	22
Total	$64.4	$56.5	14%	$62.9	$55.3	14%
Lending Credit Metrics:
U.S.
Net write-off rate - principal only(b)	2.1%	1.8%		2.1%	1.7%
Net write-off rate - principal, interest and fees(b)	2.5%	2.1%		2.5%	2.0%
30+ days past due loans as a % of total	1.4%	1.3%		1.4%	1.3%
Outside the U.S.
Net write-off rate - principal only(b)	2.2%	2.2%		2.1%	2.1%
Net write-off rate - principal, interest and fees(b)	2.7%	2.7%		2.6%	2.6%
30+ days past due loans as a % of total	1.5%	1.6%		1.5%	1.6%
Total
Net write-off rate – principal only (b)	2.1%	1.8%		2.1%	1.8%
Net write-off rate – principal, interest and fees (b)	2.5%	2.2%		2.5%	2.1%
30+ days past due loans as a % of total	1.4%	1.3%		1.4%	1.3%

	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Nine Months Ended		2018
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Card Member receivables: (billions)
U.S.	$11.9	$11.2	6%	$11.9	$11.2	6%
Outside the U.S.	7.0	6.5	8	7.0	6.5	8
Total receivables	$18.9	$17.7	7%	$18.9	$17.7	7%
Charge Credit Metrics:
U.S.
Net write-off rate – principal only(b)	1.3%	1.2%		1.4%	1.3%
Net write-off rate – principal and fees(b)	1.5%	1.3%		1.5%	1.5%
30+ days past due as a % of total	1.2%	1.2%		1.2%	1.2%
Outside the U.S.
Net write-off rate – principal only(b)	2.3%	2.2%		2.2%	2.1%
Net write-off rate – principal and fees(b)	2.5%	2.4%		2.3%	2.2%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
Total
Net write-off rate – principal only (b)	1.7%	1.5%		1.7%	1.6%
Net write-off rate – principal and fees (b)	1.9%	1.7%		1.8%	1.7%
30+ days past due as a % of total	1.2%	1.3%		1.2%	1.3%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
(b)	Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except percentages and where indicated)	2018	2017	2018	2017
U.S.
Net interest income	$1,511	$1,293	$4,324	$3,624
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	55	44	145	119
Interest income not attributable to our Card Member loan portfolio (b)	(46)	(29)	(127)	(70)
Adjusted net interest income (c)	$1,520	$1,308	$4,342	$3,673
Average Card Member loans (billions)	$55.5	$49.0	$54.1	$48.1
Net interest income divided by average Card Member loans(c)	10.9%	10.6%	10.7%	10.0%
Net interest yield on average Card Member loans(c)	10.9%	10.6%	10.7%	10.2%
Outside the U.S.
Net interest income	$225	$206	$658	$575
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	18	16	52	37
Interest income not attributable to our Card Member loan portfolio (b)	(3)	(3)	(8)	(6)
Adjusted net interest income (c)	$240	$219	$702	$606
Average Card Member loans (billions)	$8.9	$7.5	$8.8	$7.2
Net interest income divided by average Card Member loans(c)	10.1%	11.0%	10.0%	10.6%
Net interest yield on average Card Member loans(c)	10.6%	11.6%	10.7%	11.2%
Total
Net interest income	$1,736	$1,499	$4,982	$4,200
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	73	60	197	156
Interest income not attributable to our Card Member loan portfolio (b)	(49)	(32)	(135)	(78)
Adjusted net interest income (c)	$1,760	$1,527	$5,044	$4,278
Average Card Member loans (billions)	$64.4	$56.5	$62.9	$55.3
Net interest income divided by average Card Member loans(c)	10.8%	10.6%	10.6%	10.1%
Net interest yield on average Card Member loans(c)	10.8%	10.7%	10.7%	10.3%
(a)	Refer to Table 9 footnote (a).
(b)	Refer to Table 9 footnote (b).
(c)	Refer to Table 9 footnote (c).

Global Commercial Services

Table 13: GCS Selected Income Statement Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$2,980	$2,734	$246	9%	$8,795	$8,076	$719	9%
Interest income	416	351	65	19	1,186	1,004	182	18
Interest expense	218	159	59	37	593	427	166	39
Net interest income	198	192	6	3	593	577	16	3
Total revenues net of interest expense	3,178	2,926	252	9	9,388	8,653	735	8
Provisions for losses	201	195	6	3	676	556	120	22
Total revenues net of interest expense after provisions for losses	2,977	2,731	246	9	8,712	8,097	615	8
Expenses(a)
Marketing, business development, rewards and Card Member services	1,469	1,312	157	12	4,325	3,949	376	10
Salaries and employee benefits and other operating expenses	734	685	49	7	2,190	2,068	122	6
Total expenses	2,203	1,997	206	10	6,515	6,017	498	8
Pretax segment income	774	734	40	5	2,197	2,080	117	6
Income tax provision	168	229	(61)	(27)	481	693	(212)	(31)
Segment income	$606	$505	$101	20%	$1,716	$1,387	$329	24%
Effective tax rate	21.7%	31.2%			21.9%	33.3%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher discount revenue due to increases in billed business, partially offset by declines in the average discount rate. The increase in non-interest revenues in both periods was also driven by higher net card fees and higher other fees and commissions, primarily due to growth in the U.S. small business Platinum portfolio and increases in delinquency fees, respectively.
Net interest income increased for both the three and nine month periods, primarily driven by an increase in average Card Member loans, and additionally in the nine month period, by higher yields, partially offset in both periods by higher interest expense, reflecting an increase in the cost of funds.
Provisions for losses increased for both the three and nine month periods, primarily driven by growth in the commercial financing portfolio and additionally in the nine month period, by growth in both Card Member loans and receivables and higher net write-offs across both corporate and small business portfolios.
Marketing, business development, rewards and Card Member services expenses increased for both the three and nine month periods, primarily driven by increases in Card Member rewards expenses and marketing and business development expenses, both of which were due to higher spending volumes, as well as an increase in spending on growth initiatives.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by higher technology and other servicing-related costs.
The effective tax rate was lower for both the three and nine months, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

Table 14: GCS Selected Statistical Information
	As of or for the		Change	As of or for the		Change
	Three Months Ended		2018	Nine Months Ended		2018
	September 30,		vs.	September 30,		vs.
(Millions, except percentages and where indicated)	2018	2017	2017	2018	2017	2017
Proprietary billed business (billions)	$121.6	$109.7	11%	$359.3	$321.5	12%
Proprietary cards-in-force	14.4	13.9	4	14.4	13.9	4
Average Card Member spending (dollars)	$8,469	$7,907	7	$25,297	$23,364	8
Total segment assets (billions)(a)	$54.0	$49.3	10	$54.0	$49.3	10
Card Member loans (billions)	$12.2	$10.7	14	$12.2	$10.7	14
Card Member receivables (billions)	$36.6	$33.8	8	$36.6	$33.8	8
GSBS Card Member loans: (b)
Total loans (billions)	$12.2	$10.7	14	$12.2	$10.7	14
Average loans (billions)	$11.9	$10.5	13	$11.5	$10.1	14
Net write-off rate - principal only (c)	1.7%	1.6%		1.7%	1.6%
Net write-off rate - principal, interest and fees (c)	2.0%	1.9%		2.0%	1.9%
30+ days past due as a % of total	1.1%	1.1%		1.1%	1.1%
Calculation of Net Interest Yield on Average Card Member loans:
Net interest income	$198	$192		$593	$577
Exclude:
Interest expense not attributable to our Card Member loan portfolio (d)	161	122		439	333
Interest income not attributable to our Card Member loan portfolio (e)	(42)	(29)		(117)	(84)
Adjusted net interest income(f)	$317	$285		$915	$826
Average Card Member loans (billions)	$12.0	$10.5		$11.6	$10.1
Net interest income divided by average Card Member loans(f)	6.6%	7.3%		6.8%	7.6%
Net interest yield on average Card Member loans (f)	10.5%	10.7%		10.6%	10.9%
GCP Card Member receivables:
Total receivables (billions)	$19.7	$17.9	10	$19.7	$17.9	10
90+ days past billing as a % of total (g)	0.8%	0.9%		0.8%	0.9%
Net loss ratio (as a % of charge volume) (h)	0.12%	0.09%		0.11%	0.10%
GSBS Card Member receivables:
Total receivables (billions)	$16.9	$15.9	6%	$16.9	$15.9	6%
Net write-off rate - principal only (c)	1.8%	1.5%		1.8%	1.6%
Net write-off rate - principal and fees (c)	2.0%	1.7%		2.1%	1.8%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
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
(h)
Represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

Global Merchant and Network Services

Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Millions, except percentages and where indicated)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Non-interest revenues	$1,494	$1,491	$3	― %	$4,539	$4,471	$68	2%
Interest income	6	8	(2)	(25)	22	32	(10)	(31)
Interest expense	(78)	(48)	(30)	63	(205)	(133)	(72)	54
Net interest income	84	56	28	50	227	165	62	38
Total revenues net of interest expense	1,578	1,547	31	2	4,766	4,636	130	3
Provisions for losses	5	9	(4)	(44)	16	12	4	33
Total revenues net of interest expense after provisions for losses	1,573	1,538	35	2	4,750	4,624	126	3
Expenses
Marketing, business development, rewards and Card Member services	296	292	4	1	875	895	(20)	(2)
Salaries and employee benefits and other operating expenses	511	685	(174)	(25)	1,657	1,750	(93)	(5)
Total expenses	807	977	(170)	(17)	2,532	2,645	(113)	(4)
Pretax segment income	766	561	205	37	2,218	1,979	239	12
Income tax provision	186	141	45	32	579	650	(71)	(11)
Segment income	$580	$420	$160	38	$1,639	$1,329	$310	23
Effective tax rate	24.3%	25.1%			26.1%	32.8%

Total segment assets (billions)(a)	$31.9	$27.9		14%	$31.9	$27.9		14%
(a)	Includes changes in certain corporate allocations that are not directly attributable to our new segment structure.
GMNS operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS enters into partnership agreements with third-party card issuers and acquirers, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries around the world and our reloadable prepaid and gift card businesses.
Non-interest revenues were flat and increased for the three and nine month periods, respectively, primarily driven by billed business growth, partially offset by a decline in the average discount rate and a modification of one of our GNS arrangements.
Net interest income increased for both the three and nine month periods, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, rewards and Card Member services expenses increased for the three month period and decreased for the nine month period. The increase in the three month period was primarily driven by payments related to our new prepaid partner arrangement, which was more than offset in the nine month period by lower levels of network partnership payments in certain countries.
Salaries and employee benefits and other operating expenses decreased for both the three and nine month periods, primarily driven by prior-year charges related to our U.S. loyalty coalition and prepaid businesses, partially offset in the nine month period, by a prior year benefit from a change in the liability related to non-delivery of goods and services by merchants.
The effective tax rate decreased for both the three and nine month periods, primarily reflecting the reduction in the U.S. federal statutory tax rate as a result of the Tax Act. The tax rates in the prior year also reflect the recognition of certain foreign tax credits and the resolution of certain prior years’ tax items.

Corporate & Other

Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net expense was $311 million for the three months ended September 30, 2018, compared to $246 million in the same period a year ago and $819 million for the nine month period compared to $730 million in the same period a year ago. The increase in net expense for both periods was driven in part by increases in incentive compensation and a foreign exchange loss related to the devaluation of the Argentine peso, which was deemed a highly inflationary currency as of July 1, 2018, partially offset by gains on certain equity investments.

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

Basel III

The following table presents our regulatory risk-based capital ratios and leverage ratios as of September 30, 2018. Effective April 1, 2018, our bank subsidiaries, American Express Centurion Bank and American Express Bank, FSB, were merged to become American Express National Bank (AENB). Refer to Note 16 to the “Consolidated Financial Statements” for additional information.

Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III	Ratios as of
	Standards	September 30,
	2018(a)	2018
Risk-Based Capital
Common Equity Tier 1	6.4%
American Express Company(b)		10.8%
American Express National Bank		12.5
Tier 1	7.9
American Express Company		11.8
American Express National Bank		12.5
Total	9.9
American Express Company		13.4
American Express National Bank		14.6
Tier 1 Leverage	4.0
American Express Company		10.1
American Express National Bank		10.0
Supplementary Leverage Ratio(c)	3.0%
American Express Company		8.6
American Express National Bank		8.3%
(a)	Basel III minimum capital requirement and additional transitional capital conservation buffer as defined by the Federal Reserve for calendar year 2018 for advanced approaches institutions.
(b)	Reflects a change during the period related to the reclassification of certain intangibles to prepaid assets.
(c)	We became subject to the minimum supplementary leverage ratio (SLR) requirement of 3 percent effective January 1, 2018.

Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets
American Express Company	September 30,
($ in Billions)	2018
Risk-Based Capital
Common Equity Tier 1	$16.6
Tier 1 Capital	18.2
Tier 2 Capital(a)	2.5
Total Capital	20.7

Risk-Weighted Assets	154.7
Average Total Assets to calculate the Tier 1 Leverage Ratio	179.8
Total Leverage Exposure to calculate supplementary leverage ratio	$210.7
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
During the three and nine months ended September 30, 2018, we returned $1.1 billion and $1.7 billion, respectively, to our shareholders in the form of common stock dividends ($0.3 billion and $0.9 billion, respectively) and share repurchases ($0.8 billion in the three-month period; we suspended our share buyback program for the first half of 2018 in order to rebuild our capital levels and ratios). We repurchased 7 million common shares at an average price of $105.06 in the third quarter of 2018. These dividend and share repurchase amounts collectively represent approximately 66 percent and 35 percent of total capital generated during the three and nine-month periods, respectively.

In addition, during the three months ended September 30, 2018, we had $750 million of non-cumulative perpetual preferred shares (the Series B Preferred Shares) and $850 million of non-cumulative perpetual preferred shares (the Series C Preferred Shares) outstanding. Dividends declared and paid on Series C Preferred Shares during the third quarter of 2018 were $20 million.
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

Summary of Consolidated Debt

We had the following consolidated debt and customer deposits outstanding as of September 30, 2018 and December 31, 2017:

Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	September 30, 2018	December 31, 2017
Short-term borrowings	$2.3	$3.3
Long-term debt	55.3	55.8
Total debt	57.6	59.1
Customer deposits	69.3	64.5
Total debt and customer deposits	$126.9	$123.6

We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.

During the three months ended September 30, 2018, we issued (i) $3.0 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $1.2 billion of three year Class A Certificates at a fixed rate of 3.06 percent, $525 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 36 basis points, $800 million of three year Class A Certificates at a fixed rate of 3.18 percent, and $500 million of five year Class A Certificates at a floating rate of 1-month LIBOR plus 38 basis points, and (ii) $2.4 billion of senior unsecured notes from American Express Company consisting of $1.9 billion of five year notes at a fixed rate of 3.70 percent and $500 million of five year notes at a floating rate of 3-month LIBOR plus 75 basis points.

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

Table 19: Unsecured Debt Ratings
Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Positive
Fitch	All rated entities	F1	A	Stable
Moody’s	TRS and rated operating subsidiaries (a)	Prime-1	A2	Stable
Moody's	American Express Company	Prime-2	A3	Stable
S&P	TRS (a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
(a)	American Express Travel Related Services Company, Inc.

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

Our liquidity management strategy includes a number of elements, including, but not limited to:

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

Securitized Borrowing Capacity
As of September 30, 2018, we maintained a committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained a committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2018, $35 million was drawn on the Charge Trust facility, and no amounts were drawn on the Lending Trust facility.

Federal Reserve Discount Window
As an insured depository institution, AENB may borrow from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that it may pledge. The Federal Reserve has indicated that both credit and charge card receivables are a form of qualifying collateral for secured borrowings made through the discount window. Whether specific assets will be considered qualifying collateral and the amount that may be borrowed against the collateral, remain at the discretion of the Federal Reserve.

We had approximately $76.6 billion as of September 30, 2018 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of September 30, 2018 of $3.5 billion, which expires on October 16, 2020. As of September 30, 2018, no amounts were drawn on this facility.

Unused Credit Outstanding

As of September 30, 2018, we had approximately $300 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30:

Table 20: Cash Flows

(Billions)	2018	2017
Total cash provided by (used in):
Operating activities	$10.2	$8.6
Investing activities	(14.2)	(8.7)
Financing activities	1.9	2.6
Effect of foreign currency exchange rates on cash and cash equivalents	0.1	0.3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2.0)	$2.8

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

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member receivables and loans, as well as changes in our available-for-sale investment securities portfolio.

The increase in net cash used in investing activities was driven by higher growth in Card Member receivables and loans due in part to the acquired Hilton portfolio and a larger net increase in the investment securities portfolio.

Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in long-term debt, short-term borrowings and customer deposits, as well as dividend payments and share repurchases.

The decrease in net cash provided by financing activities was primarily driven by a lower increase in customer deposits, partially offset by a smaller decrease in debt and a lower level of share repurchases.

OTHER MATTERS

Certain Legislative, Regulatory and Other Developments
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, and a stringent and unpredictable enforcement environment.
Reviews to assess compliance with laws and regulations have been and will continue to be a focus of governmental authorities, as well as for the Company itself. Such reviews have resulted in, and are likely to continue to result in, changes to our practices, products and procedures, substantial restitution to our customers, civil money penalties and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations.
For example, we have been cooperating with certain governmental authorities that have requested information from, or served subpoenas on, us, seeking information relating to a small, specialized part of our business, known as foreign exchange international payments (FXIP), which offers cross-border payments services primarily to small and middle market business customers in five countries, including the United States. In particular, we received investigative subpoenas from both the civil and criminal divisions of the U.S. Department of Justice as well as inquiries from the Federal Reserve, the Office of the Comptroller of the Currency, the Bureau of Consumer Financial Protection, the Federal Deposit Insurance Corporation and others. FXIP accounts for less than one half of one percent of our total revenue net of interest expense and is unrelated to our card businesses. Relatedly, we are conducting a review with an outside law firm of FXIP’s pricing practices. We do not believe this matter will have a material adverse impact on our operations or results.
Please see the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K) for further information.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The European Union, Australia and other jurisdictions have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four party” networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Although, unlike the Visa and Mastercard networks, we do not have interchange fees, regulation relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, such regulation extends to certain aspects of our business. For more information on the European Union and Australian payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2017 Form 10-K.
Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure and data storage, which could increase our costs and diminish the value of our closed loop. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network.

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
Surcharging, particularly where it disproportionately impacts American Express Card Members, which is known as differential surcharging, as well as other steering practices that are permitted by regulation in some countries, could have a material adverse effect on us if it becomes widespread. As revisions to the Payment Services Directive in the European Union are transposed into national law by each Member State, there may be increased instances of differential surcharging of our cards, customer and merchant confusion as to which transactions may be surcharged and Card Member dissatisfaction. In addition, the laws of a number of states in the United States that prohibit surcharging are being challenged in litigation brought by merchant groups and some such laws have been struck down.
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2017 Form 10-K.
Consumer Financial Products Regulation

In the United States, our marketing, sale and servicing of consumer financial products and our compliance with certain federal consumer financial laws are supervised and examined by the Bureau of Consumer Financial Protection, which has broad rulemaking and enforcement authority over providers of credit, savings and payment services and products and authority to prevent “unfair, deceptive or abusive” acts or practices. In addition, a number of U.S. states have significant consumer credit protection, disclosure and other laws (in certain cases more stringent than U.S. federal laws). U.S. federal law also regulates abusive debt collection practices, which along with bankruptcy and debtor relief laws, can affect our ability to collect amounts owed to us or subject us to regulatory scrutiny.
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
Billed business — Represents transaction volumes (including cash advances) on cards and other payment products issued by American Express (proprietary billed business) and cards issued under network partnership agreements with banks and other institutions, including joint ventures (GNS billed business).  In-store spending activity within GNS retail cobrand portfolios, from which we earn no revenue, is not included in billed business.  Billed business is reported as in the United States or outside the United States based on the location of the issuer.
Capital ratios — Represents the minimum standards established by the regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to the “Capital Strategy” section under “Consolidated Capital Resources and Liquidity” for further related definitions under Basel III.
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

Interest expense — Includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs, and is recognized as incurred. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term financing and short-term borrowings (e.g., commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings), as well as the realized impact of derivatives hedging interest rate risk on our long-term debt.
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

Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow in the future, which will depend in part on the following: revenues growing consistently with current expectations, which could be impacted by, among other things, the factors identified in the subsequent bullet; issues impacting brand perceptions and our reputation; credit performance remaining consistent with current expectations; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, an increase in Card Member reimbursements, restructurings, impairments and changes in reserves; our ability to control operating expense growth; the amount we spend on customer engagement and our ability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); a greater impact from certain cobrand agreements than expected, which could be affected by volumes and customer engagement; the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members; our tax rate remaining in line with current expectations, which could be impacted by, among other things, our geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items; and the impact of accounting changes;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending and revolve balances, continued growth of Card Member loans, a greater decline of the average discount rate than expected, the strengthening of the U.S. dollar beyond expectations, the willingness of Card Members to pay higher card fees, lower spending on new cards acquired than estimated, and our ability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

•
changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept American Express cards, competition for cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;

•
a decline of the average discount rate by a greater amount than anticipated, including as a result of changes in the mix of spending by location and industry, merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates in the European Union and elsewhere) and other factors;

•
our delinquency and write-off rates and growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquencies generally, as well as in areas impacted by recent hurricanes and other natural disasters, the mix of balances, including a greater-than-expected shift in mix towards non-cobrand lending products, newer vintages and balance transfers, loans and receivables related to new Card Members and other borrowers performing as expected, credit performance of new and enhanced lending products, unemployment rates, the volume of bankruptcies, collections capabilities and recoveries of previously written-off loans and receivables;

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

•
our net interest yield on average Card Member loans not remaining consistent with current expectations, which will be influenced by, among other things, the difference between the prime rate and our cost of funds, changes in consumer behavior that affect loan balances, such as paydown rates, our Card Member acquisition strategy, product mix, credit actions, including line size and other adjustments to credit availability, changes in the level of loans at promotional rates and other pricing changes, which could be impacted by, among other things, changes in benchmark interest rates, competitive pressure and regulatory constraints;

•
rewards expense and cost of Card Member services growing inconsistently from expectations, which will depend in part on Card Member behavior as it relates to their spending patterns, including the level of spend in bonus categories, and the redemption of rewards and offers, as well as the degree of interest of Card Members in the value proposition we offer; increasing competition, which could result in greater rewards offerings; our ability to enhance card products and services to make them attractive to Card Members; the pace and cost of the expansion of our global lounge collection; and the amount we spend on the promotion of enhanced services and rewards categories and the success of such promotion;

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

•
our ability to control operating expense growth, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or fraud costs; continuing to implement and achieve benefits from reengineering plans, which could be impacted by factors such as an inability to mitigate the operational and other risks posed by potential staff reductions; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater -than -expected inflation; and the level of M&A activity and related expenses;

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

•
changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and the continued non-objection by our primary regulators to our capital plans; the amount of capital required to support asset growth; the amount we spend on acquisitions of companies; and our results of operations and financial condition; and the economic environment and market conditions in any given period;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2018
Repurchase program(a)	865,800	$101.74	865,800	84,136,619
Employee transactions(b)	―	―	―	N/A

August 1-31, 2018
Repurchase program(a)	2,927,174	$103.24	2,927,174	81,209,445
Employee transactions(b)	6,739	$101.88	―	N/A

September 1-30, 2018
Repurchase program(a)	3,630,053	$107.33	3,630,053	77,579,392
Employee transactions(b)	―	―	―	N/A

Total
Repurchase program(a)	7,423,027	$105.06	7,423,027	77,579,392
Employee transactions(b)	6,739	$101.88	―	N/A
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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the quarter ended September 30, 2018, approximately 28 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 23, 2018	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: October 23, 2018	By	/s/ Richard Petrino
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