Form 10-K
period 2018-12-31
AMERICAN EXPRESS CO
filed 2019-02-13
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-7657
American Express Company
(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Vesey Street New York, New York	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 640-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.20 per Share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2018, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $84.3 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 4, 2019, there were 843,368,671 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 7, 2019.

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
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. Refer to the “MD&A ― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

Overview
American Express is a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit card products and travel-related services offered to consumers and businesses around the world.
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
We principally engage in businesses comprising three reportable operating segments: Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant & Network Services (GMNS). Corporate functions and certain other businesses are included in Corporate & Other.
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
Our various products and services are sold globally to diverse customer groups through various channels, including mobile and online applications, third-party vendors and business partners, direct mail, telephone, in-house sales teams and direct response advertising.*  Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).
Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses, mid-sized companies and large corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted by merchants on the American Express network. American Express® cards permit Card Members to charge purchases of goods and services at the millions of merchants around the world that accept cards bearing our logo.
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

* The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties.

The American Express Brand
Our brand and its attributes—trust, security and service—are key assets. We invest heavily in managing, marketing, promoting and protecting our brand, including through the delivery of our products and services in a manner consistent with our brand promise. Our brand has consistently been rated one of the most valuable brands in the world. In 2018, we launched a new worldwide brand platform with one common message across consumer and business segments. Additionally, we place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.
Our Integrated Network and Spend-Centric Model
Wherever we manage both the card-issuing activities of the business and the acquiring relationship with merchants, there is a “closed loop” in that we have direct access to information at both ends of the card transaction, which distinguishes our integrated network from the bankcard networks. We maintain direct relationships with both our Card Members (as a card issuer) and merchants (as an acquirer), and we handle all key aspects of those relationships. Through contractual relationships, we also obtain data from third-party card issuers, merchant acquirers and processors with whom we do business. Our integrated network allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and special offers and services to Card Members, all while respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements.
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
We believe our integrated network and spend-centric model give us the ability to provide differentiated value to Card Members, merchants and business partners.

BUSINESS OPERATIONS
Global Consumer Services Group
We offer a wide range of charge cards and revolving credit cards to consumers around the world. GCSG also offers services that complement our core business, including Card Member features and benefits, deposit products, travel services and non-card financing products such as installment lending.
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
•
Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements and provide benefits and services to our Card Members

Our charge cards are designed primarily as a method of payment with Card Members generally paying the full amount billed each month. Charges are approved based on a variety of factors, including a Card Member’s current spending patterns, payment history, credit record and financial resources. Some charge card accounts have features that allow Card Members to revolve certain charges. Revolving credit card products provide Card Members with the flexibility to pay their bill in full each month or carry a monthly balance on their cards to finance the purchase of goods or services. Some revolving credit cards also allow eligible Card Members to set up monthly payments for certain purchases or purchase amounts over a fixed period of time. Certain of our cards are issued under cobrand arrangements with business partners, such as Delta Air Lines, our largest cobrand partner, as well as many others globally. We also partner with Delta to offer benefits to Card Member participants in our Membership Rewards program and provide travel-related benefits and services, including airport lounge access for certain American Express Card Members.

Global Commercial Services
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
Core elements of our strategy to become the leading payments and working capital provider to small and mid-sized business customers and a leader in business-to-business payments for large and global enterprises include:
•
Expanding our leadership in our core card business by evolving our card value propositions, launching cobrand products and further differentiating our corporate card and accounts payable expense management solutions

•	Designing innovative products and features, including financing and supplier payment solutions for our business customers

Global Merchant & Network Services
We operate a global payments network that processes and settles card transactions, acquires merchants and provides fraud-prevention tools, marketing solutions, data analytics and other programs and services to merchants that leverage the capabilities of our integrated network. GMNS builds and manages relationships with millions of merchants around the world that choose to accept American Express cards and signs new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for these merchants. We also build and maintain relationships with merchant acquirers, aggregators and processors to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, third-party processors contract directly with small merchants for card acceptance and determine merchant pricing.
We continue to grow merchant acceptance of American Express cards around the world. We made progress towards our goal of having American Express cards accepted at virtually all merchant locations that accept both Visa and Mastercard in the United States, adding more than a million new merchant locations in the United States in 2018. We are also focused on increasing merchant coverage strategically in countries outside the United States, with double-digit growth in merchant locations internationally in 2018. We estimate that our international merchant network as a whole could accommodate more than 80 percent of general-purpose card spending, based on comparing spending on all networks' general-purpose credit and charge cards at merchants outside the United States that accept American Express cards with total general-purpose credit and charge card spending at all merchants outside the United States.
GMNS also establishes and maintains relationships with third-party banks and other institutions in approximately 130 countries and territories, licensing the American Express brand and extending the reach of our global network. Under independent operator arrangements, partners are licensed to issue local currency cards in their countries and serve as the merchant acquirer and processor for local merchants. Under network card license arrangements, partners are licensed to issue American Express-branded cards primarily in countries where we have a proprietary card-issuing and/or merchant-acquiring business.
GMNS also manages loyalty coalition programs, such as the Payback® program in Germany, India, Mexico, Italy, Poland and Austria. Our loyalty coalition programs enable consumers to earn rewards points and use them to save on purchases from a variety of participating merchants through multi-category rewards platforms. Merchants in these programs generally fund the consumer offers and are responsible to us for the cost of rewards points; we earn revenue from operating the loyalty platform and by providing marketing support.

COMPETITION
We compete in the global payments industry with charge, credit and debit card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House, or ACH), as well as evolving and growing alternative payment and financing providers. As the payments industry continues to evolve, we face increasing competition from non-traditional players that leverage new technologies, business models and customer relationships to create payment or financing solutions.
As a card issuer, we compete with financial institutions that issue general-purpose charge and revolving credit cards and debit cards. We also encounter competition from businesses that issue their own private label cards, operate their own mobile wallets or extend credit to their customers. We face intense competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions.
Our global card network competes in the global payments industry with other card networks, including, among others, China UnionPay, Visa, Mastercard, JCB, Discover and Diners Club International (which is owned by Discover). We are the fourth largest general-purpose card network globally based on purchase volume, behind China UnionPay, Visa and Mastercard. In addition to such networks, a range of companies globally, including merchant acquirers, processors and web- and mobile-based payment platforms (e.g., Alipay, PayPal and Venmo), as well as regional payment networks (such as the National Payments Corporation of India), carry out some activities similar to those performed by our GMNS business.
The principal competitive factors that affect the card-issuing, merchant and network businesses include:
•
The features, value and quality of the products and services, including customer care, rewards programs, partnerships, benefits and digital and mobile services, and the costs associated with providing such features and services

•	Reputation and brand recognition
•	The number, spending characteristics and credit performance of customers
•	The quantity, diversity and quality of the establishments where the cards can be used
•
The attractiveness of the value proposition to card issuers, merchant acquirers, cardholders, corporate clients and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)

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
Another aspect of competition is the dynamic and rapid growth of alternative payment mechanisms, systems and products, which include aggregators (e.g., PayPal, Square and Amazon), marketplace lenders, wireless payment technologies (including using mobile telephone networks to carry out transactions), financial technology companies, electronic wallet and push payment providers (including handset manufacturers, telecommunication providers, retailers, banks and technology companies), prepaid systems, digital currencies, gift cards, blockchain and similar distributed ledger technologies, and systems linked to payment cards or that provide payment solutions. Partnerships have been formed by various competitors to integrate more financial services into their product offerings and competitors are attempting to replicate our closed-loop functionality, such as the merchant-processing platform ChaseNet. New payments competitors continue to emerge in response to evolving technologies, consumer habits and merchant needs.
In addition to the discussion in this section, see “Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to comprehensive government regulation and supervision, which could adversely affect our results of operations and financial condition” and “Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to our reputation and brand” in “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

SUPERVISION AND REGULATION
Overview
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, and a stringent and unpredictable enforcement environment. Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations. Reviews to assess compliance with laws and regulations by governmental authorities, as well as our own internal reviews, have resulted in, and are likely to continue to result in, changes to our practices, products and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
See “Risk Factors—Legal, Regulatory and Compliance Risks” for a discussion of the potential impact legislative and regulatory changes may have on our results of operations and financial condition.
Banking Regulation
Federal and state banking laws, regulations and policies extensively regulate the Company (which, for purposes of this section, refers to American Express Company as a bank holding company), TRS and our U.S. bank subsidiary, American Express National Bank (AENB). Both the Company and TRS are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve and AENB is likewise supervised, regulated and examined by the Office of the Comptroller of the Currency (OCC). The Company and its subsidiaries are also subject to the rulemaking, enforcement and examination authority of the Consumer Financial Protection Bureau (CFPB). Banking regulators have broad examination and enforcement power, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions and require divestitures. Many aspects of our business also are subject to rigorous regulation by other U.S. federal and state regulatory agencies and by non-U.S. government agencies and regulatory bodies.
In November 2018, the Federal Reserve adopted a new rating system for large financial institutions, such as the Company, which is intended to align with the Federal Reserve’s existing supervisory program for large financial institutions and which includes component ratings for capital planning, liquidity risk management, and governance and controls. In August 2017 and January 2018, the Federal Reserve proposed related guidance for the governance and controls component.
Activities
The BHC Act generally limits bank holding companies to activities that are considered to be banking activities and certain closely related activities. As noted above, each of the Company and TRS is a bank holding company and each has elected to become a financial holding company, which is authorized to engage in a broader range of financial and related activities. In order to remain eligible for financial holding company status, we must meet certain eligibility requirements. Those requirements include that each of the Company and AENB must be “well capitalized” and “well managed,” and AENB must have received at least a “satisfactory” rating on its most recent assessment under the Community Reinvestment Act of 1977 (the CRA). The Company and TRS engage in various activities permissible only for financial holding companies, including, in particular, providing travel agency services, acting as a finder and engaging in certain insurance underwriting and agency services. If the Company fails to meet eligibility requirements for financial holding company status, it is likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest AENB. In addition, the Company and its subsidiaries are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound (which such authorities generally interpret broadly).
Acquisitions and Investments
Applicable federal and state laws place limitations on the ability of persons to invest in or acquire control of us without providing notice to or obtaining the approval of one or more of our regulators. In addition, we are subject to banking laws and regulations that limit our investments and acquisitions and, in some cases, subject them to the prior review and approval of our regulators, including the Federal Reserve and the OCC. Federal banking regulators have broad discretion in evaluating proposed acquisitions and investments that are subject to their prior review or approval.

Financial Regulatory Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and the Federal Reserve’s implementing regulations impose heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets, such as the Company, that are more stringent than those applicable to smaller bank holding companies. The Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), enacted in May 2018, preserves the fundamental elements of the post-Dodd-Frank regulatory framework, but, among other things, revises certain aspects of the U.S. financial regulatory regime for bank holding companies with less than $250 billion in total consolidated assets, such as the Company.
Under Dodd-Frank, federal banking regulators were required to apply enhanced prudential standards to bank holding companies, such as the Company, with total consolidated assets of $50 billion or more. Following the enactment of EGRRCPA, effective November 2019, federal banking regulators will no longer be required to apply most Dodd-Frank enhanced prudential standards to bank holding companies, such as the Company, with total consolidated assets of $100 billion but less than $250 billion. For example, holding company resolution planning and company-run stress testing would no longer be mandatory and supervisory stress testing (which is currently conducted annually) would be conducted on a “periodic” basis. Depository institutions, such as AENB, with total consolidated assets between $100 billion and $250 billion will also not be required to conduct annual company-run stress tests effective November 2019. Much of the Dodd-Frank enhanced prudential standards were implemented by the federal banking regulators through regulations. EGRRCPA, however, does not itself amend those regulations, which will require action by the federal banking regulators. Additionally, EGRRCPA permits the Federal Reserve, by order or rule, to apply enhanced prudential standards to bank holding companies, such as the Company, with total consolidated assets of $100 billion or more. Lastly, there are several regulations not directly affected by EGRRCPA but that federal banking regulators may modify to conform to the new higher asset thresholds, such as the Comprehensive Capital Analysis and Review (CCAR) process.
In October 2018, the Federal Reserve released two proposals, one jointly with the OCC and the Federal Deposit Insurance Corporation (FDIC) and one on its own, that would tailor the applicable capital and liquidity requirements and prudential standards for large U.S. banking organizations, such as the Company, based on their size and other risk-based indicators, consistent with EGRRCPA (the Tailoring Proposals). The Tailoring Proposals are not yet final and may be modified prior to their final adoption by the Federal Reserve, the OCC and the FDIC.
The Tailoring Proposals would assign each U.S. bank holding company with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its size and five risk-based indicators: (i) cross-jurisdictional activity, (ii) weighted short-term wholesale funding, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) status as a U.S. global systemically important banking organization. The Federal Reserve indicated which firms would fall into each of the four categories based on data for the second quarter of 2018, with the Company in “Category IV.” Firms subject to Category IV standards would generally be subject to the same capital and liquidity requirements as firms with under $100 billion in total consolidated assets, but would also be required to monitor and report certain risk-based indicators. As a result, under the Tailoring Proposals, Category IV firms such as the Company would (i) no longer be subject to the advanced approaches capital requirements, (ii) no longer be subject to the supplementary leverage ratio, (iii) no longer be subject to the countercyclical capital buffer, (iv) no longer be subject to company-run stress testing requirements, (v) become subject to supervisory stress testing on an every-other-year basis rather than an annual basis; and (vi) no longer be subject to the liquidity coverage ratio or the proposed net stable funding ratio minimum requirements.
The ultimate impact from EGRRCPA and the related regulatory changes is subject to the final implementing regulations adopted by federal banking regulators, which may differ from the proposals described herein.
Stress Testing and Capital Planning
Under the Federal Reserve’s regulations, the Company is currently subject to annual supervisory and semiannual company-run stress testing requirements that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. Under the Tailoring Proposals, Category IV firms, such as the Company, would no longer be subject to company-run stress testing requirements, but would remain subject to the quantitative review of their capital plans under CCAR, which the Federal Reserve has indicated it plans to conduct on an every-other-year, instead of annual, basis for Category IV firms. In connection with the release of the Tailoring Proposals, the Federal Reserve also indicated that it expects to revise its guidance on capital planning to align with the proposed categories of standards set forth in the Tailoring Proposals. We continue to evaluate the impact of the Tailoring Proposals and forthcoming related proposals on the Company and its capital planning process.
The results of the Company’s stress testing are incorporated into our annual capital plan, which must cover a “planning horizon” of at least nine quarters and which we are required to submit to the Federal Reserve for review under its CCAR process. As part of CCAR, the Federal Reserve evaluates whether the Company has sufficient capital to continue operations under various scenarios of economic and financial market stress (developed by both the Company and the Federal Reserve), including after taking into account planned capital distributions, such as dividend payments and common stock repurchases. Sufficient capital for these purposes is likely to require us to maintain capital ratios appreciably above applicable minimum requirements and buffers. The scenarios are designed to stress our risks and vulnerabilities and assess our pro-forma capital position and ratios under hypothetical stress environments.
We are required to submit our capital plans and stress testing results to the Federal Reserve on or before April 5 of each year in which they are required. The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR, including the reasons for any objection to capital plans, by June 30th of each year. In addition, the Federal Reserve will publish separately the results of its supervisory stress test under the supervisory severely adverse scenarios. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratio information over the planning horizon.
We may be required to revise and resubmit our capital plan as required by the Federal Reserve following certain events, such as a significant acquisition. In addition to other limitations, our ability to make any capital distributions (including dividends and share repurchases) is contingent on the Federal Reserve’s non-objection to our capital plan.
On February 5, 2019, the Federal Reserve announced that certain firms with total consolidated assets between $100 billion and $250 billion, such as the Company, would not be subject to supervisory stress testing, company-run stress testing or CCAR for the 2019 cycle. The Federal Reserve stated that permitted capital distributions for the 2019 cycle for such firms would be largely based on the results of the 2018 supervisory stress tests. We remain subject to the requirement to develop and maintain an annual capital plan.

Dividends and Other Capital Distributions
The Company and TRS, as well as AENB and the Company’s insurance and other regulated subsidiaries, are limited in their ability to pay dividends by statutes, regulations and supervisory policy.
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
In general, federal laws and regulations prohibit, without first obtaining the OCC’s approval, AENB from making dividend distributions to TRS, if such distributions are not paid out of available recent earnings or would cause AENB to fail to meet capital adequacy standards. In addition to specific limitations on the dividends AENB can pay to TRS, federal banking regulators have authority to prohibit or limit the payment of a dividend if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the institution.
Capital, Leverage and Liquidity Regulation
Capital Rules
The Company and AENB are required to comply with the applicable capital adequacy rules established by federal banking regulators. These rules are intended to ensure that bank holding companies and depository institutions (collectively, banking organizations) have adequate capital given their level of assets and off-balance sheet obligations. The federal banking regulators’ current capital rules, which, subject to phase-in provisions, generally became applicable to the Company and AENB’s predecessor institutions in 2014 (the Capital Rules), largely implement the Basel Committee on Banking Supervision’s (the Basel Committee) framework for strengthening international capital regulation, known as Basel III. The minimum capital and buffer requirements under the Capital Rules have been fully phased in as of January 1, 2019. For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1), Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets. Since 2014, we have reported our capital adequacy ratios on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the Basel III standardized approach, as adjusted for certain items, and the requirements for an advanced approaches institution. During this parallel period, federal banking regulators assess our compliance with the advanced approaches requirements. The parallel period will continue until we receive regulatory notification to exit parallel reporting, at which point we will begin publicly reporting regulatory risk-based capital ratios calculated under both the advanced approaches and the standardized approach under the Capital Rules, and will be required to use the lower of these ratios in order to determine whether we are in compliance with minimum capital and buffer requirements for the Company and AENB. Depending on how the advanced approaches are ultimately implemented for our asset types, our capital ratios calculated under the advanced approaches may be lower than under the standardized approach. The standardized approach is currently the applicable measurement used in CCAR.
In December 2017, the Basel Committee published standards that, among other things, revise the standardized approach for credit risk (including by recalibrating risk weights and introducing additional capital requirements for certain “unconditionally cancellable commitments” such as unused credit card lines of credit) and provide a new standardized calculation for operational risk capital requirements. If adopted in the United States as issued by the Basel Committee and applicable to us, the new standards could result in higher capital requirements for us.
The Company and AENB must each maintain CET1, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. The Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively, as of January 1, 2019. The required minimum capital ratios for the Company may be further increased by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent, which may be assessed when federal banking regulators determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. Subject to adjustment by the Federal Reserve, the current countercyclical capital buffer is zero percent. Assuming the maximum countercyclical capital buffer was in place, the Company’s effective minimum CET1, Tier 1 capital and Total capital ratios could be 9.5 percent, 11.0 percent and 13.0 percent, respectively.

Banking institutions whose ratio of CET1, Tier 1 Capital or Total capital to risk-weighted assets is above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
As noted above, Category IV firms, such as the Company, would no longer be subject to the countercyclical capital buffer requirements under the Tailoring Proposals.
The Federal Reserve proposed a rule in April 2018 that would, among other things, replace the static 2.5 percent capital conservation buffer with a stress capital buffer requirement for bank holding companies subject to the CCAR process. The stress capital buffer would reflect stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s CCAR stress tests and would also include four quarters of planned common stock dividends. The proposal also included a stress leverage buffer requirement, similar to the stress capital buffer, which would apply to the Tier 1 leverage ratio. The proposal would require bank holding companies to reduce their planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the bank holding companies’ own baseline scenario projections. The Federal Reserve has indicated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV firms, such as the Company, to align with the proposed two-year supervisory stress-testing cycle for Category IV bank holding companies.
Leverage Requirements
We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.
The Capital Rules also establish a supplementary leverage ratio (SLR) requirement for advanced approaches banking organizations such as the Company. The SLR is the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures. The Capital Rules require a minimum SLR of 3.0 percent.
As noted above, Category IV firms, such as the Company, would no longer be subject to the SLR requirement under the Tailoring Proposals.
Liquidity Regulation
The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios.
In addition, the Company and AENB are currently subject to a liquidity coverage ratio (LCR) requirement, which is provided for in the Basel III liquidity framework and is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets that can be converted into cash to meet its liquidity needs for a 30-day time horizon under an acute liquidity stress scenario specified by supervisors. The LCR measures the ratio of a firm’s high-quality liquid assets to its projected net outflows. The Company and AENB are required to calculate the LCR each business day, maintain a minimum ratio of 100 percent and disclose certain LCR calculation data and other information on a quarterly basis.
A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. The LCR and NSFR requirements may cause banking entities generally to increase their holdings of cash, U.S. Treasury securities and other sovereign debt as a proportion of total assets and/or increase the proportion of longer-term debt. Federal banking regulators issued a proposed rule in May 2016 that would implement the NSFR for advanced approaches banking organizations, such as the Company. A final rule has not yet been issued and timing for implementation of the NSFR requirements is uncertain. If implemented as proposed, the rule would require that “available stable funding” be no less than “required stable funding” for the Company and AENB, as each such measure is calculated under the rule.
As noted above, Category IV firms, such as the Company and AENB, would no longer be subject to the LCR requirement or the proposed NSFR requirements under the Tailoring Proposals.

Prompt Corrective Action
The Federal Deposit Insurance Act (FDIA) requires, among other things, that federal banking regulators take prompt corrective action in respect of depository institutions insured by the FDIC (such as AENB) that do not meet minimum capital requirements. The FDIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. In order to be considered “well capitalized,” AENB must maintain CET1, Tier 1 capital, Total capital and Tier 1 leverage ratios of 6.5 percent, 8.0 percent, 10.0 percent and 5.0 percent, respectively.
Under the FDIA, AENB could be prohibited from accepting brokered deposits (i.e., deposits raised through third-party brokerage networks) or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A significant amount of our outstanding U.S. retail deposits are considered brokered deposits for bank regulatory purposes. If a federal regulator determines that we are in an unsafe or unsound condition or that we are engaging in unsafe or unsound banking practices, the regulator may reclassify our capital category or otherwise place restrictions on our ability to accept or solicit brokered deposits.
Resolution Planning
The Company is required to prepare and provide to regulators a plan for its rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material distress or failure. This resolution planning requirement may, as a practical matter, present additional constraints on our structure, operations and business strategy, and on transactions and business arrangements between our bank and non-bank subsidiaries, because we must consider the impact of these matters on our ability to prepare and submit a resolution plan that demonstrates that we may be resolved under the Bankruptcy Code in a rapid and orderly manner. If the Federal Reserve and the FDIC determine that the Company’s plan is not credible and we fail to cure the deficiencies, we may be subject to more stringent capital, leverage or liquidity requirements; may be subject to more restrictions on our growth, activities or operations; or may ultimately be required to divest certain assets or operations to facilitate an orderly resolution. The Federal Reserve has indicated it expects to release a proposal to amend, with the FDIC, their joint resolution plan rule to address the applicability of resolution plan requirements for U.S. bank holding companies with between $100 billion and $250 billion in total consolidated assets, such as the Company.
Separately, AENB is required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. The resolution planning requirement applicable to AENB is not affected by EGRRCPA.
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

FDIC Powers upon Insolvency of AENB

If the FDIC is appointed the conservator or receiver of AENB, the FDIC has the power: (1) to transfer any of AENB’s assets and liabilities to a new obligor without the approval of AENB’s creditors; (2) to enforce the terms of AENB’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which AENB is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of AENB. In addition, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses of the FDIC against AENB would be afforded priority over other general unsecured claims against AENB, including claims of debt holders and depositors in non-U.S. offices, in the liquidation or other resolution of AENB. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of AENB, the debt holders and depositors in non-U.S. offices would be treated differently from, and could receive substantially less, if anything, than the depositors in the U.S. offices of AENB.

Other Banking Regulations
Source of Strength
The Company is required to act as a source of financial and managerial strength to its U.S. bank subsidiary, AENB, and may be required to commit capital and financial resources to support AENB. Such support may be required at times when, absent this requirement, the Company otherwise might determine not to provide it. Capital loans by the Company to AENB are subordinate in right of payment to deposits and to certain other indebtedness of AENB. In the event of the Company’s bankruptcy, any commitment by the Company to a federal banking regulator to maintain the capital of AENB will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Transactions Between AENB and its Affiliates
Certain transactions (including loans and credit extensions from AENB) between AENB and its affiliates (including the Company, TRS and their other subsidiaries) are subject to quantitative and qualitative limitations, collateral requirements and other restrictions imposed by statute and regulation. Transactions subject to these restrictions are generally required to be made on an arm’s-length basis.
FDIC Deposit Insurance and Insurance Assessments
AENB accepts deposits that are insured by the FDIC up to the applicable limits. Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at AENB. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, including AENB, which are subject to adjustment by the FDIC.
Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.
Other Enhanced Prudential Standards
The Federal Reserve has not yet finalized prudential requirements, mandated by Dodd-Frank, regarding early remediation requirements for large bank holding companies experiencing financial distress.
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
We are also regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. In addition, we are required by the laws of many states to comply with unclaimed and abandoned property laws, under which we must pay to states the face amount of any Travelers Cheque or prepaid card that is uncashed or unredeemed after a period of time depending on the type of product.

In countries outside the United States, we have seen an increase in regulatory focus in relation to a number of key areas impacting our card-issuing businesses, particularly consumer protection (such as in the European Union (EU), the United Kingdom and Canada) and responsible lending (such as in Australia, Mexico, New Zealand and Singapore). Regulators in a number of countries are shifting their focus from just ensuring compliance with local rules and regulations toward paying greater attention to the product design and operation with a focus on customers and outcomes. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The EU, Australia and other jurisdictions have focused on the fees merchants pay to accept cards, including the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuer in “four party” networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. For example, in December 2018, the European Commission announced that it is taking comments on separate proposals by Visa and Mastercard to cap inter-regional multilateral interchange fees.
Regulation and other governmental actions relating to merchant pricing or terms of merchant rules and contracts could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business and we have largely exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions, for example.
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been challenged in litigation brought by merchant groups and some such laws have been overturned. Surcharging is an adverse customer experience and could have a material adverse effect on us if it becomes widespread, particularly where it only or disproportionately impacts our business. In addition, other steering practices that are permitted by regulation in some countries could also have a material adverse effect on us if they become widespread.
In Canada, regulators have prompted the major international card networks to make voluntary commitments on pricing, specifically interchange fee levels; as American Express does not operate with interchange fees in Canada, our commitments extend to maintaining current pricing practices and complying with certain other practices.
In some countries governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, card network operators in India must obtain authorization from the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act, 2007 to regulate the membership and operations of card networks. In Russia, card network operators must be authorized by the central bank, and regulation requires networks to place security deposits with the central bank, process all local transactions using government-owned infrastructure and ensure that local transaction data remains within the country. The development and enforcement of these and other similar laws, regulations and policies may adversely affect our ability to compete effectively in those countries and maintain and extend our global network.
Governments in some countries also provide resources or protection to select domestic payment card networks. In November 2018, we received preparatory approval from the People’s Bank of China to begin building a network to process domestic currency transactions through a joint venture in mainland China. Once the network has been established, we can apply for a business operating license. There can be no assurance that we will receive such a license, or, if we do, that we will be able to successfully compete in China with domestic payment card networks and alternative payment providers.
Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies that provide a framework for compliance with applicable privacy, data protection and information and cyber security laws, meet evolving customer expectations and support and enable business innovation and growth.
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

In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. Effective January 2020, the California Consumer Privacy Act will require us to offer expanded privacy rights to California residents who are not covered by GLBA. Various regulators, U.S. states and territories are considering similar requirements or have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements.
We are also subject to certain privacy, data protection and information and cyber security laws in other countries in which we operate (including countries in the EU, Australia, Canada, Japan, Hong Kong, India, Mexico and Singapore), some of which are more stringent and/or expansive than those in the United States. Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could limit our ability to optimize the use of our closed-loop data. Data breach notification laws or regulatory activities to encourage breach notification are also becoming more prevalent in jurisdictions outside the United States in which we operate.
In Europe, the EU General Data Protection Regulation (GDPR) went into effect in May 2018 with significant fines for non-compliance (up to 4 percent of total annual worldwide revenue). It created additional legal and compliance obligations on companies that process personal data of individuals in the EU, irrespective of the geographical location of the company. We have made changes to our privacy practices to comply with these requirements, and continue to rely on our binding corporate rules as the primary method for lawfully transferring data from our European affiliates to our affiliates in the United States and elsewhere globally. The GDPR includes, among other things, a requirement for prompt notice of data breaches, in certain circumstances, to affected individuals and supervisory authorities.
In addition, the European Directive 2002/58/EC (the ePrivacy Directive) will continue to set out requirements for the processing of personal data and the protection of privacy in the electronic communications sector until the approval of the forthcoming ePrivacy Regulation. The ePrivacy Directive places restrictions on, among other things, the sending of unsolicited marketing communications, as well as on the collection and use of data about internet users.
In 2015, the European Central Bank and the European Banking Authority enacted secondary legislation focused on security breaches, strong customer authentication and information security-related policies. Likewise, a network and information security directive has been implemented into national laws by Member States in the European Union. The Revised Payment Services Directive (PSD2) also contains regulatory requirements on strong customer authentication, open access to customer data and payment capabilities, and measures to prevent security incidents.
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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the year ended December 31, 2018, approximately 123 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and reservations were booked at two hotels that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.
Anti-Corruption
We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the FCPA), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. In recent years, enforcement of the FCPA has become more intense. The UK Bribery Act also prohibits commercial bribery and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure of the Company, our subsidiaries, employees, contractors or agents to comply with the FCPA, the UK Bribery Act and other laws can expose us and/or individual employees to investigation, prosecution and potentially severe criminal and civil penalties.
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

EXECUTIVE OFFICERS OF THE COMPANY
Set forth below, in alphabetical order, is a list of our executive officers as of February 13, 2019, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.
DOUGLAS E. BUCKMINSTER —	Group President, Global Consumer Services Group
Mr. Buckminster (58) has been Group President, Global Consumer Services Group since February 2018. Prior thereto, he had been President, Global Consumer Services Group since October 2015 and President, Global Network and International Card Services since February 2012.
JEFFREY C. CAMPBELL —	Chief Financial Officer
Mr. Campbell (58) has been Chief Financial Officer since August 2013.
PAUL D. FABARA —	President, Global Services Group
Mr. Fabara (53) has been President, Global Services Group since February 2018. Prior thereto, he had been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2016 and President, Global Banking Group since February 2013. He also served as President, Global Network Business from September 2014 to October 2015.
MARC D. GORDON —	Chief Information Officer
Mr. Gordon (58) has been Chief Information Officer since September 2012.
ANNA MARRS —	President, Global Commercial Services
Ms. Marrs (45) has been President, Global Commercial Services since September 2018. Ms. Marrs joined American Express from Standard Chartered Bank, where she served as Regional CEO, ASEAN and South Asia since November 2016 and CEO, Commercial and Private Banking since October 2015. She joined Standard Chartered Bank as Group Head, Strategy and Corporate Development in January 2012.
MICHAEL J. O’NEILL —	Chief Corporate Affairs Officer
Mr. O’Neill (65) has been Chief Corporate Affairs Officer since September 2014. Prior thereto, he had been Senior Vice President, Corporate Affairs and Communications since March 1991.
DENISE PICKETT —	Chief Risk Officer and President, Global Risk, Banking & Compliance
Ms. Pickett (53) has been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2018. Prior thereto, she had been President, U.S. Consumer Services since October 2015. She also served as President, American Express OPEN from February 2014 to October 2015 and Executive Vice President and Chief Executive Officer, U.S. Loyalty from January 2013 to February 2014.
ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (57) has been Chief Marketing Officer since February 2018. Prior thereto, she had been Executive Vice President, Global Advertising & Media since February 2016 and Executive Vice President, Card Products & Benefits since May 2013.
LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (57) has been Chief Legal Officer since July 2014. Ms. Seeger joined American Express from McKesson Corporation, where she served as Executive Vice President, General Counsel and Chief Compliance Officer from March 2006 until June 2014.
STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (59) has been Chairman and Chief Executive Officer since February 2018. Prior thereto, he had been Vice Chairman since July 2015. Prior thereto, he had been Group President, Global Corporate Services since November 2011.
ANRÉ WILLIAMS —	Group President, Global Merchant and Network Services
Mr. Williams (53) has been Group President, Global Merchant and Network Services since February 2018. Prior thereto, he had been President of Global Merchant Services and Loyalty since October 2015 and President, Global Merchant Services since November 2011.

EMPLOYEES
We had approximately 59,000 employees as of December 31, 2018.
ADDITIONAL INFORMATION
We maintain an Investor Relations website at http://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). To access these materials, click on the “SEC Filings” link under the caption “Financial Information” on our Investor Relations homepage.
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
Our results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. We offer a broad array of products and services to consumers, small businesses and commercial clients and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, volatile or deteriorating economic conditions or shifts in broader consumer and business trends could change customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, and demand for fee-based products and services. Political conditions, prolonged or recurring government shutdowns, regional hostilities, social upheaval, fiscal and monetary policies, trade concerns and tariffs could also negatively affect consumer and business spending, including travel patterns and business investment, and demand for credit.
Factors such as consumer spending and confidence, unemployment rates, business investment, government spending, trade relationships with other countries, interest rates, taxes, energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, our profitability. Such factors may also cause our earnings, billings, loan balances, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting, and/or increasing the volatility of, the trading price of our common shares.

Travel and entertainment expenditures, which comprised approximately 25 percent of our U.S. billed business during 2018, for example, are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Likewise, spending by small businesses and corporate clients, which comprised approximately 41 percent of our worldwide billed business during 2018, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on our results of operations. The consequences of negative circumstances impacting us or the environment generally can be sudden and severe.
The exit of the United Kingdom from the European Union could adversely impact our business, results of operations and financial condition.
Our business in the United Kingdom and elsewhere may be negatively impacted by the uncertainty regarding the exit of the United Kingdom from the European Union (commonly referred to as Brexit), including from a deterioration of consumer and business activity in the United Kingdom and other countries and general uncertainty in the overall business environment in which we operate. The exit itself could negatively impact the United Kingdom and other economies, which could adversely affect spending on our cards and the ability and willingness of Card Members to pay amounts owed to us. We may also experience increased volatility in the value of the pound sterling, the euro and other European currencies, which could further strengthen the U.S. dollar, adversely impacting the results of operations from our international activities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the European Union, and we may incur additional costs or need to make operational changes that reduce revenue as we adapt to potentially divergent regulatory frameworks. Any of these effects of Brexit, among others, could adversely affect our business and financial results. As of December 31, 2018, the United Kingdom constituted approximately 4 percent of our worldwide billed business and the EMEA region as a whole constituted approximately 11 percent. We have made changes to the structure of our business operations in Europe in anticipation of Brexit, although the financial, trade and legal implications of Brexit are still uncertain and may be more severe than expected given that the final terms upon which the United Kingdom will exit the EU are still not known and the lack of comparable precedent.
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
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, establish and develop more attractive cobrand card and other partner programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. We expect expenses such as Card Member rewards and Card Member services expenses to continue to increase as we improve our value propositions for Card Members, including in response to increased competition.
Spending on our cards could continue to be impacted by increasing consumer usage of charge, credit and debit cards issued on other networks, as well as adoption of alternative payment systems. To the extent other payment mechanisms, systems and products continue to successfully expand, our discount revenues and our ability to access transaction data through our integrated network could be negatively impacted. For example, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications, impacting our profitability on transactions.
The competitive value of our closed-loop data may also be diminished as traditional and non-traditional competitors use other, new data sources and technologies to derive similar insights. Certain regulations, such as PSD2 in Europe and open banking initiatives in various jurisdictions around the world, could also diminish the value of our closed-loop data or the demand for our products and services by disintermediating existing financial services providers.

To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with relevant customers, regulators and industry participants, which could adversely affect our ability to compete. Laws and business practices that favor local competitors, require card transactions to be routed over domestic networks or prohibit or limit foreign ownership of certain businesses could limit our growth in international regions. We may face additional compliance and regulatory risks to the extent that we expand into new business areas, and we may need to dedicate more expense, time and resources to comply with regulatory requirements than our competitors, particularly those that are not regulated financial institutions.
Many of our competitors are subject to different, and in some cases, less stringent, legislative and regulatory regimes, and some may have lower cost structures and more agile business models and systems. More restrictive laws and regulations that do not apply to all of our competitors can put us at a disadvantage, including prohibiting us from engaging in certain transactions, regulating our business practices or adversely affecting our cost structure.
We face intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations.
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Delta Air Lines, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including the airline industry, to offer benefits to Card Member participants. Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 17 percent of our worldwide billed business for the year ended December 31, 2018. Card Member loans related to our cobrand portfolios accounted for approximately 36 percent of our worldwide Card Member loans as of December 31, 2018.
We have partnered with Delta Air Lines across many aspects of our business. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio, our largest cobrand portfolio, accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2018 and approximately 21 percent of worldwide Card Member loans as of December 31, 2018. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. Our relationships with, and revenues related to, Delta are significant and extend beyond cobrand accounts. Delta is a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
Cobrand arrangements are entered into for a fixed period, generally ranging from five to eight years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We work with our cobrand partners on an ongoing basis to demonstrate the value we deliver and evolve our relationships for the benefit of both parties. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. We may also choose to not renew certain cobrand relationships. The volume of billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to its program, which could result in the loss of the card accounts and a significant decline in our Card Member loans outstanding.
We regularly seek to extend or renew cobrand arrangements in advance of the end of the contract term and face the risk that existing relationships will be renegotiated with less favorable terms for us or that we may be unable to renegotiate on terms that are acceptable to us, as competition for such relationships continues to increase. We make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The amount we pay to our cobrand partners has increased, particularly in the United States, and may continue to increase as arrangements are renegotiated due to increasingly intense competition for cobrand partners among card issuers and networks. See "Off-Balance Sheet Arrangements and Contractual Obligations" under "MD&A" for additional information regarding commitments for payments to certain cobrand partners.
The loss of exclusivity arrangements with business partners, the loss of the partner relationship altogether (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or as the result of a merger, legal or regulatory action or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion® and Platinum Card® Members) or the renegotiation of existing partnerships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. See "Our business is subject to comprehensive government regulation and supervision, which could adversely affect our results of operations and financial condition" for information on the uncertainty regarding our cobrand and agent relationships in the EU. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could weaken our negotiating position with our remaining and prospective business partners.

We face continued intense competitive pressure that may impact the prices we charge merchants that accept our cards for payment for goods and services.
Unlike our competitors in the payments industry that rely on revolving credit balances to drive profits, our business model is more focused on Card Member spending. Discount revenue, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we experienced some reduction in our average merchant discount rate, including as a result of rate pressure resulting from regulatory changes affecting competitor pricing in certain international countries. We also face pressure from competitors that have other sources of income or lower costs that can make their pricing more attractive to business partners and merchants. Merchants are also able to negotiate incentives and pricing concessions from us as a condition to accepting our cards or being cobrand partners. As merchants consolidate and become even larger, we may have to increase the amount of incentives and/or concessions we provide to such merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. We have also experienced erosion of our average merchant discount rate as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants.
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
A continuing priority of ours is to drive greater and differentiated value to our merchants which, if not successful, could negatively impact our discount revenue and financial results. We may not succeed in maintaining merchant discount rates or offsetting the impact of declining merchant discount rates, which could materially and adversely affect our revenues and profitability, and therefore our ability to invest in innovation and in value-added services for merchants and Card Members.
Surcharging or steering by merchants could materially adversely affect our business and results of operations.
In certain countries, such as Australia and certain Member States in the EU, merchants are expressly permitted by law to surcharge certain card purchases. In jurisdictions allowing surcharging, we have seen merchant surcharging on American Express cards in certain merchant categories, and in some cases, either the surcharge is greater than that applied to Visa and Mastercard cards or Visa and Mastercard cards are not surcharged at all (practices that are known as differential surcharging), even though there are many cards issued on competing networks that have an equal or greater cost of acceptance for the merchant. In addition, the laws of a number of states in the United States that prohibit surcharging have been overturned in litigation brought by merchant groups.
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
If surcharging, steering or other forms of discrimination become widespread, American Express cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in cards-in-force and transaction volumes. The impact could vary depending on such factors as the industry or manner in which a surcharge is levied, how Card Members are steered to other card products or payment forms at the point of sale, the size and recurrence of the underlying charges, and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card, product, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent it disproportionately impacts our Card Members or our business.
We may not be successful in our efforts to promote card usage through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, reduce Card Member attrition and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments to acquire Card Members, provide differentiated features and services and increase usage of our cards will continue to be effective. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If the rate of merchant acceptance growth slows or reverses itself, our business could suffer. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, and could adversely impact our average discount rate or dilute our brand.

Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. We rely on third parties, such as Amazon and Delta, for certain redemption options and may not be able to continue to offer such redemption options in the future, which could diminish the value of the program for our Card Members. In addition, many credit card issuers have instituted rewards and cobrand programs and may introduce programs and services that are similar to or more attractive than ours. Our inability to continue to differentiate our products and services generally could materially adversely affect us.
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
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, data use and protection, management, workplace culture, merchant acceptance, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members and corporate clients, which could make it difficult for us to attract new Card Members and customers and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance, the use and protection of customer information and conduct by our employees, and from actions taken by regulators or others in response thereto. Social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and significant legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards.
We and third parties process, transmit, store and provide access to account information in connection with our charge and credit cards and other products, and in the normal course of our business, we collect, analyze and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees.
Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment with intent to disrupt our business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, including Card Member, travel and loyalty program data, employee information and other sensitive business information, including acquisition activity, financial results and intellectual property. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites.
Global financial institutions like us have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For example, we and other U.S. financial services providers have been the targets of distributed denial-of-service attacks from sophisticated third parties.

We develop and maintain systems and processes aimed at detecting and preventing information and cyber security incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cyber security incidents, malicious social engineering, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new technology is deployed. Risks associated with each of these include theft of funds and other monetary loss, the disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary or other information (including account data information), the effects of which could be compounded if not detected quickly.
Information or cyber security incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or security may lead to regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation, fines and response costs, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, and reduced usage and acceptance of our cards, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
Successful cyberattacks, data breaches, disruptions or other incidents related to the actual or perceived failures to maintain confidentiality, integrity, privacy and/or security at other large financial institutions, large retailers, travel and hospitality companies or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we have insurance for losses related to cyber risks and attacks and information and cyber security and privacy liability, it may not be sufficient to offset the impact of a material loss event.
The uninterrupted operation of our information systems is critical to our success and a significant disruption could have a material adverse effect on our business and results of operations.
Our information technology systems, including our transaction authorization, clearing and settlement systems, and data centers, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, internet outages, telecommunications failures, fraud, denial-of-service and other cyberattacks, terrorism, computer viruses, vulnerabilities in hardware or software, physical or electronic break-ins, or similar events. Service disruptions could prevent access to our online services and account information, compromise or limit access to company or customer data, and impede transaction processing and financial reporting. Any interruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
We rely on third-party providers for acquiring customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.
We rely on third-party service providers, merchants, customer acquisition channels, processors, aggregators, network partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions and handling our data. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers. If a service provider or other third party ceases to provide the data quality or communications capacity we expect or services upon which we rely, as a result of natural disaster, operational disruptions or errors, terrorism, information or cyber security incidents, or any other reason, the failure could interrupt or compromise the quality of our services to customers or impact our ability to grow our business.
The confidentiality, integrity, privacy and/or security of data communicated over third-party networks or platforms or held by, or accessible to, third parties, including merchants that accept our cards, payment processors, payment intermediaries and our third-party vendors and business partners, could become compromised, which could lead to unauthorized use of our data or fraudulent transactions on our cards, as well as costs associated with responding to such an incident. For example, in March 2018, we were alerted by Expedia that certain customers who used Expedia’s Orbitz platform may have been victims of a cyberattack. The attack involved an Orbitz platform that served as the underlying booking engine for online travel websites, including Amextravel.com and travel booked through Amex Travel Representatives.
We are also exposed to the risk that a disruption or other event at a third party affecting one of our service providers or partners could impede their ability to provide to us services or data on which we rely to operate our business. Service providers or other third parties could also cease providing data to us if we are unable to negotiate for data use rights or use our data for purposes that do not benefit us, which could diminish the competitive value of our closed loop.
The management of multiple vendors increases our operational complexity and decreases our control. A failure to exercise adequate oversight over service providers, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our vendors’ service providers.

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
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards.
We are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. Spending at airline merchants accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2018.
For additional information relating to the general risks related to the airline industry, see “Risk Management—Institutional Credit Risk—Exposure to the Airline and Travel Industry” under “MD&A.”
If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, alternative payment mechanisms, authentication technologies and risk management and compliance systems. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.
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
Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may also be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, the need for internal product and engineering expertise, resistance to change from Card Members or merchants, or the complexity of our systems.
We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be negatively impacted.
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify and secure future acquisition candidates on terms and conditions that are acceptable to us, or successfully complete proposed acquisitions and investments, which could impair our growth. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, result in unanticipated liabilities and harm our business generally. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.

We may also face risks with other types of strategic transactions, such as the sale to InComm of the operations relating to our prepaid reloadable and gift card business in the United States. The reloadable operations have experienced disruptions in the past, impacting the ability of our prepaid customers to load and use their cards. If such operations are interrupted, suspended or terminated in the future, it could further negatively impact our customers’ experience, result in additional costs, litigation and regulatory action, and harm our business and reputation.
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
Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, floods, health pandemics, information or cyber security incidents (including intrusion into or degradation of systems or technology by cyberattackers) and other catastrophic events can have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Recent hurricanes and other natural disasters have impacted spending and credit performance in the areas affected. Similar events or other disasters or catastrophic events in the future, and events impacting other sectors of the economy, including the telecommunications and energy sectors, could have a negative effect on our businesses and infrastructure, including our technology and systems. Card Members in California, New York, Florida, Texas and Georgia account for a significant portion of U.S. Consumer billed business and Card Members loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
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
Our success is dependent, in part, upon our executive officers and other key personnel, and misconduct by or loss of key personnel could materially adversely affect our business.
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
The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel, or to employ such personnel in the location(s) of our choice. As further described in “Supervision and Regulation—Compensation Practices,” our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB is subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.
Legal, Regulatory and Compliance Risks
Ongoing legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to our reputation and brand.
We are a defendant in a number of actions, including proposed class actions, filed by merchants that challenge the non-discrimination and honor-all-cards provisions in our card acceptance agreements and seek damages. A description of these legal proceedings is contained in “Legal Proceedings.”

It is possible that the resolution of one or any combination of these merchant claims could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and Mastercard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to our business practices and materially and adversely impact our profitability.
Our business is subject to comprehensive government regulation and supervision, which could adversely affect our results of operations and financial condition.
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business, and has the potential to restrict the scope of our existing businesses, increase our costs of doing business, limit our ability to pursue certain business opportunities, require changes to business practices, and affect our relationships with partners, merchants and Card Members. Regulatory oversight and supervision of our businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect our security holders.
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
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees can significantly negatively impact the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have largely exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances. As a result, there can be no assurance we will be able to maintain our cobrand and agent relationships in their current form in the EU.
We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Similar AML requirements apply under the laws of most jurisdictions where we operate. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our cards may be used, and the types of customers and merchants who can obtain or accept our cards. Emerging technologies, such as digital currencies, could limit our ability to track the movement of funds. Money laundering, terrorist financing and other illicit activities involving our cards could result in enforcement action, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.
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
Businesses in the financial services and payments industries have historically been subject to significant legal actions, including class action lawsuits. Many of these actions have included claims for substantial compensatory or punitive damages. While we have historically relied on our arbitration clause in agreements with customers to limit our exposure to class action litigation, there can be no assurance that we will continue to be successful in enforcing our arbitration clause in the future and claims of the type we previously arbitrated could be subject to the complexities, risks and costs associated with class action cases. The continued focus of merchants on issues relating to the acceptance of various forms of payment may lead to additional litigation and other legal actions. Given the inherent uncertainties involved in litigation, and the very large or indeterminate damages sought in some matters asserted against us, there is significant uncertainty as to the ultimate liability we may incur from litigation matters.
We have been subject to regulatory actions and may continue to be subject to such actions, including governmental inquiries, investigations and enforcement proceedings, in the event of noncompliance or alleged noncompliance with laws or regulations. For example, we have been cooperating with certain governmental authorities that have requested information from, or served subpoenas on, us seeking information relating to a small, specialized part of our business, known as foreign exchange international payments (FXIP), which offers cross-border payments services primarily to small and middle market business customers in five countries, including the United States. In particular, we received investigative subpoenas from both the civil and criminal divisions of the U.S. Department of Justice as well as inquiries from the Federal Reserve, the OCC, the CFPB, the FDIC and others. FXIP accounts for less than one half of one percent of our total revenue net of interest expense and is unrelated to our card businesses. Relatedly, we are conducting a review with an outside law firm of FXIP’s pricing practices. We do not believe this matter will have a material adverse impact on our operations or results.
We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. Regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, which could adversely affect our results of operations and financial condition.
We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our business would be adversely affected.
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions.
Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, the Basel Committee finalized revisions to the standardized approach for credit risk and operational risk capital requirements. If these revisions are adopted in the United States, we could be required to hold significantly more capital. As a result, the ultimate impact on our long-term capital and liquidity planning and our results of operations is not certain, although an increase in our capital and liquid asset levels could lower our return on equity. As part of our required stress testing, we must continue to comply with applicable capital standards as calculated under the standardized approach in the severely adverse economic scenario published by the Federal Reserve each year. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the Capital Rules.
Compliance with capital adequacy and liquidity rules requires a material investment of resources. An inability to meet regulatory expectations regarding our compliance with applicable capital adequacy and liquidity rules may also negatively impact the assessment of us and our U.S. bank subsidiary by federal banking regulators.
We continue to progress through the parallel run phase of Basel III advanced approaches implementation. To the extent that the advanced approaches requirements apply to us, our capital ratios calculated under the advanced approaches may be lower than under the standardized approach. In such a case, we may need to hold significantly more regulatory capital in order to maintain a given capital ratio.
For more information on capital adequacy requirements, see “Stress Testing and Capital Planning” and “Capital, Leverage and Liquidity Regulation” under “Supervision and Regulation.”

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
In addition, the Capital Rules include buffers that can be satisfied only with CET1 capital. If our risk-based capital ratios were to fall below the applicable buffer levels, we would be subject to certain restrictions on dividends, stock repurchases and other capital distributions, as well as discretionary bonus payments to executive officers.
Our ability to declare or pay dividends on, or to purchase, redeem or otherwise acquire, shares of our common stock will be prohibited, subject to certain exceptions, in the event that we do not declare and pay in full dividends for the last preceding dividend period of our Series B and Series C preferred stock.
American Express Company relies on dividends from its subsidiaries for liquidity, and federal and state laws, regulations and supervisory policy limit the amount of dividends that our subsidiaries may pay to the parent company. For example, our U.S. bank subsidiary, AENB, is subject to various statutory and regulatory limitations on its declaration and payment of dividends. These limitations may hinder our ability to access funds we may need to make payments on our obligations, make dividend payments on outstanding American Express Company capital stock or otherwise achieve strategic objectives.
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
Legislators and regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, data protection and information and cyber security laws, including data localization, authentication and account access laws. As such laws are interpreted and applied (in some cases, with significant differences or conflicting requirements across jurisdictions), compliance and technology costs will continue to increase, particularly in the context of ensuring that adequate data protection, data transfer and account access mechanisms are in place.
Compliance with current or future privacy, data protection, account access and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or employee information and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability.
Our failure to comply with privacy, data protection, account access and information and cyber security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the United States and in various countries in which we operate.
For more information on regulatory and legislative activity in this area, see “Privacy, Data Protection, Information and Cyber Security” under “Supervision and Regulation.”
We may not be able to effectively manage the operational, conduct and compliance risks to which we are exposed.
We consider operational risk to be the risk of not achieving business objectives due to inadequate or failed processes or information systems, poor data quality, human error or the external environment (e.g., natural disasters). Operational risk includes, among others, the risk that error or misconduct could result in a material financial misstatement, a failure to monitor a third party’s compliance with regulatory or legal requirements, or a failure to adequately monitor and control access to, or use of, data in our systems we grant to third-parties. As processes or organizations are changed, or new products and services are introduced, we may not fully appreciate or identify new operational risks that may arise from such changes. Through human error, fraud or malfeasance, conduct risk can result in harm to customers, broader markets and the company and its employees.
Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational, conduct and compliance risks can expose us to reputational and legal risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations.

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
New tax legislative initiatives may be proposed from time to time, which may impact our effective tax rate and could adversely affect our tax positions or tax liabilities. New guidance or modifications to the Tax Cuts and Jobs Act of 2017 (the Tax Act) could have an adverse effect on our results of operations. In addition, unilateral or multi-jurisdictional actions by various tax authorities, including an increase in tax audit activity, could have an adverse impact on our tax liabilities.
Changes in accounting principles or standards could adversely affect our reported financial results in a particular period, even if there are no underlying changes in the economics of the business.
We are subject to changes in and interpretations of financial accounting matters, which could change certain of the assumptions or estimates we previously used in preparing our financial statements, even if we do not change the way in which we transact or conduct our business. A change in accounting guidance can have a significant effect on our reported results, may retroactively affect previously reported results and could cause fluctuations in our reported results. For more information on recently issued accounting standards, see Note 1 to our “Consolidated Financial Statements.”
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

Management of our risks in some cases depends upon the use of analytical and/or forecasting models. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. If our decisions are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, we may face adverse consequences, such as financial loss, poor business and strategic decision-making, or damage to our reputation. In addition, some decisions our regulators make, including those related to our capital distribution plans, may be adversely impacted if they perceive the quality of our models to be insufficient.
We may not be able to effectively manage individual or institutional credit risk, or credit trends that can affect spending on card products and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to both individual credit risk, principally from consumer and small business Card Member receivables and loans, and institutional credit risk from corporate Card Member receivables and loans, merchants, network partners, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. Country, regional and political risks can also contribute to credit risk. A customer’s ability and willingness to repay us can be negatively impacted not only by economic, market, political and social conditions but also a customer’s other payment obligations.
Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Further, our pricing strategies may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and the resulting increase in our reserves for loan and receivable losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where approximately 74 percent of our revenues were generated in 2018), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Continued interest rate increases and changes to reference rates could materially adversely affect our earnings.
If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net income, could fall. Our interest expense was approximately $2.9 billion for the year ended December 31, 2018. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease to our annual net interest income of approximately $177 million as of December 31, 2018. We expect the rates we pay on our deposits will increase as benchmark interest rates increase. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations.
As a result of recent regulatory and other legal proceedings, actions by regulators or law enforcement agencies may result in changes to the manner in which the London interbank offered rate (LIBOR) is determined, its discontinuance or the establishment of alternative reference rates. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, us or our floating rate debt securities. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may negatively impact market liquidity, our access to funding required to operate our business and the trading market for our floating rate debt securities. Furthermore, the use of alternative reference rates or other reforms could cause the interest payable on our outstanding floating rate debt securities to be materially different, and potentially higher, than expected.
For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”

Adverse financial market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
We need liquidity to pay merchants, operating and other expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. The principal sources of our liquidity are payments from Card Members, proceeds from the issuance of unsecured medium- and long-term notes and asset securitizations and direct and third-party sourced deposits, cash flows from our investment portfolio, cash and cash equivalents, securitized borrowings through our secured financing facilities, a committed bank borrowing facility and the Federal Reserve discount window.
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
Rating agencies regularly evaluate us and our subsidiaries, and their ratings of our and our subsidiaries’ long-term and short-term debt and deposits are based on a number of factors, including financial strength, as well as factors not within our control, including conditions affecting the financial services industry generally, and the wider state of the economy. Our and our subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which we and our subsidiaries are able to obtain funding.
Adverse currency fluctuations and foreign exchange controls could decrease earnings we receive from our international operations and impact our capital.
During 2018, approximately 26 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar (including as a result of Brexit), which could have a material adverse effect on our results of operations.
Foreign exchange regulations or capital controls might restrict or prohibit the conversion of other currencies into U.S. dollars or our ability to transfer them. Political and economic conditions in other countries could also impact the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Card Members’ spending outside such country and for the payment by Card Members who are billed in a currency other than their local currency. Substantial and sudden devaluation of local Card Members’ currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The occurrence of any of these circumstances could further impact our results of operations.
Continuing concerns regarding the euro may cause the value of the euro to continue to fluctuate and could lead to the reintroduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. The reintroduction of certain individual country currencies, a significant devaluation of the euro or the complete dissolution of the euro could adversely affect the value of our euro-denominated assets and liabilities.
Potential developments regarding the euro could also have an adverse impact on consumer and business behavior in Europe and globally, which could have a material adverse effect on our business, financial condition and results of operations.
An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.
Our U.S. bank subsidiary, AENB, accepts deposits directly from consumers through American Express Personal Savings, as well as from individuals through third-party brokerage networks, and uses the proceeds as a source of funding. As of December 31, 2018, we had approximately $69.1 billion in total U.S. retail deposits, of which a significant amount had been raised through third-party brokerage networks. We face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on AENB’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
The value of our assets or liabilities may be adversely impacted by economic, political or market conditions.
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $4.7 billion of investment securities as of December 31, 2018. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to economic conditions or otherwise, it could have a material adverse impact on the value of our investment portfolio, potentially resulting in impairment charges. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.
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
We do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages and seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings could have a material impact on our results of operations. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the merchant cases described below could have a material adverse effect on our business. Certain legal proceedings involving us or our subsidiaries are described below. For additional information, see Note 13 to our “Consolidated Financial Statements.”
Antitrust Matters
Individual merchant cases and a putative merchant class action, which were consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against us alleging that provisions in our merchant agreements prohibiting merchants from differentially surcharging our cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. Following the Supreme Court decision in Ohio v. American Express Co. in favor of American Express, plaintiffs in both the individual merchant cases and the putative merchant class action filed amended complaints. Trial has been scheduled in the individual merchant cases for June 2019.
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

(a)
Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2018, we had 21,078 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our “Consolidated Financial Statements.” For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 23 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2019 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 7, 2019. The information to be found under such caption is incorporated herein by reference. Our definitive 2019 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the Securities and Exchange Commission (SEC) in March 2019 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

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

The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2013, including the reinvestment of all dividends.

Year-end Data	2013	2014	2015	2016	2017	2018
American Express	$100.00	$103.67	$78.56	$85.29	$116.18	$113.12
S&P 500 Index	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
S&P Financial Index	$100.00	$115.18	$113.38	$139.17	$169.98	$147.82

(b)  Not applicable.

(c)  Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018
Repurchase program(a)	4,651,950	$104.50	4,651,950	72,927,442
Employee transactions(b)	4	$110.90	N/A	N/A
November 1-30, 2018
Repurchase program(a)	―	N/A	―	72,927,442
Employee transactions(b)	40,693	$101.25	N/A	N/A
December 1-31, 2018
Repurchase program(a)	2,987,808	$101.01	2,987,808	69,939,634
Employee transactions(b)	―	N/A	N/A	N/A
Total
Repurchase program(a)	7,639,758	$103.14	7,639,758	69,939,634
Employee transactions(b)	40,697	$101.25	N/A	N/A

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

ITEM 6.    SELECTED FINANCIAL DATA

	2018	2017 (a)	2016 (a)	2015	2014
Operating Results ($ in Millions)
Total revenues net of interest expense	$40,338	$36,878	$35,438	$32,818	$34,188
Provisions for losses(b)	3,352	2,760	2,027	1,988	2,044
Expenses(c)	28,864	26,693	25,369	22,892	23,153
Pretax income	8,122	7,425	8,042	7,938	8,991
Income tax provision	1,201	4,677	2,667	2,775	3,106
Net income	$6,921	$2,748	$5,375	$5,163	$5,885
Return on average equity(d)	33.5%	13.2%	25.8%	24.0%	29.1%
Return on average assets(d)	3.8%	1.6%	3.4%	3.3%	3.8%
Balance Sheet ($ in Millions)
Cash and cash equivalents	$27,445	$32,927	$25,208	$22,762	$22,288
Card Member loans and receivables HFS	―	―	―	14,992	―
Accounts receivable, net	58,227	56,735	50,123	46,695	47,000
Loans, net	83,396	74,300	65,461	58,799	70,104
Investment securities	4,647	3,159	3,157	3,759	4,431
Total assets	188,602	181,196	158,917	161,184	159,103
Customer deposits	69,960	64,452	53,042	54,997	44,171
Travelers Cheques outstanding and other prepaid products	2,295	2,555	2,774	3,247	3,673
Short-term borrowings	3,100	3,278	5,581	4,812	3,480
Long-term debt	58,423	55,804	46,990	48,061	57,955
Shareholders’ equity	$22,290	$18,261	$20,523	$20,673	$20,673
Average shareholders' equity to average total assets ratio	11.3%	12.5%	13.2%	13.5%	13.1%
Common Share Statistics(e)
Earnings per share:
Net income attributable to common shareholders:(f)
Basic	$7.93	$3.00	$5.63	$5.07	$5.58
Diluted	7.91	2.99	5.61	5.05	5.56
Cash dividends declared per common share	1.48	1.34	1.22	1.13	1.01
Dividend payout ratio(g)	18.7%	44.7%	21.7%	22.3%	18.1%
Book value per common share	24.45	19.42	20.95	19.71	20.21
Average common shares outstanding (millions):
Basic	856	883	933	999	1,045
Diluted	859	886	935	1,003	1,051
Shares outstanding at period end (millions)	847	859	904	969	1,023
Other Statistics
Number of employees at period end (thousands):
United States	21	20	21	21	22
Outside the United States	38	35	35	34	32
Total	59	55	56	55	54
Number of shareholders of record	21,078	22,262	23,572	24,704	25,767

(a)
Previously disclosed amounts have been restated in conjunction with the adoption of the new revenue recognition standard. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.

(b)
Beginning December 1, 2015 through to the sale completion dates, did not reflect provisions for Card Member loans and receivables related to our cobrand partnerships with JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation (Costco) in the United States (the HFS portfolios).

(c)	Beginning December 1, 2015 through to the sale completion dates, included the valuation allowance adjustment associated with the HFS portfolios.
(d)	Return on average equity and return on average assets are calculated by dividing one-year period of net income by one-year average of total shareholders’ equity or total assets, respectively.
(e)	Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP.
(f)	Represents net income, less earnings allocated to participating share awards and dividends on preferred shares.
(g)	Calculated on year’s dividends declared per common share as a percentage of the year’s net income available per common share.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

EXECUTIVE OVERVIEW

BUSINESS INTRODUCTION

We are a global services company with three reportable operating segments: Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses and operations are included in Corporate & Other.
The following types of revenue are generated from our various products and services:

•
Discount revenue, our largest revenue source, primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members. The amount of fees charged for accepting our cards as payment for goods or services, or merchant discount, varies with, among other factors, the industry in which the merchant does business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope for the related card acceptance agreement between the merchant and us (e.g., domestic or global) and the transaction amount. In some instances, an additional flat transaction fee is assessed as part of the merchant discount, and additional fees may be charged such as a variable fee for “non-swiped” card transactions or for transactions using cards issued outside the United States at merchants located in the United States;

•	Interest on loans, principally represents interest income earned on outstanding balances;
•	Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account;
•
Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, Membership Rewards program fees, loyalty coalition-related fees, travel commissions and fees, and service fees earned from merchants; and

•
Other revenue, primarily represents revenues arising from contracts with partners of our Global Network Services (GNS) business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, insurance premiums earned from Card Members, prepaid card and Travelers Cheque-related revenue and earnings from equity method investments (including the American Express Global Business Travel Joint Venture (the GBT JV)).

FINANCIAL HIGHLIGHTS

For 2018, we reported net income of $6.9 billion and diluted earnings per share of $7.91. This compared to $2.7 billion of net income and $2.99 diluted earnings per share for 2017, and $5.4 billion of net income and $5.61 diluted earnings per share for 2016.

2018 results included:
•	$496 million of certain discrete tax benefits in the fourth quarter.
2017 results included:
•	A $2.6 billion tax charge related to the Tax Cuts and Jobs Act (the Tax Act) in the fourth quarter.
2016 results included:
•	A $1.1 billion ($677 million after tax) gain on the sale of Card Member loans and receivables related to our cobrand partnership with Costco in the second quarter;
•	$410 million ($266 million after tax) of net restructuring charges; and
•	A $127 million ($79 million after tax) gain on the sale of Card Member loans and receivables related to our cobrand partnership with JetBlue in the first quarter.

NON-GAAP MEASURES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.

TAX CUTS AND JOBS ACT
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act, which made broad and complex changes to the U.S. federal corporate income tax rules. Most notably, effective January 1, 2018, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35 percent to 21 percent, introduced a territorial tax system in which future dividends paid from earnings outside the United States to a U.S. corporation are not subject to U.S. federal taxation and imposed new U.S. federal corporate income taxes on certain foreign operations. For 2019, we estimate that our tax rate will be approximately 22 percent, before discrete tax items.
BUSINESS ENVIRONMENT

Our results for 2018 reflect strong performance and our focus on, and investment in, our four strategic imperatives – expand our leadership in the premium consumer space, build on our strong position in commercial payments, strengthen our global, integrated network and make American Express an essential part of our customers’ digital lives. Billings and revenue growth reflected momentum across our businesses. We continued to invest in new services and Card Member benefits, new card acquisitions and expanding our merchant network. During the year, we returned a significant amount of capital to our shareholders through our share buyback program and an increase in our dividend, while increasing our capital ratios. Our results also included the benefit of a lower tax provision due to a reduction in the U.S. corporate income tax rate resulting from the Tax Act, along with several discrete tax benefits.
Our worldwide billed business increased 9 percent over the prior year, reflecting strong proprietary billings growth both in the U.S. and internationally, and across customer segments. Proprietary billings growth was driven by increased spending within our premium consumer base, as well as consistent double digit growth throughout the year from our small and medium enterprise business customers. GNS billed business declined due to the ongoing and expected impact of changes in the regulatory environment in the EU and Australia; excluding the billings from those geographies, GNS billed business grew 8 percent year-over-year.
Revenues net of interest expense increased 9 percent, reflecting growth in Card Member spending, net interest income and card fees, partially offset by a year-over-year decline in the average discount rate. We continue to be focused on driving discount revenue growth, not the average discount rate. Card fee revenue saw double digit year-over-year growth and reflected increased engagement from both new and existing customers as a result of the benefits that we have added to our card products around the world.
Card Member loans grew year-over-year, as we continued to expand our lending relationships with existing customers and acquired new Card Members, including the acquisition of the portion of the Hilton cobrand portfolio that we did not previously own (the acquired Hilton portfolio). Provisions for losses increased, reflecting growth in the loan portfolio and a higher lending write-off rate. Write-off rates continue to modestly increase due to ongoing seasoning of our loan portfolio.
Spending on customer engagement (the aggregate of rewards, Card Member services and marketing and business development expenses) increased year-over-year across all categories. Increases in rewards and Card Member services reflected the growth in billings and continued higher levels of investment across many of our premium travel services. Marketing and business development expense increased due to higher spending on growth initiatives, including new card acquisition, our global brand campaign, continued investments in our cobrand partnerships and higher corporate client incentives. While impacted by several discrete items, operating expenses were flat year-over-year and remained well controlled, which allowed for additional investment in customer engagement.
We plan to continue making investments in our business to generate and sustain a strong level of revenue growth, which we believe is the foundation for steady and consistent double-digit EPS growth. While we continue to see some headwinds from an uncertain economic environment, regulation in countries around the world and intense competition, we remain focused on delivering differentiated value to our merchants, Card Members and business partners and delivering appropriate returns to our shareholders.
See “Supervision and Regulation” in “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” for information on the potential impacts of economic, political and competitive conditions and certain litigation and regulatory matters on our business.

CONSOLIDATED RESULTS OF OPERATIONS

Effective January 1, 2018, we adopted new revenue recognition guidance using the full retrospective method, which applies the new standard to each prior reporting period presented, starting January 1, 2016. The adoption changed the recognition timing and classification of certain revenues and expenses, including changes to the presentation of certain credit and charge card related costs that were previously netted against discount revenue. The adoption did not have a significant impact on our consolidated financial position, net income, equity or cash flows. Refer to Note 1 to the “Consolidated Financial Statements” for additional information. In addition, we reclassified certain business development expenses, from Other expenses to Marketing and business development expenses, which was not directly attributable to the adoption of the new revenue recognition guidance.

During 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments, and made minor changes to the intercompany settlement process. Prior period amounts have been revised to conform to the current period presentation.

TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages and per share amounts)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Total revenues net of interest expense	$40,338	$36,878	$35,438	$3,460	9%	$1,440	4%
Provisions for losses	3,352	2,760	2,027	592	21	733	36
Expenses	28,864	26,693	25,369	2,171	8	1,324	5
Pretax income	8,122	7,425	8,042	697	9	(617)	(8)
Income tax provision	1,201	4,677	2,667	(3,476)	(74)	2,010	75
Net income	6,921	2,748	5,375	4,173	#	(2,627)	(49)
Earnings per common share — diluted(a)	$7.91	$2.99	$5.61	$4.92	# %	$(2.62)	(47)%
Return on average equity(b)	33.5%	13.2%	25.8%
Effective tax rate (ETR)	14.8%	63.0%	33.2%
Adjustments to ETR(c)	6.1%	(34.7)%
Adjusted ETR(c)	20.9%	28.3%

# Denotes a variance greater than 100 percent

(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards and other items of $54 million, $21 million and $43 million for the years ended December 31, 2018, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $80 million, $81 million and $80 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($6.9 billion, $2.7 billion and $5.4 billion for 2018, 2017 and 2016, respectively) by (ii) one-year average total shareholders’ equity ($20.7 billion for 2018 and $20.9 billion for both 2017 and 2016).

(c) The adjusted ETRs for 2018 and 2017 are non-GAAP measures. The 2018 adjusted ETR excludes a benefit of $496 million relating to changes in the tax method of accounting for certain expenses, the resolution of certain prior years’ tax audits, and a final adjustment to our 2017 provisional tax charge related to the Tax Act. The 2017 adjusted ETR excludes the $2.6 billion charge related to the Tax Act. Management believes the adjusted ETRs are useful in evaluating our tax rates in comparison with the other presented periods. Refer to Note 21 of the “Consolidated Financial Statements” for additional information.

TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Discount revenue	$24,721	$22,890	$22,377	$1,831	8%	$513	2%
Net card fees	3,441	3,090	2,886	351	11	204	7
Other fees and commissions	3,153	2,990	2,718	163	5	272	10
Other	1,360	1,457	1,678	(97)	(7)	(221)	(13)
Total non-interest revenues	32,675	30,427	29,659	2,248	7	768	3
Total interest income	10,606	8,563	7,484	2,043	24	1,079	14
Total interest expense	2,943	2,112	1,705	831	39	407	24
Net interest income	7,663	6,451	5,779	1,212	19	672	12
Total revenues net of interest expense	$40,338	$36,878	$35,438	$3,460	9%	$1,440	4%

TOTAL REVENUES NET OF INTEREST EXPENSE

Discount revenue increased in both periods, primarily due to growth in billed business, partially offset by decreases in the average discount rate. U.S. billed business increased 10 percent in 2018 compared to 2017 and 1 percent in 2017 compared to 2016. Non-U.S. billed business increased 8 percent in 2018 compared to 2017 and 12 percent in 2017 compared to 2016. See Tables 5 and 6 for more details on billed business performance.
The average discount rate was 2.37 percent, 2.40 percent and 2.43 percent for 2018, 2017 and 2016, respectively. Several factors continued to drive the average discount rate decline, including impacts from decisions we made with respect to certain strategic partners, the impact of regulatory changes in Europe and Australia, and the continued roll out of the OptBlue program, though the impacts began to moderate in the latter half of the year.
Net card fees increased in both periods, primarily driven by growth in the Platinum and Delta portfolios, as well as growth in certain key international countries.
Other fees and commissions increased in both periods, primarily driven by growth in foreign exchange conversion revenue and increases in delinquency fees.
Other revenues decreased in both periods. The decrease in 2018 was partly driven by a modification of one of our GNS arrangements, lower breakage related to our prepaid cards and a decline in revenues related to the GBT JV. The decrease in 2017 was primarily driven by prior-year revenues related to the Loyalty Edge business, which was sold in the fourth quarter of 2016, and a contractual payment from a GNS partner also in the prior year.
Interest income increased in both periods, primarily reflecting higher average Card Member loans and higher yields. The growth in average Card Member loans in 2018 was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The growth in average Card Member loans in 2017 was primarily driven by a mix shift towards non-cobrand lending products, where Card Members tend to revolve more of their loan balances. The increase in yields in both periods was primarily driven by a greater percentage of loans at higher rate buckets, specific pricing actions and increases in benchmark interest rates.
Interest expense increased in both periods, primarily driven by higher interest rates and higher average long-term debt and, additionally in 2018, by higher average deposits.

TABLE 3: PROVISIONS FOR LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Charge card	$937	$795	$696	$142	18%	$99	14%
Card Member loans	2,266	1,868	1,235	398	21	633	51
Other	149	97	96	52	54	1	1
Total provisions for losses	$3,352	$2,760	$2,027	$592	21%	$733	36%

PROVISIONS FOR LOSSES

Charge card provision for losses increased in both periods, primarily driven by growth in receivables due to increased billed business and higher net write-offs, largely in the corporate and small business portfolios.

Card Member loans provision for losses increased in both periods, driven by strong loan growth, higher net write-offs and a modest increase in delinquencies. The increases in write-offs and delinquencies were due in part to the seasoning of recent loan vintages.

Other provision for losses increased in 2018 compared to 2017 and was relatively flat in 2017 compared to 2016. The increase in 2018 was primarily due to growth in the non-card lending and commercial financing portfolios. 2017 compared to 2016 also reflected growth in the non-card lending portfolio, which was offset by improving credit performance in the commercial financing portfolio.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Marketing and business development(a)	$6,470	$5,722	$6,249	$748	13%	$(527)	(8)%
Card Member rewards	9,696	8,687	7,819	1,009	12	868	11
Card Member services	1,777	1,392	1,100	385	28	292	27
Total marketing, business development, rewards and Card Member services	17,943	15,801	15,168	2,142	14	633	4
Salaries and employee benefits	5,250	5,258	5,259	(8)	―	(1)	―
Other, net(a)	5,671	5,634	4,942	37	1	692	14
Total expenses	$28,864	$26,693	$25,369	$2,171	8%	$1,324	5%

(a)
Effective January 1, 2018, includes reclassification of certain business development expenses from Other expenses to Marketing and business development that are not directly attributable to the adoption of the new revenue recognition guidance. Prior periods have been conformed to the current period presentation.

EXPENSES

Marketing and business development expense increased in 2018 compared to 2017 and decreased in 2017 compared to 2016. The variances for both periods were primarily driven by lower levels of spending on growth initiatives in 2017 compared to the preceding and subsequent years. The higher spending on growth initiatives in 2018 included our new global brand campaign, continued investments in partnerships, and increased corporate client incentives driven by higher volumes.
Card Member rewards expense increased in both periods. The increase in 2018 was driven by increases in Membership Rewards and cash-back reward expenses of $558 million and cobrand rewards expense of $451 million, both of which were primarily driven by higher spending volumes. The increase in 2017 was primarily driven by higher spending volumes and enhancements to U.S. Consumer and Small Business Platinum rewards during 2017.
The Membership Rewards Ultimate Redemption Rate (URR) for current program participants increased to 96 percent (rounded up) at December 31, 2018, compared to 95 percent (rounded down) at December 31, 2017 and 2016.
Card Member services expense increased in both periods, primarily driven by higher usage of travel-related benefits and enhanced Platinum card benefits.
Salaries and employee benefits expense was flat for both periods, reflecting increases in incentive compensation, offset by lower restructuring charges compared to the respective prior year.
Other expense increased in both periods. The increase in 2018 was primarily driven by higher technology expenses, a loss in the current year on a transaction involving the operations of our prepaid reloadable and gift card business, and a foreign exchange loss related to the devaluation of the Argentine peso, which was deemed a highly inflationary currency as of July 1, 2018, all partially offset by current-year unrealized gains on certain equity investments and charges in the prior year related to our U.S. loyalty coalition and prepaid businesses. The increase in 2017 was primarily driven by gains in 2016 on the sales of the HFS portfolios, which were recognized as an expense reduction, partially offset by lower technology-related costs in 2017 and higher Loyalty Edge-related costs in 2016.

INCOME TAXES

The effective tax rate for 2018 was 14.8 percent and reflects a benefit of $496 million relating to changes in the tax method of accounting for certain expenses, the resolution of certain prior years’ tax audits and an adjustment to the 2017 provisional tax charge related to the Tax Act. The tax rate for 2018 also reflects the reduction in the U.S. federal statutory rate from 35 percent to 21 percent as a result of the Tax Act.
The effective tax rate for 2017 was 63.0 percent and reflects the charge of $2.6 billion related to the Tax Act that was accounted for as a provisional estimate under Staff Accounting Bulletin No. 118. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.
The tax rates in all periods reflect the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.

TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Billed business: (billions)
U.S.	$777.6	$708.3	$700.4	10%	1%
Outside the U.S.	406.4	376.9	337.1	8	12
Total	$1,184.0	$1,085.2	$1,037.5	9	5
Proprietary	$1,002.6	$900.6	$863.8	11%	4%
GNS	181.4	184.6	173.7	(2)	6
Total	$1,184.0	$1,085.2	$1,037.5	9	5
Cards-in-force: (millions)
U.S.	53.7	50.0	47.5	7	5
Outside the U.S.	60.3	62.8	62.4	(4)	1
Total	114.0	112.8	109.9	1	3
Proprietary	69.1	64.6	61.3	7	5
GNS	44.9	48.2	48.6	(7)	(1)
Total	114.0	112.8	109.9	1	3
Basic cards-in-force: (millions)
U.S.	42.3	39.4	37.4	7	5
Outside the U.S.	50.3	52.2	51.7	(4)	1
Total	92.6	91.6	89.1	1	3
Average proprietary basic Card Member spending: (dollars)
U.S.	$20,840	$20,317	$18,808	3	8
Outside the U.S.	$15,756	$14,277	$13,073	10	9
Worldwide Average	$19,340	$18,519	$17,216	4	8
Card Member loans: (billions)
U.S.	$72.0	$64.5	$58.3	12	11
Outside the U.S.	9.9	8.9	7.0	11	27
Total	$81.9	$73.4	$65.3	12	12
Average discount rate(a)	2.37%	2.40%	2.43%
Average fee per card (dollars)(b)	$51	$49	$44	4%	11%

(a)
Effective January 1, 2018, we began including billed business related to certain business-to-business products in the calculation of the average discount rate to reflect our expanding business-to-business product offerings. Prior periods have been conformed to the current period presentation.

(b)	Average fee per card is computed based on proprietary basic net card fees divided by average proprietary basic cards-in-force.

TABLE 6: BILLED BUSINESS GROWTH

	2018		2017
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Worldwide
Proprietary
Proprietary consumer	12%	12%	1%	1%
Proprietary commercial	11	11	7	7
Total Proprietary	11	11	4	4
GNS	(2)	(1)	6	5
Worldwide Total	9	9	5	4
Airline-related volume (8% of Worldwide Total for both 2018 and 2017)	8	7	3	3

U.S.
Proprietary
Proprietary consumer	10		(2)
Proprietary commercial	10		6
Total Proprietary	10		2
U.S. Total	10		1
T&E-related volume (25% of U.S. Total for both 2018 and 2017)	8		―
Non-T&E-related volume (75% of U.S. Total for both 2018 and 2017)	10		1
Airline-related volume (7% of U.S. Total for both 2018 and 2017)	8		―

Outside the U.S.
Proprietary
Proprietary consumer	17	17	13	12
Proprietary commercial	16	16	14	12
Total Proprietary	17	17	14	12
Outside the U.S. Total	8	8	12	11
Japan, Asia Pacific & Australia	8	7	13	12
Latin America & Canada	4	11	10	9
Europe, the Middle East & Africa	10%	8%	12%	10%

(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Worldwide Card Member loans
Total loans (billions)	$81.9	$73.4	$65.3	12%	12%
Loss reserves:
Beginning balance	$1,706	$1,223	$1,028	39	19
Provisions - principal, interest and fees	2,266	1,868	1,235	21	51
Net write-offs — principal less recoveries	(1,539)	(1,181)	(930)	30	27
Net write-offs — interest and fees less recoveries	(304)	(227)	(175)	34	30
Other (a)	5	23	65	(78)	(65)
Ending balance	$2,134	$1,706	$1,223	25	39
Ending reserves — principal	$2,028	$1,622	$1,160	25	40
Ending reserves — interest and fees	$106	$84	$63	26	33
% of loans	2.6%	2.3%	1.9%
% of past due	182%	177%	161%
Average loans (billions)	$75.8	$66.7	$59.9	14%	11%
Net write-off rate — principal only (b)	2.0%	1.8%	1.6%
Net write-off rate — principal, interest and fees (b)	2.4%	2.1%	1.8%
30+ days past due as a % of total (b)	1.4%	1.3%	1.2%

Worldwide Card Member receivables
Total receivables (billions)	$55.9	$54.0	$47.3	4%	14%
Loss reserves:
Beginning balance	$521	$467	$462	12	1
Provisions - principal and fees	937	795	696	18	14
Net write-offs - principal and fees less recoveries	(859)	(736)	(674)	17	9
Other (a)	(26)	(5)	(17)	#	(71)
Ending balance	$573	$521	$467	10%	12%
% of receivables	1.0%	1.0%	1.0%
Net write-off rate — principal only (b)	1.7%	1.6%	1.5%
Net write-off rate — principal and fees (b)	1.8%	1.7%	1.8%
30+ days past due as a % of total (b)	1.4%	1.4%	1.4%
Net loss ratio as a % of charge volume — GCP (c)	0.11%	0.10%	0.09%
90+ days past billing as a % of total — GCP (c)	0.7%	0.9%	0.9%

# Denotes a variance greater than 100 percent

(a)
Other includes foreign currency translation adjustments and for 2016, Worldwide Card Member loans include reserves associated with Card Member loans reclassified from HFS to held for investment. Refer to Changes in Card Member loans reserve for losses under Note 4 to the “Consolidated Financial Statements” for additional information.

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

(c)
Global Corporate Payments (GCP) reflects global, large and middle market corporate accounts. For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. GCP delinquency data for periods other than 90+ days past billing is not available due to system constraints.

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2018	2017	2016
Net interest income	$7,663	$6,451	$5,779
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	1,456	1,149	954
Interest income not attributable to our Card Member loan portfolio (b)	(1,010)	(637)	(405)
Adjusted net interest income (c)	$8,109	$6,963	$6,328
Average Card Member loans including HFS loan portfolios (billions)	$75.8	$66.7	$65.8

Net interest income divided by average Card Member loans (c)	10.1%	9.7%	8.8%
Net interest yield on average Card Member loans (c)	10.7%	10.4%	9.6%

(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.
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

BUSINESS SEGMENT RESULTS

We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States) and regulatory considerations. Refer to Note 25 to the “Consolidated Financial Statements” and Part I, Item 1. “Business” for additional discussion of products and services that comprise each segment.

Effective for the second quarter of 2018, we realigned our reportable operating segments to reflect the organizational changes announced during the first quarter of 2018. Prior periods have been revised to conform to the new reportable operating segments, which are as follows:

▪
GCSG, including proprietary consumer cards globally, consumer services including travel services and non-card financing products, certain international joint ventures and our partnership agreements in China;

▪	GCS, including the proprietary GCP business, GSBS and commercial financing products; and
▪	GMNS, including the GNS business, the Global Merchant Services business, global loyalty coalition businesses, reloadable prepaid and gift card businesses.

Corporate functions and certain other businesses and operations, including the GBT JV, are included in Corporate & Other.
Results of the reportable operating segments generally treat each segment as a stand-alone business. The management reporting process that derives these results allocates revenue and expense using various methodologies as described below.

TOTAL REVENUES NET OF INTEREST EXPENSE

We allocate discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the GCSG and GCS segments, discount revenue generally reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GMNS segment, discount revenue generally reflects the network and acquirer component of the overall discount revenue.
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

EXPENSES

Marketing and business development expense is included in each segment based on the actual expenses incurred. Global brand advertising is primarily reflected in Corporate & Other and may be allocated to the segments based on the actual expense incurred. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred within the segment.
Salaries and employee benefits and other operating expenses reflect expenses such as professional services, occupancy and equipment and communications incurred directly within each segment. In addition, expenses related to support services, such as technology costs, are allocated to each segment primarily based on support service activities directly attributable to the segment. Certain other overhead expenses are allocated from Corporate & Other to the segments based on the relative levels of revenue and Card Member loans and receivables.

INCOME TAXES

An income tax provision (benefit) is allocated to each reportable operating segment based on the effective tax rates applicable to the various businesses that comprise the segment. The 2017 $2.6 billion charge related to the Tax Act was allocated in full to Corporate & Other.

GLOBAL CONSUMER SERVICES GROUP

TABLE 9: GCSG SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues
Non-interest revenues	$14,675	$13,378	$12,993	$1,297	10%	$385	3%
Interest income	8,323	6,789	6,005	1,534	23	784	13
Interest expense	1,542	1,047	828	495	47	219	26
Net interest income	6,781	5,742	5,177	1,039	18	565	11
Total revenues net of interest expense	21,456	19,120	18,170	2,336	12	950	5
Provisions for losses	2,430	1,996	1,390	434	22	606	44
Total revenues net of interest expense after provisions for losses	19,026	17,124	16,780	1,902	11	344	2
Expenses
Marketing, business development, rewards and Card Member services	10,774	9,233	8,714	1,541	17	519	6
Salaries and employee benefits and other operating expenses	4,538	4,246	3,558	292	7	688	19
Total expenses	15,312	13,479	12,272	1,833	14	1,207	10
Pretax segment income	3,714	3,645	4,508	69	2	(863)	(19)
Income tax provision	637	1,053	1,469	(416)	(40)	(416)	(28)
Segment income	$3,077	$2,592	$3,039	$485	19%	$(447)	(15)%
Effective tax rate	17.2%	28.9%	32.6%

GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues increased in 2018 compared to 2017, primarily driven by discount revenue, which increased 10 percent, reflecting an increase in proprietary consumer billed business of 12 percent, partially offset by a decline in the average discount rate. U.S. proprietary consumer billed business increased 10 percent and non-U.S. proprietary consumer billed business increased 17 percent. The increases in billed business reflected higher cards-in-force and higher average spend per card.
The increase in non-interest revenues was also driven by 13 percent growth in net card fees and increased other fees and commissions. The increase in net card fees was driven primarily by growth in the Platinum and Delta portfolios, as well as growth in card fees across certain key international countries. The increase in other fees and commissions was primarily driven by increases in delinquency fees, travel commissions and foreign exchange conversion revenue.
Net interest income increased in 2018 compared to 2017, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds. The growth in average Card Member loans was primarily driven by expanding relationships with existing customers, as well as the inclusion of the acquired Hilton portfolio. The increase in yields was primarily driven by a greater percentage of loans at higher rate buckets and specific pricing actions.
Total revenues net of interest expense increased in 2017 compared to 2016, primarily driven by higher discount revenue, reflecting billed business growth. The increase also reflected higher net interest income, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense.

PROVISIONS FOR LOSSES

Provisions for losses increased in both periods, primarily driven by increased Card Member loans provision, reflecting strong loan growth and higher write-offs, in part due to the seasoning of recent loan vintages. The increase in 2017 was additionally driven by a shift in mix towards non-cobrand lending products, which tend to have higher write-off rates.
Refer to Table 10 for the charge card and lending write-off rates for 2018, 2017 and 2016.

EXPENSES

Marketing, business development, rewards and Card Member services expenses increased in 2018 compared to 2017. Card Member rewards expense increased 13 percent, primarily driven by increased spending volumes. Marketing and business development expense increased 18 percent, primarily due to higher spending on growth initiatives and continued investments in partnerships. Card Member services expense increased 29 percent, primarily driven by higher usage of travel-related benefits and the enhanced Platinum card benefits.
Salaries and employee benefits and other operating expense increased in 2018 compared to 2017, primarily driven by increases in payroll costs and higher technology and other servicing-related costs, partially offset by unrealized gains on certain equity investments.
Total expenses increased in 2017 compared to 2016, primarily reflecting the gains on the sales of the HFS portfolios in the prior year, which were recognized as an expense reduction in other expenses, higher Card Member rewards expense resulting from higher spending volumes and increased Card Member services expense resulting from higher usage of travel-related benefits.

Income tax provision decreased in 2018 compared to 2017, primarily reflecting the resolution of certain prior years’ tax audits and the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

TABLE 10: GCSG SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Proprietary billed business: (billions)
U.S.	$371.1	$336.9	$345.2	10%	(2)%
Outside the U.S.	140.3	119.8	105.9	17	13
Total	$511.4	$456.7	$451.1	12	1
Proprietary cards-in-force:
U.S.	37.7	34.9	32.7	8	7
Outside the U.S.	16.8	15.8	15.1	6	5
Total	54.5	50.7	47.8	7	6
Proprietary basic cards-in-force
U.S.	27.0	25.0	23.3	8	7
Outside the U.S.	11.6	10.9	10.4	6	5
Total	38.6	35.9	33.7	8	7
Average proprietary basic Card Member spending (dollars)
U.S.	$14,161	$13,950	$13,447	2	4
Outside the U.S.	$12,348	$11,225	$10,386	10	8
Average	$13,613	$13,115	$12,577	4	4
Total segment assets (billions)(a)	$150.7	$123.5	$114.0	22	8
Card Member loans:
Total loans (billions)
U.S.	$59.9	$53.7	$48.8	12	10
Outside the U.S.	9.6	8.6	6.9	12	25
Total	$69.5	$62.3	$55.7	12	12
Average loans (billions)
U.S.	$55.1	$49.0	$44.4	12	10
Outside the U.S.	8.9	7.4	6.8	20	9
Total	$64.0	$56.4	$51.2	13%	10%
Lending Credit Metrics:
U.S.
Net write-off rate — principal only (b)	2.1%	1.8%	1.5%
Net write-off rate — principal, interest and fees (b)	2.5%	2.1%	1.8%
30+ days past due as a % of total	1.4%	1.3%	1.1%
Outside the U.S.
Net write-off rate — principal only (b)	2.1%	2.1%	2.0%
Net write-off rate — principal, interest and fees (b)	2.6%	2.5%	2.5%
30+ days past due as a % of total	1.6%	1.4%	1.6%
Total
Net write-off rate — principal only (b)	2.1%	1.8%	1.6%
Net write-off rate — principal, interest and fees (b)	2.5%	2.2%	1.9%
30+ days past due as a % of total	1.5%	1.3%	1.2%

				Change	Change
(Millions, except percentages and where indicated)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Card Member receivables: (billions)
U.S.	$13.7	$13.1	$12.3	5%	7%
Outside the U.S.	7.8	7.8	6.0	―	30
Total receivables	$21.5	$20.9	$18.3	3%	14%
Charge Credit Metrics:
U.S.
Net write-off rate — principal only (b)	1.3%	1.3%	1.4%
Net write-off rate — principal and fees (b)	1.5%	1.4%	1.6%
30+ days past due as a % of total	1.1%	1.1%	1.2%
Outside the U.S.
Net write-off rate — principal only (b)	2.1%	2.0%	2.0%
Net write-off rate — principal and fees (b)	2.3%	2.1%	2.2%
30+ days past due as a % of total	1.3%	1.3%	1.3%
Total
Net write-off rate — principal only (b)	1.6%	1.5%	1.6%
Net write-off rate — principal and fees (b)	1.8%	1.7%	1.8%
30+ days past due as a % of total	1.2%	1.2%	1.2%

(a)
During 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments, and made minor changes to the intercompany settlement process. Prior period amounts have been revised to conform to the current period presentation.

(b)	Refer to Table 7 footnote (b).

TABLE 11: GCSG NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

As of or for the Years Ended December 31,
(Millions, except percentages and where indicated)	2018	2017	2016
U.S.
Net interest income	$5,895	$4,961	$4,476
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	202	164	133
Interest income not attributable to our Card Member loan portfolio(b)	(178)	(101)	(24)
Adjusted net interest income(c)	$5,919	$5,024	$4,585
Average Card Member loans including HFS loan portfolios (billions)	$55.1	$48.9	$49.4
Net interest income divided by average Card Member loans(c)	10.7%	10.1%	9.1%
Net interest yield on average Card Member loans(c)	10.7%	10.3%	9.3%
Outside the U.S.
Net interest income	$886	$781	$701
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	70	54	38
Interest income not attributable to our Card Member loan portfolio(b)	(8)	(8)	1
Adjusted net interest income(c)	$948	$827	$740
Average Card Member loans (billions)	$8.9	$7.4	$6.8
Net interest income divided by average Card Member loans(c)	10.0%	10.6%	10.3%
Net interest yield on average Card Member loans(c)	10.6%	11.1%	10.9%
Total
Net interest income	$6,781	$5,742	$5,177
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	272	218	171
Interest income not attributable to our Card Member loan portfolio(b)	(186)	(110)	(23)
Adjusted net interest income(c)	$6,867	$5,850	$5,325
Average Card Member loans including HFS loan portfolios (billions)	$64.0	$56.4	$56.2
Net interest income divided by average Card Member loans(c)	10.6%	10.2%	9.2%
Net interest yield on average Card Member loans(c)	10.7%	10.4%	9.5%

(a)	Refer to Table 8 footnote (a).

(b)	Refer to Table 8 footnote (b).
(c)	Refer to Table 8 footnote (c).

GLOBAL COMMERCIAL SERVICES

TABLE 12: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues
Non-interest revenues	$11,882	$10,942	$10,373	$940	9%	$569	5%
Interest income	1,621	1,361	1,209	260	19	152	13
Interest expense	827	595	472	232	39	123	26
Net interest income	794	766	737	28	4	29	4
Total revenues net of interest expense	12,676	11,708	11,110	968	8	598	5
Provisions for losses	899	743	604	156	21	139	23
Total revenues net of interest expense after provisions for losses	11,777	10,965	10,506	812	7	459	4
Expenses
Marketing, business development, rewards and Card Member services	5,853	5,311	4,866	542	10	445	9
Salaries and employee benefits and other operating expenses	3,029	2,811	2,707	218	8	104	4
Total expenses	8,882	8,122	7,573	760	9	549	7
Pretax segment income	2,895	2,843	2,933	52	2	(90)	(3)
Income tax provision	555	914	1,032	(359)	(39)	(118)	(11)
Segment income	$2,340	$1,929	$1,901	$411	21%	$28	1%
Effective tax rate	19.2%	32.1%	35.2%

GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.

TOTAL REVENUES NET OF INTEREST EXPENSE

Non-interest revenues increased in 2018 compared to 2017, reflecting a 9 percent increase in discount revenue, primarily driven by growth in billed business from small and medium sized businesses, partially offset by a decline in the average discount rate.
Net interest income increased in 2018 compared to 2017, primarily driven by an increase in average Card Member loans and higher yields, partially offset by higher interest expense, reflecting an increase in the cost of funds.

Total revenues net of interest expense increased in 2017 compared to 2016, primarily driven by higher discount revenue due to increases in billed business, higher net card fees and higher other fees and commissions, primarily due to growth in the U.S. small business Platinum portfolio and higher delinquency fees, respectively.
PROVISIONS FOR LOSSES
Provisions for losses increased in both periods. The increase in 2018 compared to 2017 was primarily driven by growth in Card Member loans and receivables and the commercial financing portfolio, as well as higher net write-offs across both corporate and small business portfolios. The increase in 2017 compared to 2016 was primarily due to growth in both Card Member receivables and loans, as well as increases in net write-off and delinquency rates, all of which were partially offset by improving credit performance in the commercial financing portfolio.
EXPENSES

Marketing, business development, rewards and Card Member services expenses increased in 2018 compared to 2017, primarily driven by Card Member rewards expense, which increased 9 percent reflecting higher spending volumes, and marketing and business development expense, which increased primarily due to an increase in spending on growth initiatives.

Salaries and employee benefits and other operating expenses increased in 2018 compared to 2017, primarily driven by higher technology and other servicing-related costs.
Total expenses increased in 2017 compared to 2016, primarily driven by increased Card Member rewards expense due to the Platinum rewards enhancements and higher spending volumes, and the prior-year gains on the sales of the HFS portfolios.
Income tax provision decreased in 2018 compared to 2017, primarily reflecting the resolution of certain prior years’ tax audits and the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

TABLE 13: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Proprietary billed business (billions)	$486.2	$438.1	$408.0	11%	7%
Proprietary cards-in-force	14.5	14.0	13.6	4	3
Average Card Member spending (dollars)	$34,058	$31,729	$28,515	7	11
Total segment assets (billions)(a)	$51.8	$49.1	$43.3	5	13
Card Member loans (billions)	$12.4	$11.1	$9.5	12	17
Card Member receivables (billions)	$34.4	$33.1	$29.0	4	14
GSBS Card Member loans:(b)
Total loans (billions)	$12.4	$11.0	$9.5	13	16
Average loans (billions)	$11.7	$10.3	$8.6	14%	20%
Net write-off rate - principal only(c)	1.7%	1.6%	1.4%
Net write-off rate - principal, interest and fees(c)	2.0%	1.9%	1.7%
30+ days past due as a % of total	1.3%	1.2%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$794	$766	$737
Exclude:
Interest expense not attributable to our Card Member loan portfolio(d)	609	461	380
Interest income not attributable to our Card Member loan portfolio(e)	(161)	(114)	(114)
Adjusted net interest income(f)	$1,242	$1,113	$1,003
Average Card Member loans including HFS loan portfolios (billions)	$11.8	$10.3	$9.7
Net interest income divided by average Card Member loans(f)	6.7%	7.4%	7.6%
Net interest yield on average Card Member loans(f)	10.5%	10.8%	10.4%
GCP Card Member receivables:
Total receivables (billions)	$17.7	$17.0	$14.8	4%	15%
90+ days past billing as a % of total(g)	0.7%	0.9%	0.9%
Net loss ratio (as a % of charge volume)(h)	0.11%	0.10%	0.09%
GSBS Card Member receivables:
Total receivables (billions)	$16.7	$16.1	$14.3	4%	13%
Net write-off rate - principal only(c)	1.7%	1.6%	1.5%
Net write-off rate - principal and fees(c)	2.0%	1.8%	1.7%
30+ days past due as a % of total	1.6%	1.6%	1.6%

(a)
During 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments. Prior period amounts have been revised to conform to the current period presentation.

(b)
Effective July 1, 2017, GSBS loans and associated metrics reflect worldwide small business services loans. Prior to July 1, 2017, due to certain system limitations, small business services loans outside the U.S. and associated credit metrics are reflected within GCSG, and were not significant to either GCSG or GCS.

(c)	Refer to Table 7 footnote (b).
(d)	Refer to Table 8 footnote (a).
(e)	Refer to Table 8 footnote (b).
(f)	Refer to Table 8 footnote (c).
(g)	Refer to Table 7 footnote (c).
(h)
Represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

GLOBAL MERCHANT AND NETWORK SERVICES

TABLE 14: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues
Non-interest revenues	$6,069	$6,025	$6,093	$44	1%	$(68)	(1)%
Interest income	30	42	37	(12)	(29)	5	14
Interest expense	(294)	(188)	(133)	(106)	56	(55)	41
Net interest income	324	230	170	94	41	60	35
Total revenues net of interest expense	6,393	6,255	6,263	138	2	(8)	―
Provisions for losses	22	16	24	6	38	(8)	(33)
Total revenues net of interest expense after provisions for losses	6,371	6,239	6,239	132	2	―	―
Expenses
Marketing, business development, rewards and Card Member services	1,250	1,227	1,549	23	2	(322)	(21)
Salaries and employee benefits and other operating expenses	2,277	2,367	2,299	(90)	(4)	68	3
Total expenses	3,527	3,594	3,848	(67)	(2)	(254)	(7)
Pretax segment income	2,844	2,645	2,391	199	8	254	11
Income tax provision	704	857	861	(153)	(18)	(4)	―
Segment income	$2,140	$1,788	$1,530	$352	20	$258	17
Effective tax rate	24.8%	32.4%	36.0%

Total segment assets (billions)(a)	$44.5	$30.6	$25.9	$13.9	45%	$5	18%

(a)
During 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments, and made minor changes to the intercompany settlement process. Prior period amounts have been revised to conform to the current period presentation.

GMNS operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers, merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased in 2018 compared to 2017, primarily driven by an increase in discount revenue, which reflected growth in billed business, partially offset by a decline in the average discount rate and a modification of one of our GNS arrangements.
Net interest income increased in 2018 compared to 2017, reflecting a higher interest expense credit relating to internal transfer pricing and funding rates, which resulted in a net benefit for GMNS due to its merchant payables.
Total revenues net of interest expense was flat in 2017 compared to 2016, primarily driven by a decrease in non-interest revenues reflecting a prior-year contractual payment from a GNS partner, offset by an increase in net interest income reflecting a higher interest expense credit.
EXPENSES

Marketing, business development, rewards and Card Member services expenses increased in 2018 compared to 2017, primarily driven by payments related to a new partnership agreement with our prepaid reloadable and gift card program manager, partially offset by lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expense decreased in 2018 compared to 2017, primarily driven by prior-year charges related to our U.S. loyalty coalition and prepaid businesses, partially offset by a prior-year benefit from a change in the liability related to non-delivery of goods and services by merchants.
Total expenses decreased in 2017 compared to 2016, primarily driven by lower marketing and business development expenses, reflecting lower levels of spending on growth initiatives, partially offset by an increase in operating expenses reflecting charges related to the US. loyalty coalition and prepaid businesses.
Income tax provision decreased in 2018 compared to 2017, primarily reflecting the resolution of certain prior years’ tax audits and the reduction in the U.S. federal statutory tax rate as a result of the Tax Act.

CORPORATE & OTHER

Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net expense was $0.6 billion, $3.6 billion and $1.1 billion in 2018, 2017 and 2016, respectively. The decrease in 2018 compared to 2017 was primarily driven by the 2017 Tax Act charge and unrealized gains on certain equity investments, partially offset by a loss on a transaction involving the operations of our prepaid reloadable and gift card business and a foreign exchange loss related to the devaluation of the Argentine peso, which was deemed a highly inflationary currency as of July 1, 2018. The increase in 2017 compared to 2016 was primarily driven by the Tax Act charge, partially offset by higher restructuring charges in 2016.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY

Our balance sheet management objectives are to maintain:

•	A solid and flexible equity capital profile;
•	A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and
•
Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve-month period in the event we are unable to continue to raise new funds under our traditional funding programs during a substantial weakening in economic conditions.

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
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets. The Basel III minimum requirements were fully phased in as of January 1, 2018 and the Basel III buffers were fully phased in as of January 1, 2019.
We also report capital adequacy standards on a parallel basis to regulators under Basel requirements for advanced approaches institutions. The parallel period will continue until we receive regulatory approval to exit parallel reporting, at which point we will begin publicly disclosing regulatory risk-based capital ratios using both the standardized and advanced approaches, and will be required to use the lower of the regulatory risk-based capital ratios based on the standardized or advanced approaches to determine whether we are in compliance with minimum capital requirements. As described in Part I, Item 1. "Supervision and Regulation," the Economic Growth, Regulatory Relief, and Consumer Protection Act and related proposed rules may exempt certain banking organizations, such as us, from the advanced approaches requirements.
The following table presents our regulatory risk-based capital ratios and leverage ratios as of December 31, 2018. Effective April 1, 2018, our bank subsidiaries, American Express Centurion Bank and American Express Bank, FSB, were merged to become American Express National Bank (AENB). Refer to Note 23 to the “Consolidated Financial Statements” for additional information.

TABLE 15: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Basel III Standards 2018(a)	Ratios as of December 31, 2018
Risk-Based Capital
Common Equity Tier 1	6.4%
American Express Company		11.0%
American Express National Bank		12.1
Tier 1	7.9
American Express Company		12.0
American Express National Bank		12.1
Total	9.9
American Express Company		13.6
American Express National Bank		14.2
Tier 1 Leverage	4.0
American Express Company		10.4
American Express National Bank		9.9
Supplementary Leverage Ratio	3.0%
American Express Company		8.9
American Express National Bank		8.2%

(a)	Basel III minimum capital requirement and additional transitional capital conservation buffer as defined by the Federal Reserve for calendar year 2018 for advanced approaches institutions.

TABLE 16: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2018
Risk-Based Capital
Common Equity Tier 1	$17.5
Tier 1 Capital	19.1
Tier 2 Capital(a)	2.6
Total Capital	21.7

Risk-Weighted Assets	158.8
Average Total Assets to calculate the Tier 1 Leverage Ratio	183.2
Total Leverage Exposure to calculate supplementary leverage ratio	$214.4

(a)
Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets) and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements and finance such capital in a cost efficient manner; failure to maintain minimum capital levels at American Express or AENB could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express or AENB to take actions that could limit our business operations.
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
Supplementary Leverage Ratio — Calculated by dividing Tier 1 capital by total leverage exposure under Basel III. Total leverage exposure reflects average total consolidated assets with adjustments for Tier 1 capital deductions, average off-balance sheet derivative exposures, average securities purchased under agreements to resell, and average credit equivalents of conditionally and unconditionally cancellable undrawn commitments.

In December 2018, federal banking regulators issued a final rule that would provide an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the Current Expected Credit Losses (CECL) model pursuant to new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The Federal Reserve also released a statement indicating that it plans to maintain the current framework for calculating credit loss allowances on loans in supervisory stress tests through the 2021 stress test cycle. See Note 1 to our “Consolidated Financial Statements” for further information about CECL.

SHARE REPURCHASES AND DIVIDENDS

We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and more than offset the issuance of new shares as part of employee compensation plans. We suspended our share buyback program for the first half of 2018 in order to rebuild our capital levels and ratios pursuant to the 2018 CCAR capital plan process.
During the year ended December 31, 2018, we returned $2.9 billion to our shareholders in the form of common stock dividends of $1.3 billion and share repurchases of $1.6 billion. We repurchased 15 million common shares at an average price of $104.09 in 2018. These dividend and share repurchase amounts collectively represent approximately 41 percent of total capital generated during the year.
In addition, during the year ended December 31, 2018, we paid $80 million in dividends on $1.6 billion of non-cumulative perpetual preferred shares outstanding. For additional information on our preferred shares, refer to Note 17 and Note 22 to the “Consolidated Financial Statements.”
FUNDING STRATEGY
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of instrument, maturity or investor. The mix of our funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving our liquidity objectives. While we diversify our funding sources by maintaining scale and relevance in unsecured debt, asset securitizations and deposits, we currently expect that the Personal Savings High Yield Savings Account program will become a larger proportion of our funding over time. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.
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
We had the following consolidated debt and customer deposits outstanding as of December 31:

TABLE 17: SUMMARY OF CONSOLIDATED DEBT AND CUSTOMER DEPOSITS

(Billions)	2018	2017
Short-term borrowings	$3.1	$3.3
Long-term debt	58.4	55.8
Total debt	61.5	59.1
Customer deposits	70.0	64.5
Total debt and customer deposits	$131.5	$123.6

We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
Our funding plan for the full year 2019 includes, among other sources, approximately $6 billion to $13 billion of unsecured term debt issuance and approximately $4 billion to $11 billion of secured term debt issuance. Our funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.
Our equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies: Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P) and Fitch Ratings (Fitch). Such ratings help support our access to cost-effective unsecured funding as part of our overall funding strategy. Our asset securitization activities are rated separately.

TABLE 18: UNSECURED DEBT RATINGS

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Stable
Moody’s	TRS and rated operating subsidiaries(a)	Prime-1	A2	Stable
Moody's	American Express Company	Prime-2	A3	Stable
S&P	TRS(a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.

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
SHORT-TERM FUNDING PROGRAMS

Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to meet working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. As of December 31, 2018, we had $0.8 billion in commercial paper outstanding and we had an average of $0.23 billion in commercial paper outstanding during 2018. Refer to Note 9 to the “Consolidated Financial Statements” for a further description of these borrowings.
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on the capital level of AENB. We, through AENB, have a direct retail deposit program, American Express Personal Savings, which is our primary deposit product channel. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers. We also source deposits through third-party distribution channels as needed to meet our overall funding objectives. As of December 31, 2018 we had $70.0 billion in customer deposits. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these deposits.
LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2018, we had $58.4 billion in long-term debt outstanding. During 2018, we and our subsidiaries issued $15.9 billion of unsecured debt and asset-backed securities with maturities ranging from 2 to 7 years. Refer to Note 9 to the “Consolidated Financial Statements” for a further description of these borrowings.
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

Our 2018 long-term debt and asset securitization issuances were as follows:

TABLE 19: DEBT ISSUANCES

(Billions)	2018
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon of 3.63%)	$6.6
Floating Rate Senior Notes (3-month LIBOR plus 61 basis points)	2.7
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 2.97%)	4.4
Fixed Rate Class B Certificates (weighted-average coupon of 3.35%)	―
Floating Rate Class A Certificates (1-month LIBOR plus 35 basis points)	2.1
Floating Rate Class B Certificates (1-month LIBOR plus 57 basis points)	0.1
Total	$15.9

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

We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, committed bank credit facilities and asset securitization conduit facilities. Through our U.S. bank subsidiary, AENB, we also hold collateral eligible for use at the Federal Reserve’s discount window.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under Dodd Frank and other various regulatory liquidity requirements, such as the Liquidity Coverage Ratio, as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. The LCR rule prescribes cash flow assumptions over a 30-day period and establishes qualifying criteria for high-quality liquid assets. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity

As of December 31, 2018, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2018, $1.5 billion was drawn on the Charge Trust facility, which was subsequently repaid on January 15, 2019. No amounts were drawn on the Lending Trust facility.

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
We had approximately $70.5 billion as of December 31, 2018 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility

In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of December 31, 2018 of $3.5 billion, with a maturity date of October 16, 2020. The availability of this credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a certain ratio of combined earnings and fixed charges to fixed charges. As of December 31, 2018, we were in compliance with each of our covenants. As of December 31, 2018, no amounts were drawn on the committed credit facility. The capacity of the facility mainly served to further enhance our contingent funding resources.
Our committed bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on our credit rating.
CASH FLOWS

The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.

TABLE 20: CASH FLOWS

(Billions)	2018	2017	2016
Total cash provided by (used in):
Operating activities	$8.9	$13.5	$8.3
Investing activities	(19.6)	(18.2)	1.8
Financing activities	5.1	12.2	(7.6)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	0.1	0.3	(0.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5.5)	$7.8	$2.3

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for losses, depreciation and amortization, deferred taxes and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
The decrease in net cash provided by operating activities was driven by the amount and timing of payments of accounts payable and other liabilities, partially offset by an increase in net income from normal business operations.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, as well as changes in our available-for-sale investment securities portfolio.

The increase in net cash used in investing activities was driven by a larger net increase in the investment securities portfolio, partially offset by less growth in Card Member receivables and loans.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.

The decrease in net cash provided by financing activities was primarily driven by a lower increase in customer deposits and long-term debt, partially offset by a lower level of share repurchases.

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

TABLE 21: COMMITTED FUTURE OBLIGATIONS BY YEAR

	Payments due by year(a)

(Millions)	2019	2020-2021	2022-2023	2024 and thereafter	Total
Long-term debt	$11,315	$27,342	$14,611	$6,284	$59,552
Interest payments on long-term debt(b)	1,661	2,157	1,002	1,450	6,270
Certificates of deposit	4,748	6,159	2,595	―	13,502
Other long-term liabilities(c) (d)	295	61	6	17	379
Operating lease obligations	140	213	143	832	1,328
Purchase obligations(e)	384	310	26	4	724
Deemed repatriation tax(f)	148	268	268	1,005	1,689
Total	$18,691	$36,510	$18,651	$9,592	$83,444

(a)
The table above excludes approximately $0.7 billion of tax liabilities related to the uncertainty in income taxes as inherent complexities and the number of tax years currently open for examination in multiple jurisdictions do not permit reasonable estimates of payments, if any, to be made over a range of years. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

(b)
Estimated interest payments were calculated using the effective interest rates as of December 31, 2018, and includes the effect of existing interest rate swaps. Actual cash flows may differ from estimated payments.

(c)
As of December 31, 2018, there were no minimum required contributions, and no contributions are currently planned, for the U.S. American Express Retirement Plan. For the U.S. American Express Retirement Restoration Plan and non-U.S. defined benefit pension and postretirement benefit plans, contributions in 2019 are anticipated to be approximately $46 million, and this amount has been included within other long-term liabilities. Remaining obligations under defined benefit pension and postretirement benefit plans aggregating $517 million have not been included in the table above as the timing of such obligations is not determinable. Additionally, other long-term liabilities do not include $8.4 billion of Membership Rewards liabilities, which are not considered long-term liabilities as Card Members in good standing can redeem points immediately, without restrictions, and because the timing of point redemption is not determinable.

(d)
As of December 31, 2018, we had committed to provide funding related to certain tax credit investments resulting in a $237 million unfunded commitment included in other long-term liabilities. In addition to this amount, there was a further $59 million of contractual off-balance sheet obligations that have not been included in the table above as the timing of such obligations is not determinable. Refer to Note 7 to the “Consolidated Financial Statements” for additional information.

(e)
The purchase obligation amounts represent either the early termination fees or non-cancelable minimum contractual obligations, as applicable, by period under contracts that were in effect as of December 31, 2018.

(f)
Represents our estimated obligation under the Tax Act to pay the deemed repatriation tax on certain non-US earnings over eight years. Refer to Note 21 to the “Consolidated Financial Statements” for additional information.

In addition to the contractual obligations noted in Table 21, we have financial commitments related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to eight years. We make payments to such cobrand partners primarily based on Card Members' spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we will pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points. As of December 31, 2018, we had $5.0 billion in such commitments outstanding.
We also have off-balance sheet arrangements that include guarantees, indemnifications and certain other off-balance sheet arrangements.

GUARANTEES

As of December 31, 2018, we had guarantees and indemnifications totaling approximately $1 billion related primarily to real estate and business dispositions in the ordinary course of business. Refer to Note 16 to the “Consolidated Financial Statements” for further discussion regarding our guarantees.

CERTAIN OTHER OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we had approximately $302 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection plans that cover losses associated with purchased products. The maximum potential liability related to these plans is the portion of annual billed business for which timely and valid disputes may be raised under applicable law and relevant customer agreements. However, based on historical experience, we believe that this total amount is not representative of our actual potential loss exposure. The actual amount of the potential exposure cannot be quantified as the billed business volumes which may include or result in claims under these plans are not sufficiently estimable. Losses related to these protection plans were immaterial for the years ended December 31, 2018, 2017 and 2016.
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
The Audit and Compliance Committee of our Board of Directors reviews and approves compliance policies, which include our Compliance Risk Tolerance Statement. In addition, the Audit and Compliance Committee reviews the effectiveness of our Corporate-wide Compliance Risk Management Program. More broadly, this committee is responsible for assisting the Board in its oversight responsibilities relating to the integrity of our financial statements and financial reporting process, internal and external auditing, including the qualifications and independence of the independent registered public accounting firm and the performance of our internal audit services function, and the integrity of our systems of internal controls.
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

The Compensation and Benefits Committee of our Board of Directors works with the Chief Risk Officer to ensure our overall compensation programs, as well as those covering our risk-taking employees, appropriately balance risk with business incentives and how business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting goals. Our Chief Risk Officer also reviews the current and forward-looking risk profiles of each business unit, and provides input into performance evaluation. The Chief Risk Officer meets with the Compensation and Benefits Committee and attests whether performance goals and results have been achieved without taking imprudent risks. The Compensation and Benefits Committee uses a risk-balanced incentive compensation framework to decide on our bonus pools and the compensation of senior executives.
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
As defined in the ERM policy, we follow the “three lines of defense” approach to risk management. The first line of defense comprises functions and management committees directly initiating risk taking. Business unit presidents, our Chief Credit Officer, Chief Market Risk Officer and Functional Risk Officer are part of the first line of defense. The second line comprises independent functions overseeing risk-taking activities of the first line. The Chief Risk Officer, the Chief Compliance & Ethics Officer, the Chief Operational Risk Officer and certain control groups, both at the enterprise level and within regulated entities, are part of the second line of defense. The global risk oversight team oversees the policies, strategies, frameworks, models, processes and capabilities deployed by the first line teams and provides challenges and independent assessments on how the first line of defense is managing risks. In addition, the Asset Liability Committee, chaired by our Chief Financial Officer, is responsible for managing market, liquidity and asset/liability risk, capital and resolution planning.
Our Internal Audit Group constitutes the third line of defense, and provides independent assessments and effective challenge of the first and second lines of defense.
CREDIT RISK MANAGEMENT PROCESS
Credit risk is defined as loss due to obligor or counterparty default or changes in the credit quality of a counterparty or security. Our credit risks are divided into two broad categories: individual and institutional. Each has distinct risk management capabilities, strategies, and tools. Business units that create individual or institutional credit risk exposures of significant importance are supported by dedicated risk management teams, each led by a Chief Credit Officer.
INDIVIDUAL CREDIT RISK

Individual credit risk arises from consumer and small business charge cards, credit cards, lines of credit, and term loans. These portfolios consist of millions of customers across multiple geographies, industries and levels of net worth. We benefit from the high-quality profile of our customers, which is driven by our brand, premium customer servicing, product features and risk management capabilities, which span underwriting, customer management and collections. Externally, the risk in these portfolios is generally correlated to broad economic trends, such as unemployment rates and gross domestic product (GDP) growth.
The business unit leaders and their Chief Credit Officers take the lead in managing the credit risk process. These Chief Credit Officers are guided by the Individual Credit Risk Committee (ICRC), which is responsible for implementation and enforcement of the Individual Credit Risk Management Policy. The ICRC ensures compliance with ERMC guidelines and procedures and escalates to the ERMC as appropriate. The Individual Credit Risk Management Policy is further supported by subordinate policies and operating manuals covering decision logic and processes of credit extension, including prospecting, new account approvals, point-of-sale authorizations, credit line management and collections. The subordinate risk policies and operating manuals are designed to ensure consistent application of risk management principles and standardized reporting of asset quality and loss recognition.
Credit risk management is supported by sophisticated proprietary scoring and decision-making models that use up-to-date information on prospects and customers, such as spending and payment history and data feeds from credit bureaus. We have developed data-driven economic decision logic for customer interactions to better serve our customers.

INSTITUTIONAL CREDIT RISK
Institutional credit risk arises principally within our GCS, GMS, GNS and Foreign Exchange Services businesses, as well as investment and liquidity management activities. Unlike individual credit risk, institutional credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.

Similar to Individual Credit Risk, business units taking institutional credit risks are supported by Chief Credit Officers. These officers are guided by the Institutional Risk Management Committee (IRMC), which is responsible for implementation and enforcement of the Institutional Credit Risk Management Policy and for providing guidance to the credit officers of each business unit with substantial institutional credit risk exposures. The committee, along with the business unit Chief Credit Officers, makes investment decisions in core risk capabilities, ensures proper implementation of the underwriting standards and contractual rights for risk mitigation, monitors risk exposures, and determines risk mitigation actions. The IRMC formally reviews large institutional risk exposures to ensure compliance with ERMC guidelines and procedures and escalates them to the ERMC as appropriate. At the same time, the IRMC provides guidance to the business unit risk management teams to optimize risk-adjusted returns on capital. A centralized risk rating unit provides risk assessment of our institutional obligors.
Exposure to the Airline and Travel Industry
We have multiple important cobrand, rewards, merchant acceptance and corporate payments arrangements with airlines. The ERM program evaluates the risks posed by our airline partners and the overall airline strategy companywide through comprehensive business analysis of global airlines, and the travel industry more broadly, including cruise lines, travel agencies and tour operators. Our largest airline partner is Delta, and this relationship includes exclusive cobrand credit card partnerships and other arrangements including Membership Rewards redemption, merchant acceptance, travel and corporate payments. See "We face intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations" under “Risk Factors” for additional information.
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2018, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.
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
We use the operational risk framework to identify, measure, monitor and report inherent and emerging operational risks. This framework, supervised by the ORMC, consists of (a) operational risk event capture, (b) a project office to coordinate issue management and control enhancements, (c) key risk indicators, and (d) process and entity-level risk assessments.
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
See “A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and significant legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards” under “Risk Factors” for additional information.

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
We view our ability to effectively mitigate compliance risk as an important aspect of our business model. Our Global Compliance and Ethics organization is responsible for establishing and maintaining our corporate-wide Compliance Risk Management Program. Pursuant to this program, we seek to manage and mitigate compliance risk by assessing, controlling, monitoring, measuring and reporting the legal and regulatory risks to which we are exposed. The Compliance Risk Management Committee (CRMC), chaired by the Chief Compliance and Ethics Officer, is responsible for identifying, evaluating, managing, and escalating compliance risks. The CRMC has a dual reporting relationship directly to both the ERMC and the Audit and Compliance Committee.
We have a comprehensive Anti-Money Laundering program that monitors and reports suspicious activity to the appropriate government authorities. As part of that program, the Global Risk Oversight team provides independent risk assessment of the rules used by the Anti-Money Laundering team. In addition, the Internal Audit Group reviews the processes for practices consistent with regulatory guidance.
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
MARKET RISK MANAGEMENT PROCESS
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include interest rate risk and foreign exchange risk. Interest rate risk is driven by the relationship between interest rates on assets (such as loans, receivables and investment securities) and interest rates on liabilities (such as debt and deposits). Foreign exchange risk arises from transactions, funding, investments and earnings in currencies other than the U.S. dollar.
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

As of December 31, 2018, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental effect on our annual net interest income of approximately $177 million. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from a rate increase is then measured by instantaneously increasing the anticipated future interest rates by 100 basis points. It is further assumed that our interest-rate sensitive assets and the majority of our liabilities that reprice within the twelve-month horizon generally reprice by 100 basis points. Our estimated repricing risk assumes that certain deposit liabilities reprice at a lower magnitude than benchmark rate movements consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
In addition to parallel rate changes, our net interest income is subject to changes in the relationship between market benchmark rates. For example, movements in Prime rate change the yield on a large portion of our variable-rate U.S. lending receivables and loans, while LIBOR rates determine the effective interest rate on a significant portion of our outstanding funding. Differences in the rate of change of these two benchmark indices, commonly referred to as basis risk, would thus impact our net interest income. The detrimental effect on our net interest income of a hypothetical 10 basis point decrease in the spread between Prime and LIBOR over the next twelve months is estimated to be $27 million. We currently have approximately $45 billion of Prime-based, variable-rate U.S. lending receivables and loans and $27 billion of LIBOR-indexed debt, including asset securitizations. The replacement of LIBOR as a benchmark rate can have a further detrimental impact on our LIBOR-indexed debt if rates suddenly rise as new market activity transfers to other benchmark curves, such as the Secured Overnight Financing Rate.
Foreign exchange exposures arise in four principal ways: 1) Card Member spending in currencies that are not the billing currency, 2) cross-currency transactions and balances from our funding activities, 3) cross-currency investing activities, such as in the equity of foreign subsidiaries, and 4) revenues generated and expenses incurred in foreign currencies, which impact earnings.
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2018 and 2017, foreign currency derivative instruments with total notional amounts of approximately $29 billion and $30 billion were outstanding, respectively.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial impact to projected earnings as of December 31, 2018. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2018. With respect to earnings denominated in foreign currencies, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next twelve months would be approximately $140 million as of December 31, 2018. We refined our process to forecast future earnings denominated in foreign currencies that resulted in a reclassification of certain forecasted expenses from U.S. dollar to foreign currencies. The same sensitivity analysis as of December 31, 2017, using the refined process, would have been approximately $154 million.
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
Liquidity risk is managed by the Funding and Liquidity Committee. In addition, the Market Risk Oversight Officer provides independent oversight of liquidity risk management. We manage liquidity risk by maintaining access to a diverse set of cash, readily-marketable securities and contingent sources of liquidity, such that we can continuously meet our business requirements and expected future financing obligations for at least a twelve-month period in the event we are unable to raise new funds under our regular funding programs during a substantial weakening in economic conditions. We consider the trade-offs between maintaining too much liquidity, which can be costly and limit financial flexibility, and having inadequate liquidity, which may result in financial distress during a liquidity event.
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
In estimating these losses, we use statistical and analytical models that analyze portfolio performance and reflect our judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. We also consider whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member loans and receivables. Refer to Note 4 to the "Consolidated Financial Statements" for additional information.
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
As of December 31, 2018, a 10 percent increase in our estimate of losses inherent in the outstanding portfolio of Card Member loans and receivables, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $271 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent our expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2018, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $113 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $106 million.

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
In particular, the Tax Act is complex and requires interpretation of certain provisions to estimate the impact on our income tax expense. The estimates are based on the information available and our current interpretation of the Tax Act, and may change due to changes in interpretations and assumptions we make and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, the Financial Accounting Standards Board or others regarding the Tax Act. Refer to Note 21 to the "Consolidated Financial Statements" for additional information.

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
Cards-in-force — Represents the number of cards that are issued and outstanding by American Express (proprietary cards-in-force) and cards issued and outstanding under network partnership agreements with banks and other institutions, including joint ventures (GNS cards-in-force), except for GNS retail cobrand cards that had no out-of-store spending activity during the prior twelve months. Basic cards-in-force excludes supplemental cards issued on consumer accounts.
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
Cobrand cards — Cards issued under cobrand agreements with selected commercial firms. Pursuant to the cobrand agreements, we make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The partner is then liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program.

Credit cards — Represents cards that have a range of revolving payment terms, grace periods, and rate and fee structures.
Discount revenue — Primarily represents revenue earned from fees charged to merchants who have entered into a card acceptance agreement. The discount fee is generally deducted from our payment for Card Member purchases.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•
our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations, the company’s ability to control operating expense growth and generate operating leverage, and the company’s ability to continue executing its share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, litigation-related settlements, judgments or expenses, the imposition of fines or civil money penalties, increases in Card Member reimbursements, restructurings, impairments and changes in reserves; the amount we spend on customer engagement and our inability to drive growth from such investments; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); a greater impact from new or renegotiated cobrand agreements than expected, which could be affected by spending volumes and customer engagement; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending and revolve balances, growth in Card Member loans and the yield on Card Member loans not remaining consistent with current expectations, a greater decline of the average discount rate than expected, the strengthening of the U.S. dollar beyond expectations, the willingness of Card Members to pay higher card fees, lower spending on new cards acquired than estimated, and our inability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

•
changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept American Express cards, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;

•
the average discount rate changing by a greater amount than anticipated, including as a result of changes in the mix of spending by location and industry, merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates in the European Union and elsewhere) and other factors;

•
our delinquency and write-off rates and growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquencies generally, as well as macroeconomic factors, the mix of balances, newer vintages and balance transfers, loans and receivables related to new Card Members and other borrowers performing as expected, credit performance of new and enhanced lending products, unemployment rates, the volume of bankruptcies, collections capabilities and recoveries of previously written-off loans and receivables;

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

•
our net interest yield on average Card Member loans not remaining consistent with current expectations, which will be influenced by, among other things, the difference between the prime rate and our cost of funds, changes in consumer behavior that affect loan balances (such as paydown rates), our Card Member acquisition strategy, product mix, credit actions, including line size and other adjustments to credit availability, changes in the level of loans at promotional rates and other pricing changes, which could be impacted by, among other things, changes in benchmark interest rates, competitive pressure and regulatory constraints;

•
the actual amount to be spent on customer engagement, which will be based in part on management’s assessment of competitive opportunities; overall business performance and changes in macroeconomic conditions; our ability to cost effectively enhance card products and services to make them attractive to Card Members; Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers, as well as the degree of interest of Card Members in the value propositions we offer; the costs related to reward point redemptions, advertising and Card Member acquisition; our ability to continue to shift Card Member acquisition to digital channels; new and renegotiated contractual obligations with business partners; and the pace and cost of the expansion of our global lounge collection;

•
our ability to control operating expense growth, which could be impacted by the need to increase significant categories of operating expenses, such as consulting or professional fees, including as a result of increased litigation, compliance or regulatory-related costs, or cyber or fraud costs; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater -than -expected inflation; and the level of M&A activity and related expenses;

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

•
our tax rate not remaining consistent with current expectations, which could be impacted by, among other things, the company’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items;

•
a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;

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

•
changes in global economic and business conditions, consumer and business spending generally, the availability and cost of capital, unemployment rates, geopolitical conditions, Brexit, prolonged or recurring government shutdowns, trade policies, foreign currency rates and interest rates, all of which may significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations;

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

•
legal and regulatory developments, which could require us to make fundamental changes to many of our business practices, including our ability to continue certain cobrand and agent relationships in their current form; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase stock; or result in harm to the American Express brand;

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2018, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN EXPRESS COMPANY:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries ("the Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

February 13, 2019

 We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Millions, except per share amounts)	2018	2017	2016
Revenues
Non-interest revenues
Discount revenue	$24,721	$22,890	$22,377
Net card fees	3,441	3,090	2,886
Other fees and commissions	3,153	2,990	2,718
Other	1,360	1,457	1,678
Total non-interest revenues	32,675	30,427	29,659
Interest income
Interest on loans	9,941	8,148	7,214
Interest and dividends on investment securities	118	89	131
Deposits with banks and other	547	326	139
Total interest income	10,606	8,563	7,484
Interest expense
Deposits	1,287	779	598
Long-term debt and other	1,656	1,333	1,107
Total interest expense	2,943	2,112	1,705
Net interest income	7,663	6,451	5,779
Total revenues net of interest expense	40,338	36,878	35,438
Provisions for losses
Charge card	937	795	696
Card Member loans	2,266	1,868	1,235
Other	149	97	96
Total provisions for losses	3,352	2,760	2,027
Total revenues net of interest expense after provisions for losses	36,986	34,118	33,411
Expenses
Marketing and business development	6,470	5,722	6,249
Card Member rewards	9,696	8,687	7,819
Card Member services	1,777	1,392	1,100
Salaries and employee benefits	5,250	5,258	5,259
Other, net	5,671	5,634	4,942
Total expenses	28,864	26,693	25,369
Pretax income	8,122	7,425	8,042
Income tax provision	1,201	4,677	2,667
Net income	$6,921	$2,748	$5,375
Earnings per Common Share — (Note 22)(a)
Basic	$7.93	$3.00	$5.63
Diluted	$7.91	$2.99	$5.61
Average common shares outstanding for earnings per common share:
Basic	856	883	933
Diluted	859	886	935

(a)
Represents net income less (i) earnings allocated to participating share awards of $54 million, $21 million and $43 million for the years ended December 31, 2018, 2017 and 2016, respectively, and (ii) dividends on preferred shares of $80 million, $81 million and $80 million for the years ended December 31, 2018, 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Millions)	2018	2017	2016
Net income	$6,921	$2,748	$5,375
Other comprehensive (loss) income:
Net unrealized securities losses, net of tax	(8)	(7)	(51)
Foreign currency translation adjustments, net of tax	(172)	301	(218)
Net unrealized pension and other postretirement benefits, net of tax	11	62	19
Other comprehensive (loss) income:	(169)	356	(250)
Comprehensive income	$6,752	$3,104	$5,125

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2018	2017
Assets
Cash and cash equivalents
Cash and due from banks	$3,253	$5,148
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2018, $64; 2017, $48)	24,026	27,709
Short-term investment securities	166	70
Total cash and cash equivalents	27,445	32,927
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2018, $8,539; 2017, $8,919), less reserves: 2018, $573; 2017, $521	55,320	53,526
Other receivables, less reserves: 2018, $25; 2017, $31	2,907	3,209
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2018, $33,194; 2017, $25,695), less reserves: 2018, $2,134; 2017, $1,706	79,720	71,693
Other loans, less reserves: 2018, $124; 2017, $80	3,676	2,607
Investment securities	4,647	3,159
Premises and equipment, less accumulated depreciation and amortization: 2018, $6,015; 2017, $5,455	4,416	4,329
Other assets (includes restricted cash of consolidated variable interest entities: 2018, $70; 2017, $62)	10,471	9,746
Total assets	$188,602	$181,196
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$69,960	$64,452
Travelers Cheques and other prepaid products	2,295	2,555
Accounts payable	12,255	14,657
Short-term borrowings	3,100	3,278
Long-term debt (includes debt issued by consolidated variable interest entities: 2018, $19,509; 2017, $18,560)	58,423	55,804
Other liabilities	20,279	22,189
Total liabilities	$166,312	$162,935
Contingencies and Commitments (Note 13)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2018 and 2017 (Note 17)	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 847 million shares as of December 31, 2018 and 859 million shares as of December 31, 2017	170	172
Additional paid-in capital	12,218	12,210
Retained earnings	12,499	8,307
Accumulated other comprehensive loss
Net unrealized securities losses, net of tax of: 2018,$(1); 2017, $1	(8)	―
Foreign currency translation adjustments, net of tax of: 2018, $(300); 2017, $(363)	(2,133)	(1,961)
Net unrealized pension and other postretirement benefits, net of tax of: 2018, $(170); 2017, $(179)	(456)	(467)
Total accumulated other comprehensive loss	(2,597)	(2,428)
Total shareholders’ equity	22,290	18,261
Total liabilities and shareholders’ equity	$188,602	$181,196

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$6,921	$2,748	$5,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	3,352	2,760	2,027
Depreciation and amortization	1,293	1,321	1,095
Deferred taxes and other	455	782	(1,066)
Stock-based compensation	283	282	254
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	248	475	(332)
Other assets	743	(77)	206
Accounts payable and other liabilities	(4,121)	5,506	1,180
Travelers Cheques and other prepaid products	(244)	(257)	(448)
Net cash provided by operating activities	8,930	13,540	8,291
Cash Flows from Investing Activities
Sales of available-for-sale investment securities	4	2	88
Maturities and redemptions of available-for-sale investment securities	3,499	2,494	2,429
Sales of other investments	―	―	10
Purchases of investments	(5,434)	(2,612)	(2,162)
Net (increase) decrease in Card Member loans and receivables, including held for sale(a)	(15,854)	(16,853)	3,220
Purchase of premises and equipment, net of sales: 2018, $1; 2017, $1; 2016, $2	(1,310)	(1,062)	(1,375)
Acquisitions/dispositions, net of cash acquired	(520)	(211)	(487)
Net cash (used in) provided by investing activities	(19,615)	(18,242)	1,723
Cash Flows from Financing Activities
Net increase (decrease) in customer deposits	5,542	11,385	(1,935)
Net (decrease) increase in short-term borrowings	(148)	(2,300)	888
Proceeds from long-term borrowings	21,524	32,764	8,824
Payments of long-term borrowings	(18,895)	(24,082)	(9,848)
Issuance of American Express common shares	87	129	177
Repurchase of American Express common shares and other	(1,685)	(4,400)	(4,498)
Dividends paid	(1,324)	(1,251)	(1,207)
Net cash provided by (used in) financing activities	5,101	12,245	(7,599)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	129	226	(160)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,455)	7,769	2,255
Cash, cash equivalents and restricted cash at beginning of year	33,263	25,494	23,239
Cash, cash equivalents and restricted cash at end of year	$27,808	$33,263	$25,494

(a) Refer to Note 2 for additional information.

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Dec-18	Dec-17	Dec-16
Cash and cash equivalents per Consolidated Balance Sheets	$27,445	$32,927	$25,208
Restricted cash included in Other assets per Consolidated Balance Sheets	363	336	286
Total cash, cash equivalents and restricted cash	$27,808	$33,263	$25,494

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares		Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2015	$20,673	$	―	$194	$13,348	$(2,534)	$9,665
Cumulative effect of a change in accounting principle - Revenue Recognition	55		―	―	―	―	55
Net income	5,375		―	―	―	―	5,375
Other comprehensive loss	(250)		―	―	―	(250)	―
Repurchase of common shares	(4,421)		―	(14)	(924)	―	(3,483)
Other changes, primarily employee plans	308		―	1	309	―	(2)
Cash dividends declared preferred Series B, $52.00 per share	(39)		―	―	―	―	(39)
Cash dividends declared preferred Series C, $49.00 per share	(41)		―	―	―	―	(41)
Cash dividends declared common, $1.22 per share	(1,137)		―	―	―	―	(1,137)
Balances as of December 31, 2016	20,523		―	181	12,733	(2,784)	10,393
Net income	2,748		―	―	―	―	2,748
Other comprehensive income	356		―	―	―	356	―
Repurchase of common shares	(4,314)		―	(10)	(742)	―	(3,562)
Other changes, primarily employee plans	212		―	1	219	―	(8)
Cash dividends declared preferred Series B, $52.00 per share	(39)		―	―	―	―	(39)
Cash dividends declared preferred Series C, $49.00 per share	(42)		―	―	―	―	(42)
Cash dividends declared common, $1.34 per share	(1,183)		―	―	―	―	(1,183)
Balances as of December 31, 2017	18,261		―	172	12,210	(2,428)	8,307
Net income	6,921		―	―	―	―	6,921
Other comprehensive loss	(169)		―	―	―	(169)	―
Repurchase of common shares	(1,570)		―	(3)	(216)	―	(1,351)
Other changes, primarily employee plans	200		―	1	224	―	(25)
Cash dividends declared preferred Series B, $52.00 per share	(39)		―	―	―	―	(39)
Cash dividends declared preferred Series C, $49.00 per share	(41)		―	―	―	―	(41)
Cash dividends declared common, $1.48 per share	(1,273)		―	―	―	―	(1,273)
Balances as of December 31, 2018	$22,290	$	―	$170	$12,218	$(2,597)	$12,499

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

Effective for the second quarter of 2018, we realigned our reportable operating segments to reflect the organizational changes announced during the first quarter of 2018. Prior periods have been revised to conform to the new reportable operating segments, which are as follows:

•
Global Consumer Services Group (GCSG), which primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.

•
Global Commercial Services (GCS), which primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.

•
Global Merchant and Network Services (GMNS), which operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers, merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries around the world.

Corporate functions and certain other businesses and operations are included in Corporate & Other.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Significant intercompany transactions are eliminated.
We consolidate entities in which we hold a “controlling financial interest.” For voting interest entities, we are considered to hold a controlling financial interest when we are able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, we are considered to hold a controlling financial interest when we are determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE.
Entities in which our voting interest in common equity does not provide it with control, but allows us to exert significant influence over operating and financial decisions, are accounted for under the equity method. We also have investments in equity securities where our voting interest is below the level of significant influence, including investments that we make in non-public companies in the ordinary course of business. Such investments are initially recorded at cost and adjusted to fair value through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company or if they are determined to be impaired. See Note 5 for the accounting policy for our marketable equity securities.

FOREIGN CURRENCY

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period; non-monetary assets and liabilities are translated at the historic exchange rate at the date of the transaction; revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported net in Other expenses, in our Consolidated Statements of Income.

AMOUNTS BASED ON ESTIMATES AND ASSUMPTIONS

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for Card Member losses on loans and receivables, Membership Rewards liability, goodwill and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

INCOME STATEMENT
Discount Revenue

Discount revenue primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members. The amount of fees charged for accepting our cards as payment for goods or services, or merchant discount, varies with, among other factors, the industry in which the merchant conducts business, the merchant’s overall American Express-related transaction volume, the method of payment, the settlement terms with the merchant, the method of submission of transactions and, in certain instances, the geographic scope of the card acceptance agreement between the merchant and us (e.g., local or global) and the transaction amount. The merchant discount is generally deducted from the payment to the merchant and recorded as discount revenue at the time the Card Member transaction occurs.
The card acceptance agreements, which include the agreed-upon terms for charging the merchant discount fee, vary in duration. Our contracts with small- and medium-sized merchants generally have no fixed contractual duration, while those with large merchants are generally for fixed periods, which typically range from three to seven years in duration. Our fixed-period agreements may include auto-renewal features, which may allow the existing terms to continue beyond the stated expiration date until a new agreement is reached. We satisfy our obligations under these agreements over the contract term, often on a daily basis, including through the processing of Card Member transactions and the availability of our payment network.
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

Other Fees and Commissions
Other fees and commissions includes certain fees charged to Card Members, including delinquency fees and foreign currency conversion fees, which are primarily recognized in the period in which they are charged to the Card Member. Other fees and commissions also includes Membership Rewards program fees, which are deferred and recognized over the period covered by the fee, typically one year, the unamortized portion of which is included in Other liabilities on the Consolidated Balance Sheets. In addition, Other fees and commissions includes loyalty coalition-related fees, travel commissions and fees and service fees earned from merchants, that are recognized when the service is performed, which is generally in the period the fee is charged. Refer to Note 19 for additional information.
Contra-revenue
Payments made pursuant to contractual arrangements with our merchants, GNS partners, and other customers are classified as contra-revenue, except where we receive goods, services or other benefits for which the fair value is determinable and measurable, in which case they are recorded as expense.

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

Card Member Rewards

We issue charge and credit cards that allow Card Members to participate in various rewards programs (e.g., Membership Rewards, cobrand and cash back). Rewards expense is recognized in the period Card Members earn rewards, generally by spending on their enrolled card products. We record a Card Member rewards liability that represents the estimated cost of points earned that are expected to be redeemed. Pursuant to cobrand agreements, we make payments to our cobrand partners based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The partner is then liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program. Card Member rewards liabilities are impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. Changes in the Card Member rewards liabilities during the period are taken as an increase or decrease to the Card Member rewards expense in the Consolidated Statement of Income.
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

Goodwill

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. We allocate goodwill to our reporting units for the purpose of impairment testing. A reporting unit is defined as an operating segment, or a business that is one level below an operating segment, for which discrete financial information is regularly reviewed by the operating segment manager.

We evaluate goodwill for impairment annually as of June 30, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. Prior to completing the assessment of goodwill for impairment, we also perform a recoverability test of certain long-lived assets. We have the option to perform a qualitative assessment of goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Alternatively, we can perform a more detailed quantitative assessment of goodwill impairment.

This qualitative assessment entails the evaluation of factors such as economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other company and reporting unit-specific events. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the impairment evaluation using the quantitative assessment.

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

When measuring the fair value of our reporting units in the quantitative assessment, we use widely accepted valuation techniques, applying a combination of the income approach (discounted cash flows) and market approach (market multiples). When preparing discounted cash flow models under the income approach, we use internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, we use the expected cost of equity, determined by using a capital asset pricing model. We believe the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in our internally-developed forecasts. When using market multiples under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings or revenues) to our reporting units’ actual results.

For the years ended December 31, 2018 and 2017, we performed a qualitative assessment in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of our reporting units exceeded their carrying values.
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
Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining term of the leased facility, or the economic life of the improvement, and ranges from 5 to 10 years. We maintain operating leases worldwide for facilities and equipment. Rent expense for facility leases is recognized ratably over the lease term, and includes adjustments for rent concessions, rent escalations and leasehold improvement allowances. We recognize lease restoration obligations at the fair value of the restoration liabilities when incurred and amortize the restoration assets over the lease term.
Certain costs associated with the acquisition or development of internal-use software are also capitalized and recorded in Premises and equipment. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s estimated useful life, generally 5 years. We review these assets for impairment using the same impairment methodology used for our intangible assets.

OTHER SIGNIFICANT ACCOUNTING POLICIES

The following table identifies our other significant accounting policies, along with the related Note and page number where the Note can be found.

Significant Accounting Policy	Note Number	Note Title	Page
Accounts Receivable	Note 3	Loans and Accounts Receivable	Page 86
Loans	Note 3	Loans and Accounts Receivable	Page 86
Reserves for Losses	Note 4	Reserves for Losses	Page 92
Investment Securities	Note 5	Investment Securities	Page 94
Asset Securitizations	Note 6	Asset Securitizations	Page 96
Membership Rewards	Note 10	Other Liabilities	Page 103
Stock-based Compensation	Note 11	Stock Plans	Page 104
Retirement Plans	Note 12	Retirement Plans	Page 106
Legal Contingencies	Note 13	Contingencies and Commitments	Page 106
Derivative Financial Instruments and Hedging Activities	Note 14	Derivatives and Hedging Activities	Page 108
Fair Value Measurements	Note 15	Fair Values	Page 111
Income Taxes	Note 21	Income Taxes	Page 119
Regulatory Matters and Capital Adequacy	Note 23	Regulatory Matters and Capital Adequacy	Page 123
Reportable Operating Segments	Note 25	Reportable Operating Segments and Geographic Operations	Page 126

CLASSIFICATION OF VARIOUS ITEMS

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including the reclassification of certain business development expenses from Other expenses to Marketing and business development, that were not directly attributable to the adoption of the new revenue recognition guidance.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance on leases. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Consolidated Balance Sheets. Beginning with the quarter ending March 31, 2019, our financial statements will reflect the adoption of this standard using the modified retrospective method. We have elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods.
We have operating leases worldwide for facilities and equipment, which will be recorded as lease-related assets and liabilities upon adoption of the new guidance for those leases with terms greater than 12 months. Under the guidance, we have also elected to not separate lease and non-lease components in the recognition of the assets and liabilities, as well as the related lease expense. Lease-related assets, or right-of-use assets, will be recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, and initial direct costs, and offset by lease incentives received. Lease-related liabilities will be recognized at the present value of the remaining contractual fixed lease payments, discounted using the Company’s incremental borrowing rate. Operating lease expense will continue to be recognized on a straight-line basis over the lease term, while variable lease payments will continue to be expensed as incurred.
The adoption of the standard will have the impact of increasing consolidated assets and liabilities by approximately $700 million and will not have a material impact on our financial position, results of operations, cash flows or regulatory risk-based capital. In conjunction with the adoption, we are upgrading our lease administration software and modifying our business processes and internal controls.
In June 2016, the FASB issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, with early adoption permitted on January 1, 2019. We do not intend to early adopt the new standard. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. We continue to evaluate the impact the new guidance will have on our financial position, results of operations, cash flows, credit ratings and regulatory risk-based capital. We expect that the CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, and may result in material increases to our credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. However, the extent of the impact will depend on the characteristics of our loan portfolio, macroeconomic conditions and forecasted information at the date of adoption. We continue to be actively engaged in cross-functional implementation efforts and are in the process of developing and implementing CECL models that satisfy the requirements of the new standard, along with appropriate business processes and controls.
In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional reclassification is effective January 1, 2019. We are evaluating the new guidance, along with any impacts on our financial position, results of operations and cash flows, none of which are expected to be material.

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

The adoption of the new guidance also resulted in changes to the recognition timing of certain revenues, the impact of which is not material to net income. Similarly, the adoption did not have a material impact on our financial position or cash flows. We had no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2018 and 2017. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In adopting the guidance, we implemented changes to our accounting policies, business processes, systems and internal controls to support the recognition, measurement and disclosure requirements under the new standard. Such changes were not material.

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

NOTE 2

BUSINESS EVENTS

LOANS AND RECEIVABLES PORTFOLIO DISPOSITIONS

During the fourth quarter of 2015, it was determined we would sell the Card Member loans and receivables related to our cobrand partnerships with JetBlue Airways Corporation (JetBlue) and Costco Wholesale Corporation (Costco) in the United States (the HFS portfolios). As a result, the HFS portfolios were presented as held for sale (HFS) on the Consolidated Balance Sheets within Card Member loans and receivables HFS as of December 31, 2015. During the first half of 2016, we completed the sales of substantially all of these outstanding Card Member loans and receivables HFS and recognized gains, as an expense reduction in Other expenses, of $127 million and $1.1 billion during the three months ended March 31, 2016 and June 30, 2016, respectively. The impact of the sales, including the recognition of the proceeds received and the reclassification of the retained Card Member loans and receivables, was reported within the investing section of the Consolidated Statements of Cash Flows as a net decrease in Card Member receivables and loans, including HFS. From the point of classification as HFS through the sale completion dates, we continued to recognize discount revenue, interest income, other revenues and expenses related to the HFS portfolios in the respective line items on the Consolidated Statements of Income, with changes in the valuation of the HFS portfolios recognized in Other expenses.
LOAN PORTFOLIO ACQUISITION
During the first quarter of 2018, we acquired the portion of the Hilton Worldwide Holdings Inc. cobrand credit card loan portfolio that we did not previously own (the acquired Hilton portfolio). The acquired Hilton portfolio had an outstanding principal and interest balance of approximately $1 billion at acquisition. None of the credit card loans acquired were considered purchased credit impaired at acquisition date. The cash outflows related to this acquisition are reported within the investing section of the Consolidated Statements of Cash Flows primarily as a net increase in Card Member receivables and loans.

NOTE 3

LOANS AND ACCOUNTS RECEIVABLE

Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.
CARD MEMBER AND OTHER LOANS

Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent revolving amounts due on lending card products, as well as amounts due from charge Card Members who utilize the Pay Over Time features on their account and elect to revolve a portion of the outstanding balance by entering into a revolving payment arrangement with us. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members, and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts and the amounts that Card Members choose to revolve are subject to finance charges.
Card Member loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued interest and fees. Our policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that we believe will not be collected.
Card Member loans by segment and Other loans as of December 31, 2018 and 2017 consisted of:

(Millions)	2018	2017
Global Consumer Services Group(a)	$69,458	$62,319
Global Commercial Services	12,396	11,080
Card Member loans	81,854	73,399
Less: Reserve for losses	2,134	1,706
Card Member loans, net	$79,720	$71,693
Other loans, net(b)	$3,676	$2,607

(a)
Includes approximately $33.2 billion and $25.7 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2018 and 2017, respectively. The balance as of December 31, 2018 also includes loans related to the acquired Hilton portfolio (refer to Note 2).

(b)
Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $124 million and $80 million as of December 31, 2018 and 2017, respectively.

CARD MEMBER AND OTHER RECEIVABLES

Card Member receivables are also recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent amounts due on charge card products. Each charge card transaction is authorized based on its likely economics, a Card Member’s most recent credit information and spend patterns. Additionally, global spend limits are established to limit our maximum exposure.
Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 4), and include principal and any related accrued fees.
Card Member accounts receivable by segment and Other receivables as of December 31, 2018 and 2017 consisted of:

(Millions)	2018	2017
Global Consumer Services Group (a)	$21,455	$20,946
Global Commercial Services	34,438	33,101
Card Member receivables	55,893	54,047
Less: Reserve for losses	573	521
Card Member receivables, net	$55,320	$53,526
Other receivables, net (b)	$2,907	$3,209

(a)	Includes $8.5 billion and $8.9 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of both December 31, 2018 and 2017, respectively.

(b)
Other receivables primarily represent amounts related to (i) GNS partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $25 million and $31 million as of December 31, 2018 and 2017, respectively.

CARD MEMBER LOANS AND CARD MEMBER RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2018 and 2017:

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,442	$290	$220	$506	$69,458
Global Commercial Services
Global Small Business Services	12,195	51	32	73	12,351
Global Corporate Payments(a)	(b)	(b)	(b)	―	45
Card Member Receivables:
Global Consumer Services Group	21,207	80	50	118	21,455
Global Commercial Services
Global Small Business Services	$16,460	$101	$53	$114	$16,728
Global Corporate Payments(a)	(b)	(b)	(b)	$129	$17,710

2017 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$61,491	$238	$190	$400	$62,319
Global Commercial Services
Global Small Business Services	10,892	43	31	59	11,025
Global Corporate Payments(a)	(b)	(b)	(b)	―	55
Card Member Receivables:
Global Consumer Services Group	20,696	82	54	114	20,946
Global Commercial Services
Global Small Business Services	$15,868	$91	$54	$106	$16,119
Global Corporate Payments(a)	(b)	(b)	(b)	$148	$16,982

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

(b)
Delinquency data for periods other than 90+ days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES

The following tables present the key credit quality indicators as of or for the years ended December 31:
	2018			2017
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.1%	2.5%	1.5%	1.8%	2.2%	1.3%
Global Small Business Services	1.7%	2.0%	1.3%	1.6%	1.9%	1.2%
Card Member Receivables:
Global Consumer Services Group	1.6%	1.8%	1.2%	1.5%	1.7%	1.2%
Global Small Business Services	1.7%	2.0%	1.6%	1.6%	1.8%	1.6%

			2018		2017
			Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments			0.11%	0.7%	0.10%	0.9%
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

IMPAIRED CARD MEMBER LOANS AND RECEIVABLES

Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. We consider impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) nonaccrual loans and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

In instances where the Card Member is experiencing financial difficulty, we may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. We have classified Card Member loans and receivables in these modification programs as TDRs and continue to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.”
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Upon entering the modification program, the Card Member’s ability to make future purchases is either cancelled, or in certain cases suspended until the Card Member successfully exits the modification program. In accordance with the modification agreement with the Card Member, loans may revert back to the original contractual terms (including the contractual interest rate) when the Card Member exits the modification program, which is (i) when all payments have been made in accordance with the modification agreement or, (ii) when the Card Member defaults out of the modification program. We establish a reserve for Card Member interest charges and fees considered to be uncollectible.
Reserves for Card Member loans and receivables modified as TDRs are determined as the difference between the cash flows expected to be received from the Card Member (taking into consideration the probability of subsequent defaults), discounted at the original effective interest rates, and the carrying value of the related Card Member loan or receivables balance. We determine the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate. All changes in the impairment measurement are included in Provisions for losses in the Consolidated Statements of Income.

The following tables provide additional information with respect to our impaired Card Member loans and receivables as of December 31, 2018, 2017 and 2016. Impaired Card Member loans and receivables outside the U.S. are not significant as of December 31, 2018, 2017 and 2016; therefore, such loans and receivables are not included in the following tables unless otherwise noted.

	As of December 31, 2018
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$344	$236	$313	$131	$1,024	$923	$80
Global Commercial Services	43	43	59	29	174	161	14
Card Member Receivables:
Global Consumer Services Group	―	―	29	13	42	42	2
Global Commercial Services	―	―	61	25	86	86	5
Total	$387	$279	$462	$198	$1,326	$1,212	$101

	As of December 31, 2017
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$289	$168	$178	$131	$766	$694	$49
Global Commercial Services	38	31	31	27	127	118	8
Card Member Receivables:
Global Consumer Services Group	―	―	15	9	24	24	1
Global Commercial Services	―	―	37	19	56	56	2
Total	$327	$199	$261	$186	$973	$892	$60

	As of December 31, 2016
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$230	$139	$165	$129	$663	$609	$51
Global Commercial Services	30	30	26	26	112	103	9
Card Member Receivables:
Global Consumer Services Group	―	―	11	6	17	17	7
Global Commercial Services	―	―	28	10	38	38	21
Total	$260	$169	$230	$171	$830	$767	$88

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

(c)
Accounts classified as a TDR include $17 million, $15 million and $20 million that are over 90 days past due and accruing interest and $6 million, $5 million and $11 million that are non-accruals as of December 31, 2018, 2017 and 2016, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $148 million, $141 million and $132 million of Card Member accounts that have successfully completed a modification program and $50 million, $45 million and $39 million of Card Member accounts that were not in compliance with the terms of the modification programs as of December 31, 2018, 2017 and 2016, respectively.

(f)
GCSG includes balances outside the U.S. of $69 million, $56 million and $52 million that are over 90 days and accruing interest and $68 million, $55 million and $51 million in unpaid principal as of December 31, 2018, 2017 and 2016, respectively.

The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables for the years ended December 31:

2018 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$878	$109
Global Commercial Services	150	21
Card Member Receivables:
Global Consumer Services Group	33	―
Global Commercial Services	73	―
Total	$1,134	130

		Interest Income
2017 (Millions)	Average Balance	Recognized
Card Member Loans:
Global Consumer Services Group	$699	$85
Global Commercial Services	120	17
Card Member Receivables:
Global Consumer Services Group	20	―
Global Commercial Services	45	―
Total	$884	$102

		Interest Income
2016 (Millions)	Average Balance	Recognized
Card Member Loans:
Global Consumer Services Group	$612	$68
Global Commercial Services	103	13
Card Member Receivables:
Global Consumer Services Group	14	―
Global Commercial Services	28	―
Total	$757	$81

CARD MEMBER LOANS AND RECEIVABLES MODIFIED AS TDRS

The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the years ended December 31:

2018	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	51	$377	12	(b)
Card Member Receivables	6	110	(c)	28
Total	57	$487

2017	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	33	$224	10	(b)
Card Member Receivables	6	83	(c)	28
Total	39	$307

2016	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	31	$220	9	(b)
Card Member Receivables	9	123	(c)	18
Total	40	$343

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

The following table provides information with respect to Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification for the years ended December 31, 2018, 2017 and 2016. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2018	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$46
Card Member Receivables	4	11
Total	12	$57

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2017	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	6	$39
Card Member Receivables	3	7
Total	9	$46

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2016	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	7	$41
Card Member Receivables	3	4
Total	10	$45

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

NOTE 4

RESERVES FOR LOSSES

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.
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
Card Member loans and receivables balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due. Card Member loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification.

CHANGES IN CARD MEMBER LOANS RESERVE FOR LOSSES

The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2018	2017	2016
Balance, January 1	$1,706	$1,223	$1,028
Provisions(a)	2,266	1,868	1,235
Net write-offs (b)
Principal	(1,539)	(1,181)	(930)
Interest and fees	(304)	(227)	(175)
Other(c)	5	23	65
Balance, December 31	$2,134	$1,706	$1,223

(a)	Provisions for principal, interest and fee reserve components.

(b)
Principal write-offs are presented less recoveries of $444 million, $409 million and $379 million for the years ended December 31, 2018, 2017 and 2016, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(33) million, $(30) million and $(34) million, for the years ended December 31, 2018, 2017 and 2016, respectively.

(c)
Includes foreign currency translation adjustments of $(11) million, $8 million and $(10) million, and other adjustments of $16 million, $15 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The year ended December 31, 2016 included reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment as a result of retaining certain loans in connection with the respective sales of JetBlue and Costco cobrand card portfolios.

CARD MEMBER LOANS EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of December 31:

(Millions)	2018	2017	2016
Card Member loans evaluated individually for impairment (a)	$532	$367	$346
Related reserves(a)	$94	$57	$60
Card Member loans evaluated collectively for impairment (b)	$81,322	$73,032	$64,919
Related reserves(b)	$2,040	$1,649	$1,163

(a)	Represents loans modified as a TDR and related reserves.

(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR LOSSES

The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2018	2017	2016
Balance, January 1	$521	$467	$462
Provisions(a)	937	795	696
Net write-offs(b)	(859)	(736)	(674)
Other(c)	(26)	(5)	(17)
Balance, December 31	$573	$521	$467

(a)	Provisions for principal and fee reserve components.

(b)
Net write-offs are presented less recoveries of $367 million, $366 million and $394 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts include net recoveries (write-offs) from TDRs of nil, $2 million and $(16) million, for the years ended December 31, 2018, 2017 and 2016, respectively.

(c)
Includes foreign currency translation adjustments of $(6) million, $12 million and $(12) million, and other adjustments of $(20) million, $(17) million and $(5) million for the years ended December 31, 2018, 2017 and 2016, respectively.

CARD MEMBER RECEIVABLES EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of December 31:

(Millions)	2018	2017	2016
Card Member receivables evaluated individually for impairment(a)	$128	$80	$55
Related reserves(a)	$7	$3	$28
Card Member receivables evaluated collectively for impairment	$55,765	$53,967	$47,253
Related reserves(b)	$566	$518	$439

(a)	Represents receivables modified as a TDR and related reserves.

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

Refer to Note 15 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:

	2018				2017				2016
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$594	$4	$(2)	$596	$1,369	$11	$(3)	$1,377	$2,019	$28	$(11)	$2,036
U.S. Government agency obligations	10	―	―	10	11	―	―	11	12	―	―	12
U.S. Government treasury obligations	3,452	5	(17)	3,440	1,051	3	(9)	1,045	465	3	(8)	460
Corporate debt securities	28	―	―	28	28	―	―	28	19	―	―	19
Mortgage-backed securities (a)	50	1	―	51	67	2	―	69	92	3	―	95
Foreign government bonds and obligations	474	―	―	474	581	―	―	581	486	1	(1)	486
Equity securities (b)	51	―	(3)	48	51	―	(3)	48	51	―	(2)	49
Total	$4,659	$10	$(22)	$4,647	$3,158	$16	$(15)	$3,159	$3,144	$35	$(22)	$3,157

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Equity securities comprise investments in common stock and mutual funds.

The following table provides information about our investment securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of December 31:

	2018						2017
	Less than 12 months				12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses
State and municipal obligations	$	―	$	―	$82	$(1)	$157	$(3)	$	―	$	―
U.S. Government treasury obligations		224		(2)	791	(15)	650	(3)		175		(6)
Equity securities	(a)		(a)		(a)	(a)	―	―		36		(2)
Total		$224		$(2)	$873	$(16)	$807	$(6)		$211		$(8)

(a)	Effective January 1, 2018, the unrealized gains and losses on equity securities are recorded in the Consolidated Statements of Income and are no longer assessed for other-than-temporary impairment.

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of December 31:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2018:
90%–100%	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
Total as of December 31, 2018	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
2017:
90%–100%	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)
Total as of December 31, 2017	34	$807	$(6)	13	$211	$(8)	47	$1,018	$(14)

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

Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2018 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations(a)	$13	$47	$66	$470	$596
U.S. Government agency obligations	―	―	―	10	10
U.S. Government treasury obligations	1,773	1,534	131	2	3,440
Corporate debt securities	2	26	―	―	28
Mortgage-backed securities(a)	―	―	―	51	51
Foreign government bonds and obligations	474	―	―	―	474
Total Estimated Fair Value	$2,262	$1,607	$197	$533	$4,599

Total Cost	$2,261	$1,617	$199	$531	$4,608
Weighted average yields(b)	2.81%	2.15%	3.49%	3.53%	2.69%

(a)
The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

(b)
Average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

NOTE 6

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

The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of December 31, 2018, our ownership of variable interests was $15.5 billion and $7 billion for the Lending Trust and the Charge Trust, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.

The debt securities issued by the Trusts are non-recourse to us. The securitized Card Member loans and receivables held by the Lending Trust and the Charge Trust, respectively, are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions (refer to Note 3). The long-term debt of each Trust is payable only out of collections on their respective underlying securitized assets (refer to Note 9).

The following table provides information on the restricted cash held by the Trusts as of December 31, 2018 and 2017, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2018	2017
Lending Trust	$67	$55
Charge Trust	3	7
Total	$70	$62

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the year ended December 31, 2018, no such triggering events occurred.

NOTE 7

OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2018	2017
Goodwill	$3,072	$3,009
Deferred tax assets, net(a)	1,480	1,637
Prepaid expenses(b)	1,458	684
Tax credit investments	1,043	1,023
Derivative assets(a)	396	124
Restricted cash(c)	363	336
Other intangible assets, at amortized cost(b)	275	899
Other	2,384	2,034
Total	$10,471	$9,746

(a)
Refer to Notes 14 and 21 for a discussion of derivative assets and deferred tax assets, net. For 2018 and 2017, $174 million and $98 million, respectively, of foreign deferred tax liabilities is reflected in Other liabilities. Derivative assets reflect the impact of master netting agreements and cash collateral.

(b)	As of September 30, 2018, $796 million of net assets previously included within Other intangible assets were reclassified to Prepaid expenses.

(c)	Includes restricted cash available to settle obligations related to certain Card Member credit balances and customer deposits, as well as coupon and maturity obligations of consolidated VIEs.

GOODWILL

The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:

(Millions)	GCSG	GCS	GMNS	Total
Balance as of December 31, 2016	$590	$1,711	$626	$2,927
Acquisitions	19	―	―	19
Dispositions	―	―	―	―
Other(a)	28	13	22	63
Balance as of December 31, 2017	$637	$1,724	$648	$3,009
Acquisitions	90	―	―	90
Dispositions	―	―	―	―
Other(a)	(20)	(6)	(1)	(27)
Balance as of December 31, 2018	$707	$1,718	$647	$3,072

(a)	Primarily includes foreign currency translation.

Accumulated impairment losses were $221 million and $220 million as of December 31, 2018 and 2017, respectively.

OTHER INTANGIBLE ASSETS
Intangible assets are amortized on a straight-line basis over their estimated useful lives of 1 to 22 years. We review long-lived assets and asset groups, including intangible assets, for impairment whenever events and circumstances indicate their carrying amounts may not be recoverable. An impairment is recognized if the carrying amount is not recoverable and exceeds the asset or asset group’s fair value.

The gross carrying amount for other intangible assets as of December 31, 2018 and 2017 was $702 million and $2,105 million, respectively, with accumulated amortization of $427 million and $1,206 million, respectively. As of September 30, 2018, certain assets previously classified within Other intangible assets were reclassified to Prepaid expenses.

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $212 million, $207 million and $194 million, respectively.

TAX CREDIT INVESTMENTS

We account for our tax credit investments, including Qualified Affordable Housing (QAH) investments, using the equity method of accounting. As of December 31, 2018 and 2017, we had $1,043 million and $1,023 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, of which $1,006 million and $1,018 million, respectively, specifically related to QAH investments. Included in QAH investments as of December 31, 2018 and 2017, we had $936 million and $933 million, respectively, specifically related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.
As of December 31, 2018, we had committed to provide funding related to certain of these QAH investments, which is expected to be paid between 2019 and 2033, resulting in a $237 million unfunded commitment reported in Other liabilities, of which $228 million specifically related to unconsolidated VIEs.
In addition, we had contractual off-balance sheet obligations, which were not deemed probable of being drawn, to provide additional funding up to $59 million for these QAH investments as of December 31, 2018, fully related to unconsolidated VIEs.
During the years ended December 31, 2018 and 2017, we recognized equity method losses related to our QAH investments of $126 million and $112 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $97 million and $74 million, respectively, recognized in Income tax provision.

NOTE 8

CUSTOMER DEPOSITS

As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2018	2017
U.S.:
Interest-bearing	$69,144	$63,666
Non-interest-bearing (includes Card Member credit balances of: 2018, $376 million; 2017, $358 million)	412	395
Non-U.S.:
Interest-bearing	28	34
Non-interest-bearing (includes Card Member credit balances of: 2018, $367 million; 2017, $344 million)	376	357
Total customer deposits	$69,960	$64,452

Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2018	2017
U.S. retail deposits:
Savings accounts ― Direct	$39,491	$31,915
Certificates of deposit:(a)
Direct	817	290
Third-party (brokered)	12,667	16,684
Sweep accounts ―Third-party (brokered)	16,169	14,777
Other deposits:
U.S. non-interest bearing deposits	36	37
Non-U.S. deposits	37	47
Card Member credit balances ― U.S. and non-U.S.	743	702
Total customer deposits	$69,960	$64,452

(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 47 months and 2.38 percent, respectively, as of December 31, 2018.

The scheduled maturities of certificates of deposit as of December 31, 2018 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2019	$4,730	$18	$4,748
2020	4,290	―	4,290
2021	1,869	―	1,869
2022	2,278	―	2,278
2023	317	―	317
After 5 years	―	―	―
Total	$13,484	$18	$13,502

As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2018	2017
U.S.	$276	$114
Non-U.S.	9	11
Total	$285	$125

NOTE 9

DEBT

SHORT-TERM BORROWINGS

Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2018		2017
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt(a)	Outstanding Balance	Year-End Stated Interest Rate on Debt(a)
Commercial paper(b)	$752	2.71%	$1,168	1.54%
Other short-term borrowings(c)	2,348	1.94	2,110	2.34
Total	$3,100	2.13%	$3,278	2.05%
(a)	For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2018 and 2017.

(b)	Average commercial paper outstanding was $228 million and $1,076 million in 2018 and 2017, respectively.

(c)	Primarily includes book overdrafts with banks due to timing differences arising in the ordinary course of business.

We maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 15, 2020. The facility was undrawn as of both December 31, 2018 and 2017.

We paid $7.8 million and $9.2 million in fees to maintain the secured borrowing facility in 2018 and 2017, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT

Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2018					2017
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)		Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company
(Parent Company only)
Fixed Rate Senior Notes	2019 - 2042	$14,043	3.48%	3.64%		$10,377	3.85%	3.17%
Floating Rate Senior Notes	2020 - 2023	3,600	3.17			1,750	1.93	―
Subordinated Notes	2024	598	3.63	3.66		598	3.63	2.66
American Express Credit Corporation
Fixed Rate Senior Notes	2019 - 2027	16,677	2.28	3.06		19,652	2.24	2.27
Floating Rate Senior Notes	2019 - 2022	3,800	3.31	―		4,550	2.09	―
American Express National Bank(d)
Floating Rate Senior Notes		―	―	―		125	1.89	―
American Express Lending Trust
Fixed Rate Senior Notes	2019 - 2023	12,474	2.28	―		8,099	1.90	―
Floating Rate Senior Notes	2019 - 2023	5,125	2.80	―		5,800	2.03	―
Fixed Rate Subordinated Notes	2020 - 2022	240	2.37	―		206	2.21	―
Floating Rate Subordinated Notes	2019 - 2023	167	2.96	―		192	2.05	―
American Express Charge Trust II
Floating Rate Senior Notes	2020	1,535	2.89	―		4,200	1.79	―
Floating Rate Subordinated Notes		―	―	―		87	2.11	―
Other
Capitalized Leases	2021 - 2033	19	5.54	―		23	5.59	―
Floating Rate Borrowings	2019 - 2021	262	0.42	―	%	256	0.42	―	%
Unamortized Underwriting Fees		(117)				(111)
Total Long-Term Debt		$58,423	2.77%			$55,804	2.44%

(a)
The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 14 for more details on our treatment of fair value hedges.

(b)	For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2018 and 2017.
(c)
Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2018 and 2017.

(d)
2017 balances are those of American Express Centurion Bank prior to the merger of two former bank entities into a new single bank entity effective April 1, 2018. As of December 31, 2017, American Express Centurion Bank was the only legacy entity of American Express National Bank (AENB) to have debt securities outstanding.

Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2018 were as follows:

(Millions)	2019	2020	2021	2022	2023	Thereafter	Total
American Express Company (Parent Company only)	$641	$2,000	$4,250	$3,525	$4,350	$4,273	$19,039
American Express Credit Corporation	7,150	6,600	2,890	2,050	―	2,000	20,690
American Express Lending Trust	3,488	6,924	2,909	2,001	2,685	―	18,007
American Express Charge Trust II	―	1,535	―	―	―	―	1,535
Other	36	90	144	―	―	11	281
	$11,315	$17,149	$10,193	$7,576	$7,035	$6,284	$59,552
Unamortized Underwriting Fees							(117)
Unamortized Discount and Premium							(771)
Impacts due to Fair Value Hedge Accounting							(241)
Total Long-Term Debt							$58,423

We maintained a bank line of credit of $3.5 billion as of December 31, 2018 and 2017, all of which was undrawn as of the respective dates. These undrawn amounts support contingent funding needs. The availability of the credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a 1.25 ratio of combined earnings and fixed charges, to fixed charges. As of December 31, 2018 and 2017, we were not in violation of any of our debt covenants.
Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2020. As of December 31, 2018 and 2017, $1.5 billion and $3.0 billion, respectively, were drawn on this facility.
We paid $14.2 million and $16.3 million in fees to maintain these lines in 2018 and 2017, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $2.7 billion, $2.0 billion and $1.7 billion in 2018, 2017 and 2016, respectively.

NOTE 10

OTHER LIABILITIES

The following is a summary of Other liabilities as of December 31:

(Millions)	2018	2017
Membership Rewards liability	$8,414	$7,751
Employee-related liabilities(a)	2,164	2,277
Deferred card and other fees, net	1,759	1,554
Repatriation tax liability(b)	1,689	1,703
Card Member rebate and reward accruals(c)	1,596	1,564
Book overdraft balances	1,028	2,837
Other(d)	3,629	4,503
Total	$20,279	$22,189

(a)	Employee-related liabilities include employee benefit plan obligations and incentive compensation.

(b)	Refer to Note 21 for additional information.
(c)	Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(d)
Other includes accruals for general operating expenses, client incentives, merchant rebates, payments to third-party card-issuing partners, marketing and business development, restructuring and reengineering reserves, QAH unfunded commitments and derivatives.

MEMBERSHIP REWARDS

The Membership Rewards program allows enrolled Card Members to earn points that can be redeemed for a broad range of rewards including travel, shopping, gift cards, and covering eligible charges. We record a balance sheet liability that represents management’s best estimate of the cost of points earned that are expected to be redeemed in the future. The weighted average cost (WAC) per point and the Ultimate Redemption Rate (URR) are key assumptions used to estimate the Membership Rewards liability. We use statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes.
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

DEFERRED CARD AND OTHER FEES, NET

The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, was as follows:

(Millions)	2018	2017
Deferred card and other fees(a)	$2,208	$1,996
Deferred direct acquisition costs	(282)	(280)
Reserves for membership cancellations	(167)	(162)
Deferred card and other fees, net	$1,759	$1,554

(a)	Includes deferred fees for Membership Rewards program participants.

NOTE 11

STOCK PLANS

STOCK OPTION AND AWARD PROGRAMS

Under our 2016 Incentive Compensation Plan and previously under our 2007 Incentive Compensation Plan, awards may be granted to employees and other key individuals who perform services for us and our participating subsidiaries. These awards may be in the form of stock options, restricted stock awards or units (RSAs/RSUs), portfolio grants (PGs) or other incentives, and similar awards designed to meet the requirements of non-U.S. jurisdictions.
For our Incentive Compensation Plans, there were a total of 12 million, 14 million and 17 million common shares unissued and available for grant as of December 31, 2018, 2017, and 2016, respectively, as authorized by our Board of Directors and shareholders.
A summary of stock option and RSA/RSU activity as of December 31, 2018, and changes during the year, is presented below:

	Stock Options		RSAs/RSUs
(Shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Price
Outstanding as of December 31, 2017	7,262	$58.92	7,215	$70.29
Granted	282	98.47	2,221	98.20
Exercised/vested	(1,844)	46.95	(2,407)	77.41
Forfeited	(216)	65.36	(463)	78.80
Expired	―	―	―	―
Outstanding as of December 31, 2018	5,484	64.73	6,566	$76.52
Options vested and expected to vest as of December 31, 2018	5,473	64.73
Options exercisable as of December 31, 2018	3,230	$57.04

We recognize the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award, net of expected forfeitures. Those costs are recognized ratably over the vesting period.

STOCK OPTIONS

Each stock option has an exercise price equal to the market price of our common stock on the date of grant. Stock options generally vest 100 percent on the third anniversary of the grant date and have a contractual term of 10 years from the date of grant.
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, vested, and expected to vest as of December 31, 2018, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.6	4.0	5.6
Aggregate intrinsic value (millions)	$169	$124	$168

The intrinsic value of options exercised during 2018, 2017 and 2016 was $104 million, $197 million and $51 million, respectively, (based upon the fair value of our stock price at the date of exercise). Cash received from the exercise of stock options in 2018, 2017 and 2016 was $87 million, $130 million and $175 million, respectively.
Effective January 1, 2017, we adopted new accounting guidance for employee share-based payments and accordingly, income tax benefits related to stock option exercises were recognized in our Consolidated Statements of Income in the amount of $18 million and $59 million for the years ended December 31, 2018 and 2017, respectively. Previously, such benefits were recorded in Additional paid-in capital. The tax benefit realized from income tax impacts of stock option exercises, which was recorded in Additional paid-in capital, in 2016 was $4 million.

The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2018, 2017 and 2016:

	2018	2017	2016
Dividend yield	1.4%	1.8%	1.9%
Expected volatility(a)	22%	24%	25%
Risk-free interest rate	2.7%	2.3%	1.5%
Expected life of stock option (in years)(b)	7.1	6.9	6.3
Weighted-average fair value per option	$23.17	$18.18	$13.67

(a)	The expected volatility is based on both weighted historical and implied volatilities of our common stock price.

(b)	The expected life of stock options was determined using both historical data and expectations of option exercise behavior.

On October 31, 2017, certain senior executives were awarded stock options with a term of seven years, and include a three-year service condition, as well as performance and market conditions. Therefore, the fair values of these options were estimated at the grant date using a Monte Carlo Valuation model with the following assumptions:

October 31, 2017
Dividend yield	1.58%
Expected volatility(a)	21.41%
Risk-free interest rate	2.26%
Expected life of stock option (in years)	7
Fair value per option	$19.18

(a)	The expected volatility is based on both weighted historical and implied volatilities of our common stock price.

RESTRICTED STOCK AWARDS AND UNITS

RSAs/RSUs are valued based on the stock price on the date of grant and contain either a) service conditions or b) both service and performance conditions. RSAs/RSUs containing only service conditions generally vest 25 percent per year beginning with the first anniversary of the grant date. RSAs/RSUs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned depends on the achievement of predetermined Company metrics. All RSA/RSU holders receive non-forfeitable dividends or dividend equivalents. The total fair value of shares vested during 2018, 2017 and 2016, was $239 million, $180 million and $171 million, respectively (based upon our stock price at the vesting date).
The weighted-average grant date fair value of RSAs/RSUs granted in 2018, 2017 and 2016 was $98.20, $77.80 and $55.55, respectively.
LIABILITY-BASED AWARDS
Certain employees are awarded PGs and other incentive awards that can be settled with cash or equity shares at our discretion, and final Compensation and Benefits Committee payout approval. These awards earn value based on performance, market and/or service conditions, and vest over periods of one to three years.
PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2018, 2017 and 2016 was $56 million, $48 million and $41 million, respectively.
SUMMARY OF STOCK PLAN EXPENSE

The components of our total stock-based compensation expense (net of forfeitures) for the years ended December 31 are as follows:

(Millions)	2018	2017	2016
Restricted stock awards(a)	$181	$170	$178
Stock options(a)	19	21	14
Liability-based awards	88	92	60
Total stock-based compensation expense (b)	$288	$283	$252

(a)
As of December 31, 2018, the total unrecognized compensation cost related to unvested RSAs/RSUs and options of $179 million and $12 million, respectively, will be recognized ratably over the weighted-average remaining vesting period of 2.1 years and 1.6 years, respectively.

(b)
The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements for the years ended December 31, 2018, 2017 and 2016 was $69 million, $102 million and $89 million, respectively.

NOTE 12

RETIREMENT PLANS

DEFINED CONTRIBUTION RETIREMENT PLANS

We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $272 million, $349 million and $234 million in 2018, 2017 and 2016, respectively.

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Our primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. For these plans, the total net benefit was $0.4 million in 2018, and the total net expense was $25 million and $24 million in 2017 and 2016, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $563 million and $626 million, respectively, and is recorded in Other liabilities.

NOTE 13

CONTINGENCIES AND COMMITMENTS

CONTINGENCIES

In the ordinary course of business, we and our subsidiaries are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings). We disclose our material legal proceedings under Part I, Item 3. “Legal Proceedings.”

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

For those disclosed material legal proceedings and VAT matters where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $400 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the merchant cases disclosed in Part I, Item 3. "Legal Proceedings" could have a material adverse effect on our business.

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
COMMITMENTS

We lease certain facilities and equipment under non-cancelable and cancelable agreements, for which total rental expense was $142 million, $151 million and $169 million in 2018, 2017 and 2016, respectively.
As of December 31, 2018, the minimum aggregate rental commitment under all non-cancelable operating leases (net of subleases of $14 million) was as follows:

(Millions)
2019	$140
2020	118
2021	95
2022	78
2023	65
Thereafter	832
Total	$1,328

As of December 31, 2018, our future minimum lease payments under capital leases or other similar arrangements is approximately $4 million in each of 2019 and 2020, $1 million in each of 2021 and 2022, $2 million in 2023 and $8 million in aggregate thereafter.

As of December 31, 2018, we had $5.0 billion in commitments related to agreements with certain cobrand partners under which we make payments based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained.

NOTE 14

DERIVATIVES AND HEDGING ACTIVITIES

We use derivative financial instruments to manage exposures to various market risks. These instruments derive their value from an underlying variable or multiple variables, including interest rates, foreign exchange rates, and an equity index or price, and are carried at fair value on the Consolidated Balance Sheets. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of our market risk management. We do not transact in derivatives for trading purposes.
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include:

•
Interest rate risk due to changes in the relationship between interest rates on our assets (such as loans, receivables and investment securities) and interest rates on our liabilities  (such as debt and deposits); and

•	Foreign exchange risk related to earnings, funding, transactions and investments in currencies other than the U.S. dollar.

We centrally monitor market risks using market risk limits and escalation triggers as defined in our Asset/Liability Management Policy. Our market exposures are in large part by-products of the delivery of our products and services.

Interest rate risk primarily arises through the funding of Card Member receivables and fixed-rate loans with variable-rate borrowings, as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime, LIBOR and the overnight indexed swap rate. Interest rate exposure within our charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to economically convert fixed-rate debt obligations to variable-rate obligations, or to convert variable-rate debt obligations to fixed-rate obligations. We may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by Card Member cross-currency spend, foreign currency balance sheet exposures, foreign subsidiary equity and foreign currency earnings in entities outside the United States. Our foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure, to the extent it is economical, through various means, including the use of derivatives such as foreign exchange forwards and cross-currency swap contracts.
Derivatives may give rise to counterparty credit risk, which is the risk that a derivative counterparty will default on, or otherwise be unable to perform pursuant to, an uncollateralized derivative exposure. We manage this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved by us and rated as investment grade, and counterparty risk exposures are centrally monitored.
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, we have in certain instances entered into master netting agreements with our derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of our derivative assets and liabilities as of December 31, 2018 and 2017 are subject to such master netting agreements with our derivative counterparties, and there are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on our Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for most of our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2018, these derivatives were not in a net liability position. We have no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties as of December 31, 2018 and 2017, no credit risk adjustment to the derivative portfolio was required.
Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 15 for a description of our methodology for determining the fair value of derivatives.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$34	$11	$74	$34
Net investment hedges - Foreign exchange contracts	222	117	61	89
Total derivatives designated as hedging instruments	256	128	135	123
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives(b)	258	82	79	95
Total derivatives, gross	514	210	214	218
Less: Cash collateral netting(c) (d)	(28)	(6)	(78)	(45)
Derivative asset and derivative liability netting(e)	(90)	(80)	(90)	(80)
Total derivatives, net	$396	$124	$46	$93

(a)	For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.

(b)	Includes foreign currency derivatives embedded in certain operating agreements.

(c)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to cash collateral held from the counterparty or cash collateral posted with the counterparty.

(d)
We posted $84 million and $146 million as of December 31, 2018 and 2017, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(e)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

DERIVATIVE FINANCIAL INSTRUMENTS THAT QUALIFY FOR HEDGE ACCOUNTING

Derivatives executed for hedge accounting purposes are documented and designated as such when we enter into the contracts. In accordance with our risk management policies, we structure our hedges with terms similar to those of the item being hedged. We formally assess, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of the hedged items. These assessments usually are made through the application of a regression analysis method. If it is determined that a derivative is not highly effective as a hedge, we will discontinue the application of hedge accounting.

FAIR VALUE HEDGES
A fair value hedge involves a derivative designated to hedge our exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof, that is attributable to a particular risk.
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $24.0 billion and $23.8 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2018 and 2017, respectively.

Gains or losses on the fair value hedging instrument principally offset the losses or gains on the hedged item attributable to the hedged risk. The changes in the fair value of the derivative and the changes in the hedged item may not fully offset due to differences between a debt obligation’s interest rate and the benchmark rate,  primarily due to credit spreads at inception of the hedging relationship that are not reflected in the fair value of the interest rate swap. Furthermore, the difference may be caused by changes in 1-month LIBOR, 3-month LIBOR and the overnight indexed swap rate, as spreads between these rates impact the fair value of the interest rate swap without an exact offsetting impact to the fair value of the hedged debt.

The following table presents the gains and losses associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2018	2017	2016
	Interest expense(a)	Other expenses	Other expenses
Fixed-rate long-term debt	$59	$206	$163
Derivatives designated as hedging instruments	(43)	(246)	(184)
Total	$16	$(40)	$(21)

(a)
We adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense. Refer to Note 1 for additional information.

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $23.7 billion and $23.6 billion as of December 31, 2018 and 2017, respectively, including offsetting amounts of $241 million and $182 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
We recognized a net increase of $51 million in Interest expense on Long-term debt for the year ended December 31, 2018, and net reductions of $133 million and $224 million for the years ended December 31, 2017 and 2016, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notionals of approximately $9.6 billion and $9.5 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2018 and 2017, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $328 million, a loss of $370 million and a gain of $281 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accumulated gains within AOCI of $1 million for the year ended December 31, 2018, and losses of $31 million and $5 million for the years ended December 31, 2017 and 2016, respectively, were reclassified into Other expenses upon investment sales or liquidations.
DERIVATIVES NOT DESIGNATED AS HEDGES
We have derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of designated currencies at an agreed upon rate for settlement on a specified date.
We also have certain operating agreements containing payments that may be linked to a market rate or price, primarily foreign currency rates. The payment components of these agreements may meet the definition of an embedded derivative, in which case the embedded derivative is accounted for separately and is classified as a foreign exchange contract based on its primary risk exposure.
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $60 million, a net loss of $29 million and a net gain of $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are recognized in Other expenses.
The changes in the fair value of an embedded derivative resulted in losses of $11 million and nil for the years ended December 31, 2018 and 2017, respectively, and a gain of $9 million for the year ended December 31, 2016, and are recognized in Card Member services expense.

NOTE 15

FAIR VALUES

Fair value is defined as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

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

•
Level 3 ― Inputs that are unobservable and reflect our own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). We did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.

We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2018 and 2017, there were no Level 3 transfers.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2018						2017
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$48		$1	$47	$	―	$48	$1	$47	$	―
Debt securities	4,599		―	4,599		―	3,111	1,045	2,066		―
Derivatives, gross(a)	514		―	514		―	210	―	210		―
Total Assets	5,161		1	5,160		―	3,369	1,046	2,323		―
Liabilities:
Derivatives, gross(a)	214		―	214		―	218	―	218		―
Total Liabilities	$214	$	―	$214	$	―	$218	―	218		―

(a)	Refer to Note 5 for the fair values of investment securities and to Note 14 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

VALUATION TECHNIQUES USED IN THE FAIR VALUE MEASUREMENT OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE

For the financial assets and liabilities measured at fair value on a recurring basis (categorized in the valuation hierarchy table above), we apply the following valuation techniques:

Investment Securities

When available, quoted prices of identical investment securities in active markets are used to estimate fair value. Such investment securities are classified within Level 1 of the fair value hierarchy.
When quoted prices of identical investment securities in active markets are not available, the fair values for our investment securities are obtained primarily from pricing services engaged by us, and we receive one price for each security. The fair values provided by the pricing services are estimated using pricing models, where the inputs to those models are based on observable market inputs or recent trades of similar securities. Such investment securities are classified within Level 2 of the fair value hierarchy. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, we did not apply any adjustments to prices received from the pricing services.
We reaffirm our understanding of the valuation techniques used by our pricing services at least annually. In addition, we corroborate the prices provided by our pricing services by comparing them to alternative pricing sources. In instances where price discrepancies are identified between different pricing sources, we evaluate such discrepancies to ensure that the prices used for our valuation represent the fair value of the underlying investment securities. Refer to Note 5 for additional fair value information.

Derivative Financial Instruments

The fair value of our derivative financial instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from actively quoted markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. We reaffirm our understanding of the valuation techniques at least annually and validate the valuation output on a quarterly basis. Our derivative instruments are classified within Level 2 of the fair value hierarchy.
The fair value of our interest rate swaps is determined based on a discounted cash flow method using the following significant inputs: the contractual terms of the swap such as the notional amount, fixed coupon rate, floating coupon rate and tenor, as well as discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated.
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
Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of our credit quality or that of our counterparties. We consider the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 14 for additional fair value information.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2018 and 2017. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2018 and 2017, and require management’s judgment. These figures may not be indicative of future fair values, nor can our fair value be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or
approximate fair value
Cash and cash equivalents(a)	$27	$27		$26	$1	$	―
Other financial assets(b)	58	58		―	58		―
Financial assets carried at other than fair value
Loans, net(c)	83	84		―	―		84

Financial Liabilities:
Financial liabilities for which carrying values equal or
approximate fair value	81	81		―	81		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	13	13		―	13		―
Long-term debt(c)	$58	$59	$	―	$59	$	―

	Carrying	Corresponding Fair Value Amount
2017 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or
approximate fair value
Cash and cash equivalents(a)	$33	$33		$32	$1	$	―
Other financial assets(b)	57	57		―	57		―
Financial assets carried at other than fair value
Loans, net(c)	74	75		―	―		75

Financial Liabilities:
Financial liabilities for which carrying values equal or
approximate fair value	76	76		―	76		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	17	17		―	17		―
Long-term debt(c)	$56	$57	$	―	$57	$	―

(a)	Level 2 amounts reflect time deposits and short-term investments.

(b)
Includes Card Member receivables (including fair values of Card Member receivables of $8.5 billion and $8.9 billion held by a consolidated VIE as of December 31, 2018 and 2017, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $33.0 billion and $25.6 billion as of December 31, 2018 and 2017, respectively, and the fair values of Long-term debt were $19.4 billion and $18.6 billion as of December 31, 2018 and 2017, respectively.

(d)	Presented as a component of Customer deposits on the Consolidated Balance Sheets.

VALUATION TECHNIQUES USED IN THE FAIR VALUE MEASUREMENT OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE

For the financial assets and liabilities that are not required to be carried at fair value on a recurring basis (categorized in the valuation hierarchy table), we apply the following valuation techniques to measure fair value:

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
Financial Assets Carried At Other Than Fair Value
Loans, net
Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for our loans, we use a discounted cash flow model. Due to the lack of a comparable whole loan sales market for similar loans and the lack of observable pricing inputs thereof, we use various inputs to estimate fair value. Such inputs include projected income, discount rates and relevant credit losses. The valuation does not include economic value attributable to future receivables generated by the accounts associated with the loans.

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
Long-term Debt
Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets adjusted for (i) unamortized discount and unamortized fees, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. The fair value of our long-term debt is measured using quoted offer prices when quoted market prices are available. If quoted market prices are not available, the fair value is determined by discounting the future cash flows of each instrument at rates currently observed in publicly-traded debt markets for debt of similar terms and credit risk. For long-term debt, where there are no rates currently observable in publicly traded debt markets of similar terms and comparable credit risk, we use market interest rates and adjust those rates for necessary risks, including our own credit risk. In determining an appropriate spread to reflect our credit standing, we consider credit default swap spreads, bond yields of other long-term debt offered by us, and interest rates currently offered to us for similar debt instruments of comparable maturities.

NONRECURRING FAIR VALUE MEASUREMENTS

We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the years ended December 31, 2018 and 2017, we did not have any material assets that were measured at fair value due to impairment. Equity investments previously held at cost that are adjusted through earnings for observable price changes are not material.

NOTE 16

GUARANTEES

As of December 31, 2018, the maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $46 million, respectively, and related primarily to our real estate and business dispositions. As of December 31, 2017, the maximum potential undiscounted future payments and related liability were $1 billion and $52 million, respectively.

To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

NOTE 17

COMMON AND PREFERRED SHARES

The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2018	2017	2016
Common shares authorized (billions)(a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	859	904	969
Repurchases of common shares	(15)	(50)	(70)
Other, primarily stock option exercises and restricted stock awards granted	3	5	5
Shares issued and outstanding as of December 31	847	859	904

(a)	Of the common shares authorized but unissued as of December 31, 2018, approximately 24 million shares are reserved for issuance under employee stock and employee benefit plans.

On September 26, 2016, the Board of Directors authorized the repurchase of 150 million of common shares over time in accordance with our capital distribution plans submitted to the Board of Governors of the Federal Reserve System (the Federal Reserve) and subject to market conditions. This authorization replaces all prior repurchase authorizations. During 2018, 2017 and 2016, we repurchased 15 million common shares with a cost basis of $1.6 billion, 50 million common shares with a cost basis of $4.3 billion, and 70 million common shares with a cost basis of $4.4 billion, respectively. The cost basis includes commissions paid of $2.2 million, $2.9 million and $1.2 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had approximately 70 million common shares remaining under the Board share repurchase authorization. Such authorization does not have an expiration date.

Common shares are generally retired by us upon repurchase (except for 2.7 million, 2.9 million and 3.0 million shares held as treasury shares as of December 31, 2018, 2017 and 2016, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $207 million, $217 million and $197 million as of December 31, 2018, 2017 and 2016, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES

The Board of Directors is authorized to permit us to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. We have the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of December 31, 2018:

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

In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, the preferred stock then outstanding takes precedence over our common stock for the payment of dividends and the distribution of assets out of funds legally available for distribution to shareholders. Each outstanding series of Preferred Shares has a liquidation price of $1 million per Preferred Share, plus any accrued but unpaid dividends. We may redeem these Preferred Shares at $1 million per Preferred Share (equivalent to $1,000 per depositary share) plus any declared but unpaid dividends in whole or in part, from time to time, on any dividend payment date on or after the respective fixed to floating rate conversion date, or in whole, but not in part, within 90 days of certain bank regulatory changes.
There were no warrants issued and outstanding as of December 31, 2018, 2017 and 2016.

NOTE 18

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized (Losses) Gains on Investment Securities	Foreign Currency Translation Adjustment (Losses) Gains	Net Unrealized Pension and Other Postretirement Benefit (Losses) Gains	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2015	$58	$(2,044)	$(548)	$(2,534)
Net unrealized losses	(45)	―	―	(45)
(Decrease) increase due to amounts reclassified into earnings	(6)	4	―	(2)
Net translation losses on investments in foreign operations	―	(503)	―	(503)
Net gains related to hedges of investments in foreign operations	―	281	―	281
Pension and other postretirement benefits	―	―	19	19
Net change in accumulated other comprehensive (loss) income	(51)	(218)	19	(250)
Balances as of December 31, 2016	7	(2,262)	(529)	(2,784)
Net unrealized losses	(7)	―	―	(7)
Decrease due to amounts reclassified into earnings	―	(7)	―	(7)
Net translation gains on investments in foreign operations(a)	―	678	―	678
Net losses related to hedges of investments in foreign operations	―	(370)	―	(370)
Pension and other postretirement benefits	―	―	62	62
Net change in accumulated other comprehensive (loss) income	(7)	301	62	356
Balances as of December 31, 2017	―	(1,961)	(467)	(2,428)
Net unrealized losses	(10)	―	―	(10)
Net translation losses on investments in foreign operations	―	(500)	―	(500)
Net gains related to hedges of investments in foreign operations	―	328	―	328
Pension and other postretirement benefits	―	―	11	11
Other(b)	2	―	―	2
Net change in accumulated other comprehensive (loss) income	(8)	(172)	11	(169)
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)

(a)	Includes $289 million of recognized tax benefits in the year ended December 31, 2017 (refer to Note 21).

(b)
Represents unrealized gains pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption of the financial instruments guidance effective January 1, 2018 (refer to Note 1).

The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2018	2017	2016
Net unrealized investment securities	$(2)	$(4)	$(27)
Net translation on investments in foreign operations(a)	(44)	(172)	(15)
Net hedges of investments in foreign operations	107	(215)	139
Pension and other postretirement benefits	9	7	37
Total tax impact	$70	$(384)	$134

(a)    Includes $289 million of recognized tax benefits in the year ended December 31, 2017 (refer to Note 21).

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the years ended December 31:

		Gains (losses) recognized in earnings
Description (Millions)	Income Statement Line Item	2018		2017
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses		$1	$(7)
Related income tax	Income tax provision		(1)	14
Reclassification of foreign currency translation adjustments		$	―	$7

NOTE 19

OTHER FEES AND COMMISSIONS, OTHER REVENUES AND OTHER EXPENSES

The following is a detail of Other fees and commissions for the years ended December 31:

(Millions)	2018	2017	2016
Fees charged to Card Members:
Delinquency fees	$959	$888	$762
Foreign currency conversion fee revenue	921	851	809
Other customer fees:
Loyalty coalition-related fees	461	452	409
Travel commissions and fees	395	364	332
Service fees and other(a)	417	435	406
Total Other fees and commissions	$3,153	$2,990	$2,718

(a)	Other includes Membership Rewards program fees that are not related to contracts with customers.

The following is a detail of Other revenues for the years ended December 31:

(Millions)	2018	2017	2016
Global Network Services partner revenues	$260	$327	$350
Other(a)	1,100	1,130	1,328
Total Other revenues	$1,360	$1,457	$1,678

(a)
Other includes revenues arising from net revenue earned on cross-border Card Member spending, merchant-related fees, insurance premiums earned from Card Member travel and other insurance programs, revenues related to the GBT JV transition services agreement, prepaid card and Travelers Cheque-related revenues, earnings from equity method investments (including the GBT JV),  and other miscellaneous revenue and fees.

Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) are not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.

The following is a detail of Other expenses for the years ended December 31:

(Millions)	2018	2017	2016
Professional services	$2,125	$2,040	$2,508
Occupancy and equipment	2,033	2,018	1,837
Gain on sale of HFS portfolios(a)	―	―	(1,218)
Other(b)	1,513	1,576	1,815
Total Other expenses	$5,671	$5,634	$4,942

(a)	Refer to Note 2 for additional information.

(b)
Other expense includes general operating expenses, communication expenses, Card and merchant-related fraud losses, foreign currency-related gains and losses, and gains on the sale of equity investments. For the year ended December 31, 2018, Other expense also includes the loss on a transaction involving the operations of our prepaid reloadable and gift card business and unrealized gains on certain equity investments previously carried at cost. For the year ended December 31, 2017, Other expense also includes charges related to our U.S. loyalty coalition and prepaid businesses.

NOTE 20

RESTRUCTURING

We periodically initiate restructuring programs to support new business strategies and to enhance our overall effectiveness and efficiency. In connection with these programs, we will typically incur severance and other exit costs.
We had $69 million, $199 million and $383 million accrued in total restructuring reserves as of December 31, 2018, 2017 and 2016, respectively. New charges, including net revisions to existing restructuring reserves, which primarily relate to the redeployment of displaced colleagues to other positions, were $(23) million, $42 million and $329 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Cumulatively, we recognized $554 million relating to the restructuring programs that were in progress during 2018 and initiated at various dates between 2011 and 2018, the majority of which has been reflected within Corporate & Other.

NOTE 21

INCOME TAXES

The Tax Act, enacted by the U.S. government on December 22, 2017, made broad and complex changes to the U.S. tax code which required time to interpret. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act required under ASC 740 “Implementation Guidance on Accounting for Uncertainty in Income Taxes” to be reported in the period of enactment. Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.

In 2017, we recorded a net discrete tax charge of $2.6 billion related to the Tax Act that was accounted for as a provisional estimate under SAB 118. We have completed our assessment of and accounting for the Tax Act, and recorded a net discrete tax benefit of $0.1 billion in the current period which represents the final adjustment to our 2017 provisional estimate, which is further explained below.

•
Impacts of Deemed Repatriation: In 2017, we recorded a provisional tax charge of $1.7 billion related to the one-time transition tax on unrepatriated post-1986 accumulated earnings and profits (E&P) of certain foreign subsidiaries.  We have completed our assessment of the transition tax, which resulted in no material change to our original estimate of $1.7 billion. We also recorded a provisional deferred tax liability of $0.3 billion to account for the state income and foreign withholding tax on potential future cash dividends paid from such E&P.  We have completed our assessment and reduced the deferred tax liability for state income and foreign withholding taxes related to certain foreign subsidiaries, which resulted in a discrete tax benefit adjustment of $0.1 billion to our original provisional estimate.

•
Remeasurement of Deferred Tax Assets and Liabilities: In 2017, we recorded a provisional deferred tax charge of $0.6 billion related to the remeasurement of our U.S. federal net deferred tax assets to reflect the change in the corporate tax rate from 35 percent to 21 percent, as well as other provisions of the Tax Act. We have completed our assessment of the remeasurement of deferred tax assets and liabilities, which resulted in no material change to our original estimate.

The global intangible low tax income (GILTI) provisions of the Tax Act impose a minimum tax on foreign income in excess of a deemed return on tangible assets. We have elected to account for GILTI as a current period expense when incurred.

The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2018	2017	2016
Current income tax expense:
U.S. federal	$70	$3,408	$2,180
U.S. state and local	150	259	272
Non-U.S.	681	387	340
Total current income tax expense	901	4,054	2,792
Deferred income tax (benefit) expense:
U.S. federal	276	544	(63)
U.S. state and local	78	(12)	(10)
Non-U.S.	(54)	91	(52)
Total deferred income tax (benefit) expense	300	623	(125)
Total income tax expense	$1,201	$4,677	$2,667

A reconciliation of the U.S. federal statutory rate of 21 percent as of December 31, 2018, and 35 percent as of both December 31, 2017 and 2016, to our actual income tax rate on continuing operations was as follows:

	2018	2017	2016
U.S. statutory federal income tax rate	21.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1.7)	(1.7)	(1.7)
State and local income taxes, net of federal benefit	2.8	2.3	2.7
Non-U.S. subsidiaries' earnings(a)	(0.5)	(5.7)	(2.0)
Tax settlements(b)	(1.9)	(0.7)	(0.6)
U.S. Tax Act(c)	(1.1)	34.8	―
U.S. Tax Act - related adjustments(d)	(3.2)	―	―
Other	(0.6)	(1.0)	(0.2)
Actual tax rates	14.8%	63.0%	33.2%

(a)
Results for 2017 and 2016 primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were previously deemed to be reinvested indefinitely. In addition, 2017 included tax benefits of $156 million, which decreased the actual tax rate by 2.1 percent, related to the realization of certain foreign tax credits.

(b)	Results for 2018 relate to the settlement of the IRS examination for tax years 2008-2014, as well as the resolution of certain tax matters in various jurisdictions.
(c)	Relates to the $2.6 billion provisional charge for the impacts of the Tax Act in 2017 and the adjustments thereto in 2018.
(d)	Relates to changes to the tax method of accounting for certain expenses.

We record a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. In particular, the 2017 balances were reduced to reflect the remeasurement of certain federal net deferred tax assets due to the enacted lower federal tax rate of 21 percent.
The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2018	2017
Deferred tax assets:
Reserves not yet deducted for tax purposes	$2,612	$2,724
Employee compensation and benefits	360	403
Other	431	409
Gross deferred tax assets	3,403	3,536
Valuation allowance	(61)	(46)
Deferred tax assets after valuation allowance	3,342	3,490
Deferred tax liabilities:
Intangibles and fixed assets	1,083	1,057
Deferred revenue	435	306
Deferred interest	171	183
Investment in joint ventures	137	137
Other	210	269
Gross deferred tax liabilities	2,036	1,952
Net deferred tax assets	$1,306	$1,538

A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances as of December 31, 2018 and 2017 are associated with net operating losses and other deferred tax assets in certain non-U.S. operations.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $0.7 billion as of December 31, 2018, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S.  Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2018, have not been provided on those earnings.
Net income taxes paid by us during 2018, 2017 and 2016, were approximately $2.0 billion, $1.4 billion and $3.0 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.

We are subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, we must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the largest amount of benefit that is more likely than not to be realized on ultimate settlement with the taxing authority given the facts, circumstances and information available at the reporting date. We adjust the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. In 2018 we settled our US federal income tax audits for tax years 2008-2014, and the statute of limitations for these years remain open through 2019. Tax years from 2015 onwards are open for examination by the IRS.
The following table presents changes in unrecognized tax benefits:

(Millions)	2018	2017	2016
Balance, January 1	$821	$974	$870
Increases:
Current year tax positions	152	200	167
Tax positions related to prior years	47	39	117
Decreases:
Tax positions related to prior years(a)	(74)	(289)	(81)
Settlements with tax authorities(b)	(192)	(77)	(76)
Lapse of statute of limitations	(44)	(26)	(22)
Effects of foreign currency translations	(9)	―	(1)
Balance, December 31	$701	$821	$974

(a)	Decrease in 2017 due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in AOCI.

(b)	2018 relates to the settlement of the IRS examination for tax years 2008-2014, as well as the resolution of certain tax matters in various jurisdictions.

Included in the unrecognized tax benefits of $0.7 billion, $0.8 billion and $1.0 billion for December 31, 2018, 2017 and 2016, respectively, are approximately $599 million, $723 million and $516 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $151 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $151 million of unrecognized tax benefits, approximately $127 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the years ended December 31, 2018 and 2017, we recognized benefits of approximately $18 million and $90 million, respectively, for interest and penalties. For the year ended December 31, 2016, we recognized approximately $9 million in expenses for interest and penalties. The interest expense benefit in 2017 includes approximately $56 million related to the resolution of an uncertain tax position with the IRS in January 2017, which had no net impact on the income tax provision.
We had approximately $65 million and $83 million accrued for the payment of interest and penalties as of December 31, 2018 and 2017, respectively.

NOTE 22

EARNINGS PER COMMON SHARE (EPS)

The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2018	2017	2016
Numerator:
Basic and diluted:
Net income	$6,921	$2,748	$5,375
Preferred dividends	(80)	(81)	(80)
Net income available to common shareholders	6,841	2,667	5,295
Earnings allocated to participating share awards(a)	(54)	(21)	(43)
Net income attributable to common shareholders	$6,787	$2,646	$5,252
Denominator:(a)
Basic: Weighted-average common stock	856	883	933
Add: Weighted-average stock options(b)	3	3	2
Diluted	859	886	935
Basic EPS	$7.93	$3.00	$5.63
Diluted EPS	$7.91	$2.99	$5.61

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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.7 million, 0.6 million and 2.4 million of options for the years ended December 31, 2018, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 23

REGULATORY MATTERS AND CAPITAL ADEQUACY

We are supervised and regulated by the Board of Governors of the Federal Reserve System (the Federal Reserve) and are subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. Our U.S. bank subsidiary, AENB, is the surviving entity that resulted from the conversion of American Express Centurion Bank, a Utah state-chartered industrial bank, into a national banking association, and the subsequent merger of American Express Bank, FSB, a federal savings bank, into the successor entity as of April 1, 2018. AENB is subject to supervision and regulation, including regulatory capital and leverage requirements, by the Office of the Comptroller of the Currency (OCC).
Under the risk-based capital guidelines of the Federal Reserve, we are required to maintain minimum ratios of CET1, Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as a minimum Tier 1 leverage ratio (Tier 1 capital to average adjusted on-balance sheet assets) and a supplementary leverage ratio (Tier 1 capital to both on-balance sheet and certain off-balance sheet exposures).
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators, that, if undertaken, could have a direct material effect on our operating activities.
As of December 31, 2018 and 2017, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 Capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio	Supplementary Leverage Ratio
December 31, 2018:(a)
American Express Company	$17,498	$19,070	$21,653	11.0%	12.0%	13.6%	10.4%	8.9%
American Express National Bank	$11,564	$11,564	$13,574	12.1%	12.1%	14.2%	9.9%	8.2%
December 31, 2017:(a)
American Express Company	$13,189	$14,721	$17,142	9.0%	10.1%	11.8%	8.6%	(b) %
American Express Centurion Bank	$5,954	$5,954	$6,547	12.7%	12.7%	14.0%	10.2%	(b) %
American Express Bank, FSB	$6,065	$6,065	$6,653	12.9%	12.9%	14.2%	11.7%	(b) %

Well-capitalized ratios(c)				6.5%	8.0%	10.0%	5.0%	N/A
Basel III Standards 2018(d)				6.4%	7.9%	9.9%	4.0%	3.0%
Minimum capital ratios(e)				4.5%	6.0%	8.0%	4.0%	3.0%

(a)
As a Basel III advanced approaches institution in parallel run, capital ratios are reported using Basel III capital definitions, inclusive of transition provisions for the capital ratios and risk-weighted assets using the Basel III standardized approach.

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

RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2018, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $8.8 billion.

BANK HOLDING COMPANY DIVIDEND RESTRICTIONS

We are limited in our ability to pay dividends by the Federal Reserve, which could prohibit a dividend that would be considered an unsafe or unsound banking practice. It is the policy of the Federal Reserve that bank holding companies generally should pay dividends on preferred and common stock only out of net income available to common shareholders generated over the past year, and only if prospective earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, bank holding companies are required by statute to be a source of strength to their insured depository institution subsidiaries and should not maintain dividend levels that undermine their ability to do so. On an annual basis, we are required to develop and maintain a capital plan, which includes planned dividends over a two-year horizon. We may be limited in our ability to pay dividends if the Federal Reserve objects to our capital plan.
In addition, the Capital Rules include a capital conservation buffer of 1.875 percent as of December 31, 2018. The Capital Rules also include a countercyclical capital buffer, which is currently set at zero but which could be increased by the Federal Reserve in the future. These buffers can be satisfied only with CET1 capital. If our risk-based capital ratios were to fall below the applicable buffer levels, we would be subject to certain restrictions on dividends, stock repurchases and other capital distributions, as well as discretionary bonus payments to executive officers.

BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2018, American Express National Bank paid dividends from retained earnings to its parent of $5.9 billion.
AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. AENB must maintain a capital conservation buffer (and countercyclical buffer if in effect). If AENB's risk-based capital ratios do not satisfy minimum requirements plus the combined capital conservation buffer (and the countercyclical capital buffer, if applicable), it will face graduated constraints on dividends and other capital distributions based on the amount of the shortfall. As of December 31, 2018, AENB's retained earnings available for the payment of dividends was $3.9 billion. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB's banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 24

SIGNIFICANT CREDIT CONCENTRATIONS

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2018	2017
On-balance sheet:
Individuals(a)	$123	$112
Institutions(b)	20	20
Financial Services(c)	30	35
U.S. Government and agencies(d)	4	3
Total on-balance sheet	$177	$170

(a)	Primarily reflects loans and receivables from global consumer and small business Card Members, which are governed by individual credit risk management.

(b)	Primarily reflects loans and receivables from global corporate Card Members, which are governed by institutional credit risk management.
(c)	Represents banks, broker-dealers, insurance companies and savings and loan associations.
(d)	Represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities.

As of December 31, 2018 and 2017, our most significant concentration of credit risk was with individuals, including Card Member loans and receivables. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.

The following table details our Card Member loans and receivables exposure (including unused lines-of-credit available to Card Members as part of established lending product agreements) in the United States and outside the United States as of December 31:

(Billions)	2018	2017
On-balance sheet:
U.S.	$111	$102
Non-U.S.	27	25
On-balance sheet	138	127
Unused lines-of-credit:(a)
U.S.	249	224
Non-U.S.	53	49
Total unused lines-of-credit	$302	$273

(a)
Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Because our charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable, and therefore is not reflected in unused credit available to Card Members.

NOTE 25

REPORTABLE OPERATING SEGMENTS AND GEOGRAPHIC OPERATIONS

REPORTABLE OPERATING SEGMENTS

We are a global services company that is principally engaged in businesses comprising three reportable operating segments: GCSG, GCS and GMNS.
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
The following is a brief description of the primary business activities of our three reportable operating segments:

•
GCSG issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.

•	GCS issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
•
GMNS operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers, merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries.

Corporate functions and certain other businesses and operations are included in Corporate & Other. During 2018, we changed the methodology used to allocate certain corporate overhead costs and interest income and expense to the operating segments, and made minor changes to the intercompany settlement process. Prior period amounts have been revised to conform to the current period presentation.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2018, 2017 and 2016:

(Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
2018
Non-interest revenues	$14,675	$11,882	$6,069	$49	$32,675
Revenue from contracts with customers(b)	10,294	10,309	5,988	16	26,607
Interest income	8,323	1,621	30	632	10,606
Interest expense	1,542	827	(294)	868	2,943
Total revenues net of interest expense	21,456	12,676	6,393	(187)	40,338
Total provisions	2,430	899	22	1	3,352
Pretax income (loss) from continuing operations	3,714	2,895	2,844	(1,331)	8,122
Income tax provision (benefit)	637	555	704	(695)	1,201
Net income (loss)	3,077	2,340	2,140	(636)	6,921
Total assets (billions)	$151	$52	$45	$(59)	$189
2017
Non-interest revenues	$13,378	$10,942	$6,025	$82	$30,427
Revenue from contracts with customers(b)	9,448	9,471	5,846	15	24,780
Interest income	6,789	1,361	42	371	8,563
Interest expense	1,047	595	(188)	658	2,112
Total revenues net of interest expense	19,120	11,708	6,255	(205)	36,878
Total provisions (b)	1,996	743	16	5	2,760
Pretax income (loss) from continuing operations	3,645	2,843	2,645	(1,708)	7,425
Income tax provision	1,053	914	857	1,853	4,677
Net income (loss)	2,592	1,929	1,788	(3,561)	2,748
Total assets (billions)	$124	$49	$31	$(23)	$181
2016
Non-interest revenues	$12,993	$10,373	$6,093	$200	$29,659
Revenue from contracts with customers(b)	9,386	8,918	5,826	105	24,235
Interest income	6,005	1,209	37	233	7,484
Interest expense	828	472	(133)	538	1,705
Total revenues net of interest expense	18,170	11,110	6,263	(105)	35,438
Total provisions (b)	1,390	604	24	9	2,027
Pretax income (loss) from continuing operations	4,508	2,933	2,391	(1,790)	8,042
Income tax provision (benefit)	1,469	1,032	861	(695)	2,667
Net income (loss)	3,039	1,901	1,530	(1,095)	5,375
Total assets (billions)	$114	$43	$26	$(24)	$159
(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

(b)	Includes discount revenue, certain other fees and commissions and other revenues from customers.

Total Revenues Net of Interest Expense

We allocate discount revenue and certain other revenues among segments using a transfer pricing methodology. Within the GCSG and GCS segments, discount revenue generally reflects the issuer component of the overall discount revenue generated by each segment’s Card Members; within the GMNS segment, discount revenue generally reflects the network and acquirer component of the overall discount revenue.
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

Expenses

Marketing and business development expense is included in each segment based on the actual expenses incurred. Global brand advertising is primarily reflected in Corporate & Other and may be allocated to the segments based on the actual expense incurred. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred within the segment.
Salaries and employee benefits and other operating expenses reflect expenses such as professional services, occupancy and equipment and communications incurred directly within each segment. In addition, expenses related to support services, such as technology costs, are allocated to each segment primarily based on support service activities directly attributable to the segment. Certain other overhead expenses are allocated from Corporate & Other to the segments based on the relative levels of revenue and Card Member loans and receivables.

Income Taxes

An income tax provision (benefit) is allocated to each reportable operating segment based on the effective tax rates applicable to various businesses that comprise the segment. The charge of $2.6 billion related to the Tax Act in the fourth quarter of 2017 was allocated in full to Corporate & Other.

GEOGRAPHIC OPERATIONS

The following table presents our total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	United States	EMEA(a)	JAPA(a)	LACC(a)	Other Unallocated(b)	Consolidated
2018
Total revenues net of interest expense	$29,864	$4,419	$3,656	$2,584	$(185)	$40,338
Pretax income (loss) from continuing operations	6,696	1,212	764	782	(1,332)	8,122
2017
Total revenues net of interest expense	$27,187	$3,927	$3,464	$2,505	$(205)	$36,878
Pretax income (loss) from continuing operations	6,412	1,150	763	806	(1,706)	7,425
2016
Total revenues net of interest expense	$26,339	$3,570	$3,275	$2,360	$(106)	$35,438
Pretax income (loss) from continuing operations	7,943	698	556	635	(1,790)	8,042

(a)	EMEA represents Europe, the Middle East and Africa; JAPA represents Japan, Asia/Pacific and Australia; and LACC represents Latin America, Canada and the Caribbean.

(b)
Other Unallocated includes net costs which are not directly allocable to specific geographic regions, including costs related to the net negative interest spread on excess liquidity funding and executive office operations expenses.

NOTE 26

PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2018	2017	2016
Revenues
Non-interest revenues
Other	$426	$358	$391
Total non-interest revenues	426	358	391
Interest income	422	258	196
Interest expense	615	493	515
Total revenues net of interest expense	233	123	72
Expenses
Salaries and employee benefits	336	362	388
Other	607	553	510
Total expenses	943	915	898
Pretax loss	(710)	(792)	(826)
Income tax benefit	(179)	(354)	(327)
Net loss before equity in net income of subsidiaries and affiliates	(531)	(438)	(499)
Equity in net income of subsidiaries and affiliates	7,452	3,186	5,874
Net income	$6,921	$2,748	$5,375

PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2018	2017
Assets
Cash and cash equivalents	$3,287	$4,726
Equity in net assets of subsidiaries and affiliates	22,298	18,225
Loans to subsidiaries and affiliates	17,945	11,664
Due from subsidiaries and affiliates	1,783	1,962
Other assets	297	361
Total assets	45,610	36,938
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	1,961	3,076
Due to subsidiaries and affiliates	577	175
Short-term debt of subsidiaries and affiliates	2,591	2,731
Long-term debt	18,191	12,695
Total liabilities	23,320	18,677
Shareholders’ Equity
Total shareholders’ equity	22,290	18,261
Total liabilities and shareholders’ equity	$45,610	$36,938

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$6,921	$2,748	$5,375
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(7,452)	(3,186)	(5,870)
Dividends received from subsidiaries and affiliates	3,222	5,755	4,999
Other operating activities, primarily with subsidiaries and affiliates	(257)	659	(102)
Net cash provided by operating activities	2,434	5,976	4,402
Cash Flows from Investing Activities
Purchase of premises and equipment	―	―	(1)
Loans to subsidiaries and affiliates	(6,281)	(4,044)	4,142
Investments in subsidiaries and affiliates	(30)	―	(25)
Net cash (used in) provided by investing activities	(6,311)	(4,044)	4,116
Cash Flows from Financing Activities
Proceeds from long-term debt	9,350	5,900	―
Payments on long-term debt	(3,850)	(1,500)	(1,350)
Short-term debt of subsidiaries and affiliates	(140)	(1,313)	(2,879)
Issuance of American Express common shares and other	87	129	176
Repurchase of American Express common shares	(1,685)	(4,400)	(4,430)
Dividends paid	(1,324)	(1,251)	(1,206)
Net cash provided by (used in) financing activities	2,438	(2,435)	(9,689)
Net decrease in cash and cash equivalents	(1,439)	(503)	(1,171)
Cash and cash equivalents at beginning of year	4,726	5,229	6,400
Cash and cash equivalents at end of year	$3,287	$4,726	$5,229

NOTE 27

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions, except per share amounts)	2018				2017
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Total revenues net of interest expense	$10,474	$10,144	$10,002	$9,718	$9,707	$9,290	$9,172	$8,709
Pretax income	1,831	2,118	2,091	2,082	1,798	1,831	1,957	1,839
Net income (loss)	2,010	1,654	1,623	1,634	(1,206)	1,359	1,344	1,251
Earnings Per Common Share — Basic:
Net income attributable to common
shareholders(a)	2.33	1.89	1.85	1.86	(1.42)	1.51	1.48	1.36
Earnings Per Common Share — Diluted:
Net income attributable to common
shareholders(a)	2.32	1.88	1.84	1.86	(1.42)	1.51	1.47	1.35
Cash dividends declared per common share	$0.39	$0.39	$0.35	$0.35	$0.35	$0.35	$0.32	$0.32

(a)
Represents net income, less (i) earnings allocated to participating share awards of $16 million, $13 million,  $12 million and $13 million for the quarters ended December 31, September 30, June 30 and March 31, 2018, respectively, and  $2 million, $11 million, $11 million and $10 million for the quarters ended December 31, September 30, June 30 and March 31, 2017, respectively, and (ii) dividends on preferred shares of $19 million, $20 million, $20 million and  $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2018, respectively, and $20 million, $21 million, $19 million and $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2017, respectively.

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
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 are set forth in “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC in March 2019 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 7, 2019, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Our Board’s Independence”
•	Information included under the caption “Corporate Governance at American Express — Our Board Committees — Board Committee Responsibilities”
•	Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Director Attendance”
•	Information included under the caption “Corporate Governance at American Express — Compensation of Directors”
•	Information included under the caption “Stock Ownership Information”
•	Information included under the caption “Corporate Governance at American Express — Item 1 — Election of Directors for a Term of One Year”
•	Information included under the caption “Executive Compensation”
•	Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”
•	Information under the caption “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance”

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 7, 2019, is incorporated herein by reference.

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
Chief Financial Officer

February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ MICHAEL O. LEAVITT
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Michael O. Leavitt Director

/s/ JEFFREY C. CAMPBELL	/s/ THEODORE J. LEONSIS
Jeffrey C. Campbell Chief Financial Officer	Theodore J. Leonsis Director

/s/ RICHARD PETRINO	/s/ RICHARD C. LEVIN
Richard Petrino Executive Vice President and Corporate Controller	Richard C. Levin Director
(Principal Accounting Officer)

/s/ CHARLENE BARSHEFSKY	/s/ SAMUEL J. PALMISANO
Charlene Barshefsky Director	Samuel J. Palmisano Director

/s/ JOHN J. BRENNAN	/s/ DANIEL L. VASELLA
John J. Brennan Director	Daniel L. Vasella Director

/s/ PETER CHERNIN	/s/ RONALD A. WILLIAMS
Peter Chernin Director	Ronald A. Williams Director

/s/ RALPH DE LA VEGA	/s/ CHRISTOPHER D. YOUNG
Ralph de la Vega Director	Christopher D. Young Director

/s/ ANNE LAUVERGEON
Anne Lauvergeon Director

February 13, 2019

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

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including amounts restated in conjunction with the adoption of the new revenue recognition standard. These reclassifications did not have a material impact on our financial position or results of operations. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.

Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables provide a summary of our consolidated average balances including major categories of interest-earning assets and interest-bearing liabilities along with an analysis of net interest earnings. Consolidated average balances, interest, and average yields are segregated between U.S. and non-U.S. offices. Assets, liabilities, interest income and interest expense are attributed to the United States and outside the United States based on the location of the office recording such items.

	2018			2017			2016
Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Millions, except percentages)	Balance (a)	Income	Yield	Balance (a)	Income	Yield	Balance (a)	Income	Yield

Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$25,001	$491	2.0%	$24,510	$277	1.1%	$21,282	$116	0.5%
Non-U.S.	1,830	33	1.8	1,773	17	1.0	1,884	11	0.6
Federal funds sold and securities purchased
under agreements to resell
Non-U.S.	58	7	12.1	80	6	7.5	110	5	4.5
Short-term investment securities
U.S.	3	―	―	182	1	0.5	170	―	―
Non-U.S.	149	1	0.7	1,070	7	0.7	551	4	0.7
Card Member loans, including loans HFS (c)(d)
U.S.	66,620	8,387	12.6	58,853	6,894	11.7	58,900	6,169	10.5
Non-U.S.	9,136	1,206	13.2	7,847	1,038	13.2	6,828	907	13.3
Other loans (c)
U.S.	3,110	312	10.0	1,887	195	10.3	1,077	110	10.2
Non-U.S.	145	36	24.8	148	27	18.2	150	28	18.7
Taxable investment securities (e)
U.S.	3,025	68	2.2	1,216	24	2.0	721	12	1.7
Non-U.S.	562	23	4.1	547	17	3.1	543	15	2.8
Non-taxable investment securities (e)
U.S.	855	25	3.7	1,510	48	4.9	2,390	104	6.9
Other assets (f)
Primarily U.S.	1	17	n.m.	1	12	n.m.	1	3	n.m.
Total interest-earning assets (g)	$110,495	$10,606	9.6%	$99,624	$8,563	8.6%	$94,607	$7,484	8.0%
U.S.	98,615	9,300		88,159	7,451		84,541	6,514
Non-U.S.	11,880	1,306		11,465	1,112		10,066	970

n.m. Denotes rates determined to not be meaningful.

(a)	Averages based on month-end balances.

(b)
Amounts include (i) average interest-bearing restricted cash balances of $ 663 million, $868 million and $358 million for 2018, 2017 and 2016, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.

(c)
Average non-accrual loans were included in the average Card Member loan balances in amounts of $230 million, $187 million and $173 million in U.S. for 2018, 2017 and 2016, respectively. Average other loan balances for U.S. include average non-accrual loans of $4 million, $3 million and $5 million for 2018, 2017 and 2016, respectively. Average non-accrual loans are considered to determine the average yield on loans.

(d)
Amounts for 2018 includes average Card Member loans related to the acquired Hilton portfolio. Amounts for 2016 include average Card Member loans HFS of $5,828 million and the associated interest income. During the first half of 2016, we completed the sales of substantially all of our outstanding Card Member loans HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

(e)
Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for 2018 and 35 percent for both 2017 and 2016.

(f)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(g)	The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (e).

	2018	2017	2016
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Average Balance (a)	Average Balance (a)

Non-interest-earning assets
Cash and due from banks
U.S.	$2,793	$2,393	$2,653
Non-U.S.	527	489	478
Card Member receivables, net, including receivables HFS(b)			+
U.S.	26,435	21,262	22,622
Non-U.S.	27,100	27,621	22,102
Other receivables, net
U.S.	1,591	1,756	1,753
Non-U.S.	1,241	1,111	1,115
Reserves for Card Member and other loans losses
U.S.	(1,740)	(1,264)	(961)
Non-U.S.	(217)	(177)	(150)
Other assets (c)			+
U.S.	10,760	10,706	10,165
Non-U.S.	3,836	3,889	3,931
Total non-interest-earning assets	72,326	67,786	63,708
U.S.	39,839	34,853	36,232
Non-U.S.	32,487	32,933	27,476
Total assets	$182,821	$167,410	$158,315
U.S.	138,454	123,012	120,773
Non-U.S.	44,367	44,398	37,542

Percentage of total average assets attributable to non-U.S. activities	24.3%	26.5%	23.7%

(a)	Averages based on month-end balances.

(b)
Amounts for 2016 include average Card Member receivables HFS of $51 million. During the first half of 2016, we completed the sale of substantially all of our outstanding Card Member receivables HFS. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

(c)	Includes premises and equipment, net of accumulated depreciation and amortization.

	2018			2017			2016
Years Ended December 31,	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Millions, except percentages)	Balance (a)	Expense	Rate	Balance (a)	Expense	Rate	Balance (a)	Expense	Rate

Interest-bearing liabilities
Customer deposits
U.S.
Savings	$50,499	$919	1.8%	$42,134	$471	1.1%	$39,975	$334	0.8%
Time	15,975	357	2.2	14,701	301	2.0	13,450	258	1.9
Demand	285	6	2.1	215	3	1.4	162	1	0.6
Non-U.S.
Other time and savings	21	1	4.8	17	1	5.9	10	1	10.0
Other demand	12	4	33.3	18	3	16.7	74	4	5.4
Short-term borrowings
U.S.	274	14	5.1	1,188	15	1.3	1,017	6	0.6
Non-U.S.	2,106	19	0.9	2,145	18	0.8	2,048	19	0.9
Long-term debt and other (b)
U.S.	54,631	1,613	3.0	51,366	1,281	2.5	46,521	1,058	2.3
Non-U.S.	390	10	2.6	725	19	2.6	931	24	2.6
Total interest-bearing liabilities	$124,193	$2,943	2.4%	$112,509	$2,112	1.9%	$104,188	$1,705	1.6%
U.S.	121,664	2,909		109,604	2,071		101,125	1,657
Non-U.S.	2,529	34		2,905	41		3,063	48

Non-interest-bearing liabilities
Travelers Cheques and other prepaid products
U.S.	2,240			2,453			2,733
Non-U.S.	76			76			84
Accounts payable
U.S.	7,120			6,788			7,005
Non-U.S.	6,064			5,254			4,757
Customer Deposits (c)
U.S.	377			351			372
Non-U.S.	370			331			311
Other liabilities
U.S.	16,379			13,913			13,445
Non-U.S.	5,352			4,878			4,570
Total non-interest-bearing liabilities	37,978			34,044			33,277
U.S.	26,116			23,505			23,555
Non-U.S.	11,862			10,539			9,722
Total liabilities	162,171			146,553			137,465
U.S.	147,780			133,109			124,680
Non-U.S.	14,391			13,444			12,785
Total shareholders' equity	20,650			20,857			20,850
Total liabilities and shareholders' equity	$182,821			$167,410			$158,315

Percentage of total average liabilities
attributable to non-U.S. activities	8.9%			9.2%			9.3%
Interest rate spread			7.2%			6.7%			6.4%
Net interest income and net average yield
on interest-earning assets (d)		$7,663	6.9%		$6,451	6.5%		$5,779	6.2%

(a) Averages based on month-end balances.

(b) Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments. Additionally, we adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense. Refer to Note 1 to the “Consolidated Financial Statements” for additional information.

(c) U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $ 342 million, $314 million and $328 million for 2018, 2017 and 2016, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $ 359 million, $318 million and $297 million for 2018, 2017 and 2016, respectively.
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

	2018 Versus 2017			2017 Versus 2016
	Increase (Decrease)			Increase (Decrease)
	due to change in:			due to change in:
	Average	Average		Average	Average
Years Ended December 31, (Millions)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$6	$208	$214	$18	$143	$161
Non-U.S.	1	15	16	(1)	7	6
Federal funds sold and securities purchased
under agreements to resell
Non-U.S.	(2)	3	1	(1)	2	1
Short-term investment securities
U.S.	(1)	―	(1)	―	1	1
Non-U.S.	(6)	―	(6)	4	(1)	3
Card Member loans, including loans HFS
U.S.	910	583	1,493	(5)	730	725
Non-U.S.	170	(2)	168	135	(4)	131
Other loans
U.S.	126	(9)	117	83	2	85
Non-U.S.	(1)	10	9	―	(1)	(1)
Taxable investment securities
U.S.	36	8	44	9	3	12
Non-U.S.	1	5	6	―	2	2
Non-taxable investment securities
U.S.	(17)	(6)	(23)	(37)	(19)	(56)
Other assets
Primarily U.S.	―	5	5	―	9	9
Change in interest income	1,223	820	2,043	205	874	1,079
Interest-bearing liabilities
Customer deposits
U.S.
Savings	94	354	448	18	119	137
Time	26	30	56	24	19	43
Demand	1	2	3	―	2	2
Non-U.S.
Other time and savings	―	―	―	1	(1)	―
Other demand	(1)	2	1	(3)	2	(1)
Short-term borrowings
U.S.	(12)	11	(1)	1	8	9
Non-U.S.	―	1	1	1	(2)	(1)
Long-term debt and other
U.S.	81	251	332	110	113	223
Non-U.S.	(9)	―	(9)	(5)	―	(5)
Change in interest expense	180	651	831	147	260	407
Change in net interest income	$1,043	$169	$1,212	$58	$614	$672

(a)	Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Loans and Card Member Receivables Portfolios

The following table presents gross loans and Card Member receivables by customer type, segregated between U.S. and non-U.S., based on the domicile of the borrowers. Refer to Notes 3 and 4 to the “Consolidated Financial Statements” for additional information.

December 31, (Millions)	2018	2017	2016	2015	2014
Loans (a) (b)
U.S. loans
Card Member (c)	$72,007	$64,542	$58,242	$51,446	$62,592
Other (d)	3,666	2,554	1,350	1,073	726
Non-U.S. loans
Card Member (c)	9,847	8,857	7,023	7,127	7,793
Other (d)	134	133	111	201	206
Total loans	$85,654	$76,086	$66,726	$59,847	$71,317

Card Member receivables (a) (b)
U.S. Card Member receivables
Consumer (e)	27,558	26,754	24,768	23,255	22,468
Commercial (f)	11,478	10,868	9,685	8,961	9,082
Non-U.S. Card Member receivables
Consumer (e)	10,625	10,311	7,772	7,101	7,800
Commercial (f)	6,232	6,114	5,083	4,816	5,501
Total Card Member receivables	$55,893	$54,047	$47,308	$44,133	$44,851

(a)
As of December 31, 2018, we had approximately $302 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no preset spending limit, the associated credit limit on charge products is not quantifiable, and therefore is not reflected in unused credit available to Card Members.

(b)
As of December 31, 2018, our exposure to any concentration of gross loans and Card Member receivables combined, which exceeds 10 percent of total loans and Card Member receivables is further split between $123 billion for individuals and $19 billion for commercial. Loans and Card Member receivables concentrations are defined as loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions. Refer to Note 24 to the “Consolidated Financial Statements” for additional information on concentrations.

(c)	Primarily represents loans to individuals and small businesses.

(d)	Other loans primarily represent consumer and commercial non-card financing products.

(e)	Represents receivables from individual and small business charge card customers.

(f)	Represents receivables from corporate charge card clients.

Maturities and Sensitivities to Changes in Interest Rates

The following table presents contractual maturities of loans and Card Member receivables by customer type, and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2018
	Within	1-5	After
	1 year (a) (b)	years (b) (c)	5 years (c)		Total
Loans
U.S. loans
Card Member	$71,800	$207	$	―	$72,007
Other	1,326	2,147		193	3,666
Non-U.S. loans
Card Member	9,846	1		―	9,847
Other	73	61		―	134
Total loans	$83,045	$2,416		$193	$85,654

Loans due after one year at fixed interest rates		$2,348		$75	$2,423
Loans due after one year at variable interest rates		68		118	186
Total loans		$2,416		$193	$2,609
Card Member receivables
U.S. Card Member receivables
Consumer	$27,507	$51	$	―	$27,558
Commercial	11,478	―		―	11,478
Non-U.S. Card Member receivables
Consumer	10,625	―		―	10,625
Commercial	6,232	―		―	6,232
Total Card Member receivables	$55,842	$51	$	―	$55,893

(a)
Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2018.

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

December 31, (Millions)	2018	2017	2016	2015	2014
Loans
Non-accrual loans (a)
U.S.	$286	$203	$173	$154	$241
Total non-accrual loans	286	203	173	154	241

Loans contractually 90 days past-due and still accruing interest (b)
U.S.	321	273	208	164	162
Non-U.S.	69	56	52	52	58
Total loans contractually 90 days past-due and still accruing interest	390	329	260	216	220

Restructured loans (c)
U.S.	532	367	346	279	286
Total restructured loans	532	367	346	279	286
Total non-performing loans	$1,208	$899	$779	$649	$747

Card Member receivables
Restructured Card Member receivables (c)
U.S.	128	80	55	33	48
Total restructured Card Member receivables	$128	$80	$55	$33	$48
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

(c)
In instances where the Card Member is experiencing financial difficulty, we may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. We have classified Card Member loans and receivables in these modification programs as TDRs and continue to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.” Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Refer to Note 3 to the “Consolidated Financial Statements” for additional information.

Impact of Non-performing Loans on Interest Income

The following table presents the gross interest income for both non-accrual and restructured loans for 2018 that would have been recognized if such loans had been current in accordance with their original contractual terms and had been outstanding throughout the period or since origination if held for only part of 2018. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2018
Year Ended December 31, (Millions)	U.S.	Non-U.S.		Total
Gross amount of interest income that would have been recorded
in accordance with the original contractual terms (a)	$96	$	―	$96
Interest income actually recognized	24		―	24
Total interest revenue foregone	$72	$	―	$72

(a)	We determine the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.

Potential Problem Loans and Receivables

This disclosure presents outstanding amounts as well as specific reserves for certain loans and receivables where information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2018, we did not identify any potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in the “Risk Elements” section.

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

			Banks and					Gross	Total
		Governments	other				Total	foreign-	exposure
Years Ended December 31,		and official	financial				cross-border	office	(net of	Cross-border
(Millions)		institutions	institutions	NBFIs		Other	outstandings (a)	liabilities	liabilities)	commitments
Australia	2018	$2	$207	$	―	$3,633	$3,842	$366	$3,476	$6,948
2017		―	259		―	3,594	3,853	504	3,349	6,635
2016		―	389		―	2,986	3,375	453	2,922	5,567
Canada	2018	$346	$676		$41	$2,706	$3,769	$465	$3,304	$9,970
2017		355	992		40	2,730	4,117	1,032	3,085	12,174
2016		1,284	1,028		35	2,408	4,755	977	3,778	11,590
United Kingdom	2018	$42	$1,807		$9	$5,012	$6,870	$3,928	$2,942	$18,234
2017		68	1,286		86	4,568	6,008	3,884	2,124	15,578
2016		77	2,213		63	3,390	5,743	3,222	2,521	11,919
Mexico	2018	$85	$237		$40	$2,512	$2,874	$665	$2,209	$1,254
2017		85	97		7	2,229	2,418	556	1,862	1,125
2016		106	167		6	1,820	2,099	531	1,568	961
Japan	2018	$2	$298		$226	$3,729	$4,255	$3,890	$365	$2,924
2017		4	74		177	3,082	3,337	3,106	231	2,290
2016		5	55		130	2,504	2,694	2,526	168	87
Other countries (b)	2018	$209	$200		$10	$2,980	$3,399	$300	$3,099	$720
2017		154	140		14	3,077	3,385	504	2,881	682
2016		135	134		13	2,161	2,443	415	2,028	562

(a)	Total cross-border outstandings include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments, derivative contracts and other monetary assets.
(b)
Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. Countries included are France and Italy.

Summary of Loan Loss Experience – Analysis of the Allowance for Loan Losses

The following table summarizes the changes to our allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2018	2017	2016	2015	2014

Card Member loans
Allowance for loan losses at beginning of year
U.S. loans	$1,507	$1,068	$882	$1,036	$1,083
Non-U.S. loans	199	155	146	165	178
Total allowance for losses	1,706	1,223	1,028	1,201	1,261

Card Member lending provisions (a)
U.S. loans	2,003	1,655	1,056	1,032	944
Non-U.S. loans	263	213	179	158	194
Total Card Member lending provisions	2,266	1,868	1,235	1,190	1,138

Write-offs
U.S. loans	(2,002)	(1,572)	(1,262)	(1,321)	(1,346)
Non-U.S. loans	(285)	(245)	(222)	(226)	(269)
Total write-offs	(2,287)	(1,817)	(1,484)	(1,547)	(1,615)

Recoveries
U.S. loans	391	356	325	359	356
Non-U.S. loans	53	53	54	59	72
Total recoveries	444	409	379	418	428
Net write-offs (b)	(1,843)	(1,408)	(1,105)	(1,129)	(1,187)

Transfer of reserves on HFS loans portfolios
U.S. loans	―	―	―	(224)	―

Other (c)
U.S. loans	―	―	67	―	(1)
Non-U.S. loans	5	23	(2)	(10)	(10)
Total other	5	23	65	(10)	(11)

Allowance for loan losses at end of year
U.S. loans	1,899	1,507	1,068	882	1,036
Non-U.S. loans	235	199	155	146	165
Total allowance for losses	$2,134	$1,706	$1,223	$1,028	$1,201

Principal only net write-offs / average Card Member loans
outstanding (d) (e)	2.0%	1.8%	1.6%	1.4%	1.5%
Principal, interest and fees net write-offs / average Card Member
loans outstanding (d) (e)	2.4%	2.1%	1.8%	1.7%	1.8%

(a)	Refer to Note 4 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for loan losses.
(b)	Net write-offs include principal, interest and fees balances.
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

(d)
The net write-off rate presented is on a worldwide basis and is based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and fees in estimating our reserves for credit losses, a net write-off rate including principal, interest and fees is also presented. The year ended December 31, 2015, reflected the impact of a change in the timing of charge-offs for Card Member loans in certain modification programs from 180 days past due to 120 days past due, which was fully recognized during the three months ended March 31, 2015.

(e)	Average Card Member loans outstanding are based on month-end balances.

The following table summarizes the changes to our allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2018	2017	2016	2015	2014
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$78	$39	$17	$8	$8
Non-U.S. loans	2	3	3	4	5
Total allowance for losses	80	42	20	12	13

Provisions for other loan losses (a)
U.S. loans	121	71	56	21	5
Non-U.S. loans	1	1	1	1	3
Total provisions for other loan losses	122	72	57	22	8

Write-offs
U.S. loans	(82)	(37)	(39)	(15)	(7)
Non-U.S. loans	(2)	(3)	(2)	(3)	(7)
Total write-offs	(84)	(40)	(41)	(18)	(14)

Recoveries
U.S. loans	5	5	5	3	2
Non-U.S. loans	1	1	1	1	3
Total recoveries	6	6	6	4	5
Net write-offs	(78)	(34)	(35)	(14)	(9)

Allowance for loan losses at end of year
U.S. loans	122	78	39	17	8
Non-U.S. loans	2	2	3	3	4
Total allowance for losses	$124	$80	$42	$20	$12

Net write-offs/average other loans outstanding (b)	2.4%	1.7%	2.9%	1.3%	1.2%

(a)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.

(b)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans outstanding are based on month-end balances.

The following table summarizes the changes to our allowance for Card Member receivables losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2018	2017	2016	2015	2014
Card Member receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$277	$266	$268	$276	$216
Commercial	73	53	51	53	35
Total U.S. receivables	350	319	319	329	251
Non-U.S. receivables
Consumer	119	95	93	93	98
Commercial	52	53	50	43	37
Total non-U.S. receivables	171	148	143	136	135
Total allowance for losses	521	467	462	465	386

Provisions for losses (a)
U.S. receivables
Consumer	471	413	366	420	451
Commercial	92	114	69	76	98
Total U.S. provisions	563	527	435	496	549
Non-U.S. receivables
Consumer	245	201	176	169	172
Commercial	129	67	85	72	71
Total non-U.S. provisions	374	268	261	241	243
Total provisions for losses	937	795	696	737	792

Write-offs
U.S. receivables
Consumer	(659)	(633)	(637)	(698)	(618)
Commercial	(151)	(139)	(112)	(123)	(120)
Total U.S. write-offs	(810)	(772)	(749)	(821)	(738)
Non-U.S. receivables
Consumer	(278)	(233)	(218)	(204)	(211)
Commercial	(138)	(97)	(101)	(89)	(92)
Total non-U.S. write-offs	(416)	(330)	(319)	(293)	(303)
Total write-offs	$(1,226)	$(1,102)	$(1,068)	$(1,114)	$(1,041)

(a)	Refer to Note 4 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for receivable losses.

Years Ended December 31, (Millions, except percentages)	2018	2017	2016	2015	2014
Card Member receivables
Recoveries
U.S. receivables
Consumer	$210	$233	$269	$271	$230
Commercial	56	45	43	45	41
Total U.S. recoveries	266	278	312	316	271
Non-U.S. receivables
Consumer	70	63	59	57	58
Commercial	31	25	23	28	29
Total non-U.S. recoveries	101	88	82	85	87
Total recoveries	367	366	394	401	358
Net write-offs (a)	(859)	(736)	(674)	(713)	(683)

Other (b)
U.S. receivables
Consumer	―	(2)	―	(1)	(3)
Commercial	―	―	2	―	(1)
Total U.S. other	―	(2)	2	(1)	(4)
Non-U.S. receivables
Consumer	(21)	(7)	(15)	(22)	(24)
Commercial	(5)	4	(4)	(4)	(2)
Total non-U.S. other	(26)	(3)	(19)	(26)	(26)
Total other	(26)	(5)	(17)	(27)	(30)

Allowance for losses at end of year
U.S. receivables
Consumer	299	277	266	268	276
Commercial	70	73	53	51	53
Total U.S. receivables	369	350	319	319	329
Non-U.S. receivables
Consumer	135	119	95	93	93
Commercial	69	52	53	50	43
Total non-U.S. receivables	204	171	148	143	136
Total allowance for losses	$573	$521	$467	$462	$465

Net write-offs / average Card Member receivables outstanding (c) (d)	1.6%	1.5%	1.5%	1.6%	1.5%

(a)	Net write-offs include principal and fees balances.

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

December 31,
(Millions, except percentages)	2018		2017		2016		2015		2014
Allowance for losses
at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)
Loans
U.S. loans
Card Member	$1,899	84%	$1,507	85%	$1,068	85%	$882	84%	$1,036	85%
Other	122	5	78	4	39	3	17	2	8	1
Non-U.S. loans
Card Member	235	11	199	11	155	12	146	14	165	14
Other	2	―	2	―	3	―	3	―	4	―
	$2,258	100%	$1,786	100%	$1,265	100%	$1,048	100%	$1,213	100%

Card Member receivables
U.S. Card Member receivables
Consumer	$299	52%	$277	53%	$266	57%	$268	58%	$276	59%
Commercial	70	12	73	14	53	11	51	11	53	12
Non-U.S. Card Member receivables
Consumer	135	24	119	23	95	21	93	20	93	20
Commercial	69	12	52	10	53	11	50	11	43	9
	$573	100%	$521	100%	$467	100%	$462	100%	$465	100%

(a)	Percentage of allowance for losses on loans and Card Member receivables in each category to the total allowance.

Time Certificates of Deposit of $100,000 or More

The following table presents the amount of time certificates of deposit of $100,000 or more issued by us in our U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2018
	3 months	Over 3 months	Over 6 months	Over
(Millions)	or less	but within 6 months	but within 12 months	12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$61	$9	$53	$430	$553

As of December 31, 2018, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $12 million.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.42 are management contracts or compensatory plans or arrangements.

3.1
Company's Amended and Restated Certificate of Incorporation as amended through February 27, 2015 (incorporated by reference to Exhibit 3.1 the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

3.2	Company's By-Laws, as amended through September 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated September 26, 2016).
4.1
The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1
American Express Company Deferred Compensation Plan for Directors and Advisors, as amended and restated effective April 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2018).

10.2
American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.3
Description of amendments to 1994–2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.4
American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.5
American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.6
Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.7
Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

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

10.12
Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.13
Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

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

10.18
American Express Senior Executive Severance Plan, as amended and restated effective May 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 2018).

10.19
Amendments of (i) the American Express Salary/Bonus Deferral Plan and (ii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.20
Second Amendment and Restatement of the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (as amended and restated effective as of January 1, 2012) (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2011).

10.21
Third Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated March 29, 2012) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2012).

10.22
Fourth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated October 24, 2012) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.23
Fifth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated May 1, 2013) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2013).

10.24
Sixth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated August 16, 2013) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.25
Seventh Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated September 26, 2013) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2013).

10.26
Eighth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 1, 2013) (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2013).

10.27
Ninth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 14, 2016) (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

*10.28	Tenth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 17, 2018).
10.29
American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.30
Description of Compensation Payable to Non-Management Directors effective January 1, 2015 (incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2014).

10.31
American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.32
American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2010).

10.33
American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 23, 2012) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated January 23, 2012 (filed January 27, 2012)).

10.34
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.35
Form of restricted stock unit award agreement for executive officers under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 26, 2016) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2015).

10.36
Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2007 Incentive Compensation Plan (for awards made after January 29, 2013) (incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2012).

10.37	American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 2, 2016).
10.38
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.39
Form of restricted stock unit award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.40
Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Executive Annual Incentive Awards) under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.41
Form of award agreement for executive officers in connection with Portfolio Grant awards under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.42
Post-employment Arrangements with Kenneth I. Chenault (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

10.43
Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.44
Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.45
Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2001 (filed January 22, 2001)).

10.46
Amendment dated January 29, 2018 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated January 29, 2018 (filed January 30, 2018)).

10.47
Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

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