Form 10-Q
period 2019-03-31
AMERICAN EXPRESS CO
filed 2019-04-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2019
Common Shares (par value $0.20 per share)	835,080,540 Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q

Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. Refer to the “MD&A― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2019	2018
Revenues
Non-interest revenues
Discount revenue	$6,195	$5,889
Net card fees	944	830
Other fees and commissions	803	781
Other	363	377
Total non-interest revenues	8,305	7,877
Interest income
Interest on loans	2,725	2,326
Interest and dividends on investment securities	33	21
Deposits with banks and other	196	115
Total interest income	2,954	2,462
Interest expense
Deposits	399	270
Long-term debt and other	496	351
Total interest expense	895	621
Net interest income	2,059	1,841
Total revenues net of interest expense	10,364	9,718
Provisions for losses
Charge card	253	242
Card Member loans	525	499
Other	31	34
Total provisions for losses	809	775
Total revenues net of interest expense after provisions for losses	9,555	8,943
Expenses
Marketing and business development	1,573	1,345
Card Member rewards	2,451	2,347
Card Member services	550	409
Salaries and employee benefits	1,422	1,326
Other, net	1,601	1,434
Total expenses	7,597	6,861
Pretax income	1,958	2,082
Income tax provision	408	448
Net income	$1,550	$1,634
Earnings per Common Share (Note 15):(a)
Basic	$1.81	$1.86
Diluted	$1.80	$1.86
Average common shares outstanding for earnings per common share:
Basic	841	859
Diluted	843	861

(a)
Represents net income less (i) earnings allocated to participating share awards of $11 million and $13 million for the three months ended March 31, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended March 31, 2019 and 2018.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Three Months Ended March 31 (Millions)	2019	2018
Net income	$1,550	$1,634
Other comprehensive (loss) income:
Net unrealized securities gains (losses), net of tax	17	(11)
Foreign currency translation adjustments, net of tax	8	30
Net unrealized pension and other postretirement benefits, net of tax	(27)	28
Other comprehensive (loss) income	(2)	47
Comprehensive income	$1,548	$1,681

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Millions, except share data)	2019	2018
Assets
Cash and cash equivalents
Cash and due from banks	$4,026	$3,253
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2019, $308; 2018, $64)	29,110	24,026
Short-term investment securities	41	166
Total cash and cash equivalents	33,177	27,445
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2019, $7,758; 2018, $8,539), less reserves: 2019, $608; 2018, $573	56,227	55,320
Other receivables, less reserves: 2019, $25; 2018, $25	3,128	2,907
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2019, $31,495; 2018, $33,194), less reserves: 2019, $2,121; 2018, $2,134	78,874	79,720
Other loans, less reserves: 2019, $129; 2018, $124	3,965	3,676
Investment securities	6,457	4,647
Premises and equipment, less accumulated depreciation and amortization: 2019, $6,315; 2018, $6,015	4,479	4,416
Other assets (includes restricted cash of consolidated variable interest entities: 2019, $84; 2018, $70)	10,886	10,471
Total assets	$197,193	$188,602
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$72,857	$69,960
Travelers Cheques and other prepaid products	2,223	2,295
Accounts payable	16,162	12,255
Short-term borrowings	2,028	3,100
Long-term debt (includes debt issued by consolidated variable interest entities: 2019, $19,538; 2018, $19,509)	58,418	58,423
Other liabilities	23,287	20,279
Total liabilities	$174,975	$166,312
Contingencies (Note 8)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2019 and December 31, 2018	―	―
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 837 million shares as of March 31, 2019 and 847 million shares as of December 31, 2018	168	170
Additional paid-in capital	11,963	12,218
Retained earnings	12,686	12,499
Accumulated other comprehensive loss
Net unrealized debt securities gains (losses), net of tax of: 2019, $3; 2018, $(1)	9	(8)
Foreign currency translation adjustments, net of tax of: 2019, $(336); 2018, $(300)	(2,125)	(2,133)
Net unrealized pension and other postretirement benefits, net of tax of: 2019, $(181); 2018, $(170)	(483)	(456)
Total accumulated other comprehensive loss	(2,599)	(2,597)
Total shareholders’ equity	22,218	22,290
Total liabilities and shareholders’ equity	$197,193	$188,602

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2019	2018
Cash Flows from Operating Activities
Net income	$1,550	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	809	775
Depreciation and amortization	297	348
Deferred taxes and other	137	(254)
Stock-based compensation	85	84
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(196)	122
Other assets	(161)	(85)
Accounts payable and other liabilities	6,100	(431)
Travelers Cheques and other prepaid products	(74)	(130)
Net cash provided by operating activities	8,547	2,063
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	2,227	886
Purchases of investments	(4,060)	(1,215)
Net (increase) decrease in Card Member loans and receivables, and other loans(a)	(656)	348
Purchase of premises and equipment, net of sales: 2019, $33; 2018, nil	(348)	(237)
Acquisitions/dispositions, net of cash acquired	(20)	(475)
Other investing activities, net	148	―
Net cash used in investing activities	(2,709)	(693)
Cash Flows from Financing Activities
Net increase in customer deposits	2,892	2,206
Net decrease in short-term borrowings	(1,099)	(1,489)
Proceeds from long-term borrowings	3,633	3,984
Payments of long-term borrowings	(3,821)	(7,203)
Issuance of American Express common shares	19	11
Repurchase of American Express common shares and other	(1,352)	(134)
Dividends paid	(355)	(324)
Net cash used in financing activities	(83)	(2,949)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	68	(178)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,823	(1,757)
Cash, cash equivalents and restricted cash at beginning of period	27,808	33,263
Cash, cash equivalents and restricted cash at end of period	$33,631	$31,506

(a)	Refer to Note 2 for additional information.

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Mar-19	Dec-18	Mar-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$33,177	$27,445	$31,092	$32,927
Restricted cash included in Other assets per Consolidated Balance Sheets	454	363	414	336
Total cash, cash equivalents and restricted cash	$33,631	$27,808	$31,506	$33,263

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2019 (Millions, except per share amounts)	Total	Preferred Shares		Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$22,290	$	―	$170	$12,218	$(2,597)	$12,499
Net income	1,550		―	―	―	―	1,550
Other comprehensive loss	(2)		―	―	―	(2)	―
Repurchase of common shares	(1,245)		―	(3)	(267)	―	(975)
Other changes, primarily employee plans	(27)		―	1	12	―	(40)
Cash dividends declared preferred Series C, $24.50 per share	(21)		―	―	―	―	(21)
Cash dividends declared common, $0.39 per share	(327)		―	―	―	―	(327)
Balances as of March 31, 2019	$22,218	$	―	$168	$11,963	$(2,599)	$12,686

Three months ended March 31, 2018 (Millions, except per share amounts)	Total	Preferred Shares		Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2017	$18,261	$	―	$172	$12,210	$(2,428)	$8,307
Net income	1,634		―	―	―	―	1,634
Other comprehensive income	47		―	―	―	47	―
Repurchase of common shares	―		―	―	―	―	―
Other changes, primarily employee plans	(7)		―	―	15	―	(22)
Cash dividends declared preferred Series C, $24.50 per share	(21)		―	―	―	―	(21)
Cash dividends declared common, $0.35 per share	(301)		―	―	―	―	(301)
Balances as of March 31, 2018	$19,613	$	―	$172	$12,225	$(2,381)	$9,597

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  Basis of Presentation

The Company

We are a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit card products and travel-related services offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel (the GBT JV). Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and direct response advertising.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K). If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.

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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. We continue to evaluate the impact the new guidance will have on our financial position, results of operations and regulatory risk-based capital. The CECL model will alter the assumptions used in estimating credit losses on Card Member loans and receivables, and we may have material changes to our credit reserves as the new guidance involves earlier recognition of expected losses for the life of the assets. However, the extent of the impact will depend on the characteristics of our loan portfolio, macroeconomic conditions and forecasted information at the date of adoption. We continue to drive our cross-functional implementation efforts and have substantially completed development of CECL models.  Continuing through 2019, we are validating and analyzing model output during CECL parallel runs, and developing the business processes, policies and controls that satisfy the requirements of the new standard.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Standards

In February 2016, the FASB issued new accounting guidance on leases. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Consolidated Balance Sheets.  Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods. Under the guidance we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.
We have operating leases for facilities and equipment, which are recorded as assets and liabilities for those leases with terms greater than 12 months. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.
Upon adoption of the standard, we recorded approximately $700 million of right of use assets and lease-related liabilities, included in Other assets and Other liabilities, respectively. In conjunction with the adoption, we upgraded our lease administration software and updated our business processes and internal controls in support of the new guidance.

In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act), the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (AOCI) to retained earnings. We adopted the new guidance effective January 1, 2019 and did not elect the optional reclassification.

2.  Business Events

During the first quarter of 2018, we acquired the portion of the Hilton Worldwide Holdings Inc. cobrand credit card loan portfolio that we did not previously own (the acquired Hilton portfolio). The acquired Hilton portfolio had an outstanding principal and interest balance of approximately $1 billion at acquisition. None of the credit card loans acquired were considered purchased credit impaired at acquisition date. The cash outflows related to this acquisition are reported within the investing section of the Consolidated Statements of Cash Flows primarily as an increase in Card Member receivables and loans.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Loans and Accounts Receivable

Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables, respectively.

Card Member loans by segment and Other loans as of March 31, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group(a)	$67,938	$69,458
Global Commercial Services	13,057	12,396
Card Member loans	80,995	81,854
Less: Reserve for losses	2,121	2,134
Card Member loans, net	$78,874	$79,720
Other loans, net(b)	$3,965	$3,676

(a)
Includes approximately $31.5 billion and $33.2 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2019 and December 31, 2018, respectively.

(b)
Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $129 million and $124 million as of March 31, 2019 and December 31, 2018, respectively.

Card Member accounts receivable by segment and Other receivables as of March 31, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group(a)	$19,929	$21,455
Global Commercial Services	36,906	34,438
Card Member receivables	56,835	55,893
Less: Reserve for losses	608	573
Card Member receivables, net	$56,227	$55,320
Other receivables, net(b)	$3,128	$2,907

(a)	Includes $7.8 billion and $8.5 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2019 and December 31, 2018, respectively.

(b)
Other receivables primarily represent amounts related to (i) Global Network Services partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $25 million as of both March 31, 2019 and December 31, 2018.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2019 and December 31, 2018:

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$66,916	$286	$216	$520	$67,938
Global Commercial Services
Global Small Business Services	12,824	53	38	76	12,991
Global Corporate Payments(a)	(b)	(b)	(b)	―	66
Card Member Receivables:
Global Consumer Services Group	19,667	85	58	119	19,929
Global Commercial Services
Global Small Business Services	$17,061	$105	$62	$119	$17,347
Global Corporate Payments(a)	(b)	(b)	(b)	$125	$19,559

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,442	$290	$220	$506	$69,458
Global Commercial Services
Global Small Business Services	12,195	51	32	73	12,351
Global Corporate Payments(a)	(b)	(b)	(b)	―	45
Card Member Receivables:
Global Consumer Services Group	21,207	80	50	118	21,455
Global Commercial Services
Global Small Business Services	$16,460	$101	$53	$114	$16,728
Global Corporate Payments(a)	(b)	(b)	(b)	$129	$17,710

(a)
For Global Corporate Payments Card Member loans and receivables in Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).

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

	2019			2018
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.3%	2.8%	1.5%	2.0%	2.4%	1.4%
Global Small Business Services	1.8%	2.1%	1.3%	1.6%	1.9%	1.3%
Card Member Receivables:
Global Consumer Services Group	1.7%	1.9%	1.3%	1.6%	1.7%	1.4%
Global Small Business Services	1.9%	2.1%	1.6%	1.7%	1.9%	1.8%

	2019		2018
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.08%	0.6%	0.10%	0.8%

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Card Member Loans and Receivables

Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs. Impaired Card Member loans and receivables outside the U.S. are not significant as of March 31, 2019 and December 31, 2018; therefore, such loans and receivables are not included in the following tables unless otherwise noted.

The following tables provide additional information with respect to our impaired Card Member loans and receivables as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019

			Accounts Classified as a TDR(c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$348	$250	$354	$137	$1,089	$972	$93
Global Commercial Services	43	49	67	30	189	176	15
Card Member Receivables:
Global Consumer Services Group	―	―	35	12	47	47	3
Global Commercial Services	―	―	70	28	98	97	4
Total	$391	$299	$526	$207	$1,423	$1,292	$115

	As of December 31, 2018

			Accounts Classified as a TDR(c)
2018 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$344	$236	$313	$131	$1,024	$923	$80
Global Commercial Services	43	43	59	29	174	161	14
Card Member Receivables:
Global Consumer Services Group	―	―	29	13	42	42	2
Global Commercial Services	―	―	61	25	86	86	5
Total	$387	$279	$462	$198	$1,326	$1,212	$101

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

(c)
Accounts classified as a TDR include $20 million and $17 million that are over 90 days past due and accruing interest and $12 million and $6 million that are non-accruals as of March 31, 2019 and December 31, 2018, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)
Out of Program TDRs include $156 million and $148 million of Card Member accounts that have successfully completed a modification program and $51 million and $50 million of Card Member accounts that were not in compliance with the terms of the modification programs as of March 31, 2019 and December 31, 2018, respectively.

(f)
Global Consumer Services Group (GCSG) includes balances outside the U.S. of $77 million and $69 million that are over 90 days and accruing interest and $64 million and $68 million in unpaid principal as of March 31, 2019 and December 31, 2018, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables for the three months ended March 31:

	2019		2018

		Interest		Interest
	Average	Income	Average	Income
(Millions)	Balance	Recognized	Balance	Recognized
Card Member Loans:
Global Consumer Services Group	$1,057	$31	$801	$26
Global Commercial Services	181	6	136	5
Card Member Receivables:
Global Consumer Services Group	45	―	27	―
Global Commercial Services	92	―	63	―
Total	$1,375	$37	$1,027	$31

Card Member Loans and Receivables Modified as TDRs

The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Number of	Outstanding	Average Interest	Average Payment
	Accounts	Balances(a)	Rate Reduction	Term Extensions
	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member loans	17	$128	13	(b)
Card Member receivables	2	40	(c)	27
Total	19	$168

	Three Months Ended March 31, 2018
	Number of	Outstanding	Average Interest	Average Payment
	Accounts	Balances(a)	Rate Reduction	Term Extensions
	(in thousands)	($ in millions)	(% Points)	(# of Months)
Troubled Debt Restructurings:
Card Member loans	11	$81	11	(b)
Card Member receivables	1	29	(c)	28
Total	12	$110

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

	Three Months Ended March 31,
	2019		2018
	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
	(thousands)	(millions)	(thousands)	(millions)
Troubled Debt Restructurings That
Subsequently Defaulted:
Card Member loans	2	$17	2	$9
Card Member receivables	1	4	1	2
Total	3	$21	3	$11

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

4.  Reserves for Losses

Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.

Changes in Card Member Loans Reserve for Losses

The following table presents changes in the Card Member loans reserve for losses for the three months ended March 31:

(Millions)	2019	2018
Balance, January 1	$2,134	$1,706
Provisions(a)	525	499
Net write-offs(b)
Principal	(457)	(358)
Interest and fees	(92)	(71)
Other(c)	11	10
Balance, March 31	$2,121	$1,786

(a)	Provisions for principal, interest and fee reserve components.

(b)
Principal write-offs are presented less recoveries of $124 million and $106 million for the three months ended March 31, 2019 and 2018, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(15) million and $(7) million for the three months ended March 31, 2019 and 2018, respectively.

(c)	Includes foreign currency translation adjustments of $6 million and $6 million and other adjustments of $5 million and $4 million for the three months ended March 31, 2019 and 2018, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans Evaluated Individually and Collectively for Impairment

The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of March 31, 2019 and December 31, 2018:

(Millions)	2019	2018
Card Member loans evaluated individually for impairment(a)	$588	$532
Related reserves(a)	$108	$94
Card Member loans evaluated collectively for impairment(b)	$80,407	$81,322
Related reserves(b)	$2,013	$2,040

(a)	Represents loans modified as a TDR and related reserves.

(b)
Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the three months ended March 31:

(Millions)	2019	2018
Balance, January 1	$573	$521
Provisions(a)	253	242
Net write-offs(b)	(216)	(199)
Other(c)	(2)	1
Balance, March 31	$608	$565

(a)	Provisions for principal and fee reserve components.

(b)
Net write-offs are presented less recoveries of $91 million and $90 million for the three months ended March 31, 2019 and 2018, respectively. Amounts include net (write-offs) recoveries from TDRs of $(4) million and $2 million, for the three months ended March 31, 2019 and 2018, respectively.

(c)	Includes foreign currency translation adjustments of $3 million and $10 million and other adjustments of $(5) million and $(9) million for the three months ended March 31, 2019 and 2018, respectively.

Card Member Receivables Evaluated Individually and Collectively for Impairment

The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of March 31, 2019 and December 31, 2018:

(Millions)	2019	2018
Card Member receivables evaluated individually for impairment(a)	$145	$128
Related reserves(a)	$7	$7
Card Member receivables evaluated collectively for impairment	$56,690	$55,765
Related reserves(b)	$601	$566

(a)	Represents receivables modified as a TDR and related reserves.

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
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets. The unrealized gains and losses on equity securities are recorded in the Consolidated Statements of Income.

The following is a summary of investment securities as of March 31, 2019 and December 31, 2018:

	2019				2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
Description of Securities		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
(Millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale debt securities:
State and municipal obligations	$342	$6	$(1)	$347	$594	$4	$(2)	$596
U.S. Government agency obligations	10	―	―	10	10	―	―	10
U.S. Government treasury obligations	5,404	14	(9)	5,409	3,452	5	(17)	3,440
Corporate debt securities	29	―	―	29	28	―	―	28
Mortgage-backed securities(a)	48	1	―	49	50	1	―	51
Foreign government bonds and obligations	565	1	―	566	474	―	―	474
Equity securities(b)	50	―	(3)	47	51	―	(3)	48
Total	$6,448	$22	$(13)	$6,457	$4,659	$10	$(22)	$4,647

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Equity securities comprise investments in common stock and mutual funds.

The following table provides information about our investment securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of March 31, 2019 and December 31, 2018:

	2019						2018
	Less than 12 months				12 months or more		Less than 12 months			12 months or more
			Gross			Gross			Gross		Gross
Description of Securities (Millions)	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses	Estimated Fair Value	Unrealized Losses
State and municipal obligations	$	―	$	―	$52	$(1)	$	―	$ ―	$82	$(1)
U.S. Government treasury obligations		―		―	998	(9)		224	(2)	791	(15)
Total	$	―	$	―	$1,050	$(10)		$224	$(2)	$873	$(16)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2019 and December 31, 2018:

	Less than 12 months				12 months or more			Total
Ratio of Fair Value to				Gross			Gross			Gross
Amortized Cost	Number of	Estimated		Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized
(Dollars in millions)	Securities	Fair Value		Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
2019:
90%–100%	―	$	―	$ ―	26	$1,050	$(10)	26	$1,050	$(10)
Total as of March 31, 2019	―	$	―	$ ―	26	$1,050	$(10)	26	$1,050	$(10)

2018:
90%–100%	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
Total as of December 31, 2018	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)

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

Contractual maturities for investment securities with stated maturities as of March 31, 2019 were as follows:

		Estimated
(Millions)	Cost	Fair Value
Due within 1 year	$4,599	$4,600
Due after 1 year but within 5 years	1,315	1,319
Due after 5 years but within 10 years	179	181
Due after 10 years	305	310
Total	$6,398	$6,410

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

The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of March 31, 2019, our ownership of variable interests was $12.3 billion and $7.8 billion for the Lending Trust and the Charge Trust, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.

The following table provides information on the restricted cash held by the Trusts as of March 31, 2019 and December 31, 2018, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2019	2018
Lending Trust	$83	$67
Charge Trust	1	3
Total	$84	$70

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2019 and the year ended December 31, 2018, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Customer Deposits

As of March 31, 2019 and December 31, 2018, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2019	2018
U.S.:
Interest-bearing	$72,110	$69,144
Non-interest-bearing (includes Card Member credit balances of: 2019, $334; 2018, $376)	368	412
Non-U.S.:
Interest-bearing	27	28
Non-interest-bearing (includes Card Member credit balances of: 2019, $343; 2018, $367)	352	376
Total customer deposits	$72,857	$69,960

Customer deposits by deposit type as of March 31, 2019 and December 31, 2018 were as follows:

(Millions)	2019	2018
U.S. retail deposits:
Savings accounts – Direct	$43,345	$39,491
Certificates of deposit:(a)
Direct	1,107	817
Third-party (brokered)	12,189	12,667
Sweep accounts – Third-party (brokered)	15,469	16,169
Other deposits:
U.S. non-interest bearing deposits	34	36
Non-U.S. deposits	36	37
Card Member credit balances ― U.S. and non-U.S.	677	743
Total customer deposits	$72,857	$69,960

(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 47 months and 2.40 percent, respectively, as of March 31, 2019.

The scheduled maturities of certificates of deposit as of March 31, 2019 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2019	$4,249	$13	$4,262
2020	4,406	4	4,410
2021	1,937	―	1,937
2022	2,292	―	2,292
2023	327	―	327
After 5 years	85	―	85
Total	$13,296	$17	$13,313

As of March 31, 2019 and December 31, 2018, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2019	2018
U.S.	$373	$276
Non-U.S.	7	9
Total	$380	$285

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
Based on our current knowledge, and taking into consideration our litigation-related liabilities, we do not believe we are a party to, nor are any of our properties the subject of, any legal proceeding that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings could have a material impact on our results of operations. Certain legal proceedings involving us or our subsidiaries are described below.

Individual merchant cases and a putative merchant class action, which were consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II) in the Eastern District of New York, alleged that provisions in our merchant agreements prohibiting merchants from differentially surcharging our cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. Following the Supreme Court decision in Ohio v. American Express Co. in favor of American Express, plaintiffs in both the individual merchant cases and the putative merchant class action filed amended complaints. On April 12, 2019, the individual merchant cases were dismissed with prejudice pursuant to a joint stipulation between the parties. Our motion to dismiss and compel arbitration of the class action is pending.
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
We are being challenged in a number of countries regarding our application of value-added taxes (VAT) to certain of our international transactions, which are in various stages of audit, or are being contested in legal actions. While we believe we have complied with all applicable tax laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional VAT. In certain jurisdictions where we are contesting the assessments, we were required to pay the VAT assessments prior to contesting.

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

For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $240 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business.

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

In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2019, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties as of March 31, 2019 and December 31, 2018, no credit risk adjustment to the derivative portfolio was required.

A majority of our derivative assets and liabilities as of March 31, 2019 and December 31, 2018 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.

The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2019 and December 31, 2018:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$66	$34	$39	$74
Net investment hedges - Foreign exchange contracts	42	222	138	61
Total derivatives designated as hedging instruments	108	256	177	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including an embedded derivative	147	258	185	79
Total derivatives, gross	255	514	362	214
Less: Cash collateral netting(b)(c)	(46)	(28)	(35)	(78)
Derivative asset and derivative liability netting(d)	(105)	(90)	(105)	(90)
Total derivatives, net	$104	$396	$222	$46

(a)	For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.

(b)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to cash collateral held from the counterparty or cash collateral posted with the counterparty.

(c)
We posted $70 million and $84 million as of March 31, 2019 and December 31, 2018, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(d)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

Fair Value Hedges

We are exposed to interest rate risk associated with our fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $22.8 billion and $24.0 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2019 and December 31, 2018, respectively.

The following table presents the gains and losses recognized in Interest expense associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
(Millions)	2019	2018
Fixed-rate long-term debt	$(160)	$210
Derivatives designated as hedging instruments	158	(191)
Total	$(2)	$19

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $22.6 billion and $23.7 billion as of March 31, 2019 and December 31, 2018, respectively, including offsetting amounts of $81 million and $241 million for the respective periods, related to the cumulative amount of fair value hedging adjustments.
We recognized a net increase of $38 million and a net reduction of $14 million in Interest expense on Long-term debt for the three months ended March 31, 2019 and 2018, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.

Net Investment Hedges

We had notional amounts of approximately $9.5 billion and $9.6 billion of foreign currency derivatives designated as net investment hedges as of March 31, 2019 and December 31, 2018, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were losses of $162 million for both the three months ended March 31, 2019 and 2018. Accumulated gains within AOCI of nil and $1 million for the three months ended March 31, 2019 and 2018, respectively, were reclassified into Other expenses upon investment sales or liquidations.

Derivatives Not Designated as Hedges

The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $4 million and a net loss of $21 million for the three months ended March 31, 2019 and 2018, respectively, and are recognized in Other expenses.

The changes in the fair value of an embedded derivative resulted in losses of nil and $2 million for the three months ended March 31, 2019 and 2018, respectively, and are recognized in Card Member services expense.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.  Fair Values

Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2019 and December 31, 2018:

	2019						2018
(Millions)	Total	Level 1		Level 2	Level 3		Total	Level 1		Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$47		$1	$46	$	―	$48		$1	$47	$	―
Debt securities	6,410		―	6,410		―	4,599		―	4,599		―
Derivatives, gross(a)	255		―	255		―	514		―	514		―
Total Assets	6,712		1	6,711		―	5,161		1	5,160		―
Liabilities:
Derivatives, gross(a)	362		―	362		―	214		―	214		―
Total Liabilities	$362	$	―	$362	$	―	$214	$	―	$214	$	―

(a)	Refer to Note 5 for the fair values of investment securities and to Note 9 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2019 and December 31, 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2019 and December 31, 2018, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying	Corresponding Fair Value Amount
2019 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$33	$33		$32	$1	$	―
Other financial assets(b)	60	60		―	60		―
Financial assets carried at other than fair value
Loans, net(c)	83	83		―	―		83

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	88	88		―	88		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	13	13		―	13		―
Long-term debt(c)	$58	$60	$	―	$60	$	―

	Carrying	Corresponding Fair Value Amount
2018 (Billions)	Value	Total	Level 1		Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$27	$27		$26	$1	$	―
Other financial assets(b)	58	58		―	58		―
Financial assets carried at other than fair value
Loans, net(c)	83	84		―	―		84

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	81	81		―	81		―
Financial liabilities carried at other than fair value
Certificates of deposit(d)	13	13		―	13		―
Long-term debt(c)	$58	$59	$	―	$59	$	―

(a)	Level 2 amounts reflect time deposits and short-term investments.

(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.7 billion and $8.5 billion held by a consolidated VIE as of March 31, 2019 and December 31, 2018, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $31.3 billion and $33.0 billion as of March 31, 2019 and December 31, 2018, respectively, and the fair values of Long-term debt were $19.6 billion and $19.4 billion as of March 31, 2019 and December 31, 2018, respectively.

(d)	Presented as a component of Customer deposits on the Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the three months ended March 31, 2019 and the year ended December 31, 2018, we did not have any material assets that were measured at fair value due to impairment. Equity investments that are only adjusted through earnings for observable price changes are not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  Guarantees

The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $34 million, respectively, as of March 31, 2019, and $1 billion and $46 million, respectively, as of December 31, 2018, all of which were primarily related to our real estate and business dispositions.

To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Changes In Accumulated Other Comprehensive Income

AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2019 and 2018 were as follows:

2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	17	―	―	17
Net translation gains on investments in foreign operations	―	170	―	170
Net losses related to hedges of investments in foreign operations	―	(162)	―	(162)
Pension and other postretirement benefits	―	―	(27)	(27)
Net change in accumulated other comprehensive income (loss)	17	8	(27)	(2)
Balances as of March 31, 2019	$9	$(2,125)	$(483)	$(2,599)

2018 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities		Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$	―	$(1,961)	$(467)	$(2,428)
Net unrealized losses		(13)	―	―	(13)
Net translation gains on investments in foreign operations		―	192	―	192
Net losses related to hedges of investments in foreign operations		―	(162)	―	(162)
Pension and other postretirement benefits		―	―	28	28
Other(a)		2	―	―	2
Net change in accumulated other comprehensive (loss) income		(11)	30	28	47
Balances as of March 31, 2018		$(11)	$(1,931)	$(439)	$(2,381)

(a)
Represents unrealized gains and losses pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption of the financial instruments guidance effective January 1, 2018.

The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2019	2018
Net unrealized investment securities	$4	$(3)
Net translation on investments in foreign operations	14	2
Net hedges of investments in foreign operations	(50)	(54)
Pension and other postretirement benefits	(11)	3
Total tax impact	$(43)	$(52)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

		Gains (losses) recognized in earnings
		Amount
Description (Millions)	Income Statement Line Item	2019		2018
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses	$	―		$1
Related income tax	Income tax provision		―		(1)
Reclassification of foreign currency translation adjustments		$	―	$	―

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Other Fees and Commissions and Other Expenses

The following is a detail of Other fees and commissions for the three months ended March 31:

(Millions)	2019	2018
Fees charged to Card Members:
Delinquency fees	$251	$242
Foreign currency conversion fee revenue	230	225
Other customer fees:
Loyalty coalition-related fees	114	111
Travel commissions and fees	108	99
Service fees and other(a)	100	104
Total Other fees and commissions	$803	$781

(a)	Other includes Membership Rewards program fees that are not related to contracts with customers.

Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) are not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.

The following is a detail of Other expenses for the three months ended March 31:

(Millions)	2019	2018
Occupancy and equipment	$508	$520
Professional services	494	457
Other(a)	599	457
Total Other expenses	$1,601	$1,434

(a)
Other expense primarily includes general operating expenses, a litigation-related charge, communication expenses, Card and merchant-related fraud losses, and unrealized gains on certain equity investments.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

The effective tax rate was 20.8 percent and 21.5 percent for the three months ended March 31, 2019 and 2018, respectively. The change in tax rate primarily reflects the resolution of certain prior years’ tax items in the current period.

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
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $113 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $113 million of unrecognized tax benefits, approximately $95 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

15.  Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended March 31 were as follows:

(Millions, except per share amounts)	2019	2018
Numerator:
Basic and diluted:
Net income	$1,550	$1,634
Preferred dividends	(21)	(21)
Net income available to common shareholders	$1,529	$1,613
Earnings allocated to participating share awards(a)	(11)	(13)
Net income attributable to common shareholders	$1,518	$1,600
Denominator:(a)
Basic: Weighted-average common stock	841	859
Add: Weighted-average stock options(b)	2	2
Diluted	843	861

Basic EPS	$1.81	$1.86
Diluted EPS	$1.80	$1.86

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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.9 million and 0.6 million of options for the three months ended March 31, 2019 and 2018, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.  Reportable Operating Segments

During 2018, we realigned our reportable operating segments and also made changes to the methodology used to allocate certain corporate overhead costs to the operating segments and our intercompany settlement process. Effective for the first quarter of 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other.
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$3,741	$3,020	$1,525	$19	$8,305
Revenue from contracts with customers(b)	2,578	2,607	1,503	9	6,697
Interest income	2,272	454	9	219	2,954
Interest expense	459	241	(93)	288	895
Total revenues net of interest expense	5,554	3,233	1,627	(50)	10,364
Net income (loss)	$821	$586	$631	$(488)	$1,550
Total assets (billions)	$99	$54	$22	$22	$197

2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
Total non-interest revenues	$3,491	$2,838	$1,532	$16	$7,877
Revenue from contracts with customers(b)	2,438	2,454	1,491	4	6,387
Interest income	1,949	377	9	127	2,462
Interest expense	327	171	(59)	182	621
Total revenues net of interest expense	5,113	3,044	1,600	(39)	9,718
Net income (loss)	$826	$546	$516	$(254)	$1,634
Total assets (billions)	$91	$51	$20	$18	$180

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

(b)	Includes discount revenue, certain other fees and commissions and other revenues from customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Business Introduction

When we use the terms “American Express,” “we,” “our” or “us,” we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit card products and travel-related services offered to consumers and businesses around the world. Our range of products and services includes:

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

•     Travel-related services

Our various products and services are sold globally to diverse customer groups, including consumers, large corporations, mid-sized companies and small businesses. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and business partners, and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).

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

The following types of revenue are generated from our various products and services:

•
Discount revenue, our largest revenue source, primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members;

•	Interest on loans, principally represents interest income earned on outstanding balances;
•	Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account;
•
Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, service fees earned from merchants, and Membership Rewards program fees; and

•
Other revenue, primarily represents revenues arising from contracts with partners of our GNS business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, insurance premiums earned from Card Members, earnings from equity method investments (including the GBT JV), and prepaid card and Travelers Cheque-related revenue.

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

Business Environment

Our results for the first quarter reflect a solid start to the year, with broad based billings and revenue growth across our businesses and geographies. We continued to invest in new services and Card Member benefits, new card acquisitions and expanding our merchant network, and we returned a significant amount of capital to shareholders through share repurchases and dividends. Earnings per share were down $0.06 relative to the first quarter of 2018, but the current quarter reflected a $0.21 per share impact of a merchant litigation-related charge.
Our worldwide billed business increased 4 percent over the prior year and worldwide proprietary billings grew at 7 percent. The US dollar continued to strengthen, relative to the prior year, against the major currencies in which we operate, resulting in a larger negative impact on our billings and revenue growth than in recent quarters. After adjusting for foreign currency exchange (FX) rates, worldwide proprietary billed business increased 9 percent over the prior year, with international proprietary billings continuing double digit growth.1 GNS billed business declined as we continue to exit the network business in Europe and Australia due to certain regulatory changes; excluding the billings from those geographies, GNS billed business grew 6 percent year-over-year.
Revenues net of interest expense increased 7 percent (9 percent on an FX-adjusted basis), driven by a well-balanced mix of growth across Card Member spending, loan volumes and fee income.1 Card fee revenue reflected an increase in Card Member acquisitions and higher fees on certain of our card products around the world as we continued to add benefits to our product offerings.
Card Member loans grew year-over-year, as we continued to expand our lending relationships with existing customers and acquired new Card Members. Provisions for losses increased at a lower rate than in recent quarters due to a smaller reserve build compared to the prior year. The higher reserve build in the first quarter of last year was due to an acceleration in loan growth and the seasoning of our lending book. The increased stability in the lending portfolio in the current year resulted in a lower reserve build compared to Q1 ‘18. We expect provisions for losses to grow at a higher rate than the first quarter over the balance of the year.
Spending on customer engagement (the aggregate of rewards, Card Member services, and marketing and business development expenses) increased year-over-year across all categories. Increases in rewards and Card Member services reflected the growth in billings and continued higher levels of investment across many of our premium travel-related benefits. Marketing and business development expense increased due to higher spending on growth initiatives, including Card Member acquisition, continued investments in our cobrand partnerships and higher corporate client incentives. We expect spending on customer engagement to continue to increase, including as a result of our recently announced renewal of our relationships with Delta Air Lines, our largest cobrand partner.
We continue to see attractive growth opportunities across our businesses and plan to invest to take advantage of them in order to drive revenue growth over the moderate to long term. While we continue to see some headwinds in the environment, including from regulation in countries around the world and intense competition, we remain focused on delivering differentiated value to our merchants, Card Members and business partners and delivering appropriate returns to our shareholders.

See “Certain Legislative, Regulatory and Other Developments” for information on certain matters that could have a material adverse effect on our results of operations and financial condition.

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

The discussions in both the “Consolidated Results of Operations” and “Business Segment Results” provide commentary on the variances for the three months ended March 31, 2019 compared to the same period in the prior year, as presented in the accompanying tables.

Table 1: Summary of Financial Performance

	Three Months Ended
	March 31,		Change
(Millions, except percentages and per share amounts)	2019	2018	2019 vs. 2018
Total revenues net of interest expense	$10,364	$9,718	$646	7%
Provisions for losses	809	775	34	4
Expenses	7,597	6,861	736	11
Pretax income	1,958	2,082	(124)	(6)
Income tax provision	408	448	(40)	(9)
Net income	1,550	1,634	(84)	(5)
Earnings per common share — diluted(a)	$1.80	$1.86	$(0.06)	(3)%
Return on average equity(b)	31.9%	15.2%
Effective tax rate	20.8%	21.5%

(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards of $11 million and $13 million for the three months ended March 31, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $21 million for both the three months ended March 31, 2019 and 2018.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($6.8 billion and $3.1 billion for March 31, 2019 and 2018, respectively) by (ii) one-year average total shareholders’ equity ($21.5 billion and $20.5 billion for March 31, 2019 and 2018, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Discount revenue	$6,195	$5,889	$306	5%
Net card fees	944	830	114	14
Other fees and commissions	803	781	22	3
Other	363	377	(14)	(4)
Total non-interest revenues	8,305	7,877	428	5
Total interest income	2,954	2,462	492	20
Total interest expense	895	621	274	44
Net interest income	2,059	1,841	218	12
Total revenues net of interest expense	$10,364	$9,718	$646	7%

Total Revenues Net of Interest Expense

Discount revenue increased, primarily due to growth in billed business of 4 percent (7 percent on an FX-adjusted basis).2 U.S. billed business increased 7 percent. Non-U.S. billed business decreased 1 percent, but increased 6 percent on an FX-adjusted basis.2 See Tables 5 and 6 for more details on billed business performance. The average discount rate of 2.37 percent was unchanged year-over-year.
Net card fees increased, primarily driven by growth in the Platinum and Delta portfolios, as well as growth in certain key international countries.
Other fees and commissions increased, primarily driven by growth in travel commissions and fees and increases in delinquency fees.
Other revenues decreased, primarily driven by lower breakage from prepaid products and a decline in revenues related to transition services agreements.
Interest income increased, primarily driven by higher average Card Member loans and modestly higher yields.
Interest expense increased, primarily driven by higher interest rates, higher average long-term debt and higher average deposits.

2 Refer to footnote 1 on page 30 for details regarding foreign currency adjusted information.

Table 3: Provisions for Losses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Charge card	$253	$242	$11	5%
Card Member loans	525	499	26	5
Other	31	34	(3)	(9)
Total provisions for losses	$809	$775	$34	4%

Provisions for Losses

Charge card provision for losses increased, primarily driven by higher net write-offs, which increased in line with growth in receivables due to increased billed business largely in the corporate and small business portfolios.
Card Member loans provision for losses increased, driven by loan growth and higher net write-offs, partially offset by a smaller reserve build compared to the prior year, reflecting increased stability in the lending portfolio.  The higher reserve build in the first quarter of last year was driven by an acceleration in loan growth and the seasoning of our lending book.

Other provision for losses decreased, primarily due to improved credit performance of the commercial financing portfolio.

Table 4: Expenses Summary

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Marketing and business development	$1,573	$1,345	$228	17%
Card Member rewards	2,451	2,347	104	4
Card Member services	550	409	141	34
Total marketing, business development, rewards and Card Member services	4,574	4,101	473	12
Salaries and employee benefits	1,422	1,326	96	7
Other, net	1,601	1,434	167	12
Total expenses	$7,597	$6,861	$736	11%

Expenses

Marketing and business development expense increased, primarily due to higher spending on growth initiatives, continued investments in partnerships, and increased corporate client incentives driven by higher volumes.

Card Member rewards expense increased, primarily driven by increases in Membership Rewards expense of $64 million and cobrand rewards expense of $40 million. The increase in Membership Rewards expense was primarily driven by higher spending volumes, partially offset by a decline in the weighted average cost per point and slower growth in the Membership Rewards ultimate redemption rate (URR). The increase in cobrand rewards expense was primarily driven by higher spending volumes, partially offset by some discrete items in the current year.
The Membership Rewards URR for current program participants increased to 96 percent (rounded up) at March 31, 2019 from 95 percent (rounded down) at March 31, 2018. The increase in the URR reflects continued higher engagement in our Membership Rewards program.
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Salaries and employee benefits expense increased, primarily driven by higher payroll and deferred compensation expenses.
Other expenses increased, primarily driven by a litigation-related charge, partially offset by the prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business.

Income Taxes
The effective tax rate decreased, reflecting the resolution of certain prior years’ tax items in the current year.

Table 5: Selected Card-Related Statistical Information

	As of or for the		Change
	Three Months Ended		2019
	March 31,		vs.
	2019	2018	2018
Billed business: (billions)
U.S.	$195.5	$182.5	7%
Outside the U.S.	100.2	101.3	(1)
Total	$295.7	$283.8	4
Proprietary	$253.3	$236.9	7
GNS	42.4	46.9	(10)
Total	$295.7	$283.8	4
Cards-in-force: (millions)
U.S.	54.1	51.3	5
Outside the U.S.	59.8	62.9	(5)
Total	113.9	114.2	―
Proprietary	69.7	66.4	5
GNS	44.2	47.8	(8)
Total	113.9	114.2	―
Basic cards-in-force: (millions)
U.S.	42.5	40.4	5
Outside the U.S.	49.9	52.4	(5)
Total	92.4	92.8	―
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,082	$5,015	1
Outside the U.S.	3,927	3,869	1
Worldwide Average	$4,741	$4,677	1
Card Member loans: (billions)
U.S.	$70.8	$63.9	11
Outside the U.S.	10.2	8.9	15
Total	$81.0	$72.8	11
Average discount rate	2.37%	2.37%
Average fee per card (dollars)(a)	$54	$51	6%

(a)	Average fee per card is computed based on proprietary basic net card fees divided by average proprietary basic cards-in-force.

Table 6: Billed Business Growth

	Three Months Ended
	March 31, 2019
		Year over Year
	Year over Year	Percentage Increase
	Percentage Increase	(Decrease) Assuming
	(Decrease)	No Changes in FX Rates(a)
Worldwide
Proprietary
Proprietary consumer	7%	9%
Proprietary commercial	7	8
Total Proprietary	7	9
GNS	(10)	(4)
Worldwide Total	4	7
Airline-related volume (9% of Worldwide Total)	1	5

U.S.
Proprietary
Proprietary consumer	7
Proprietary commercial	7
Total Proprietary	7
U.S. Total	7
T&E-related volume (26% of U.S. Total)	5
Non-T&E-related volume (74% of U.S. Total)	7
Airline-related volume (8% of U.S. Total)	5

Outside the U.S.
Proprietary
Proprietary consumer	8	16
Proprietary commercial	5	13
Total Proprietary	7	15
Outside the U.S. Total	(1)	6
Japan, Asia Pacific & Australia	(2)	4
Latin America & Canada	1	11
Europe, the Middle East & Africa	(2)	7

(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the		Change
	Three Months Ended		2019
	March 31,		vs.
(Millions, except percentages and where indicated)	2019	2018	2018
Worldwide Card Member loans:
Total loans (billions)	$81.0	$72.8	11%
Loss reserves:
Beginning balance	$2,134	$1,706	25
Provisions - principal, interest and fees	525	499	5
Net write-offs — principal less recoveries	(457)	(358)	28
Net write-offs — interest and fees less recoveries	(92)	(71)	30
Other(a)	11	10	10
Ending balance	$2,121	$1,786	19
Ending reserves — principal	$1,999	$1,691	18
Ending reserves — interest and fees	$122	$95	28
% of loans	2.6%	2.5%
% of past due	178%	174%
Average loans (billions)	$80.6	$72.7	11
Net write-off rate — principal only(b)	2.3%	2.0%
Net write-off rate — principal, interest and fees(b)	2.7%	2.4%
30+ days past due as a % of total(b)	1.5%	1.4%

Worldwide Card Member receivables:
Total receivables (billions)	$56.8	$54.2	5
Loss reserves:
Beginning balance	$573	$521	10
Provisions - principal and fees	253	242	5
Net write-offs - principal and fees less recoveries	(216)	(199)	9
Other(a)	(2)	1	#
Ending balance	$608	$565	8%
% of receivables	1.1%	1.0%
Net write-off rate — principal only(b)	1.8%	1.6%
Net write-off rate — principal and fees(b)	2.0%	1.8%
30+ days past due as a % of total(b)	1.5%	1.5%
Net loss ratio as a % of charge volume — GCP(c)	0.08%	0.10%
90+ days past billing as a % of total — GCP(c)	0.6%	0.8%

# Denotes a variance of 100 percent or more

(a)	Other includes foreign currency translation adjustments.

(b)
We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total for Card Member receivables relate to Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) Card Member receivables.

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

Table 8: Net Interest Yield on Average Card Member Loans

	Three Months Ended
	March 31,
(Millions, except percentages and where indicated)	2019	2018
Net interest income	$2,059	$1,841
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	453	302
Interest income not attributable to our Card Member loan portfolio(b)	(335)	(213)
Adjusted net interest income(c)	$2,177	$1,930
Average Card Member loans (billions)	$80.6	$72.7
Net interest income divided by average Card Member loans(c)	10.2%	10.1%
Net interest yield on average Card Member loans(c)	10.9%	10.8%

(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.

(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.
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

Business Segment Results

During 2018, we realigned our reportable operating segments to: GCSG, Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses and operations are included in Corporate & Other. We also made changes to the methodology used to allocate certain corporate overhead costs to the operating segments and our intercompany settlement process. Effective for the first quarter of 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other.
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.

Global Consumer Services Group

Table 9: GCSG Selected Income Statement Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Revenues
Non-interest revenues	$3,741	$3,491	$250	7%
Interest income	2,272	1,949	323	17
Interest expense	459	327	132	40
Net interest income	1,813	1,622	191	12
Total revenues net of interest expense	5,554	5,113	441	9
Provisions for losses	552	530	22	4
Total revenues net of interest expense after provisions for losses	5,002	4,583	419	9
Expenses
Marketing, business development, rewards and Card Member services	2,785	2,446	339	14
Salaries and employee benefits and other operating expenses	1,177	1,089	88	8
Total expenses	3,962	3,535	427	12
Pretax segment income	1,040	1,048	(8)	(1)
Income tax provision	219	222	(3)	(1)
Segment income	$821	$826	$(5)	(1)%
Effective tax rate	21.1%	21.2%

GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel-related services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.

 Non-interest revenues increased, primarily driven by discount revenue, which increased 6 percent, reflecting an increase in proprietary consumer billed business of 7 percent. U.S. and non-U.S. proprietary consumer billed business increased 7 percent and 8 percent, respectively, both reflecting higher cards-in-force and higher average spend per card.

Net card fees increased, primarily driven by growth in the Platinum and Delta portfolios, as well as growth across certain key international countries. Other fees and commissions increased, primarily driven by higher travel commissions, delinquency fees and foreign exchange conversion revenue.
Net interest income increased, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds.
Provisions for losses increased, driven by loan growth and higher net write-offs, partially offset by a smaller reserve build compared to the prior year, reflecting increased stability in the lending portfolio.  The higher reserve build in the first quarter of last year was driven by an acceleration in loan growth and the seasoning of our lending book.

Marketing, business development, rewards and Card Member services expenses increased across all expense categories.  The increase in marketing and business development expenses was primarily due to higher spending on growth initiatives and higher cobrand partner payments. The increase in Card Member services expense was primarily driven by higher usage of travel-related benefits. The Card Member rewards expense increase was primarily driven by higher proprietary and cobrand spending volumes.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher technology and other servicing-related costs, prior-year gains on the re-measurement of certain equity investments and higher payroll costs.

The effective tax rate decreased, reflecting the resolution of certain prior years’ tax items in the current year.

Table 10: GCSG Selected Statistical Information

	Three Months Ended
	March 31,		Change
(Millions, except percentages and where indicated)	2019	2018	2019 vs 2018
Proprietary billed business: (billions)
U.S.	$92.1	$86.0	7%
Outside the U.S.	35.9	33.3	8
Total	$128.0	$119.3	7
Proprietary cards-in-force:
U.S.	38.0	36.1	5
Outside the U.S.	17.1	16.2	6
Total	55.1	52.3	5
Proprietary basic cards-in-force:
U.S.	27.1	25.8	5
Outside the U.S.	11.9	11.2	6
Total	39.0	37.0	5
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,402	$3,371	1
Outside the U.S.	$3,052	$3,001	2
Average	$3,296	$3,259	1
Total segment assets (billions)	$98.5	$90.7	9
Card Member loans:
Total loans (billions)
U.S.	$58.0	$52.7	10
Outside the U.S.	9.9	8.6	15
Total	$67.9	$61.3	11
Average loans (billions)
U.S.	$58.3	$52.9	10
Outside the U.S.	9.7	8.7	11
Total	$68.0	$61.6	10%
Lending Credit Metrics:
U.S.
Net write-off rate - principal only(a)	2.4%	2.0%
Net write-off rate - principal, interest and fees(a)	2.8%	2.4%
30+ days past due as a % of total	1.5%	1.4%
Outside the U.S.
Net write-off rate - principal only(a)	2.2%	2.1%
Net write-off rate - principal, interest and fees(a)	2.8%	2.6%
30+ days past due as a % of total	1.7%	1.6%
Total
Net write-off rate – principal only(a)	2.3%	2.0%
Net write-off rate – principal, interest and fees(a)	2.8%	2.4%
30+ days past due as a % of total	1.5%	1.4%

	As of or for the
	Three Months Ended
	March 31,		Change
(Millions, except percentages and where indicated)	2019	2018	2019 vs 2018
Card Member receivables: (billions)
U.S.	$12.7	$11.7	9%
Outside the U.S.	7.2	7.0	3
Total receivables	$19.9	$18.7	6%
Charge Credit Metrics:
U.S.
Net write-off rate – principal only(a)	1.4%	1.3%
Net write-off rate – principal and fees(a)	1.6%	1.5%
30+ days past due as a % of total	1.2%	1.3%
Outside the U.S.
Net write-off rate – principal only(a)	2.2%	2.0%
Net write-off rate – principal and fees(a)	2.4%	2.2%
30+ days past due as a % of total	1.5%	1.5%
Total
Net write-off rate – principal only(a)	1.7%	1.6%
Net write-off rate – principal and fees(a)	1.9%	1.7%
30+ days past due as a % of total	1.3%	1.4%

(a)	Refer to Table 7 footnote (b).

Table 11: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended
	March 31,
(Millions, except percentages and where indicated)	2019	2018
U.S.
Net interest income	$1,565	$1,403
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	65	37
Interest income not attributable to our Card Member loan portfolio(b)	(53)	(39)
Adjusted net interest income(c)	$1,577	$1,401
Average Card Member loans (billions)	$58.3	$52.9
Net interest income divided by average Card Member loans(c)	10.7%	10.6%
Net interest yield on average Card Member loans(c)	11.0%	10.7%
Outside the U.S.
Net interest income	$248	$218
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	19	18
Interest income not attributable to our Card Member loan portfolio(b)	(3)	(3)
Adjusted net interest income(c)	$264	$233
Average Card Member loans (billions)	$9.7	$8.6
Net interest income divided by average Card Member loans(c)	10.2%	10.1%
Net interest yield on average Card Member loans(c)	11.1%	11.0%
Total
Net interest income	$1,813	$1,622
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	84	54
Interest income not attributable to our Card Member loan portfolio(b)	(56)	(41)
Adjusted net interest income(c)	$1,841	$1,635
Average Card Member loans (billions)	$68.0	$61.6
Net interest income divided by average Card Member loans(c)	10.7%	10.5%
Net interest yield on average Card Member loans(c)	11.0%	10.8%

(a)	Refer to Table 8 footnote (a).

(b)	Refer to Table 8 footnote (b).
(c)	Refer to Table 8 footnote (c).

Global Commercial Services

Table 12: GCS Selected Income Statement Data

	Three Months Ended
	March 31,
			Change
(Millions, except percentages)	2019	2018	2019 vs. 2018
Revenues
Non-interest revenues	$3,020	$2,838	$182	6%
Interest income	454	377	77	20
Interest expense	241	171	70	41
Net interest income	213	206	7	3
Total revenues net of interest expense	3,233	3,044	189	6
Provisions for losses	254	240	14	6
Total revenues net of interest expense after provisions for losses	2,979	2,804	175	6
Expenses
Marketing, business development, rewards and Card Member services	1,470	1,374	96	7
Salaries and employee benefits and other operating expenses	766	722	44	6
Total expenses	2,236	2,096	140	7
Pretax segment income	743	708	35	5
Income tax provision	157	162	(5)	(3)
Segment income	$586	$546	$40	7%
Effective tax rate	21.1%	22.9%

GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased, primarily driven by higher discount revenue, reflecting growth in billed business from small and medium sized businesses and higher net card fees, primarily due to growth in the U.S. small business Platinum and Gold portfolios.
Net interest income increased, primarily driven by an increase in average Card Member loans, partially offset by higher cost of funds.
Provisions for losses increased, primarily driven by growth in Card Member loans and higher net write-offs in the small business lending portfolio.
Marketing, business development, rewards and Card Member services expenses increased, primarily driven by increases in marketing and business development expenses and Card Member rewards expense, which primarily reflected increased spending on growth initiatives and higher spending volumes, respectively.

Salaries and employee benefits and other operating expenses increased, primarily driven by higher technology and other servicing-related costs.

The effective tax rate decreased, primarily reflecting the resolution of certain prior years’ tax items in the current year.

Table 13: GCS Selected Statistical Information

	As of or for the
	Three Months Ended
	March 31,		Change
(Millions, except percentages and where indicated)	2019	2018	2019 vs 2018
Proprietary billed business (billions)	$123.4	$115.7	7%
Proprietary cards-in-force	14.6	14.1	4
Average Card Member spending (dollars)	$8,463	$8,233	3
Total segment assets (billions)	$54.0	$51.4	5
Card Member loans (billions)	$13.1	$11.5	14
Card Member receivables (billions)	$36.9	$35.5	4
GSBS Card Member loans:
Total loans (billions)	$13.0	$11.4	14
Average loans (billions)	$12.6	$11.1	14
Net write-off rate - principal only(a)	1.8%	1.6%
Net write-off rate - principal, interest and fees(a)	2.1%	1.9%
30+ days past due as a % of total	1.3%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$213	$206
Exclude:
Interest expense not attributable to our Card Member loan portfolio(b)	175	126
Interest income not attributable to our Card Member loan portfolio(c)	(52)	(37)
Adjusted net interest income(d)	$336	$295
Average Card Member loans (billions)	$12.6	$11.2
Net interest income divided by average Card Member loans(d)	6.8%	7.4%
Net interest yield on average Card Member loans(d)	10.8%	10.7%
GCP Card Member receivables:
Total receivables (billions)	$19.6	$19.3	2
90+ days past billing as a % of total(e)	0.6%	0.8%
Net loss ratio (as a % of charge volume)(f)	0.08%	0.10%
GSBS Card Member receivables:
Total receivables (billions)	$17.3	$16.2	7%
Net write-off rate - principal only(a)	1.9%	1.7%
Net write-off rate - principal and fees(a)	2.1%	1.9%
30+ days past due as a % of total	1.6%	1.8%

(a)	Refer to Table 7 footnote (b).

(b)	Refer to Table 8 footnote (a).
(c)	Refer to Table 8 footnote (b).
(d)	Refer to Table 8 footnote (c).
(e)	Refer to Table 7 footnote (c).
(f)
Represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

Global Merchant and Network Services

Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended
	March 31,		Change
(Millions, except percentages and where indicated)	2019	2018	2019 vs. 2018
Revenues
Non-interest revenues	$1,525	$1,532	$(7)	― %
Interest income	9	9	―	―
Interest expense	(93)	(59)	(34)	58
Net interest income	102	68	34	50
Total revenues net of interest expense	1,627	1,600	27	2
Provisions for losses	4	5	(1)	(20)
Total revenues net of interest expense after provisions for losses	1,623	1,595	28	2
Expenses
Marketing, business development, rewards and Card Member services	305	267	38	14
Salaries and employee benefits and other operating expenses	482	620	(138)	(22)
Total expenses	787	887	(100)	(11)
Pretax segment income	836	708	128	18
Income tax provision	205	192	13	7
Segment income	$631	$516	$115	22%
Effective tax rate	24.5%	27.1%
Total segment assets (billions)	22.1	19.5

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

Non-interest revenues were flat compared to the prior year, but increased by 3 percent on an FX-adjusted basis.3 The increase on an FX-adjusted basis was primarily driven by growth in billed business, partially offset by lower breakage on prepaid products.
Net interest income increased, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, rewards and Card Member services expenses increased primarily driven by payments related to the partnership agreement with our prepaid reloadable and gift card program manager, partially offset by lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expenses decreased, primarily driven by the prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business.

The effective tax rate decreased, reflecting the resolution of certain prior year tax items in the current year, and a discrete tax charge in the prior year.

Corporate & Other

Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net expense was $488 million for the three months ended March 31, 2019, compared to $254 million in the same period a year ago. The increase was primarily driven by a litigation-related charge and increased technology costs.

3 Refer to footnote 1 on page 30 for details regarding foreign currency adjusted information.

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

Capital

The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB) as of March 31, 2019.

Table 15: Regulatory Risk-Based Capital and Leverage Ratios

		Ratios as of
	Basel III	March 31,
	Minimum	2019
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.8%
American Express National Bank		12.1
Tier 1	8.5
American Express Company		11.8
American Express National Bank		12.1
Total	10.5
American Express Company		13.4
American Express National Bank		14.2
Tier 1 Leverage	4.0
American Express Company		10.0
American Express National Bank		9.4
Supplementary Leverage Ratio	3.0%
American Express Company		8.6
American Express National Bank		7.8%

Table 16: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company	March 31,
($ in Billions)	2019
Risk-Based Capital
Common Equity Tier 1	$17.4
Tier 1 Capital	19.0
Tier 2 Capital(a)	2.6
Total Capital	21.6

Risk-Weighted Assets	161.3
Average Total Assets to calculate the Tier 1 Leverage Ratio	189.4
Total Leverage Exposure to calculate supplementary leverage ratio	$221.4

(a)
Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), minority interest that is not included in Tier 1 capital and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

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

Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (CET1), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities and derivatives, foreign currency translation adjustments and net unrealized pension and other postretirement benefit/losses, all net of tax.

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

Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), minority interest that is not included in Tier 1 capital and $600 million of subordinated notes, adjusted for capital held by insurance subsidiaries.

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

During the three months ended March 31, 2019, we returned $1.6 billion to our shareholders in the form of common stock dividends of $0.3 billion and share repurchases of $1.3 billion. We repurchased 12 million common shares at an average price of $104.03 in the first quarter of 2019. These dividend and share repurchase amounts collectively represent approximately 105 percent of total capital generated during the quarter.

In addition, during the three months ended March 31, 2019, we paid $21 million in dividends on non-cumulative perpetual preferred shares outstanding.

In February 2019, the Federal Reserve changed regulatory requirements, including disclosure requirements, related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle and provided related relief from certain capital planning and regulatory reporting requirements that would otherwise apply in the 2019 stress test cycle. Additionally, we are not required to submit a capital plan to the Federal Reserve in 2019 or participate in the 2019 Comprehensive Capital Analysis and Review (CCAR 2019), although we remain subject to the requirement to maintain a capital plan that is approved by our board of directors. In lieu of the quantitative stress test, the Federal Reserve provided us with a formula that defines our maximum payout capacity during the period July 1, 2019 through June 30, 2020.

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
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of March 31, 2019 and December 31, 2018:

Table 17: Summary of Consolidated Debt and Customer Deposits

(Billions)	March 31, 2019	December 31, 2018
Short-term borrowings	$2.0	$3.1
Long-term debt	58.4	58.4
Total debt	60.4	61.5
Customer deposits	72.9	70.0
Total debt and customer deposits	$133.3	$131.5

We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
During the three months ended March 31, 2019, we issued (i) $1.5 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $1.5 billion of three year Class A Certificates at a fixed rate of 2.87 percent, and (ii) $2.0 billion of senior unsecured notes from American Express Company consisting of $1.25 billion of five year notes at a fixed rate of 3.40 percent and $750 million of two year notes at a fixed rate of 3.00 percent.

Our funding plan for the full year 2019 includes, among other sources, approximately $6 billion to $12 billion of unsecured term debt issuance and approximately $5 billion to $10 billion of secured term debt issuance. Our funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.

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

Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused lines of credit. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation to total funding, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.

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

The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and other various regulatory liquidity requirements, such as the Liquidity Coverage Ratio, as well as additional stress scenarios required under our liquidity risk policy.

The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity
As of March 31, 2019, we maintained a committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained a committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2019, no amounts were drawn on either facility.

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

We had approximately $72.5 billion as of March 31, 2019 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of March 31, 2019 of $3.5 billion, which expires on October 16, 2020. As of March 31, 2019, no amounts were drawn on this facility.

Unused Credit Outstanding
As of March 31, 2019, we had approximately $308 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.

Cash Flows
The following table summarizes our cash flow activity for the three months ended March 31:

Table 19: Cash Flows

(Billions)	2019	2018
Total cash provided by (used in):
Operating activities	$8.5	$2.0
Investing activities	(2.7)	(0.7)
Financing activities	―	(2.9)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	―	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5.8	$(1.8)

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

The increase in net cash provided by operating activities compared to the prior year, was primarily driven by the amount and timing of payments of accounts payable and other liabilities.

Cash Flows from Investing Activities

Our cash flows from investing activities primarily include changes in Card Member receivables and loans, as well as changes in our available-for-sale investment securities portfolio.

The increase in net cash used in investing activities was driven by a larger net increase in the investment securities portfolio and growth in Card Member receivables and loans compared to a decline in the prior year.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.

The decrease in net cash used in financing activities was primarily driven by a smaller decrease in debt and larger customer deposits, partially offset by a higher level of share repurchases.

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
For example, we have been cooperating with certain governmental authorities that have requested information from, or served subpoenas on, us, seeking information relating to a small, specialized part of our business, known as foreign exchange international payments (FXIP), which offers cross-border payments services primarily to small and middle market business customers in five countries, including the United States. In particular, we received investigative subpoenas from both the civil and criminal divisions of the U.S. Department of Justice as well as inquiries from the Federal Reserve, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau (CFPB), the Federal Deposit Insurance Corporation and others.
FXIP accounts for less than one half of one percent of our total revenue net of interest expense and is unrelated to our card businesses. Relatedly, we are conducting a review with an outside law firm of FXIP’s pricing practices. We do not believe this matter will have a material adverse impact on our operations or results.
Please see the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K) for further information.

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

The European Union, Australia and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business.

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

For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2018 Form 10-K.

Surcharging

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
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2018 Form 10-K.

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
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2018 Form 10-K.
Antitrust Litigation
The U.S. Department of Justice and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. On June 25, 2018, the Supreme Court found in favor of American Express in that case. We continue to vigorously defend similar antitrust claims initiated by merchants. See Note 8 to the "Consolidated Financial Statements" for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2018 Form 10-K.
Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies that provide a framework for compliance with applicable laws, meet evolving customer expectations and support and enable business innovation and growth. Global financial institutions like us have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2018 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) interest rate risk due to changes in the relationship between the interest rates on our assets (such as loans, receivables and investment securities) and the interest rates on our liabilities (such as debt and deposits); and (ii) foreign exchange risk related to transactions, funding, investments and earnings in currencies other than the U.S. dollar. There were no material changes in these market risks since December 31, 2018.

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

Cautionary Note Regarding Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•
our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations, the company’s ability to control operating expense growth and generate operating leverage, and the company’s ability to continue executing its share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; the amount and efficacy of investments in customer engagement; changes in interest rates beyond current expectations (including the impact of hedge ineffectiveness and deposit rate increases); a greater impact from new or renegotiated cobrand agreements than expected, which could be affected by spending volumes and customer acquisition; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally, a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending and revolve balances, growth in Card Member loans and the yield on Card Member loans not remaining consistent with current expectations, the average discount rate changing by a greater amount than expected, the strengthening of the U.S. dollar beyond expectations, the willingness of Card Members to pay higher card fees, lower spending on new cards acquired than estimated, and our inability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

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

•
our ability to control operating expense growth, which could be impacted by increases in costs, such as cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development and sales forces; greater -than -expected inflation; and the level of M&A activity and related expenses;

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

•
legal and regulatory developments, which could require us to make fundamental changes to many of our business practices, including our ability to continue certain cobrand and agent relationships in their current form in the EU; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase stock; or result in harm to the American Express brand;

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

A further description of these uncertainties and other risks can be found in the 2018 Form 10-K and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2018 Form 10-K, refer to Note 8 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2018 Form 10-K. There are no material changes from the risk factors set forth in the 2018 Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2018 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31,2019
Repurchase program(a)	5,026,421	$97.86	5,026,421	64,913,213
Employee transactions(b)	―	―	―	N/A

February 1-28, 2019
Repurchase program(a)	3,374,325	$106.89	3,374,325	61,538,888
Employee transactions(b)	1,070,070	$100.55	―	N/A

March 1-31, 2019
Repurchase program(a)	3,566,485	$110.03	3,566,485	57,972,403
Employee transactions(b)	18	$99.83	―	N/A

Total
Repurchase program(a)	11,967,231	$104.03	11,967,231	57,972,403
Employee transactions(b)	1,070,088	$100.55	―	N/A

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

American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the quarter ended March 31, 2019, approximately four visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 23, 2019	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell
Executive Vice President and
Chief Financial Officer

Date: April 23, 2019	By	/s/ Richard Petrino
Richard Petrino
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Amendment No. 1, dated March 29, 2019, to the Time Sharing Agreement, dated February 27, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri.
10.2	Contract of Employment, dated March 11, 2018, by and between American Express Services Europe Limited and Anna Marrs.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1