Form 10-Q
period 2019-06-30
AMERICAN EXPRESS CO
filed 2019-07-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission file number 1-7657
AMERICAN EXPRESS COMPANY
(Exact name of registrant as specified in its charter)

New York					13-4922250
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

200 Vesey Street	,	New York	,	New York	10285
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code                                          (212) 640-2000

None
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares (par value $0.20 per share)	AXP	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2019
Common Shares (par value $0.20 per share)	829,673,687	Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. Refer to the “MD&A― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2019	2018
Revenues
Non-interest revenues
Discount revenue	$6,577	$6,194
Net card fees	988	844
Other fees and commissions	837	786
Other	362	349
Total non-interest revenues	8,764	8,173
Interest income
Interest on loans	2,764	2,387
Interest and dividends on investment securities	52	27
Deposits with banks and other	149	126
Total interest income	2,965	2,540
Interest expense
Deposits	406	300
Long-term debt and other	485	411
Total interest expense	891	711
Net interest income	2,074	1,829
Total revenues net of interest expense	10,838	10,002
Provisions for losses
Charge card	224	245
Card Member loans	603	528
Other	34	33
Total provisions for losses	861	806
Total revenues net of interest expense after provisions for losses	9,977	9,196
Expenses
Marketing and business development	1,773	1,663
Card Member rewards	2,652	2,433
Card Member services	563	416
Salaries and employee benefits	1,367	1,280
Other, net	1,403	1,313
Total expenses	7,758	7,105
Pretax income	2,219	2,091
Income tax provision	458	468
Net income	$1,761	$1,623
Earnings per Common Share (Note 14):(a)
Basic	$2.07	$1.85
Diluted	$2.07	$1.84
Average common shares outstanding for earnings per common share:
Basic	834	860
Diluted	836	862

(a)
Represents net income less (i) earnings allocated to participating share awards of $13 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $19 million and $20 million for the three months ended June 30, 2019 and 2018, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2019	2018
Revenues
Non-interest revenues
Discount revenue	$12,772	$12,083
Net card fees	1,932	1,674
Other fees and commissions	1,640	1,567
Other	725	726
Total non-interest revenues	17,069	16,050
Interest income
Interest on loans	5,489	4,713
Interest and dividends on investment securities	85	48
Deposits with banks and other	345	241
Total interest income	5,919	5,002
Interest expense
Deposits	805	570
Long-term debt and other	981	762
Total interest expense	1,786	1,332
Net interest income	4,133	3,670
Total revenues net of interest expense	21,202	19,720
Provisions for losses
Charge card	477	487
Card Member loans	1,128	1,027
Other	65	67
Total provisions for losses	1,670	1,581
Total revenues net of interest expense after provisions for losses	19,532	18,139
Expenses
Marketing and business development	3,346	3,008
Card Member rewards	5,103	4,780
Card Member services	1,113	825
Salaries and employee benefits	2,789	2,606
Other, net	3,004	2,747
Total expenses	15,355	13,966
Pretax income	4,177	4,173
Income tax provision	866	916
Net income	$3,311	$3,257
Earnings per Common Share (Note 14):(a)
Basic	$3.88	$3.71
Diluted	$3.87	$3.70
Average common shares outstanding for earnings per common share:
Basic	837	859
Diluted	839	862

(a)
Represents net income less (i) earnings allocated to participating share awards of $24 million and $25 million for the six months ended June 30, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $40 million and $41 million for the six months ended June 30, 2019 and 2018, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Net income	$1,761	$1,623	$3,311	$3,257
Other comprehensive (loss) income:
Net unrealized debt securities gains (losses), net of tax	26	(7)	43	(18)
Foreign currency translation adjustments, net of tax	(36)	(96)	(28)	(66)
Net unrealized pension and other postretirement benefits, net of tax	3	1	(24)	29
Other comprehensive (loss) income	(7)	(102)	(9)	(55)
Comprehensive income	$1,754	$1,521	$3,302	$3,202
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents
Cash and due from banks	$4,700	$3,253
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2019, $62; 2018, $64)	22,100	24,026
Short-term investment securities	69	166
Total cash and cash equivalents	26,869	27,445
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2019, $7,836; 2018, $8,539), less reserves: 2019, $616; 2018, $573	58,092	55,320
Other receivables, less reserves: 2019, $27; 2018, $25	3,173	2,907
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2019, $31,656; 2018, $33,194), less reserves: 2019, $2,168; 2018, $2,134	81,062	79,720
Other loans, less reserves: 2019, $133; 2018, $124	4,059	3,676
Investment securities	8,542	4,647
Premises and equipment, less accumulated depreciation and amortization: 2019, $6,581; 2018, $6,015	4,658	4,416
Other assets (includes restricted cash of consolidated variable interest entities: 2019, $75; 2018, $70)	11,148	10,471
Total assets	$197,603	$188,602
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$72,590	$69,960
Travelers Cheques and other prepaid products	2,014	2,295
Accounts payable	16,518	12,255
Short-term borrowings	2,827	3,100
Long-term debt (includes debt issued by consolidated variable interest entities: 2019, $18,185; 2018, $19,509)	57,736	58,423
Other liabilities	22,826	20,279
Total liabilities	$174,511	$166,312
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2019 and December 31, 2018	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 832 million shares as of June 30, 2019 and 847 million shares as of December 31, 2018	167	170
Additional paid-in capital	11,980	12,218
Retained earnings	13,551	12,499
Accumulated other comprehensive loss
Net unrealized debt securities gains (losses), net of tax of: 2019, $12; 2018, $(1)	35	(8)
Foreign currency translation adjustments, net of tax of: 2019, $(307); 2018, $(300)	(2,161)	(2,133)
Net unrealized pension and other postretirement benefits, net of tax of: 2019, $(177); 2018, $(170)	(480)	(456)
Total accumulated other comprehensive loss	(2,606)	(2,597)
Total shareholders’ equity	23,092	22,290
Total liabilities and shareholders’ equity	$197,603	$188,602
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2019	2018
Cash Flows from Operating Activities
Net income	$3,311	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	1,670	1,581
Depreciation and amortization	583	685
Deferred taxes and other	485	(166)
Stock-based compensation	156	154
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	(268)	(164)
Other assets	(204)	257
Accounts payable and other liabilities	6,028	(182)
Travelers Cheques and other prepaid products	(284)	(326)
Net cash provided by operating activities	11,477	5,096
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	2,426	1,203
Purchases of investments	(6,310)	(3,029)
Net increase in Card Member loans and receivables, and other loans	(5,832)	(5,538)
Purchase of premises and equipment, net of sales: 2019, $34; 2018, nil	(840)	(536)
Acquisitions/dispositions, net of cash acquired	(91)	(481)
Other investing activities, net	148	—
Net cash used in investing activities	(10,499)	(8,381)
Cash Flows from Financing Activities
Net increase in customer deposits	2,625	2,957
Net decrease in short-term borrowings	(322)	(1,307)
Proceeds from long-term borrowings	9,180	10,561
Payments of long-term borrowings	(10,379)	(10,242)
Issuance of American Express common shares	66	49
Repurchase of American Express common shares and other	(2,012)	(138)
Dividends paid	(702)	(645)
Net cash (used in) provided by financing activities	(1,544)	1,235
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	90	49
Net decrease in cash, cash equivalents and restricted cash	(476)	(2,001)
Cash, cash equivalents and restricted cash at beginning of period	27,808	33,263
Cash, cash equivalents and restricted cash at end of period	$27,332	$31,262

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Jun-19	Dec-18	Jun-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$26,869	$27,445	$29,743	$32,927
Restricted cash included in Other assets per Consolidated Balance Sheets	463	363	1,519	336
Total cash, cash equivalents and restricted cash	$27,332	$27,808	$31,262	$33,263
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of March 31, 2019	$22,218	$—	$168	$11,963	$(2,599)	$12,686
Net income	1,761	—	—	—	—	1,761
Other comprehensive loss	(7)	—	—	—	(7)	—
Repurchase of common shares	(630)	—	(1)	(80)	—	(549)
Other changes, primarily employee plans	96	—	—	97	—	(1)
Cash dividends declared preferred Series B, $26.00 per share	(19)	—	—	—	—	(19)
Cash dividends declared common, $0.39 per share	(327)	—	—	—	—	(327)
Balances as of June 30, 2019	$23,092	$—	$167	$11,980	$(2,606)	$13,551

Six months ended June 30, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$22,290	$—	$170	$12,218	$(2,597)	$12,499
Net income	3,311	—	—	—	—	3,311
Other comprehensive loss	(9)	—	—	—	(9)	—
Repurchase of common shares	(1,875)	—	(4)	(347)	—	(1,524)
Other changes, primarily employee plans	69	—	1	109	—	(41)
Cash dividends declared preferred Series B, $26.00 per share	(19)	—	—	—	—	(19)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.78 per share	(654)	—	—	—	—	(654)
Balances as of June 30, 2019	$23,092	$—	$167	$11,980	$(2,606)	$13,551
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2018 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of March 31, 2018	$19,613	$—	$172	$12,225	$(2,381)	$9,597
Net income	1,623	—	—	—	—	1,623
Other comprehensive loss	(102)	—	—	—	(102)	—
Repurchase of common shares	—	—	—	—	—	—
Other changes, primarily employee plans	82	—	1	81	—	—
Cash dividends declared preferred Series B, $26.00 per share	(20)	—	—	—	—	(20)
Cash dividends declared common, $0.35 per share	(304)	—	—	—	—	(304)
Balances as of June 30, 2018	$20,892	$—	$173	$12,306	$(2,483)	$10,896

Six months ended June 30, 2018 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2017	$18,261	$—	$172	$12,210	$(2,428)	$8,307
Net income	3,257	—	—	—	—	3,257
Other comprehensive loss	(55)	—	—	—	(55)	—
Repurchase of common shares	—	—	—	—	—	—
Other changes, primarily employee plans	75	—	1	96	—	(22)
Cash dividends declared preferred Series B, $26.00 per share	(20)	—	—	—	—	(20)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.70 per share	(605)	—	—	—	—	(605)
Balances as of June 30, 2018	$20,892	$—	$173	$12,306	$(2,483)	$10,896
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
The interim Consolidated Financial Statements included in this report have not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, which differs significantly from the incurred loss approach used today and will alter the estimation process, inputs and assumptions used in estimating credit losses. The CECL methodology requires measurement of expected credit losses for the estimated life of the asset, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. At the date of adoption, any changes in reserves will be recorded in retained earnings as of the beginning of the reporting period of adoption as a cumulative-effect adjustment.
We continue to evaluate the impact the new guidance will have on our financial position, results of operations and regulatory risk-based capital. We have run multiple preliminary CECL simulations based on our portfolio composition and current expectations of future economic conditions. The results of those preliminary simulations indicate that our reserves for credit losses could have a net increase between 25 percent and 40 percent across our Card Member loans and receivables portfolios, with our Card Member loans portfolio being between 55 percent and 70 percent based on the comparison of CECL estimates as compared to the incurred loss model applied today. The anticipated higher impact to our Card Member loans portfolio is primarily driven by the longer average estimated loan life as compared to our Card Member receivables portfolio.
The actual impact at adoption will depend on the outstanding balances, characteristics of our loan and receivable portfolios, macroeconomic conditions and forecasted information at the date of adoption. We are continuing our cross-functional implementation efforts and have substantially completed development of our CECL models. Model validation and user acceptance testing commenced in the first half of 2019, with continuing parallel runs throughout the second half of 2019. In addition, we will continue to develop the business processes, policies and controls that satisfy the requirements of the new standard.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, for available-for-sale debt securities, the new guidance prospectively replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. We do not currently expect the impact of the new guidance on available-for-sale securities to be material at adoption.
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
In February 2018, as a result of the enactment of the Tax Cuts and Jobs Act, the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income (AOCI) to retained earnings. We adopted the new guidance effective January 1, 2019 and did not elect the optional reclassification.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Loans and Accounts Receivable
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables.
Card Member loans by segment and Other loans as of June 30, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$69,743	$69,458
Global Commercial Services	13,487	12,396
Card Member loans	83,230	81,854
Less: Reserve for losses	2,168	2,134
Card Member loans, net	$81,062	$79,720
Other loans, net (b)	$4,059	$3,676

(a)
Includes approximately $31.7 billion and $33.2 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2019 and December 31, 2018, respectively.

(b)
Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $133 million and $124 million as of June 30, 2019 and December 31, 2018, respectively.

Card Member accounts receivable by segment and Other receivables as of June 30, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$21,192	$21,455
Global Commercial Services	37,516	34,438
Card Member receivables	58,708	55,893
Less: Reserve for losses	616	573
Card Member receivables, net	$58,092	$55,320
Other receivables, net (b)	$3,173	$2,907

(a)	Includes $7.8 billion and $8.5 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2019 and December 31, 2018, respectively.

(b)
Other receivables primarily represent amounts related to (i) Global Network Services partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) certain merchants for billed discount revenue, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $27 million and $25 million as of June 30, 2019 and December 31, 2018, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2019 and December 31, 2018:

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,745	$286	$213	$499	$69,743
Global Commercial Services
Global Small Business Services	13,275	55	36	77	13,443
Global Corporate Payments (a)	(b)	(b)	(b)	—	44
Card Member Receivables:
Global Consumer Services Group	20,923	90	51	128	21,192
Global Commercial Services
Global Small Business Services	$17,521	$108	$56	$121	$17,806
Global Corporate Payments (a)	(b)	(b)	(b)	144	19,710

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,442	$290	$220	$506	$69,458
Global Commercial Services
Global Small Business Services	12,195	51	32	73	12,351
Global Corporate Payments (a)	(b)	(b)	(b)	—	45
Card Member Receivables:
Global Consumer Services Group	21,207	80	50	118	21,455
Global Commercial Services
Global Small Business Services	$16,460	$101	$53	$114	$16,728
Global Corporate Payments (a)	(b)	(b)	(b)	$129	$17,710

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

	2019			2018
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total	Principal Only (a)	Principal, Interest & Fees (a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.4%	2.8%	1.4%	2.1%	2.5%	1.3%
Global Small Business Services	1.8%	2.1%	1.3%	1.7%	2.0%	1.2%
Card Member Receivables:
Global Consumer Services Group	1.7%	1.8%	1.3%	1.6%	1.8%	1.2%
Global Small Business Services	1.8%	2.1%	1.6%	1.9%	2.1%	1.4%

	2019		2018
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.07%	0.7%	0.11%	0.8%

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Card Member Loans and Receivables
Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs. Impaired Card Member loans and receivables outside the U.S. are not significant as of June 30, 2019 and December 31, 2018; therefore, such loans and receivables are not included in the following tables unless otherwise noted.
The following tables provide additional information with respect to our impaired Card Member loans and receivables as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
			Accounts Classified as a TDR (c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group (f)	$328	$248	$395	$145	$1,116	$998	$103
Global Commercial Services	43	48	77	33	201	188	17
Card Member Receivables:
Global Consumer Services Group	—	—	41	14	55	54	3
Global Commercial Services	—	—	84	28	112	112	5
Total	$371	$296	$597	$220	$1,484	$1,352	$128

	As of December 31, 2018
			Accounts Classified as a TDR (c)
2018 (Millions)	Over 90 days Past Due & Accruing Interest (a)	Non- Accruals (b)	In Program (d)	Out of Program (e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group (f)	$344	$236	$313	$131	$1,024	$923	$80
Global Commercial Services	43	43	59	29	174	161	14
Card Member Receivables:
Global Consumer Services Group	—	—	29	13	42	42	2
Global Commercial Services	—	—	61	25	86	86	5
Total	$387	$279	$462	$198	$1,326	$1,212	$101

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

(c)
Accounts classified as a TDR include $21 million and $17 million that are over 90 days past due and accruing interest and $7 million and $6 million that are non-accruals as of June 30, 2019 and December 31, 2018, respectively.

(d)	In Program TDRs include Card Member accounts that are currently enrolled in a modification program.

(e)
Out of Program TDRs include $165 million and $148 million of Card Member accounts that have successfully completed a modification program and $55 million and $50 million of Card Member accounts that were not in compliance with the terms of the modification programs as of June 30, 2019 and December 31, 2018, respectively.

(f)
Global Consumer Services Group (GCSG) includes balances outside the U.S. of $79 million and $69 million that are over 90 days and accruing interest and $67 million and $68 million in unpaid principal as of June 30, 2019 and December 31, 2018, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables for the three and six months ended June 30, 2019 and 2018:

(Millions)	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$1,102	$33	$1,076	$64
Global Commercial Services	195	6	188	12
Card Member Receivables:
Global Consumer Services Group	51	—	48	—
Global Commercial Services	105	—	99	—
Total	$1,453	$39	$1,411	$76

(Millions)	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$846	$26	$819	$52
Global Commercial Services	149	6	141	11
Card Member Receivables:
Global Consumer Services Group	31	—	29	—
Global Commercial Services	72	—	67	—
Total	$1,098	$32	$1,056	$63

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Receivables Modified as TDRs
The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	17	$137	13	(b)	34	$265	13	(b)
Card Member Receivables	2	50	(c)	26	4	90	(c)	27
Total	19	$187			38	$355

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	12	$88	12	(b)	23	$169	12	(b)
Card Member Receivables	1	25	(c)	28	2	54	(c)	28
Total	13	$113			25	$223

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

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$18	5	$36
Card Member Receivables	1	5	2	8
Total	4	$23	7	$44

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$9	4	$18
Card Member Receivables	1	3	2	5
Total	3	$12	6	$23

(a)	The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Reserves for Losses
Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.
Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the six months ended June 30:

(Millions)	2019	2018
Balance, January 1	$2,134	$1,706
Provisions (a)	1,128	1,027
Net write-offs (b)
Principal	(920)	(747)
Interest and fees	(186)	(148)
Other (c)	12	2
Balance, June 30	$2,168	$1,840

(a)	Provisions for principal, interest and fee reserve components.

(b)
Principal write-offs are presented less recoveries of $254 million and $217 million for the six months ended June 30, 2019 and 2018, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(33) million and $(14) million for the six months ended June 30, 2019 and 2018, respectively.

(c)	Includes foreign currency translation adjustments of $3 million and $(5) million and other adjustments of $9 million and $7 million for the six months ended June 30, 2019 and 2018, respectively.
Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of June 30, 2019 and December 31, 2018:

(Millions)	2019	2018
Card Member loans evaluated individually for impairment (a)	$650	$532
Related reserves (a)	$120	$94
Card Member loans evaluated collectively for impairment (b)	$82,580	$81,322
Related reserves (b)	$2,048	$2,040

(a)	Represents loans modified as a TDR and related reserves.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the six months ended June 30:

(Millions)	2019	2018
Balance, January 1	$573	$521
Provisions (a)	477	487
Net write-offs (b)	(426)	(435)
Other (c)	(8)	(15)
Balance, June 30	$616	$558

(a)	Provisions for principal and fee reserve components.

(b)
Net write-offs are presented less recoveries of $184 million and $178 million for the six months ended June 30, 2019 and 2018, respectively. Amounts include net (write-offs) recoveries from TDRs of $(6) million and $2 million, for the six months ended June 30, 2019 and 2018, respectively.

(c)	Includes foreign currency translation adjustments of $3 million and $(1) million and other adjustments of $(11) million and $(14) million for the six months ended June 30, 2019 and 2018, respectively.
Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of June 30, 2019 and December 31, 2018:

(Millions)	2019	2018
Card Member receivables evaluated individually for impairment (a)	$167	$128
Related reserves (a)	$8	$7
Card Member receivables evaluated collectively for impairment	$58,541	$55,765
Related reserves (b)	$608	$566

(a)	Represents receivables modified as a TDR and related reserves.

(b)
The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Investment Securities
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
The following is a summary of investment securities as of June 30, 2019 and December 31, 2018:

	2019					2018
Description of Securities (Millions)	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$324	$9		$—	$333	$594	$4	$(2)	$596
U.S. Government agency obligations	10	—		—	10	10	—	—	10
U.S. Government treasury obligations	7,383	38		(3)	7,418	3,452	5	(17)	3,440
Corporate debt securities	28	—		—	28	28	—	—	28
Mortgage-backed securities (a)	45	2		—	47	50	1	—	51
Foreign government bonds and obligations	620	1		—	621	474	—	—	474
Equity securities (b)	61	27	(c)	(3)	85	51	—	(3)	48
Total	$8,471	$77		$(6)	8,542	$4,659	$10	$(22)	$4,647

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(b)	Equity securities comprise investments in common stock and mutual funds.

(c)
During the second quarter of 2019, an equity investment was reclassified from Other assets to Investment securities following the completion of an initial public offering by the issuer of the securities. The investment had a fair value of $37 million with an associated cost basis of $10 million as of June 30, 2019. The gross unrealized gains amount includes $29 million that was recognized during 2018.

The following table provides information about our investment securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of June 30, 2019 and December 31, 2018:

	2019				2018
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$—	$—	$—	$—	$82	$(1)
U.S. Government treasury obligations	—	—	477	(3)	224	(2)	791	(15)
Total	$—	$—	$477	$(3)	$224	$(2)	$873	$(16)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of June 30, 2019 and December 31, 2018:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	—	$—	$—	7	$477	$(3)	7	$477	$(3)
Total as of June 30, 2019	—	$—	$—	7	$477	$(3)	7	$477	$(3)

2018:
90%–100%	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
Total as of December 31, 2018	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)

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
Contractual maturities for investment securities with stated maturities as of June 30, 2019 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$6,635	$6,644
Due after 1 year but within 5 years	1,307	1,331
Due after 5 years but within 10 years	190	196
Due after 10 years	278	286
Total	$8,410	$8,457

The expected payments on state and municipal obligations, U.S. government agency obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Asset Securitizations
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of June 30, 2019, our ownership of variable interests was $13.8 billion and $7.8 billion for the Lending Trust and the Charge Trust, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
The following table provides information on the restricted cash held by the Trusts as of June 30, 2019 and December 31, 2018, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2019	2018
Lending Trust	$74	$67
Charge Trust	1	3
Total	$75	$70

These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2019 and the year ended December 31, 2018, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Customer Deposits
As of June 30, 2019 and December 31, 2018, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2019	2018
U.S.:
Interest-bearing	$71,808	$69,144
Non-interest-bearing (includes Card Member credit balances of: 2019, $351; 2018, $376)	386	412
Non-U.S.:
Interest-bearing	27	28
Non-interest-bearing (includes Card Member credit balances of: 2019, $362; 2018, $367)	369	376
Total customer deposits	$72,590	$69,960

Customer deposits by deposit type as of June 30, 2019 and December 31, 2018 were as follows:

(Millions)	2019	2018
U.S. retail deposits:
Savings accounts – Direct	$43,657	$39,491
Certificates of deposit: (a)
Direct	1,493	817
Third-party (brokered)	10,927	12,667
Sweep accounts – Third-party (brokered)	15,731	16,169
Other deposits:
U.S. non-interest bearing deposits	35	36
Non-U.S. deposits	34	37
Card Member credit balances ― U.S. and non-U.S.	713	743
Total customer deposits	$72,590	$69,960

(a)
The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 49 months and 2.47 percent, respectively, as of June 30, 2019.

The scheduled maturities of certificates of deposit as of June 30, 2019 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2019	$2,971	$8	$2,979
2020	4,543	9	4,552
2021	2,008	—	2,008
2022	2,341	—	2,341
2023	354	—	354
After 5 years	203	—	203
Total	$12,420	$17	$12,437

As of June 30, 2019 and December 31, 2018, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2019	2018
U.S.	$496	$276
Non-U.S.	6	9
Total	$502	$285

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Contingencies
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
On July 30, 2015, plaintiff Plumbers and Steamfitters Local 137 Pension Fund, on behalf of themselves and other purchasers of American Express stock, filed a suit, captioned Plumbers and Steamfitters Local 137 Pension Fund v. American Express Co., Kenneth I. Chenault and Jeffrey C. Campbell, in the United States District Court for the Southern District of New York for violation of federal securities law, alleging that the Company deliberately issued false and misleading statements to, and omitted important information from, the public relating to the financial importance of the Costco cobrand relationship to the Company, including, but not limited to, the decision to accelerate negotiations to renew the cobrand agreement. The plaintiff sought damages and injunctive relief. On October 2, 2017, the Court granted defendants’ motion to dismiss the plaintiff’s amended complaint. On May 8, 2019, the Second Circuit Court of Appeals affirmed the judgment of the district court.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2019, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties as of June 30, 2019 and December 31, 2018, no credit risk adjustment to the derivative portfolio was required.
A majority of our derivative assets and liabilities as of June 30, 2019 and December 31, 2018 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2019 and December 31, 2018:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$191	$34	$—	$74
Net investment hedges - Foreign exchange contracts	107	222	60	61
Total derivatives designated as hedging instruments	298	256	60	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including an embedded derivative	162	258	150	79
Total derivatives, gross	460	514	210	214
Less: Cash collateral netting (b)(c)	(191)	(28)	(9)	(78)
Derivative asset and derivative liability netting (d)	(133)	(90)	(133)	(90)
Total derivatives, net	$136	$396	$68	$46

(a)	For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.

(b)
Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to cash collateral held from the counterparty or cash collateral posted with the counterparty.

(c)
We posted $76 million and $84 million as of June 30, 2019 and December 31, 2018, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.

(d)	Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate long-term debt obligations. At the time of issuance, certain fixed-rate debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $22.1 billion and $24.0 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2019 and December 31, 2018, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Fixed-rate long-term debt	$(280)	$58	$(440)	$268
Derivatives designated as hedging instruments	286	(67)	444	(258)
Total	$6	$(9)	$4	$10

The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $22.2 billion and $23.7 billion as of June 30, 2019 and December 31, 2018, respectively, including the cumulative amount of fair value hedging adjustments of $199 million and $(241) million for the respective periods.
We recognized net increases of $36 million and $13 million in Interest expense on Long-term debt for the three months ended June 30, 2019 and 2018, respectively, and a net increase of $74 million and a net reduction of $1 million for the six months ended June 30, 2019 and 2018, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We had notional amounts of approximately $9.7 billion and $9.6 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2019 and December 31, 2018, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were gains of $87 million and $320 million for the three months ended June 30, 2019 and 2018, respectively, and a loss of $75 million and a gain of $158 million for the six months ended June 30, 2019 and 2018, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $23 million and $55 million for the three months ended June 30, 2019 and 2018, respectively, and $27 million and $34 million for the six months ended June 30, 2019 and 2018, respectively, that are recognized in Other expenses on the Consolidated Statements of Income.
The changes in the fair value of an embedded derivative were nil for both the three and six months ended June 30, 2019, and resulted in losses of $4 million and $6 million for the three and six months ended June 30, 2018, respectively, that are recognized in Card Member services expense on the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2019 and December 31, 2018:

	2019				2018
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$85	$38	$47	$—	$48	$1	$47	$—
Debt securities	8,457	—	8,457	—	4,599	—	4,599	—
Derivatives, gross (a)	460	—	460	—	514	—	514	—
Total Assets	9,002	38	8,964	—	5,161	1	5,160	—
Liabilities:
Derivatives, gross (a)	210	—	210	—	214	—	214	—
Total Liabilities	$210	$—	$210	$—	$214	$—	$214	$—

(a)	Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2019 and December 31, 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2019 and December 31, 2018, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$27	$27	$26	$1	$—
Other financial assets (b)	62	62	—	62	—
Financial assets carried at other than fair value
Loans, net (c)	85	86	—	—	86

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	90	90	—	90	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	12	12	—	12	—
Long-term debt (c)	$58	$59	$—	$59	$—

	Carrying Value	Corresponding Fair Value Amount
2018 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$27	$27	$26	$1	$—
Other financial assets (b)	58	58	—	58	—
Financial assets carried at other than fair value
Loans, net (c)	83	84	—	—	84

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	81	81	—	81	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	13	13	—	13	—
Long-term debt (c)	$58	$59	$—	$59	$—

(a)	Level 2 amounts reflect time deposits and short-term investments.

(b)
Includes Card Member receivables (including fair values of Card Member receivables of $7.8 billion and $8.5 billion held by a consolidated VIE as of June 30, 2019 and December 31, 2018, respectively), Other receivables, restricted cash and other miscellaneous assets.

(c)
Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $31.4 billion and $33.0 billion as of June 30, 2019 and December 31, 2018, respectively, and the fair values of Long-term debt were $18.4 billion and $19.4 billion as of June 30, 2019 and December 31, 2018, respectively.

(d)	Presented as a component of Customer deposits on the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the six months ended June 30, 2019 and the year ended December 31, 2018, we did not have any material assets that were measured at fair value due to impairment. Equity investments that are only adjusted through earnings for observable price changes are not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $30 million, respectively, as of June 30, 2019, and $1 billion and $46 million, respectively, as of December 31, 2018, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2019 and 2018 were as follows:

Three Months Ended June 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2019	$9	$(2,125)	$(483)	$(2,599)
Net unrealized gains	26	—	—	26
Net translation losses on investments in foreign operations	—	(123)	—	(123)
Net gains related to hedges of investments in foreign operations	—	87	—	87
Pension and other postretirement benefits	—	—	3	3
Net change in accumulated other comprehensive income (loss)	26	(36)	3	(7)
Balances as of June 30, 2019	$35	$(2,161)	$(480)	$(2,606)

Six Months Ended June 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	43	—	—	43
Net translation gains on investments in foreign operations	—	47	—	47
Net losses related to hedges of investments in foreign operations	—	(75)	—	(75)
Pension and other postretirement benefits	—	—	(24)	(24)
Net change in accumulated other comprehensive income (loss)	43	(28)	(24)	(9)
Balances as of June 30, 2019	$35	$(2,161)	$(480)	$(2,606)

Three Months Ended June 30, 2018 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2018	$(11)	$(1,931)	$(439)	$(2,381)
Net unrealized losses	(7)	—	—	(7)
Net translation losses on investments in foreign operations	—	(416)	—	(416)
Net gains related to hedges of investments in foreign operations	—	320	—	320
Pension and other postretirement benefits	—	—	1	1
Net change in accumulated other comprehensive (loss) income	(7)	(96)	1	(102)
Balances as of June 30, 2018	$(18)	$(2,027)	$(438)	$(2,483)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30, 2018 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$—	$(1,961)	$(467)	$(2,428)
Net unrealized losses	(20)	—	—	(20)
Net translation losses on investments in foreign operations	—	(224)	—	(224)
Net gains related to hedges of investments in foreign operations	—	158	—	158
Pension and other postretirement benefits	—	—	29	29
Other(a)	2	—	—	2
Net change in accumulated other comprehensive (loss) income	(18)	(66)	29	(55)
Balances as of June 30, 2018	$(18)	$(2,027)	$(438)	$(2,483)

(a) Represents unrealized gains pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption of the financial instruments guidance effective January 1, 2018.
The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Net unrealized investment securities	$9	$(2)	$13	$(5)
Net translation on investments in foreign operations	1	(70)	15	(68)
Net hedges on investments in foreign operations	28	107	(22)	53
Pension and other postretirement benefits	4	6	(7)	9
Total tax impact	$42	$41	$(1)	$(11)

Reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three and six months ended June 30, 2019 and 2018 were not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Fees charged to Card Members:
Delinquency fees	$255	$232	$506	$474
Foreign currency conversion fee revenue	250	233	480	458
Other customer fees:
Loyalty coalition-related fees	109	107	223	218
Travel commissions and fees	121	112	229	211
Service fees and other (a)	102	102	202	206
Total Other fees and commissions	$837	$786	$1,640	$1,567

(a)	Other includes Membership Rewards program fees that are not related to contracts with customers.
Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) are not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.
The following is a detail of Other expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Occupancy and equipment	$517	$484	$1,025	$1,004
Professional services	512	508	1,006	965
Other (a)	374	321	973	778
Total Other expenses	$1,403	$1,313	$3,004	$2,747

(a)
Other expense primarily includes general operating expenses, a litigation-related charge for the six months ended June 30, 2019, communication expenses, Card Member and merchant-related fraud losses, and unrealized gains and losses on certain equity investments.

13. Income Taxes
The effective tax rate was 20.6 percent and 22.4 percent for the three months ended June 30, 2019 and 2018, respectively, and 20.7 percent and 22.0 percent for the six months ended June 30, 2019 and 2018, respectively. The changes in tax rates for both periods primarily reflect the resolution of certain prior years’ tax items in the current periods.
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
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $112 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $112 million of unrecognized tax benefits, approximately $94 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Basic and diluted:
Net income	$1,761	$1,623	$3,311	$3,257
Preferred dividends	(19)	(20)	(40)	(41)
Net income available to common shareholders	$1,742	$1,603	$3,271	$3,216
Earnings allocated to participating share awards (a)	(13)	(12)	(24)	(25)
Net income attributable to common shareholders	$1,729	$1,591	$3,247	$3,191
Denominator: (a)
Basic: Weighted-average common stock	834	860	837	859
Add: Weighted-average stock options (b)	2	2	2	3
Diluted	836	862	839	862

Basic EPS	$2.07	$1.85	$3.88	$3.71
Diluted EPS	$2.07	$1.84	$3.87	$3.70

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

(b)
The dilutive effect of unexercised stock options excludes from the computation of EPS 0.4 million and 0.7 million of options for the three months ended June 30, 2019 and 2018, respectively, and 0.4 million and 0.7 million of options for the six months ended June 30, 2019 and 2018, respectively, because inclusion of the options would have been anti-dilutive.

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
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and six months ended June 30:

Three Months Ended June 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,001	$3,167	$1,565	$31	$8,764
Revenue from contracts with customers (b)	2,787	2,741	1,551	1	7,080
Interest income	2,297	468	7	193	2,965
Interest expense	464	257	(101)	271	891
Total revenues net of interest expense	5,834	3,378	1,673	(47)	10,838
Net income (loss)	$738	$644	$632	$(253)	$1,761
Total assets (billions)	$102	$55	$22	$19	$198

Six Months Ended June 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$7,742	$6,187	$3,090	$50	$17,069
Revenue from contracts with customers (b)	5,364	5,348	3,055	9	13,776
Interest income	4,569	922	16	412	5,919
Interest expense	923	498	(194)	559	1,786
Total revenues net of interest expense	11,388	6,611	3,300	(97)	21,202
Net income (loss)	$1,559	$1,230	$1,263	$(741)	$3,311
Total assets (billions)	$102	$55	$22	$19	$198

Three Months Ended June 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,678	$2,977	$1,513	$5	$8,173
Revenue from contracts with customers (b)	2,596	2,581	1,495	2	6,674
Interest income	1,994	393	7	146	2,540
Interest expense	370	204	(68)	205	711
Total revenues net of interest expense	5,302	3,166	1,588	(54)	10,002
Net income (loss)	$770	$564	$543	$(254)	$1,623
Total assets (billions)	$96	$52	$20	$17	$185

Six Months Ended June 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$7,169	$5,815	$3,045	$21	$16,050
Revenue from contracts with customers (b)	5,034	5,034	2,986	7	13,061
Interest income	3,943	770	16	273	5,002
Interest expense	697	375	(127)	387	1,332
Total revenues net of interest expense	10,415	6,210	3,188	(93)	19,720
Net income (loss)	$1,596	$1,110	$1,059	$(508)	$3,257
Total assets (billions)	$96	$52	$20	$17	$185

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

(b)	Includes discount revenue, certain other fees and commissions and other revenues from customers.

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
Business Environment
Our results for the second quarter reflect solid performance that continues to demonstrate broad based growth across our businesses and geographies. We continued to invest in new services and Card Member benefits, new card acquisitions and expanding our merchant network, while continuing to return a significant amount of capital to shareholders through share repurchases and dividends.
Our worldwide billed business increased 5 percent over the prior year and worldwide proprietary billings, which comprises 86% of our total billings, grew 7 percent led by consumers. The US dollar remained strong, relative to the prior year, against most major currencies in which we operate, resulting in a negative impact on our billings and revenue growth. After adjusting for foreign currency exchange (FX) rates, worldwide proprietary billed business increased 8 percent over the prior year, with international proprietary billings continuing double digit growth.1 This spending is occurring against the backdrop of an economy that is growing at a steady but more modest pace relative to 2018. GNS billed business declined as we continue to exit the network business in Europe and Australia due to certain regulatory changes; excluding the billings from those geographies, GNS billed business grew 6 percent year-over-year on an FX-adjusted basis.1
Revenues net of interest expense increased 8 percent (10 percent on an FX-adjusted basis), driven by a well-balanced mix of growth across Card Member spending, loan volumes and card fees.1 This was the eighth consecutive quarter with FX-adjusted revenue growth of 8 percent or better, compared to the corresponding prior year period.1 The increase in card fees reflects our disciplined approach of enhancing the value of our premium products by adding new benefits that are driving higher engagement with new and existing customers.
Card Member loans grew year-over-year, as we continued to expand our lending relationships with existing customers and acquired new Card Members. Provisions for losses increased as a result of higher Card Member loans and receivables and a modest increase in net write-off rates. This growth in provisions for losses was below our expectations.
Spending on customer engagement (the aggregate of rewards, Card Member services, and marketing and business development expenses) increased year-over-year across all categories. Increases in rewards and Card Member services reflected the growth in proprietary billings and continued investment and usage across many of our premium travel-related benefits. Marketing and business development expense grew due to continued investments in our cobrand partnerships, including the impact of the recently announced renewal of our relationship with Delta Air Lines, and higher corporate client incentives, although the growth moderated compared to recent quarters as we have more evenly distributed marketing spending this year relative to 2018 when we launched our global brand campaign in the second quarter.
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
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results” provide commentary on the variances for the three and six months ended June 30, 2019 compared to the same periods in the prior year, as presented in the accompanying tables.
Table 1: Summary of Financial Performance

	Three Months Ended June 30,		Change 2019 vs. 2018		Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages and per share amounts)	2019	2018			2019	2018
Total revenues net of interest expense	$10,838	$10,002	$836	8%	$21,202	$19,720	$1,482	8%
Provisions for losses	861	806	55	7	1,670	1,581	89	6
Expenses	7,758	7,105	653	9	15,355	13,966	1,389	10
Pretax income	2,219	2,091	128	6	4,177	4,173	4	—
Income tax provision	458	468	(10)	(2)	866	916	(50)	(5)
Net income	1,761	1,623	138	9	3,311	3,257	54	2
Earnings per common share — diluted (a)	$2.07	$1.84	$0.23	13%	$3.87	$3.70	$0.17	5%
Return on average equity (b)	31.6%	16.7%			31.6%	16.7%
Effective tax rate	20.6%	22.4%			20.7%	22.0%

(a)
Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards of $13 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and $24 million and $25 million for the six months ended June 30, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $19 million and $20 million for the three months ended June 30, 2019 and 2018, respectively, and $40 million and $41 million for the six months ended June 30, 2019 and 2018, respectively.

(b)
Return on average equity (ROE) is computed by dividing (i) one-year period net income ($7.0 billion and $3.4 billion for June 30, 2019 and 2018, respectively) by (ii) one-year average total shareholders’ equity ($22.1 billion and $20.4 billion for June 30, 2019 and 2018, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2019 vs. 2018		Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Discount revenue	$6,577	$6,194	$383	6%	$12,772	$12,083	$689	6%
Net card fees	988	844	144	17	1,932	1,674	258	15
Other fees and commissions	837	786	51	6	1,640	1,567	73	5
Other	362	349	13	4	725	726	(1)	—
Total non-interest revenues	8,764	8,173	591	7	17,069	16,050	1,019	6
Total interest income	2,965	2,540	425	17	5,919	5,002	917	18
Total interest expense	891	711	180	25	1,786	1,332	454	34
Net interest income	2,074	1,829	245	13	4,133	3,670	463	13
Total revenues net of interest expense	$10,838	$10,002	$836	8%	$21,202	$19,720	$1,482	8%

Total Revenues Net of Interest Expense
Discount revenue increased for both the three and six month periods, primarily due to growth in billed business of 5 percent for both periods. U.S. billed business increased 7 percent for both periods. Non-U.S. billed business increased 1 percent and was flat for the three and six month periods, respectively. See Tables 5, 6 and 7 for more details on billed business performance. The average discount rate of 2.37 percent for both the three and six month periods was unchanged relative to the prior-year periods.
Net card fees increased for both the three and six month periods, primarily driven by growth in the Platinum, Delta and Gold portfolios, as well as growth in certain key international countries.
Other fees and commissions increased for both the three and six month periods, primarily driven by growth in delinquency fees and foreign exchange conversion revenue.
Other revenues increased for the three month period and remained flat for the six month period. The increase in the three month period was primarily due to higher revenues related to the GBT JV, partially offset by lower revenue earned on cross-border Card Member spending.
Interest income increased for both the three and six month periods, primarily reflecting higher average Card Member loans and modestly higher yields.
Interest expense increased for both the three and six month periods, primarily driven by higher interest rates, higher average long-term debt and higher average deposits.
Table 3: Provisions for Losses Summary

	Three Months Ended June 30,		Change 2019 vs. 2018		Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Charge card	$224	$245	$(21)	(9)%	$477	$487	$(10)	(2)%
Card Member loans	603	528	75	14	1,128	1,027	101	10
Other	34	33	1	3	65	67	(2)	(3)
Total provisions for losses	$861	$806	$55	7%	$1,670	$1,581	$89	6%
Provisions for Losses
Charge card provision for losses decreased for both the three and six month periods, primarily driven by higher net losses in the prior year, largely in the corporate portfolio, partially offset by growth in receivables due to increased billed business.
Card Member loans provision for losses increased for both the three and six month periods, primarily due to higher net write-offs driven by loan growth.
Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2019 vs. 2018		Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Marketing and business development	$1,773	$1,663	$110	7%	$3,346	$3,008	$338	11%
Card Member rewards	2,652	2,433	219	9	5,103	4,780	323	7
Card Member services	563	416	147	35	1,113	825	288	35
Total marketing, business development, rewards and Card Member services	4,988	4,512	476	11	9,562	8,613	949	11
Salaries and employee benefits	1,367	1,280	87	7	2,789	2,606	183	7
Other, net	1,403	1,313	90	7	3,004	2,747	257	9
Total expenses	$7,758	$7,105	$653	9%	$15,355	$13,966	$1,389	10%

Expenses
Marketing and business development expense increased for both the three and six month periods, primarily due to continued investments in partnerships (including as a result of the recent renewal of our cobrand relationship with Delta Airlines), increased network partner payments and increased corporate client incentives driven by higher volumes, partially offset by higher marketing costs in the prior year with the launch of our new global brand campaign.
Card Member rewards expense increased for both the three and six month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses of $183 million and $247 million and cobrand rewards expense of $36 million and $76 million, for the three and six month periods, respectively, all of which were primarily driven by higher spending volumes.
The Membership Rewards Ultimate Redemption Rate for current program participants at both June 30, 2019 and June 30, 2018 was 96 percent (rounded up).
Card Member services expense increased for both the three and six month periods, primarily driven by higher usage of travel-related benefits.
Salaries and employee benefits expense increased for the three and six month periods, primarily driven by higher payroll costs.
Other expenses increased for the three and six month periods.  The increase in the three month period was primarily driven by higher technology costs, unrealized gains on certain equity investments in the prior year and a higher foreign exchange gain in the prior year. The increase in the six month period was primarily driven by a litigation-related charge, unrealized gains on certain equity investments in the prior year and higher technology costs, partially offset by the prior year loss on a transaction involving the operations of our prepaid reloadable and gift card business.
Income Taxes
The effective tax rate was lower for both the three and six month periods, primarily reflecting the resolution of certain prior years’ tax items in the current year.

Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2019 vs. 2018	As of or for the Six Months Ended June 30,		Change 2019 vs. 2018
	2019	2018		2019	2018
Billed business: (billions)
U.S.	$209.2	$195.4	7%	$404.7	$377.9	7%
Outside the U.S.	102.5	101.1	1	202.7	202.4	—
Total	$311.7	$296.5	5	$607.4	$580.3	5
Proprietary	$269.4	$251.1	7	$522.7	$488.0	7
GNS	42.3	45.4	(7)	84.7	92.3	(8)
Total	$311.7	$296.5	5	$607.4	$580.3	5
Cards-in-force: (millions)
U.S.	54.0	51.9	4	54.0	51.9	4
Outside the U.S.	60.2	62.4	(4)	60.2	62.4	(4)
Total	114.2	114.3	—	114.2	114.3	—
Proprietary	69.7	67.4	3	69.7	67.4	3
GNS	44.5	46.9	(5)	44.5	46.9	(5)
Total	114.2	114.3	—	114.2	114.3	—
Basic cards-in-force: (millions)
U.S.	42.5	40.9	4	42.5	40.9	4
Outside the U.S.	50.3	52.0	(3)	50.3	52.0	(3)
Total	92.8	92.9	—	92.8	92.9	—
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,445	$5,275	3	$10,529	$10,294	2
Outside the U.S.	4,059	3,909	4	7,988	7,781	3
Worldwide Average	$5,030	$4,871	3	$9,773	$9,551	2
Card Member loans: (billions)
U.S.	$72.6	$66.3	10	$72.6	$66.3	10
Outside the U.S.	10.6	9.1	16	10.6	9.1	16
Total	$83.2	$75.4	10	$83.2	$75.4	10
Average discount rate	2.37%	2.37%		2.37%	2.37%
Average fee per card (dollars)(a)	$57	$51	12%	$56	$51	10%

(a)	Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

Table 6: Billed Business Growth

	Three Months Ended June 30, 2019
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	8%	10%
Proprietary commercial	6	7
Total Proprietary	7	8
GNS	(7)	(2)
Worldwide Total	5	7
Airline-related volume (8% of Worldwide Total)	2	4

U.S.
Proprietary
Proprietary consumer	8
Proprietary commercial	6
Total Proprietary	7
U.S. Total	7
T&E-related volume (26% of U.S. Total)	6
Non-T&E-related volume (74% of U.S. Total)	7
Airline-related volume (7% of U.S. Total)	5

Outside the U.S.
Proprietary
Proprietary consumer	10	15
Proprietary commercial	8	12
Total Proprietary	9	14
Non U.S. Total	1	6
Japan, Asia Pacific & Australia	1	5
Latin America & Canada	6	12
Europe, the Middle East & Africa	—	5

(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Billed Business Growth

	Six Months Ended June 30, 2019
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	8%	9%
Proprietary commercial	6	8
Total Proprietary	7	9
GNS	(8)	(3)
Worldwide Total	5	7
Airline-related volume (8% of Worldwide Total)	2	5

U.S.
Proprietary
Proprietary consumer	7
Proprietary commercial	6
Total Proprietary	7
U.S. Total	7
T&E-related volume (26% of U.S. Total)	6
Non-T&E-related volume (74% of U.S. Total)	7
Airline-related volume (7% of U.S. Total)	5

Outside the U.S.
Proprietary
Proprietary consumer	9	15
Proprietary commercial	7	13
Total Proprietary	8	14
Outside the U.S. Total	—	6
Japan, Asia Pacific & Australia	—	5
Latin America & Canada	3	11
Europe, the Middle East & Africa	(1)	6

(a)
The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2019 vs. 2018	As of or for the Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Worldwide Card Member loans:
Total loans (billions)	$83.2	$75.4	10%	$83.2	$75.4	10%
Loss reserves:
Beginning balance	$2,121	$1,786	19	$2,134	$1,706	25
Provisions - principal, interest and fees	603	528	14	1,128	1,027	10
Net write-offs — principal less recoveries	(463)	(389)	19	(920)	(747)	23
Net write-offs — interest and fees less recoveries	(94)	(77)	22	(186)	(148)	26
Other (a)	1	(8)	#	12	2	#
Ending balance	$2,168	$1,840	18	$2,168	$1,840	18
Ending reserves — principal	$2,043	$1,737	18	$2,043	$1,737	18
Ending reserves — interest and fees	$125	$103	21	$125	$103	21
% of loans	2.6%	2.4%		2.6%	2.4%
% of past due	186%	188%		186%	188%
Average loans (billions)	$81.9	$74.1	11	$81.3	$73.5	11
Net write-off rate — principal only (b)	2.3%	2.1%		2.3%	2.0%
Net write-off rate — principal, interest and fees (b)	2.7%	2.5%		2.7%	2.4%
30+ days past due as a % of total (b)	1.4%	1.3%		1.4%	1.3%
Worldwide Card Member receivables:
Total receivables (billions)	$58.7	$55.0	7	$58.7	$55.0	7
Loss reserves:
Beginning balance	$608	$565	8	$573	$521	10
Provisions - principal and fees	224	245	(9)	477	487	(2)
Net write-offs - principal and fees less recoveries	(210)	(236)	(11)	(426)	(435)	(2)
Other (a)	(6)	(16)	(63)	(8)	(15)	(47)
Ending balance	$616	$558	10%	$616	$558	10%
% of receivables	1.0%	1.0%		1.0%	1.0%
Net write-off rate — principal only (b)	1.7%	1.8%		1.7%	1.7%
Net write-off rate — principal and fees (b)	1.9%	2.1%		1.9%	1.9%
30+ days past due as a % of total (b)	1.4%	1.3%		1.4%	1.3%
Net loss ratio as a % of charge volume — GCP (c)	0.07%	0.12%		0.07%	0.11%
90+ days past billing as a % of total — GCP (c)	0.7%	0.8%		0.7%	0.8%
# Denotes a variance greater than 100 percent

(a)	Other includes foreign currency translation adjustments.

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

Table 9: Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2019	2018	2019	2018
Net interest income	$2,074	$1,829	$4,133	$3,670
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	439	359	892	661
Interest income not attributable to our Card Member loan portfolio (b)	(312)	(236)	(647)	(449)
Adjusted net interest income (c)	$2,201	$1,952	$4,378	$3,882
Average Card Member loans (billions)	$81.9	$74.1	$81.3	$73.5
Net interest income divided by average Card Member loans (c)	10.1%	9.9%	10.2%	10.0%
Net interest yield on average Card Member loans (c)	10.8%	10.6%	10.9%	10.6%

(a)	Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.

(b)	Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.

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

American Express Company
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
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenues
Non-interest revenues	$4,001	$3,678	$323	9%	$7,742	$7,169	$573	8%
Interest income	2,297	1,994	303	15%	4,569	3,943	626	16%
Interest expense	464	370	94	25%	923	697	226	32%
Net interest income	1,833	1,624	209	13%	3,646	3,246	400	12%
Total revenues net of interest expense	5,834	5,302	532	10%	11,388	10,415	973	9%
Provisions for losses	650	565	85	15%	1,202	1,095	107	10%
Total revenues net of interest expense after provisions for losses	5,184	4,737	447	9%	10,186	9,320	866	9%
Expenses
Marketing, business development, rewards and Card Member services	3,062	2,695	367	14%	5,847	5,141	706	14%
Salaries and employee benefits and other operating expenses	1,206	1,081	125	12%	2,383	2,170	213	10%
Total expenses	4,268	3,776	492	13%	8,230	7,311	919	13%
Pretax segment income	916	961	(45)	(5)%	1,956	2,009	(53)	(3)%
Income tax provision	178	191	(13)	(7)%	397	413	(16)	(4)%
Segment income	$738	$770	$(32)	(4)%	$1,559	$1,596	$(37)	(2)%
Effective tax rate	19.4%	19.9%			20.3%	20.6%
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel-related services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
Non-interest revenues increased for both the three and six month periods, primarily driven by discount revenue and net card fees. Discount revenue increased 8 percent and 7 percent for the three and six month periods, respectively, reflecting increases in proprietary consumer billed business of 8 percent for both periods. See Tables 6, 7 and 11 for more details on billed business performance. The increases in proprietary consumer billed business reflected higher cards-in-force and higher average spend per card. Net card fees increased 18 percent and 17 percent for the three and six month periods, respectively, driven primarily by growth in the Platinum, Delta and Gold portfolios, as well as growth across certain key international countries.
Net interest income increased for both the three and six month periods, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds.
Provisions for losses increased for both the three and six month periods, primarily due to higher net write-offs driven by loan growth.

Marketing, business development, rewards and Card Member services expenses increased for both the three and six month periods across all expense categories. The Card Member rewards expense increase was primarily driven by higher proprietary and cobrand spending volumes. The increase in Card Member services expense was primarily driven by higher usage of travel-related benefits. The increase in marketing and business development expenses was primarily due to higher cobrand partner payments.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by higher technology and other servicing-related costs, increased payroll costs and a prior year value-added tax (VAT) reserve release.
The effective tax rate was lower for both the three and six month periods, primarily reflecting the resolution of certain prior years’ tax items in the current year.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2019 vs. 2018	As of or for the Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Proprietary billed business: (billions)
U.S.	$100.9	$93.6	8%	$193.0	$179.6	7%
Outside the U.S.	38.0	34.6	10%	73.9	67.9	9%
Total	$138.9	$128.2	8%	$266.9	$247.5	8%
Proprietary cards-in-force:
U.S.	37.6	36.7	2%	37.6	36.7	2%
Outside the U.S.	17.4	16.5	5%	17.4	16.5	5%
Total	55.0	53.2	3%	55.0	53.2	3%
Proprietary basic cards-in-force:
U.S.	26.8	26.2	2%	26.8	26.2	2%
Outside the U.S.	12.0	11.4	5%	12.0	11.4	5%
Total	38.8	37.6	3%	38.8	37.6	3%
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,743	$3,594	4%	$7,148	$6,969	3%
Outside the U.S.	$3,173	$3,057	4%	$6,227	$6,060	3%
Average	$3,567	$3,431	4%	$6,867	$6,693	3%
Total segment assets (billions)	$102.1	$95.7	7%	$102.1	$95.7	7%
Card Member loans:
Total loans (billions)
U.S.	$59.5	$54.7	9%	$59.5	$54.7	9%
Outside the U.S.	10.2	8.8	16%	10.2	8.8	16%
Total	$69.7	$63.5	10%	$69.7	$63.5	10%
Average loans (billions)
U.S.	$58.8	$53.7	9%	$58.6	$53.4	10%
Outside the U.S.	9.9	8.8	13%	9.8	8.8	11%
Total	$68.7	$62.5	10%	$68.4	$62.2	10%
Lending Credit Metrics:
U.S.
Net write-off rate - principal only (a)	2.3%	2.2%		2.4%	2.1%
Net write-off rate - principal, interest and fees (a)	2.8%	2.6%		2.8%	2.5%
30+ days past due as a % of total	1.4%	1.3%		1.4%	1.3%
Outside the U.S.
Net write-off rate - principal only (a)	2.4%	2.1%		2.3%	2.1%
Net write-off rate - principal, interest and fees (a)	3.0%	2.6%		2.9%	2.6%
30+ days past due as a % of total	1.7%	1.5%		1.7%	1.5%
Total
Net write-off rate – principal only (a)	2.4%	2.2%		2.4%	2.1%
Net write-off rate – principal, interest and fees (a)	2.8%	2.6%		2.8%	2.5%
30+ days past due as a % of total	1.4%	1.3%		1.4%	1.3%

	As of or for the Three Months Ended June 30,		Change 2019 vs. 2018	As of or for the Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Card Member receivables: (billions)
U.S.	$13.1	$12.0	9%	$13.1	$12.0	9%
Outside the U.S.	8.1	7.0	16%	8.1	7.0	16%
Total receivables	$21.2	$19.0	12%	$21.2	$19.0	12%
Charge Credit Metrics:
U.S.
Net write-off rate – principal only (a)	1.3%	1.4%		1.4%	1.4%
Net write-off rate – principal and fees (a)	1.4%	1.5%		1.5%	1.5%
30+ days past due as a % of total	1.2%	1.1%		1.2%	1.1%
Outside the U.S.
Net write-off rate – principal only (a)	2.2%	2.1%		2.2%	2.1%
Net write-off rate – principal and fees (a)	2.3%	2.3%		2.4%	2.2%
30+ days past due as a % of total	1.4%	1.4%		1.4%	1.4%
Total
Net write-off rate – principal only (a)	1.6%	1.7%		1.7%	1.6%
Net write-off rate – principal and fees (a)	1.8%	1.8%		1.8%	1.8%
30+ days past due as a % of total	1.3%	1.2%		1.3%	1.2%

(a)	Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2019	2018	2019	2018
U.S.
Net interest income	$1,581	$1,410	$3,146	$2,813
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	60	53	125	90
Interest income not attributable to our Card Member loan portfolio (b)	(52)	(42)	(105)	(81)
Adjusted net interest income (c)	$1,589	$1,421	$3,166	$2,822
Average Card Member loans (billions)	$58.8	$53.7	$58.6	$53.4
Net interest income divided by average Card Member loans (c)	10.8%	10.5%	10.7%	10.5%
Net interest yield on average Card Member loans (c)	10.8%	10.6%	10.9%	10.7%
Outside the U.S.
Net interest income	$252	$215	$500	$433
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	21	16	40	34
Interest income not attributable to our Card Member loan portfolio (b)	(4)	(2)	(7)	(5)
Adjusted net interest income (c)	$269	$229	$533	$462
Average Card Member loans (billions)	$9.9	$8.8	$9.8	$8.7
Net interest income divided by average Card Member loans (c)	10.2%	9.8%	10.2%	10.0%
Net interest yield on average Card Member loans (c)	10.9%	10.5%	11.0%	10.7%
Total
Net interest income	$1,833	$1,624	$3,646	$3,246
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	81	70	165	124
Interest income not attributable to our Card Member loan portfolio (b)	(56)	(45)	(112)	(86)
Adjusted net interest income (c)	$1,858	$1,649	$3,699	$3,284
Average Card Member loans (billions)	$68.7	$62.5	$68.4	$62.1
Net interest income divided by average Card Member loans (c)	10.7%	10.4%	10.7%	10.5%
Net interest yield on average Card Member loans (c)	10.9%	10.6%	10.9%	10.7%

(a)	Refer to Table 9 footnote (a).

(a)	Refer to Table 9 footnote (b).

(b)	Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended June 30,		Change 2019 vs. 2018		Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Revenues
Non-interest revenues	$3,167	$2,977	$190	6%	$6,187	$5,815	$372	6%
Interest income	468	393	75	19%	922	770	152	20%
Interest expense	257	204	53	26%	498	375	123	33%
Net interest income	211	189	22	12%	424	395	29	7%
Total revenues net of interest expense	3,378	3,166	212	7%	6,611	6,210	401	6%
Provisions for losses	206	235	(29)	(12)%	460	475	(15)	(3)%
Total revenues net of interest expense after provisions for losses	3,172	2,931	241	8%	6,151	5,735	416	7%
Expenses
Marketing, business development, rewards and Card Member services	1,565	1,482	83	6%	3,035	2,856	179	6%
Salaries and employee benefits and other operating expenses	801	734	67	9%	1,567	1,456	111	8%
Total expenses	2,366	2,216	150	7%	4,602	4,312	290	7%
Pretax segment income	806	715	91	13%	1,549	1,423	126	9%
Income tax provision	162	151	11	7%	319	313	6	2%
Segment income	$644	$564	$80	14%	$1,230	$1,110	$120	11%
Effective tax rate	20.1%	21.1%			20.6%	22.0%
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased for both the three and six month periods, primarily driven by higher discount revenue, which increased 6 percent for both periods, reflecting growth in billed business from small and medium sized businesses, and higher net card fees, primarily due to growth in the U.S. small business Platinum and Gold portfolios. See Tables 6, 7 and 14 for more details on billed business performance.
Net interest income increased for both the three and six month periods, primarily driven by an increase in average Card Member loans, partially offset by higher cost of funds.
Provisions for losses decreased for both the three and six month periods, primarily driven by higher net losses in the prior year, largely in the corporate portfolio, partially offset by growth in Card Member loans and receivables.
Marketing, business development, rewards and Card Member services expenses increased for both the three and six month periods, primarily driven by increases in Card Member rewards expense and marketing and business development expense, which primarily reflected higher spending volumes, higher usage of card benefits and continued investments in cobrand partnerships.
Salaries and employee benefits and other operating expenses increased for both the three and six month periods, primarily driven by higher technology and other servicing-related costs and higher payroll costs.
The effective tax rate was lower for both the three and six month periods, primarily reflecting the resolution of certain prior years’ tax items in the current year.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2019 vs 2018	As of or for the Six Months Ended June 30,		Change 2019 vs 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Proprietary billed business (billions)	$129.6	$122.0	6%	$253.0	$237.7	6%
Proprietary cards-in-force	14.7	14.3	3%	14.7	14.3	3%
Average Card Member spending (dollars)	$8,866	$8,592	3%	$17,321	$16,828	3%
Total segment assets (billions)	$55.0	$52.2	5%	$55.0	$52.2	5%
Card Member loans (billions)	$13.5	$11.9	13%	$13.5	$11.9	13%
Card Member receivables (billions)	$37.5	$36.0	4%	$37.5	$36.0	4%
GSBS Card Member loans:
Total loans (billions)	$13.4	$11.8	14%	$13.4	$11.8	14%
Average loans (billions)	$13.2	$11.6	14%	$12.9	$11.4	13%
Net write-off rate - principal only (a)	1.8%	1.8%		1.8%	1.7%
Net write-off rate - principal, interest and fees (a)	2.1%	2.1%		2.1%	2.0%
30+ days past due as a % of total	1.3%	1.2%		1.3%	1.2%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$211	$189		$424	$395
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	187	152		362	278
Interest income not attributable to our Card Member loan portfolio (c)	(55)	(38)		(107)	(75)
Adjusted net interest income (d)	$343	$303		$679	$598
Average Card Member loans (billions)	$13.2	$11.7		$12.9	$11.4
Net interest income divided by average Card Member loans (d)	6.4%	6.5%		6.6%	6.9%
Net interest yield on average Card Member loans (d)	10.4%	10.4%		10.6%	10.6%
GCP Card Member receivables:
Total receivables (billions)	$19.7	$19.3	2%	$19.7	$19.3	2%
90+ days past billing as a % of total (e)	0.7%	0.8%		0.7%	0.8%
Net loss ratio (as a % of charge volume) (f)	0.07%	0.12%		0.07%	0.11%
GSBS Card Member receivables:
Total receivables (billions)	$17.8	$16.7	7%	$17.8	$16.7	7%
Net write-off rate - principal only (a)	1.8%	2.1%		1.8%	1.9%
Net write-off rate - principal and fees (a)	2.0%	2.3%		2.1%	2.1%
30+ days past due as a % of total	1.6%	1.4%		1.6%	1.4%

(a)	Refer to Table 8 footnote (b).

(b)	Refer to Table 9 footnote (a).

(c)	Refer to Table 9 footnote (b).

(d)	Refer to Table 9 footnote (c).

(e)	Refer to Table 8 footnote (c).

(f)
Represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2019 vs. 2018		Six Months Ended June 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018			2019	2018
Revenues
Non-interest revenues	$1,565	$1,513	$52	3%	$3,090	$3,045	$45	1%
Interest income	7	7	—	—%	16	16	—	—%
Interest expense	(101)	(68)	(33)	49%	(194)	(127)	(67)	53%
Net interest income	108	75	33	44%	210	143	67	47%
Total revenues net of interest expense	1,673	1,588	85	5%	3,300	3,188	112	4%
Provisions for losses	4	6	(2)	(33)%	8	11	(3)	(27)%
Total revenues net of interest expense after provisions for losses	1,669	1,582	87	5%	3,292	3,177	115	4%
Expenses
Marketing, business development, rewards and Card Member services	337	312	25	8%	642	579	63	11%
Salaries and employee benefits and other operating expenses	486	526	(40)	(8)%	968	1,146	(178)	(16)%
Total expenses	823	838	(15)	(2)%	1,610	1,725	(115)	(7)%
Pretax segment income	846	744	102	14%	1,682	1,452	230	16%
Income tax provision	214	201	13	6%	419	393	26	7%
Segment income	$632	$543	$89	16%	$1,263	$1,059	$204	19%
Effective tax rate	25.3%	27.0%			24.9%	27.1%
Total segment assets (billions)	$22.2	$19.6	$2.6	13%	$22.2	$19.6	$2.6	13%
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
Non-interest revenues increased for both the three and six month periods, primarily driven by billed business growth, partially offset in the six month period by lower breakage on prepaid products.
Net interest income increased for both the three and six month periods, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, rewards and Card Member services expenses increased for both the three and six month periods, primarily driven by marketing and business development expense reflecting increased network issuer expense due to higher U.S. volumes and payments related to the partnership agreement with our prepaid reloadable and gift card program manager, partially offset by lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expenses decreased for both the three and six month periods, primarily driven by the prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business and higher technology and other servicing-related costs.
The effective tax rate was lower for both the three and six month periods, primarily reflecting the resolution of certain prior years’ tax items in the current year.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net expense was $253 million for the three months ended June 30, 2019, compared to $254 million in the same period a year ago and $741 million for the six month period compared to $508 million in the same period a year ago. The increase for the six month period was primarily driven by a litigation-related charge and increased technology costs.

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

Capital
The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB) as of June 30, 2019.
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Minimum	Ratios as of June 30, 2019
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		11.0%
American Express National Bank		11.9
Tier 1	8.5
American Express Company		12.0
American Express National Bank		11.9
Total	10.5
American Express Company		13.6
American Express National Bank		13.9
Tier 1 Leverage	4.0
American Express Company		10.5
American Express National Bank		9.7
Supplementary Leverage Ratio	3.0%
American Express Company		9.0
American Express National Bank		8.1%

Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	June 30, 2019
Risk-Based Capital
Common Equity Tier 1	$18.2
Tier 1 Capital	19.8
Tier 2 Capital (a)	2.7
Total Capital	22.5

Risk-Weighted Assets	165.3
Average Total Assets to calculate the Tier 1 Leverage Ratio	189.2
Total Leverage Exposure to calculate supplementary leverage ratio	$220.7

(a)
Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), minority interest that is not included in Tier 1 capital and $600 million of subordinated notes adjusted for capital held by insurance subsidiaries.

We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements, specifically within a 10 to 11 percent target range for American Express' Common Equity Tier 1 risk-based capital ratio, and finance such capital in a cost efficient manner. Failure to maintain minimum capital levels at American Express or AENB could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express or AENB to take actions that could limit our business operations.
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
Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements.
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
During the three and six months ended June 30, 2019, we returned $0.9 billion and $2.6 billion, respectively, to our shareholders in the form of common stock dividends of $0.3 billion and $0.7 billion, respectively, and share repurchases of $0.6 billion and $1.9 billion, respectively. We repurchased 5.5 million common shares at an average price of $115.59 in the second quarter of 2019. These dividend and share repurchase amounts collectively represent approximately 52 percent and 76 percent of total capital generated during the three and six month periods, respectively.
In addition, during the three and six months ended June 30, 2019, we paid $19 million and $40 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
We plan to increase the quarterly dividend on our common shares outstanding to $0.43 per share, from $0.39 per share, beginning with the third quarter of 2019, subject to approval by our Board of Directors.
Funding Strategy
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses as well as to maintain a strong liquidity profile.
We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debt, asset securitizations, borrowings through secured borrowing facilities and a long-term committed bank borrowing facility. While we diversify our funding sources by maintaining scale and relevance in unsecured debt, asset securitizations and deposits, we currently expect that the Personal Savings High Yield Savings Account program will become a larger proportion of our funding over time.
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of June 30, 2019 and December 31, 2018:
Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	June 30, 2019	December 31, 2018
Short-term borrowings	$2.8	$3.1
Long-term debt	57.7	58.4
Total debt	60.5	61.5
Customer deposits	72.6	70.0
Total debt and customer deposits	$133.1	$131.5
We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
During the three months ended June 30, 2019, we issued (i) $1.5 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $1.5 billion of three year Class A Certificates at a fixed rate of 2.67 percent, and (ii) $3.0 billion of senior unsecured notes from American Express Company consisting of $1.25 billion of three year notes at a fixed rate of 2.75 percent, $900 million of three year notes at a floating rate of 3-month LIBOR plus 62 basis points, and $850 million of seven year notes at a fixed rate of 3.125 percent.
Our funding plan for the full year 2019 includes, among other sources, approximately $6 billion to $11 billion of unsecured term debt issuance and approximately $5 billion to $9 billion of secured term debt issuance. Our funding plans are subject to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.

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
Table 19: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Stable
Moody’s	TRS (a)	Prime-1	A2	Stable
Moody's	American Express Credit Corporation	Prime-1	A2	Stable
Moody's	American Express National Bank	Prime-1	A3	Stable
Moody's	American Express Company	Prime-2	A3	Stable
S&P	TRS (a)	N/A	A-	Stable
S&P	Other rated operating subsidiaries	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

(a)	American Express Travel Related Services Company, Inc.
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

Securitized Borrowing Capacity
As of June 30, 2019, we maintained a committed, revolving, secured borrowing facility, with a maturity date of July 15, 2020, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). On July 12, 2019, we extended the Charge Trust's $3.0 billion facility by two years to mature on July 15, 2022. We also maintained a committed, revolving, secured borrowing facility, with a maturity date of September 15, 2020, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2019, no amounts were drawn on either facility.
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
We had approximately $74.9 billion as of June 30, 2019 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of June 30, 2019 of $3.5 billion, which expires on October 16, 2020. As of June 30, 2019, no amounts were drawn on this facility.

Unused Credit Outstanding
As of June 30, 2019, we had approximately $299 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30:
Table 20: Cash Flows

(Billions)	2019	2018
Total cash provided by (used in):
Operating activities	$11.5	$5.1
Investing activities	(10.5)	(8.4)
Financing activities	(1.5)	1.2
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	0.1
Net decrease in cash, cash equivalents and restricted cash	$(0.5)	$(2.0)
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
The increase in net cash used in investing activities was driven by a larger net increase in the investment securities portfolio compared to the prior year.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
The increase in net cash used in financing activities was primarily driven by a higher level of share repurchases compared to the prior year.
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
FXIP accounts for less than one half of one percent of our total revenue net of interest expense and is unrelated to our card businesses. Relatedly, our review of FXIP’s pricing practices conducted with an outside law firm has concluded and as a result, we are voluntarily providing approximately $1.6 million of remediation to certain customers covering a five-year period and taking disciplinary action where appropriate. We do not believe this matter will have a material adverse impact on our operations or results.
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
On May 7, 2019, the CFPB issued proposed rules that would set forth additional requirements for third-party debt collection agencies, which we use in the ordinary course of business. This proposal is not expected to result in final rules, if any, becoming effective before 2021.
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2018 Form 10-K.

Antitrust Litigation

The U.S. Department of Justice and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. On June 25, 2018, the Supreme Court found in favor of American Express in that case. We continue to vigorously defend similar antitrust claims initiated by merchants. See Note 7 to the "Consolidated Financial Statements" for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2018 Form 10-K.

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
Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:

•
our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations, the company’s ability to control operating expense growth and generate operating leverage, and the company’s ability to continue executing its share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; the amount and efficacy of investments in customer engagement; changes in interest rates beyond current expectations; a greater impact from new or renegotiated cobrand agreements than expected, which could be affected by spending volumes and customer acquisition; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;

•
our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally; a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending and revolve balances; a slowdown in corporate spending; growth in Card Member loans and the yield on Card Member loans not remaining consistent with current expectations; the average discount rate changing by a greater amount than expected; the strengthening of the U.S. dollar beyond expectations; Card Members continuing to be attracted to our premium card products; and our inability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

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

•
the growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquency and write-off rates as well as macroeconomic factors like unemployment rates and the volume of bankruptcies, newer vintages performing as expected, credit performance of non-card lending products, collections capabilities and recoveries of previously written-off loans and receivables, and the implementation of new accounting guidance;

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

•
our ability to control operating expense growth, which could be impacted by increases in costs, such as cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; and the level of M&A activity and related expenses;

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

•
changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and approval of our capital plans; the amount of capital required to support asset growth; the amount we spend on acquisitions of companies; and our results of operations and financial condition; and the economic environment and market conditions in any given period;

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

•
changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and

•
factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural and man-made disasters, health pandemics or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.

A further description of these uncertainties and other risks can be found in the 2018 Form 10-K and our other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2018 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announce Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019
Repurchase program(a)	2,258,956	$111.09	2,258,956	55,713,447
Employee transactions(b)	1,071	100.77	—	N/A

May 1-31, 2019
Repurchase program(a)	2,115,906	$118.10	2,115,906	53,597,541
Employee transactions(b)	20,719	$117.52	—	N/A

June 1-30,2019
Repurchase program(a)	1,075,550	$120.09	1,075,550	52,521,991
Employee transactions(b)	—	$—	—	N/A

Total
Repurchase program(a)	5,450,412	$115.59	5,450,412	52,521,991
Employee transactions(b)	21,790	$116.70	—	N/A

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the quarter ended June 30, 2019, approximately one Iran visa was obtained in connection with certain travel arrangements on behalf of clients. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019).

31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 23, 2019	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Executive Vice President and Chief Financial Officer

Date: July 23, 2019	By	/s/ Richard Petrino
Richard Petrino Executive Vice President and Corporate Controller (Principal Accounting Officer)