Form 10-Q
period 2019-09-30
AMERICAN EXPRESS CO
filed 2019-10-21
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2019
Common Shares (par value $0.20 per share)	818,270,818	Shares

AMERICAN EXPRESS COMPANY
FORM 10-Q
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. Refer to the “MD&A― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2019	2018
Revenues
Non-interest revenues
Discount revenue	$6,566	$6,181
Net card fees	1,033	870
Other fees and commissions	825	798
Other	362	334
Total non-interest revenues	8,786	8,183
Interest income
Interest on loans	2,885	2,554
Interest and dividends on investment securities	53	35
Deposits with banks and other	142	149
Total interest income	3,080	2,738
Interest expense
Deposits	401	340
Long-term debt and other	476	437
Total interest expense	877	777
Net interest income	2,203	1,961
Total revenues net of interest expense	10,989	10,144
Provisions for losses
Charge card	238	214
Card Member loans	604	560
Other	37	43
Total provisions for losses	879	817
Total revenues net of interest expense after provisions for losses	10,110	9,327
Expenses
Marketing and business development	1,818	1,642
Card Member rewards	2,614	2,400
Card Member services	558	457
Salaries and employee benefits	1,499	1,350
Other, net	1,355	1,360
Total expenses	7,844	7,209
Pretax income	2,266	2,118
Income tax provision	511	464
Net income	$1,755	$1,654
Earnings per Common Share (Note 14):(a)
Basic	$2.09	$1.89
Diluted	$2.08	$1.88
Average common shares outstanding for earnings per common share:
Basic	825	858
Diluted	827	860
(a)Represents net income less (i) earnings allocated to participating share awards of $11 million and $13 million for the three months ended September 30, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $21 million and $20 million for the three months ended September 30, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2019	2018
Revenues
Non-interest revenues
Discount revenue	$19,338	$18,264
Net card fees	2,965	2,544
Other fees and commissions	2,465	2,365
Other	1,087	1,060
Total non-interest revenues	25,855	24,233
Interest income
Interest on loans	8,374	7,267
Interest and dividends on investment securities	138	83
Deposits with banks and other	487	390
Total interest income	8,999	7,740
Interest expense
Deposits	1,206	910
Long-term debt and other	1,457	1,199
Total interest expense	2,663	2,109
Net interest income	6,336	5,631
Total revenues net of interest expense	32,191	29,864
Provisions for losses
Charge card	715	701
Card Member loans	1,732	1,587
Other	102	110
Total provisions for losses	2,549	2,398
Total revenues net of interest expense after provisions for losses	29,642	27,466
Expenses
Marketing and business development	5,164	4,650
Card Member rewards	7,717	7,180
Card Member services	1,671	1,282
Salaries and employee benefits	4,288	3,956
Other, net	4,359	4,107
Total expenses	23,199	21,175
Pretax income	6,443	6,291
Income tax provision	1,377	1,380
Net income	$5,066	$4,911
Earnings per Common Share (Note 14):(a)
Basic	$5.97	$5.60
Diluted	$5.95	$5.59
Average common shares outstanding for earnings per common share:
Basic	833	859
Diluted	835	861
(a)Represents net income less (i) earnings allocated to participating share awards of $35 million and $38 million for the nine months ended September 30, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $61 million for both the nine months ended September 30, 2019 and 2018.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Net income	$1,755	$1,654	$5,066	$4,911
Other comprehensive loss:
Net unrealized debt securities gains (losses), net of tax	3	(11)	46	(29)
Foreign currency translation adjustments, net of tax	(59)	(19)	(87)	(85)
Net unrealized pension and other postretirement benefits, net of tax	1	9	(23)	38
Other comprehensive loss	(55)	(21)	(64)	(76)
Comprehensive income	$1,700	$1,633	$5,002	$4,835
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents
Cash and due from banks	$3,169	$3,253
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2019, $31; 2018, $64)	21,081	24,026
Short-term investment securities	16	166
Total cash and cash equivalents	24,266	27,445
Accounts receivable
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2019, $7,492; 2018, $8,539), less reserves: 2019, $615; 2018, $573	56,010	55,320
Other receivables, less reserves: 2019, $22; 2018, $25	2,846	2,907
Loans
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2019, $31,144; 2018, $33,194), less reserves: 2019, $2,232; 2018, $2,134	81,423	79,720
Other loans, less reserves: 2019, $140; 2018, $124	4,340	3,676
Investment securities	8,445	4,647
Premises and equipment, less accumulated depreciation and amortization: 2019, $6,681; 2018, $6,015	4,715	4,416
Other assets (includes restricted cash of consolidated variable interest entities: 2019, $708; 2018, $70)	12,139	10,471
Total assets	$194,184	$188,602
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$73,298	$69,960
Travelers Cheques and other prepaid products	1,864	2,295
Accounts payable	12,866	12,255
Short-term borrowings	2,818	3,100
Long-term debt (includes debt issued by consolidated variable interest entities: 2019, $20,235; 2018, $19,509)	58,474	58,423
Other liabilities	21,839	20,279
Total liabilities	$171,159	$166,312
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2019 and December 31, 2018	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 821 million shares as of September 30, 2019 and 847 million shares as of December 31, 2018	165	170
Additional paid-in capital	11,869	12,218
Retained earnings	13,652	12,499
Accumulated other comprehensive loss
Net unrealized debt securities gains (losses), net of tax of: 2019, $13; 2018, $(1)	38	(8)
Foreign currency translation adjustments, net of tax of: 2019, $(266); 2018, $(300)	(2,220)	(2,133)
Net unrealized pension and other postretirement benefits, net of tax of: 2019, $(175); 2018, $(170)	(479)	(456)
Total accumulated other comprehensive loss	(2,661)	(2,597)
Total shareholders’ equity	23,025	22,290
Total liabilities and shareholders’ equity	$194,184	$188,602
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2019	2018
Cash Flows from Operating Activities
Net income	$5,066	$4,911
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	2,549	2,398
Depreciation and amortization	883	1,007
Deferred taxes and other	619	(347)
Stock-based compensation	217	230
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	21	(88)
Other assets	(64)	418
Accounts payable and other liabilities	1,578	2,133
Travelers Cheques and other prepaid products	(433)	(480)
Net cash provided by operating activities	10,436	10,182
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	5,072	1,871
Purchases of investments	(8,917)	(5,198)
Net increase in Card Member loans and receivables, and other loans	(6,071)	(9,461)
Purchase of premises and equipment, net of sales: 2019, $41; 2018, $1	(1,214)	(871)
Acquisitions/dispositions, net of cash acquired	(270)	(512)
Other investing activities	148	—
Net cash used in investing activities	(11,252)	(14,171)
Cash Flows from Financing Activities
Net increase in customer deposits	3,346	4,876
Net decrease in short-term borrowings	(285)	(969)
Proceeds from long-term borrowings	12,710	17,035
Payments of long-term borrowings	(13,279)	(17,262)
Issuance of American Express common shares	77	68
Repurchase of American Express common shares and other	(3,463)	(917)
Dividends paid	(1,048)	(970)
Net cash (used in) provided by financing activities	(1,942)	1,861
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	304	127
Net decrease in cash, cash equivalents and restricted cash	(2,454)	(2,001)
Cash, cash equivalents and restricted cash at beginning of period	27,808	33,263
Cash, cash equivalents and restricted cash at end of period	$25,354	$31,262

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Sept-19	Dec-18	Sept-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$24,266	$27,445	$30,231	$32,927
Restricted cash included in Other assets per Consolidated Balance Sheets	1,088	363	1,031	336
Total cash, cash equivalents and restricted cash	$25,354	$27,808	$31,262	$33,263
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2019	$23,092	$—	$167	$11,980	$(2,606)	$13,551
Net income	1,755	—	—	—	—	1,755
Other comprehensive loss	(55)	—	—	—	(55)	—
Repurchase of common shares	(1,450)	—	(2)	(170)	—	(1,278)
Other changes, primarily employee plans	58	—	—	59	—	(1)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.43 per share	(354)	—	—	—	—	(354)
Balances as of September 30, 2019	$23,025	$—	$165	$11,869	$(2,661)	$13,652

Nine months ended September 30, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$22,290	$—	$170	$12,218	$(2,597)	$12,499
Net income	5,066	—	—	—	—	5,066
Other comprehensive loss	(64)	—	—	—	(64)	—
Repurchase of common shares	(3,325)	—	(6)	(517)	—	(2,802)
Other changes, primarily employee plans	127	—	1	168	—	(42)
Cash dividends declared preferred Series B, $26.00 per share	(19)	—	—	—	—	(19)
Cash dividends declared preferred Series C, $49.00 per share	(42)	—	—	—	—	(42)
Cash dividends declared common, $1.21 per share	(1,008)	—	—	—	—	(1,008)
Balances as of September 30, 2019	$23,025	$—	$165	$11,869	$(2,661)	$13,652
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2018 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2018	$20,892	$—	$173	$12,306	$(2,483)	$10,896
Net income	1,654	—	—	—	—	1,654
Other comprehensive loss	(21)	—	—	—	(21)	—
Repurchase of common shares	(780)	—	(2)	(105)	—	(673)
Other changes, primarily employee plans	70	—	—	71	—	(1)
Cash dividends declared preferred Series C, $24.50 per share	(20)	—	—	—	—	(20)
Cash dividends declared common, $0.39 per share	(335)	—	—	—	—	(335)
Balances as of September 30, 2018	$21,460	$—	$171	$12,272	$(2,504)	$11,521

Nine months ended September 30, 2018 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2017	$18,261	$—	$172	$12,210	$(2,428)	$8,307
Net income	4,911	—	—	—	—	4,911
Other comprehensive loss	(76)	—	—	—	(76)	—
Repurchase of common shares	(780)	—	(2)	(105)	—	(673)
Other changes, primarily employee plans	145	—	1	167	—	(23)
Cash dividends declared preferred Series B, $26.00 per share	(20)	—	—	—	—	(20)
Cash dividends declared preferred Series C, $49.00 per share	(41)	—	—	—	—	(41)
Cash dividends declared common, $1.09 per share	(940)	—	—	—	—	(940)
Balances as of September 30, 2018	$21,460	$—	$171	$12,272	$(2,504)	$11,521
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The Company
We are a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle services, offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel. Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, direct mail, in-house sales teams, third-party vendors and direct response advertising.
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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, which differs significantly from the incurred loss approach used today and will alter the estimation process, inputs and assumptions used in estimating credit losses. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. At the date of adoption, the change in reserves will be recorded in retained earnings as a cumulative-effect adjustment.
We continue to evaluate the impact the new guidance will have on our financial position, results of operations and regulatory risk-based capital. As part of our evaluation of the estimated impacts of CECL, we have run multiple simulations based on our portfolio composition and current expectations of future economic conditions. The results of those preliminary simulations continue to indicate that our total reserves for credit losses related to our Card Member loans and receivables portfolios could have a net increase between 25 percent and 40 percent, with an increase in reserves of between 55 percent and 70 percent related to our Card Member loans portfolio and a decrease in reserves related to our Card Member receivables portfolio, all of which is based on the comparison of preliminary CECL estimates as compared to the incurred loss model applied today. The anticipated higher impact to our Card Member loans reserve is primarily driven by the longer average estimated loan life as compared to our Card Member receivables.
The actual impact at adoption will depend on the outstanding balances, characteristics of our loan and receivable portfolios, macroeconomic conditions and forecasted information at the date of adoption. We are continuing our cross-functional implementation efforts and have substantially completed development of our CECL models. Model validation, user acceptance testing, and parallel runs will continue through the remainder of 2019. In addition, we continue to develop the business processes, policies and controls that satisfy the requirements of the new guidance.

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Loans and Accounts Receivable
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables.
Card Member loans by segment and Other loans as of September 30, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$69,810	$69,458
Global Commercial Services	13,845	12,396
Card Member loans	83,655	81,854
Less: Reserve for losses	2,232	2,134
Card Member loans, net	$81,423	$79,720
Other loans, net (b)	$4,340	$3,676
(a)Includes approximately $31.1 billion and $33.2 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2019 and December 31, 2018, respectively.
(b)Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $140 million and $124 million as of September 30, 2019 and December 31, 2018, respectively.
Card Member receivables by segment and Other receivables as of September 30, 2019 and December 31, 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$20,684	$21,455
Global Commercial Services	35,941	34,438
Card Member receivables	56,625	55,893
Less: Reserve for losses	615	573
Card Member receivables, net	$56,010	$55,320
Other receivables, net (b)	$2,846	$2,907
(a)Includes $7.5 billion and $8.5 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2019 and December 31, 2018, respectively.
(b)Other receivables primarily represent amounts related to (i) Global Network Services partners for items such as royalty and franchise fees, (ii) tax-related receivables, (iii) discount revenue billed to certain merchants, and (iv) loyalty coalition partners for points issued, as well as program participation and servicing fees. Other receivables are presented net of reserves for losses of $22 million and $25 million as of September 30, 2019 and December 31, 2018, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Card Member Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2019 and December 31, 2018:

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,720	$317	$238	$535	$69,810
Global Commercial Services
Global Small Business Services	13,632	54	38	85	13,809
Global Corporate Payments (a)	(b)	(b)	(b)	—	36
Card Member Receivables:
Global Consumer Services Group	20,405	89	58	132	20,684
Global Commercial Services
Global Small Business Services	$17,090	$101	$59	$129	$17,379
Global Corporate Payments (a)	(b)	(b)	(b)	$125	$18,562

2018 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,442	$290	$220	$506	$69,458
Global Commercial Services
Global Small Business Services	12,195	51	32	73	12,351
Global Corporate Payments (a)	(b)	(b)	(b)	—	45
Card Member Receivables:
Global Consumer Services Group	21,207	80	50	118	21,455
Global Commercial Services
Global Small Business Services	$16,460	$101	$53	$114	$16,728
Global Corporate Payments (a)	(b)	(b)	(b)	$129	$17,710
(a)For Global Corporate Payments Card Member loans and receivables in Global Commercial Services (GCS), delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
(b)Delinquency data for periods other than 90+ days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Quality Indicators for Card Member Loans and Receivables
The following tables present the key credit quality indicators as of or for the nine months ended September 30:

	2019			2018
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.3%	2.8%	1.6%	2.1%	2.5%	1.4%
Global Small Business Services	1.8%	2.1%	1.3%	1.7%	2.0%	1.1%
Card Member Receivables:
Global Consumer Services Group	1.7%	1.8%	1.4%	1.7%	1.8%	1.2%
Global Small Business Services	1.9%	2.1%	1.7%	1.8%	2.1%	1.4%

	2019		2018
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.08%	0.7%	0.11%	0.8%
(a)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in estimating our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired Card Member Loans and Receivables
Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs. Impaired Card Member loans and receivables outside the U.S. are not significant as of September 30, 2019 and December 31, 2018; therefore, such loans and receivables are not included in the following tables unless otherwise noted.
The following tables provide additional information with respect to our impaired Card Member loans and receivables as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
			Accounts Classified as a TDR (c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group (f)	$347	$272	$447	$158	$1,224	$1,095	$118
Global Commercial Services	45	54	86	35	220	207	20
Card Member Receivables:
Global Consumer Services Group	—	—	48	14	62	62	3
Global Commercial Services	—	—	95	28	123	122	5
Total	$392	$326	$676	$235	$1,629	$1,486	$146

	As of December 31, 2018
			Accounts Classified as a TDR (c)
2018 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group (f)	$344	$236	$313	$131	$1,024	$923	$80
Global Commercial Services	43	43	59	29	174	161	14
Card Member Receivables:
Global Consumer Services Group	—	—	29	13	42	42	2
Global Commercial Services	—	—	61	25	86	86	5
Total	$387	$279	$462	$198	$1,326	$1,212	$101
(a)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected. Amounts presented exclude Card Member loans classified as a TDR.
(b)Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude Card Member loans classified as a TDR.
(c)Accounts classified as a TDR include $21 million and $17 million that are over 90 days past due and accruing interest and $9 million and $6 million that are non-accruals as of September 30, 2019 and December 31, 2018, respectively.
(d)In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $174 million and $148 million of Card Member accounts that have successfully completed a modification program and $61 million and $50 million of Card Member accounts that were not in compliance with the terms of the modification programs as of September 30, 2019 and December 31, 2018, respectively.
(f)Global Consumer Services Group (GCSG) includes balances outside the U.S. of $80 million and $69 million that are over 90 days and accruing interest and $67 million and $68 million in unpaid principal as of September 30, 2019 and December 31, 2018, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$1,170	$34	$1,113	$98
Global Commercial Services	210	6	196	18
Card Member Receivables:
Global Consumer Services Group	58	—	52	—
Global Commercial Services	118	—	105	—
Total	$1,556	$40	$1,466	$116

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Millions)	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$882	$27	$841	$79
Global Commercial Services	153	5	144	16
Card Member Receivables:
Global Consumer Services Group	35	—	31	—
Global Commercial Services	77	—	70	—
Total	$1,147	$32	$1,086	$95

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Modified as TDRs
The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	21	$160	13	(b)	55	$425	13	(b)
Card Member Receivables	2	54	(c)	27	6	144	(c)	27
Total	23	$214			61	$569

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	13	$98	12	(b)	36	$267	12	(b)
Card Member Receivables	1	24	(c)	27	4	78	(c)	28
Total	14	$122			40	$345
(a)Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on Card Member loans and principal and fees on Card Member receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.

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

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$23	9	$59
Card Member Receivables	1	5	3	13
Total	5	$28	12	$72

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$13	5	$30
Card Member Receivables	1	2	3	7
Total	3	$15	8	$37
(a)The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Reserves for Losses
Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.
Changes in Card Member Loans Reserve for Losses
The following table presents changes in the Card Member loans reserve for losses for the nine months ended September 30:

(Millions)	2019	2018
Balance, January 1	$2,134	$1,706
Provisions (a)	1,732	1,587
Net write-offs (b)
Principal	(1,367)	(1,140)
Interest and fees	(277)	(225)
Other (c)	10	9
Balance, September 30	$2,232	$1,937
(a)Provisions for principal, interest and fee reserve components.
(b)Principal write-offs are presented less recoveries of $389 million and $330 million for the nine months ended September 30, 2019 and 2018, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(53) million and $(21) million for the nine months ended September 30, 2019 and 2018, respectively.
(c)Includes foreign currency translation adjustments of $(3) million and $(4) million for the nine months ended September 30, 2019 and 2018, respectively, and other adjustments of $13 million for both the nine months ended September 30, 2019 and 2018.
Card Member Loans Evaluated Individually and Collectively for Impairment
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of September 30, 2019 and December 31, 2018:

(Millions)	2019	2018
Card Member loans evaluated individually for impairment (a)	$726	$532
Related reserves (a)	$138	$94
Card Member loans evaluated collectively for impairment (b)	$82,929	$81,322
Related reserves (b)	$2,094	$2,040
(a)Represents loans modified as a TDR and related reserves.
(b)Represents current loans and loans less than 90 days past due, loans over 90 days past due and accruing interest, and non-accrual loans. The reserves include the quantitative results of analytical models that are specific to individual pools of loans, and reserves for internal and external qualitative risk factors that apply to loans that are collectively evaluated for impairment.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Receivables Reserve for Losses
The following table presents changes in the Card Member receivables reserve for losses for the nine months ended September 30:

(Millions)	2019	2018
Balance, January 1	$573	$521
Provisions (a)	715	701
Net write-offs (b)	(657)	(661)
Other (c)	(16)	(17)
Balance, September 30	$615	$544
(a)Provisions for principal and fee reserve components.
(b)Net write-offs are presented less recoveries of $278 million and $273 million for the nine months ended September 30, 2019 and 2018, respectively. Amounts include net (write-offs) recoveries from TDRs of $(11) million and $1 million, for the nine months ended September 30, 2019 and 2018, respectively.
(c)Includes foreign currency translation adjustments of $(3) million and nil and other adjustments of $(13) million and $(17) million for the nine months ended September 30, 2019 and 2018, respectively.
Card Member Receivables Evaluated Individually and Collectively for Impairment
The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of September 30, 2019 and December 31, 2018:

(Millions)	2019	2018
Card Member receivables evaluated individually for impairment (a)	$185	$128
Related reserves (a)	$8	$7
Card Member receivables evaluated collectively for impairment	$56,440	$55,765
Related reserves (b)	$607	$566
(a)Represents receivables modified as a TDR and related reserves.
(b)The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

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
The following is a summary of investment securities as of September 30, 2019 and December 31, 2018:

	2019					2018
Description of Securities (Millions)	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$230	$10		$—	$240	$594	$4	$(2)	$596
U.S. Government agency obligations	10	—		—	10	10	—	—	10
U.S. Government treasury obligations	7,401	40		(2)	7,439	3,452	5	(17)	3,440
Corporate debt securities	27	—		—	27	28	—	—	28
Mortgage-backed securities (a)	41	2		—	43	50	1	—	51
Foreign government bonds and obligations	610	1		—	611	474	—	—	474
Equity securities (b)	62	15	(c)	(2)	75	51	—	(3)	48
Total	$8,381	$68		$(4)	$8,445	$4,659	$10	$(22)	$4,647
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Equity securities comprise investments in common stocks, exchange-traded funds and mutual funds.
(c)During the second quarter of 2019, an equity investment was reclassified from Other assets to Investment securities following the completion of an initial public offering by the issuer of the securities. The investment had a fair value of $25 million with an associated cost basis of $10 million as of September 30, 2019. The gross unrealized gains amount includes $29 million that was recognized during 2018.
The following table provides information about our investment securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of September 30, 2019 and December 31, 2018:

	2019				2018
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$—	$—	$—	$—	$—	$—	$82	$(1)
U.S. Government treasury obligations	—	—	475	(2)	224	(2)	791	(15)
Total	$—	$—	$475	$(2)	$224	$(2)	$873	$(16)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of September 30, 2019 and December 31, 2018:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	—	$—	$—	5	$475	$(2)	5	$475	$(2)
Total as of September 30, 2019	—	$—	$—	5	$475	$(2)	5	$475	$(2)

2018:
90%–100%	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
Total as of December 31, 2018	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
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
Contractual maturities for investment securities with stated maturities as of September 30, 2019 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$6,642	$6,649
Due after 1 year but within 5 years	1,309	1,335
Due after 5 years but within 10 years	150	157
Due after 10 years	218	229
Total	$8,319	$8,370
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of September 30, 2019, our ownership of variable interests was $11.3 billion and $7.5 billion for the Lending Trust and the Charge Trust, respectively. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
The following table provides information on the restricted cash held by the Trusts as of September 30, 2019 and December 31, 2018, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2019	2018
Lending Trust	$708	$67
Charge Trust	—	3
Total	$708	$70
These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2019 and the year ended December 31, 2018, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of September 30, 2019 and December 31, 2018, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2019	2018
U.S.:
Interest-bearing	$72,535	$69,144
Non-interest-bearing (includes Card Member credit balances of: 2019, $329; 2018, $376)	358	412
Non-U.S.:
Interest-bearing	22	28
Non-interest-bearing (includes Card Member credit balances of: 2019, $376; 2018, $367)	383	376
Total customer deposits	$73,298	$69,960
Customer deposits by deposit type as of September 30, 2019 and December 31, 2018 were as follows:

(Millions)	2019	2018
U.S. retail deposits:
Savings accounts – Direct	$44,989	$39,491
Certificates of deposit: (a)
Direct	1,757	817
Third-party (brokered)	9,598	12,667
Sweep accounts – Third-party (brokered)	16,191	16,169
Other deposits:
U.S. non-interest bearing deposits	29	36
Non-U.S. deposits	29	37
Card Member credit balances ― U.S. and non-U.S.	705	743
Total customer deposits	$73,298	$69,960
(a)The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 48 months and 2.47 percent, respectively, as of September 30, 2019.
The scheduled maturities of certificates of deposit as of September 30, 2019 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2019	$1,622	$3	$1,625
2020	4,548	11	4,559
2021	2,202	—	2,202
2022	2,376	—	2,376
2023	368	—	368
After 5 years	239	—	239
Total	$11,355	$14	$11,369
As of September 30, 2019 and December 31, 2018, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2019	2018
U.S.	$593	$276
Non-U.S.	4	9
Total	$597	$285

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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our legal proceedings range from cases brought by a single plaintiff to class actions with millions of putative class members to governmental proceedings. These legal proceedings involve various lines of business and a variety of claims (including, but not limited to, common law tort, contract, application of tax laws, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against us specify the damages sought, many seek an unspecified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against us are stated, the claimed amount may be exaggerated and/or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate an amount of loss or a range of possible loss, while other matters have progressed sufficiently such that we are able to estimate an amount of loss or a range of possible loss.
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
For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $250 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business.

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
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2019, these derivatives were not in a material net liability position. Based on our assessment of the credit risk of our derivative counterparties as of September 30, 2019 and December 31, 2018, no credit risk adjustment to the derivative portfolio was required.
A majority of our derivative assets and liabilities as of September 30, 2019 and December 31, 2018 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2019 and December 31, 2018:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$277	$34	$—	$74
Net investment hedges - Foreign exchange contracts	202	222	46	61
Total derivatives designated as hedging instruments	479	256	46	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including an embedded derivative	143	258	147	79
Total derivatives, gross	622	514	193	214
Less: Cash collateral netting (b)(c)	(281)	(28)	(2)	(78)
Derivative asset and derivative liability netting (d)	(131)	(90)	(131)	(90)
Total derivatives, net	$210	$396	$60	$46
(a)For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to cash collateral held from the counterparty or cash collateral posted with the counterparty.
(c)We posted $87 million and $84 million as of September 30, 2019 and December 31, 2018, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other receivables on the Consolidated Balance Sheets and are not netted against the derivative balances.
(d)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $22.6 billion and $24.0 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2019 and December 31, 2018, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Fixed-rate long-term debt	$(123)	$63	$(563)	$331
Derivatives designated as hedging instruments	127	(65)	571	(323)
Total	$4	$(2)	$8	$8
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $22.8 billion and $23.7 billion as of September 30, 2019 and December 31, 2018, respectively, including the cumulative amount of fair value hedging adjustments of $322 million and $(241) million for the respective periods.
We recognized net increases of $28 million and $20 million in Interest expense on Long-term debt for the three months ended September 30, 2019 and 2018, respectively, and net increases of $102 million and $19 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We had notional amounts of approximately $10.0 billion and $9.6 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2019 and December 31, 2018, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were a gain of $138 million and a loss of $22 million for the three months ended September 30, 2019 and 2018, respectively, and gains of $63 million and $136 million for the nine months ended September 30, 2019 and 2018, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $25 million and a net loss of $8 million for the three months ended September 30, 2019 and 2018, respectively, and net gains of $52 million and $26 million for the nine months ended September 30, 2019 and 2018, respectively, that are recognized in Other expenses on the Consolidated Statements of Income.
The changes in the fair value of an embedded derivative were nil for both the three and nine months ended September 30, 2019, and resulted in losses of $5 million and $11 million for the three and nine months ended September 30, 2018, respectively, that are recognized in Card Member services expense on the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2019 and December 31, 2018:

	2019				2018
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$75	$73	$2	$—	$48	$1	$47	$—
Debt securities	8,370	—	8,370	—	4,599	—	4,599	—
Derivatives, gross (a)	622	—	622	—	514	—	514	—
Total Assets	9,067	73	8,994	—	5,161	1	5,160	—
Liabilities:
Derivatives, gross (a)	193	—	193	—	214	—	214	—
Total Liabilities	$193	$—	$193	$—	$214	$—	$214	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2019 and December 31, 2018, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$24	$24	$23	$1	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Loans, net (c)	86	87	—	—	87

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	86	86	—	86	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	11	11	—	11	—
Long-term debt (c)	$58	$60	$—	$60	$—

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value	Corresponding Fair Value Amount
2018 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$27	$27	$26	$1	$—
Other financial assets (b)	58	58	—	58	—
Financial assets carried at other than fair value
Loans, net (c)	83	84	—	—	84

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	81	81	—	81	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	13	13	—	13	—
Long-term debt (c)	$58	$59	$—	$59	$—
(a)Level 2 amounts reflect time deposits and short-term investments.
(b)Includes Card Member receivables (including fair values of Card Member receivables of $7.5 billion and $8.5 billion held by a consolidated VIE as of September 30, 2019 and December 31, 2018, respectively), Other receivables, restricted cash and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $31.0 billion and $33.0 billion as of September 30, 2019 and December 31, 2018, respectively, and the fair values of Long-term debt were $20.4 billion and $19.4 billion as of September 30, 2019 and December 31, 2018, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the nine months ended September 30, 2019 and the year ended December 31, 2018, we did not have any material assets that were measured at fair value due to impairment. Equity investments that are only adjusted through earnings for observable price changes are not material.

10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $28 million, respectively, as of September 30, 2019, and $1 billion and $46 million, respectively, as of December 31, 2018, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2019 and 2018 were as follows:

Three Months Ended September 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2019	$35	$(2,161)	$(480)	$(2,606)
Net unrealized gains	3	—	—	3
Net translation losses on investments in foreign operations	—	(197)	—	(197)
Net gains related to hedges of investments in foreign operations	—	138	—	138
Pension and other postretirement benefits	—	—	1	1
Net change in accumulated other comprehensive income (loss)	3	(59)	1	(55)
Balances as of September 30, 2019	$38	$(2,220)	$(479)	$(2,661)

Nine Months Ended September 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	46	—	—	46
Net translation losses on investments in foreign operations	—	(150)	—	(150)
Net gains related to hedges of investments in foreign operations	—	63	—	63
Pension and other postretirement benefits	—	—	(23)	(23)
Net change in accumulated other comprehensive income (loss)	46	(87)	(23)	(64)
Balances as of September 30, 2019	$38	$(2,220)	$(479)	$(2,661)

Three Months Ended September 30, 2018 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2018	$(18)	$(2,027)	$(438)	$(2,483)
Net unrealized losses	(11)	—	—	(11)
Net translation gains on investments in foreign operations	—	3	—	3
Net losses related to hedges of investments in foreign operations	—	(22)	—	(22)
Pension and other postretirement benefits	—	—	9	9
Net change in accumulated other comprehensive (loss) income	(11)	(19)	9	(21)
Balances as of September 30, 2018	$(29)	$(2,046)	$(429)	$(2,504)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30, 2018 (Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2017	$—	$(1,961)	$(467)	$(2,428)
Net unrealized losses	(31)	—	—	(31)
Net translation losses on investments in foreign operations	—	(221)	—	(221)
Net gains related to hedges of investments in foreign operations	—	136	—	136
Pension and other postretirement benefits	—	—	38	38
Other(a)	2	—	—	2
Net change in accumulated other comprehensive (loss) income	(29)	(85)	38	(76)
Balances as of September 30, 2018	$(29)	$(2,046)	$(429)	$(2,504)
(a) Represents unrealized gains pertaining to equity securities moved from AOCI to retained earnings as of January 1, 2018, due to the prospective adoption  of the financial instruments guidance effective January 1, 2018.
The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Net unrealized investment securities	$1	$(4)	$14	$(9)
Net translation on investments in foreign operations	(4)	8	11	(60)
Net hedges on investments in foreign operations	45	(7)	23	46
Pension and other postretirement benefits	2	3	(5)	12
Total tax impact	$44	$—	$43	$(11)

Reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three and nine months ended September 30, 2019 and 2018 were not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Fees charged to Card Members:
Delinquency fees	$257	$238	$763	$712
Foreign currency conversion fee revenue	252	233	732	691
Other customer fees:
Travel commissions and fees	108	104	337	315
Loyalty coalition-related fees	106	120	329	338
Service fees and other (a)	102	103	304	309
Total Other fees and commissions	$825	$798	$2,465	$2,365
(a)Other includes Membership Rewards program fees that are not related to contracts with customers.
Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) are not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.
The following is a detail of Other expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Occupancy and equipment	$544	$489	$1,569	$1,493
Professional services	491	489	1,497	1,454
Other (a)	320	382	1,293	1,160
Total Other expenses	$1,355	$1,360	$4,359	$4,107
(a)Other expense primarily includes general operating expenses, a litigation-related charge for the nine months ended September 30, 2019, communication expenses, Card Member and merchant-related fraud losses, and unrealized gains and losses on certain equity investments.
13. Income Taxes
The effective tax rate was 22.6 percent and 21.9 percent for the three months ended September 30, 2019 and 2018, respectively, and 21.4 percent and 21.9 percent for the nine months ended September 30, 2019 and 2018, respectively. The changes in tax rates for both periods primarily reflect the resolution of certain prior years' tax items.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. In 2018 we settled our U.S. federal income tax audits for tax years 2008-2014, and the statute of limitations for these years remain open through 2019. Tax years from 2016 onwards are open for examination by the IRS.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $83 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $83 million of unrecognized tax benefits, approximately $65 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Basic and diluted:
Net income	$1,755	$1,654	$5,066	$4,911
Preferred dividends	(21)	(20)	(61)	(61)
Net income available to common shareholders	$1,734	$1,634	$5,005	$4,850
Earnings allocated to participating share awards (a)	(11)	(13)	(35)	(38)
Net income attributable to common shareholders	$1,723	$1,621	$4,970	$4,812
Denominator: (a)
Basic: Weighted-average common stock	825	858	833	859
Add: Weighted-average stock options (b)	2	2	2	2
Diluted	827	860	835	861

Basic EPS	$2.09	$1.89	$5.97	$5.60
Diluted EPS	$2.08	$1.88	$5.95	$5.59
(a)Our unvested restricted stock awards, which include the right to receive non-forfeitable dividends or dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS nil and 0.7 million of options for the three months ended September 30, 2019 and 2018, respectively, and 0.3 million and 0.7 million of options for the nine months ended September 30, 2019 and 2018, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
During 2018, we realigned our reportable operating segments to: GCSG, GCS and Global Merchant and Network Services (GMNS) and also made changes to the methodology used to allocate certain corporate overhead costs to the operating segments and our intercompany settlement process. Effective for the first quarter of 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other.
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and nine months ended September 30:

Three Months Ended September 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,048	$3,155	$1,563	$20	$8,786
Revenue from contracts with customers (b)	2,788	2,722	1,540	1	7,051
Interest income	2,402	485	6	187	3,080
Interest expense	457	255	(94)	259	877
Total revenues net of interest expense	5,993	3,385	1,663	(52)	10,989
Net income (loss)	$857	$629	$600	$(331)	$1,755
Total assets (billions)	$99	$54	$17	$24	$194

Nine Months Ended September 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$11,790	$9,342	$4,653	$70	$25,855
Revenue from contracts with customers (b)	8,153	8,070	4,595	9	20,827
Interest income	6,971	1,407	22	599	8,999
Interest expense	1,380	753	(288)	818	2,663
Total revenues net of interest expense	17,381	9,996	4,963	(149)	32,191
Net income (loss)	$2,416	$1,859	$1,863	$(1,072)	$5,066
Total assets (billions)	$99	$54	$17	$24	$194

Three Months Ended September 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,680	$2,980	$1,494	$29	$8,183
Revenue from contracts with customers (b)	2,577	2,593	1,479	5	6,654
Interest income	2,140	416	6	176	2,738
Interest expense	404	218	(78)	233	777
Total revenues net of interest expense	5,416	3,178	1,578	(28)	10,144
Net income (loss)	$779	$606	$580	$(311)	$1,654
Total assets (billions)	$100	$53	$21	$15	$189

Nine Months Ended September 30, 2018 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$10,849	$8,795	$4,539	$50	$24,233
Revenue from contracts with customers (b)	7,611	7,628	4,465	12	19,716
Interest income	6,083	1,186	22	449	7,740
Interest expense	1,101	593	(205)	620	2,109
Total revenues net of interest expense	15,831	9,388	4,766	(121)	29,864
Net income (loss)	$2,375	$1,716	$1,639	$(819)	$4,911
Total assets (billions)	$100	$53	$21	$15	$189
(a)Corporate & Other includes adjustments and eliminations for intersegment activity.
(b)Includes discount revenue, certain other fees and commissions and other revenues from customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Business Introduction
When we use the terms “American Express,” “we,” “our” or “us,” we mean American Express Company and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle services, offered to consumers and businesses around the world. Our range of products and services includes:
•Credit card, charge card and other payment and financing products
•Merchant acquisition and processing, servicing and settlement, and point-of-sale marketing and information products and services for merchants
•Network services
•Other fee services, including fraud prevention services and the design and operation of customer loyalty programs
•Expense management products and services
•Travel and lifestyle services
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
The following types of revenue are generated from our various products and services:
•Discount revenue, our largest revenue source, primarily represents the amount we earn on transactions occurring at merchants that have entered into a card acceptance agreement with us, or a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members;
•Interest on loans, principally represents interest income earned on outstanding balances;
•Net card fees, represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account;
•Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, service fees earned from merchants, and Membership Rewards program fees; and
•Other revenue, primarily represents revenues arising from contracts with partners of our GNS business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, insurance premiums earned from Card Members, earnings from equity method investments (including the GBT JV), and prepaid card and Travelers Cheque-related revenue.
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
Business Environment
Our results for the third quarter reflect solid performance, demonstrating broad based growth across our businesses and geographies. We continued to invest in new services and Card Member benefits, new card acquisitions and expanding our merchant network, while returning $1.8 billion of capital to shareholders through share repurchases and dividends.
Our worldwide billed business increased 5 percent over the prior year and worldwide proprietary billings, which comprises 86% of our total billings, grew 6 percent, led by consumers. The US dollar remained strong, relative to the prior year, against most major currencies in which we operate, resulting in a negative impact on our billings and revenue growth. After adjusting for foreign currency exchange (FX) rates, worldwide proprietary billed business increased 7 percent over the prior year, with international proprietary billings growing 13 percent.1 This spending is occurring against the backdrop of an economy that is growing at a more modest pace relative to 2018. GNS billed business declined 6 percent (2 percent on an FX-adjusted basis) as we continue to exit the network business in Europe and Australia due to certain regulatory changes; excluding the billings from those geographies, GNS billed business grew 3 percent year-over-year on an FX-adjusted basis.1
Revenues net of interest expense increased 8 percent (9 percent on an FX-adjusted basis), driven by a well-balanced mix of growth across Card Member spending, net interest income and card fees.1 This was the ninth consecutive quarter with FX-adjusted revenue growth of 8 percent or better, compared to the corresponding prior year period.1 The increase in card fees reflects our approach of enhancing the value of our premium products by adding new benefits that are driving higher engagement with new and existing customers. Our net interest yield increased 30 basis points year-over-year, reflecting continued positive impacts from mix and pricing initiatives.
Card Member loans grew 8 percent year-over-year, as we continued to expand our lending relationships with existing customers and acquired new Card Members. Provisions for losses increased 8 percent, reflecting a slight increase in net write-offs and delinquencies.
Spending on customer engagement (the aggregate of rewards, Card Member services, and marketing and business development expenses) increased 11 percent year-over-year with growth across all categories. Increases in rewards and Card Member services reflected the growth in proprietary billings and continued investment and usage across many of our premium travel-related benefits. We continue to expect Card Member services to be our fastest growing expense category, as it includes the costs of many components of our differentiated value propositions that support strong Card Member acquisition and engagement. Marketing and business development expense grew due to continued investments in our cobrand partnerships, including the impact of the renewal of our relationship with Delta Air Lines earlier in 2019, and higher corporate client incentives.
We continue to see attractive growth opportunities across our businesses and plan to invest to take advantage of them in order to drive revenue growth over the moderate to long term. While we continue to see some headwinds in the environment, including from economic uncertainty, regulation in countries around the world and intense competition, we remain focused on delivering differentiated value to our merchants, Card Members and business partners and delivering appropriate returns to our shareholders.
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
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results” provide commentary on the variances for the three and nine months ended September 30, 2019 compared to the same periods in the prior year, as presented in the accompanying tables.
Table 1: Summary of Financial Performance

	Three Months Ended September 30,		Change 2019 vs. 2018		Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages and per share amounts)	2019	2018			2019	2018
Total revenues net of interest expense	$10,989	$10,144	$845	8%	$32,191	$29,864	$2,327	8%
Provisions for losses	879	817	62	8	2,549	2,398	151	6
Expenses	7,844	7,209	635	9	23,199	21,175	2,024	10
Pretax income	2,266	2,118	148	7	6,443	6,291	152	2
Income tax provision	511	464	47	10	1,377	1,380	(3)	—
Net income	1,755	1,654	101	6	5,066	4,911	155	3
Earnings per common share — diluted (a)	$2.08	$1.88	$0.20	11%	$5.95	$5.59	$0.36	6%
Return on average equity (b)	31.5%	18.1%			31.5%	18.1%
Effective tax rate	22.6%	21.9%			21.4%	21.9%
(a)Earnings per common share — diluted was reduced by the impact of (i) earnings allocated to participating share awards of $11 million and $13 million for the three months ended September 30, 2019 and 2018, respectively, and $35 million and $38 million for the nine months ended September 30, 2019 and 2018, respectively, and (ii) dividends on preferred shares of $21 million and $20 million for the three months ended September 30, 2019 and 2018, respectively, and $61 million for both the nine months ended September 30, 2019 and 2018.
(a)Return on average equity (ROE) is computed by dividing (i) one-year period net income ($7.1 billion and $3.7 billion for September 30, 2019 and 2018, respectively) by (ii) one-year average total shareholders’ equity ($22.5 billion and $20.4 billion for September 30, 2019 and 2018, respectively).
Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2019 vs. 2018		Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Discount revenue	$6,566	$6,181	$385	6%	$19,338	$18,264	$1,074	6%
Net card fees	1,033	870	163	19	2,965	2,544	421	17
Other fees and commissions	825	798	27	3	2,465	2,365	100	4
Other	362	334	28	8	1,087	1,060	27	3
Total non-interest revenues	8,786	8,183	603	7	25,855	24,233	1,622	7
Total interest income	3,080	2,738	342	12	8,999	7,740	1,259	16
Total interest expense	877	777	100	13	2,663	2,109	554	26
Net interest income	2,203	1,961	242	12	6,336	5,631	705	13
Total revenues net of interest expense	$10,989	$10,144	$845	8%	$32,191	$29,864	$2,327	8%

Total Revenues Net of Interest Expense
Discount revenue increased for both the three and nine month periods, primarily due to growth in billed business of 5 percent for both periods. U.S. billed business increased 6 and 7 percent for the three and nine month periods, respectively, while non-U.S. billed business increased 2 and 1 percent for the same respective periods. See Tables 5, 6 and 7 for more details on billed business performance. The average discount rate increased slightly for both the three and nine month periods (2.39 percent as compared to 2.38 percent for the three month period and 2.38 percent as compared to 2.37 percent for the nine month period).
Net card fees increased for both the three and nine month periods, primarily driven by growth in the Platinum, Delta and Gold portfolios, as well as growth in certain key international countries.
Other fees and commissions increased for both the three and nine month periods, primarily driven by growth in delinquency fees and foreign exchange conversion revenue.
Other revenues increased for both the three and nine month periods, primarily due to higher breakage on prepaid products and higher revenues related to the GBT JV, partially offset by lower revenue earned on cross-border Card Member spending.
Interest income increased for both the three and nine month periods, primarily reflecting higher average Card Member loans and higher yields.
Interest expense increased for both the three and nine month periods, primarily driven by higher average interest rates, higher average long-term debt and higher average deposits.
Table 3: Provisions for Losses Summary

	Three Months Ended September 30,		Change 2019 vs. 2018		Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Charge card	$238	$214	$24	11%	$715	$701	$14	2%
Card Member loans	604	560	44	8	1,732	1,587	145	9
Other	37	43	(6)	(14)	102	110	(8)	(7)
Total provisions for losses	$879	$817	$62	8%	$2,549	$2,398	$151	6%
Provisions for Losses
Charge card provision for losses increased for both the three and nine month periods, primarily due to slightly higher delinquencies within the consumer and small business portfolios. The increase in the three month period was also due to slightly higher net write-offs.
Card Member loans provision for losses increased for both the three and nine month periods, primarily due to slightly higher net write-offs and delinquencies, partially offset by a deceleration in loan growth within the consumer portfolio.
See Note 1 to our "Consolidated Financial Statements" for information about the implementation and impact of new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, and the new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology. Following the adoption, the future effects of CECL on our provisions for losses will ultimately be dependent on a number of internal and external factors. Assuming no change in the current macroeconomic conditions, portfolio quality, and growth in Card Member loans, we estimate our provisions for losses will be higher under CECL relative to the current accounting methodology.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2019 vs. 2018		Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Marketing and business development	$1,818	$1,642	$176	11%	$5,164	$4,650	$514	11%
Card Member rewards	2,614	2,400	214	9	7,717	7,180	537	7
Card Member services	558	457	101	22	1,671	1,282	389	30
Total marketing, business development, rewards and Card Member services	4,990	4,499	491	11	14,552	13,112	1,440	11
Salaries and employee benefits	1,499	1,350	149	11	4,288	3,956	332	8
Other, net	1,355	1,360	(5)	—	4,359	4,107	252	6
Total expenses	$7,844	$7,209	$635	9%	$23,199	$21,175	$2,024	10%

Expenses
Marketing and business development expense increased for both the three and nine month periods, primarily due to continued investments in partnerships (including as a result of the recent renewal of our cobrand relationship with Delta Air Lines), increased network partner payments and increased corporate client incentives driven by higher volumes, partially offset by higher marketing costs in the prior year with the launch of our new global brand campaign.
Card Member rewards expense increased for both the three and nine month periods, primarily driven by increases in Membership Rewards and cash back rewards expenses of $146 million and $393 million and cobrand rewards expense of $68 million and $144 million, for the three and nine month periods, respectively, all of which were primarily driven by higher spending volumes.
The Membership Rewards Ultimate Redemption Rate for current program participants at both September 30, 2019 and 2018 was 96 percent (rounded up).
Card Member services expense increased for both the three and nine month periods, primarily driven by higher usage of travel-related benefits.
Salaries and employee benefits expense increased for the three and nine month periods, primarily driven by higher payroll costs. The increase in the three month period was also driven by higher incentive compensation.
Other expenses were flat for the three month period and increased for the nine month period. The three month period primarily reflected higher technology costs, offset by higher unrealized gains on certain equity investments and lower foreign exchange losses. The increase in the nine month period was primarily driven by a litigation-related charge, higher technology costs and lower unrealized gains on certain equity investments, partially offset by a prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business.
Income Taxes
The change in tax rates for both periods primarily reflects the resolution of certain prior years’ tax items.

Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2019 vs. 2018	As of or for the Nine Months Ended September 30,		Change 2019 vs. 2018
	2019	2018		2019	2018
Billed business: (billions)
U.S.	$206.2	$194.6	6%	$610.9	$572.5	7%
Outside the U.S.	102.0	100.1	2	304.7	302.5	1
Total	$308.2	$294.7	5	$915.6	$875.0	5
Proprietary	$266.2	$250.2	6	$788.9	$738.2	7
GNS	42.0	44.5	(6)	126.7	136.8	(7)
Total	$308.2	$294.7	5	$915.6	$875.0	5
Cards-in-force: (millions)
U.S.	54.3	53.0	2	54.3	53.0	2
Outside the U.S.	60.2	62.1	(3)	60.2	62.1	(3)
Total	114.5	115.1	(1)	114.5	115.1	(1)
Proprietary	69.9	68.5	2	69.9	68.5	2
GNS	44.6	46.6	(4)	44.6	46.6	(4)
Total	114.5	115.1	(1)	114.5	115.1	(1)
Basic cards-in-force: (millions)
U.S.	42.7	41.7	2	42.7	41.7	2
Outside the U.S.	50.3	51.8	(3)	50.3	51.8	(3)
Total	93.0	93.5	(1)	93.0	93.5	(1)
Average proprietary basic Card Member spending: (dollars)
U.S.	$5,366	$5,169	4	$15,889	$15,462	3
Outside the U.S.	4,027	3,864	4	12,023	11,647	3
Worldwide Average	$4,964	$4,784	4	$14,737	$14,336	3
Card Member loans: (billions)
U.S.	$73.2	$68.1	7	$73.2	$68.1	7
Outside the U.S.	10.5	9.5	11	10.5	9.5	11
Total	$83.7	$77.6	8	$83.7	$77.6	8
Average discount rate	2.39%	2.38%		2.38%	2.37%
Average fee per card (dollars)(a)	$59	$51	16%	$57	$51	12%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

Table 6: Billed Business Growth

	Three Months Ended September 30, 2019
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	9%	10%
Proprietary commercial	5	5
Total Proprietary	6	7
GNS	(6)	(2)
Worldwide Total	5	6
Airline-related volume (7% of Worldwide Total)	—	2

U.S.
Proprietary
Proprietary consumer	8
Proprietary commercial	4
Total Proprietary	6
U.S. Total	6
T&E-related volume (26% of U.S. Total)	7
Non-T&E-related volume (74% of U.S. Total)	6
Airline-related volume (7% of U.S. Total)	3

Outside the U.S.
Proprietary
Proprietary consumer	10	14
Proprietary commercial	7	12
Total Proprietary	9	13
Non U.S. Total	2	6
Japan, Asia Pacific & Australia	2	4
Latin America & Canada	5	11
Europe, the Middle East & Africa	1	6
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Billed Business Growth

	Nine Months Ended September 30, 2019
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	8%	10%
Proprietary commercial	6	7
Total Proprietary	7	8
GNS	(7)	(3)
Worldwide Total	5	7
Airline-related volume (8% of Worldwide Total)	1	4

U.S.
Proprietary
Proprietary consumer	8
Proprietary commercial	6
Total Proprietary	6
U.S. Total	7
T&E-related volume (26% of U.S. Total)	6
Non-T&E-related volume (74% of U.S. Total)	7
Airline-related volume (7% of U.S. Total)	5

Outside the U.S.
Proprietary
Proprietary consumer	9	15
Proprietary commercial	7	12
Total Proprietary	8	14
Outside the U.S. Total	1	6
Japan, Asia Pacific & Australia	—	5
Latin America & Canada	4	11
Europe, the Middle East & Africa	—	6
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2019 vs. 2018	As of or for the Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Worldwide Card Member loans:
Total loans (billions)	$83.7	$77.6	8%	$83.7	$77.6	8%
Loss reserves:
Beginning balance	$2,168	$1,840	18	$2,134	$1,706	25
Provisions - principal, interest and fees	604	560	8	1,732	1,587	9
Net write-offs — principal less recoveries	(447)	(393)	14	(1,367)	(1,140)	20
Net write-offs — interest and fees less recoveries	(91)	(77)	18	(277)	(225)	23
Other (a)	(2)	7	#	10	9	11
Ending balance	$2,232	$1,937	15	$2,232	$1,937	15
Ending reserves — principal	$2,112	$1,834	15	$2,112	$1,834	15
Ending reserves — interest and fees	$120	$103	17	$120	$103	17
% of loans	2.7%	2.5%		2.7%	2.5%
% of past due	176%	185%		176%	185%
Average loans (billions)	$83.3	$76.4	9	$81.9	$74.5	10
Net write-off rate — principal only (b)	2.1%	2.1%		2.2%	2.0%
Net write-off rate — principal, interest and fees (b)	2.6	2.5		2.7	2.4
30+ days past due as a % of total (b)	1.5%	1.3%		1.5%	1.3%

Worldwide Card Member receivables:
Total receivables (billions)	$56.6	$55.5	2	$56.6	$55.5	2
Loss reserves:
Beginning balance	$616	$558	10	$573	$521	10
Provisions - principal and fees	238	214	11	715	701	2
Net write-offs - principal and fees less recoveries	(231)	(226)	2	(657)	(661)	(1)
Other (a)	(8)	(2)	#	(16)	(17)	(6)
Ending balance	$615	$544	13%	$615	$544	13%
% of receivables	1.1%	1.0%		1.1%	1.0%
Net write-off rate — principal only (b)	1.8	1.7		1.8	1.7
Net write-off rate — principal and fees (b)	2.0	1.9		1.9	1.9
30+ days past due as a % of total (b)	1.5	1.3		1.5	1.3
Net loss ratio as a % of charge volume — GCP (c)	0.09	0.12		0.08	0.11
90+ days past billing as a % of total — GCP (c)	0.7%	0.8%		0.7%	0.8%
# Denotes a variance greater than 100 percent
(a)Other includes foreign currency translation adjustments.
(b)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for losses, a net write-off rate including principal, interest and/or fees is also presented. The net write-off rates and 30+ days past due as a percentage of total for Card Member receivables relate to Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) Card Member receivables.
(c)Global Corporate Payments (GCP) reflects global, large and middle market corporate accounts. For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. GCP delinquency data for periods other than 90+ days past billing is not available due to system constraints. The net loss ratio for GCP represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.

Table 9: Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2019	2018	2019	2018
Net interest income	$2,203	$1,961	$6,336	$5,631
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	436	390	1,328	1,051
Interest income not attributable to our Card Member loan portfolio (b)	(308)	(274)	(955)	(723)
Adjusted net interest income (c)	$2,331	$2,077	$6,709	$5,959
Average Card Member loans (billions)	$83.3	$76.4	$81.9	$74.5
Net interest income divided by average Card Member loans (c)	10.6%	10.3%	10.3%	10.1%
Net interest yield on average Card Member loans (c)	11.1%	10.8%	11.0%	10.7%
(a)Primarily represents interest expense attributable to maintaining our corporate liquidity pool and funding Card Member receivables.
(b)Primarily represents interest income attributable to Other loans, interest-bearing deposits and the fixed income investment portfolios.
(c)Adjusted net interest income and net interest yield on average Card Member loans are non-GAAP measures. Refer to “Glossary of Selected Terminology” for the definitions of these terms. We believe adjusted net interest income is useful to investors because it represents the interest expense and interest income attributable to our Card Member loan portfolio and is a component of net interest yield on average Card Member loans, which provides a measure of profitability of our Card Member loan portfolio. Net interest yield on average Card Member loans reflects adjusted net interest income divided by average Card Member loans, computed on an annualized basis. Net interest income divided by average Card Member loans, computed on an annualized basis, a GAAP measure, includes elements of total interest income and total interest expense that are not attributable to the Card Member loan portfolio, and thus is not representative of net interest yield on average Card Member loans.

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
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenues
Non-interest revenues	$4,048	$3,680	$368	10%	$11,790	$10,849	$941	9%
Interest income	2,402	2,140	262	12	6,971	6,083	888	15
Interest expense	457	404	53	13	1,380	1,101	279	25
Net interest income	1,945	1,736	209	12	5,591	4,982	609	12
Total revenues net of interest expense	5,993	5,416	577	11	17,381	15,831	1,550	10
Provisions for losses	653	609	44	7	1,855	1,704	151	9
Total revenues net of interest expense after provisions for losses	5,340	4,807	533	11	15,526	14,127	1,399	10
Expenses
Marketing, business development, rewards and Card Member services	3,038	2,711	327	12	8,885	7,852	1,033	13
Salaries and employee benefits and other operating expenses	1,214	1,118	96	9	3,597	3,288	309	9
Total expenses	4,252	3,829	423	11	12,482	11,140	1,342	12
Pretax segment income	1,088	978	110	11	3,044	2,987	57	2
Income tax provision	231	199	32	16	628	612	16	3
Segment income	$857	$779	$78	10%	$2,416	$2,375	$41	2%
Effective tax rate	21.2%	20.3%			20.6%	20.5%
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
Non-interest revenues increased for both the three and nine month periods, primarily driven by discount revenue and net card fees. Discount revenue increased 8 percent and 7 percent for the three and nine month periods, respectively, reflecting increases in proprietary consumer billed business of 9 percent and 8 percent for the same respective periods. See Tables 6, 7 and 11 for more details on billed business performance. The increases in proprietary consumer billed business reflected higher cards-in-force and higher average spend per card. Net card fees increased 20 percent and 18 percent for the three and nine month periods, respectively, driven primarily by growth in the Platinum, Delta and Gold portfolios, as well as growth in certain key international countries.
Net interest income increased for both the three and nine month periods, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher interest expense, primarily driven by higher cost of funds.
Provisions for losses increased for both the three and nine month periods, primarily due to slightly higher net write-offs and delinquencies, partially offset by a deceleration in loan growth.

Marketing, business development, rewards and Card Member services expenses increased for both the three and nine month periods across all expense categories. The increases in Card Member rewards expense were primarily driven by higher proprietary and cobrand spending volumes. The increases in Card Member services expense were primarily driven by higher usage of travel-related benefits. The increases in marketing and business development expenses were primarily due to higher cobrand partner payments.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by higher technology and other servicing-related costs, and increased payroll costs. The increase in the nine month period was also driven by a prior year value-added tax (VAT) reserve release.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2019 vs. 2018	As of or for the Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Proprietary billed business: (billions)
U.S.	$99.9	$92.4	8%	$292.9	$272.0	8%
Outside the U.S.	38.3	34.9	10	112.2	102.8	9
Total	$138.2	$127.3	9	$405.1	$374.8	8
Proprietary cards-in-force:
U.S.	37.7	37.4	1	37.7	37.4	1
Outside the U.S.	17.4	16.7	4	17.4	16.7	4
Total	55.1	54.1	2	55.1	54.1	2
Proprietary basic cards-in-force:
U.S.	26.8	26.7	—	26.8	26.7	—
Outside the U.S.	12.0	11.6	3	12.0	11.6	3
Total	38.8	38.3	1	38.8	38.3	1
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,719	$3,491	7	$10,861	$10,460	4
Outside the U.S.	$3,189	$3,038	5	$9,425	$9,101	4
Average	$3,555	$3,354	6	$10,421	$10,048	4
Total segment assets (billions)	$99.4	$100.0	(1)	$99.4	$100.0	(1)
Card Member loans:
Total loans (billions)
U.S.	$59.7	$56.2	6	$59.7	$56.2	6
Outside the U.S.	10.1	9.2	10	10.1	9.2	10
Total	$69.8	$65.4	7	$69.8	$65.4	7
Average loans (billions)
U.S.	$59.7	$55.5	8	$59.0	$54.1	9
Outside the U.S.	10.0	8.9	12	9.8	8.8	11
Total	$69.7	$64.4	8%	$68.8	$62.9	9%

U.S.
Net write-off rate - principal only (a)	2.2%	2.1%		2.3%	2.1%
Net write-off rate - principal, interest and fees (a)	2.6	2.5		2.8	2.5
30+ days past due as a % of total	1.5	1.4		1.5	1.4
Outside the U.S.
Net write-off rate - principal only (a)	2.4	2.2		2.4	2.1
Net write-off rate - principal, interest and fees (a)	3.0	2.7		2.9	2.6
30+ days past due as a % of total	1.7	1.5		1.7	1.5
Total
Net write-off rate – principal only (a)	2.2	2.1		2.3	2.1
Net write-off rate – principal, interest and fees (a)	2.7	2.5		2.8	2.5
30+ days past due as a % of total	1.6%	1.4%		1.6%	1.4%

	As of or for the Three Months Ended September 30,		Change 2019 vs. 2018	As of or for the Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Card Member receivables: (billions)
U.S.	$12.9	$11.9	8%	$12.9	$11.9	8%
Outside the U.S.	7.8	7.0	11	7.8	7.0	11
Total receivables	$20.7	$18.9	10%	$20.7	$18.9	10%

U.S.
Net write-off rate – principal only (a)	1.3%	1.3%		1.3%	1.4%
Net write-off rate – principal and fees (a)	1.4	1.5		1.5	1.5
30+ days past due as a % of total	1.3	1.2		1.3	1.2
Outside the U.S.
Net write-off rate – principal only (a)	2.4	2.3		2.3	2.2
Net write-off rate – principal and fees (a)	2.6	2.5		2.4	2.3
30+ days past due as a % of total	1.4	1.4		1.4	1.4
Total
Net write-off rate – principal only (a)	1.7	1.7		1.7	1.7
Net write-off rate – principal and fees (a)	1.9	1.9		1.8	1.8
30+ days past due as a % of total	1.4%	1.2%		1.4%	1.2%
(a)Refer to Table 8 footnote (b).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2019	2018	2019	2018
U.S.
Net interest income	$1,681	$1,511	$4,827	$4,324
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	63	55	188	145
Interest income not attributable to our Card Member loan portfolio (b)	(56)	(46)	(161)	(127)
Adjusted net interest income (c)	$1,688	$1,520	$4,854	$4,342
Average Card Member loans (billions)	$59.7	$55.5	$59.0	$54.1
Net interest income divided by average Card Member loans (c)	11.3%	10.9%	10.9%	10.7%
Net interest yield on average Card Member loans (c)	11.2%	10.9%	11.0%	10.7%
Outside the U.S.
Net interest income	$264	$225	$764	$658
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	22	18	62	52
Interest income not attributable to our Card Member loan portfolio (b)	(4)	(3)	(11)	(8)
Adjusted net interest income (c)	$282	$240	$815	$702
Average Card Member loans (billions)	$10.0	$8.9	$9.8	$8.8
Net interest income divided by average Card Member loans (c)	10.6%	10.1%	10.4%	10.0%
Net interest yield on average Card Member loans (c)	11.2%	10.6%	11.1%	10.7%
Total
Net interest income	$1,945	$1,736	$5,591	$4,982
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	85	73	250	197
Interest income not attributable to our Card Member loan portfolio (b)	(60)	(49)	(172)	(135)
Adjusted net interest income (c)	$1,970	$1,760	$5,669	$5,044
Average Card Member loans (billions)	$69.7	$64.4	$68.8	$62.9
Net interest income divided by average Card Member loans (c)	11.2%	10.8%	10.8%	10.6%
Net interest yield on average Card Member loans (c)	11.2%	10.8%	11.0%	10.7%
(a)Refer to Table 9 footnote (a).
(b)Refer to Table 9 footnote (b).
(c)Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended September 30,		Change 2019 vs. 2018		Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages)	2019	2018			2019	2018
Revenues
Non-interest revenues	$3,155	$2,980	$175	6%	$9,342	$8,795	$547	6%
Interest income	485	416	69	17	1,407	1,186	221	19
Interest expense	255	218	37	17	753	593	160	27
Net interest income	230	198	32	16	654	593	61	10
Total revenues net of interest expense	3,385	3,178	207	7	9,996	9,388	608	6
Provisions for losses	222	201	21	10	682	676	6	1
Total revenues net of interest expense after provisions for losses	3,163	2,977	186	6	9,314	8,712	602	7
Expenses
Marketing, business development, rewards and Card Member services	1,564	1,469	95	6	4,599	4,325	274	6
Salaries and employee benefits and other operating expenses	806	734	72	10	2,373	2,190	183	8
Total expenses	2,370	2,203	167	8	6,972	6,515	457	7
Pretax segment income	793	774	19	2	2,342	2,197	145	7
Income tax provision	164	168	(4)	(2)	483	481	2	—
Segment income	$629	$606	$23	4%	$1,859	$1,716	$143	8%
Effective tax rate	20.7%	21.7%			20.6%	21.9%
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues increased for both the three and nine month periods, primarily driven by higher discount revenue, which increased 5 percent for the three month period and 6 percent for the nine month period, reflecting growth in billed business from small and medium sized businesses, and higher net card fees, primarily due to growth in the U.S. small business Platinum and Gold portfolios. See Tables 6, 7 and 14 for more details on billed business performance.
Net interest income increased for both the three and nine month periods, primarily driven by an increase in average Card Member loans, partially offset by higher cost of funds.
Provisions for losses increased for both the three and nine month periods, primarily driven by slightly higher delinquencies. The increase in the three month period was also driven by slightly higher net write-offs.
Marketing, business development, rewards and Card Member services expenses increased for both the three and nine month periods, primarily driven by increases in Card Member rewards expense and marketing and business development expense, which primarily reflected higher spending volumes and continued investments in cobrand partnerships.
Salaries and employee benefits and other operating expenses increased for both the three and nine month periods, primarily driven by higher technology and other servicing-related costs and higher payroll costs.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2019 vs 2018	As of or for the Nine Months Ended September 30,		Change 2019 vs 2018
(Millions, except percentages and where indicated)	2019	2018		2019	2018
Proprietary billed business (billions)	$127.3	$121.6	5%	$380.3	$359.3	6%
Proprietary cards-in-force	14.8	14.4	3	14.8	14.4	3
Average Card Member spending (dollars)	$8,627	$8,469	2	$25,947	$25,297	3
Total segment assets (billions)	$53.7	$53.4	1	$53.7	$53.4	1
Card Member loans (billions)	$13.9	$12.2	14	$13.9	$12.2	14
Card Member receivables (billions)	$35.9	$36.6	(2)	$35.9	$36.6	(2)
GSBS Card Member loans:
Total loans (billions)	$13.8	$12.2	13	$13.8	$12.2	13
Average loans (billions)	$13.6	$11.9	14	$13.1	$11.5	14
Net write-off rate - principal only (a)	1.8%	1.7%		1.8%	1.7%
Net write-off rate - principal, interest and fees (a)	2.1%	2.0%		2.1%	2.0%
30+ days past due as a % of total	1.3%	1.1%		1.3%	1.1%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$230	$198		$654	$593
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	186	161		548	439
Interest income not attributable to our Card Member loan portfolio (c)	(55)	(42)		(162)	(117)
Adjusted net interest income (d)	$361	$317		$1,040	$915
Average Card Member loans (billions)	$13.6	$12.0		$13.1	$11.6
Net interest income divided by average Card Member loans (d)	6.8%	6.6%		6.7%	6.8%
Net interest yield on average Card Member loans (d)	10.5%	10.5%		10.6%	10.6%
GCP Card Member receivables:
Total receivables (billions)	$18.5	$19.7	(6)	$18.5	$19.7	(6)
90+ days past billing as a % of total (e)	0.7%	0.8%		0.7%	0.8%
Net loss ratio (as a % of charge volume) (e)	0.09%	0.12%		0.08%	0.11%
GSBS Card Member receivables:
Total receivables (billions)	$17.4	$16.9	3%	$17.4	$16.9	3%
Net write-off rate - principal only (a)	1.9%	1.8%		1.9%	1.8%
Net write-off rate - principal and fees (a)	2.1%	2.0%		2.1%	2.1%
30+ days past due as a % of total	1.7%	1.4%		1.7%	1.4%
(a)Refer to Table 8 footnote (b).
(b)Refer to Table 9 footnote (a).
(c)Refer to Table 9 footnote (b).
(d)Refer to Table 9 footnote (c).
(e)Refer to Table 8 footnote (c).

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2019 vs. 2018		Nine Months Ended September 30,		Change 2019 vs. 2018
(Millions, except percentages and where indicated)	2019	2018			2019	2018
Revenues
Non-interest revenues	$1,563	$1,494	$69	5%	$4,653	$4,539	$114	3%
Interest income	6	6	—	—	22	22	—	—
Interest expense	(94)	(78)	(16)	21	(288)	(205)	(83)	40
Net interest income	100	84	16	19	310	227	83	37
Total revenues net of interest expense	1,663	1,578	85	5	4,963	4,766	197	4
Provisions for losses	4	5	(1)	(20)	12	16	(4)	(25)
Total revenues net of interest expense after provisions for losses	1,659	1,573	86	5	4,951	4,750	201	4
Expenses
Marketing, business development, rewards and Card Member services	367	296	71	24	1,009	875	134	15
Salaries and employee benefits and other operating expenses	488	511	(23)	(5)	1,456	1,657	(201)	(12)
Total expenses	855	807	48	6	2,465	2,532	(67)	(3)
Pretax segment income	804	766	38	5	2,486	2,218	268	12
Income tax provision	204	186	18	10	623	579	44	8
Segment income	$600	$580	$20	3	$1,863	$1,639	$224	14
Effective tax rate	25.4%	24.3%			25.1%	26.1%
Total segment assets (billions)	$17.2	$21.1		(18)%	$17.2	$21.1		(18)%
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
Non-interest revenues increased for both the three and nine month periods, primarily driven by worldwide billed business growth and higher breakage on prepaid products.
Net interest income increased for both the three and nine month periods, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, rewards and Card Member services expenses increased for both the three and nine month periods, primarily driven by marketing and business development expense reflecting increased network issuer expense due to higher U.S. volumes and payments related to the partnership agreement with our prepaid reloadable and gift card program manager, partially offset by lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expenses decreased for both the three and nine month periods, reflecting, in part, lower technology and other service-related costs. The decrease in the nine month period was also driven by the prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net expense was $331 million for the three months ended September 30, 2019, compared to $311 million in the same period a year ago, and $1,072 million for the nine month period, compared to $819 million in the same period a year ago. The increase for the nine month period was primarily driven by a litigation-related charge and increased technology costs.

CONSOLIDATED CAPITAL RESOURCES AND LIQUIDITY
Our balance sheet management objectives are to maintain:
•A solid and flexible equity capital profile;
•A broad, deep and diverse set of funding sources to finance our assets and meet operating requirements; and
•Liquidity programs that enable us to continuously meet expected future financing obligations and business requirements for at least a twelve-month period in the event we are unable to continue to raise new funds under our traditional funding programs during a substantial weakening in economic conditions.
Capital
The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB) as of September 30, 2019.
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Minimum	Ratios as of September 30, 2019
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		11.0%
American Express National Bank		12.5
Tier 1	8.5
American Express Company		12.0
American Express National Bank		12.5
Total	10.5
American Express Company		13.6
American Express National Bank		14.5
Tier 1 Leverage	4.0
American Express Company		10.3
American Express National Bank		10.1
Supplementary Leverage Ratio	3.0%
American Express Company		8.8
American Express National Bank		8.4%

Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	September 30, 2019
Risk-Based Capital
Common Equity Tier 1	$18.0
Tier 1 Capital	19.6
Tier 2 Capital (a)	2.6
Total Capital	22.2

Risk-Weighted Assets	163.4
Average Total Assets to calculate the Tier 1 Leverage Ratio	190.4
Total Leverage Exposure to calculate supplementary leverage ratio	$221.8
(a)Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), minority interest that is not included in Tier 1 capital and $600 million of subordinated notes, adjusted for capital held by insurance subsidiaries.

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
Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (CET1), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities, foreign currency translation adjustments and net unrealized pension and other postretirement benefit/losses, all net of tax.
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
During the three and nine months ended September 30, 2019, we returned $1.8 billion and $4.3 billion, respectively, to our shareholders in the form of common stock dividends of $0.3 billion and $1.0 billion, respectively, and share repurchases of $1.5 billion and $3.3 billion, respectively. We repurchased 12 million common shares at an average price of $124.21 in the third quarter of 2019. These dividend and share repurchase amounts collectively represent approximately 101 percent and 84 percent of total capital generated during the three and nine month periods, respectively.
In addition, during the three and nine months ended September 30, 2019, we paid $21 million and $61 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
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
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of September 30, 2019 and December 31, 2018:
Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	September 30, 2019	December 31, 2018
Short-term borrowings	$2.8	$3.1
Long-term debt	58.5	58.4
Total debt	61.3	61.5
Customer deposits	73.3	70.0
Total debt and customer deposits	$134.6	$131.5
We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.
During the three months ended September 30, 2019, we issued (i) $2.0 billion of asset-backed securities from the American Express Credit Account Master Trust (the Lending Trust) consisting of $1.2 billion of three-year Class A Certificates at a fixed rate of 2.0 percent and $800 million of two-year Class A Certificates at a floating rate of 1-month LIBOR plus 24 basis points, and (ii) $1.5 billion of five-year senior unsecured notes from American Express Company at a fixed rate of 2.5 percent.
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

Table 19: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Stable
Moody’s	TRS (a)	Prime-1	A2	Stable
Moody's	American Express Credit Corporation	Prime-1	A2	Stable
Moody's	American Express National Bank	Prime-1	A3	Stable
Moody's	American Express Company	Prime-2	A3	Stable
S&P	TRS (a)	N/A	A-	Stable
S&P	American Express Credit Corporation and American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
(a)American Express Travel Related Services Company, Inc.
Downgrades in the ratings of our unsecured debt or asset securitization program securities could result in higher funding costs, as well as higher fees related to borrowings under our unused lines of credit. Declines in credit ratings could also reduce our borrowing capacity in the unsecured debt and asset securitization capital markets. We believe our funding mix, including the proportion of U.S. retail deposits insured by the Federal Deposit Insurance Corporation (FDIC) to total funding, should reduce the impact that credit rating downgrades would have on our funding capacity and costs.
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
Our liquidity management strategy includes a number of elements, including, but not limited to:
•Maintaining diversified funding sources (refer to the “Funding Strategy” section for more details);
•Maintaining unencumbered liquid assets and off-balance sheet liquidity sources;
•Projecting cash inflows and outflows under a variety of economic and market scenarios;
•Establishing clear objectives for liquidity risk management, including compliance with regulatory requirements; and
•Incorporating liquidity risk management as appropriate into our capital adequacy framework.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act and other various regulatory liquidity requirements, such as the Liquidity Coverage Ratio (LCR), as well as additional stress scenarios required under our liquidity risk policy. See “Financial Regulatory Reform” under "Certain Legislative, Regulatory and Other Developments" for additional information on the LCR.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The net interest costs to maintain these resources have been substantial. The level of future net interest costs depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.
Securitized Borrowing Capacity
As of September 30, 2019, we maintained a committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained a committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the Lending Trust. On September 12, 2019, we extended the Lending Trust's $2.0 billion facility by two years to mature on September 15, 2022. Both facilities are used in the ordinary course of business to fund seasonal working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2019, no amounts were drawn on either facility.
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
We had approximately $75.1 billion as of September 30, 2019 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of September 30, 2019 of $3.5 billion. On October 15, 2019, we extended the $3.5 billion committed syndicated bank credit facility by two years to mature on October 15, 2022. As of September 30, 2019, no amounts were drawn on this facility.

Unused Credit Outstanding
As of September 30, 2019, we had approximately $301 billion of unused credit outstanding as part of established lending product agreements. Total unused credit does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set limit, and therefore are not reflected in unused credit available to Card Members.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30:
Table 20: Cash Flows

(Billions)	2019	2018
Total cash provided by (used in):
Operating activities	$10.4	$10.2
Investing activities	(11.3)	(14.2)
Financing activities	(1.9)	1.9
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	0.3	0.1
Net decrease in cash, cash equivalents and restricted cash	$(2.5)	$(2.0)
Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for losses, depreciation and amortization, deferred taxes and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments. The net cash provided by operating activities remained relatively flat year-over-year.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member receivables and loans, as well as changes in our available-for-sale investment securities portfolio.
The decrease in net cash used in investing activities was primarily driven by lower growth in Card Member receivables and loans compared to the prior year.
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

OTHER MATTERS
Certain Legislative, Regulatory and Other Developments
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, an increasing range of new regulations, and a stringent and unpredictable enforcement environment.
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
For example, we have been cooperating with certain governmental authorities that have requested information from, or served subpoenas on, us, seeking information relating to a small, specialized part of our business, known as foreign exchange international payments (FXIP), which offers cross-border payments services primarily to small and middle market business customers in five countries, including the United States. In particular, we received investigative subpoenas from both the civil and criminal divisions of the U.S. Department of Justice as well as inquiries from the Federal Reserve, the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), the FDIC and others.
FXIP accounts for less than one half of one percent of our total revenue net of interest expense and is unrelated to our card businesses. Relatedly, our review of FXIP’s pricing practices conducted with an outside law firm has concluded and as a result, we voluntarily provided approximately $1.5 million of remediation to certain customers covering a five-year period and took disciplinary action where appropriate. We do not believe this matter will have a material adverse impact on our operations or results.
Please see the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K) for further information.
Financial Regulatory Reform

In October 2018, the Federal Reserve released two proposals, one jointly with the OCC and the FDIC and one on its own, that would tailor the applicable capital and liquidity requirements and prudential standards for large U.S. banking organizations, including American Express and AENB. The proposals were finalized by the Federal Reserve on October 10, 2019, with the new rules set to take effect 60 days after publication in the Federal Register.

The final rules assign each U.S. bank holding company with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its status as a U.S. global systemically important banking organization and five risk-based indicators: (i) size, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding. The Federal Reserve indicated which firms would fall into each of the four categories based on data for the first quarter of 2019, with our company in “Category IV.” As a result, we remain subject to regulatory requirements of firms of similar size and complexity to us and will no longer be subject to requirements more appropriate for larger and more complex banks, including (i) no longer being subject to the advanced approaches capital requirements, (ii) no longer being subject to the supplementary leverage ratio, (iii) no longer being subject to the countercyclical capital buffer, (iv) no longer being subject to company-run stress testing requirements, (v) becoming subject to supervisory stress testing on an every-other-year basis rather than an annual basis, (vi) no longer being subject to the LCR or the proposed net stable funding ratio minimum requirements; and (vii) no longer being required to monitor and report certain risk-based indicators.

Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The European Union, Australia and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants.
Broad regulatory oversight over payment systems can also include, in some cases, requirements for international card networks to localize aspects of their operations, such as processing infrastructure and data storage, which could increase our costs and diminish the value of our closed loop. For example, the Reserve Bank of India issued a mandate requiring payment systems operators in India to store certain payments data locally. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network.
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
Cautionary Note Regarding Forward-looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations, the company’s ability to control operating expense growth and generate operating leverage, and the company’s ability to continue executing its share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; the amount and efficacy of investments in customer engagement; changes in interest rates beyond current expectations; a greater impact from new or renegotiated cobrand agreements than expected, which could be affected by spending volumes and customer acquisition; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with partners, merchants and Card Members;
•our ability to grow revenues net of interest expense, which could be impacted by, among other things, weakening economic conditions in the United States or internationally; a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending and revolve balances; a slowdown in corporate spending; growth in Card Member loans and the yield on Card Member loans not remaining consistent with current expectations; the average discount rate changing by a greater amount than expected; the strengthening of the U.S. dollar beyond expectations; Card Members continuing to be attracted to our premium card products; and our inability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;

•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may impact the prices we charge merchants that accept American Express cards, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•the average discount rate changing by a greater amount than anticipated, including as a result of changes in the mix of spending by location and industry, merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), pricing initiatives, competition, pricing regulation (including regulation of competitors’ interchange rates in the European Union and elsewhere) and other factors;
•the growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquency and write-off rates as well as macroeconomic factors like unemployment rates and the volume of bankruptcies, newer vintages performing as expected, credit performance of non-card lending products, collections capabilities and recoveries of previously written-off loans and receivables, and the implementation of new accounting guidance;
•our ability to continue to grow loans, which may be affected by increasing competition, brand perceptions and reputation, our ability to manage risk, the behavior of Card Members and their actual spending and borrowing patterns, and our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;
•our net interest yield on average Card Member loans not remaining consistent with current expectations, which will be influenced by, among other things, the difference between the prime rate and our cost of funds, changes in consumer behavior that affect loan balances (such as paydown rates), our Card Member acquisition strategy, product mix, credit actions, including line size and other adjustments to credit availability, changes in the level of loans at promotional rates and other pricing changes, which could be impacted by, among other things, changes in benchmark interest rates, competitive pressure and regulatory constraints;
•the actual amount to be spent on customer engagement, which will be based in part on management’s assessment of competitive opportunities; overall business performance and changes in macroeconomic conditions; our ability to cost effectively enhance card products and services to make them attractive to Card Members; Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers, as well as the degree of interest of Card Members in the value propositions we offer; the costs related to reward point redemptions, advertising and Card Member acquisition; our ability to continue to shift Card Member acquisition to digital channels; new and renegotiated contractual obligations with business partners; and the pace and cost of the expansion of our global lounge collection;
•our ability to control operating expense growth, which could be impacted by increases in costs, such as cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; and the level of M&A activity and related expenses;
•our ability to satisfy our commitments to certain of our cobrand partners as part of the ongoing operations of the business, which will be impacted in part by competition, brand perceptions and reputation, and our ability to develop and market value propositions that appeal to current cobrand Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investments, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;
•changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and approval of our capital plans; the amount of capital required to support asset growth; the amount we spend on acquisitions of companies; and our results of operations and financial condition; and the economic environment and market conditions in any given period;

•our tax rate not remaining consistent with current expectations, which could be impacted by, among other things, the company’s geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items;
•a failure in or breach of our operational or security systems, processes or infrastructure, or those of third parties, including as a result of cyberattacks, which could compromise the confidentiality, integrity, privacy and/or security of data, disrupt our operations, reduce the use and acceptance of American Express cards and lead to regulatory scrutiny, litigation, remediation and response costs, and reputational harm;
•our deposit rates increasing faster or slower than current expectations and changes affecting our ability to grow Personal Savings deposits due to market demand, changes in benchmark interest rates, competition or regulatory restrictions on our ability to obtain deposit funding or offer competitive interest rates, which could affect our net interest yield and ability to fund our businesses;
•our funding plan being implemented in a manner inconsistent with current expectations, which will depend on various factors such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities we offer, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions;
•changes in global economic and business conditions, consumer and business spending generally, the availability and cost of capital, unemployment rates, geopolitical conditions, Brexit, prolonged or recurring government shutdowns, trade policies, foreign currency rates and interest rates, all of which may significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations;
•changes in capital and credit market conditions, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding or restrict our access to the capital markets;
•legal and regulatory developments, which could require us to make fundamental changes to many of our business practices, including our ability to continue certain cobrand and agent relationships in their current form in the EU; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase stock; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural and man-made disasters, health pandemics or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019
Repurchase program(a)	5,613,815	126.42	5,613,815	46,908,176
Employee transactions(b)	14	115.88	—	N/A

August 1-31, 2019
Repurchase program(a)	4,963,233	122.82	4,963,233	41,944,943
Employee transactions(b)	15,141	126.64	—	N/A

September 1-30, 2019
Repurchase program(a)	1,097,164	119.11	1,097,164	(a)
Employee transactions(b)	—	—	—	N/A

Total
Repurchase program(a)	11,674,212	124.21	11,674,212	(a)
Employee transactions(b)	15,155	126.63	—	N/A
(a)On September 23, 2019, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans that are, from time to time, reviewed and not objected to by the Federal Reserve. The new authorization does not have an expiration date. This authorization replaced the prior repurchase authorization of 150 million common shares from September 26, 2016, which had 41 million common shares remaining as at September 23, 2019. As at September 30, 2019, no common shares had been purchased under the new authorization. See “MD&A – Consolidated Capital Resources and Liquidity” for additional information regarding share repurchases.
(b)Includes: (i) shares surrendered by holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (ii) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of our common stock on the date the relevant transaction occurs.
(c)Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including employee benefit plans) as market conditions warrant and at prices we deem appropriate.

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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the quarter ended September 30, 2019, approximately five Iran visas were obtained in connection with certain travel arrangements on behalf of clients and reservations were booked at one hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Amendment No. 2, dated July 26, 2019, to the Time Sharing Agreement, dated February 27, 2018, as amended, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri.
31.1	Certification of Stephen J. Squeri pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Jeffrey C. Campbell pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Stephen J. Squeri pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey C. Campbell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 21, 2019	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: October 21, 2019	By	/s/ Richard Petrino
Richard Petrino Executive Vice President and Corporate Controller (Principal Accounting Officer)