Form 10-K
period 2019-12-31
AMERICAN EXPRESS CO
filed 2020-02-13
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
As of June 30, 2019, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $102.7 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 30, 2020, there were 808,040,664 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 5, 2020.

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
This report includes trademarks, such as American Express®, which are protected under applicable intellectual property laws and are the property of American Express Company or its subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.
Throughout this report the terms “American Express,” “we,” “our” or “us,” refer to American Express Company and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’ relationship with any third parties. Refer to the “MD&A ― Glossary of Selected Terminology” for the definitions of other key terms used in this report.

PART I
ITEM 1. BUSINESS
Overview
American Express is a globally integrated payments company that provides customers with access to products, insights and experiences that enrich lives and build business success. We are a leader in providing credit and charge cards to consumers, small businesses, mid-sized companies and large corporations around the world. American Express® cards issued by American Express as well as by third-party banks and other institutions on the American Express network permit Card Members to charge purchases of goods and services at the millions of merchants around the world that accept cards bearing our logo.
Our various products and services are sold globally to diverse customer groups through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party vendors and business partners, direct mail, telephone, in-house sales teams and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).
We were founded in 1850 as a joint stock association and were incorporated in 1965 as a New York corporation. American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (TRS), are bank holding companies under the Bank Holding Company Act of 1956, as amended (the BHC Act), subject to supervision and examination by the Board of Governors of the Federal Reserve System (the Federal Reserve). As of December 31, 2019, we employed approximately 64,500 people, whom we refer to as colleagues.
We principally engage in businesses comprising three reportable operating segments: Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses are included in Corporate & Other. Our businesses are global in scope and function together to form our end-to-end integrated payments platform, which we believe is a differentiator that underpins our business model. For further information about our reportable operating segments, please see “Business Segment Results” under “MD&A.”
Our Integrated Payments Platform
Through our general-purpose card-issuing, merchant-acquiring and card network businesses, we are able to connect participants and provide differentiated value across the commerce path. We maintain direct relationships with both our Card Members (as a card issuer) and merchants (as an acquirer), and we handle all key aspects of those relationships. These relationships create a “closed loop” in that we have direct access to information at both ends of the card transaction, which distinguishes our integrated payments platform from the bankcard networks.

Our integrated payments platform allows us to analyze information on Card Member spending and build algorithms and other analytical tools that we use to underwrite risk, reduce fraud and provide targeted marketing and other information services for merchants and special offers and services to Card Members, all while respecting Card Member preferences and protecting Card Member and merchant data in compliance with applicable policies and legal requirements. Through contractual relationships, we also obtain information from third-party card issuers, merchant acquirers and processors with whom we do business.
Card Issuing Businesses
Our global proprietary card-issuing businesses are conducted through our GCSG and GCS reportable operating segments. We offer a broad set of card products, rewards and services to a diverse consumer and commercial customer base, in the United States and internationally. We acquire and retain high-spending, engaged and creditworthy Card Members by:
•Designing innovative products and features that appeal to our target customer base and meet their spending and borrowing needs
•Using incentives to drive spending on our various card products and engender loyal Card Members, including our Membership Rewards® program, cash-back reward features and participation in loyalty programs sponsored by our cobrand and other partners
•Providing digital and mobile services and an array of benefits and experiences across card products, such as airport lounge access and other travel and lifestyle benefits, which we believe are difficult for others to replicate and help increase Card Member engagement
•Creating world-class service experiences by delivering exceptional customer care
•Developing a wide range of partner relationships, including with other corporations and institutions that sponsor certain of our cards under cobrand arrangements and provide benefits and services to our Card Members
For the year ended December 31, 2019, worldwide proprietary billed business (spending on American Express cards issued by us) was $1,071 billion and at December 31, 2019, we had 70 million proprietary cards-in-force worldwide.
Merchant Acquiring Business
Our GMNS reportable operating segment builds and manages relationships with millions of merchants around the world that choose to accept American Express cards. This includes signing new merchants to accept our cards, agreeing on the discount rate (a fee charged to the merchant for accepting our cards) and handling servicing for merchants. We also build and maintain relationships with merchant acquirers, aggregators and processors to manage aspects of our merchant services business. For example, through our OptBlue® merchant-acquiring program, third-party processors contract directly with small merchants for card acceptance and determine merchant pricing.
We continue to grow merchant acceptance of American Express cards around the world. As of year-end 2019, based on our internal tracking and our understanding of the latest industry data, we believe we achieved our goal of reaching virtual parity coverage with Mastercard and Visa credit card-accepting merchants in the United States. We are also focused on increasing merchant coverage strategically in targeted countries, cities and merchant categories outside the United States, with continued growth in merchant locations internationally in 2019. As we continue to grow our network, we will seek to work with merchant partners in the United States and around the world to ensure that our Card Members are warmly welcomed and encouraged to spend in the millions of places where their American Express cards are accepted.
Card Network Business
GMNS operates a payments network through which it establishes and maintains relationships with third-party banks and other institutions in approximately 94 countries and territories, licensing the American Express brand and extending the reach of our global network. Under independent operator arrangements, partners are licensed to issue local currency American Express-branded cards in their countries and serve as the merchant acquirer for local merchants. Under network card license arrangements, partners are licensed to issue American Express-branded cards on our network.
For the year ended December 31, 2019, worldwide network services billed business (spending on American Express cards issued by third parties) was $170 billion and at December 31, 2019, we had 44 million cards-in-force issued by third parties worldwide.
GMNS also provides fraud-prevention tools, marketing solutions, data analytics and other programs and services to merchants and other partners that leverage the capabilities of our integrated payments platform.

Diverse Customer Base and Global Footprint
The following charts provide a summary of our diverse set of customers and broad geographic footprint:
Partners and Relationships
Our integrated payments platform allows us to work with a range of business partners, and our partners in return help drive the scale and relevance of the platform.
There are many examples of how we connect partners with our integrated payments platform, including: issuing cards under cobrand arrangements with other corporations and institutions (e.g., Delta Air Lines, Marriott International, British Airways and Hilton Worldwide Holdings); offering innovative ways for our Card Members to earn and use points with our merchants (e.g., Pay with Points at Amazon.com); expanding merchant acceptance with third-party acquirers and processors (e.g., OptBlue partners); developing new capabilities and features with our digital partners (e.g., PayPal and Venmo); integrating into the supplier payment processes of our corporate card clients (e.g., SAP Ariba); and extending the platform into travel services with American Express leisure and business travel (e.g., Fine Hotels and Resorts).
Delta Air Lines is our largest strategic partner. Our relationships with, and revenues and expenses related to, Delta are significant and represent a significant source of value for our Card Members. We issue cards under cobrand arrangements with Delta and the Delta cobrand portfolio represented approximately 8 percent of our worldwide billed business and approximately 22 percent of worldwide Card Member loans as of December 31, 2019. The Delta cobrand portfolio generates fee revenue and interest income from Card Members and discount revenue from Delta and other merchants for spending on Delta cobrand cards. During 2019, we signed an 11-year renewal extending the Delta cobrand relationship through the end of 2029 and expect to continue to make significant investments in this partnership going forward. Among other things, Delta is also a key participant in our Membership Rewards program, provides travel-related benefits and services, including airport lounge access for certain American Express Card Members, accepts American Express cards as a merchant and is a corporate payments customer.
Working with all of our partners, we will continue to seek to provide value, choice and unique experiences across our customer base.
Our Spend-Centric Model and Revenue Mix
Our “spend-centric” business model focuses on generating revenues primarily by driving spending on our cards and secondarily through finance charges and fees. Spending on our cards, which is higher on average on a per-card basis versus our competitors, offers superior value to merchants in the form of loyal customers and larger transactions. Because of the revenues generated from having high-spending Card Members and the annual card fees we charge on many of our products, we are able to invest in attractive rewards and other benefits for Card Members, as well as targeted marketing and other programs and investments for merchants. This creates incentives for Card Members to spend more on their cards and positively differentiates American Express cards.
We believe our spend-centric model gives us the ability to provide differentiated value to Card Members, merchants and business partners.

The American Express Brand and Service Excellence
Our brand and its attributes—trust, security and service—are key assets. We invest heavily in managing, marketing, promoting and protecting our brand, including through the delivery of our products and services in a manner consistent with our brand promise. The American Express brand is consistently ranked as one of the most valuable brands in the world. We place significant importance on trademarks, service marks and patents, and seek to secure our intellectual property rights around the world.
We aim to provide the world’s best customer experience every day and our reputation for world-class service has been recognized by numerous awards over the years. Our customer care professionals and partners treat servicing interactions as an opportunity to bring the brand to life for our customers, add meaningful value and deepen relationships.
Our Business Strategies
We seek to grow our business by focusing on four strategic imperatives:
First, we aim to expand our leadership in the premium consumer space by continuing to deliver membership benefits that span our customers’ everyday spending, borrowing, travel and lifestyle needs, expanding our roster of business partners around the globe and developing a range of experiences that attract high-spending customers.
Second, we will look to build on our strong position in commercial payments by evolving our card value propositions, further differentiating our corporate card and accounts payable expense management solutions, and designing innovative products and features, including financing and supplier payment solutions for our business customers.
Third, we are focused on strengthening our global network to provide unique value by continuing to help merchants navigate the convergence of online and offline commerce with fraud protection services, marketing insights and digital connections to higher-spending Card Members, and continuing to work with our network partners to offer expanded products and services.
Finally, we want to continue to make American Express an essential part of our customers’ digital lives by developing more digital features, solutions and services, expanding our digital partnerships and making targeted acquisitions.
COMPETITION
We compete in the global payments industry with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and Automated Clearing House, or ACH), as well as evolving and growing alternative payment and financing providers. As the payments industry continues to evolve, we face increasing competition from non-traditional players that leverage new technologies, business models and customer relationships to create payment or financing solutions.
As a card issuer, we compete with financial institutions that issue general-purpose charge and credit cards and debit cards. We also encounter competition from businesses that issue their own private label cards, operate their own mobile wallets or extend credit to their customers. We face intense competition for cobrand relationships, as both card issuer and network competitors have targeted key business partners with attractive value propositions.
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
The principal competitive factors that affect the card-issuing, merchant and network businesses include:
•The features, value and quality of the products and services, including customer care, rewards programs, partnerships, benefits and digital and mobile services, and the costs associated with providing such features and services
•Reputation and brand recognition
•The number, spending characteristics and credit performance of customers

•The quantity, diversity and quality of the establishments where the cards can be used
•The attractiveness of the value proposition to card issuers, merchant acquirers, cardholders, corporate clients and merchants (including the relative cost of using or accepting the products and services, and capabilities such as fraud prevention and data analytics)
•The number and quality of other payment cards and other forms of payment available to customers
•The success of marketing and promotional campaigns
•The speed of innovation and investment in systems, technologies, and product and service offerings
•The nature and quality of expense management tools, electronic payment methods and data capture and reporting capabilities, particularly for business customers
•The security of cardholder and merchant information
Another aspect of competition is the dynamic and rapid growth of alternative payment mechanisms, systems and products, which include payment aggregators (e.g., PayPal, Square and Amazon), marketplace lenders, wireless payment technologies (including using mobile telephone networks to carry out transactions), financial technology companies, electronic wallet and push payment providers (including handset manufacturers, telecommunication providers, retailers, banks and technology companies), digital currencies developed by both governments and the private sector, blockchain and similar distributed ledger technologies, real-time settlement and processing, prepaid systems and gift cards, and systems linked to payment cards or that provide payment solutions. Various competitors are working to integrate more financial services into their product offerings and competitors are attempting to replicate our closed-loop functionality, such as the merchant-processing platform ChaseNet. New payments competitors continue to emerge in response to evolving technologies, consumer habits and merchant needs.
In addition to the discussion in this section, see “Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry” in “Risk Factors” for further discussion of the potential impact of competition on our business, and “Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition” and “Legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to our reputation and brand” in “Risk Factors” for a discussion of the potential impact on our ability to compete effectively due to government regulations or if ongoing legal proceedings limit our ability to prevent merchants from engaging in various actions to discriminate against our card products.

SUPERVISION AND REGULATION
Overview
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, an increasing range of regulations and a stringent and unpredictable enforcement environment.
Governmental authorities have focused, and we believe will continue to focus, considerable attention on reviewing compliance by financial services firms with laws and regulations, and as a result, we continually work to evolve and improve our risk management framework, governance structures, practices and procedures. Reviews to assess compliance with laws and regulations by governmental authorities, as well as our own internal reviews, have resulted in, and are likely to continue to result in, changes to our products, practices and procedures, restitution to our customers and increased costs related to regulatory oversight, supervision and examination. We have also been subject to regulatory actions and may continue to be the subject of such actions, including governmental inquiries, investigations, enforcement proceedings and the imposition of fines or civil money penalties, in the event of noncompliance or alleged noncompliance with laws or regulations. In addition, legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
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
The Federal Reserve has established a new rating system for large financial institutions, such as the Company, which is intended to align with the Federal Reserve’s existing supervisory program for large financial institutions and which includes component ratings for capital planning, liquidity risk management, and governance and controls. In August 2017 and January 2018, the Federal Reserve proposed related guidance for the governance and controls component.
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
Financial Regulatory Reform
In October 2019, the U.S. federal bank regulatory agencies finalized rules that tailor the application of the enhanced prudential standards to bank holding companies and depository institutions (the Tailoring Rules) pursuant to the amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd Frank) introduced by the Economic Growth, Regulatory Relief, and Consumer Protection Act. The Tailoring Rules assign each U.S. bank holding company with $100 billion or more in total consolidated assets, as well as its bank subsidiaries, to one of four categories based on its status as a U.S. global systemically important banking organization and five other risk-based indicators: (i) size, (ii) cross-jurisdictional activity, (iii) non-bank assets, (iv) off-balance sheet exposure, and (v) weighted short-term wholesale funding.
Under the Tailoring Rules, the Company (and, pursuant to the Tailoring Rules, its depository institution subsidiary, AENB) is subject to Category IV standards. As a Category IV firm, the Company is, among other things, (i) no longer subject to the advanced approaches capital requirements, (ii) no longer subject to the supplementary leverage ratio (SLR), (iii) no longer subject to the countercyclical capital buffer, (iv) no longer subject to company-run stress testing requirements, (v) subject to supervisory stress testing on an every-other-year basis rather than an annual basis, and (vi) no longer subject to the requirement to prepare and submit a holding company-level resolution plan. In addition, as a Category IV firm with less than $50 billion in weighted short-term wholesale funding, the Company is no longer subject to the liquidity coverage ratio (LCR).
Because a firm’s categorization under the Tailoring Rules is determined by, and can change over time dependent upon, how the firm measures against the risk-based indicator thresholds, we are required to monitor and periodically report these risk-based indicators and there can be no assurance that the Company will continue to be a Category IV firm in the future.
Stress Testing and Capital Planning
Under the Federal Reserve’s regulations, the Company is subject to supervisory stress testing requirements that are designed to evaluate whether a bank holding company has sufficient capital on a total consolidated basis to absorb losses and support operations under adverse economic conditions. As a Category IV firm, the Company will be subject to the Federal Reserve’s supervisory stress tests every other year, beginning in 2020, rather than on an annual cycle.
We remain subject to the requirement to develop and submit to the Federal Reserve an annual capital plan. The Federal Reserve has stated it plans to propose changes, which would include providing firms subject to Category IV standards additional flexibility to develop their capital plans. As part of the Comprehensive Capital Analysis and Review (CCAR), the Federal Reserve evaluates whether the Company has sufficient capital to continue operations by assessing our pro-forma capital position and ratios under a scenario of economic and financial market stress. Sufficient capital for these purposes is likely to require us to maintain capital ratios appreciably above applicable minimum requirements and buffers.
The Federal Reserve is expected to publish the decisions for all the bank holding companies participating in CCAR, including the reasons for any objection to capital plans, by June 30. In addition, the Federal Reserve will publish separately the results of its supervisory stress test under the supervisory severely adverse scenario. The information to be released will include, among other things, the Federal Reserve’s projection of company-specific information, including post-stress capital ratio information over the planning horizon.
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
Capital, Leverage and Liquidity Regulation
Capital Rules
The Company and AENB are required to comply with the applicable capital adequacy rules established by federal banking regulators. These rules are intended to ensure that bank holding companies and depository institutions (collectively, banking organizations) have adequate capital given their level of assets and off-balance sheet obligations. The federal banking regulators’ current capital rules (the Capital Rules) implement the Basel Committee on Banking Supervision’s (the Basel Committee) framework for strengthening international capital regulation, known as Basel III. For additional information regarding our capital ratios, see “Consolidated Capital Resources and Liquidity” under “MD&A.”
Under the Capital Rules, banking organizations are required to maintain minimum ratios for Common Equity Tier 1 (CET1), Tier 1 capital (that is, CET1 plus additional Tier 1 capital) and Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets. Since 2014, we have reported our capital adequacy ratios on a parallel basis to federal banking regulators using both risk-weighted assets calculated under the Basel III standardized approach, as adjusted for certain items, and the requirements for an advanced approaches institution. As a Category IV firm, we are no longer subject to the Basel III advanced approaches capital requirements.
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
The Company and AENB must each maintain CET1, Tier 1 capital and Total capital ratios of at least 4.5 percent, 6.0 percent and 8.0 percent, respectively. The Capital Rules also implement a 2.5 percent capital conservation buffer composed entirely of CET1, on top of these minimum risk-weighted asset ratios. As a result, the minimum ratios are effectively 7.0 percent, 8.5 percent and 10.5 percent for the CET1, Tier 1 capital and Total capital ratios, respectively.
Federal banking regulators may further increase required minimum capital ratios by a countercyclical capital buffer composed entirely of CET1 up to 2.5 percent if they determine that such a buffer is necessary to protect the banking system from disorderly downturns associated with excessively expansionary periods. Under the Tailoring Rules, Category IV firms, such as the Company, would not be subject to such a countercyclical capital buffer.
Banking institutions whose ratio of CET1, Tier 1 Capital or Total capital to risk-weighted assets is above the minimum but below the capital conservation buffer will face constraints on discretionary distributions such as dividends, repurchases and redemptions of capital securities, and executive compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
The Federal Reserve proposed a rule in April 2018 that would, among other things, replace the static 2.5 percent capital conservation buffer with a stress capital buffer requirement for bank holding companies subject to the CCAR process. The stress capital buffer would reflect stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s CCAR stress tests and would also include four quarters of planned common stock dividends. The proposal also included a stress leverage buffer requirement, similar to the stress capital buffer, which would apply to the Tier 1 leverage ratio. The proposal would require bank holding companies to reduce their planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the bank holding companies’ own baseline scenario projections. The Federal Reserve has indicated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV firms, such as the Company, to align with the two-year supervisory stress-testing cycle for Category IV bank holding companies.

Leverage Requirements
We are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets (as defined for regulatory purposes). All banking organizations are required to maintain a leverage ratio of at least 4.0 percent.
The Capital Rules also establish an SLR requirement for advanced approaches banking organizations. The SLR is the ratio of Tier 1 capital to an expanded concept of leverage exposure that includes both on-balance sheet and certain off-balance sheet exposures. The Capital Rules require a minimum SLR of 3.0 percent. As noted above, Category IV firms, such as the Company, are not subject to the SLR requirement under the Tailoring Rules.
Liquidity Regulation
The Federal Reserve’s enhanced prudential standards rule includes heightened liquidity and overall risk management requirements. The rule requires the maintenance of a liquidity buffer, consisting of highly liquid assets, that is sufficient to meet projected net outflows for 30 days over a range of liquidity stress scenarios, and a minimum LCR that measures a firm’s high-quality liquid assets to its projected net outflows. Under the Tailoring Rules, Category IV firms with less than $50 billion in weighted short-term wholesale funding, such as the Company, are no longer subject to any LCR requirement.
A second standard provided for in the Basel III liquidity framework, referred to as the net stable funding ratio (NSFR), requires a minimum amount of longer-term funding based on the assets and activities of banking entities. Although the NSFR has not been finalized, the Federal Reserve staff’s memorandum has indicated it will be applied in a manner consistent with the application of the LCR under the Tailoring Rules, provided a Category IV firm’s weighted short-term wholesale funding remains below $50 billion.
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
In December 2019, the FDIC issued a proposed rule intended to update and modernize the FDIC’s brokered deposit regulations. The proposed rule, among other things, would revise the definition of “deposit broker” and the accompanying exceptions.
Resolution Planning
Pursuant to Dodd Frank, certain bank holding companies are required to submit resolution plans to the Federal Reserve and FDIC providing for the company’s strategy for rapid and orderly resolution in the event of its material financial distress or failure. However, in connection with the release of the Tailoring Rules, the Federal Reserve and FDIC finalized rules in October 2019 which, among other things, adjust the review cycles and applicability of the agencies’ resolution planning requirements. Under these new rules, Category IV firms such as the Company are no longer required to submit a holding company resolution plan.
AENB continues to be required to prepare and provide a separate resolution plan to the FDIC that would enable the FDIC, as receiver, to effectively resolve AENB under the FDIA in the event of failure. The FDIC has issued an Advance Notice of Proposed Rulemaking on potential revisions to this separate resolution plan requirement for insured depository institutions, and the next round of insured depository institution resolution plan submissions will not be required until the rulemaking process is complete.

Orderly Liquidation Authority
The Company could become subject to the Orderly Liquidation Authority (OLA), a resolution regime under which the Treasury Secretary may appoint the FDIC as receiver to liquidate a systemically important financial institution, if the Company is in danger of default and is determined to present a systemic risk to U.S. financial stability. As under the FDIC resolution model, under the OLA, the FDIC has broad power as receiver. Substantial differences exist, however, between the OLA and the FDIC resolution model for depository institutions, including the right of the FDIC under the OLA to disregard the strict priority of creditor claims in limited circumstances, the use of an administrative claims procedure to determine creditor claims (as opposed to the judicial procedure used in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.
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

Community Reinvestment Act
AENB is subject to the CRA, which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; and (iii) change the methods for CRA measurement, data collection, recordkeeping and reporting.
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
In countries outside the United States, regulators continue to focus on a number of key areas impacting our card-issuing businesses, particularly consumer protection (such as in the European Union (EU), the United Kingdom and Canada) and responsible lending (such as in Australia, Mexico, New Zealand and Singapore), with increasing importance on and attention to customers and outcomes rather than just ensuring compliance with local rules and regulations. Regulators’ expectations of firms in relation to their compliance, risk and control frameworks continue to increase and regulators are placing significant emphasis on a firm’s systems and controls relating to the identification and resolution of issues.
Payments Regulation
Legislators and regulators in various countries in which we operate have focused on the operation of card networks, including through antitrust actions, legislation and regulations to change certain practices or pricing of card issuers, merchant acquirers and payment networks, and, in some cases, to establish broad and ongoing regulatory oversight regimes for payment systems.
The EU, Australia and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. For example, in April 2019, the European Commission accepted commitments by Visa and Mastercard to significantly reduce inter-regional multilateral interchange fees.
Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted and may continue to negatively impact the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, and we have largely exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions, for example.
In various countries, such as certain Member States in the EU and Australia, merchants are permitted by law to surcharge card purchases. In addition, the laws of a number of states in the United States that prohibit surcharging have been challenged in litigation brought by merchant groups and some such laws have been overturned. Surcharging is an adverse customer experience and could have a material adverse effect on us if it becomes widespread, particularly where it only or disproportionately impacts our business. In addition, other steering practices that are permitted by regulation in some countries could also have a material adverse effect on us if they become widespread. See “Surcharging or steering by merchants could materially adversely affect our business and results of operations” under “Risk Factors.”

In Canada, regulators have prompted the major international card networks to make voluntary commitments on pricing, specifically interchange fee levels; as American Express does not operate with interchange fees in Canada, our commitments extend to maintaining current pricing practices and complying with certain other practices.
In some countries governments have established regulatory regimes that require international card networks to be locally licensed and/or to localize aspects of their operations. For example, the Reserve Bank of India, which has broad power under the Payment and Settlement Systems Act, 2007 to regulate the membership and operations of card networks, has issued a mandate requiring payment systems operators in India to store certain payments data locally. The development and enforcement of payment system regulatory regimes generally continue to grow and may adversely affect our ability to compete effectively and maintain and extend our global network.
Governments in some countries also provide resources or protection to select domestic payment card networks. The People’s Bank of China officially accepted our application for a business operating license to process domestic currency transactions through a joint venture in mainland China. There can be no assurance that we will receive such a license, or, if we do, that we will be able to successfully compete in China with domestic payment card networks and alternative payment providers.
Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies and a governance framework to comply with applicable privacy, data protection and information and cyber security laws, meet evolving customer expectations and support and enable business innovation and growth.
Our regulators are increasingly focused on ensuring that our privacy, data protection and information and cyber security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access. Regulators are also focused on the policies and practices of our third-party vendors that may have access to our customer data or other information.
In the United States, certain of our businesses are subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and its implementing regulations and guidance. Among other things, GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. Effective January 2020, the California Consumer Privacy Act requires us to offer expanded privacy rights to California residents who are not covered by GLBA. Various regulators, U.S. states and territories are considering similar requirements or have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements.
We are also subject to certain privacy, data protection and information and cyber security laws in other countries in which we operate (including countries in the EU, Australia, Canada, Japan, Hong Kong, India, Mexico, Singapore and the United Kingdom), some of which are more stringent and/or expansive than those in the United States. Some countries have also instituted laws requiring in-country data processing and/or in-country storage of data. Compliance with such laws could result in higher technology, administrative and other costs for us, could limit our ability to optimize the use of our closed-loop data, and could require use of local technology services. Some of these laws also require us to provide foreign governments broader access to our proprietary data and intellectual property. Data breach notification laws or regulatory activities to encourage breach notification are also becoming more prevalent in jurisdictions outside the United States in which we operate.
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

The European Central Bank and the European Banking Authority have enacted secondary legislation focused on security breaches, outsourcing, strong customer authentication and information security-related policies. Likewise, a network and information security directive has been implemented into national laws by Member States in the EU. The Revised Payment Services Directive (PSD2) also contains regulatory requirements on strong customer authentication, open access to customer data and payment capabilities, and measures to prevent security incidents.
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
Anti-Money Laundering
American Express is subject to a significant number of AML laws and regulations as a result of being a financial company headquartered in the United States, as well as having a global presence. In the United States, the majority of AML requirements are derived from the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the Bank Secrecy Act), as amended by the USA PATRIOT Act of 2001 (the Patriot Act). In Europe, AML requirements are largely the result of countries transposing the 4th EU Anti-Money Laundering Directive (and preceding EU Anti-Money Laundering Directives) into local laws and regulations. EU Member States are required to implement the 5th and 6th EU Anti-Money Laundering Directives by January 10, 2020 and December 3, 2020, respectively. Numerous other countries, such as Argentina, Australia, Canada, India, Mexico, New Zealand and Russia, have also enacted or proposed new or enhanced AML legislation and regulations applicable to American Express.
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
American Express Global Business Travel (GBT) and certain entities that may be considered affiliates of GBT have informed us that during the year ended December 31, 2019, approximately 30 visas were obtained from Iranian embassies and consulates around the world in connection with certain travel arrangements on behalf of clients and reservations were booked at one hotel that may be owned, directly or indirectly, or may otherwise be affiliated with, the Government of Iran. GBT had negligible gross revenues and net profits attributable to these transactions and intends to continue to engage in these activities on a limited basis so long as such activities are permitted under U.S. law.

Anti-Corruption
We are subject to complex international and U.S. anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the FCPA), the UK Bribery Act and other laws that prohibit the making or offering of improper payments. The FCPA makes it illegal to corruptly offer or provide anything of value to foreign government officials, political parties or political party officials for the purpose of obtaining or retaining business or an improper advantage. The FCPA also requires us to strictly comply with certain accounting and internal controls standards. In recent years, enforcement of the FCPA has become more intense. The UK Bribery Act also prohibits commercial bribery and the receipt of a bribe, and makes it a corporate offense to fail to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. Failure of the Company, our subsidiaries, colleagues, contractors or agents to comply with the FCPA, the UK Bribery Act and other laws can expose us and/or individual colleagues to investigation, prosecution and potentially severe criminal and civil penalties.
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
In May 2016, the federal banking regulators, the Securities and Exchange Commission (SEC), the Federal Housing Finance Agency and the National Credit Union Administration re-proposed a rule, originally proposed in 2011, on incentive-based compensation practices. The re-proposed rule would apply deferral, downward adjustment and forfeiture, and clawback requirements to incentive-based compensation arrangements granted to senior executive officers and significant risk-takers of covered institutions, with specific requirements varying based on the asset size of the covered institution and the category of employee. If these or other regulations are adopted in a form similar to what has been proposed, they will impose limitations on the manner in which we may structure compensation for our colleagues, which could adversely affect our ability to hire, retain and motivate key colleagues.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below, in alphabetical order, is a list of our executive officers as of February 13, 2020, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER —	Group President, Global Consumer Services Group
Mr. Buckminster (59) has been Group President, Global Consumer Services Group since February 2018. Prior thereto, he had been President, Global Consumer Services Group since October 2015 and President, Global Network and International Card Services since February 2012.

JEFFREY C. CAMPBELL —	Chief Financial Officer
Mr. Campbell (59) has been Chief Financial Officer since August 2013.

MARC D. GORDON —	Chief Information Officer
Mr. Gordon (59) has been Chief Information Officer since September 2012.

MONIQUE HERENA —	Chief Colleague Experience Officer
Ms. Herena (48) has been Chief Colleague Experience Officer since April 2019. Ms. Herena joined American Express from BNY Mellon, where she served as the Chief Human Resources Officer and Senior Executive Vice President, Human Resources, Marketing and Communications since 2014.

RAYMOND JOABAR —	Chief Risk Officer and President, Global Risk, Banking & Compliance
Mr. Joabar (54) has been Chief Risk Officer and President, Global Risk, Banking & Compliance since September 2019. Prior thereto, he had been President of International Consumer Services and Global Travel and Lifestyle Services since February 2018. He also served as Executive Vice President, Global Servicing Network from February 2016 to February 2018 and Executive Vice President, World Service from November 2015 to February 2016. Prior thereto, he had been Executive Vice President, Global Credit Administration from February 2014 to November 2015.

ANNA MARRS —	President, Global Commercial Services
Ms. Marrs (46) has been President, Global Commercial Services since September 2018. Ms. Marrs joined American Express from Standard Chartered Bank, where she served as Regional CEO, ASEAN and South Asia since November 2016 and CEO, Commercial and Private Banking since October 2015. She joined Standard Chartered Bank as Group Head, Strategy and Corporate Development in January 2012.

DENISE PICKETT —	President, Global Services Group
Ms. Pickett (54) has been President, Global Services Group since September 2019. Prior thereto, she had been Chief Risk Officer and President, Global Risk, Banking & Compliance since February 2018 and President, U.S. Consumer Services since October 2015. She also served as President, American Express OPEN from February 2014 to October 2015.

ELIZABETH RUTLEDGE —	Chief Marketing Officer
Ms. Rutledge (58) has been Chief Marketing Officer since February 2018. Prior thereto, she had been Executive Vice President, Global Advertising & Media since February 2016 and Executive Vice President, Card Products & Benefits since May 2013.

LAUREEN E. SEEGER —	Chief Legal Officer
Ms. Seeger (58) has been Chief Legal Officer since July 2014.

JENNIFER SKYLER —	Chief Corporate Affairs Officer
Ms. Skyler (43) has been Chief Corporate Affairs Officer since October 2019. Ms. Skyler joined American Express from the We Company, where she had been Chief Communications Officer from January 2018 to September 2019. Prior thereto, she had been Global Head of Public Affairs from January 2016 to January 2018. Prior thereto, she had been Director, Consumer Communications at Facebook from December 2012 to December 2015.
STEPHEN J. SQUERI —	Chairman and Chief Executive Officer
Mr. Squeri (60) has been Chairman and Chief Executive Officer since February 2018. Prior thereto, he had been Vice Chairman since July 2015. Prior thereto, he had been Group President, Global Corporate Services since November 2011.

ANRÉ WILLIAMS —	Group President, Global Merchant and Network Services
Mr. Williams (54) has been Group President, Global Merchant and Network Services since February 2018. Prior thereto, he had been President of Global Merchant Services and Loyalty since October 2015 and President, Global Merchant Services since November 2011.

ADDITIONAL INFORMATION
We maintain an Investor Relations website at http://ir.americanexpress.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC.
In addition, we routinely post financial and other information, some of which could be material to investors, on our Investor Relations website. Information regarding our corporate responsibility and sustainability initiatives are available on our Corporate Responsibility website at http://about.americanexpress.com/corporate-responsibility.
The content of any of our websites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.
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
ITEM 1A. RISK FACTORS
This section highlights specific risks that could affect us and our businesses, broadly categorized as “Strategic, Business and Competitive Risks,” “Legal, Regulatory and Compliance Risks” and “Credit, Liquidity and Market Risks.” You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the “Risk Management” section under “MD&A,” which describes our approach to identifying, monitoring and managing the risks we assume in conducting our businesses and provides certain quantitative and qualitative disclosures about market risks. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
If any of the following risks develop into actual events or if the circumstances described in the risks occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events or circumstances could also have a negative effect on the trading price of our securities.
Strategic, Business and Competitive Risks
Difficult conditions in the business and economic environment, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations.
Our results of operations are materially affected by economic, market, political and social conditions in the United States and abroad. We offer a broad array of products and services to consumers, small businesses and commercial clients and thus are very dependent upon the level of consumer and business activity and the demand for payment and financing products. Slow economic growth, volatile or deteriorating economic conditions or shifts in broader consumer and business trends significantly impact customer behaviors, including spending on our cards, the ability and willingness of Card Members to borrow and pay amounts owed to us, and demand for fee-based products and services. Political conditions, prolonged or recurring government shutdowns, regional hostilities and the prospect or occurrence of more widespread conflicts, social upheaval, fiscal and monetary policies, trade wars and tariffs could also negatively affect consumer and business spending, including travel patterns and business investment, and demand for credit.
Factors such as consumer spending and confidence, unemployment rates, business investment, geopolitical instability, election results, government spending, trade relationships with other countries, interest rates, taxes, energy costs, the volatility and strength of the capital markets, inflation and deflation all affect the economic environment and, ultimately, our profitability. Such factors may also cause our earnings, billings, loan balances, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, adversely affecting, and/or increasing the volatility of, the trading price of our common shares.

Travel and entertainment expenditures, which comprised approximately 25 percent of our U.S. billed business during 2019, for example, are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Likewise, spending by small businesses and corporate clients, which comprised approximately 41 percent of our worldwide billed business during 2019, depends in part on the economic environment and a favorable climate for continued business investment and new business formation. Increases in delinquencies and write-off rates as a result of increases in bankruptcies, unemployment rates, changes in customer behaviors or otherwise could also have a material adverse effect on our results of operations. The consequences of negative circumstances impacting us or the environment generally can be sudden and severe.
Our business is subject to the effects of geopolitical events, weather, natural disasters and other conditions.
Geopolitical events, terrorist attacks, natural disasters, severe weather conditions, floods, health pandemics (including the recent coronavirus outbreak), information or cyber security incidents (including intrusion into or degradation of systems or technology by cyberattackers) and other catastrophic events can have a material adverse effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Recent hurricanes and other natural disasters have impacted spending and credit performance in the areas affected. Similar events or other disasters or catastrophic events in the future, and events impacting other sectors of the economy, including the telecommunications and energy sectors, could have a negative effect on our businesses and infrastructure, including our technology and systems. Climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events. Card Members in California, New York, Florida, Texas, Georgia and New Jersey account for a significant portion of U.S. Consumer billed business and Card Members loans, and our results of operations could be impacted by events or conditions that disproportionately or specifically affect one or more of those states.
Because we derive a portion of our revenues from travel-related spending, our business is sensitive to safety concerns related to travel and tourism, limitations on travel and mobility, and health-related risks, including travel restrictions and bans as a result of the recent coronavirus outbreak. In addition, disruptions in air travel and other forms of travel can result in the payment of claims under travel interruption insurance policies we offer and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending.
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
The exit of the United Kingdom from the European Union could materially adversely impact our business, results of operations and financial condition.
Our business in the United Kingdom and elsewhere may be negatively impacted by the exit of the United Kingdom from the EU (commonly referred to as Brexit) on January 31, 2020, including from a deterioration of the economic environment in the United Kingdom and other countries in which we operate that adversely affects spending on our cards and the ability and willingness of Card Members to pay amounts owed to us. We may also experience increased volatility in the value of the pound sterling, the euro and other European currencies, which could further strengthen the U.S. dollar, adversely impacting the results of operations from our international activities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and the EU, and we may incur additional costs or need to make operational changes that reduce revenue as we adapt to potentially divergent regulatory frameworks. Any of these effects of Brexit, among others, could adversely affect our business and financial results. As of December 31, 2019, the United Kingdom constituted approximately 4 percent of our worldwide billed business and the EMEA region as a whole constituted approximately 11 percent. We have made changes to the structure of our business operations in Europe in anticipation of Brexit, although the financial, trade and legal implications of Brexit remain uncertain and may be more severe than expected given the lack of comparable precedent.
Our operating results may materially suffer because of substantial and increasingly intense competition worldwide in the payments industry.
The payments industry is highly competitive, and we compete with card networks, issuers and acquirers, paper-based transactions (e.g., cash and checks), bank transfer models (e.g., wire transfers and ACH), as well as evolving and growing alternative, non-traditional payment and financing providers. If we are not able to differentiate ourselves from our competitors, develop compelling value propositions for our customers and/or effectively grow in areas such as mobile and online payments and emerging technologies, we may not be able to compete effectively.

We believe Visa and Mastercard are larger than we are in most countries. As a result, card issuers and acquirers on the Visa and Mastercard networks may be able to benefit from the dominant position, scale, resources, marketing and pricing of those networks. Our business may also be increasingly negatively affected if we are unable to increase or maintain merchant acceptance and our cards are not accepted at merchants that accept cards on the Visa and Mastercard networks.
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have and may offer richer value propositions or a wider range of programs and services than we offer or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, establish and develop more attractive cobrand card and other partner programs and maintain greater merchant acceptance than we have. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors. Expenses such as Card Member rewards and Card Member services expenses could continue to increase as we improve our value propositions for Card Members, including in response to increased competition.
Spending on our cards could continue to be impacted by increasing consumer usage of charge, credit and debit cards issued on other networks, as well as adoption of alternative payment systems. The fragmentation of customer spending to take advantage of different merchant or card incentives or for convenience with technological solutions may continue to increase. To the extent other payment mechanisms, systems and products continue to successfully expand, our discount revenues and our ability to access transaction data through our integrated payments platform could be negatively impacted. For example, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products or could restrict our access to our customers and transaction data. Such companies could also require payments from us to participate in such digital wallets, experiences or applications, impacting our profitability on transactions.
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
In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Delta, Marriott, British Airways and Hilton, as well as many others globally, to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, including Delta and others in the airline industry, to offer benefits to Card Member participants. See “Business Partners and Relationships” under “Business” for additional information on our business partnerships, including with Delta.
Competition for relationships with key business partners is very intense and there can be no assurance we will be able to grow or maintain these partner relationships or that they will remain as profitable. Establishing and retaining attractive cobrand card partnerships is particularly competitive among card issuers and networks as these partnerships typically appeal to high-spending loyal customers. All of our cobrand portfolios in the aggregate accounted for approximately 18 percent of our worldwide billed business for the year ended December 31, 2019. Card Member loans related to our cobrand portfolios accounted for approximately 38 percent of our worldwide Card Member loans as of December 31, 2019.

Cobrand arrangements are entered into for a fixed period, generally ranging from five to ten years, and will terminate in accordance with their terms, including at the end of the fixed period unless extended or renewed at the option of the parties, or upon early termination as a result of an event of default or otherwise. We work with our cobrand partners on an ongoing basis to demonstrate the value we deliver and evolve our relationships for the benefit of both parties. We face the risk that we could lose partner relationships, even after we have invested significant resources in the relationships. We may also choose to not renew certain cobrand relationships. The volume of billed business could decline and Card Member attrition could increase, in each case, significantly as a result of the termination of one or more cobrand partnership relationships. In addition, some of our cobrand arrangements provide that, upon expiration or termination, the cobrand partner may purchase or designate a third party to purchase the loans generated with respect to its program, which could result in the loss of the card accounts and a significant decline in our Card Member loans outstanding.
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
The loss of exclusivity arrangements with business partners, the loss of the partner relationship altogether (whether by non-renewal at the end of the contract period, such as the end of our relationship with Costco in the United States in 2016, or as the result of a merger, legal or regulatory action or otherwise, such as the withdrawal of American Airlines in 2014 from our Airport Club Access program for Centurion® and Platinum Card® Members) or the renegotiation of existing partnerships with terms that are significantly worse for us could have a material adverse impact on our business and results of operations. See "Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition" for information on the uncertainty regarding our cobrand and agent relationships in the EU. In addition, any publicity associated with the loss of any of our key business partners could harm our reputation, making it more difficult to attract and retain Card Members and merchants, and could weaken our negotiating position with our remaining and prospective business partners.
Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners.
Our success is, in many ways, dependent on the success of our business partners. From customer acquisition to cobranding arrangements, from participation in our rewards programs to facilitating B2B supplier payments for our corporate clients, we rely on our business partners across many aspects of our company and our arrangements with business partners represent a significant portion of our business. See “Business Partners and Relationships” under “Business” for additional information on our business partnerships. To the extent any of our partners fail to effectively promote and support our products, experience a slowdown in their business, operational disruptions, reputational issues or loss of consumer confidence, or are otherwise unable to meet our expectations or those of their other stakeholders, our business may be materially negatively impacted. In addition, we may be obligated to make or accelerate payments to certain business partners such as cobrand partners upon the occurrence of certain triggering events such as a shortfall in certain performance and revenue levels. If we are not able to effectively manage these triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. See “Contractual Obligations” under “MD&A” for additional information on financial commitments related to agreements with certain cobrand partners.
Similarly, we are exposed to risk from bankruptcies, liquidations, insolvencies, financial distress, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. We could also be materially impacted if we were obligated or elected to reimburse Card Members for products and services purchased from merchants that have ceased operations or stopped accepting our cards. For example, we are exposed to credit risk in the airline industry to the extent we protect Card Members against non-delivery of goods and services, such as where we have remitted payment to an airline for a Card Member purchase of tickets that have not yet been used or “flown.” If we are unable to collect the amount from the airline, we may bear the loss for the amount credited to the Card Member. Spending at airline merchants accounted for approximately 8 percent of our worldwide billed business for the year ended December 31, 2019.
For additional information relating to the general risks related to the airline industry, see “Risk Management—Institutional Credit Risk—Exposure to the Airline and Travel Industry” under “MD&A.”

We face continued intense competitive pressure that may materially impact the prices we charge merchants that accept our cards for payment for goods and services.
Unlike our competitors in the payments industry that rely on revolving credit balances to drive profits, our business model is more focused on Card Member spending. Discount revenue, which represents fees generally charged to merchants when Card Members use their cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. Our average merchant discount rate has been impacted by regulatory changes affecting competitor pricing in certain international countries. We also face pressure from competitors that have other sources of income or lower costs that can make their pricing more attractive to business partners and merchants. Merchants are also able to negotiate incentives and pricing concessions from us as a condition to accepting our cards or being cobrand partners. As merchants consolidate and become even larger, we may have to increase the amount of incentives and/or concessions we provide to such merchants, which could materially and adversely affect our results of operations. Competitive and regulatory pressures on pricing could make it difficult to offset the costs of these incentives. We have also experienced erosion of our average merchant discount rate as we increase merchant acceptance. We may not be successful in significantly expanding merchant acceptance or offsetting rate erosion with volumes at new merchants.
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
If surcharging, steering or other forms of discrimination become widespread, American Express cards and credit and charge cards generally could become less desirable to consumers, which could result in a decrease in cards-in-force and transaction volumes. The impact could vary depending on such factors as: the industry or manner in which a surcharge is levied; how Card Members are surcharged or steered to other card products or payment forms at the point of sale; the ease and speed of implementation for merchants, including as a result of new or emerging technologies; the size and recurrence of the underlying charges; and whether and to what extent these actions are applied to other forms of payment, including whether it varies depending on the type of card (e.g., credit or debit), product, network, acquirer or issuer. Discrimination against American Express cards could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent it disproportionately impacts our Card Members or our business.

We may not be successful in our efforts to promote card usage through marketing and promotion, merchant acceptance and Card Member rewards and services, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth is dependent on increasing consumer and business spending on our cards, growing loan balances and increasing fee revenue. We have been investing in a number of growth initiatives, including to attract new Card Members, reduce Card Member attrition and capture a greater share of customers’ total spending and borrowings. There can be no assurance that our investments to acquire Card Members, provide differentiated features and services and increase usage of our cards will continue to be effective. In addition, if we develop new products or offers that attract customers looking for short-term incentives rather than incentivize long-term loyalty, Card Member attrition and costs could increase. Increasing spending on our cards also depends on our continued expansion of merchant acceptance of our cards. If we are unable to continue growing merchant acceptance or merchants decide to no longer accept American Express cards, our business could suffer. Further, expanding our service offerings, adding customer acquisition channels and forming new partnerships or renewing current partnerships could have higher costs than our current arrangements, and could adversely impact our average discount rate or dilute our brand.
Another way we invest in customer value is through our Membership Rewards program, as well as other Card Member benefits. Any significant change in, or failure by management to reasonably estimate, actual redemptions of Membership Rewards points and associated redemption costs could adversely affect our profitability. We rely on third parties for certain redemption options and may not be able to continue to offer such redemption options in the future, which could diminish the value of the program for our Card Members. Our two largest redemption partners are Amazon and Delta. In addition, many credit card issuers have instituted rewards and cobrand programs and may introduce programs and services that are similar to or more attractive than ours. Our inability to continue to differentiate our products and services generally could materially adversely affect us.
We may not be able to cost-effectively manage and expand Card Member benefits, including containing the growth of marketing, promotion, rewards and Card Member services expenses in the future. If such expenses increase beyond our expectations, we will need to find ways to offset the financial impact by increasing payments volume, increasing other areas of revenues such as fee-based revenues, or both. We may not succeed in doing so, particularly in the current competitive and regulatory environment.
Our brand and reputation are key assets of our Company, and our business may be materially affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain consumer and small business Card Members and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, data use and protection, management, workplace culture, merchant acceptance, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters — even if related to seemingly isolated incidents and whether or not factually correct—could erode trust and confidence and damage our reputation among existing and potential Card Members, corporate clients, merchants and partners, which could make it difficult for us to attract new customers and maintain existing ones. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including card practices, regulatory compliance, the use and protection of customer information and conduct by our colleagues, and from actions taken by regulators or others in response thereto. Discussion about such matters in social media channels can also cause rapid, widespread reputational harm to our brand.
Our brand and reputation may also be harmed by actions taken by third parties that are outside our control. For example, any shortcoming of or controversy related to a third-party vendor, business partner, merchant acquirer or network partner may be attributed by Card Members and merchants to us, thus damaging our reputation and brand value. The lack of acceptance, suppression of card usage or surcharging by merchants can also negatively impact perceptions of our brand and our products, lower overall transaction volume and increase the attractiveness of other payment products or systems. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Furthermore, as a corporation with headquarters and operations located in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our business volumes, revenues and profitability.

A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards.
We and third parties process, transmit, store and provide access to account information in connection with our charge and credit cards and other products, and in the normal course of our business, we collect, analyze and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and colleagues.
Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment with intent to disrupt our business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, including Card Member, travel and loyalty program data, colleague information and other sensitive business information, including acquisition activity, non-public financial results and intellectual property. There are a number of motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites.
Global financial institutions like us, as well as our customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For example, we and other U.S. financial services providers have been the target of distributed denial-of-service attacks from sophisticated third parties. These threats can arise from external parties as well as insiders who knowingly or unknowingly engage in or enable malicious cyber activities.
We develop and maintain systems and processes aimed at detecting and preventing information and cyber security incidents and fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cyber security incidents, malicious social engineering, corporate espionage, fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with each of these include theft of funds and other monetary loss, the disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information), the effects of which could be compounded if not detected quickly. Indeed, an information or cyber security incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
Information or cyber security incidents, fraudulent activity and other actual or perceived failures to maintain confidentiality, integrity, privacy and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation, fines and response costs, negative assessments of us and our subsidiaries by banking regulators and rating agencies, reputational and financial damage to our brand, and reduced usage of our products and services, all of which could have a material adverse impact on our business. The disclosure of sensitive company information could also undermine our competitive advantage and divert management attention and resources.
Successful cyberattacks, data breaches, disruptions or other incidents related to the actual or perceived failures to maintain confidentiality, integrity, privacy and/or security at other large financial institutions, large retailers, travel and hospitality companies, government agencies or other market participants, whether or not we are impacted, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

The uninterrupted operation of our information systems is critical to our success and a significant disruption could have a material adverse effect on our business and results of operations.
Our information technology systems, including our transaction authorization, clearing and settlement systems, and data centers, may experience service disruptions or degradation because of technology malfunction, sudden increases in customer transaction volume, natural disasters, accidents, power outages, internet outages, telecommunications failures, fraud, denial-of-service and other cyberattacks, terrorism, computer viruses, vulnerabilities in hardware or software, physical or electronic break-ins, or similar events. Service disruptions or degradations could prevent access to our online services and account information, compromise or limit access to company or customer data, impede transaction processing and financial reporting, and lead to regulatory investigations and fines, increased regulatory oversight and litigation. Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
We rely on third-party providers for acquiring and servicing customers, technology, platforms and other services integral to the operations of our businesses. These third parties may act in ways that could materially harm our business.
We rely on third-party service providers, cobrand partners, merchants, customer acquisition channels, processors, aggregators, network partners and other third parties for services that are integral to our operations and are subject to the risk that activities of such third parties may adversely affect our business. As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data, artificial intelligence and cloud storage solutions), more third parties are involved in processing card transactions and handling our data. For example, we rely on third parties for the timely transmission of accurate information across our global network, card acquisition and provision of services to our customers. If a service provider or other third party ceases to provide the data quality or communications capacity we expect or services upon which we rely, as a result of natural disaster, operational disruptions or errors, terrorism, information or cyber security incidents, or any other reason, the failure could interrupt or compromise the quality of our services to customers or impact our ability to grow our business.
The confidentiality, integrity, privacy, availability and/or security of data communicated over third-party networks or platforms or held by, or accessible to, third parties, including merchants that accept our cards, payment processors, payment intermediaries and our third-party vendors and business partners, could become compromised, which could lead to unauthorized use of our data or fraudulent transactions on our cards, as well as costs associated with responding to such an incident, including regulatory investigations and fines, increased regulatory oversight and litigation. For example, in March 2018, we were alerted by Expedia that certain customers who used Expedia’s Orbitz platform may have been victims of a cyberattack. The attack involved an Orbitz platform that served as the underlying booking engine for online travel websites, including Amextravel.com and travel booked through Amex Travel Representatives.
We are also exposed to the risk that a disruption or other event at a third party affecting one of our service providers or partners could impede their ability to provide to us services or data on which we rely to operate our business. Service providers or other third parties could also cease providing data to us or use our data in a way that diminishes the competitive value of our closed loop.
The management and oversight of multiple vendors increases our operational complexity and governance challenges and decreases our control. A failure to exercise adequate oversight over service providers, including compliance with service level agreements or regulatory or legal requirements, could result in regulatory actions, fines, litigation, sanctions or economic and reputational harm to us. In addition, we may not be able to effectively monitor or mitigate operational risks relating to our vendors’ service providers. We are also exposed to the risk that a service disruption at a common service provider to our vendors could impede their ability to provide services to us. Notwithstanding any attempts to diversify our reliance on third parties, we may not be able to effectively mitigate operational risks relating to our vendors’ use of common service providers.
If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be materially adversely affected.
Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technology across all areas of our business, including in transaction processing, data management and analytics, machine learning and artificial intelligence, customer interactions and communications, open banking and alternative payment mechanisms, authentication technologies and digital identification, tokenization, real-time settlement, and risk management and compliance systems. Incorporating new technologies into our products and services, including developing the appropriate governance and controls consistent with regulatory expectations, may require substantial expenditures and take considerable time, and ultimately may not be successful. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, our existing technology.

The process of developing new products and services, enhancing existing products and services and adapting to technological changes and evolving industry standards is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly impede our ability to compete effectively. Consumer and merchant adoption is a key competitive factor and our competitors may develop products, platforms or technologies that become more widely adopted than ours. In addition, we may underestimate the time and expense we must invest in new products and services before they generate significant revenues, if at all.
Our ability to develop, acquire or access competitive technologies or business processes on acceptable terms may also be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from Card Members or merchants, or the complexity of our systems.
We may not be successful in realizing the benefits associated with our acquisitions, strategic alliances, joint ventures and investment activity, and our business and reputation could be materially adversely affected.
We have acquired a number of businesses and have made a number of strategic investments, and continue to evaluate potential transactions. These transactions could be material to our financial condition and results of operations. There is no assurance that we will be able to successfully identify and secure future acquisition candidates on terms and conditions that are acceptable to us, or successfully complete proposed acquisitions and investments, which could impair our growth. The process of integrating an acquired company, business or technology could create unforeseen operating difficulties and expenditures, result in unanticipated liabilities, including legal claims, violations of laws, commercial disputes and information security vulnerabilities or breaches, and harm our business generally. It may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could materially adversely affect our business and operating results, including as a result of write-downs of goodwill and other intangible assets.
We may also face risks with other types of strategic transactions, such as the sale to InComm of the operations relating to our prepaid reloadable and gift card business. The reloadable operations have experienced disruptions in the past, impacting the ability of our prepaid customers to load and use their cards. If such operations are interrupted, suspended or terminated in the future, it could further negatively impact our customers’ experience, result in additional costs, litigation and regulatory action, and harm our business and reputation.
Joint ventures, including our GBT JV and our new joint venture in China, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. For example, trade secrets and other proprietary information we may provide to a joint venture may become available to third parties beyond our control. The ability to enforce intellectual property and contractual rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us and otherwise damage our reputation and brand.
Our success is dependent on maintaining a culture of integrity and respect as well as upon our executive officers and other key personnel, and misconduct by or loss of key personnel could materially adversely affect our business.
We rely upon our key personnel not only for business success, but also to lead with integrity and promote a culture of respect. To the extent our leaders behave in a manner that does not comport with our company’s values, the consequences to our brand and reputation could be severe and could negatively affect our financial condition and results of operations.
The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel who voluntarily or involuntarily leave the company. Changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel, or to employ such personnel in the location(s) of our choice. As further described in “Supervision and Regulation—Compensation Practices,” our compensation practices are subject to review and oversight by the Federal Reserve and the compensation practices of AENB is subject to review and oversight by the OCC. This regulatory review and oversight could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Legal, Regulatory and Compliance Risks
Our business is subject to comprehensive government regulation and supervision, which could materially adversely affect our results of operations and financial condition.
We are subject to comprehensive government regulation and supervision in jurisdictions around the world, which significantly affects our business and requires continual enhancement of our compliance efforts. Regulatory oversight and supervision of our businesses are generally designed to protect consumers and enhance financial stability and are not designed to protect our security holders.
Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, and affect our relationships with Card Members, partners, merchants, vendors and other third parties. New laws or regulations could similarly affect our business, increase our costs of doing business and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition. Legislators and regulators around the world are aware of each other’s approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.
If we fail to satisfy regulatory requirements or maintain our financial holding company status, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions. Additionally, our banking regulators have wide discretion in the examination and the enforcement of applicable banking statutes and regulations and may restrict our ability to engage in certain business activities or acquisitions or require us to maintain more capital.
In recent years, legislators and regulators have focused on the operation of card networks, including interchange fees paid to card issuers in payment networks such as Visa and Mastercard and the fees merchants are charged to accept cards. Even where we are not directly regulated, regulation of bankcard fees significantly negatively impacts the discount revenue derived from our business, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants, including terms relating to non-discrimination and honor-all-cards. For example, we have largely exited our network businesses in the EU and Australia as a result of regulation in those jurisdictions. In addition, there is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. In a ruling issued on February 7, 2018, the EU Court of Justice confirmed the validity of the application of the fee caps and other provisions in circumstances where three-party networks issue cards with a cobrand partner or through an agent, although the ruling provided only limited guidance as to when or how the provisions might apply in such circumstances and remains subject to differing interpretations by regulators and participants in cobrand arrangements. As a result, there can be no assurance we will be able to maintain our existing cobrand and agent relationships in the EU. Furthermore, the European Commission is in the process of conducting an impact assessment of the interchange fee caps, which could potentially result in lower and/or additional interchange fee caps and restrictions.
We are subject to certain provisions of the Bank Secrecy Act, as amended by the Patriot Act, with regard to maintaining effective AML programs. Similar AML requirements apply under the laws of most jurisdictions where we operate. Increased regulatory focus in this area is likely to result in increased costs related to oversight, supervision and fines, and may result in changes to our business practices, including restrictions with respect to the types of products and services we may offer to consumers, the countries in which our cards may be used, and the types of customers and merchants who can obtain or accept our cards. Emerging technologies, such as digital currencies, could limit our ability to track the movement of funds. Money laundering, terrorist financing and other illicit activities involving our business could result in enforcement action, and our reputation may suffer due to our customers’ association with certain countries, persons or entities or the existence of any such transactions.
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
We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings, which could involve restrictions on our activities, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution could give rise to an investigation by regulators and other governmental agencies of the same or similar practices by us. Further, a single event may give rise to numerous and overlapping investigations and proceedings. Regulatory action could subject us to significant fines, penalties or other requirements resulting in Card Member reimbursements, increased expenses, limitations or conditions on our business activities, and damage to our reputation and our brand, which could adversely affect our results of operations and financial condition.
Legal proceedings regarding provisions in our merchant contracts could have a material adverse effect on our business and result in additional litigation and/or arbitrations, substantial monetary damages and damage to our reputation and brand.
We are, and have been in the past, a defendant in a number of actions, including legal proceedings and proposed class actions filed by merchants, challenging certain provisions of our card acceptance agreements. A description of the outstanding legal proceedings is contained in “Legal Proceedings.”
An adverse outcome in these proceedings could have a material adverse effect on our business and results of operations, require us to change our merchant agreements in a way that could expose our cards to increased merchant steering and other forms of discrimination that could impair the Card Member experience, result in additional litigation and/or arbitrations, impose substantial monetary damages and damage our reputation and brand. Even if we were not required to change our merchant agreements, changes in Visa’s and Mastercard’s policies or practices as a result of legal proceedings, lawsuit settlements or regulatory actions pending against them could result in changes to our business practices and materially and adversely impact our profitability.
We are subject to capital adequacy and liquidity rules, and if we fail to meet these rules, our business would be materially adversely affected.
Failure to meet current or future capital or liquidity requirements could compromise our competitive position and could result in restrictions imposed by the Federal Reserve, including limiting our ability to pay dividends, repurchase our capital stock, invest in our business, expand our business or engage in acquisitions.

Some elements of the capital and liquidity regimes are not yet final and certain developments could significantly impact the requirements applicable to financial institutions. For example, the Basel Committee finalized revisions to the standardized approach for credit risk and operational risk capital requirements. If these revisions are adopted in the United States, we could be required to hold significantly more capital. As a result, the ultimate impact on our long-term capital and liquidity planning and our results of operations is not certain, although an increase in our capital and liquid asset levels could lower our return on equity. As part of our required stress testing, we must continue to comply with applicable capital standards as calculated under the standardized approach in the severely adverse economic scenario published by the Federal Reserve. To satisfy these requirements, it may be necessary for us to hold additional capital in excess of that required by the Capital Rules.
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
Any reduction of, or elimination of, our common stock dividend or share repurchase program would likely adversely affect the market price of our common stock and market perceptions of American Express. For more information on bank holding company and depository institution dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation,” as well as “Consolidated Capital Resources and Liquidity—Share Repurchases and Dividends” under “MD&A” and Note 22 to our “Consolidated Financial Statements.”
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
Compliance with current or future privacy, data protection, account access and information and cyber security laws could significantly impact our collection, use, sharing, retention and safeguarding of consumer and/or colleague information and could restrict our ability to fully maximize our closed-loop capability or provide certain products and services, which could materially and adversely affect our profitability.

Our failure to comply with privacy, data protection, account access and information and cyber security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our cards and damage to our reputation and our brand. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the United States, the EU and various other countries in which we operate.
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
We rely on a variety of measures to protect our intellectual property and control access to, and distribution of, our trade secrets and other proprietary information. These measures may not prevent infringement of our intellectual property rights or misappropriation of our proprietary information and a resulting loss of competitive advantage. The ability to enforce intellectual property rights to prevent disclosure of our trade secrets and other proprietary information may be limited in certain jurisdictions. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a future assertion of an infringement or misappropriation claim against us could cause us to lose significant revenues, incur significant defense, license, royalty or technology development expenses, and/or pay significant monetary damages.
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
Management of our risks in some cases depends upon the use of analytical and/or forecasting models. Although we have a governance framework for model development and independent model validation, the modeling methodology or key assumptions could be erroneous or the models could be misused. In addition, issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, could result in ineffective or inaccurate model outputs and reports. For example, models based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time. Upon the adoption of the new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020, we began using a new credit reserve methodology, which requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including forecasts incorporating forward-looking information. If our business decisions or estimates for credit losses are based on incorrect or misused models and assumptions or we fail to manage data inputs effectively and to aggregate or analyze data in an accurate and timely manner, our results of operations and financial condition may be materially adversely affected.
We may not be able to effectively manage individual or institutional credit risk, or credit trends that can affect spending on card products and the ability of customers and partners to pay us, which could have a material adverse effect on our results of operations and financial condition.
We are exposed to both individual credit risk, principally from consumer and small business Card Member loans and receivables, and institutional credit risk, principally from corporate Card Member loans and receivables, merchants, network partners, loyalty coalition partners and treasury and investment counterparties. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. General economic factors, such as the rate of inflation, unemployment levels and interest rates, may result in greater delinquencies that lead to greater credit losses. Country, regional and political risks can also contribute to credit risk. A customer’s ability and willingness to repay us can be negatively impacted not only by economic, market, political and social conditions but by a customer’s other payment obligations, and increasing leverage can result in a higher risk that customers will default or become delinquent in their obligations to us.
We rely principally on the customer’s creditworthiness for repayment of the loan or receivable and therefore have no other recourse for collection. Our ability to assess creditworthiness may be impaired if the criteria or models we use to manage our credit risk prove inaccurate in predicting future losses, which could cause our losses to rise and have a negative impact on our results of operations. Further, our pricing strategies may not offset the negative impact on profitability caused by increases in delinquencies and losses; thus any material increases in delinquencies and losses beyond our current estimates could have a material adverse impact on us.
Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and the resulting increase in our reserves for loan and receivable losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. As noted above, we began using a new credit reserve methodology, effective January 1, 2020, which differs significantly from our previous approach and alters the estimation process, inputs and assumptions used in estimating expected credit losses for loans and receivables. The new methodology may have a significant effect on our reported results and could cause fluctuations in our reported results, even if there are no underlying changes in the economics of the business. For more information on recently issued accounting standards, see Note 1 to our “Consolidated Financial Statements.”

Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. In addition, our ability to manage credit risk may be adversely affected by legal or regulatory changes (such as restrictions on collections or changes in bankruptcy laws, minimum payment regulations and re-age guidance). Increased credit risk, whether resulting from underestimating the credit losses inherent in our portfolio of loans and receivables, deteriorating economic conditions (particularly in the United States where approximately 75 percent of our revenues were generated in 2019), increases in the level of loan balances, changes in our mix of business or otherwise, could require us to increase our provisions for losses and could have a material adverse effect on our results of operations and financial condition.
Interest rate increases could materially adversely affect our earnings.
If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net interest income, could fall. Our interest expense was approximately $3.5 billion for the year ended December 31, 2019. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease to our annual net interest income of approximately $141 million as of December 31, 2019. We expect the rates we pay on our deposits will increase if benchmark interest rates increase. In addition, interest rate changes may affect customer behavior, such as impacting the loan balances Card Members carry on their credit cards or their ability to make payments as higher interest rates lead to higher payment requirements, further impacting our results of operations.
For a further discussion of our interest rate risk, see “Risk Management ― Market Risk Management Process” under “MD&A.”
Uncertainty relating to LIBOR and other reference rates and their potential discontinuance may negatively impact our access to funding and the value of our financial instruments and commercial agreements.
Due to uncertainty surrounding the suitability and sustainability of the London interbank offered rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR by the end of 2021 and the establishment of alternative reference rates. At this time, it is not possible to predict the effect that any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, us, or our financial instruments or commercial agreements that reference LIBOR.
Certain of our financial instruments and commercial agreements contain provisions to replace LIBOR as the benchmark following the occurrence of specified transition events. Such provisions may not be sufficient to trigger a change in the benchmark at all times when LIBOR is no longer representative of market interest rates, or that these events will align with similar events in the market generally or in other parts of the financial markets, such as the derivatives market.
Alternative reference rates are calculated using components different from those used in the calculation of LIBOR and may fluctuate differently than, and not be representative of, LIBOR. In order to compensate for these differences, certain of our financial instruments and commercial agreements allow for a benchmark replacement adjustment. However, there is no assurance that any benchmark replacement adjustment will be sufficient to produce the economic equivalent of LIBOR, either at the benchmark replacement date or over the life of such instruments and agreements.
Uncertainty as to the nature and timing of the potential discontinuance or modification of LIBOR, the replacement of LIBOR with one or more alternative reference rates or other reforms may negatively impact market liquidity, our access to funding required to operate our business and the trading market for our financial instruments. Furthermore, the timing of implementation and use of alternative reference rates and corresponding adjustments or other reforms could be subject to disputes, could cause the interest payable on our outstanding financial instruments and commercial agreements to be materially different than expected and may impact the value of our financial instruments and commercial agreements.
For a further discussion on LIBOR Transition, see “Risk Management ― LIBOR Transition” under “MD&A.”
Adverse financial market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
We need liquidity to pay merchants, operating and other expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. The principal sources of our liquidity are payments from Card Members, proceeds from the issuance of unsecured medium- and long-term notes and asset securitizations and direct and third-party sourced deposits, cash flows from our investment portfolio, cash and cash equivalents, securitized borrowings through our secured borrowing facilities, a committed bank credit facility and the Federal Reserve discount window.
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
During 2019, approximately 25 percent of our total revenues net of interest expense were generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and accordingly the revenue we generate outside the United States is subject to unpredictable fluctuations if the values of other currencies change relative to the U.S. dollar (including as a result of Brexit), which could have a material adverse effect on our results of operations.
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
Our U.S. bank subsidiary, AENB, accepts deposits directly from consumers through American Express Personal Savings, as well as from individuals through third-party brokerage networks, and uses the proceeds as a source of funding. As of December 31, 2019, we had approximately $72.4 billion in total U.S. retail deposits, of which a significant amount had been raised through third-party brokerage networks. We face strong and increasing competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
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
The value of our investments may be adversely impacted by economic, political or market conditions.
Market risk includes the loss in value of portfolios and financial instruments due to adverse changes in market variables, which could negatively impact our financial condition. We held approximately $8.4 billion of investment securities as of December 31, 2019. In the event that actual default rates of these investment securities were to significantly change from historical patterns due to economic conditions or otherwise, it could have a material adverse impact on the value of our investment portfolio, potentially resulting in impairment charges. Defaults or economic disruptions, even in countries or territories in which we do not have material investment exposure, conduct business or have operations, could adversely affect us.

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
Other owned or leased principal locations include American Express offices in Sunrise, Florida, Phoenix, Arizona, Salt Lake City, Utah, Mexico City, Mexico, Sydney, Australia, Singapore, Gurgaon, India, Manila, Philippines, and Brighton, England; the American Express data centers in Phoenix, Arizona and Greensboro, North Carolina; the headquarters for American Express Services Europe Limited in London, England; the headquarters for American Express Europe, S.A. in Madrid, Spain; and the Amex Bank of Canada and Amex Canada Inc. headquarters in Toronto, Ontario, Canada.
Generally, we lease the premises we occupy in other locations. We believe the facilities we own or occupy suit our needs and are well maintained.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12 to our “Consolidated Financial Statements,” which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2019, we had 19,974 common shareholders of record. You can find dividend information concerning our common stock in Note 26 to our “Consolidated Financial Statements.” For information on dividend restrictions, see “Dividends and Other Capital Distributions” under “Supervision and Regulation” and Note 22 to our “Consolidated Financial Statements.” You can find information on securities authorized for issuance under our equity compensation plans under the caption “Executive Compensation — Equity Compensation Plans” to be contained in our definitive 2020 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on May 5, 2020. The information to be found under such caption is incorporated herein by reference. Our definitive 2020 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2020 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).
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
The following graph compares the cumulative total shareholder return on our common shares with the total return on the S&P 500 Index and the S&P Financial Index for the last five years. It shows the growth of a $100 investment on December 31, 2014, including the reinvestment of all dividends.

Year-end Data	2014	2015	2016	2017	2018	2019
American Express	$100.00	$75.78	$82.28	$112.07	$109.12	$144.60
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
S&P Financial Index	$100.00	$98.44	$120.83	$147.58	$128.33	$169.52

(b) Not applicable.
(c) Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019
Repurchase program(a)	5,039,911	$115.67	5,039,911	114,960,089
Employee transactions(b)	27	$116.80	N/A	N/A
November 1-30, 2019
Repurchase program(a)	2,226,779	$120.74	2,226,779	112,733,310
Employee transactions(b)	3,205	$118.07	N/A	N/A
December 1-31, 2019
Repurchase program(a)	3,338,428	$122.26	3,338,428	109,394,882
Employee transactions(b)	—	$—	N/A	N/A
Total
Repurchase program(a)	10,605,118	$118.81	10,605,118	109,394,882
Employee transactions(b)	3,232	$118.06	N/A	N/A
(a)On September 23, 2019, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date. See “MD&A – Consolidated Capital Resources and Liquidity” for additional information regarding share repurchases.
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

ITEM 6. SELECTED FINANCIAL DATA

	2019	2018	2017	2016	2015(a)
Operating Results ($ in Millions)
Total revenues net of interest expense	$43,556	$40,338	$36,878	$35,438	$32,818
Provisions for losses(b)	3,573	3,352	2,760	2,027	1,988
Expenses(b)	31,554	28,864	26,693	25,369	22,892
Pretax income	8,429	8,122	7,425	8,042	7,938
Income tax provision	1,670	1,201	4,677	2,667	2,775
Net income	6,759	$6,921	$2,748	$5,375	$5,163
Return on average equity(c)	29.6%	33.5%	13.2%	25.8%	24.0%
Return on average assets(c)	3.5%	3.8%	1.6%	3.4%	3.3%
Balance Sheet ($ in Millions)
Cash and cash equivalents	$23,932	$27,445	$32,927	$25,208	$22,762
Card Member loans and receivables HFS(b)	—	—	—	—	14,992
Card Member receivables, net	56,794	55,320	53,526	46,841	43,671
Loans, net	89,624	83,396	74,300	65,461	58,799
Investment securities	8,406	4,647	3,159	3,157	3,759
Total assets	198,321	188,602	181,196	158,917	161,184
Customer deposits	73,287	69,960	64,452	53,042	54,997
Short-term borrowings	6,442	3,100	3,278	5,581	4,812
Long-term debt	57,835	58,423	55,804	46,990	48,061
Shareholders’ equity	$23,071	$22,290	$18,261	$20,523	$20,673
Average shareholders' equity to average total assets ratio	11.7%	11.3%	12.5%	13.2%	13.5%
Common Share Statistics(d)
Earnings per share:
Net income attributable to common shareholders:(e)
Basic	$8.00	$7.93	$3.00	$5.63	$5.07
Diluted	7.99	7.91	2.99	5.61	5.05
Cash dividends declared per common share	1.64	$1.48	$1.34	$1.22	$1.13
Dividend payout ratio(f)	20.5%	18.7%	44.7%	21.7%	22.3%
Book value per common share	26.51	$24.45	$19.42	$20.95	$19.71
Average common shares outstanding (millions):
Basic	828	856	883	933	999
Diluted	830	859	886	935	1,003
Shares outstanding at period end (millions)	810	847	859	904	969
Other Statistics
Number of colleagues at period end (thousands):
United States	23	21	20	21	21
Outside the United States	41	38	35	35	34
Total	64	59	55	56	55
Number of shareholders of record	19,974	21,078	22,262	23,572	24,704
(a)2015 amounts were not restated in conjunction with the adoption of the new revenue recognition standard.
(b)Beginning December 1, 2015 through to the sale completion dates in the first half of 2016, Card Member loans and receivables related to our cobrand partnerships with JetBlue Airways Corporation and Costco Wholesale Corporation in the United States were held for sale on the Consolidated Balance Sheets and credit costs were reported in Expenses through a valuation allowance adjustment and not reflected in Provisions for losses.
(c)Return on average equity and return on average assets are calculated by dividing one-year period of net income by one-year average of total shareholders’ equity or total assets, respectively.
(d)Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP.
(e)Represents net income, less earnings allocated to participating share awards and dividends on preferred shares.
(f)Calculated on year’s dividends declared per common share as a percentage of the year’s net income available per common share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
EXECUTIVE OVERVIEW
BUSINESS INTRODUCTION
We are a globally integrated payments company with three reportable operating segments: Global Consumer Services Group (GCSG), Global Commercial Services (GCS) and Global Merchant and Network Services (GMNS). Corporate functions and certain other businesses and operations are included in Corporate & Other.
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
Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party vendors and business partners, direct mail, telephone, in-house sales teams, and direct response advertising. Business travel-related services are offered through our non-consolidated joint venture, American Express Global Business Travel (the GBT JV).
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
•Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, travel commissions and fees, service fees earned from merchants, and Membership Rewards program fees; and
•Other revenue, primarily represents revenues arising from contracts with partners of our GNS business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, earnings from equity method investments (including the GBT JV), ancillary merchant-related fees, insurance premiums earned from Card Members, and prepaid card and Travelers Cheque-related revenue.

FINANCIAL HIGHLIGHTS
For 2019, we reported net income of $6.8 billion and diluted earnings per share of $7.99. This compared to $6.9 billion of net income and $7.91 diluted earnings per share for 2018.
2019 results included:
•a $0.21 per share impact of a litigation-related charge in the first quarter.
2018 results included:
•a $0.58 per share impact of certain discrete tax benefits in the fourth quarter.
NON-GAAP MEASURES
We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP). However, certain information included within this report constitutes non-GAAP financial measures. Our calculations of non-GAAP financial measures may differ from the calculations of similarly titled measures by other companies.
BUSINESS ENVIRONMENT
Our results for 2019 continued the steady, consistent performance that we have delivered over the past two years. These results reflect our strategy of investing in share, scale and relevance and demonstrate our success in executing against our four strategic imperatives. We continued to invest in new card acquisitions, new services and Card Member benefits, refreshing and launching new products, and expanding our merchant network. During the year, we returned $5.9 billion of capital to our shareholders through our share buyback program and an increase in our dividend, while maintaining strong capital ratios.
Our worldwide billed business increased 5 percent over the prior year and worldwide proprietary billings, which comprised 86% of our total billings, grew 7 percent, led by consumers. After adjusting for foreign currency exchange (FX) rates, worldwide proprietary billed business increased 8 percent over the prior year, with international proprietary billings growing 13 percent.1 This spending occurred against the backdrop of an economy that grew at a more modest pace relative to 2018. U.S. Consumer proprietary billed business grew at 7 percent reflecting continued strong acquisition performance and solid underlying spend growth from existing customers. International proprietary consumer growth remained in double digits on an FX-adjusted basis. We also saw 6 percent growth from our commercial customers, driven by steady acquisition and retention of U.S. small and mid-sized enterprise (SME) customers and strong growth in international SME customers. GNS billed business declined 6 percent (2 percent on an FX-adjusted basis) as we exited the network business in Europe and Australia due to certain regulatory changes; excluding the billings from those geographies, GNS billed business grew 5 percent year-over-year on an FX-adjusted basis.1
Revenues net of interest expense increased 8 percent (9 percent on an FX-adjusted basis), driven by a well-balanced mix of growth in card fees, Card Member spending and net interest income.1 The fourth quarter of 2019 was the tenth consecutive quarter with FX-adjusted revenue growth of 8 percent or better.1 Card fees continue to be our fastest growing revenue line, with an increase of 17 percent year-over-year reflecting our approach of enhancing the value of our premium products to drive higher customer engagement. Discount revenue increased 6 percent year-over-year primarily driven by the previously mentioned billings growth. Net interest income grew at 12 percent year-over-year, driven by growth in loans and net yield, reflecting continued positive impacts from mix and pricing initiatives.
Card Member loans grew 7 percent year-over-year, as we continued to expand our lending relationships with existing customers and acquired new Card Members. Provisions for losses increased 7 percent, driven by a modest increase in net write-offs, which reflects the impact of our lending strategy, as well as the relatively stable economy and low unemployment rate.
Spending on customer engagement (the aggregate of rewards, Card Member services, and marketing and business development expenses) increased 10 percent year-over-year with growth across all categories. Increases in rewards and Card Member services reflected the growth in proprietary billings and continued investment and usage across many of our premium travel-related benefits. Card Member services costs continue to be our fastest growing expense category, as it includes the costs of many components of our differentiated value propositions that support strong Card Member acquisition and engagement. Marketing and business development expense grew due to continued investments in our partnerships, including the impact of the renewal of our relationship with Delta Air Lines earlier in 2019, and higher corporate client incentives. Operating expenses increased 8 percent year-over-year, reflecting investments we are making across our business and the litigation-related charge in the first quarter of 2019.
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

We continue to see attractive growth opportunities across our businesses and plan to invest to take advantage of them in order to generate and sustain a strong level of revenue growth, which we believe is the foundation for steady and consistent double-digit EPS growth. While we continue to see some headwinds in the environment, including from economic and geopolitical uncertainty, regulation in countries around the world and intense competition, we remain focused on delivering differentiated value to our merchants, Card Members and business partners and delivering appropriate returns to our shareholders.
See “Supervision and Regulation” in “Business” for information on legislative and regulatory changes that could have a material adverse effect on our results of operations and financial condition and “Risk Factors” for information on the potential impacts of economic, geopolitical and competitive conditions and certain litigation and regulatory matters on our business.
CONSOLIDATED RESULTS OF OPERATIONS
The discussions in the “Financial Highlights”, “Consolidated Results of Operations” and “Business Segment Results” provide commentary on the variances for the year ended December 31, 2019 compared to the year ended December 31, 2018, as presented in the accompanying tables. For a discussion of the financial condition and results of operations for 2018 compared to 2017, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019.
TABLE 1: SUMMARY OF FINANCIAL PERFORMANCE

Years Ended December 31,				Change		Change
(Millions, except percentages and per share amounts)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Total revenues net of interest expense	$43,556	$40,338	$36,878	$3,218	8%	$3,460	9%
Provisions for losses	3,573	3,352	2,760	221	7	592	21
Expenses	31,554	28,864	26,693	2,690	9	2,171	8
Pretax income	8,429	8,122	7,425	307	4	697	9
Income tax provision	1,670	1,201	4,677	469	39	(3,476)	(74)
Net income	6,759	6,921	2,748	(162)	(2)	4,173	#
Earnings per common share — diluted(a)	$7.99	$7.91	$2.99	$0.08	1%	$4.92	# %
Return on average equity(b)	29.6%	33.5%	13.2%
Effective tax rate (ETR)	19.8%	14.8%	63.0%
Adjustments to ETR(c)		6.1%	(34.7)%
Adjusted ETR(c)		20.9%	28.3%
# Denotes a variance greater than 100 percent
(a)Represents net income, less (i) earnings allocated to participating share awards of $47 million, $54 million and $21 million for the years ended December 31, 2019, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $81 million, $80 million and $81 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(b)Return on average equity (ROE) is computed by dividing (i) one-year period net income ($6.8 billion, $6.9 billion and $2.7 billion for 2019, 2018 and 2017, respectively) by (ii) one-year average total shareholders’ equity ($22.8 billion, $20.7 billion and $20.9 billion for 2019, 2018 and 2017, respectively).
(c)The adjusted ETRs for 2018 and 2017 are non-GAAP measures. The 2018 adjusted ETR excludes a benefit of $496 million relating to changes in the tax method of accounting for certain expenses, the resolution of certain prior years’ tax audits, and a final adjustment to our 2017 provisional tax charge related to the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act). The 2017 adjusted ETR excludes the $2.6 billion charge related to the Tax Act. Management believes the adjusted ETRs are useful in evaluating our tax rates in comparison with the other presented periods. Refer to Note 20 of the “Consolidated Financial Statements” for additional information.
TABLE 2: TOTAL REVENUES NET OF INTEREST EXPENSE SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Discount revenue	$26,167	$24,721	$22,890	$1,446	6%	$1,831	8%
Net card fees	4,042	3,441	3,090	601	17	351	11
Other fees and commissions	3,297	3,153	2,990	144	5	163	5
Other	1,430	1,360	1,457	70	5	(97)	(7)
Total non-interest revenues	34,936	32,675	30,427	2,261	7	2,248	7
Total interest income	12,084	10,606	8,563	1,478	14	2,043	24
Total interest expense	3,464	2,943	2,112	521	18	831	39
Net interest income	8,620	7,663	6,451	957	12	1,212	19
Total revenues net of interest expense	$43,556	$40,338	$36,878	$3,218	8%	$3,460	9%

TOTAL REVENUES NET OF INTEREST EXPENSE
Discount revenue increased, primarily due to growth in billed business. U.S. billed business increased 6 percent and non-U.S. billed business increased 2 percent. See Tables 5 and 6 for more details on billed business performance. The average discount rate remained flat at 2.37 percent for both 2019 and 2018.
Net card fees increased, primarily driven by growth in the Platinum, Delta and Gold portfolios, as well as growth in certain key international countries.
Other fees and commissions increased, primarily driven by growth in foreign exchange conversion revenue and delinquency fees.
Other revenues increased, primarily due to higher revenues related to the GBT JV and a modification of one of our GNS arrangements, partially offset by lower revenue earned on cross-border Card Member spending.
Interest income increased, primarily reflecting higher average Card Member loans and higher yields.
Interest expense increased, driven by higher cost of funds, average long-term debt and average deposits.
TABLE 3: PROVISIONS FOR LOSSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Charge card	$963	$937	$795	$26	3%	$142	18%
Card Member loans	2,462	2,266	1,868	196	9	398	21
Other	148	149	97	(1)	(1)	52	54
Total provisions for losses	$3,573	$3,352	$2,760	$221	7%	$592	21%
PROVISIONS FOR LOSSES
Charge card provision for losses increased, primarily due to growth in receivables and higher net write-offs in the consumer and small business portfolios, partially offset by lower net write-offs in the corporate portfolio.
Card Member loans provision for losses increased, driven by higher net write-offs, partially offset by a lower reserve build due to slower loan growth.
See Note 1 to our "Consolidated Financial Statements" for information about the implementation and expected impact of new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, and the new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology. Following the adoption, the future effects of CECL on our provisions for losses will ultimately be dependent on a number of internal and external factors. Assuming no change in the growth in Card Member loans, current macroeconomic conditions, and portfolio quality, we estimate our provisions for losses will likely be higher under CECL and may result in more quarter-to-quarter fluctuations relative to the current accounting methodology.

TABLE 4: EXPENSES SUMMARY

Years Ended December 31,				Change		Change
(Millions, except percentages)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Marketing and business development	$7,114	$6,470	$5,722	$644	10%	$748	13%
Card Member rewards	10,439	9,696	8,687	743	8	1,009	12
Card Member services	2,222	1,777	1,392	445	25	385	28
Total marketing, business development, rewards and Card Member services	19,775	17,943	15,801	1,832	10	2,142	14
Salaries and employee benefits	5,911	5,250	5,258	661	13	(8)	—
Other, net	5,868	5,671	5,634	197	3	37	1
Total expenses	$31,554	$28,864	$26,693	$2,690	9%	$2,171	8%
EXPENSES
Marketing and business development expense increased, primarily due to continued investments in partnerships (including as a result of the recent renewal of our cobrand relationship with Delta Air Lines), increased network partner payments and increased corporate client incentives driven by higher volumes, partially offset by higher marketing costs in the prior year with the launch of our new global brand campaign.
Card Member rewards expense increased, primarily driven by increases in Membership Rewards and cash back rewards expenses of $505 million and cobrand rewards expense of $238 million, both of which were primarily driven by higher spending volumes.
The Membership Rewards Ultimate Redemption Rate for current program participants at both December 31, 2019 and 2018 was 96 percent (rounded up).
Card Member services expense increased, primarily driven by higher usage of travel-related benefits.
Salaries and employee benefits expense increased, reflecting higher payroll costs, higher restructuring charges and higher incentive and deferred compensation.
Other expenses increased, primarily driven by lower unrealized gains on certain equity investments, higher technology costs and litigation-related expenses, partially offset by non-income tax-related benefits and a prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business.
INCOME TAXES
The effective tax rate for 2019 was 19.8 percent. The effective tax rate for 2018 was 14.8 percent, and reflects a benefit of $496 million relating to changes in the tax method of accounting for certain expenses, the resolution of certain prior years’ tax audits and an adjustment to the 2017 provisional tax charge related to the Tax Act.
The tax rates in both periods reflect the level of pretax income in relation to recurring permanent tax benefits and the geographic mix of business.
TABLE 5: SELECTED CARD-RELATED STATISTICAL INFORMATION

				Change	Change
Years Ended December 31,	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Billed business: (billions)
U.S.	$827.7	$777.6	$708.3	6%	10%
Outside the U.S.	413.1	406.4	376.9	2	8
Total	$1,240.8	$1,184.0	$1,085.2	5	9
Proprietary	$1,070.5	$1,002.6	$900.6	7	11
GNS	170.3	181.4	184.6	(6)	(2)
Total	$1,240.8	$1,184.0	$1,085.2	5	9
Cards-in-force: (millions)
U.S.	54.7	53.7	50.0	2	7
Outside the U.S.	59.7	60.3	62.8	(1)	(4)
Total	114.4	114.0	112.8	—	1
Proprietary	70.3	69.1	64.6	2	7
GNS	44.1	44.9	48.2	(2)	(7)
Total	114.4	114.0	112.8	—	1
Basic cards-in-force: (millions)
U.S.	43.0	42.3	39.4	2	7
Outside the U.S.	50.0	50.3	52.2	(1)	(4)
Total	93.0	92.6	91.6	—	1
Average proprietary basic Card Member spending: (dollars)
U.S.	$21,515	$20,840	$20,317	3	3
Outside the U.S.	$16,351	$15,756	$14,277	4	10
Worldwide Average	$19,972	$19,340	$18,519	3	4
Average discount rate	2.37%	2.37%	2.40%
Average fee per card (dollars)(a)	$58	$51	$49	14%	4%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

TABLE 6: BILLED BUSINESS GROWTH

	2019		2018
	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)	Percentage Increase (Decrease)	Percentage Increase (Decrease) Assuming No Changes in FX Rates(a)
Worldwide
Proprietary
Proprietary consumer	8%	9%	12%	12%
Proprietary commercial	6	6	11	11
Total Proprietary	7	8	11	11
GNS	(6)	(2)	(2)	(1)
Worldwide Total	5	6	9	9
Airline-related volume (8% of Worldwide Total for both 2019 and 2018)	1	3	8	7

U.S.
Proprietary
Proprietary consumer	7		10
Proprietary commercial	5		10
Total Proprietary	6		10
U.S. Total	6		10
T&E-related volume (25% of U.S. Total for both 2019 and 2018)	6		8
Non-T&E-related volume (75% of U.S. Total for both 2019 and 2018)	6		10
Airline-related volume (7% of U.S. Total for both 2019 and 2018)	4		8

Outside the U.S.
Proprietary
Proprietary consumer	10	14	17	17
Proprietary commercial	7	11	16	16
Total Proprietary	9	13	17	17
Outside the U.S. Total	2	6	8	8
Japan, Asia Pacific & Australia	1	5	8	7
Latin America & Canada	4	10	4	11
Europe, the Middle East & Africa	1%	5%	10%	8%
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding prior-year period against which such results are being compared).

TABLE 7: SELECTED CREDIT-RELATED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Worldwide Card Member loans
Card Member loans: (billions)
U.S.	$76.0	$72.0	$64.5	6%	12%
Outside the U.S.	11.4	9.9	8.9	15	11
Total	$87.4	$81.9	$73.4	7	12
Loss reserves:
Beginning balance	$2,134	$1,706	$1,223	25	39
Provisions - principal, interest and fees	2,462	2,266	1,868	9	21
Net write-offs — principal less recoveries	(1,860)	(1,539)	(1,181)	21	30
Net write-offs — interest and fees less recoveries	(375)	(304)	(227)	23	34
Other (a)	22	5	23	#	(78)
Ending balance	$2,383	$2,134	$1,706	12	25
Ending reserves — principal	$2,252	$2,028	$1,622	11	25
Ending reserves — interest and fees	$131	$106	$84	24	26
% of loans	2.7%	2.6%	2.3%
% of past due	177%	182%	177%
Average loans (billions)	$82.8	$75.8	$66.7	9	14
Net write-off rate — principal only (b)	2.2%	2.0%	1.8%
Net write-off rate — principal, interest and fees (b)	2.7%	2.4%	2.1%
30+ days past due as a % of total (b)	1.5%	1.4%	1.3%

Worldwide Card Member receivables
Card Member receivables: (billions)
U.S.	$39.0	$39.0	$37.6	—	4
Outside the U.S.	18.4	16.9	16.4	9	3
Total	$57.4	$55.9	$54.0	3	4
Loss reserves:
Beginning balance	$573	$521	$467	10	12
Provisions - principal and fees	963	937	795	3	18
Net write-offs - principal and fees less recoveries	(900)	(859)	(736)	5	17
Other (a)	(17)	(26)	(5)	(35)	#
Ending balance	$619	$573	$521	8%	10%
% of receivables	1.1%	1.0%	1.0%
Net write-off rate — principal only (b)	1.8%	1.7%	1.6%
Net write-off rate — principal and fees (b)	2.0%	1.8%	1.7%
30+ days past due as a % of total (b)	1.4%	1.4%	1.4%
Net loss ratio as a % of charge volume — GCP (c)	0.08%	0.11%	0.10%
90+ days past billing as a % of total — GCP (c)	0.8%	0.7%	0.9%
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

TABLE 8: NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

Years Ended December 31,
(Millions, except percentages and where indicated)	2019	2018	2017
Net interest income	$8,620	$7,663	$6,451
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	1,732	1,456	1,149
Interest income not attributable to our Card Member loan portfolio (b)	(1,226)	(1,010)	(637)
Adjusted net interest income (c)	$9,126	$8,109	$6,963
Average Card Member loans (billions)	$82.8	$75.8	$66.7
Net interest income divided by average Card Member loans (c)	10.4%	10.1%	9.7%
Net interest yield on average Card Member loans (c)	11.0%	10.7%	10.4%
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

BUSINESS SEGMENT RESULTS OF OPERATIONS
We consider a combination of factors when evaluating the composition of our reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, product distribution channels, geographic considerations (primarily United States versus outside the United States) and regulatory considerations. Refer to Note 24 to the “Consolidated Financial Statements” and Part I, Item 1. “Business” for additional discussion of products and services that comprise each segment.
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
EXPENSES
Marketing and business development expense is included in each segment based on the actual expenses incurred. Global brand advertising is primarily reflected in Corporate & Other and may be allocated to the segments based on the actual expenses incurred. Rewards and Card Member services expenses are included in each segment based on the actual expenses incurred.
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

GLOBAL CONSUMER SERVICES GROUP
TABLE 9: GCSG SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues
Non-interest revenues	$15,972	$14,675	$13,378	$1,297	9%	$1,297	10%
Interest income	9,413	8,323	6,789	1,090	13	1,534	23
Interest expense	1,806	1,542	1,047	264	17	495	47
Net interest income	7,607	6,781	5,742	826	12	1,039	18
Total revenues net of interest expense	23,579	21,456	19,120	2,123	10	2,336	12
Provisions for losses	2,636	2,430	1,996	206	8	434	22
Total revenues net of interest expense after provisions for losses	20,943	19,026	17,124	1,917	10	1,902	11
Expenses
Marketing, business development, rewards and Card Member services	12,023	10,774	9,233	1,249	12	1,541	17
Salaries and employee benefits and other operating expenses	4,896	4,538	4,246	358	8	292	7
Total expenses	16,919	15,312	13,479	1,607	10	1,833	14
Pretax segment income	4,024	3,714	3,645	310	8	69	2
Income tax provision	762	637	1,053	125	20	(416)	(40)
Segment income	$3,262	$3,077	$2,592	$185	6%	$485	19%
Effective tax rate	18.9%	17.2%	28.9%
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by discount revenue and net card fees. Discount revenue increased 8 percent reflecting a corresponding increase in proprietary consumer billed business. See Tables 5, 6 and 10 for more details on billed business performance. The increase in proprietary consumer billed business reflected higher average spend per card and higher cards-in-force. Net card fees increased 19 percent, driven primarily by growth in the Delta, Platinum and Gold portfolios, as well as growth in certain key international countries.
Net interest income increased, primarily driven by growth in average Card Member loans and higher yields, partially offset by higher cost of funds.
PROVISIONS FOR LOSSES
Provisions for losses increased, primarily driven by higher net write-offs, partially offset by a lower reserve build in Card Member loans due to slower loan growth.
Refer to Table 10 for the Card Member loan and receivable write-off rates for 2019 and 2018.
EXPENSES
Marketing, business development, rewards and Card Member services expenses increased across all expense categories. The increase in Card Member rewards expense was primarily driven by higher proprietary and cobrand spending volumes. The increase in Card Member services expense was primarily driven by higher usage of travel-related benefits. The increase in marketing and business development expenses was primarily due to higher cobrand partner payments.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher technology and other servicing-related costs, and increased payroll costs, partially offset by non-income tax-related benefits.

TABLE 10: GCSG SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Proprietary billed business: (billions)
U.S.	$398.8	$371.1	$336.9	7%	10%
Outside the U.S.	154.0	140.3	119.8	10	17
Total	$552.8	$511.4	$456.7	8	12
Proprietary cards-in-force:
U.S.	37.9	37.7	34.9	1	8
Outside the U.S.	17.5	16.8	15.8	4	6
Total	55.4	54.5	50.7	2	7
Proprietary basic cards-in-force:
U.S.	26.9	27.0	25.0	—	8
Outside the U.S.	12.1	11.6	10.9	4	6
Total	39.0	38.6	35.9	1	8
Average proprietary basic Card Member spending: (dollars)
U.S.	$14,801	$14,161	$13,950	5	2
Outside the U.S.	$12,884	$12,348	$11,225	4	10
Average	$14,212	$13,613	$13,115	4	4
Total segment assets (billions)(a)	$106.3	$102.4	$94.9	4	8
Card Member loans:
Total loans (billions)
U.S.	$62.4	$59.9	$53.7	4	12
Outside the U.S.	10.9	9.6	8.6	14	12
Total	$73.3	$69.5	$62.3	5	12
Average loans (billions)
U.S.	$59.4	$55.1	$49.0	8	12
Outside the U.S.	10.0	8.9	7.4	12	20
Total	$69.4	$64.0	$56.4	8%	13%

U.S.
Net write-off rate — principal only (b)	2.3%	2.1%	1.8%
Net write-off rate — principal, interest and fees (b)	2.8%	2.5%	2.1%
30+ days past due as a % of total	1.6%	1.4%	1.3%
Outside the U.S.
Net write-off rate — principal only (b)	2.4%	2.1%	2.1%
Net write-off rate — principal, interest and fees (b)	2.9%	2.6%	2.5%
30+ days past due as a % of total	1.8%	1.6%	1.4%
Total
Net write-off rate — principal only (b)	2.3%	2.1%	1.8%
Net write-off rate — principal, interest and fees (b)	2.8%	2.5%	2.2%
30+ days past due as a % of total	1.6%	1.5%	1.3%

				Change	Change
(Millions, except percentages and where indicated)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Card Member receivables: (billions)
U.S.	$14.2	$13.7	$13.1	4%	5%
Outside the U.S.	8.6	7.8	7.8	10	—
Total receivables	$22.8	$21.5	$20.9	6%	3%

U.S.
Net write-off rate — principal only (b)	1.4%	1.3%	1.3%
Net write-off rate — principal and fees (b)	1.6%	1.5%	1.4%
30+ days past due as a % of total	1.2%	1.1%	1.1%
Outside the U.S.
Net write-off rate — principal only (b)	2.2%	2.1%	2.0%
Net write-off rate — principal and fees (b)	2.4%	2.3%	2.1%
30+ days past due as a % of total	1.3%	1.3%	1.3%
Total
Net write-off rate — principal only (b)	1.7%	1.6%	1.5%
Net write-off rate — principal and fees (b)	1.9%	1.8%	1.7%
30+ days past due as a % of total	1.2%	1.2%	1.2%
(a) During 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other. Prior period amounts have been revised to conform to the current period presentation.
(b) Refer to Table 7 footnote (b).

TABLE 11: GCSG NET INTEREST YIELD ON AVERAGE CARD MEMBER LOANS

As of or for the Years Ended December 31,
(Millions, except percentages and where indicated)	2019	2018	2017
U.S.
Net interest income	$6,557	$5,895	$4,961
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	257	202	164
Interest income not attributable to our Card Member loan portfolio(b)	(219)	(178)	(101)
Adjusted net interest income(c)	$6,595	$5,919	$5,024
Average Card Member loans (billions)	$59.4	$55.1	$48.9
Net interest income divided by average Card Member loans(c)	11.0%	10.7%	10.1%
Net interest yield on average Card Member loans(c)	11.1%	10.7%	10.3%
Outside the U.S.
Net interest income	$1,050	$886	$781
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	85	70	54
Interest income not attributable to our Card Member loan portfolio(b)	(15)	(8)	(8)
Adjusted net interest income(c)	$1,120	$948	$827
Average Card Member loans (billions)	$10.0	$8.9	$7.4
Net interest income divided by average Card Member loans(c)	10.5%	10.0%	10.6%
Net interest yield on average Card Member loans(c)	11.2%	10.6%	11.1%
Total
Net interest income	$7,607	$6,781	$5,742
Exclude:
Interest expense not attributable to our Card Member loan portfolio(a)	342	272	218
Interest income not attributable to our Card Member loan portfolio(b)	(234)	(186)	(110)
Adjusted net interest income(c)	$7,715	$6,867	$5,850
Average Card Member loans (billions)	$69.4	$64.0	$56.4
Net interest income divided by average Card Member loans(c)	11.0%	10.6%	10.2%
Net interest yield on average Card Member loans(c)	11.1%	10.7%	10.4%
(a)Refer to Table 8 footnote (a).
(b)Refer to Table 8 footnote (b).
(c)Refer to Table 8 footnote (c).

GLOBAL COMMERCIAL SERVICES
TABLE 12: GCS SELECTED INCOME STATEMENT DATA

Years Ended December 31,				Change		Change
(Millions, except percentages)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues
Non-interest revenues	$12,623	$11,882	$10,942	$741	6%	$940	9%
Interest income	1,900	1,621	1,361	279	17	260	19
Interest expense	995	827	595	168	20	232	39
Net interest income	905	794	766	111	14	28	4
Total revenues net of interest expense	13,528	12,676	11,708	852	7	968	8
Provisions for losses	917	899	743	18	2	156	21
Total revenues net of interest expense after provisions for losses	12,611	11,777	10,965	834	7	812	7
Expenses
Marketing, business development, rewards and Card Member services	6,241	5,853	5,311	388	7	542	10
Salaries and employee benefits and other operating expenses	3,304	3,029	2,811	275	9	218	8
Total expenses	9,545	8,882	8,122	663	7	760	9
Pretax segment income	3,066	2,895	2,843	171	6	52	2
Income tax provision	590	555	914	35	6	(359)	(39)
Segment income	$2,476	$2,340	$1,929	$136	6%	$411	21%
Effective tax rate	19.2%	19.2%	32.1%
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by higher discount revenue, which increased 6 percent, reflecting growth in billed business from small and medium sized businesses, and higher net card fees, primarily due to growth in the U.S. small business Platinum portfolio. See Tables 5, 6 and 13 for more details on billed business performance.
Net interest income increased, primarily driven by growth in average Card Member loans, partially offset by higher cost of funds.
PROVISIONS FOR LOSSES
Provisions for losses increased, driven by higher net write-offs in the small business portfolio due to continued portfolio growth, partially offset by lower net write-offs in the corporate portfolio.
EXPENSES
Marketing, business development, rewards and Card Member services expenses increased, primarily driven by increases in Card Member rewards expense and marketing and business development expense, which primarily reflected higher spending volumes and increased corporate client incentives.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher technology and other servicing-related costs, and higher payroll costs.

TABLE 13: GCS SELECTED STATISTICAL INFORMATION

As of or for the Years Ended December 31,				Change	Change
(Millions, except percentages and where indicated)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Proprietary billed business (billions)	$513.3	$486.2	$438.1	6%	11%
Proprietary cards-in-force	14.9	14.5	14.0	3	4
Average Card Member spending (dollars)	$34,905	$34,058	$31,729	2	7
Total segment assets (billions)(a)	$52.8	$51.3	$48.5	3	6
Card Member loans (billions)	$14.1	$12.4	$11.1	14	12
Card Member receivables (billions)	$34.6	$34.4	$33.1	1	4
GSBS Card Member loans:(b)
Total loans (billions)	$14.1	$12.4	$11.0	14	13
Average loans (billions)	$13.3	$11.7	$10.3	14%	14%
Net write-off rate - principal only(c)	1.9%	1.7%	1.6%
Net write-off rate - principal, interest and fees(c)	2.2%	2.0%	1.9%
30+ days past due as a % of total	1.3%	1.3%	1.2%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$905	$794	$766
Exclude:
Interest expense not attributable to our Card Member loan portfolio(d)	727	609	461
Interest income not attributable to our Card Member loan portfolio(e)	(221)	(161)	(114)
Adjusted net interest income(f)	$1,411	$1,242	$1,113
Average Card Member loans (billions)	$13.4	$11.8	$10.3
Net interest income divided by average Card Member loans(f)	6.8%	6.7%	7.4%
Net interest yield on average Card Member loans(f)	10.5%	10.5%	10.8%
GCP Card Member receivables:
Total receivables (billions)	$17.2	$17.7	$17.0	(3)%	4%
90+ days past billing as a % of total(g)	0.8%	0.7%	0.9%
Net loss ratio (as a % of charge volume)(g)	0.08%	0.11%	0.10%
GSBS Card Member receivables:
Total receivables (billions)	$17.4	$16.7	$16.1	4%	4%
Net write-off rate - principal only(c)	1.9%	1.7%	1.6%
Net write-off rate - principal and fees(c)	2.1%	2.0%	1.8%
30+ days past due as a % of total	1.7%	1.6%	1.6%
(a)During 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other. Prior period amounts have been revised to conform to the current period presentation.
(b)Effective July 1, 2017, GSBS loans and associated metrics reflect worldwide small business services loans. Prior to July 1, 2017, due to certain system limitations, small business services loans outside the U.S. and associated credit metrics are reflected within GCSG, and were not significant to either GCSG or GCS.
(c)Refer to Table 7 footnote (b).
(d)Refer to Table 8 footnote (a).
(e)Refer to Table 8 footnote (b).
(f)Refer to Table 8 footnote (c).
(g)Refer to Table 7 footnote (c).

GLOBAL MERCHANT AND NETWORK SERVICES
TABLE 14: GMNS SELECTED INCOME STATEMENT AND OTHER DATA

Years Ended December 31,				Change		Change
(Millions, except percentages and where indicated)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues
Non-interest revenues	$6,252	$6,069	$6,025	$183	3%	$44	1%
Interest income	28	30	42	(2)	(7)	(12)	(29)
Interest expense	(365)	(294)	(188)	(71)	24	(106)	56
Net interest income	393	324	230	69	21	94	41
Total revenues net of interest expense	6,645	6,393	6,255	252	4	138	2
Provisions for losses	20	22	16	(2)	(9)	6	38
Total revenues net of interest expense after provisions for losses	6,625	6,371	6,239	254	4	132	2
Expenses
Marketing, business development, rewards and Card Member services	1,427	1,250	1,227	177	14	23	2
Salaries and employee benefits and other operating expenses	2,050	2,277	2,367	(227)	(10)	(90)	(4)
Total expenses	3,477	3,527	3,594	(50)	(1)	(67)	(2)
Pretax segment income	3,148	2,844	2,645	304	11	199	8
Income tax provision	736	704	857	32	5	(153)	(18)
Segment income	$2,412	$2,140	$1,788	$272	13	$352	20
Effective tax rate	23.4%	24.8%	32.4%

Total segment assets (billions)(a)	$17.5	$15.5	$19.7	$2.0	13%	$(4)	(21)%
(a)During 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other. Prior period amounts have been revised to conform to the current period presentation.
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
TOTAL REVENUES NET OF INTEREST EXPENSE
Non-interest revenues increased, primarily driven by worldwide billed business growth.
Net interest income increased, reflecting a higher interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
EXPENSES
Marketing, business development, rewards and Card Member services expenses increased, primarily driven by marketing and business development expense reflecting increased network issuer expense due to higher U.S. volumes and payments related to the partnership agreement with our prepaid reloadable and gift card program manager, partially offset by lower levels of spending on growth initiatives.
Salaries and employee benefits and other operating expenses decreased, reflecting, in part, lower technology and other service-related costs, and the prior-year loss on a transaction involving the operations of our prepaid reloadable and gift card business.
CORPORATE & OTHER
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net loss was $1.4 billion and $0.6 billion in 2019 and 2018, respectively. The increase in the net loss in 2019 compared to 2018 was primarily driven by lower discrete tax benefits, lower unrealized gains on certain equity investments and higher restructuring charges.

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
We report our capital ratios using the Basel III capital definitions and the Basel III standardized approach for calculating risk-weighted assets. The Basel III minimum requirements and the capital conservation buffers have been fully phased in as of January 1, 2019.
As a Category IV firm, we are no longer subject to the Basel III advanced approaches capital requirements. Refer to "Financial Regulatory Reform" under Part I, Item I. "Business ― Supervision and Regulation" for additional details.
The following table presents our regulatory risk-based capital ratios and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB) as of December 31, 2019.
TABLE 15: REGULATORY RISK-BASED CAPITAL AND LEVERAGE RATIOS

	Basel III Minimum	Ratios as of December 31, 2019
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		10.7%
American Express National Bank		13.4
Tier 1	8.5
American Express Company		11.6
American Express National Bank		13.4
Total	10.5
American Express Company		13.2
American Express National Bank		15.4
Tier 1 Leverage	4.0
American Express Company		10.2
American Express National Bank		11.1
Supplementary Leverage Ratio	3.0%
American Express Company		8.8
American Express National Bank		9.3%

TABLE 16: REGULATORY RISK-BASED CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

American Express Company ($ in Billions)	December 31, 2019
Risk-Based Capital
Common Equity Tier 1	$18.1
Tier 1 Capital	19.6
Tier 2 Capital	2.6
Total Capital	22.2

Risk-Weighted Assets	168.5
Average Total Assets to calculate the Tier 1 Leverage Ratio	192.3
Total Leverage Exposure to calculate supplementary leverage ratio	$224.0

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
Tier 1 Risk-Based Capital Ratio — Calculated as Tier 1 capital divided by risk-weighted assets. Tier 1 capital is the sum of CET1, our perpetual preferred stock and third-party non-controlling interests in consolidated subsidiaries, adjusted for capital held by insurance subsidiaries. The minimum requirement for the Tier 1 risk-based capital ratio is 1.5 percent higher than the minimum for the CET1 risk-based capital ratio. We have $1.6 billion of preferred shares outstanding to help address a portion of the Tier 1 capital requirements in excess of common equity requirements.
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets), minority interest that is not included in Tier 1 capital and $480 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $480 million of eligible subordinated notes reflect a 20 percent, or $120 million, reduction of Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
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

In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects upon adopting the CECL model pursuant to new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020. We plan to elect to phase-in the regulatory capital impact of adopting CECL, at 25 percent per year through January 1, 2023. The Federal Reserve also released a statement indicating that it plans to maintain the current framework for calculating credit loss allowances on loans in supervisory stress tests through the 2021 stress test cycle. Refer to Note 1 to the “Consolidated Financial Statements” for further information about CECL.
SHARE REPURCHASES AND DIVIDENDS
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and more than offset the issuance of new shares as part of employee compensation plans.
During the year ended December 31, 2019, we returned $5.9 billion to our shareholders in the form of common stock dividends of $1.4 billion and share repurchases of $4.6 billion. We repurchased 40 million common shares at an average price of $115.50 in 2019. These dividend and share repurchase amounts collectively represent approximately 87 percent of total capital generated during the year.
In addition, during the year ended December 31, 2019, we paid $81 million in dividends on non-cumulative perpetual preferred shares outstanding. For additional information on our preferred shares, refer to Note 16 to the “Consolidated Financial Statements.”
FUNDING STRATEGY
Our principal funding objective is to maintain broad and well-diversified funding sources to allow us to meet our maturing obligations, cost-effectively finance current and future asset growth in our global businesses, as well as to maintain a strong liquidity profile. The diversity of funding sources by type of instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of instrument, maturity or investor. The mix of our funding in any period will seek to achieve cost efficiency consistent with both maintaining diversified sources and achieving our liquidity objectives. While we seek to diversify our funding sources by maintaining scale and relevance in unsecured debt, asset securitizations and deposits, we currently expect that direct deposits, such as the Personal Savings program, will become a larger proportion of our funding over time. Our funding strategy and activities are integrated into our asset-liability management activities. We have in place a funding policy covering American Express Company and all of our subsidiaries.

Our global proprietary card-issuing businesses generate significant assets in both domestic and international Card Member lending and receivable activities. Our financing needs are in large part a consequence of our proprietary card-issuing businesses, and the maintenance of a liquidity position to meet regulatory requirements and support all of our business activities, such as merchant payments. We generally pay merchants for card transactions prior to reimbursement by Card Members and therefore fund the merchant payments during the period Card Member loans and receivables are outstanding. We also have additional financing needs associated with general corporate purposes. Our funding plan to meet these financing needs is in turn driven by, among other factors, our liquidity position, size and mix of business asset growth, choice of funding sources, and our maturing obligations.
FUNDING PROGRAMS AND ACTIVITIES
We meet our funding needs through a variety of sources, including direct and third-party distributed deposits and debt instruments, such as senior unsecured debt, asset securitizations, borrowings through secured borrowing facilities and a committed bank credit facility.
We had the following consolidated debt and customer deposits outstanding as of December 31:
TABLE 17: SUMMARY OF CONSOLIDATED DEBT AND CUSTOMER DEPOSITS

(Billions)	2019	2018
Short-term borrowings	$6.4	$3.1
Long-term debt	57.8	58.4
Total debt	64.2	61.5
Customer deposits	73.3	70.0
Total debt and customer deposits	$137.5	$131.5
We may redeem from time to time certain debt securities within 31 days prior to the original contractual maturity dates in accordance with the optional redemption provisions of those debt securities.

Our funding plan for the full year 2020 includes, among other sources, approximately zero to $3 billion of unsecured term debt issuance and approximately $7 billion to $10 billion of secured term debt issuance. Our annual funding plans can vary due to various risks and uncertainties, such as future business growth, the impact of global economic, political and other events on market capacity, demand for securities offered by us, regulatory changes, ability to securitize and sell receivables, and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond our control.
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
TABLE 18: UNSECURED DEBT RATINGS

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Stable
Moody’s	American Express Travel Related Services Company, Inc.	N/A	A2	Stable
Moody's	American Express Credit Corporation	Prime-1	A2	Stable
Moody’s	American Express National Bank	Prime-1	A3	Stable
Moody's	American Express Company	N/A	A3	Stable
S&P	American Express Travel Related Services Company, Inc.	N/A	A-	Stable
S&P	American Express Credit Corporation and American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable

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
SHORT-TERM FUNDING PROGRAMS
Short-term borrowings, such as commercial paper, are defined as any debt with an original maturity of twelve months or less, as well as interest-bearing overdrafts with banks. Our short-term funding programs are used primarily to fund working capital needs, such as managing seasonal variations in receivables balances. The amount of short-term borrowings issued in the future will depend on our funding strategy, our needs and market conditions. As of December 31, 2019, we had $3.0 billion in commercial paper outstanding and we had an average of $0.3 billion in commercial paper outstanding during 2019. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
DEPOSIT PROGRAMS
We offer deposits within our U.S. bank subsidiary, AENB. These funds are currently insured up to $250,000 per account holder through the FDIC. Our ability to obtain deposit funding and offer competitive interest rates is dependent on the capital level of AENB. We, through AENB, have a Personal Savings program, which is our primary deposit product channel. The direct retail program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers. We also source deposits through third-party distribution channels as needed to meet our overall funding objectives. As of December 31, 2019 we had $73.3 billion in customer deposits. Refer to Note 7 to the “Consolidated Financial Statements” for a further description of these deposits.

LONG-TERM DEBT AND ASSET SECURITIZATION PROGRAMS
As of December 31, 2019, we had $57.8 billion in long-term debt outstanding. During 2019, we and our subsidiaries issued $11.7 billion of unsecured debt and asset-backed securities with maturities ranging from 2 to 7 years. Refer to Note 8 to the “Consolidated Financial Statements” for a further description of these borrowings.
We periodically securitize Card Member loans and receivables arising from our card business, as the securitization market provides us with cost-effective funding. Securitization of Card Member loans and receivables is accomplished through the transfer of those assets to a trust, which in turn issues securities collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to us, through our wholly-owned subsidiaries, as consideration for the transferred assets. Refer to Note 5 to the “Consolidated Financial Statements” for a further description of our asset securitizations.
On February 1, 2020, we removed U.S. consumer and small business Card Member receivables from the American Express Issuance Trust II (the Charge Trust) and substantially replaced them with U.S. corporate Card Member receivables.
Our 2019 long-term debt and asset securitization issuances were as follows:
TABLE 19: DEBT ISSUANCES

(Billions)	2019
American Express Company:
Fixed Rate Senior Notes (weighted-average coupon of 2.92%)	$5.6
Floating Rate Senior Notes (3-month LIBOR plus 62 basis points)	0.9
American Express Credit Account Master Trust:
Fixed Rate Class A Certificates (weighted-average coupon of 2.55%)	4.2
Fixed Rate Class B Certificates (weighted-average coupon of 2.75%)	0.2
Floating Rate Class A Certificates (1-month LIBOR plus 24 basis points)	0.8
Total	$11.7
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
We seek to maintain access to a diverse set of on-balance sheet and off-balance sheet liquidity sources, including cash and other liquid assets, committed bank credit facilities and secured borrowing facilities. Through our U.S. bank subsidiary, AENB, we also hold collateral eligible for use at the Federal Reserve’s discount window.
The amount and type of liquidity resources we maintain can vary over time, based upon the results of stress scenarios required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as additional stress scenarios required under our liquidity risk policy. These stress scenarios possess distinct characteristics, varying by cash flow assumptions, time horizon and qualifying liquidity sources, among other factors. Scenarios under our liquidity risk policy include market-wide, firm-specific and combined liquidity stresses. We consider other factors in determining the amount and type of liquidity we maintain, such as economic and financial market conditions, seasonality in business operations, growth in our businesses, potential acquisitions or dispositions, the cost and availability of alternative liquidity sources and credit rating agency guidelines and requirements.
The investment income we receive on liquidity resources is less than the interest expense on the sources of funding for these balances. The level of future net interest costs to maintain these resources can be substantial, as it depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields.

Securitized Borrowing Capacity
As of December 31, 2019, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the Charge Trust. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of December 31, 2019, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
We had approximately $76.6 billion as of December 31, 2019 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of December 31, 2019 of $3.5 billion, with a maturity date of October 15, 2022. The availability of this credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a certain ratio of combined earnings and fixed charges to fixed charges. As of December 31, 2019 and 2018, we were in compliance with each of our covenants. As of December 31, 2019, no amounts were drawn on the committed credit facility. We may, from time to time, use this facility in the ordinary course of business to fund working capital needs. Any undrawn portion of this facility could serve as backstop for the amount of commercial paper outstanding.
Our committed bank credit facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the credit facility, nor is it dependent on our credit rating.
CASH FLOWS
The following table summarizes our cash flow activity, followed by a discussion of the major drivers impacting operating, investing and financing cash flows.
TABLE 20: CASH FLOWS

(Billions)	2019	2018	2017
Total cash provided by (used in):
Operating activities	$13.6	$8.9	$13.5
Investing activities	(16.7)	(19.6)	(18.2)
Financing activities	(0.5)	5.1	12.2
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	0.2	0.1	0.3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3.4)	$(5.5)	$7.8
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
The increase in net cash provided by operating activities was primarily driven by the amount and timing of payments of accounts payable and other liabilities.

Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member receivables and loans, as well as changes in our available-for-sale investment securities portfolio.
The decrease in net cash used in investing activities was primarily driven by lower growth in Card Member receivables and loans, partially offset by a larger net increase in the investment securities portfolio.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
The increase in net cash used in financing activities was primarily driven by a higher level of share repurchases and lower growth in customer deposits.
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
TABLE 21: COMMITTED FUTURE OBLIGATIONS BY YEAR

	Payments due by year(a)
(Millions)	2020	2021-2022	2023-2024	2025 and thereafter	Total
Long-term debt	$15,615	$25,898	$12,050	$4,883	$58,446
Certificates of deposit	4,632	4,687	625	—	9,944
Interest payments on long-term debt(b)	1,426	1,844	743	1,246	5,259
Lease obligations	134	214	166	842	1,356
Deemed repatriation tax(c)	—	—	263	749	1,012
Purchase obligations(d)	269	188	33	—	490
Other long-term liabilities(e) (f)	217	101	3	20	341
Total	22,293	32,932	13,883	7,740	76,848
(a)The table above excludes approximately $0.7 billion of tax reserves related to the uncertainty in income taxes as inherent complexities and the number of tax years currently open for examination in multiple jurisdictions do not permit reasonable estimates of payments, if any, to be made over a range of years. Refer to Note 20 to the “Consolidated Financial Statements” for additional information.
(b)Estimated interest payments were calculated using the effective interest rates as of December 31, 2019, and includes the effect of existing interest rate swaps. Actual cash flows may differ from estimated payments.
(c)Represents the remaining obligation under the Tax Act to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries. In 2019, the Internal Revenue Service applied our prior year U.S. federal income tax return over-payment against a portion of the remaining obligation.
(d)The purchase obligation amounts represent either the early termination fees or non-cancelable minimum contractual obligations, as applicable, by period under contracts that were in effect as of December 31, 2019.
(e)As of December 31, 2019, there were no minimum required contributions, and no contributions are currently planned, for the U.S. American Express Retirement Plan. For the U.S. American Express Retirement Restoration Plan and non-U.S. defined benefit pension and postretirement benefit plans, contributions in 2020 are anticipated to be approximately $45 million, and this amount has been included within other long-term liabilities. Remaining obligations under defined benefit pension and postretirement benefit plans aggregating $595 million have not been included in the table above as the timing of such obligations is not determinable. Additionally, other long-term liabilities do not include $8.9 billion of Membership Rewards liabilities, which are not considered long-term liabilities as Card Members in good standing can redeem points immediately, without restrictions, and because the timing of point redemption is not determinable.
(f)As of December 31, 2019, we had committed to provide funding related to certain tax credit investments resulting in a $211 million unfunded commitment included in other long-term liabilities. In addition to this amount, there was a further $78 million of contractual off-balance sheet obligations that have not been included in the table above as the timing of such obligations is not determinable. Refer to Note 6 to the “Consolidated Financial Statements” for additional information.

In addition to the contractual obligations noted in Table 21, we have financial commitments related to agreements with certain cobrand partners under which we are required to make a certain level of minimum payments over the life of the agreement, generally ranging from five to ten years. Such commitments are designed to be satisfied by the payments we make to such cobrand partners primarily based on Card Members' spending and earning rewards on their cobrand cards and as we acquire new Card Members. In the event these payments do not fully satisfy the commitment, we will pay the cobrand partner up to the amount of the commitment in exchange for an equivalent value of reward points. As of December 31, 2019, we had $5 billion in such commitments outstanding and also had certain cobrand arrangements that include commitments based on variables, the values of which are not yet determinable and thus the amount is not quantifiable.
We also have off-balance sheet arrangements that include guarantees, indemnifications and certain other off-balance sheet arrangements.
GUARANTEES
As of December 31, 2019, we had guarantees and indemnifications totaling approximately $1 billion related primarily to real estate and business dispositions in the ordinary course of business. Refer to Note 15 to the “Consolidated Financial Statements” for further discussion regarding our guarantees.
CERTAIN OTHER OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, we had approximately $306 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit, and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection plans that cover losses associated with purchased products. The maximum potential liability related to these plans is the portion of annual billed business for which timely and valid disputes may be raised under applicable law and relevant customer agreements. However, based on historical experience, we believe that this total amount is not representative of our actual potential loss exposure. The actual amount of the potential exposure cannot be quantified as the billed business volumes which may include or result in claims under these plans are not sufficiently estimable. Losses related to these protection plans were immaterial for the years ended December 31, 2019, 2018 and 2017.
Refer to Notes 6 and 12 to the “Consolidated Financial Statements” for discussion regarding our other off-balance sheet arrangements.
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
The Risk Committee of our Board of Directors provides oversight of our enterprise-wide risk management framework, processes and methodologies. The Risk Committee approves our ERM policy. The ERM policy governs risk governance, risk oversight and risk appetite for risks, including individual credit risk, institutional credit risk, market risk, liquidity risk, operational risk, reputational risk, compliance risk, model risk, asset/liability risk, strategic and business risk, and foreign country risk. Risk appetite defines the authorized risk limits to control exposures within our risk capacity and risk tolerance, including stressed forward-looking scenarios. In addition, it establishes principles for risk taking in the aggregate and for each risk type, and is supported by a comprehensive system for monitoring limits, escalation triggers and assessing control programs.
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
The Compensation and Benefits Committee of our Board of Directors works with the Chief Risk Officer to ensure our overall compensation programs, as well as those covering our risk-taking employees, appropriately balance risk with business incentives and how business performance is achieved without taking imprudent or excessive risk. Our Chief Risk Officer is actively involved in setting goals. Our Chief Risk Officer also reviews the current and forward-looking risk profiles of each business unit and provides input into performance evaluation. The Chief Risk Officer meets with the Compensation and Benefits Committee and attests whether performance goals and results have been achieved without taking imprudent risks. The Compensation and Benefits Committee uses a risk-balanced incentive compensation framework to decide on our bonus pools and the compensation of senior executives.
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
INDIVIDUAL CREDIT RISK
Individual credit risk arises from consumer and small business charge cards, credit cards, and term loans. These portfolios consist of millions of customers across multiple geographies, industries and levels of net worth. We benefit from the high-

quality profile of our customers, which is driven by our brand, premium customer servicing, product features and risk management capabilities, which span underwriting, customer management and collections. The risk in these portfolios is generally correlated to broad economic trends, such as unemployment rates and gross domestic product (GDP) growth.
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
INSTITUTIONAL CREDIT RISK
Institutional credit risk arises principally within our GCS, GMS and GNS businesses, as well as investment and liquidity management activities. Unlike individual credit risk, institutional credit risk is characterized by a lower loss frequency but higher severity. It is affected both by general economic conditions and by client-specific events. The absence of large losses in any given year or over several years is not necessarily representative of the level of risk of institutional portfolios, given the infrequency of loss events in such portfolios.
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
Exposure to the Airline and Travel Industry
We have multiple important cobrand, rewards, merchant acceptance and corporate payments arrangements with airlines. The ERM program evaluates the risks posed by our airline partners and the overall airline strategy companywide through comprehensive business analysis of global airlines, and the travel industry more broadly, including cruise lines, travel agencies and tour operators. Our largest airline partner is Delta, and this relationship includes an exclusive cobrand credit card partnership and other arrangements including Membership Rewards redemption, merchant acceptance, travel and corporate payments. See "We face intense competition for partner relationships, which could result in a loss or renegotiation of these arrangements that could have a material adverse impact on our business and results of operations" and "Arrangements with our business partners represent a significant portion of our business. We are exposed to risks associated with our business partners, including reputational issues, business slowdowns, bankruptcies, liquidations, restructurings and consolidations, and the possible obligation to make payments to our partners" under “Risk Factors” for additional information.
Debt Exposure
As part of our ongoing risk management process, we monitor our financial exposure to both sovereign and non-sovereign customers and counterparties, and measure and manage concentrations of risk by geographic regions, as well as by economic sectors and industries. A primary focus area for monitoring is credit deterioration due to weaknesses in economic and fiscal profiles. We evaluate countries based on the market assessment of the riskiness of their sovereign debt and our assessment of the economic and financial outlook and closely monitor those deemed high risk. As of December 31, 2019, we considered our gross credit exposures to government entities, financial institutions and corporations in those countries deemed high risk to be individually and collectively not material.

OPERATIONAL RISK MANAGEMENT PROCESS
We define operational risk as the risk of not achieving business objectives due to inadequate or failed processes, people, or information systems, or the external environment, including failures to comply with laws and regulations as well as impacts from relationships with third parties. Operational risk is inherent in all business activities and can impact an organization through direct or indirect financial loss, brand damage, customer dissatisfaction, or legal and regulatory penalties.
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
Our Information Security Program and Operating Model are based on the National Institute of Standards and Technology Cybersecurity Common Standards Framework, which consist of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. The framework defines risks and associated controls which are embedded in our processes and technology. Those controls are measured and monitored by a combination of subject matter experts and a security operations center with our integrated cyber detection, response and recovery capabilities.
Chaired by the Chief Information Security Officer, our Information Security Risk Management Committee, a sub-committee of the ORMC, provides governance for our information security risk management program. The Information Security and Technology Oversight team provides independent challenge and assessment of the information, cyber security and technology risk management programs.
See “A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our charge and credit cards” under “Risk Factors” for additional information.
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
Our Asset-Liability Management (ALM) and Market Risk policies establish the framework that guides and governs market risk management, including quantitative limits and escalation triggers. These policies are approved by the Asset Liability Committee or Market Risk Management Committee.
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
Interest Rate Risk
We analyze a variety of interest rate scenarios to inform us of the potential impacts from interest rate changes on earnings and the value of assets, liabilities and the economic value of equity. Our interest rate exposure can vary over time as a result of, among other things, the proportion of our total funding provided by variable-and fixed-rate debt and deposits compared to our Card Member loans and receivables. Interest rate swaps are used from time to time to effectively convert debt issuances to (or from) variable-rate, from (or to) fixed-rate. We do not engage in derivative financial instruments for trading purposes other than with respect to our Foreign Exchange International Payments business activities. Refer to Note 13 to the “Consolidated Financial Statements” for further discussion of our derivative financial instruments.
As of December 31, 2019, a hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental effect on our annual net interest income of approximately $141 million. This measure first projects net interest income over the following twelve-month time horizon considering forecasted business growth and anticipated future market interest rates. The detrimental impact from a rate increase is then measured by instantaneously increasing the anticipated future interest rates by 100 basis points. It is further assumed that our interest-rate sensitive assets and the majority of our liabilities that reprice within the twelve-month horizon generally reprice by 100 basis points. Our estimated repricing risk assumes that certain deposit liabilities reprice at a lower magnitude than benchmark rate movements consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
In addition to parallel rate changes, our net interest income is subject to changes in the relationship between market benchmark rates. For example, movements in Prime rate change the yield on a large portion of our variable-rate U.S. lending receivables and loans, while LIBOR rates determine the effective interest rate on a significant portion of our outstanding funding. Differences in the rate of change of these two benchmark indices, commonly referred to as basis risk, would thus impact our net interest income. The detrimental effect on our net interest income of a hypothetical 10 basis point decrease in the spread between Prime and LIBOR over the next twelve months is estimated to be $20 million. We currently have approximately $48 billion of Prime-based, variable-rate U.S. lending receivables and loans and $20 billion of LIBOR-indexed debt, including asset securitizations.
LIBOR Transition
Due to uncertainty surrounding the suitability and sustainability of LIBOR, central banks and global regulators have called for financial market participants to prepare for the discontinuance of LIBOR by the end of 2021 and the establishment of alternative reference rates.
We have financial instruments and commercial agreements that will be impacted by the discontinuance of LIBOR, including floating rate debt and equity instruments, derivatives, borrowings and other contracts. We have established an enterprise-wide, cross-functional initiative to identify, assess and monitor risks associated with LIBOR, engage with the industry participants and regulators and to transition to new alternative reference rates. As part of this initiative, we are reviewing and updating our operational processes, IT systems and models for a timely transition.
See “Uncertainty relating to LIBOR and other reference rates and their potential discontinuance may negatively impact our access to funding and the value of our financial instruments and commercial agreements” under “Risk Factors” for additional information.
Foreign Exchange Risk
Foreign exchange exposures arise in four principal ways: 1) Card Member spending in currencies that are not the billing currency, 2) cross-currency transactions and balances from our funding activities, 3) cross-currency investing activities, such as in the equity of foreign subsidiaries, and 4) revenues generated and expenses incurred in foreign currencies, which impact earnings.
These foreign exchange risks are managed primarily by entering into foreign exchange spot transactions or hedged with foreign exchange forward contracts when the hedge costs are economically justified and in notional amounts designed to offset pretax impacts from currency movements in the period in which they occur. As of December 31, 2019, foreign currency derivative instruments with total notional amounts of approximately $36 billion were outstanding.
With respect to Card Member spending and cross-currency transactions, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial impact to projected earnings as of December 31, 2019. With respect to translation exposure of foreign subsidiary equity balances, including related foreign exchange forward contracts outstanding, a hypothetical 10 percent strengthening of the U.S. dollar would result in an immaterial reduction in other comprehensive income and equity as of December 31, 2019. With respect to earnings denominated in foreign currencies, the adverse impact on pretax income of a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next twelve months would be approximately $146 million as of December 31, 2019.
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

FOREIGN COUNTRY RISK MANAGEMENT PROCESS

Foreign country risk is defined as the risk that economic, social, and/or political conditions and events in a foreign country will adversely impact us, primarily as a result of greater credit losses, increased operational risk or the inability to repatriate capital. We manage foreign country risk as part of the normal course of business. Policies and procedures establish foreign country risk escalation thresholds to control and limit exposure, driven by processes that enable the monitoring of foreign country conditions in which we have exposure.
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
In estimating these losses, we use statistical and analytical models that analyze portfolio performance and reflect our judgment regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. We also consider whether to adjust the quantitative reserve for certain external and internal qualitative factors that may increase or decrease the reserves for losses on Card Member loans and receivables. Refer to Note 3 to the "Consolidated Financial Statements" for additional information.
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

As of December 31, 2019, a 10 percent increase in our estimate of losses inherent in the outstanding portfolio of Card Member loans and receivables, evaluated collectively for impairment, would increase reserves for losses with a corresponding change to provisions for losses by approximately $300 million. This sensitivity analysis is provided as a hypothetical scenario to assess the sensitivity of the provisions for losses. It does not represent our expectations for losses in the future, nor does it include how other portfolio factors such as delinquency-based loss migration rates or recoveries, or the amount of outstanding balances, may impact the level of reserves for losses and the corresponding impact on the provisions for losses.
Refer to Note 1 to the "Consolidated Financial Statements" for information about the implementation and impact of new accounting guidance for the recognition of credit losses on financial instruments, effective January 1, 2020, and the new credit reserving methodology known as the CECL methodology.
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
We record a Membership Rewards liability that represents the estimated cost of points earned that are expected to be redeemed by Card Members in the future. The Membership Rewards liability is impacted over time by enrollment levels, attrition, the volume of points earned and redeemed, and the associated redemption costs. We estimate the Membership Rewards liability by determining the Ultimate Redemption Rate (URR) and the weighted average cost (WAC) per point, which are applied to the points of current enrollees. Refer to Note 9 to the “Consolidated Financial Statements” for additional information.
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
Changes in the Membership Rewards URR and WAC per point have the effect of either increasing or decreasing the liability through the current period Membership Rewards expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by current enrollees as of the end of the reporting period. As of December 31, 2019, an increase in the estimated URR of current enrollees of 25 basis points would increase the Membership Rewards liability and corresponding rewards expense by approximately $123 million. Similarly, an increase in the WAC per point of 1 basis point would increase the Membership Rewards liability and corresponding rewards expense by approximately $114 million.
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
In particular, the Tax Act is complex and requires interpretation of certain provisions to estimate the impact on our income tax expense. The estimates are based on our current interpretations of the Tax Act, and may change due to additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department or others.
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
Asset securitizations — Asset securitization involves the transfer and sale of loans or receivables to a special-purpose entity created for the securitization activity, typically a trust. The trust, in turn, issues securities, commonly referred to as asset-backed securities that are secured by the transferred loans and receivables. The trust uses the proceeds from the sale of such securities to pay the purchase price for the transferred loans or receivables. The securitized loans and receivables of our Lending Trust and Charge Trust (collectively, the Trusts) are reported as assets and the securities issued by the Trusts are reported as liabilities on our Consolidated Balance Sheets.
Average discount rate — This calculation is generally designed to reflect the average pricing at all merchants accepting American Express cards and represents the percentage of proprietary and GNS billed business retained by us from merchants we acquire, or from merchants acquired by third parties on our behalf, net of amounts retained by such third parties. The average discount rate, together with billed business, drive our discount revenue.
Billed business — Represents transaction volumes (including cash advances) on cards and other payment products issued by American Express (proprietary billed business) and cards issued under network partnership agreements with banks and other institutions, including joint ventures (GNS billed business). In-store spending activity within GNS retail cobrand portfolios, from which we earn no revenue, is not included in billed business. Billed business is reported as inside the United States or outside the United States based on the location of the issuer. Billed business, together with the average discount rate, drive our discount revenue.
Capital ratios — Represents the minimum standards established by regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to the Capital Strategy section under “Consolidated Capital Resources and Liquidity” for further related definitions under Basel III.
Cards-in-force — Represents the number of cards that are issued and outstanding by American Express (proprietary cards-in-force) and cards issued and outstanding under network partnership agreements with banks and other institutions, including joint ventures (GNS cards-in-force), except for GNS retail cobrand cards that had no out-of-store spending activity during the prior twelve months. Basic cards-in-force excludes supplemental cards issued on consumer accounts. Cards-in-force is useful in understanding the size of our Card Member base.
Card Member — The individual holder of an issued American Express-branded card.
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
Charge cards — Represents cards that generally carry no pre-set spending limits and are primarily designed as a method of payment and not as a means of financing purchases. Charge Card Members generally must pay the full amount billed each month. No finance charges are assessed on charge cards. Each charge card transaction is authorized based on its likely economics reflecting a Card Member’s most recent credit information and spend patterns. Some charge cards have additional Pay Over Time feature(s) that allow revolving of certain charges.
Cobrand cards — Cards issued under cobrand agreements with selected commercial partners. Pursuant to the cobrand agreements, we make payments to our cobrand partners, which can be significant, based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. The partner is then liable for providing rewards to the Card Member under the cobrand partner’s own loyalty program.

Credit cards — Represents cards that have a range of revolving payment terms, grace periods, and rate and fee structures.
Discount revenue — Primarily represents revenue earned from fees charged to merchants who have entered into a card acceptance agreement. The discount fee is generally deducted from our payment for Card Member purchases.
Interest expense — Includes interest incurred primarily to fund Card Member loans and receivables, general corporate purposes and liquidity needs. Interest expense is divided principally into two categories: (i) deposits, which primarily relates to interest expense on deposits taken from customers and institutions, and (ii) debt, which primarily relates to interest expense on our long-term financing and short-term borrowings, (e.g., commercial paper, federal funds purchased, bank overdrafts and other short-term borrowings), as well as the realized impact of derivatives hedging interest rate risk on our long-term debt.
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
Interest and dividends on investment securities — Primarily relates to our performing fixed-income securities. Interest income is recognized using the effective interest method, which adjusts the yield for security premiums and discounts, fees and other payments, so a constant rate of return is recognized on the outstanding balance of the related investment security throughout its term. Amounts are recognized until securities are in default or when it is likely that future interest payments will not be made as scheduled.
Interest income on deposits with banks and other — Primarily relates to the placement of cash in excess of near-term funding requirements in interest-bearing time deposits, overnight sweep accounts, and other interest-bearing demand and call accounts.
Loyalty Coalitions — Programs that enable consumers to earn rewards points and use them to save on purchases from a variety of participating merchants through multi-category rewards platforms. Merchants in these programs generally fund the consumer offers and are responsible to us for the cost of rewards points; we earn revenue from operating the loyalty platform and by providing marketing support.
Net card fees — Represents the card membership fees earned during the period recognized as revenue over the covered card membership period (typically one year), net of the provision for projected refunds for Card Membership cancellation and deferred acquisition costs.
Net interest yield on average Card Member loans — A non-GAAP measure that is computed by dividing adjusted net interest income by average Card Member loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provision for losses, and are thus not included in the net interest yield calculation.
Net loss ratio — Represents the ratio of GCP charge card write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members.
Net write-off rate — principal only — Represents the amount of proprietary consumer or small business Card Member loans or receivables written off, consisting of principal (resulting from authorized transactions), less recoveries, as a percentage of the average loan or receivable balance during the period.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•our ability to grow earnings per share in the future, which will depend in part on revenue growth, credit performance and the effective tax rate remaining consistent with current expectations, the company’s ability to control operating expense growth and generate operating leverage, and the company’s ability to continue executing its share repurchase program, any of which could be impacted by, among other things, the factors identified in the subsequent paragraphs as well as the following: issues impacting brand perceptions and our reputation; the impact of any future contingencies, including, but not limited to, restructurings, impairments, changes in reserves, legal costs, the imposition of fines or civil money penalties and increases in Card Member reimbursements; the amount and efficacy of investments in share, scale and relevance; changes in interest rates beyond current expectations; a greater impact from new or renegotiated cobrand and other partner agreements than expected, which could be affected by spending volumes and customer acquisition; and the impact of regulation and litigation, which could affect the profitability of our business activities, limit our ability to pursue business opportunities, require changes to business practices or alter our relationships with Card Members, partners, merchants, vendors and other third parties;
•our ability to grow revenues net of interest expense and the composition and relative growth of fee, spend and lend revenues remaining consistent with expectations, which could be impacted by, among other things, weakening economic conditions in the United States or internationally; a decline in consumer confidence impacting the willingness and ability of Card Members to sustain and grow spending, pay higher card fees and revolve balances; concerns related to the recent coronavirus outbreak and travel restrictions and bans; a slowdown in corporate spending; growth in Card Member loans and the yield on Card Member loans not remaining consistent with current expectations; the average discount rate changing by a greater amount than expected; the strengthening of the U.S. dollar beyond expectations; Card Members continuing to be attracted to our premium card products; and our inability to address competitive pressures and implement our strategies and business initiatives, including within the premium consumer segment, commercial payments, the global network and digital environment;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may materially impact the prices we charge merchants that accept American Express cards, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•net interest income not growing consistent with current expectations, which will be influenced by, among other things, changes in benchmark interest rates and our cost of funds, changes in consumer behavior that affect loan balances (such as paydown rates) and our ability to continue to grow loans, our Card Member acquisition strategy, pricing changes, product mix and credit actions, including line size and other adjustments to credit availability;
•write-off rates being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquencies, macroeconomic factors such as unemployment rates and the volume of bankruptcies, the mix of balances and the credit performance of newer vintages and non-card lending products;
•our ability to continue to grow loans, which may be affected by increasing competition, brand perceptions and our reputation, our ability to manage risk, the behavior of Card Members and their actual spending and borrowing patterns, and our ability to issue new and enhanced card products, offer attractive non-card lending products, capture a greater share of existing Card Members’ spending and borrowings, reduce Card Member attrition and attract new customers;
•the growth of provisions for losses being higher or lower than current expectations, which will depend in part on changes in the level of loan and receivable balances and delinquency and write-off rates; the impact of new accounting guidance and the CECL methodology; collections capabilities and recoveries of previously written-off loans and receivables; and macroeconomic factors like unemployment rates and the volume of bankruptcies;

•the actual amount to be spent on customer engagement, which will be based in part on management’s assessment of competitive opportunities; overall business performance and changes in macroeconomic conditions; the growth in the cost of Card Member services, which could be impacted by, among other things, the factors identified in the subsequent paragraph; Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers; the costs related to reward point redemptions, advertising and Card Member acquisition; our ability to continue to shift Card Member acquisition to digital channels; and new and renegotiated contractual obligations with business partners;
•the cost of Card Member services not growing consistently with current expectations, which could be impacted by the degree of interest of Card Members in the value propositions we offer; increasing competition, which could result in pressure to further enhance card products and services to make them attractive to Card Members, potentially in a manner that is not cost effective; and the pace and cost of the expansion of our global lounge collection;
•our ability to control operating expense growth and grow operating expenses more slowly than revenues, which could be impacted by increases in costs, such as cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; higher than expected employee levels; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence, or customer acquisition; the impact of changes in foreign currency exchange rates on costs; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities; and the level of M&A activity and related expenses;
•our ability to satisfy our commitments to certain of our cobrand partners as part of the ongoing operations of the business, which will be impacted in part by competition, brand perceptions and our reputation, and our ability to develop and market value propositions that appeal to current cobrand Card Members and new customers and offer attractive services and rewards programs, which will depend in part on ongoing investments, new product innovation and development, Card Member acquisition efforts and enrollment processes, including through digital channels, and infrastructure to support new products, services and benefits;
•changes affecting our plans regarding the return of capital to shareholders through dividends and share repurchases, which will depend on factors such as our capital levels and regulatory capital ratios and the actual impact of CECL on those ratios; changes in the stress testing and capital planning process and approval of our capital plans; the amount of capital required to support asset growth; the amount we spend on acquisitions of companies; and our results of operations and financial condition; and the economic environment and market conditions in any given period;
•our tax rate not remaining consistent with current expectations, which could be impacted by, among other things, our geographic mix of income, further changes in tax laws and regulation, unfavorable tax audits and other unanticipated tax items;
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
•changes in global economic and business conditions, consumer and business spending generally, the availability and cost of capital, unemployment rates, geopolitical conditions, travel restrictions and bans, including as a result of the recent coronavirus outbreak, Brexit, prolonged or recurring government shutdowns, trade policies, foreign currency rates and interest rates, all of which may significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations;
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
•legal and regulatory developments, which could require us to make fundamental changes to many of our business practices, including our ability to continue certain cobrand and agent relationships in the EU; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends or repurchase stock; or result in harm to the American Express brand;
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
A further description of these uncertainties and other risks can be found in “Risk Factors” above and our other reports filed with the SEC.

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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (2013).
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2019, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of our internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF AMERICAN EXPRESS COMPANY
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Express Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Membership Rewards Liability - Ultimate Redemption Rate
As described in Note 9 to the consolidated financial statements, the Membership Rewards liability represents management’s estimate of the cost of Membership Rewards points earned that are expected to be redeemed in the future. The Membership Rewards liability was $8.9 billion as of December 31, 2019. The weighted average cost per point and the ultimate redemption rate (URR) are key assumptions used to estimate the liability. The URR assumption is used by management to estimate the number of points earned that will ultimately be redeemed in future periods. Management uses statistical and actuarial models to estimate the URR based on redemption trends, card product type, enrollment tenure, card spend levels and credit attributes.
The principal considerations for our determination that performing procedures relating to the URR for the Membership Rewards liability is a critical audit matter are (i) the estimate of the URR involved significant judgment by management, which in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating results relating to the models, significant inputs and assumptions used by management; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of the Membership Rewards liability, including the URR assumption. These procedures also included, among others, (i) testing the completeness and accuracy of certain inputs to the statistical and actuarial models used to estimate the URR assumption, including redemption trends, card product type, enrollment tenure, and card spend levels, (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the URR assumption and comparing the independent estimate to management’s assumption to evaluate its reasonableness, and (iii) comparing the independent estimate of the Membership Rewards liability to management’s estimate.
Reserves for Losses on Card Member Loans - Qualitative Reserve Component
As described in Note 3 to the consolidated financial statements, reserves for losses on Card Member loans represent management’s estimate of the probable inherent losses in the Company’s outstanding portfolio of loans, as of the balance sheet date. Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgments regarding the quantitative components of the reserve. These models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member loans (the “qualitative reserve component”). These external factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment, while the internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. The qualitative reserve component represents a portion of the total reserves for losses on Card Member loans of $2.4 billion as of December 31, 2019.
The principal considerations for our determination that performing procedures relating to the qualitative reserve component of the reserves for losses on Card Member loans is a critical audit matter are (i) there was significant judgment required by management in estimating the qualitative reserve component, including determination of underlying factors, which led to a high degree of auditor judgment and subjectivity in performing procedures relating to the methodology and the underlying factors; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the reserves for losses on Card Member loans, including the qualitative reserve component. These procedures also included, among others, testing management’s process for determining the qualitative reserve component of the reserves for losses on Card Member loans through (i) the involvement of professionals with specialized skill and knowledge to evaluate the appropriateness of management’s methodology for estimating the qualitative reserve component, including evaluating whether certain factors are reasonable given the current macroeconomic conditions and portfolio characteristics and (ii) testing the completeness and accuracy of specific data inputs and evaluating the reasonableness of specific assumptions related to certain external factors applied by management in estimating the qualitative reserve component.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2020
We have served as the Company’s auditor since 2005.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Millions, except per share amounts)	2019	2018	2017
Revenues
Non-interest revenues
Discount revenue	$26,167	$24,721	$22,890
Net card fees	4,042	3,441	3,090
Other fees and commissions	3,297	3,153	2,990
Other	1,430	1,360	1,457
Total non-interest revenues	34,936	32,675	30,427
Interest income
Interest on loans	11,308	9,941	8,148
Interest and dividends on investment securities	188	118	89
Deposits with banks and other	588	547	326
Total interest income	12,084	10,606	8,563
Interest expense
Deposits	1,559	1,287	779
Long-term debt and other	1,905	1,656	1,333
Total interest expense	3,464	2,943	2,112
Net interest income	8,620	7,663	6,451
Total revenues net of interest expense	43,556	40,338	36,878
Provisions for losses
Charge card	963	937	795
Card Member loans	2,462	2,266	1,868
Other	148	149	97
Total provisions for losses	3,573	3,352	2,760
Total revenues net of interest expense after provisions for losses	39,983	36,986	34,118
Expenses
Marketing and business development	7,114	6,470	5,722
Card Member rewards	10,439	9,696	8,687
Card Member services	2,222	1,777	1,392
Salaries and employee benefits	5,911	5,250	5,258
Other, net	5,868	5,671	5,634
Total expenses	31,554	28,864	26,693
Pretax income	8,429	8,122	7,425
Income tax provision	1,670	1,201	4,677
Net income	$6,759	$6,921	$2,748
Earnings per Common Share — (Note 21)(a)
Basic	$8.00	$7.93	$3.00
Diluted	$7.99	$7.91	$2.99
Average common shares outstanding for earnings per common share:
Basic	828	856	883
Diluted	830	859	886
(a)Represents net income less (i) earnings allocated to participating share awards of $47 million, $54 million and $21 million for the years ended December 31, 2019, 2018 and 2017, respectively, and (ii) dividends on preferred shares of $81 million, $80 million and $81 million for the years ended December 31, 2019, 2018 and 2017, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Millions)	2019	2018	2017
Net income	$6,759	$6,921	$2,748
Other comprehensive (loss) income:
Net unrealized securities gains (losses), net of tax	41	(8)	(7)
Foreign currency translation adjustments, net of tax	(56)	(172)	301
Net unrealized pension and other postretirement benefits, net of tax	(125)	11	62
Other comprehensive (loss) income	(140)	(169)	356
Comprehensive income	$6,619	$6,752	$3,104
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 31 (Millions, except share data)	2019	2018
Assets
Cash and cash equivalents
Cash and due from banks	$3,402	$3,253
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2019, $87; 2018, $64)	20,392	24,026
Short-term investment securities	138	166
Total cash and cash equivalents	23,932	27,445
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2019, $8,284; 2018, $8,539), less reserves: 2019, $619; 2018, $573	56,794	55,320
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2019, $32,230; 2018, $33,194), less reserves: 2019, $2,383; 2018, $2,134	84,998	79,720
Other loans, less reserves: 2019, $152; 2018, $124	4,626	3,676
Investment securities	8,406	4,647
Premises and equipment, less accumulated depreciation and amortization: 2019, $6,562; 2018, $6,015	4,834	4,416
Other assets (includes restricted cash of consolidated variable interest entities: 2019, $85; 2018, $70)	14,731	13,378
Total assets	$198,321	$188,602
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$73,287	$69,960
Accounts payable	12,738	12,255
Short-term borrowings	6,442	3,100
Long-term debt (includes debt issued by consolidated variable interest entities: 2019, $19,668; 2018, $19,509)	57,835	58,423
Other liabilities	24,948	22,574
Total liabilities	$175,250	$166,312
Contingencies and Commitments (Note 12)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of December 31, 2019 and 2018 (Note 16)	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 810 million shares as of December 31, 2019 and 847 million shares as of December 31, 2018	163	170
Additional paid-in capital	11,774	12,218
Retained earnings	13,871	12,499
Accumulated other comprehensive loss
Net unrealized debt securities gains (losses), net of tax of: 2019, $11; 2018, $(1)	33	(8)
Foreign currency translation adjustments, net of tax of: 2019, $(319); 2018, $(300)	(2,189)	(2,133)
Net unrealized pension and other postretirement benefits, net of tax of: 2019, $(208); 2018, $(170)	(581)	(456)
Total accumulated other comprehensive loss	(2,737)	(2,597)
Total shareholders’ equity	23,071	22,290
Total liabilities and shareholders’ equity	$198,321	$188,602
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$6,759	$6,921	$2,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses	3,573	3,352	2,760
Depreciation and amortization	1,188	1,293	1,321
Deferred taxes and other	426	455	782
Stock-based compensation	283	283	282
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(368)	991	398
Accounts payable & other liabilities	1,771	(4,365)	5,249
Net cash provided by operating activities	13,632	8,930	13,540
Cash Flows from Investing Activities
Sale of available-for-sale investment securities	22	4	2
Maturities and redemptions of investment securities	7,329	3,499	2,494
Purchase of investments	(11,166)	(5,434)	(2,612)
Net increase in Card Member loans and receivables, and other loans	(11,047)	(15,854)	(16,853)
Purchase of premises and equipment, net of sales: 2019, $43; 2018, $1; 2017, $1	(1,645)	(1,310)	(1,062)
Acquisitions/dispositions, net of cash acquired	(352)	(520)	(211)
Other investing activities	152	—	—
Net cash used in investing activities	(16,707)	(19,615)	(18,242)
Cash Flows from Financing Activities
Net increase in customer deposits	3,330	5,542	11,385
Net increase (decrease) in short-term borrowings	3,316	(148)	(2,300)
Proceeds from long-term debt	12,706	21,524	32,764
Payments of long-term debt	(13,850)	(18,895)	(24,082)
Issuance of American Express common shares	86	87	129
Repurchase of American Express common shares and other	(4,685)	(1,685)	(4,400)
Dividends paid	(1,422)	(1,324)	(1,251)
Net cash (used in) provided by financing activities	(519)	5,101	12,245
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	232	129	226
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,362)	(5,455)	7,769
Cash, cash equivalents and restricted cash at beginning of year	27,808	33,263	25,494
Cash, cash equivalents and restricted cash at end of year	$24,446	$27,808	$33,263

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Dec-19	Dec-18	Dec-17
Cash and cash equivalents per Consolidated Balance Sheets	$23,932	$27,445	$32,927
Restricted cash included in Other assets per Consolidated Balance Sheets	514	363	336
Total cash, cash equivalents and restricted cash	$24,446	$27,808	$33,263
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2016	$20,523	$—	$181	$12,733	$(2,784)	$10,393
Net income	2,748	—	—	—	—	2,748
Other comprehensive income	356	—	—	—	356	—
Repurchase of common shares	(4,314)	—	(10)	(742)	—	(3,562)
Other changes, primarily employee plans	212	—	1	219	—	(8)
Cash dividends declared preferred Series B, $52.00 per share	(39)	—	—	—	—	(39)
Cash dividends declared preferred Series C, $49.00 per share	(42)	—	—	—	—	(42)
Cash dividends declared common, $1.34 per share	(1,183)	—	—	—	—	(1,183)
Balances as of December 31, 2017	18,261	—	172	12,210	(2,428)	8,307
Net income	6,921	—	—	—	—	6,921
Other comprehensive loss	(169)	—	—	—	(169)	—
Repurchase of common shares	(1,570)	—	(3)	(216)	—	(1,351)
Other changes, primarily employee plans	200	—	1	224	—	(25)
Cash dividends declared preferred Series B, $52.00 per share	(39)	—	—	—	—	(39)
Cash dividends declared preferred Series C, $49.00 per share	(41)	—	—	—	—	(41)
Cash dividends declared common, $1.48 per share	(1,273)	—	—	—	—	(1,273)
Balances as of December 31, 2018	22,290	—	170	12,218	(2,597)	12,499
Net income	6,759	—	—	—	—	6,759
Other comprehensive loss	(140)	—	—	—	(140)	—
Repurchase of common shares	(4,585)	—	(8)	(671)	—	(3,906)
Other changes, primarily employee plans	186	—	1	227	—	(42)
Cash dividends declared preferred Series B, $52.00 per share	(39)	—	—	—	—	(39)
Cash dividends declared preferred Series C, $49.00 per share	(42)	—	—	—	—	(42)
Cash dividends declared common, $1.64 per share	(1,358)	—	—	—	—	(1,358)
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
We are a globally integrated payments company that provides our customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are credit and charge card products, along with travel and lifestyle related services, offered to consumers and businesses around the world. Business travel-related services are offered through the non-consolidated joint venture, American Express Global Business Travel. Our various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-sized companies and large corporations. These products and services are sold through various channels, including mobile and online applications, affiliate marketing, customer referral programs, third-party vendors and business partners, direct mail, telephone, in-house sales teams, and direct response advertising.
Effective for the first quarter of 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other. Prior period amounts have been revised to conform to the current period presentation.
Refer to Note 24 for additional discussion of the products and services that comprise each segment. Corporate functions and certain other businesses and operations are included in Corporate & Other.
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
Entities in which our voting interest in common equity does not provide it with control, but allows us to exert significant influence over operating and financial decisions, are accounted for under the equity method. We also have investments in equity securities where our voting interest is below the level of significant influence, including investments that we make in non-public companies in the ordinary course of business. Such investments are initially recorded at cost and adjusted to fair value through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company or if they are determined to be impaired. See Note 4 for the accounting policy for our marketable equity securities.
FOREIGN CURRENCY
Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of the reporting period; non-monetary assets and liabilities are translated at the historic exchange rate at the date of the transaction; revenues and expenses are translated at the average month-end exchange rates during the year. Resulting translation adjustments, along with any related qualifying hedge and tax effects, are included in accumulated other comprehensive income (loss) (AOCI), a component of shareholders’ equity. Translation adjustments, including qualifying hedge and tax effects, are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Gains and losses related to transactions in a currency other than the functional currency are reported in Other, net expenses in the Consolidated Statements of Income.

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
Revenue expected to be recognized in future periods related to contracts that have an original expected duration of one year or less and contracts with variable consideration (e.g. discount revenue) is not required to be disclosed. Non-interest revenue expected to be recognized in future periods through remaining contracts with customers is not material.
Net Card Fees
Net card fees represent revenue earned from annual card membership fees, which vary based on the type of card and the number of cards for each account. These fees, net of acquisition costs and a reserve for projected refunds for Card Member cancellations, are deferred and recognized on a straight-line basis over the twelve-month card membership period as Net card fees in the Consolidated Statements of Income. The unamortized net card fee balance is reported in Other liabilities on the Consolidated Balance Sheets (refer to Note 9).
Other Fees and Commissions
Other fees and commissions includes certain fees charged to Card Members, including delinquency fees and foreign currency conversion fees, which are primarily recognized in the period in which they are charged to the Card Member. Other fees and commissions also includes Membership Rewards program fees, which are deferred and recognized over the period covered by the fee, typically one year, the unamortized portion of which is included in Other liabilities on the Consolidated Balance Sheets. In addition, Other fees and commissions includes loyalty coalition-related fees, travel commissions and fees and service fees earned from merchants, that are recognized when the service is performed, which is generally in the period the fee is charged. Refer to Note 18 for additional information.
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
Marketing and Business Development
Marketing and business development expense includes costs incurred in the development and initial placement of advertising, which are expensed in the year in which the advertising first takes place. Also included in Marketing and business development expense are payments to our cobrand partners, Card Member statement credits for qualifying charges on eligible card accounts, corporate incentive payments earned on achievement of pre-set targets, and certain payments to GNS card issuing partners. These costs are generally expensed as incurred.
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
Goodwill
Goodwill represents the excess of the acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. We allocate goodwill to our reporting units for the purpose of impairment testing. A reporting unit is defined as an operating segment, or a business that is one level below an operating segment, for which discrete financial information is regularly reviewed by the operating segment manager.

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
For the years ended December 31, 2019 and 2018, we performed a qualitative assessment in connection with our annual goodwill impairment evaluation and determined that it was more likely than not that the fair values of each of our reporting units exceeded their carrying values.
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
Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining term of the leased facility, or the economic life of the improvement, and range from 5 to 10 years. We recognize lease restoration obligations at the fair value of the restoration liabilities when incurred and amortize the restoration assets over the lease term.
Leases
On January 1, 2019, we adopted the new accounting guidance on leases using the modified retrospective method. We elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet on January 1, 2019 without adjusting comparative periods. The adoption of the new lease guidance did not have a material impact on our financial position, results of operations and cash flows.
We have operating leases worldwide for facilities and equipment, which, for those leases with terms greater than 12 months, are recorded as lease-related assets and liabilities. We do not separate lease and non-lease components. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs and lease incentives. Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

OTHER SIGNIFICANT ACCOUNTING POLICIES
The following table identifies our other significant accounting policies, along with the related Note.

Significant Accounting Policy	Note Number	Note Title
Loans and Accounts Receivable	Note 2	Loans and Accounts Receivable
Reserves for Losses	Note 3	Reserves for Losses
Investment Securities	Note 4	Investment Securities
Asset Securitizations	Note 5	Asset Securitizations
Legal Contingencies	Note 12	Contingencies and Commitments
Derivative Financial Instruments and Hedging Activities	Note 13	Derivatives and Hedging Activities
Fair Value Measurements	Note 14	Fair Values
Guarantees	Note 15	Guarantees
Income Taxes	Note 20	Income Taxes

CLASSIFICATION OF VARIOUS ITEMS
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the recognition of credit losses on certain financial instruments. The guidance, as amended and effective January 1, 2020, introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) approach, which differs significantly from the incurred loss approach used through December 31, 2019 and alters the estimation process, inputs and assumptions used in estimating credit losses. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. Our approach incorporates separate reasonable and supportable periods for loans and receivables and uses a weighted average of multiple future economic scenarios. Additionally, the guidance requires a modified retrospective transition, which records the difference between the reserves measured using the CECL methodology and the reserves using the incurred loss approach, tax effected, as a cumulative effect adjustment upon adoption through retained earnings. As a result, our financial position, results of operations and regulatory risk-based capital for periods prior to January 1, 2020 will not be restated.

We currently estimate an increase to total loan reserves of approximately $1.7 billion and a decrease to total receivable reserves of approximately $0.5 billion, along with the associated current and deferred tax impact of approximately $0.3 billion, and an offset to the opening balance of retained earnings, net of tax, of approximately $0.9 billion as of January 1, 2020. Our cross-functional implementation team is finalizing our operational processes, controls and governance.

In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. We have completed our evaluation of the new guidance for our available-for-sale debt securities and, while there was no impact of the new guidance on adoption, we have updated our processes to evaluate and measure potential future credit losses.

NOTE 2
LOANS AND ACCOUNTS RECEIVABLE
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables.
CARD MEMBER AND OTHER LOANS
Card Member loans are recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent revolving amounts due on lending card products, as well as amounts due from charge Card Members who utilize the Pay Over Time features on their account and revolve a portion of the outstanding balance by entering into a revolving payment arrangement with us. These loans have a range of terms such as credit limits, interest rates, fees and payment structures, which can be revised over time based on new information about Card Members, and in accordance with applicable regulations and the respective product’s terms and conditions. Card Members holding revolving loans are typically required to make monthly payments based on pre-established amounts and the amounts that Card Members choose to revolve are subject to finance charges.
Card Member loans are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 3), and include principal and any related accrued interest and fees. Our policy generally is to cease accruing interest on a Card Member loan at the time the account is written off, and establish reserves for interest that we believe will not be collected.
Other loans are recorded at the time any extension of credit is provided to consumer and commercial customers for non-card financing products. These loans have a range of fixed terms such as interest rates, fees and repayment periods. Borrowers are typically required to make pre-established monthly payments over the term of the loan. Non-card financing products are not associated with a Card Member agreement, and instead are governed by a separate borrowing relationship. Other loans are presented on the Consolidated Balance Sheets net of reserves for losses, and include principal and any related accrued interest and fees.
Card Member loans by segment and Other loans as of December 31, 2019 and 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group(a)	$73,266	$69,458
Global Commercial Services	14,115	12,396
Card Member loans	87,381	81,854
Less: Reserve for losses	2,383	2,134
Card Member loans, net	$84,998	$79,720
Other loans, net(b)	$4,626	$3,676
(a)Includes approximately $32.2 billion and $33.2 billion of gross Card Member loans available to settle obligations of a consolidated VIE as of December 31, 2019 and 2018, respectively.
(b)Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for losses of $152 million and $124 million as of December 31, 2019 and 2018, respectively.
CARD MEMBER RECEIVABLES
Card Member receivables are also recorded at the time a Card Member enters into a point-of-sale transaction with a merchant and represent amounts due on charge card products. Each charge card transaction is authorized based on its likely economics, a Card Member’s most recent credit information and spend patterns.
Charge Card Members generally must pay the full amount billed each month. Card Member receivable balances are presented on the Consolidated Balance Sheets net of reserves for losses (refer to Note 3), and include principal and any related accrued fees.

Card Member receivables by segment as of December 31, 2019 and 2018 consisted of:

(Millions)	2019	2018
Global Consumer Services Group (a)	$22,844	$21,455
Global Commercial Services	34,569	34,438
Card Member receivables	57,413	55,893
Less: Reserve for losses	619	573
Card Member receivables, net	$56,794	$55,320
(a)Includes $8.3 billion and $8.5 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2019 and 2018, respectively.

CARD MEMBER LOANS AND CARD MEMBER RECEIVABLES AGING
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of December 31, 2019 and 2018:

2019 (millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$72,101	$322	$253	$590	$73,266
Global Commercial Services
Global Small Business Services	13,898	56	40	85	14,079
Global Corporate Payments(a)	(b)	(b)	(b)	—	36
Card Member Receivables:
Global Consumer Services Group	22,560	86	58	140	22,844
Global Commercial Services
Global Small Business Services	$17,113	$99	$58	$134	$17,404
Global Corporate Payments(a)	(b)	(b)	(b)	$136	$17,165

2018 (millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$68,442	$290	$220	$506	$69,458
Global Commercial Services
Global Small Business Services	12,195	51	32	73	12,351
Global Corporate Payments(a)	(b)	(b)	(b)	—	45
Card Member Receivables:
Global Consumer Services Group	21,207	80	50	118	21,455
Global Commercial Services
Global Small Business Services	$16,460	$101	$53	$114	$16,728
Global Corporate Payments(a)	(b)	(b)	(b)	$129	$17,710
(a)Delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
(b)Delinquency data for periods other than 90+ days past billing is not available due to system constraints. Therefore, such data has not been utilized for risk management purposes. The balances that are current to 89 days past due can be derived as the difference between the Total and the 90+ Days Past Due balances.

CREDIT QUALITY INDICATORS FOR CARD MEMBER LOANS AND RECEIVABLES
The following tables present the key credit quality indicators as of or for the years ended December 31:

	2019			2018
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest, & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.3%	2.8%	1.6%	2.1%	2.5%	1.5%
Global Small Business Services	1.9%	2.2%	1.3%	1.7%	2.0%	1.3%
Card Member Receivables:
Global Consumer Services Group	1.7%	1.9%	1.2%	1.6%	1.8%	1.2%
Global Small Business Services	1.9%	2.1%	1.7%	1.7%	2.0%	1.6%

	2019		2018
	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables	Net Loss Ratio as a % of Charge Volume	90+ Days Past Billing as a % of Receivables
Card Member Receivables:
Global Corporate Payments	0.08%	0.8%	0.11%	0.7%
(a)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in estimating our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
Refer to Note 3 for additional indicators, including external environmental qualitative factors, management considers in its monthly evaluation process for reserves for losses.
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
Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Upon entering the modification program, the Card Member’s ability to make future purchases is either canceled, or in certain cases suspended until the Card Member successfully exits the modification program. In accordance with the modification agreement with the Card Member, loans may revert back to the original contractual terms (including the contractual interest rate) when the Card Member exits the modification program, which is (i) when all payments have been made in accordance with the modification agreement or, (ii) when the Card Member defaults out of the modification program. We establish a reserve for Card Member interest charges and fees considered to be uncollectible.
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

The following tables provide additional information with respect to our impaired Card Member loans and receivables as of December 31, 2019, 2018 and 2017. Impaired Card Member loans and receivables outside the U.S. are not significant as of December 31, 2019, 2018 and 2017; therefore, such loans and receivables are not included in the following tables unless otherwise noted.

	As of December 31, 2019
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$384	$284	$500	$175	$1,343	$1,199	$137
Global Commercial Services	44	54	97	38	233	220	22
Card Member Receivables:
Global Consumer Services Group	—	—	56	16	72	72	3
Global Commercial Services	—	—	109	30	139	138	6
Total	$428	$338	$762	$259	$1,787	$1,629	$168

	As of December 31, 2018
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$344	$236	$313	$131	$1,024	$923	$80
Global Commercial Services	43	43	59	29	174	161	14
Card Member Receivables:
Global Consumer Services Group	—	—	29	13	42	42	2
Global Commercial Services	—	—	61	25	86	86	5
Total	$387	$279	$462	$198	$1,326	$1,212	$101

	As of December 31, 2017
			Accounts Classified as a TDR (c)
(Millions)	Over 90 days Past Due & Accruing Interest(a)	Non-Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Unpaid Principal Balance	Allowance for TDRs
Card Member Loans:
Global Consumer Services Group(f)	$289	$168	$178	$131	$766	$694	$49
Global Commercial Services	38	31	31	27	127	118	8
Card Member Receivables:
Global Consumer Services Group	—	—	15	9	24	24	1
Global Commercial Services	—	—	37	19	56	56	2
Total	$327	$199	$261	$186	$973	$892	$60
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
(c)Accounts classified as a TDR include $26 million, $17 million and $15 million that are over 90 days past due and accruing interest and $10 million, $6 million and $5 million that are non-accruals as of December 31, 2019, 2018 and 2017, respectively.
(d)In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $188 million, $148 million and $141 million of Card Member accounts that have successfully completed a modification program and $72 million, $50 million and $45 million of Card Member accounts that were not in compliance with the terms of the modification programs as of December 31, 2019, 2018 and 2017, respectively.
(f)GCSG includes balances outside the U.S. of $93 million, $69 million and $56 million that are over 90 days and accruing interest and $77 million, $68 million and $55 million in unpaid principal as of December 31, 2019, 2018 and 2017, respectively.

The following table provides information with respect to our average balances and interest income recognized from impaired Card Member loans and the average balances of impaired Card Member receivables for the years ended December 31:

2019 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$1,159	$136
Global Commercial Services	203	25
Card Member Receivables:
Global Consumer Services Group	56	—
Global Commercial Services	112	—
Total	$1,530	$161

2018 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$878	$109
Global Commercial Services	150	21
Card Member Receivables:
Global Consumer Services Group	33	—
Global Commercial Services	73	—
Total	$1,134	$130

2017 (Millions)	Average Balance	Interest Income Recognized
Card Member Loans:
Global Consumer Services Group	$699	$85
Global Commercial Services	120	17
Card Member Receivables:
Global Consumer Services Group	20	—
Global Commercial Services	45	—
Total	$884	$102

CARD MEMBER LOANS AND RECEIVABLES MODIFIED AS TDRs
The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the years ended December 31:

2019	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	78	$602	13	(b)
Card Member Receivables	9	210	(c)	26
Total	87	$812

2018	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	51	$377	12	(b)
Card Member Receivables	6	110	(c)	28
Total	57	$487

2017	Number of Accounts (in thousands)	Outstanding Balances ($ in millions) (a)	Average Interest Rate Reduction (% points)	Average Payment Term Extensions (# of months)
Troubled Debt Restructurings:
Card Member Loans	33	$224	10	(b)
Card Member Receivables	6	83	(c)	28
Total	39	$307
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

The following table provides information with respect to Card Member loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification for the years ended December 31, 2019, 2018 and 2017. A Card Member is considered in default of a modification program after one and up to two missed payments, depending on the terms of the modification program. For all Card Members that defaulted from a modification program, the probability of default is factored into the reserves for Card Member loans and receivables.

2019	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default(a) (millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	12	$86
Card Member Receivables	4	20
Total	16	$106

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2018	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	8	$46
Card Member Receivables	4	11
Total	12	$57

	Number of Accounts	Aggregated Outstanding Balances Upon Default(a)
2017	(thousands)	(millions)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	6	$39
Card Member Receivables	3	7
Total	9	$46
(a)The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.
NOTE 3
RESERVES FOR LOSSES
Reserves for losses relating to Card Member loans and receivables represent management’s best estimate of the probable inherent losses in our outstanding portfolio of loans and receivables, as of the balance sheet date. Management’s evaluation process requires certain estimates and judgments.
Reserves for losses are primarily based upon statistical and analytical models that analyze portfolio performance and reflect management’s judgments regarding the quantitative components of the reserve. The models take into account several factors, including delinquency-based loss migration rates, loss emergence periods and average losses and recoveries over an appropriate historical period. Management considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for losses on Card Member loans and receivables. These external factors include employment, spend, sentiment, housing and credit, and changes in the legal and regulatory environment, while the internal factors include increased risk in certain portfolios, impact of risk management initiatives, changes in underwriting requirements and overall process stability. As part of this evaluation process, management also considers various reserve coverage metrics, such as reserves as a percentage of past due amounts, reserves as a percentage of Card Member loans or receivables, and net write-off coverage ratios.
Card Member loans and receivables balances are written off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due, or 120 days past due for closed-end loans categorized as Other loans. Card Member loans and receivables and Other loans in bankruptcy or owed by deceased individuals are generally written off upon notification.

CHANGES IN CARD MEMBER LOANS RESERVE FOR LOSSES
The following table presents changes in the Card Member loans reserve for losses for the years ended December 31:

(Millions)	2019	2018	2017
Balance, January 1	$2,134	$1,706	$1,223
Provisions(a)	2,462	2,266	1,868
Net write-offs (b)
Principal	(1,860)	(1,539)	(1,181)
Interest and fees	(375)	(304)	(227)
Other(c)	22	5	23
Balance, December 31	$2,383	$2,134	$1,706
(a)Provisions for principal, interest and fee reserve components.
(b)Principal write-offs are presented less recoveries of $525 million, $444 million and $409 million for the years ended December 31, 2019, 2018 and 2017, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(79) million, $(33) million and $(30) million for the years ended December 31, 2019, 2018 and 2017, respectively.
(c)Includes foreign currency translation adjustments of $4 million, $(11) million and $8 million, and other adjustments of $18 million, $16 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively.
CARD MEMBER LOANS EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT
The following table presents Card Member loans evaluated individually and collectively for impairment and related reserves as of December 31:

(Millions)	2019	2018	2017
Card Member loans evaluated individually for impairment (a)	$810	$532	$367
Related reserves(a)	$159	$94	$57
Card Member loans evaluated collectively for impairment (b)	$86,571	$81,322	$73,032
Related reserves(b)	$2,224	$2,040	$1,649
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
CHANGES IN CARD MEMBER RECEIVABLES RESERVE FOR LOSSES
The following table presents changes in the Card Member receivables reserve for losses for the years ended December 31:

(Millions)	2019	2018	2017
Balance, January 1	$573	$521	$467
Provisions(a)	963	937	795
Net write-offs(b)	(900)	(859)	(736)
Other(c)	(17)	(26)	(5)
Balance, December 31	$619	$573	$521
(a)Provisions for principal and fee reserve components.
(b)Net write-offs are presented less recoveries of $374 million, $367 million and $366 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts include net recoveries (write-offs) from TDRs of $(16) million, nil and $2 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
(c)Includes foreign currency translation adjustments of nil, $(6) million and $12 million, and other adjustments of $(17) million, $(20) million and $(17) million for the years ended December 31, 2019, 2018 and 2017, respectively.

CARD MEMBER RECEIVABLES EVALUATED INDIVIDUALLY AND COLLECTIVELY FOR IMPAIRMENT
The following table presents Card Member receivables evaluated individually and collectively for impairment and related reserves as of December 31:

(Millions)	2019	2018	2017
Card Member receivables evaluated individually for impairment(a)	$211	$128	$80
Related reserves(a)	$9	$7	$3
Card Member receivables evaluated collectively for impairment	$57,202	$55,765	$53,967
Related reserves(b)	$610	$566	$518
(a)Represents receivables modified as a TDR and related reserves.
(b)The reserves include the quantitative results of analytical models that are specific to individual pools of receivables, and reserves for internal and external qualitative risk factors that apply to receivables that are collectively evaluated for impairment.

NOTE 4
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
Realized gains and losses are recognized upon disposition of available-for-sale securities using the specific identification method.
Refer to Note 14 for a description of our methodology for determining the fair value of investment securities.
The following is a summary of investment securities as of December 31:

	2019					2018				2017
Description of Securities (Millions)	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$236	$8		$(1)	$243	$594	$4	$(2)	$596	$1,369	$11	$(3)	$1,377
U.S. Government agency obligations	9	—		—	9	10	—	—	10	11	—	—	11
U.S. Government treasury obligations	7,395	35		(1)	7,429	3,452	5	(17)	3,440	1,051	3	(9)	1,045
Corporate debt securities	27	—		—	27	28	—	—	28	28	—	—	28
Mortgage-backed securities (a)	39	2		—	41	50	1	—	51	67	2	—	69
Foreign government bonds and obligations	578	1		—	579	474	—	—	474	581	—	—	581
Equity securities (b)	55	25	(c)	(2)	78	51	—	(3)	48	51	—	(3)	48
Total	$8,339	$71		$(4)	$8,406	$4,659	$10	$(22)	$4,647	$3,158	$16	$(15)	$3,159
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
(c)During 2019, an equity investment transferred from Other assets to Investment securities following the completion of an initial public offering by the issuer of the securities. The investment had a fair value of $28 million with an associated cost of $3 million as of December 31, 2019. The gross unrealized gains include $9 million that were recognized during 2018.

The following table provides information about our investment securities with gross unrealized losses and the length of time that individual securities have been in an unrealized loss position as of December 31:

	2019				2018
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$18	$(1)	$—	$—	$—	$—	$82	$(1)
U.S. Government treasury obligations	—	—	324	(1)	224	(2)	791	(15)
Total	$18	$(1)	$324	$(1)	$224	$(2)	$873	$(16)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of December 31:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Total as of December 31, 2019	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
2018:
90%–100%	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
Total as of December 31, 2018	2	$224	$(2)	29	$873	$(16)	31	$1,097	$(18)
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
Weighted average yields and contractual maturities for investment securities with stated maturities as of December 31, 2019 were as follows:

(Millions)	Due within 1 year	Due after 1 year but within 5 years	Due after 5 years but within 10 years	Due after 10 years	Total
State and municipal obligations(a)	$6	$39	$30	$168	$243
U.S. Government agency obligations(a)	—	—	—	9	9
U.S. Government treasury obligations	6,019	1,270	140	—	7,429
Corporate debt securities	5	22	—	—	27
Mortgage-backed securities(a)	—	—	—	41	41
Foreign government bonds and obligations	577	1	1	—	579
Total Estimated Fair Value	$6,607	$1,332	$171	$218	$8,328

Total Cost	$6,602	$1,307	$166	$209	$8,284
Weighted average yields(b)	2.17%	2.27%	3.01%	3.99%	2.25%
(a)The expected payments on state and municipal obligations, U.S. government agency obligations and mortgage-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
(b)Average yields for investment securities have been calculated using the effective yield on the date of purchase. Yields on tax-exempt investment securities have been computed on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent.

NOTE 5
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. Refer to Note 1 for further details on the principles of consolidation. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of December 31, 2019 and 2018, our ownership of variable interests was $12.9 billion and $15.5 billion, respectively, for the Lending Trust and $8.3 billion and $7.0 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
The debt securities issued by the Trusts are non-recourse to us. The securitized Card Member loans and receivables held by the Lending Trust and the Charge Trust, respectively, are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions (refer to Note 2). The long-term debt of each Trust is payable only out of collections on their respective underlying securitized assets (refer to Note 8).
The following table provides information on the restricted cash held by the Trusts as of December 31, 2019 and 2018, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2019	2018
Lending Trust	$85	$67
Charge Trust	—	3
Total	$85	$70
These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the year ended December 31, 2019, no such triggering events occurred.
NOTE 6
OTHER ASSETS
The following is a summary of Other assets as of December 31:

(Millions)	2019	2018
Goodwill	$3,315	$3,072
Other intangible assets, at amortized cost	267	275
Other(a)	11,149	10,031
Total	$14,731	$13,378
(a)Primarily includes other receivables net of reserves, investments in non-consolidated entities, prepaid expenses, net deferred tax assets, tax credit investments, right-of-use lease assets and restricted cash. Restricted cash represents amounts available to settle obligations related to certain Card Member credit balances and customer deposits, as well as coupon and maturity obligations of consolidated VIEs.

GOODWILL
The changes in the carrying amount of goodwill reported in our reportable operating segments were as follows:

(Millions)	GCSG	GCS	GMNS	Total
Balance as of December 31, 2017	$637	$1,724	$648	$3,009
Acquisitions	90	—	—	90
Dispositions	—	—	—	—
Other(a)	(20)	(6)	(1)	(27)
Balance as of December 31, 2018	$707	$1,718	$647	$3,072
Acquisitions	189	66	—	255
Dispositions	—	—	—	—
Other(a)	(7)	(3)	(2)	(12)
Balance as of December 31, 2019	$889	$1,781	$645	$3,315
(a)Primarily includes foreign currency translation.
Accumulated impairment losses were $221 million as of both December 31, 2019 and 2018.
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
The gross carrying amount for other intangible assets as of December 31, 2019 and 2018 was $704 million and $702 million, respectively, with accumulated amortization of $437 million and $427 million, respectively.
Amortization expense, which is recorded within Other expense in the Consolidated Statements of Income, was $49 million, $212 million and $207 million for the years ended December 31, 2019, 2018 and 2017, respectively.
TAX CREDIT INVESTMENTS
We account for our tax credit investments, including Qualified Affordable Housing (QAH) investments, using the equity method of accounting. As of December 31, 2019 and 2018, we had $1,154 million and $1,043 million in tax credit investments, respectively, included in Other assets on the Consolidated Balance Sheets, of which $1,109 million and $1,006 million, respectively, related to QAH investments. Included in QAH investments as of December 31, 2019 and 2018, we had $1,032 million and $936 million, respectively, related to investments in unconsolidated VIEs for which we do not have a controlling financial interest.
As of December 31, 2019, we committed to provide funding related to certain of these QAH investments, which is expected to be paid between 2020 and 2043, resulting in $211 million in unfunded commitments reported in Other liabilities, of which $187 million specifically related to unconsolidated VIEs.
In addition, as of December 31, 2019 we had contractual off-balance sheet obligations, which were not deemed probable of being drawn, to provide additional funding up to $78 million for these QAH investments, fully related to unconsolidated VIEs.
During the years ended December 31, 2019 and 2018, we recognized equity method losses related to our QAH investments of $101 million and $126 million, respectively, which were recognized in Other, net expenses; and associated tax credits of $119 million and $97 million, respectively, recognized in Income tax provision.

NOTE 7
CUSTOMER DEPOSITS
As of December 31, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2019	2018
U.S.:
Interest-bearing	$72,445	$69,144
Non-interest-bearing (includes Card Member credit balances of: 2019, $389 million; 2018, $376 million)	415	412
Non-U.S.:
Interest-bearing	23	28
Non-interest-bearing (includes Card Member credit balances of: 2019, $401 million; 2018, $367 million)	404	376
Total customer deposits	$73,287	$69,960
Customer deposits by deposit type as of December 31 were as follows:

(Millions)	2019	2018
U.S. retail deposits:
Savings accounts ― Direct	$46,394	$39,491
Certificates of deposit:(a)
Direct	1,854	817
Third-party (brokered)	8,076	12,667
Sweep accounts ―Third-party (brokered)	16,121	16,169
Other deposits:
U.S. non-interest-bearing deposits	26	36
Non-U.S. deposits	26	37
Card Member credit balances ― U.S. and non-U.S.	790	743
Total customer deposits	$73,287	$69,960
(a)The weighted average remaining maturity and weighted average interest rate at issuance on the total portfolio of U.S. retail certificates of deposit issued through direct and third-party programs were 48 months and 2.53 percent, respectively, as of December 31, 2019.
The scheduled maturities of certificates of deposit as of December 31, 2019 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2020	$4,618	$14	$4,632
2021	2,302	—	2,302
2022	2,385	—	2,385
2023	374	—	374
2024	251	—	251
After 5 years	—	—	—
Total	$9,930	$14	$9,944
As of December 31, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2019	2018
U.S.	$622	$276
Non-U.S.	4	9
Total	$626	$285

NOTE 8
DEBT
SHORT-TERM BORROWINGS
Our short-term borrowings outstanding, defined as borrowings with original contractual maturity dates of less than one year, as of December 31 were as follows:

	2019		2018
(Millions, except percentages)	Outstanding Balance	Year-End Stated Interest Rate on Debt(a)	Outstanding Balance	Year-End Stated Interest Rate on Debt(a)
Commercial paper(b)	$3,001	1.94%	$752	2.71%
Other short-term borrowings(c)	3,441	1.28	2,348	1.94
Total	$6,442	1.59%	$3,100	2.13%
(a)For floating-rate issuances, the stated interest rates are weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2019 and 2018.
(b)Average commercial paper outstanding was $299 million and $228 million in 2019 and 2018, respectively.
(c)Primarily includes book overdrafts with banks due to timing differences arising in the ordinary course of business.
We maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $2.0 billion face amount of eligible certificates issued from the Lending Trust at any time through September 15, 2022. The facility was undrawn as of both December 31, 2019 and 2018.
We paid $7.7 million and $7.8 million in fees to maintain the secured borrowing facility in 2019 and 2018, respectively. The committed facility does not contain a material adverse change clause, which might otherwise preclude borrowing under the facility, nor is it dependent on our credit rating.

LONG-TERM DEBT
Our long-term debt outstanding, defined as debt with original contractual maturity dates of one year or greater, as of December 31 was as follows:

	2019				2018
(Millions, except percentages)	Original Contractual Maturity Dates	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)	Outstanding Balance(a)	Year-End Interest Rate on Debt(b)	Year-End Interest Rate with Swaps(b)(c)
American Express Company (Parent Company only)
Fixed Rate Senior Notes	2020 - 2042	$19,326	3.17%	2.86%	$14,043	3.48%	3.64%
Floating Rate Senior Notes	2020 - 2023	4,500	3.16	—	3,600	3.17	—
Fixed Rate Subordinated Notes	2024	598	3.63	2.99	598	3.63	3.66
American Express Credit Corporation
Fixed Rate Senior Notes	2020 - 2027	11,839	2.40	2.56	16,677	2.28	3.06
Floating Rate Senior Notes	2020 - 2022	1,650	3.36	—	3,800	3.31	—
American Express Lending Trust
Fixed Rate Senior Notes	2020 - 2023	15,074	2.42	2.43	12,474	2.28	—
Floating Rate Senior Notes	2021 - 2023	4,125	2.74	—	5,125	2.80	—
Fixed Rate Subordinated Notes	2020 - 2022	420	2.53	—	240	2.37	—
Floating Rate Subordinated Notes	2022 - 2023	79	2.45	—	167	2.96	—
American Express Charge Trust II
Floating Rate Conduit Borrowings		—	—	—	1,535	2.89	—
Other
Finance Leases	2024 - 2033	25	5.65	—	19	5.54	—
Floating Rate Borrowings	2020 - 2022	311	0.40	—%	262	0.42	—%
Unamortized Underwriting Fees		(112)			(117)
Total Long-Term Debt		$57,835	2.78%		$58,423	2.77%
(a)The outstanding balances include (i) unamortized discount, (ii) the impact of movements in exchange rates on foreign currency denominated debt and (iii) the impact of fair value hedge accounting on certain fixed-rate notes that have been swapped to floating rate through the use of interest rate swaps. Refer to Note 13 for more details on our treatment of fair value hedges.
(b)For floating-rate issuances, the stated interest rate on debt is weighted based on the outstanding principal balances and interest rates in effect as of December 31, 2019 and 2018.
(c)Interest rates with swaps are only presented when swaps are in place to hedge the underlying debt. The interest rates with swaps are weighted based on the outstanding principal balances and the interest rates on the floating leg of the swaps in effect as of December 31, 2019 and 2018.
Aggregate annual maturities on long-term debt obligations (based on contractual maturity or anticipated redemption dates) as of December 31, 2019 were as follows:

(Millions)	2020	2021	2022	2023	2024	Thereafter	Total
American Express Company (Parent Company only)	$2,000	$5,000	$5,675	$4,350	$5,000	$2,872	$24,897
American Express Credit Corporation	6,600	2,864	2,050	—	—	2,000	13,514
American Express Lending Trust	6,924	3,709	6,381	2,685	—	—	19,699
Other	91	137	82	—	15	11	336
	$15,615	$11,710	$14,188	$7,035	$5,015	$4,883	$58,446
Unamortized Underwriting Fees							(112)
Unamortized Discount and Premium							(716)
Impacts due to Fair Value Hedge Accounting							217
Total Long-Term Debt							$57,835

We maintained a bank line of credit of $3.5 billion as of December 31, 2019 and 2018, all of which was undrawn as of the respective dates. The availability of the credit line is subject to our compliance with certain financial covenants, principally the maintenance by American Express Credit Corporation (Credco) of a 1.25 ratio of combined earnings and fixed charges, to fixed charges. As of December 31, 2019 and 2018, we were not in violation of any of our debt covenants.
Additionally, we maintained a three-year committed, revolving, secured borrowing facility that gives us the right to sell up to $3.0 billion face amount of eligible notes issued from the Charge Trust at any time through July 15, 2022. As of December 31, 2019 and 2018, nil and $1.5 billion, respectively, were drawn on this facility.
We paid $16.5 million and $14.2 million in fees to maintain these lines in 2019 and 2018, respectively. These committed facilities do not contain material adverse change clauses, which might otherwise preclude borrowing under the credit facilities, nor are they dependent on our credit rating.
We paid total interest, primarily related to short- and long-term debt, corresponding interest rate swaps and customer deposits, of $3.4 billion, $2.7 billion and $2.0 billion in 2019, 2018 and 2017, respectively.
NOTE 9
OTHER LIABILITIES
The following is a summary of Other liabilities as of December 31:

(Millions)	2019	2018
Membership Rewards liability	$8,892	$8,414
Employee-related liabilities(a)	2,429	2,164
Card Member rebate and reward accruals(b)	1,790	1,596
Income tax liability(c)	1,122	1,079
Other(d)	10,715	9,321
Total	$24,948	$22,574
(a)Employee-related liabilities include employee benefit plan obligations and incentive compensation.
(b)Card Member rebate and reward accruals include payments to third-party reward partners and cash-back rewards.
(c)Includes repatriation tax liability of $1,012 million and $1,689 million as of December 31, 2019 and 2018, respectively, which represents our remaining obligation under the Tax Cuts and Jobs Act enacted on December 22, 2017 (Tax Act) to pay a one-time transition tax on unrepatriated earnings and profits of certain foreign subsidiaries.
(d)Primarily includes Travelers Cheques and other prepaid products, net deferred card and other fees, book overdraft balances, lease liabilities, client incentives, restructuring and reengineering reserves, dividends payable, and derivative and hedge liabilities.
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
DEFERRED CARD AND OTHER FEES, NET
The carrying amount of deferred card and other fees, net of deferred direct acquisition costs and reserves for membership cancellations as of December 31, was as follows:

(Millions)	2019	2018
Deferred card and other fees(a)	$2,532	$2,208
Deferred direct acquisition costs	(270)	(282)
Reserves for membership cancellations	(200)	(167)
Deferred card and other fees, net	$2,062	$1,759
(a)Includes deferred fees for Membership Rewards program participants.

NOTE 10
STOCK PLANS
STOCK OPTION AND AWARD PROGRAMS
Under our 2016 Incentive Compensation Plan and previously under our 2007 Incentive Compensation Plan (collectively, Incentive Compensation Plans), awards may be granted to employees and other key individuals who perform services for us and our participating subsidiaries. These awards may be in the form of stock options, restricted stock units or awards (collectively referred to as RSUs), portfolio grants (PGs) or other incentives or similar awards designed to meet the requirements of non-U.S. jurisdictions.

For our Incentive Compensation Plans, there were a total of 9 million, 12 million and 14 million common shares unissued and available for grant as of December 31, 2019, 2018, and 2017, respectively, as authorized by our Board of Directors and shareholders. We generally issue new common shares upon exercise of options and vesting of RSUs.
Stock-based compensation expense recognized in Salaries and employee benefits in the Consolidated Statements of Income was $280 million, $288 million and $283 million in 2019, 2018, and 2017, respectively, with corresponding income tax benefits of $67 million, $69 million, and $102 million in those respective periods.
A summary of stock option and RSU activity as of December 31, 2019, and corresponding changes during the year, are as follows:

	Stock Options		Service-Based RSUs		Service and Performance-Based RSUs
(Shares in thousands)	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding as of December 31, 2018	5,484	$64.73	2,544	$80.15	4,022	$74.22
Granted	408	101.43	1,041	103.93	1,358	90.34
Exercised/vested	(1,626)	51.92	(1,001)	76.07	(1,819)	58.28
Forfeited	(94)	92.19	(172)	89.79	(169)	93.74
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2019	4,172	72.70	2,412	$91.42	3,392	$88.25
Options vested and expected to vest as of December 31, 2019	4,171	72.70
Options exercisable as of December 31, 2019	2,357	$61.15
The cost of employee stock awards granted in exchange for employee services is generally recognized ratably based on the grant-date fair value of the award, net of expected forfeitures, over the vesting period. The vesting period is the shorter of the vesting schedule as defined in each award agreement or the date an individual will become eligible to retire. Retirement eligibility is dependent upon age and/or years of service.
STOCK OPTIONS
Each stock option has an exercise price equal to the market price of our common stock on the date of grant. Stock options generally vest on the third anniversary of the grant date and have a contractual term of 10 years from the date of grant.
The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of our stock price exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2019, were as follows:

	Outstanding	Exercisable	Vested and Expected to Vest
Weighted-average remaining contractual life (in years)	5.3	4.0	5.3
Aggregate intrinsic value (millions)	$216	$149	$216

As of December 31, 2019, there was $7 million of total unrecognized compensation cost related to unvested options, which will be recognized ratably over the weighted-average remaining vesting period of 1.2 years.
The fair value of each option is estimated on the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used for options granted in 2019, 2018 and 2017:

	2019	2018	2017
Dividend yield	1.5%	1.4%	1.8%
Expected volatility(a)	24%	22%	24%
Risk-free interest rate	2.6%	2.7%	2.3%
Expected life of stock option (in years)(b)	7.1	7.1	6.9
Weighted-average fair value per option	$23.38	$23.17	$18.18
(a)The expected volatility is based on both weighted historical and implied volatilities of our common stock price.
(b)The expected life of stock options was determined using both historical data and expectations of option exercise behavior.

On October 31, 2017, certain senior executives were granted stock options with a term of seven years, and include a three-year service condition, as well as performance and market conditions. Therefore, the fair values of these options were estimated at the grant date using a Monte Carlo valuation model with the following assumptions:

October 31, 2017
Dividend yield	1.58%
Expected volatility(a)	21.41%
Risk-free interest rate	2.26%
Expected life of stock option (in years)	7
Fair value per option	$19.18
(a)The expected volatility is based on both weighted historical and implied volatilities of our common stock price.

For stock options that were exercised during 2019, 2018 and 2017, the intrinsic value, based upon the fair value of our stock price at the date the options were exercised, was $104 million, $104 million and $197 million, respectively; cash received from the exercise of stock options was $84 million, $87 million and $130 million during those respective periods. The income tax benefit recognized in the Consolidated Statements of Income related to stock option exercises was $18 million, $18 million and $59 million in 2019, 2018 and 2017, respectively.
RESTRICTED STOCK UNITS/AWARDS
We grant RSUs that contain either a) service conditions or b) both service and performance conditions. RSUs containing only service conditions generally vest 25 percent per year beginning with the first anniversary of the grant date. RSUs containing both service and performance conditions generally vest on the third anniversary of the grant date, and the number of shares earned depends on the achievement of predetermined Company metrics. All RSU holders receive non-forfeitable dividends or dividend equivalents.

We added a relative total shareholder return (r-TSR) modifier to the performance-based RSUs that were granted in 2019, so that our actual shareholder return relative to a competitive peer group is one of the performance conditions that determines the number of shares ultimately granted upon vesting.
The fair value of RSUs that do not include the r-TSR modifier, including those that contain only service conditions, is measured using our stock price on the grant date. The fair value of service and performance-based RSUs that include the r-TSR modifier is determined using a Monte Carlo valuation model with the following weighted-average assumptions:

2019
Expected volatility(a)	20%
Risk-free interest rate	2.5%
Remaining performance period (in years)	2.9
(a)The expected volatility is based on historical volatility of our common stock price.

As of December 31, 2019, there was $195 million of total unrecognized compensation cost related to non-vested RSUs, which will be recognized ratably over the weighted-average remaining vesting period of 2.1 years.
The weighted-average grant date fair value of RSUs granted in 2019, 2018 and 2017 was $96.24, $98.20 and $77.80, respectively.
For RSUs vested during 2019, 2018 and 2017, the total fair value, based upon our stock price at the date the RSUs vested, was $286 million, $239 million and $180 million, respectively.
LIABILITY-BASED AWARDS
In 2018 and 2017, certain employees were awarded PGs and other incentive awards that can be settled with cash or equity shares at our discretion, and final Compensation and Benefits Committee payout approval; beginning in 2019, we discontinued granting PGs. These awards earn value based on performance, market and/or service conditions, and vest over periods of one to three years.
PGs and other incentive awards are generally settled with cash and thus are classified as liabilities; therefore, the fair value is determined at the date of grant and remeasured quarterly as part of compensation expense over the vesting period. Cash paid upon vesting of these awards in 2019, 2018 and 2017 was $81 million, $56 million and $48 million, respectively.
NOTE 11
RETIREMENT PLANS
DEFINED CONTRIBUTION RETIREMENT PLANS
We sponsor defined contribution retirement plans, the principal plan being the Retirement Savings Plan (RSP), a 401(k) savings plan with a profit-sharing component. The RSP is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 and covers most employees in the United States. The total expense for all defined contribution retirement plans globally was $278 million, $272 million and $349 million in 2019, 2018 and 2017, respectively.
DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our primary defined benefit pension plans that cover certain employees in the United States and United Kingdom are closed to new entrants and existing participants do not accrue any additional benefits. Most employees outside the United States and United Kingdom are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements. We comply with minimum funding requirements in all countries. We also sponsor unfunded other postretirement benefit plans that provide health care and life insurance to certain retired U.S. employees. For these plans, the total net benefit was $8 million and $0.4 million in 2019 and 2018, respectively, and the total net expense was $25 million in 2017.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the unfunded status related to the defined benefit pension plans and other postretirement benefit plans was $640 million and $563 million, respectively, and is recorded in Other liabilities.

NOTE 12
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
A putative merchant class action in the Eastern District of New York, consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), alleged that provisions in our merchant agreements prohibiting merchants from differentially surcharging our cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. On January 15, 2020, our motion to compel arbitration of claims brought by merchants who accept American Express and to dismiss claims of merchants who do not was granted.
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

For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $190 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business.
COMMITMENTS
Total lease expense includes rent expenses, adjustments for rent concessions, rent escalations and leasehold improvement allowances and is recognized on a straight-line basis over the lease term. Total lease expense for the years ended December 31, 2019, 2018 and 2017 was $151 million, $142 million and $151 million, respectively.

Effective January 1, 2019, we adopted the new accounting guidance on leases (refer to Note 1 for additional details). Lease liabilities are recognized at the present value of the contractual fixed lease payments, discounted using our incremental borrowing rate as of the lease commencement date or upon modification of the lease. For lease liabilities outstanding as of December 31, 2019, the weighted average remaining lease term was 22 years and the weighted average rate used to discount lease commitments was 4 percent.
The following represents the maturities of our outstanding lease commitments as of December 31, 2019:

(Millions)
2020	$134
2021	114
2022	100
2023	89
2024	77
Thereafter	842
Total Outstanding Fixed Lease Payments	$1,356
Less: Amount representing interest	$(573)
Lease Liabilities	$783
As of December 31, 2019, we had $5 billion in commitments outstanding related to agreements with certain cobrand arrangements under which we make payments based primarily on the amount of Card Member spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of cobrand accounts acquired and retained. As of December 31, 2019, we also had certain cobrand arrangements that include commitments based on variables, the values of which are not yet determinable and thus the amount is not quantifiable.

NOTE 13
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
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include:
•Interest rate risk due to changes in the relationship between interest rates on our assets (such as loans, receivables and investment securities) and interest rates on our liabilities (such as debt and deposits); and
•Foreign exchange risk related to earnings, funding, transactions and investments in currencies other than the U.S. dollar.
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
Additionally, in order to mitigate the bilateral counterparty credit risk associated with derivatives, we have in certain instances entered into master netting agreements with our derivative counterparties, which provide a right of offset for certain exposures between the parties. A majority of our derivative assets and liabilities as of December 31, 2019 and 2018 are subject to such master netting agreements with our derivative counterparties, and there are no instances in which management makes an accounting policy election to not net assets and liabilities subject to an enforceable master netting agreement on the Consolidated Balance Sheets. To further mitigate counterparty credit risk, we exercise our rights under executed credit support agreements with the respective derivative counterparties for most of our bilateral interest rate swaps and select foreign exchange contracts. These agreements require that, in the event the fair value change in the net derivatives position between the two parties exceeds certain dollar thresholds, the party in the net liability position posts collateral to its counterparty. All derivative contracts cleared through a central clearinghouse are collateralized to the full amount of the fair value of the contracts.
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of December 31, 2019, these derivatives were not in a significant net liability position. We have no individually significant derivative counterparties and therefore, no significant risk exposure to any single derivative counterparty. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of December 31, 2019 and 2018, no credit risk adjustment to the derivative portfolio was required.

Our derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 14 for a description of our methodology for determining the fair value of derivatives.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of December 31:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts(a)	$185	$34	$—	$74
Net investment hedges - Foreign exchange contracts	24	222	186	61
Total derivatives designated as hedging instruments	209	256	186	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts, including certain embedded derivatives	134	258	254	79
Total derivatives, gross	343	514	440	214
Derivative asset and derivative liability netting(b)	(90)	(90)	(90)	(90)
Cash collateral netting(c) (d)	(185)	(28)	(9)	(78)
Total derivatives, net	$68	$396	$341	$46
(a)For our centrally cleared derivatives, variation margin payments are legally characterized as settlement payments as opposed to collateral.
(b)Represents the amount of netting of derivative assets and derivative liabilities executed with the same counterparty under an enforceable master netting arrangement.
(c)Represents the offsetting of the fair value of bilateral interest rate contracts and certain foreign exchange contracts with the right to cash collateral held from the counterparty or cash collateral posted with the counterparty.
(d)We posted $47 million and $84 million as of December 31, 2019 and 2018, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.
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
Interest Rate Contracts
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $22.6 billion and $24.0 billion of fixed-rate debt obligations designated in fair value hedging relationships as of December 31, 2019 and 2018, respectively.
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

The following table presents the gains and losses associated with the fair value hedges of our fixed-rate long-term debt for the years ended December 31:

	Gains (losses)
(Millions)	2019	2018	2017
	Interest expense (a)	Interest expense (a)	Other, net expenses
Fixed-rate long-term debt	$(458)	$59	$206
Derivatives designated as hedging instruments	462	(43)	(246)
Total	$4	$16	$(40)
(a) We adopted a new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense.
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $22.7 billion and $23.7 billion as of December 31, 2019 and 2018, respectively, including the cumulative amount of fair value hedging adjustments of $217 million and $(241) million for the respective periods.
We recognized net increases of $102 million and $51 million in Interest expense on Long-term debt for the years ended December 31, 2019 and 2018, respectively, and a net reduction of $133 million for the year ended December 31, 2017, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
NET INVESTMENT HEDGES
A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. We primarily designate foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on our investments in non-U.S. subsidiaries. We had notional amounts of approximately $9.8 billion and $9.6 billion of foreign currency derivatives designated as net investment hedges as of December 31, 2019 and 2018, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, were a loss of $140 million, a gain of $328 million and a loss of $370 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gain of $64 million, a net gain of $60 million, and a net loss of $29 million for the years ended December 31, 2019, 2018, and 2017, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income. Included in the net gain of $64 million for the year ended December 31, 2019, is a gain of $3 million, specifically related to a change in the fair value of an embedded derivative. The changes in the fair value of embedded derivatives for the years ended December 31, 2018 and 2017 resulted in losses of $11 million and nil, respectively, that are recognized in Card Member services expense in the Consolidated Statements of Income.

NOTE 14
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
GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:
•Level 1 ― Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.
•Level 2 ― Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
– Quoted prices for similar assets or liabilities in active markets;
– Quoted prices for identical or similar assets or liabilities in markets that are not active;
– Inputs other than quoted prices that are observable for the asset or liability; and
– Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 ― Inputs that are unobservable and reflect our own estimates about the estimates market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). We did not measure any financial instruments presented on the Consolidated Balance Sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018, although the disclosed fair value of certain assets that are not carried at fair value, as presented later in this Note, are classified within Level 3.
We monitor the market conditions and evaluate the fair value hierarchy levels at least quarterly. For the years ended December 31, 2019 and 2018, there were no Level 3 transfers.
FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT FAIR VALUE
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy (as described in the preceding paragraphs), as of December 31:

	2019				2018
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities:(a)
Equity securities	$78	$77	$1	$—	$48	$1	$47	$—
Debt securities	8,328	—	8,328	—	4,599	—	4,599	—
Derivatives, gross(a)	343	—	343	—	514	—	514	—
Total Assets	8,749	77	8,672	—	5,161	1	5,160	—
Liabilities:
Derivatives, gross(a)	440	—	440	—	214	—	214	—
Total Liabilities	$440	$—	$440	$—	$214	$—	$214	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 13 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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
We reaffirm our understanding of the valuation techniques used by our pricing services at least annually. In addition, we corroborate the prices provided by our pricing services by comparing them to alternative pricing sources. In instances where price discrepancies are identified between different pricing sources, we evaluate such discrepancies to ensure that the prices used for our valuation represent the fair value of the underlying investment securities. Refer to Note 4 for additional fair value information.
Derivative Financial Instruments
The fair value of our derivative financial instruments is estimated internally by using third-party pricing models, where the inputs to those models are readily observable from active markets. The pricing models used are consistently applied and reflect the contractual terms of the derivatives as described below. We reaffirm our understanding of the valuation techniques at least annually and validate the valuation output on a quarterly basis. Our derivative instruments are classified within Level 2 of the fair value hierarchy.
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
Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of our credit quality or that of our counterparties. We consider the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 13 for additional fair value information.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES CARRIED AT OTHER THAN FAIR VALUE
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of December 31, 2019 and 2018. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of December 31, 2019 and 2018, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

2019 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$24	$24	$23	$1	$—
Other financial assets(b)	60	60	—	60	—
Financial assets carried at other than fair value
Loans, net(c)	90	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	92	92	—	92	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	10	10	—	10	—
Long-term debt(c)	$58	$60	$—	$60	$—

2018 (Billions)	Carrying Value	Corresponding Fair Value Amount
		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents(a)	$27	$27	$26	$1	$—
Other financial assets(b)	58	58	—	58	—
Financial assets carried at other than fair value
Loans, net(c)	83	84	—	—	84

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	81	81	—	81	—
Financial liabilities carried at other than fair value
Certificates of deposit(d)	13	13	—	13	—
Long-term debt(c)	$58	$59	$—	$59	$—
(a)Level 2 amounts reflect time deposits and short-term investments.
(b)Includes Card Member receivables (including fair values of Card Member receivables of $8.2 billion and $8.5 billion held by a consolidated VIE as of December 31, 2019 and 2018, respectively), other receivables, restricted cash and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $32.0 billion and $33.0 billion as of December 31, 2019 and 2018, respectively, and the fair values of Long-term debt were $19.8 billion and $19.4 billion as of December 31, 2019 and 2018, respectively.
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
NONRECURRING FAIR VALUE MEASUREMENTS
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the years ended December 31, 2019 and 2018, we did not have any material assets that were measured at fair value due to impairment and there were no material fair value adjustments for equity investments without readily determinable fair values.

NOTE 15
GUARANTEES
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $29 million, respectively, as of December 31, 2019, and $1 billion and $46 million, respectively, as of December 31, 2018, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
NOTE 16
COMMON AND PREFERRED SHARES
The following table shows authorized shares and provides a reconciliation of common shares issued and outstanding for the years ended December 31:

(Millions, except where indicated)	2019	2018	2017
Common shares authorized (billions)(a)	3.6	3.6	3.6
Shares issued and outstanding at beginning of year	847	859	904
Repurchases of common shares	(40)	(15)	(50)
Other, primarily stock option exercises and restricted stock awards granted	3	3	5
Shares issued and outstanding as of December 31	810	847	859
(a)Of the common shares authorized but unissued as of December 31, 2019, approximately 19 million shares are reserved for issuance under employee stock and employee benefit plans.
On September 23, 2019, the Board of Directors authorized the repurchase of up to 120 million common shares from time to time, subject to market conditions and in accordance with our capital plans. This authorization replaced the prior repurchase authorization and does not have an expiration date. During 2019, 2018 and 2017, we repurchased 40 million common shares with a cost basis of $4.6 billion, 15 million common shares with a cost basis of $1.6 billion, and 50 million common shares with a cost basis of $4.3 billion, respectively. The cost basis includes commissions paid of $6.2 million, $2.2 million and $2.9 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, we had approximately 109 million common shares remaining under the Board share repurchase authorization.
Common shares are generally retired by us upon repurchase (except for 2.6 million, 2.7 million and 2.9 million shares held as treasury shares as of December 31, 2019, 2018 and 2017, respectively); retired common shares and treasury shares are excluded from the shares outstanding in the table above. The treasury shares, with a cost basis of $292 million, $207 million and $217 million as of December 31, 2019, 2018 and 2017, respectively, are included as a reduction to Additional paid-in capital in Shareholders’ equity on the Consolidated Balance Sheets.

PREFERRED SHARES
The Board of Directors is authorized to permit us to issue up to 20 million Preferred Shares at a par value of $1.66 2/3 without further shareholder approval. We have the following perpetual Fixed Rate/Floating Rate Noncumulative Preferred Share series issued and outstanding as of December 31, 2019:

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
(a)The date on which dividends convert from a fixed-rate calculation to a floating rate calculation.
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
There were no warrants issued and outstanding as of December 31, 2019, 2018 and 2017.

NOTE 17
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
AOCI is a balance sheet item in Shareholders’ equity on the Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three years ended December 31 were as follows:

(Millions), net of tax	Net Unrealized Gains (Losses) on Investment Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$7	$(2,262)	$(529)	$(2,784)
Net unrealized losses	(7)	—	—	(7)
Decrease due to amounts reclassified into earnings	—	(7)	—	(7)
Net translation gains on investments in foreign operations (a)	—	678	—	678
Net losses related to hedges of investments in foreign operations	—	(370)	—	(370)
Pension and other postretirement benefits	—	—	62	62
Net change in accumulated other comprehensive (loss) income	(7)	301	62	356
Balance as of December 31, 2017	—	(1,961)	(467)	(2,428)
Net unrealized losses	(10)	—	—	(10)
Net translation losses on investments in foreign operations	—	(500)	—	(500)
Net gain related to hedges of investments in foreign operations	—	328	—	328
Pension and other postretirement benefits	—	—	11	11
Other	2	—	—	2
Net change in accumulated other comprehensive (loss) income	(8)	(172)	11	(169)
Balance as of December 31, 2018	(8)	(2,133)	(456)	(2,597)
Net unrealized gains	41	—	—	41
Net translation gains on investments in foreign operations	—	84	—	84
Net losses related to hedges of investments in foreign operations	—	(140)	—	(140)
Pension and other postretirement benefits	—	—	(125)	(125)
Net change in accumulated other comprehensive (loss) income	41	(56)	(125)	(140)
Balance as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
(a)Includes $289 million of recognized tax benefits in the year ended December 31, 2017 (refer to Note 20).
The following table shows the tax impact for the years ended December 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
(Millions)	2019	2018	2017
Net unrealized investment securities	$12	$(2)	$(4)
Net translation on investments in foreign operations(a)	24	(44)	(172)
Net hedges of investments in foreign operations	(43)	107	(215)
Pension and other postretirement benefits	(38)	9	7
Total tax impact	$(45)	$70	$(384)
(a)Includes $289 million of recognized tax benefits in the year ended December 31, 2017 (refer to Note 20).
The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Income for the years ended December 31:

		Gains (losses) recognized in earnings
Description (Millions)	Income Statement Line Item	2019	2018	2017
Foreign currency translation adjustments
Reclassification of translation adjustments and related hedges	Other expenses	$—	$1	$(7)
Related income tax	Income tax provision	—	(1)	14
Reclassification of foreign currency translation adjustments		$—	$—	$7

NOTE 18
OTHER FEES AND COMMISSIONS AND OTHER EXPENSES
The following is a detail of Other fees and commissions for the years ended December 31:

(Millions)	2019	2018	2017
Fees charged to Card Members:
Delinquency fees	$1,028	$959	$888
Foreign currency conversion fee revenue	982	921	851
Other customer fees:
Loyalty coalition-related fees	456	461	452
Travel commissions and fees	424	395	364
Service fees and other(a)	407	417	435
Total Other fees and commissions	$3,297	$3,153	$2,990
(a)Other includes Membership Rewards program fees that are not related to contracts with customers.
The following is a detail of Other expenses for the years ended December 31:

(Millions)	2019	2018	2017
Professional services	$2,091	$2,125	$2,040
Occupancy and equipment	2,168	2,033	2,018
Other(a)	1,609	1,513	1,576
Total Other expenses	$5,868	$5,671	$5,634
(a)Other expense primarily includes general operating expenses, communication expenses, Card Member and merchant-related fraud losses, litigation expenses, other non-income taxes and unrealized gains and losses on certain equity investments. For the year ended December 31, 2018, Other expense also includes the loss on a transaction involving the operations of our prepaid reloadable and gift card business. For the year ended December 31, 2017, Other expense also includes charges related to our U.S. loyalty coalition and prepaid businesses.

NOTE 19
RESTRUCTURING
We periodically initiate restructuring programs to support new business strategies and to enhance our overall effectiveness and efficiency. In connection with these programs, we will typically incur severance and other exit costs.
We had $135 million, $69 million and $199 million accrued in total restructuring reserves as of December 31, 2019, 2018 and 2017, respectively. New charges, including net revisions to existing restructuring reserves, which primarily relate to the redeployment of displaced colleagues to other positions, were $125 million, $(23) million and $42 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Cumulatively, we recognized $424 million relating to the restructuring programs that were in progress during 2019 and initiated at various dates between 2014 and 2019, the majority of which has been reflected within Corporate & Other.

NOTE 20
INCOME TAXES
The Tax Act, enacted on December 22, 2017, made broad and complex changes to the U.S. federal corporate income tax rules. Most notably, effective January 1, 2018, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35 percent to 21 percent, introduced a territorial tax system in which future dividends paid from earnings outside the United States to a U.S. corporation are not subject to U.S. federal taxation and imposed new U.S. federal corporate income taxes on certain foreign operations.
The components of income tax expense for the years ended December 31 included in the Consolidated Statements of Income were as follows:

(Millions)	2019	2018	2017
Current income tax expense:
U.S. federal	$1,108	$70	$3,408
U.S. state and local	276	150	259
Non-U.S.	437	681	387
Total current income tax expense	1,821	901	4,054
Deferred income tax (benefit) expense:
U.S. federal	(58)	276	544
U.S. state and local	(31)	78	(12)
Non-U.S.	(62)	(54)	91
Total deferred income tax (benefit) expense	(151)	300	623
Total income tax expense	$1,670	$1,201	$4,677
A reconciliation of the U.S. federal statutory rate of 21 percent as of both December 31, 2019 and 2018, and 35 percent as of December 31, 2017, to our actual income tax rate was as follows:

	2019	2018	2017
U.S. statutory federal income tax rate	21.0%	21.0%	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1.9)	(1.7)	(1.7)
State and local income taxes, net of federal benefit	2.8	2.8	2.3
Non-U.S. subsidiaries' earnings(a)	(0.7)	(0.5)	(5.7)
Tax settlements(b)	(0.3)	(1.9)	(0.7)
U.S. Tax Act(c)	—	(1.1)	34.8
U.S. Tax Act - related adjustments(d)	—	(3.2)	—
Other	(1.1)	(0.6)	(1.0)
Actual tax rates	19.8%	14.8%	63.0%
(a)2017 primarily included tax benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were previously deemed to be reinvested indefinitely. In addition, 2017 included tax benefits of $156 million, which decreased the actual tax rate by 2.1 percent, related to the realization of certain foreign tax credits.
(b)2018 primarily included a settlement of the IRS examination for tax years 2008-2014, as well as the resolution of certain tax matters in various jurisdictions.
(c)2017 included a $2.6 billion provisional charge for the impacts of the Tax Act and the adjustments thereto are included in 2018.
(d)Related to changes to the tax method of accounting for certain expenses.

We record a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax return purposes. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

The significant components of deferred tax assets and liabilities as of December 31 are reflected in the following table:

(Millions)	2019	2018
Deferred tax assets:
Reserves not yet deducted for tax purposes	$2,633	$2,612
Employee compensation and benefits	365	360
Other	536	431
Gross deferred tax assets	3,534	3,403
Valuation allowance	(66)	(61)
Deferred tax assets after valuation allowance	3,468	3,342
Deferred tax liabilities:
Intangibles and fixed assets	1,279	1,083
Deferred revenue	315	435
Deferred interest	162	171
Investment in joint ventures	122	137
Other	129	210
Gross deferred tax liabilities	2,007	2,036
Net deferred tax assets	$1,461	$1,306
A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax assets will not be realized. The valuation allowances as of December 31, 2019 and 2018 are associated with net operating losses and other deferred tax assets in certain non-U.S. operations.
Accumulated earnings of certain non-U.S. subsidiaries, which totaled approximately $0.7 billion as of December 31, 2019, are intended to be permanently reinvested outside the U.S. We do not provide for state income and foreign withholding taxes on foreign earnings intended to be permanently reinvested outside the U.S. Accordingly, state income and foreign withholding taxes, which would have aggregated to approximately $0.1 billion as of December 31, 2019, have not been provided on those earnings.
Net income taxes paid by us during 2019, 2018 and 2017, were approximately $1.7 billion, $2.0 billion and $1.4 billion, respectively. These amounts include estimated tax payments and cash settlements relating to prior tax years.
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
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. Tax years from 2016 onwards are open for examination by the IRS.

The following table presents changes in unrecognized tax benefits:

(Millions)	2019	2018	2017
Balance, January 1	$701	$821	$974
Increases:
Current year tax positions	66	152	200
Tax positions related to prior years	78	47	39
Effects of foreign currency translations	10	—	—
Decreases:
Tax positions related to prior years(a)	(14)	(74)	(289)
Settlements with tax authorities(b)	(40)	(192)	(77)
Lapse of statute of limitations	(75)	(44)	(26)
Effects of foreign currency translations	—	(9)	—
Balance, December 31	$726	$701	$821
(a)Decrease in 2017 due to the resolution with the IRS of an uncertain tax position in January 2017, which resulted in the recognition of $289 million in AOCI.
(b) 2018 included a settlement of the IRS examination for tax years 2008-2014 and the resolution of certain tax matters in various jurisdictions.
Included in the unrecognized tax benefits of $0.7 billion, $0.7 billion and $0.8 billion for December 31, 2019, 2018 and 2017, respectively, are approximately $623 million, $599 million and $723 million, respectively, that, if recognized, would favorably affect the effective tax rate in a future period.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $113 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $113 million of unrecognized tax benefits, approximately $96 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.
Interest and penalties relating to unrecognized tax benefits are reported in the income tax provision. For the year ended December 31, 2019, we recognized approximately $5 million in expenses for interest and penalties. For the years ended December 31, 2018 and 2017, we recognized benefits of approximately $18 million and $90 million, respectively, for interest and penalties. The interest expense benefit in 2017 includes approximately $56 million related to the resolution of an uncertain tax position with the IRS in January 2017, which had no net impact on the income tax provision.
We had approximately $70 million and $65 million accrued for the payment of interest and penalties as of December 31, 2019 and 2018, respectively.

NOTE 21
EARNINGS PER COMMON SHARE (EPS)
The computations of basic and diluted EPS for the years ended December 31 were as follows:

(Millions, except per share amounts)	2019	2018	2017
Numerator:
Basic and diluted:
Net income	$6,759	$6,921	$2,748
Preferred dividends	(81)	(80)	(81)
Net income available to common shareholders	6,678	6,841	2,667
Earnings allocated to participating share awards(a)	(47)	(54)	(21)
Net income attributable to common shareholders	$6,631	$6,787	$2,646
Denominator:(a)
Basic: Weighted-average common stock	828	856	883
Add: Weighted-average stock options(b)	2	3	3
Diluted	830	859	886
Basic EPS	$8.00	$7.93	$3.00
Diluted EPS	$7.99	$7.91	$2.99
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.2 million, 0.7 million and 0.6 million of options for the years ended December 31, 2019, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

NOTE 22
REGULATORY MATTERS AND CAPITAL ADEQUACY
We are supervised and regulated by the Board of Governors of the Federal Reserve System (the Federal Reserve) and are subject to the Federal Reserve’s requirements for risk-based capital and leverage ratios. Our U.S. bank subsidiary, American Express National Bank (AENB), is subject to supervision and regulation, including regulatory capital and leverage requirements, by the Office of the Comptroller of the Currency (OCC).
Under the risk-based capital guidelines of the Federal Reserve, we are required to maintain minimum ratios of CET1, Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as a minimum Tier 1 leverage ratio (Tier 1 capital to average adjusted on-balance sheet assets).
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators, that, if undertaken, could have a direct material effect on our operating activities.
As of December 31, 2019 and 2018, we met all capital requirements to which we were subject and maintained regulatory capital ratios in excess of those required to qualify as well capitalized.
The following table presents the regulatory capital ratios:

(Millions, except percentages)	CET 1 capital	Tier 1 capital	Total capital	CET 1 Capital ratio	Tier 1 capital ratio	Total capital ratio	Tier 1 leverage ratio	Supplementary Leverage Ratio
December 31, 2019: (a)
American Express Company	$18,056	$19,628	$22,213	10.7%	11.6%	13.2%	10.2%	8.8%
American Express National Bank	$13,600	$13,600	$15,688	13.4%	13.4%	15.4%	11.1%	9.3%
December 31, 2018:(a)
American Express Company	$17,498	$19,070	$21,653	11.0%	12.0%	13.6%	10.4%	8.9%
American Express National Bank	$11,564	$11,564	$13,574	12.1%	12.1%	14.2%	9.9%	8.2%
Well-capitalized ratios(b)				6.5%	8.0%	10.0%	5.0%	N/A
Basel III Standards 2019(c)				7.0%	8.5%	10.5%	4.0%	3.0%
Minimum capital ratios(d)				4.5%	6.0%	8.0%	4.0%	3.0%
(a)Capital ratios are reported using Basel III capital definitions, inclusive of transition provisions for the capital ratios and risk-weighted assets using the Basel III standardized approach.
(b)Represents requirements for banking subsidiaries to be considered “well capitalized” pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no CET1 capital ratio, Tier 1 leverage ratio or supplementary leverage ratio (SLR) requirement for a bank holding company to be considered “well capitalized.”
(c)Basel III minimum capital requirement and additional capital conservation buffer as defined by the Federal Reserve and OCC for calendar year 2019. The additional capital conservation buffer does not apply to Tier 1 leverage ratio or SLR.
(d)As defined by the regulations issued by the Federal Reserve and OCC.
RESTRICTED NET ASSETS OF SUBSIDIARIES
Certain of our subsidiaries are subject to restrictions on the transfer of net assets under debt agreements and regulatory requirements. These restrictions have not had any effect on our shareholder dividend policy and management does not anticipate any impact in the future. Procedures exist to transfer net assets between the Company and its subsidiaries, while ensuring compliance with the various contractual and regulatory constraints. As of December 31, 2019, the aggregate amount of net assets of subsidiaries that are restricted to be transferred was approximately $10.0 billion.
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

In addition, the Capital Rules include a capital conservation buffer of 2.5 percent as of December 31, 2019, which can be satisfied only with CET1 capital. If our risk-based capital ratios were to fall below the applicable buffer levels, we would be subject to certain restrictions on dividends, stock repurchases and other capital distributions, as well as discretionary bonus payments to executive officers.
BANK DIVIDEND RESTRICTIONS
In the year ended December 31, 2019, AENB paid dividends from retained earnings to its parent of $3.9 billion.
AENB is limited in its ability to pay dividends by banking statutes, regulations and supervisory policy. In general, applicable federal and state banking laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as AENB, from making dividend distributions if such distributions are not paid out of available retained earnings or would cause the institution to fail to meet capital adequacy standards. AENB must maintain a capital conservation buffer. If AENB's risk-based capital ratios do not satisfy minimum requirements plus the combined capital conservation buffer, it will face graduated constraints on dividends and other capital distributions based on the amount of the shortfall. As of December 31, 2019, AENB's retained earnings available for the payment of dividends was $4.9 billion. In determining the dividends to pay its parent, AENB must also consider the effects on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies. In addition, AENB's banking regulators have authority to limit or prohibit the payment of a dividend by AENB under a number of circumstances, including if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

NOTE 23
SIGNIFICANT CREDIT CONCENTRATIONS
Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to American Express’ total credit exposure. Our customers operate in diverse industries, economic sectors and geographic regions.
The following table details our maximum credit exposure of the on-balance sheet assets by category as of December 31:

(Billions)	2019	2018
Individuals(a)	$131	$123
Financial Services(b)	26	30
Institutions(c)	20	20
U.S. Government and agencies(d)	8	4
Total on-balance sheet	$185	$177
(a)Primarily reflects loans and receivables from global consumer and small business Card Members, which are governed by individual credit risk management.
(b)Represents banks, broker-dealers, insurance companies and savings and loan associations.
(c)Primarily reflects loans and receivables from global corporate Card Members, which are governed by institutional credit risk management.
(d)Represent debt obligations of the U.S. Government and its agencies, states and municipalities and government-sponsored entities.
As of December 31, 2019 and 2018, our most significant concentration of credit risk was with individuals, including Card Member loans and receivables. These amounts are generally advanced on an unsecured basis. However, we review each potential customer’s credit application and evaluate the applicant’s financial history and ability and willingness to repay. We also consider credit performance by customer tenure, industry and geographic location in managing credit exposure.
The following table details our Card Member loans and receivables exposure (including unused lines-of-credit available to Card Members as part of established lending product agreements) in the United States and outside the United States as of December 31:

(Billions)	2019	2018
On-balance sheet:
U.S.	$115	$111
Non-U.S.	30	27
On-balance sheet	145	138
Unused lines-of-credit:(a)
U.S.	245	249
Non-U.S.	61	53
Total unused lines-of-credit	$306	$302
(a)Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit, and therefore are not reflected in unused credit available to Card Members.

NOTE 24
REPORTABLE OPERATING SEGMENTS AND GEOGRAPHIC OPERATIONS
REPORTABLE OPERATING SEGMENTS
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
The following is a brief description of the primary business activities of our three reportable operating segments:
•Global Consumer Services Group (GCSG) primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
•Global Commercial Services (GCS) primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
•Global Merchant and Network Services (GMNS) operates a global payments network that processes and settles card transactions, acquires merchants and provides multi-channel marketing programs and capabilities, services and data analytics, leveraging our global integrated network. GMNS manages our partnership relationships with third-party card issuers, merchant acquirers and a prepaid reloadable and gift card program manager, licensing the American Express brand and extending the reach of the global network. GMNS also manages loyalty coalition businesses in certain countries.
Corporate functions and certain other businesses and operations are included in Corporate & Other.
During 2019, we moved intercompany assets and liabilities, previously recorded in the operating segments, to Corporate & Other. Prior period amounts have been revised to conform to the current period presentation.

The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the years ended December 31, 2019, 2018 and 2017:

(Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other(a)	Consolidated
2019
Non-interest revenues	$15,972	$12,623	$6,252	$89	$34,936
Revenue from contracts with customers(b)	11,041	10,891	6,215	12	28,159
Interest income	9,413	1,900	28	743	12,084
Interest expense	1,806	995	(365)	1,028	3,464
Total revenues net of interest expense	23,579	13,528	6,645	(196)	43,556
Total provisions	2,636	917	20	—	3,573
Pretax income (loss) from continuing operations	4,024	3,066	3,148	(1,809)	8,429
Income tax provision (benefit)	762	590	736	(418)	1,670
Net income (loss)	3,262	2,476	2,412	(1,391)	6,759
Total assets (billions)	$106	$53	$18	$21	$198
2018
Non-interest revenues	$14,675	$11,882	$6,069	$49	$32,675
Revenue from contracts with customers(b)	10,294	10,309	5,988	16	26,607
Interest income	8,323	1,621	30	632	10,606
Interest expense	1,542	827	(294)	868	2,943
Total revenues net of interest expense	21,456	12,676	6,393	(187)	40,338
Total provisions	2,430	899	22	1	3,352
Pretax income (loss) from continuing operations	3,714	2,895	2,844	(1,331)	8,122
Income tax provision (benefit)	637	555	704	(695)	1,201
Net income (loss)	3,077	2,340	2,140	(636)	6,921
Total assets (billions)	$102	$51	$16	$20	$189
2017
Non-interest revenues	$13,378	$10,942	$6,025	$82	$30,427
Revenue from contracts with customers(b)	9,448	9,471	5,846	15	24,780
Interest income	6,789	1,361	42	371	8,563
Interest expense	1,047	595	(188)	658	2,112
Total revenues net of interest expense	19,120	11,708	6,255	(205)	36,878
Total provisions	1,996	743	16	5	2,760
Pretax income (loss) from continuing operations	3,645	2,843	2,645	(1,708)	7,425
Income tax provision	1,053	914	857	1,853	4,677
Net income (loss)	2,592	1,929	1,788	(3,561)	2,748
Total assets (billions)	$95	$49	$20	$17	$181
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
GEOGRAPHIC OPERATIONS
The following table presents our total revenues net of interest expense and pretax income (loss) from continuing operations in different geographic regions based, in part, upon internal allocations, which necessarily involve management’s judgment:

(Millions)	United States	EMEA(a)	JAPA(a)	LACC(a)	Other Unallocated(b)	Consolidated
2019
Total revenues net of interest expense	$32,557	$4,465	$3,915	$2,816	$(197)	$43,556
Pretax income (loss) from continuing operations	7,262	1,243	833	903	(1,812)	8,429
2018
Total revenues net of interest expense	$29,864	$4,419	$3,656	$2,584	$(185)	$40,338
Pretax income (loss) from continuing operations	6,696	1,212	764	782	(1,332)	8,122
2017
Total revenues net of interest expense	$27,187	$3,927	$3,464	$2,505	$(205)	$36,878
Pretax income (loss) from continuing operations	6,412	1,150	763	806	(1,706)	7,425
(a)EMEA represents Europe, the Middle East and Africa; JAPA represents Japan, Asia/Pacific and Australia; and LACC represents Latin America, Canada and the Caribbean.
(b)Other Unallocated includes net costs which are not directly allocated to specific geographic regions, including costs related to the net negative interest spread on excess liquidity funding and executive office operations expenses.

NOTE 25
PARENT COMPANY
PARENT COMPANY – CONDENSED STATEMENTS OF INCOME

Years Ended December 31 (Millions)	2019	2018	2017
Revenues
Non-interest revenues
Other	$598	$426	$358
Total non-interest revenues	598	426	358
Interest income	692	422	258
Interest expense	902	615	493
Total revenues net of interest expense	388	233	123
Expenses
Salaries and employee benefits	366	336	362
Other	816	607	553
Total expenses	1,182	943	915
Pretax loss	(794)	(710)	(792)
Income tax benefit	(282)	(179)	(354)
Net loss before equity in net income of subsidiaries and affiliates	(512)	(531)	(438)
Equity in net income of subsidiaries and affiliates	7,271	7,452	3,186
Net income	$6,759	$6,921	$2,748
PARENT COMPANY – CONDENSED BALANCE SHEETS

As of December 31 (Millions)	2019	2018
Assets
Cash and cash equivalents	$4,430	$3,287
Equity in net assets of subsidiaries and affiliates	23,165	22,298
Loans to subsidiaries and affiliates	22,350	17,945
Due from subsidiaries and affiliates	1,168	1,783
Other assets	223	297
Total assets	51,336	45,610
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	2,197	1,961
Due to subsidiaries and affiliates	609	577
Debt with subsidiaries and affiliates	1,091	2,591
Long-term debt	24,368	18,191
Total liabilities	28,265	23,320
Shareholders’ Equity
Total shareholders’ equity	23,071	22,290
Total liabilities and shareholders’ equity	$51,336	$45,610

PARENT COMPANY – CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$6,759	$6,921	$2,748
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net income of subsidiaries and affiliates	(7,271)	(7,452)	(3,186)
Dividends received from subsidiaries and affiliates	6,370	3,222	5,755
Other operating activities, primarily with subsidiaries and affiliates	1,315	(257)	659
Net cash provided by operating activities	7,173	2,434	5,976
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	1	—	—
Loans to subsidiaries and affiliates	(4,405)	(6,281)	(4,044)
Investments in subsidiaries and affiliates	(15)	(30)	—
Other investing activities	82	—	—
Net cash used in investing activities	(4,337)	(6,311)	(4,044)
Cash Flows from Financing Activities
Proceeds from long-term debt	6,469	9,350	5,900
Payments of long-term debt	(641)	(3,850)	(1,500)
Short-term debt of subsidiaries and affiliates	(1,500)	(140)	(1,313)
Issuance of American Express common shares	86	87	129
Repurchase of American Express common shares and other	(4,685)	(1,685)	(4,400)
Dividends paid	(1,422)	(1,324)	(1,251)
Net cash (used in) provided by financing activities	(1,693)	2,438	(2,435)
Net increase (decrease) in cash and cash equivalents	1,143	(1,439)	(503)
Cash and cash equivalents at beginning of year	3,287	4,726	5,229
Cash and cash equivalents at end of year	$4,430	$3,287	$4,726

NOTE 26
QUARTERLY FINANCIAL DATA (UNAUDITED)

(Millions, except per share amounts)	2019				2018
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Total revenues net of interest expense	$11,365	$10,989	$10,838	$10,364	$10,474	$10,144	$10,002	$9,718
Pretax income	1,986	2,266	2,219	1,958	1,831	2,118	2,091	2,082
Net income	1,693	1,755	1,761	1,550	2,010	1,654	1,623	1,634
Earnings Per Common Share — Basic:
Net income attributable to common shareholders(a)	2.04	2.09	2.07	1.81	2.33	1.89	1.85	1.86
Earnings Per Common Share — Diluted:
Net income attributable to common shareholders(a)	2.03	2.08	2.07	1.80	2.32	1.88	1.84	1.86
Cash dividends declared per common share	$0.43	$0.43	$0.39	$0.39	$0.39	$0.39	$0.35	$0.35
(a)Represents net income, less (i) earnings allocated to participating share awards of $12 million, $11 million, $13 million and $11 million for the quarters ended December 31, September 30, June 30 and March 31, 2019, respectively, and $16 million, $13 million, $12 million and $13 million for the quarters ended December 31, September 30, June 30 and March 31, 2018, respectively, and (ii) dividends on preferred shares of $20 million, $21 million, $19 million and $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2019, respectively, and $19 million, $20 million, $20 million and $21 million for the quarters ended December 31, September 30, June 30 and March 31, 2018, respectively.

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
“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 are set forth in “Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEMS 10, 11, 12 and 13.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We expect to file with the SEC in March 2020 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held May 5, 2020, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
•Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Our Board’s Independence”
•Information included under the caption “Corporate Governance at American Express — Our Board Committees — Board Committee Responsibilities”
•Information included under the caption “Corporate Governance at American Express — Our Corporate Governance Framework — Director Attendance”
•Information included under the caption “Corporate Governance at American Express — Compensation of Directors”
•Information included under the caption “Stock Ownership Information”
•Information included under the caption “Corporate Governance at American Express — Item 1 — Election of Directors for a Term of One Year”
•Information included under the caption “Executive Compensation”
•Information under the caption “Corporate Governance at American Express — Certain Relationships and Transactions”
•Information under the caption “Stock Ownership Information — Delinquent Section 16(a) Reports”
In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Information About Our Executive Officers” in this Report.
We have adopted a set of Corporate Governance Principles, which together with the charters of the four standing committees of the Board of Directors (Audit and Compliance; Compensation and Benefits; Nominating, Governance and Public Responsibility; and Risk), our Code of Conduct (which constitutes our code of ethics) and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for our governance. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all our other colleagues) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations website at http://ir.americanexpress.com. We also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Controller, on our website. You may also access our Investor Relations website through our main website at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this Report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our headquarters.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the heading “Item 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services,” which will appear in our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 5, 2020, is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
1. Financial Statements:
See the “Index to Consolidated Financial Statements” under “Financial Statements and Supplementary Data.”
2.  Financial Statement Schedules:
All schedules are omitted since the required information is either not applicable, not deemed material, or shown in the Consolidated Financial Statements.
3. Exhibits:
The following exhibits are filed as part of this report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.43 are management contracts or compensatory plans or arrangements.

3.1
Company's Amended and Restated Certificate of Incorporation as amended through February 27, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2015).

3.2	Company's By-Laws, as amended through September 26, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated September 26, 2016).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

*4.2	Description of American Express Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.28
Tenth Amendment to the American Express Retirement Restoration Plan (f/k/a Supplemental Retirement Plan) (dated December 17, 2018) (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2018).

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

10.36	American Express Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 2, 2016).

10.37
Form of nonqualified stock option award agreement for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after May 2, 2016) (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2016).

10.38
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

*10.41
Amendment to the Form of nonqualified stock option award agreement and Form of restricted stock unit award for executive officers under the American Express Company 2016 Incentive Compensation Plan (for awards made after January 29, 2020).

*10.42	Form of notice agreement in connection with Annual Incentive Awards under the American Express Company 2016 Incentive Compensation Plan.

10.43
Contract of Employment, dated March 11, 2018, by and between American Express Services Europe Limited and Anna Marrs (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2019).

10.44
Restated Letter Agreement, dated May 6, 2019, between American Express Company and Berkshire Hathaway Inc., on behalf of itself and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 6, 2019).

10.45
Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2017).

10.46
Amendment No. 1, dated March 29, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2019).

10.47
Amendment No. 2, dated July 26, 2019, to the Time Sharing Agreement, dated February 13, 2018, by and between American Express Travel Related Services Company, Inc. and Stephen J. Squeri (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2019).

*21	Subsidiaries of the Company.

*23	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Stephen J. Squeri, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Jeffrey C. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY
/s/ JEFFREY C. CAMPBELL
Jeffrey C. Campbell Chief Financial Officer
February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ STEPHEN J. SQUERI	/s/ MICHAEL O. LEAVITT
Stephen J. Squeri Chairman, Chief Executive Officer and Director	Michael O. Leavitt Director

/s/ JEFFREY C. CAMPBELL	/s/ THEODORE J. LEONSIS
Jeffrey C. Campbell Chief Financial Officer	Theodore J. Leonsis Director

/s/ RICHARD PETRINO	/s/ KAREN L. PARKHILL
Richard Petrino Executive Vice President and Corporate Controller (Principal Accounting Officer)	Karen L. Parkhill Director

/s/ CHARLENE BARSHEFSKY	/s/ LYNN A. PIKE
Charlene Barshefsky Director	Lynn A. Pike Director

/s/ JOHN J. BRENNAN	/s/ DANIEL L. VASELLA
John J. Brennan Director	Daniel L. Vasella Director

/s/ PETER CHERNIN	/s/ RONALD A. WILLIAMS
Peter Chernin Director	Ronald A. Williams Director

/s/ RALPH DE LA VEGA	/s/ CHRISTOPHER D. YOUNG
Ralph de la Vega Director	Christopher D. Young Director

/s/ ANNE LAUVERGEON
Anne Lauvergeon Director
February 13, 2020

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

	2019			2018			2017
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S.	$22,552	$527	2.3%	$25,001	$491	2.0%	$24,510	$277	1.1%
Non-U.S.	2,085	48	2.3	1,830	33	1.8	1,773	17	1.0
Federal funds sold and securities purchased under agreements to resell
U.S.	19	3	15.8	—	—	—	—	—	—
Non-U.S.	56	6	10.7	58	7	12.1	80	6	7.5
Short-term investment securities
U.S.	26	1	3.8	3	—	—	182	1	0.5
Non-U.S.	93	1	1.1	149	1	0.7	1,070	7	0.7
Card Member loans (c)
U.S.	72,422	9,452	13.1	66,620	8,387	12.6	58,853	6,894	11.7
Non-U.S.	10,362	1,400	13.5	9,136	1,206	13.2	7,847	1,038	13.2
Other loans (c)
U.S.	4,101	413	10.1	3,110	312	10.0	1,887	195	10.3
Non-U.S.	170	43	25.3	145	36	24.8	148	27	18.2
Taxable investment securities(d)
U.S.	6,335	147	2.3	3,025	68	2.2	1,216	24	2.0
Non-U.S.	589	27	4.6	562	23	4.1	547	17	3.1
Non-taxable investment securities (d)
U.S.	237	11	5.9	855	25	3.7	1,510	48	4.9
Other assets (e)
Primarily U.S.	17	5	n.m.	1	17	n.m.	1	12	n.m.
Total interest-earning assets (f)	$119,064	$12,084	10.2%	$110,495	$10,606	9.6%	$99,624	$8,563	8.6%
U.S.	105,709	10,559		98,615	9,300		88,159	7,451
Non-U.S.	13,355	1,525		11,880	1,306		11,465	1,112
n.m. Denotes rates determined to not be meaningful.
(a)Averages based on month-end balances.
(b)Amounts include (i) average interest-bearing restricted cash balances of $580 million, $663 million and $868 million for 2019, 2018 and 2017, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.
(c)Average non-accrual loans were included in the average Card Member loan balances in amounts of $307 million, $230 million and $187 million in U.S. for 2019, 2018 and 2017, respectively. Average other loan balances for U.S. include average non-accrual loans of $7 million, $4 million and $3 million for 2019, 2018 and 2017, respectively. Average non-accrual loans are considered to determine the average yield on loans.
(d)Average yields for both taxable and non-taxable investment securities have been calculated using amortized cost balances and do not include changes in fair value recorded in other comprehensive loss. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 21 percent for both 2019 and 2018 and 35 percent for 2017.
(e)Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated income.
(f)The average yield on total interest-earning assets is adjusted for the impacts of the items mentioned in footnote (d).

Years Ended December 31, (Millions, except percentages)	2019 Average Balance (a)	2018 Average Balance (a)	2017 Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$2,842	$2,793	$2,393
Non-U.S.	732	527	489
Card Member receivables, net
U.S.	27,724	26,435	21,262
Non-U.S.	28,040	27,100	27,621
Reserves for Card Member and other loans losses
U.S.	(2,057)	(1,740)	(1,264)
Non-U.S.	(258)	(217)	(177)
Other assets (b)
U.S.	12,689	12,351	12,462
Non-U.S.	5,593	5,077	5,000
Total non-interest-earning assets	75,305	72,326	67,786
U.S.	41,198	39,839	34,853
Non-U.S.	34,107	32,487	32,933
Total assets	$194,369	$182,821	$167,410
U.S.	146,908	138,454	123,012
Non-U.S.	47,461	44,367	44,398

Percentage of total average assets attributable to non-U.S. activities	24.4%	24.3%	26.5%
(a)Averages based on month-end balances.
(b)Includes premises and equipment, net of accumulated depreciation and amortization.

	2019			2018			2017
Years Ended December 31, (Millions, except percentages)	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.
Savings	$59,087	$1,247	2.1%	$50,499	$919	1.8%	$42,134	$471	1.1%
Time	12,179	298	2.4	15,975	357	2.2	14,701	301	2.0
Demand	447	9	2.0	285	6	2.1	215	3	1.4
Non-U.S.
Other time and savings	16	1	6.3	21	1	4.8	17	1	5.9
Other demand	10	4	40.0	12	4	33.3	18	3	16.7
Short-term borrowings
U.S.	407	22	5.4	274	14	5.1	1,188	15	1.3
Non-U.S.	2,621	15	0.6	2,106	19	0.9	2,145	18	0.8
Long-term debt and other (b)
U.S.	57,936	1,859	3.2	54,631	1,613	3.0	51,366	1,281	2.5
Non-U.S.	325	9	2.8	390	10	2.6	725	19	2.6
Total interest-bearing liabilities	$133,028	$3,464	2.6%	$124,193	$2,943	2.4%	$112,509	$2,112	1.9%
U.S.	130,056	3,435		121,664	2,909		109,604	2,071
Non-U.S.	2,972	29		2,529	34		2,905	41

Non-interest-bearing liabilities
Accounts payable
U.S.	7,116			7,120			6,788
Non-U.S.	6,202			6,064			5,254
Customer Deposits(c)
U.S.	385			377			351
Non-U.S.	387			370			331
Other liabilities
U.S.	18,360			18,619			16,366
Non-U.S.	6,079			5,428			4,954
Total non-interest-bearing liabilities	38,529			37,978			34,044
U.S.	25,861			26,116			23,505
Non-U.S.	12,668			11,862			10,539
Total liabilities	171,557			162,171			146,553
U.S.	155,917			147,780			133,109
Non-U.S.	15,640			14,391			13,444
Total shareholders' equity	22,812			20,650			20,857
Total liabilities and shareholders' equity	$194,369			$182,821			$167,410

Percentage of total average liabilities attributable to non-U.S. activities	9.1%			8.9%			9.2%
Interest rate spread			7.6%			7.2%			6.7%
Net interest income and net average yield on interest-earning assets(d)`		$8,620	7.2%		$7,663	6.9%		$6,451	6.5%
(a)Averages based on month-end balances.
(b)Interest expense primarily reflects interest on long-term financing and interest incurred on derivative instruments in qualifying hedging relationships on the hedged debt instruments. Additionally, we adopted new accounting guidance providing targeted improvements to the accounting for hedging activities effective January 1, 2018. In compliance with the standard, amounts previously recorded in Other expenses have been prospectively recorded in Total interest expense.
(c)U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $353 million, $342 million and $314 million for 2019, 2018 and 2017, respectively. Non-U.S. non-interest-bearing Customer deposits include average Card Member credit balances of $381 million, $359 million and $318 million for 2019, 2018 and 2017, respectively.
(d)Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in footnote (d) from the table on A-1.

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

	2019 Versus 2018			2018 Versus 2017
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks
U.S.	$(48)	$84	$36	$6	$208	$214
Non-U.S.	5	10	15	1	15	16
Federal funds sold and securities purchased under agreements to resell
U.S.	—	3	3	—	—	—
Non-U.S.	—	(1)	(1)	(2)	3	1
Short-term investment securities
U.S.	—	1	1	(1)	—	(1)
Non-U.S.	—	—	—	(6)	—	(6)
Card Member loans
U.S.	730	335	1,065	910	583	1,493
Non-U.S.	162	32	194	170	(2)	168
Other loans
U.S.	99	2	101	126	(9)	117
Non-U.S.	6	1	7	(1)	10	9
Taxable investment securities
U.S.	72	7	79	36	8	44
Non-U.S.	1	3	4	1	5	6
Non-taxable investment securities
U.S.	(18)	4	(14)	(17)	(6)	(23)
Other assets
Primarily U.S.	272	(284)	(12)	—	5	5
Change in interest income	1,281	197	1,478	1,223	820	2,043
Interest-bearing liabilities
Customer deposits
U.S.
Savings	156	172	328	94	354	448
Time	(85)	26	(59)	26	30	56
Demand	3	—	3	1	2	3
Non-U.S.
Other time and savings	—	—	—	—	—	—
Other demand	(1)	1	—	(1)	2	1
Short-term borrowings
U.S.	7	1	8	(12)	11	(1)
Non-U.S.	5	(9)	(4)	—	1	1
Long-term debt and other
U.S.	98	148	246	81	251	332
Non-U.S.	(2)	1	(1)	(9)	—	(9)
Change in interest expense	181	340	521	180	651	831
Change in net interest income	$1,100	$(143)	$957	$1,043	$169	$1,212
(a)Refer to footnotes from “Distribution of Assets, Liabilities and Shareholders’ Equity” for additional information.

Loans and Card Member Receivables Portfolios
The following table presents gross loans and Card Member receivables by customer type, segregated between U.S. and non-U.S., based on the domicile of the borrowers. Refer to Notes 2 and 3 to the “Consolidated Financial Statements” for additional information.

December 31, (Millions)	2019	2018	2017	2016	2015
Loans (a) (b)
U.S. loans
Card Member (c)	$76,027	$72,007	$64,542	$58,242	$51,446
Other (d)	4,605	3,666	2,554	1,350	1,073
Non-U.S. loans
Card Member (c)	11,354	9,847	8,857	7,023	7,127
Other (d)	173	134	133	111	201
Total loans	$92,159	$85,654	$76,086	$66,726	$59,847

Card Member receivables (a) (b)
U.S. Card Member receivables
Consumer (e)	28,187	27,558	26,754	24,768	23,255
Commercial (f)	10,827	11,478	10,868	9,685	8,961
Non-U.S. Card Member receivables
Consumer (e)	12,061	10,625	10,311	7,772	7,101
Commercial (f)	6,338	6,232	6,114	5,083	4,816
Total Card Member receivables	$57,413	$55,893	$54,047	$47,308	$44,133
(a)As of December 31, 2019, we had approximately $306 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit, and therefore are not reflected in unused credit available to Card Members.
(b)As of December 31, 2019, our exposure to any concentration of gross loans and Card Member receivables combined, which exceeds 10 percent of total loans and Card Member receivables is further split between $131 billion for individuals and $19 billion for commercial. Loans and Card Member receivables concentrations are defined as loans and Card Member receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions. Refer to Note 23 to the “Consolidated Financial Statements” for additional information on concentrations.
(c)Primarily represents loans to individuals and small businesses.
(d)Other loans primarily represent consumer and commercial non-card financing products.
(e)Represents receivables from individual and small business charge card customers.
(f)Represents receivables from global, large and middle market corporate accounts.

Maturities and Sensitivities to Changes in Interest Rates
The following table presents contractual maturities of loans and Card Member receivables by customer type, and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

December 31, (Millions)	2019
	Within 1 year (a) (b)	1-5 years (b) (c)	After 5 years (c)	Total
Loans
U.S. loans
Card Member	$75,707	$320	$—	$76,027
Other	1,606	2,810	189	4,605
Non-U.S. loans
Card Member	11,354	—	—	11,354
Other	143	30	—	173
Total loans	$88,810	$3,160	$189	$92,159

Loans due after one year at fixed interest rates		$3,142	$65	$3,207
Loans due after one year at variable interest rates		18	124	142
Total loans		$3,160	$189	$3,349
Card Member receivables
U.S. Card Member receivables
Consumer	$28,102	$85	$—	$28,187
Commercial	10,827	—	—	10,827
Non-U.S. Card Member receivables
Consumer	12,061	—	—	12,061
Commercial	6,338	—	—	6,338
Total Card Member receivables	$57,328	$85	$—	$57,413
(a)Card Member loans have no stated maturity and are therefore included in the due within one year category. However, many of our Card Members will revolve their balances, which may extend their repayment period beyond one year for balances outstanding as of December 31, 2019.
(b)Card Member receivables are immediately due upon receipt of Card Member statements, have no stated interest rate and are included within the due within one year category. Receivables due after one year represent modification programs classified as Troubled Debt Restructurings (TDRs), wherein the terms of a receivable have been modified for Card Members that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.
(c)Card Member and other loans due after one year primarily represent installment loans and TDRs.

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

December 31, (Millions)	2019	2018	2017	2016	2015
Loans
Non-accrual loans (a)
U.S.	$346	$286	$203	$173	$154
Total non-accrual loans	$346	$286	$203	$173	$154
Loans contractually 90 days past-due and still accruing interest (b)
U.S.	$338	$321	$273	$208	$164
Non-U.S.	$94	$69	$56	$52	$52
Total loans contractually 90 days past-due and still accruing interest	$432	$390	$329	$260	$216
Restructured loans (c)
U.S.	$810	$532	$367	$346	$279
Total restructured loans	$810	$532	$367	$346	$279
Total non-performing loans	$1,588	$1,208	$899	$779	$649
Card Member receivables
Restructured Card Member receivables (c)
U.S.	$211	$128	$80	$55	$33
Total restructured Card Member receivables	$211	$128	$80	$55	$33

(a)Non-accrual loans not in modification programs primarily include certain Card Member loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude Card Member loans classified as a TDR.
(b)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected. Amounts presented exclude loans classified as a TDR.
(c)In instances where the Card Member is experiencing financial difficulty, we may modify, through various programs, Card Member loans and receivables in order to minimize losses and improve collectability, while providing Card Members with temporary or permanent financial relief. We have classified Card Member loans and receivables in these modification programs as TDRs and continue to classify Card Member accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.” Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures), (ii) placing the Card Member on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the Card Member exits the modification program. Refer to Note 2 to the “Consolidated Financial Statements” for additional information.

Impact of Non-performing Loans on Interest Income
The following table presents the gross interest income for both non-accrual and restructured loans for 2019 that would have been recognized if such loans had been current in accordance with their original contractual terms and had been outstanding throughout the period or since origination if held for only part of 2019. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

	2019
Year Ended December 31, (Millions)	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	152	—	152
Interest income actually recognized	38	—	38
Total interest revenue foregone	114	—	114
(a)We determine the original effective interest rate as the interest rate in effect prior to the imposition of any penalty interest rate.
Potential Problem Loans and Card Member Receivables
This disclosure presents outstanding amounts as well as specific reserves for certain loans and Card Member receivables where information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2019, we did not identify any significant potential problem loans or receivables within the Card Member loans and receivables portfolio that were not already included in the “Risk Elements” section.

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

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	NBFIs	Other	Total cross-border outstandings (a)	Gross foreign- office liabilities	Total exposure (net of liabilities)	Cross-border commitments
Australia	2019	$173	$177	$—	$3,890	$4,240	$481	$3,759	$6,360
	2018	2	207	—	3,633	3,842	366	3,476	6,948
	2017	—	259	—	3,594	3,853	504	3,349	6,635
Canada	2019	$427	$468	$39	$2,966	$3,900	$491	$3,409	$10,490
	2018	346	676	41	2,706	3,769	465	3,304	9,970
	2017	355	992	40	2,730	4,117	1,032	3,085	12,174
United Kingdom	2019	$113	$2,254	$6	$5,702	$8,075	$3,575	$4,500	$21,830
	2018	42	1,807	9	5,012	6,870	3,928	2,942	18,234
	2017	68	1,286	86	4,568	6,008	3,884	2,124	15,578
Mexico	2019	$278	$351	$22	$2,701	$3,352	$673	$2,679	$1,486
	2018	85	237	40	2,512	2,874	665	2,209	1,254
	2017	85	97	7	2,229	2,418	556	1,862	1,125
Japan	2019	$321	$701	$206	$4,626	$5,854	$4,786	$1,068	$5,707
	2018	2	298	226	3,729	4,255	3,890	365	2,924
	2017	4	74	177	3,082	3,337	3,106	231	2,290
Other countries (b)	2019	$355	$332	$7	$4,554	$5,248	$824	$4,424	$730
	2018	211	287	11	4,175	4,684	666	4,018	720
	2017	158	187	14	4,268	4,627	928	3,699	682
(a)Total cross-border outstandings include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments, derivative contracts and other monetary assets.
(b)Cross-border outstandings between 0.75 percent and 1.0 percent of consolidated total assets are included in Other Countries. For comparability, countries that meet the threshold for any year presented are included for all years. Countries included are France, Italy and Germany.

Summary of Loan Loss Experience – Analysis of the Allowance for Loan Losses
The following table summarizes the changes to our allowance for Card Member loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2019	2018	2017	2016	2015
Card Member loans Allowance for loan losses at beginning of year
U.S. loans	$1,899	$1,507	$1,068	$882	$1,036
Non-U.S. loans	235	199	155	146	165
Total allowance for losses	2,134	1,706	1,223	1,028	1,201

Card Member lending provisions (a)
U.S. loans	2,123	2,003	1,655	1,056	1,032
Non-U.S. loans	339	263	213	179	158
Total Card Member lending provisions	2,462	2,266	1,868	1,235	1,190

Write-offs
U.S. loans	(2,403)	(2,002)	(1,572)	(1,262)	(1,321)
Non-U.S. loans	(357)	(285)	(245)	(222)	(226)
Total write-offs	(2,760)	(2,287)	(1,817)	(1,484)	(1,547)

Recoveries
U.S. loans	466	391	356	325	359
Non-U.S. loans	59	53	53	54	59
Total recoveries	525	444	409	379	418
Net write-offs (b)	(2,235)	(1,843)	(1,408)	(1,105)	(1,129)

Transfer of reserves on HFS loans portfolios
U.S. loans	—	—	—	—	(224)

Other (c)
U.S. loans	—	—	—	67	—
Non-U.S. loans	22	5	23	(2)	(10)
Total other	22	5	23	65	(10)

Allowance for loan losses at end of year
U.S. loans	2,085	1,899	1,507	1,068	882
Non-U.S. loans	298	235	199	155	146
Total allowance for losses	$2,383	$2,134	$1,706	$1,223	$1,028

Principal only net write-offs / average Card Member loans outstanding (d) (e)	2.2%	2.0%	1.8%	1.6%	1.4%
Principal, interest and fees net write-offs / average Card Member loans outstanding (d) (e)	2.7%	2.4%	2.1%	1.8%	1.7%
(a)Refer to Note 3 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for loan losses.
(b)Net write-offs include principal, interest and fees balances.
(c)Includes foreign currency translation adjustments and other adjustments. The year ended December 31, 2016, included reserves of $67 million associated with $265 million of retained Card Member loans reclassified from HFS to held for investment as a result of retaining certain loans in connection with the respective sales of JetBlue and Costco cobrand card portfolios.
(d)The net write-off rate presented is on a worldwide basis and is based on principal losses only (i.e., excluding interest and fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and fees in estimating our reserves for credit losses, a net write-off rate including principal, interest and fees is also presented.
(e)Average Card Member loans outstanding are based on month-end balances.

The following table summarizes the changes to our allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2019	2018	2017	2016	2015
Other loans Allowance for loan losses at beginning of year
U.S. loans	$122	$78	$39	$17	$8
Non-U.S. loans	2	2	3	3	4
Total allowance for losses	124	80	42	20	12

Provisions for other loan losses (a)
U.S. loans	124	121	71	56	21
Non-U.S. loans	1	1	1	1	1
Total provisions for other loan losses	125	122	72	57	22

Write-offs
U.S. loans	(111)	(82)	(37)	(39)	(15)
Non-U.S. loans	(2)	(2)	(3)	(2)	(3)
Total write-offs	(113)	(84)	(40)	(41)	(18)

Recoveries
U.S. loans	15	5	5	5	3
Non-U.S. loans	1	1	1	1	1
Total recoveries	16	6	6	6	4
Net write-offs	(97)	(78)	(34)	(35)	(14)

Allowance for loan losses at end of year
U.S. loans	150	122	78	39	17
Non-U.S. loans	2	2	2	3	3
Total allowance for losses	$152	$124	$80	$42	$20

Net write-offs/average other loans outstanding (b)	2.3%	2.4%	1.7%	2.9%	1.3%

(a)Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolio statistics.
(b)The net write-off rate presented is on a worldwide basis and is based on write-offs of principal, interest and fees. Average other loans outstanding are based on month-end balances.

The following table summarizes the changes to our allowance for Card Member receivables losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2019	2018	2017	2016	2015
Card Member receivables Allowance for losses at beginning of year U.S. receivables
Consumer	$299	$277	$266	$268	$276
Commercial	70	73	53	51	53
Total U.S. receivables	369	350	319	319	329
Non-U.S. receivables
Consumer	135	119	95	93	93
Commercial	69	52	53	50	43
Total non-U.S. receivables	204	171	148	143	136
Total allowance for losses	573	521	467	462	465

Provisions for losses (a)
U.S. receivables
Consumer	553	471	413	366	420
Commercial	74	92	114	69	76
Total U.S. provisions	627	563	527	435	496
Non-U.S. receivables
Consumer	283	245	201	176	169
Commercial	53	129	67	85	72
Total non-U.S. provisions	336	374	268	261	241
Total provisions for losses	963	937	795	696	737

Write-offs
U.S. receivables
Consumer	(722)	(659)	(633)	(637)	(698)
Commercial	(131)	(151)	(139)	(112)	(123)
Total U.S. write-offs	(853)	(810)	(772)	(749)	(821)
Non-U.S. receivables
Consumer	(324)	(278)	(233)	(218)	(204)
Commercial	(102)	(138)	(97)	(101)	(89)
Total non-U.S. write-offs	(426)	(416)	(330)	(319)	(293)
Total write-offs	$(1,279)	$(1,226)	$(1,102)	$(1,068)	$(1,114)
(a)Refer to Note 3 to the “Consolidated Financial Statements” for a discussion of management’s process for evaluating the allowance for receivable losses.

Years Ended December 31, (Millions, except percentages)	2019	2018	2017	2016	2015
Card Member receivables Recoveries U.S. receivables
Consumer	$214	$210	$233	$269	$271
Commercial	49	56	45	43	45
Total U.S. recoveries	263	266	278	312	316
Non-U.S. receivables
Consumer	79	70	63	59	57
Commercial	37	31	25	23	28
Total non-U.S. recoveries	116	101	88	82	85
Total recoveries	379	367	366	394	401
Net write-offs (a)	(900)	(859)	(736)	(674)	(713)

Other (b)
U.S. receivables
Consumer	—	—	(2)	—	(1)
Commercial	—	—	—	2	—
Total U.S. other	—	—	(2)	2	(1)
Non-U.S. receivables
Consumer	(15)	(21)	(7)	(15)	(22)
Commercial	(2)	(5)	4	(4)	(4)
Total non-U.S. other	(17)	(26)	(3)	(19)	(26)
Total other	(17)	(26)	(5)	(17)	(27)

Allowance for losses at end of year
U.S. receivables
Consumer	344	299	277	266	268
Commercial	62	70	73	53	51
Total U.S. receivables	406	369	350	319	319
Non-U.S. receivables
Consumer	158	135	119	95	93
Commercial	55	69	52	53	50
Total non-U.S. receivables	213	204	171	148	143
Total allowance for losses	$619	$573	$521	$467	$462

Net write-offs / average Card Member receivables outstanding (c) (d)	1.6%	1.6%	1.5%	1.5%	1.6%
(a)Net write-offs include principal and fees balances.
(b)Includes foreign currency translation adjustments and other adjustments. Additionally, 2015 included the impact of transfer of the HFS receivables portfolio, which was not significant.
(c)The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees.
(d)Average Card Member receivables outstanding are based on month-end balances.

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

December 31,	2019		2018		2017		2016		2015
(Millions, except percentages) Allowance for losses at end of year applicable to	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)	Amount	Percentage (a)
Loans U.S. loans
Card Member	$2,085	82%	$1,899	84%	$1,507	85%	$1,068	85%	$882	84%
Other	150	6	122	5	78	4	39	3	17	2
Non-U.S. loans
Card Member	298	12	235	11	199	11	155	12	146	14
Other	2	—	2	—	2	—	3	—	3	—
	$2,535	100%	$2,258	100%	$1,786	100%	$1,265	100%	$1,048	100%

Card Member receivables
U.S. Card Member receivables
Consumer	$344	56%	$299	52%	$277	53%	$266	57%	$268	58%
Commercial	62	10	70	12	73	14	53	11	51	11
Non-U.S. Card Member receivables
Consumer	158	25	135	24	119	23	95	21	93	20
Commercial	55	9	69	12	52	10	53	11	50	11
	$619	100%	$573	100%	$521	100%	$467	100%	$462	100%
(a)Percentage of allowance for losses on loans and Card Member receivables in each category to the total allowance.
Time Certificates of Deposit of $100,000 or More
The following table presents the amount of time certificates of deposit of $100,000 or more issued by us in our U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2019
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$194	$113	$288	$690	$1,285
As of December 31, 2019, time certificates of deposit and other time deposits in amounts of $100,000 or more issued by non-U.S. offices was $7 million.