Form 10-Q
period 2020-03-31
AMERICAN EXPRESS CO
filed 2020-04-24
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2020
Common Shares (par value $0.20 per share)	804,971,499	Shares

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
•Other fees and commissions, primarily represent Card Member delinquency fees, foreign currency conversion fees charged to Card Members, loyalty coalition-related fees, service fees earned from merchants, travel commissions and fees, and Membership Rewards program fees; and
•Other revenue, primarily represents revenues arising from contracts with partners of our GNS business (including commissions and signing fees less issuer rate payments), cross-border Card Member spending, ancillary merchant-related fees, earnings from equity method investments (including the GBT JV), insurance premiums earned from Card Members, and prepaid card and Travelers Cheque-related revenue.
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
Business Environment
In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with most countries and territories worldwide with confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies.

As the COVID-19 pandemic unfolded globally, we moved quickly to transition our colleague base to a fully remote working environment in all our locations. We have sought to ensure our colleagues feel secure in their jobs and have the flexibility and resources they need to stay safe and healthy. To support our customers and merchants, we are offering financial and other assistance to help them through this difficult period, adding product benefits to reflect today’s environment, and continuing to provide the high level of customer service they expect and rely on. We are also working with several of our strategic partners on initiatives to support our communities. In the United States we launched our Stand for Small coalition to provide assistance programs designed to help small businesses manage through the crisis and we are working with our hotel partners to provide hotel rooms free of charge to frontline medical professionals.

During the first two months of 2020, while COVID-19 was primarily limited to specific countries in Asia and Europe, we continued to see solid growth in line with previous quarters. During the second half of March, the sharp contraction of the global economy triggered a dramatic decline in our business volumes, which continued into April. To the extent that we continue to see significant year-over-year declines, our future results will be materially impacted.

Our billed business for the quarter was down only modestly as the COVID-19 impacts discussed above became more impactful as the quarter drew to a close. During the first two months of the quarter, our worldwide billed business increased 5 percent over the prior year, followed by a 25 percent year-over-year decline in billings for the month of March, resulting in an overall year-over-year decline of 6 percent for the quarter. While U.S. billed business declined 3 percent versus the prior year, international billings declined by 11 percent (7% on an FX adjusted basis) due to the earlier impact of COVID-19 in Asia and Europe.1 Our proprietary consumer and commercial billed business declined by 3 and 6 percent year-over-year, respectively, with the more rapid decline in commercial primarily driven by a dramatic drop in T&E spending as corporations reduced spending and governments implemented travel restrictions.

Revenues net of interest expense decreased 1 percent year-over-year, with strong growth in the first two months of the quarter, offset by a decline in March. Consistent with the trend in billings, Discount revenue, our largest revenue line, decreased 6 percent for the quarter and 28 percent in the month of March. The contraction in discount revenue was larger than the decline in billed business due to a decrease in the average discount rate. The average discount rate declined by 3 basis points for the full quarter and by 10 basis points in March, both relative to the same periods in the prior year, due to a shift in spend mix to non-T&E categories. If the spending trends we experienced at the end of March and into April continue, we anticipate seeing a further decline in the average discount rate in the second quarter. We also saw COVID-19 related declines in Other fees and commissions and Other revenues, primarily due to declines in consumer travel commissions and fees, and reduced cross-border spending, respectively. Card fee revenues, which are recognized over a twelve-month period, are slower to react to economic shifts and we therefore continued to see a growth in year-over-year revenues. As the pace of new account growth slows in the current environment, we would expect to see a modest slow-down in net card fee growth. Net interest income grew by 13 percent year-over-year, driven by higher average Card Member loans during the quarter and higher net yields.

1The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

During the first two months of the quarter, we saw continued strong growth in Card Member loans, however this was offset by a sharp decline in March, which resulted in average loans for the quarter up 3 percent year-over-year, with the Card Member loan closing balance down 4 percent year-over-year. In addition, due to significant decline in billings in the month of March, Card Member receivables were lower by 21 percent year-over-year as of the end of the quarter. Provisions for credit losses increased due to a significant reserve build that reflected the deterioration of the estimated global macroeconomic outlook as a result of COVID-19 impacts. The latest macroeconomic outlook reflects a more significant deterioration in United States Gross Domestic Product (GDP) and unemployment than when we closed our books for the first quarter. If those forecasts were to hold or worsen by the time we close our second quarter financials, we would expect to have another large reserve build.
During the quarter, we created a Customer Pandemic Relief Program for customers who have been impacted by COVID-19. As of April 19, 2020, approximately $5.1 billion of Card Member and Other loans and approximately $3.4 billion of Card Member receivables were enrolled in the program, based on balances at the time of enrollment.
Card Members rewards and services, and business development expenses are generally correlated to billings or are variable based on usage and were impacted this quarter by the decline in billing volumes and lower usage of travel-related benefits as governments implemented restrictions to contain the spread of COVID-19. For the rest of the year, we expect to reduce our proactive marketing efforts as well as decrease operating expenses, while re-investing in initiatives and product benefits to support our long-term growth strategy.

We ended the quarter with a strong balance sheet and capital and liquidity profile, as well as broad and well-diversified funding sources. This provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

Looking ahead, there is great uncertainty on when the economy will improve. Our financial performance for the remainder of the year will depend on (i) when and how strongly Card Member spending rebounds as the global economy recovers, and (ii) how long the challenges of high unemployment levels and small business shutdowns last and the impact on our credit losses. At this time we cannot determine the answers to these questions.

Our framework for managing through this challenging economic environment is built on four principles: supporting our colleagues and winning as a team; protecting our customers and our brand; structuring the company for growth in the future; and remaining financially strong. We will remain focused on what we can control in the short term while identifying opportunities across our businesses to position ourselves for growth in the longer term.

See “Certain Legislative, Regulatory and Other Developments” and "Risk Factors" for information on additional impacts of COVID-19 and related containment efforts as well as other matters that could have a material adverse effect on our results of operations and financial condition.

CRITICAL ACCOUNTING ESTIMATES
Please see the "Critical Accounting Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of all of our critical accounting estimates. The critical accounting estimate related to Reserves for Card Member Credit Losses presented below has been updated to reflect the adoption of the Current Expected Credit Loss (CECL) methodology.
Reserves for Card Member Credit Losses
Reserves for Card Member credit losses represent our best estimate of the expected credit losses in our outstanding portfolio of Card Member loans and receivables as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date.

In estimating expected credit losses, we use a combination of statistically-based models that include a significant amount of judgment, primarily related to the determination of the appropriate R&S Period, the methodology to incorporate current and future economic conditions, and the determination of the probability of and exposure at default, all of which are ultimately used in measuring the quantitative components of our reserves. We use these models and assumptions, combined with historical loss experience, to calculate the reserve rates that are applied to the outstanding loan or receivable balances to produce our reserves for expected credit losses. Beyond the R&S Period, we estimate expected credit losses using our historical loss rates. We also consider whether to adjust the quantitative reserves for certain external and internal qualitative factors, which consequentially may increase or decrease the reserves for credit losses on Card Member loans and receivables.
The R&S Period, which is approximately 3 years, represents the maximum time-period beyond the balance sheet date over which we can reasonably estimate credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. We obtain our forecasts of future economic conditions from an independent third party, and in determining the relevant R&S Period for Card Member loans and receivables, we also consider information arising from other internal processes, as well as our own past loss experience. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period. Card Member receivable products are contractually required to be paid in full; therefore, we have assumed the balances will be either paid or written-off within the R&S Period.
Within the R&S Period, our models use past loss experience and current and future economic conditions to estimate the probability of default, exposure at default and expected recoveries to estimate net losses at default. A significant area of judgment relates to how we apply future Card Member payments to the reporting period balances when determining the exposure at default. The nature of revolving loan products inherently includes a relationship between future payments and spend behavior, which creates complexity in the application of how future payments are either partially or entirely attributable to the existing balance at the end of the reporting period. Using historical customer behavior and other factors, we have assumed that future payments are first allocated to interest and fees associated with the reporting period balance and future spend. We then allocate a portion of the payment to the estimated higher minimum payment amount due because of any future spend. Any remaining portion of the future payment would then be allocated to the remaining balance.
As noted above, CECL requires that the R&S Period include an assumption about current and future economic conditions. We incorporate multiple economic scenarios (e.g., baseline, better and worse) obtained from an independent third party. The expected credit losses calculated from each economic scenario are weighted to reflect uncertainty around the baseline economic scenario. We determine the weighting of each scenario based on our detailed review of the externally sourced information and comparing other economic information we use throughout other processes.
Macroeconomic Sensitivity
Reserves for credit losses are sensitive to various inputs and assumptions, which may differ by portfolio. Macroeconomic forecasts are critical inputs into our models and inherently contain multiple variables, of which the U.S. unemployment rate and U.S. GDP growth rate are the most significant to our estimated expected credit losses. Both variables moved dramatically during the quarter and drove a significant credit reserve build. At December 31, 2019, the U.S. unemployment rate and GDP growth quarter-over-quarter was 3.5 percent and 2.1 percent, respectively. At March 31, 2020, our weighted economic scenarios, obtained from an independent third party, primarily assumed in the second quarter the U.S. unemployment rate peaks between approximately 9 percent to 13 percent and U.S. GDP declines quarter-over-quarter approximately 18 percent to 25 percent, seasonally adjusted to annualized rates. The combination of the material movements in these variables, together with overall changes in our portfolios related to volume and mix, resulted in a build to our reserves for credit losses of $1.7 billion. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.
Refer to the "Business Environment" and Table 3 in MD&A and Note 1 and Note 3 to the "Consolidated Financial Statements" for a further description of the impact of CECL, both at implementation and for the quarter ended March 31, 2020.
The process of estimating these reserves requires a high degree of judgment. To the extent our expected credit loss models are not indicative of future performance, actual losses could differ significantly from our judgments and expectations, resulting in either higher or lower future provisions for credit losses in any period.

Results of Operations
Refer to the “Glossary of Selected Terminology” for the definitions of certain key terms and related information appearing within this section.
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three months ended March 31, 2020 compared to the same period in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on COVID-19 and the related impacts on our results.
As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in the both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the "Consolidated Financial Statements" for further information.
Consolidated Results of Operations
Table 1: Summary of Financial Performance

	Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages and per share amounts)	2020	2019
Total revenues net of interest expense	$10,310	$10,364	$(54)	(1)%
Provisions for credit losses	2,621	809	1,812	#
Expenses	7,237	7,597	(360)	(5)
Pretax income	452	1,958	(1,506)	(77)
Income tax provision	85	408	(323)	(79)
Net income	367	1,550	(1,183)	(76)
Earnings per common share — diluted (a)	$0.41	$1.80	$(1.39)	(77)%
Return on average equity (b)	24.4%	31.9%
Effective tax rate	18.8%	20.8%
# Denotes a variance greater than 100 percent
(a)Represents net income, less (i) earnings allocated to participating share awards of $2 million and $11 million for the three months ended March 31, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $32 million and $21 million for the three months ended March 31, 2020 and 2019, respectively.
(b)Return on average equity (ROE) is computed by dividing (i) one-year period of net income ($5.6 billion and $6.8 billion for March 31, 2020 and 2019, respectively) by (ii) one-year average of total shareholders’ equity ($22.8 billion and $21.5 billion for March 31, 2020 and 2019, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019
Discount revenue	$5,838	$6,195	$(357)	(6)%
Net card fees	1,110	944	166	18
Other fees and commissions	720	803	(83)	(10)
Other	312	363	(51)	(14)
Total non-interest revenues	7,980	8,305	(325)	(4)
Total interest income	3,046	2,954	92	3
Total interest expense	716	895	(179)	(20)
Net interest income	2,330	2,059	271	13
Total revenues net of interest expense	$10,310	$10,364	$(54)	(1)%
Total Revenues Net of Interest Expense
Discount revenue decreased, primarily due to a decrease in billed business of 6 percent. U.S. billed business decreased 3 percent. Non-U.S. billed business decreased 11 percent (7 percent on an FX-adjusted basis).2
Additional billed business highlights:
•Proprietary consumer and commercial billed business both decreased for the quarter as compared to 2019, with a greater decline in commercial billed business driven by a dramatic drop in T&E spending as corporations reduced spending and governments implemented travel restrictions.
•Worldwide billed business increased 5 percent for both the months of January and February and decreased 25 percent for the month of March. The significant decrease in March reflected the impacts of the spread of COVID-19 globally.
•U.S. billed business increased 7 percent and 9 percent for the months of January and February, respectively, and decreased 22 percent for the month of March, as the impacts of COVID-19 accelerated in the U.S. in March.
•Non-U.S. billed business increased 1 percent (4 percent on an FX-adjusted basis) for the month of January and decreased 2 percent (2 percent increase on an FX-adjusted basis) and 30 percent (26 percent on an FX-adjusted basis) for the months of February and March, respectively, reflecting the impacts of COVID-19 in certain countries in Asia beginning in January, and the increased spread in February and March internationally.2
The average discount rate was 2.34 percent, down from 2.37 percent a year ago, due to a shift in spend mix to non-T&E categories. For the month of March, the average discount rate was 2.27 percent.
See Tables 5 and 6 for more details on billed business performance.
Net card fees increased, primarily driven by growth in the Platinum, Delta and Gold portfolios as well as growth in certain key international countries (Japan, United Kingdom, Mexico and India) compared to a year ago. Card fees, which are recognized over a 12-month period, are slower to react to economic shifts and therefore the impacts of COVID-19 were not a significant driver of the year-over-year change.
Other fees and commissions decreased, primarily due to the impacts of COVID-19 containment measures, including travel bans and restrictions, which resulted in lower travel commissions and fees from our consumer travel business, as well as lower foreign exchange conversion revenue related to decreased cross-border Card Member spending.
Other revenues decreased, primarily driven by a net loss in the current year, as compared to net income in the prior year, from the GBT JV, as well as lower foreign exchange spread revenue earned on cross-border Card Member spending.
Interest income increased, primarily reflecting higher average Card Member loans and higher yields. Although average Card Member loans were higher during the quarter, ending Card Member loans at March 31, 2020 decreased 4 percent as compared to March 31, 2019. The reductions in benchmark interest rates, which occurred in late March, did not have a significant impact on our yields for the quarter.
Interest expense decreased, primarily driven by lower interest rates paid on deposits and outstanding debt.

2 Refer to footnote 1 on page 2 for details regarding foreign currency adjusted information.

Table 3: Provisions for Credit Losses Summary

	Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019
Card Member receivables	$597	$253	$344	#
Card Member loans	1,876	525	1,351	#
Other	148	31	117	#
Total provisions for credit losses	$2,621	$809	$1,812	#
# Denotes a variance greater than 100 percent
Provisions for Credit Losses
Provisions for credit losses on loans and receivables increased, primarily driven by significant reserve builds, which reflect the deterioration of the estimated global macroeconomic outlook, including unemployment and GDP, as a result of COVID-19 impacts.
Table 4: Expenses Summary

	Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019
Marketing and business development	$1,705	$1,575	$130	8%
Card Member rewards	2,392	2,451	(59)	(2)
Card Member services	456	550	(94)	(17)
Total marketing, business development, and Card Member rewards and services	4,553	4,576	(23)	(1)
Salaries and employee benefits	1,395	1,422	(27)	(2)
Other, net	1,289	1,599	(310)	(19)
Total expenses	$7,237	$7,597	$(360)	(5)%
Expenses
In January 2020, we re-launched our Delta cobrand products following the renewal extending our cobrand relationship with Delta Air Lines on March 31, 2019. The contract renewal included new pricing terms, some of which became effective upon contract signing and others that were tied to the product re-launch. These pricing changes, as well as changes in the expense classification of certain benefits with the re-launch, resulted in higher Marketing and business development, lower Card Member rewards and lower Card Member services expenses, as compared to the prior year.
Marketing and business development expense increased, primarily due to the Delta changes described above, partially offset by a decrease in corporate client incentives driven by lower billed business, reflecting the impacts of COVID-19 containment measures.
Card Member rewards expense decreased, primarily due to a decrease in cobrand rewards expense of $46 million, reflecting the Delta changes described above and a combined decrease in Membership Rewards and cash back rewards of $13 million, primarily due to a decrease in billed business, as a result of the impacts of COVID-19.
The Membership Rewards URR for current program participants was 96 percent (rounded up) at both March 31, 2020 and 2019.
Card Member services expense decreased, primarily due to lower usage of travel-related benefits, as well as the Delta changes described above. The decrease in usage of travel-related benefits includes the impact of travel restrictions and other COVID-19 containment measures.
Salaries and employee benefits expense decreased, primarily driven by the stock market downturn and the resulting mark-to-market impact on deferred compensation, resulting in lower deferred compensation expenses, partially offset by higher payroll costs.
Other expenses decreased, primarily driven by a prior year litigation-related charge.
Income Taxes
The effective tax rate was 18.8 percent and 20.8 percent for the three months ended March 31, 2020 and 2019, respectively. The change in tax rate primarily reflects discrete tax benefits in the current period in relation to lower pretax income.

Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2020 vs. 2019
	2020	2019
Billed business: (billions)
U.S.	$190.2	$195.5	(3)%
Outside the U.S.	89.1	100.2	(11)
Total	$279.3	$295.7	(6)
Proprietary	$242.6	$253.3	(4)
GNS	36.7	42.4	(13)
Total	$279.3	$295.7	(6)
Cards-in-force: (millions)
U.S.	54.9	54.1	1
Outside the U.S.	58.7	59.8	(2)
Total	113.6	113.9	—
Proprietary	70.4	69.7	1
GNS	43.2	44.2	(2)
Total	113.6	113.9	—
Basic cards-in-force: (millions)
U.S.	43.1	42.5	1
Outside the U.S.	49.2	49.9	(1)
Total	92.3	92.4	—
Average proprietary basic Card Member spending: (dollars)
U.S.	$4,922	$5,082	(3)
Outside the U.S.	3,505	3,927	(11)
Worldwide Average	$4,497	$4,741	(5)
Average discount rate	2.34%	2.37%
Average fee per card (dollars)(a)	$63	$54	17%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

Table 6: Billed Business Growth

	Three Months Ended March 31, 2020
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	(3)%	(2)%
Proprietary commercial	(6)	(5)
Total Proprietary	(4)	(3)
GNS	(13)	(10)
Worldwide Total	(6)	(4)
T&E-related volume (26% of Worldwide Total)	(21)	(19)
Non-T&E-related volume (74% of Worldwide Total)	3	4
Airline-related volume (7% of Worldwide Total)	(32)	(30)

U.S.
Proprietary
Proprietary consumer	(1)
Proprietary commercial	(4)
Total Proprietary	(3)
U.S. Total	(3)
T&E-related volume (24% of U.S. Total)	(17)
Non-T&E-related volume (76% of U.S. Total)	3
Airline-related volume (6% of U.S. Total)	(29)

Outside the U.S.
Proprietary
Proprietary consumer	(6)	(2)
Proprietary commercial	(12)	(7)
Total Proprietary	(8)	(4)
Outside the U.S. Total	(11)	(7)
Japan, Asia Pacific & Australia	(10)	(6)
Latin America & Canada	(12)	(5)
Europe, the Middle East & Africa	(13)	(10)
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

Table 7: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019
Worldwide Card Member loans:
Card Member loans: (billions)
U.S.	$69.0	$70.8	(3)%
Outside the U.S.	8.7	10.2	(15)
Total	$77.7	$81.0	(4)
Credit loss reserves:
Beginning balance (a)	$4,027	$2,134	89
Provisions - principal, interest and fees	1,876	525	#
Net write-offs — principal less recoveries	(518)	(457)	13
Net write-offs — interest and fees less recoveries	(107)	(92)	16
Other (b)	(42)	11	#
Ending balance	$5,236	$2,121	#
% of loans	6.7%	2.6%
% of past due	406%	178%
Average loans (billions)	$83.4	$80.6	3
Net write-off rate — principal only (c)	2.5%	2.3%
Net write-off rate — principal, interest and fees (c)	3.0	2.7
30+ days past due as a % of total	1.7%	1.5%

Worldwide Card Member receivables:
Card Member receivables: (billions)
U.S.	$32.6	$39.7	(18)
Outside the U.S.	12.1	17.1	(29)
Total	$44.7	$56.8	(21)
Credit loss reserves:
Beginning balance (a)	$126	$573	(78)
Provisions - principal and fees	$597	$253	#
Net write-offs - principal and fees less recoveries	$(258)	$(216)	19
Other (b)	$(6)	$(2)	#
Ending balance	$459	$608	(25)%
% of receivables	1.0%	1.1%
Net write-off rate — principal and fees (c)	1.9	1.6
Net write-off rate — principal and fees, excluding GCP (c)(d)	2.3	2.0
Net write-off rate — principal only, excluding GCP (c)(d)	2.1	1.8
30+ days past due as a % of total, excluding GCP (e)	1.9%	1.5%
# Denotes a variance greater than 100 percent
(a)Includes an increase of $1,643 million and decrease of $493 million to the beginning reserve balances for Card Member loans and receivables, respectively, related to the adoption of the CECL methodology. Refer to Note 3 to the "Consolidated Financial Statements" for further information.
(b)Other includes foreign currency translation adjustments.
(c)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(d)Global Corporate Payments (GCP) reflects global, large and middle market corporate accounts. A GCP net write-off rate based on principal losses only is not available due to system constraints.
(e) For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 1.1 percent and 0.6 percent for the three months ended March 31, 2020 and 2019, respectively.

Table 8: Net Interest Yield on Average Card Member Loans
Effective for the first quarter of 2020, we made certain enhancements to our methodology related to the allocation of certain funding costs primarily related to our Card Member loan and Card Member receivable portfolios. These enhancements resulted in a change to the interest expense not attributable to our Card Member loan portfolio and therefore also on our Net Interest Yield on Average Card Member loans. Prior period amounts have been revised to conform to the current period presentation.

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2020	2019
Net interest income	$2,330	$2,059
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	395	486
Interest income not attributable to our Card Member loan portfolio (b)	(264)	(335)
Adjusted net interest income (c)	$2,461	$2,210
Average Card Member loans (billions)	$83.4	$80.6
Net interest income divided by average Card Member loans (c)	11.2%	10.2%
Net interest yield on average Card Member loans (c)	11.9%	11.1%
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

Business Segment Results of Operations
Effective for the first quarter of 2020, we made certain enhancements to our transfer pricing methodology related to the sharing of revenues among our card issuing, network and merchant businesses, and our methodology related to the allocation of certain funding costs primarily related to our Card Member loan and Card Member receivable portfolios. These enhancements resulted in certain changes to Non-interest revenues and Interest expense within Total revenues net of interest expense and Operating expenses within Total expenses across our reportable operating segments.
The enhancements related to the allocation of certain funding costs also resulted in a change to our Net interest income divided by Average Card Member loans metric and Net Interest Yield on Average Card Member loans, a non-GAAP measure, within our reportable operating segments.
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.
Global Consumer Services Group
Table 9: GCSG Selected Income Statement Data

	Three Months Ended March 31,		Change
(Millions, except percentages)	2020	2019	2020 vs. 2019
Revenues
Non-interest revenues	$3,894	$3,912	$(18)	—%
Interest income	2,411	2,272	139	6
Interest expense	328	435	(107)	(25)
Net interest income	2,083	1,837	246	13
Total revenues net of interest expense	5,977	5,749	228	4
Provisions for credit losses	1,810	551	1,259	#
Total revenues net of interest expense after provisions for credit losses	4,167	5,198	(1,031)	(20)
Expenses
Marketing, business development, and Card Member rewards and services	2,702	2,789	(87)	(3)
Salaries and employee benefits and other operating expenses	1,234	1,195	39	3
Total expenses	3,936	3,984	(48)	(1)
Pretax segment income	231	1,214	(983)	(81)
Income tax provision	30	260	(230)	(88)
Segment income	$201	$954	$(753)	(79)%
Effective tax rate	13.0%	21.4%
# Denotes a variance greater than 100 percent
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
Non-interest revenues decreased, primarily driven by lower discount revenue and other fees and commissions, mostly offset by higher net card fees.
Discount revenue decreased 3 percent, reflecting a corresponding decrease in proprietary consumer billed business due to lower average spend per card. Proprietary consumer billed business increased 6 percent for both the months of January and February and decreased 25 percent for the month of March. The significant decrease in March reflected the impacts of the spread of COVID-19 globally.

See Tables 5, 6 and 10 for more details on billed business performance.
Other fees and commissions decreased 14 percent, primarily due to the impacts of COVID-19 containment measures, including travel bans and restrictions, which resulted in lower travel commissions and fees from our consumer travel business, as well as lower foreign exchange conversion revenue related to decreased cross-border spending.
Net card fees increased, primarily driven by growth in the Platinum, Delta, and Gold portfolios, as well as growth across certain key international countries (Japan, United Kingdom, Mexico and India) compared to a year ago.
Net interest income increased, primarily driven by higher yields and growth in average Card Member loans and lower cost of funds. Although average Card Member loans were higher during the quarter, ending Card Member loans at March 31, 2020 decreased 6 percent as compared to March 31, 2019.
Provisions for credit losses on loans and receivables increased, primarily driven by significant reserve builds, which reflected the deterioration of the estimated global macroeconomic outlook, including unemployment and GDP, as a result of COVID-19 impacts.
Marketing, business development, and Card Member rewards and services expenses decreased primarily due to lower spending on growth initiatives, as well as lower usage of travel-related benefits, including the impact of travel restrictions and other COVID-19 containment measures.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher payroll costs and incentive compensation.

Table 10: GCSG Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019
Proprietary billed business: (billions)
U.S.	$90.9	$92.1	(1)%
Outside the U.S.	33.7	35.9	(6)
Total	$124.6	$128.0	(3)
Proprietary cards-in-force:
U.S.	38.0	38.0	—
Outside the U.S.	17.6	17.1	3
Total	55.6	55.1	1
Proprietary basic cards-in-force:
U.S.	27.0	27.1	—
Outside the U.S.	12.1	11.9	2
Total	39.1	39.0	—
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,366	$3,402	(1)
Outside the U.S.	$2,777	$3,052	(9)
Average	$3,183	$3,296	(3)
Total segment assets (billions)	$87.3	$98.5	(11)
Card Member loans:
Total loans (billions)
U.S.	$55.6	$58.0	(4)
Outside the U.S.	8.2	9.9	(17)
Total	$63.8	$67.9	(6)
Average loans (billions)
U.S.	$59.3	$58.3	2
Outside the U.S.	10.0	9.7	3
Total	$69.3	$68.0	2%

U.S.
Net write-off rate - principal only (a)	2.6%	2.4%
Net write-off rate - principal, interest and fees (a)	3.1	2.8
30+ days past due as a % of total	1.7	1.5
Outside the U.S.
Net write-off rate - principal only (a)	2.9	2.2
Net write-off rate - principal, interest and fees (a)	3.5	2.8
30+ days past due as a % of total	2.1	1.7
Total
Net write-off rate – principal only (a)	2.6	2.3
Net write-off rate – principal, interest and fees (a)	3.2	2.8
30+ days past due as a % of total	1.7%	1.5%

	As of or for the Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019
Card Member receivables: (billions)
U.S.	$10.5	$12.7	(17)%
Outside the U.S.	5.3	7.2	(26)
Total receivables	$15.8	$19.9	(21)%

U.S.
Net write-off rate – principal only (a)	1.7%	1.4%
Net write-off rate – principal and fees (a)	1.9	1.6
30+ days past due as a % of total	1.5	1.2
Outside the U.S.
Net write-off rate – principal only (a)	2.6	2.2
Net write-off rate – principal and fees (a)	2.8	2.4
30+ days past due as a % of total	2.2	1.5
Total
Net write-off rate – principal only (a)	2.0	1.7
Net write-off rate – principal and fees (a)	2.2	1.9
30+ days past due as a % of total	1.7%	1.3%
(a)Refer to Table 7 footnote (c).

Table 11: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended March 31,
(Millions, except percentages and where indicated)	2020	2019
U.S.
Net interest income	$1,800	$1,596
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	46	69
Interest income not attributable to our Card Member loan portfolio (b)	(60)	(53)
Adjusted net interest income (c)	$1,786	$1,612
Average Card Member loans (billions)	$59.3	$58.3
Net interest income divided by average Card Member loans (c)	12.1%	11.0%
Net interest yield on average Card Member loans (c)	12.1%	11.2%
Outside the U.S.
Net interest income	$283	$241
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	16	21
Interest income not attributable to our Card Member loan portfolio (b)	(4)	(3)
Adjusted net interest income (c)	$295	$259
Average Card Member loans (billions)	$10.0	$9.7
Net interest income divided by average Card Member loans (c)	11.3%	9.9%
Net interest yield on average Card Member loans (c)	11.9%	10.9%
Total
Net interest income	$2,083	$1,837
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	62	90
Interest income not attributable to our Card Member loan portfolio (b)	(64)	(56)
Adjusted net interest income (c)	$2,081	$1,871
Average Card Member loans (billions)	$69.3	$68.0
Net interest income divided by average Card Member loans (c)	12.0%	10.8%
Net interest yield on average Card Member loans (c)	12.1%	11.2%
(a)Refer to Table 8 footnote (a).
(b)Refer to Table 8 footnote (b).
(c)Refer to Table 8 footnote (c).

Global Commercial Services
Table 12: GCS Selected Income Statement Data

	Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019
Revenues
Non-interest revenues	$2,788	$2,926	$(138)	(5)%
Interest income	499	454	45	10
Interest expense	200	256	(56)	(22)
Net interest income	299	198	101	51
Total revenues net of interest expense	3,087	3,124	(37)	(1)
Provisions for credit losses	762	254	508	#
Total revenues net of interest expense after provisions for credit losses	2,325	2,870	(545)	(19)
Expenses
Marketing, business development, and Card Member rewards and services	1,508	1,469	39	3
Salaries and employee benefits and other operating expenses	798	756	42	6
Total expenses	2,306	2,225	81	4
Pretax segment income	19	645	(626)	(97)
Income tax (benefit) provision	(19)	133	(152)	#
Segment income	$38	$512	$(474)	(93)%
Effective tax rate	(100.0)%	20.6%
# Denotes a variance greater than 100 percent
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues decreased, primarily driven by lower discount revenue, partially offset by higher net card fees.
Discount revenue decreased 6 percent, reflecting a corresponding decrease in proprietary commercial billed business due to lower average spend per card. Proprietary commercial billed business increased 5 percent and 6 percent for the months of January and February, respectively, and decreased 26 percent for the month of March. The significant decrease in March reflected the impacts of the spread of COVID-19 globally.
Net card fees increased, primarily due to growth in the U.S. small business Platinum portfolio compared to a year ago.
Net interest income increased, primarily driven by an increase in average Card Member loans and lower cost of funds.
Provisions for credit losses on loans and receivables increased, primarily driven by significant reserve builds, which reflected the deterioration of the estimated global macroeconomic outlook, including unemployment and GDP, as a result of COVID-19 impacts.
Marketing, business development, and Card Member rewards and services expenses increased, primarily driven by higher spending on growth initiatives.
Salaries and employee benefits and other operating expenses increased, primarily driven by higher spending on growth initiatives and increased payroll costs.

Table 13: GCS Selected Statistical Information

	As of or for the Three Months Ended March 31,		Change 2020 vs 2019
(Millions, except percentages and where indicated)	2020	2019
Proprietary billed business (billions)	$116.1	$123.4	(6)%
Proprietary cards-in-force	14.8	14.6	1
Average Card Member spending (dollars)	$7,836	$8,463	(7)
Total segment assets (billions)	$46.7	$54.0	(14)
Global Small Business Services (GSBS) Card Member loans:
Total loans (billions)	$13.8	$13.0	6
Average loans (billions)	$14.1	$12.6	12
Net write-off rate - principal only (a)	1.9%	1.8%
Net write-off rate - principal, interest and fees (a)	2.2%	2.1%
30+ days past due as a % of total	1.4%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$299	$198
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	145	192
Interest income not attributable to our Card Member loan portfolio (c)	(64)	(52)
Adjusted net interest income (d)	$380	$338
Average Card Member loans (billions)	$14.2	$12.6
Net interest income divided by average Card Member loans (d)	8.4%	6.3%
Net interest yield on average Card Member loans (d)	10.8%	10.9%
Card Member receivables:
Total receivables (billions)	$28.9	$36.9	(22)
Net write-off rate - principal and fees (a)	1.8%	1.4%
GCP Card Member receivables:
Total receivables (billions)	$13.2	$19.6	(33)
90+ days past billing as a % of total (e)	1.1%	0.6%
Net write-off rate - principal and fees (a) (e)	1.0%	0.8%
GSBS Card Member receivables:
Total receivables (billions)	$15.7	$17.3	(9)%
Net write-off rate - principal only (a)	2.2%	1.9%
Net write-off rate - principal and fees (a)	2.5%	2.1%
30+ days past due as a % of total	2.0%	1.6%
(a)Refer to Table 7 footnote (c).
(b)Refer to Table 8 footnote (a).
(c)Refer to Table 8 footnote (b).
(d)Refer to Table 8 footnote (c).
(e)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. GCP delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.

Global Merchant and Network Services
Table 14: GMNS Selected Income Statement and Other Data

	Three Months Ended March 31,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019
Revenues
Non-interest revenues	$1,346	$1,449	$(103)	(7)%
Interest income	6	9	(3)	(33)
Interest expense	(36)	(80)	44	(55)
Net interest income	42	89	(47)	(53)
Total revenues net of interest expense	1,388	1,538	(150)	(10)
Provisions for credit losses	48	4	44	#
Total revenues net of interest expense after provisions for credit losses	1,340	1,534	(194)	(13)
Expenses
Marketing, business development, and Card Member rewards and services	324	304	20	7
Salaries and employee benefits and other operating expenses	465	473	(8)	(2)
Total expenses	789	777	12	2
Pretax segment income	551	757	(206)	(27)
Income tax provision	134	186	(52)	(28)
Segment income	$417	$571	$(154)	(27)
Effective tax rate	24.3%	24.6%
Total segment assets (billions)	$10.2	$22.1		(54)%
# Denotes a variance greater than 100 percent
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
Non-interest revenues decreased, primarily driven by lower worldwide billed business and a decline in the average discount rate. For a detailed discussion on billed business and the average discount rate, please refer to the “Consolidated Results of Operations.”
Net interest income decreased, reflecting a lower interest expense credit, due to lower spend as a result of the impacts of COVID-19. The interest expense credit relates to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, and Card Member rewards and services expenses increased, primarily driven by increased network issuer expense due to higher spend volumes for the months of January and February, partially offset by a decline in spend volumes for March due to the impacts of COVID-19, as well as higher payments related to the partnership agreement with our prepaid reloadable and gift card program manager.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net loss was $289 million for the three months ended March 31, 2020, compared to $487 million in the same period a year ago. The decrease in net loss was primarily driven by a prior year litigation-related charge.
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
We are closely monitoring the rapidly changing macroeconomic environment and actively managing our balance sheet to reflect evolving circumstances. We have suspended share repurchases to support our objective of remaining financially strong against a backdrop of a highly uncertain operating environment and outlook. While the expansion of the COVID-19 pandemic has led to significant volatility in funding markets, we believe that we currently maintain sufficient liquidity sources to meet all internal and regulatory liquidity requirements.
Capital
The following table presents our regulatory risk-based capital and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB) as of March 31, 2020.
Table 15: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Minimum	Ratios as of March 31, 2020
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		11.7%
American Express National Bank		14.7
Tier 1	8.5
American Express Company		12.8
American Express National Bank		14.7
Total	10.5
American Express Company		14.4
American Express National Bank		16.8
Tier 1 Leverage	4.0
American Express Company		10.0
American Express National Bank		11.5

Table 16: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	March 31, 2020
Risk-Based Capital
Common Equity Tier 1	$17.3
Tier 1 Capital	19.0
Tier 2 Capital	2.4
Total Capital	21.3

Risk-Weighted Assets	148.1
Average Total Assets to calculate the Tier 1 Leverage Ratio	$190.1
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
Common Equity Tier 1 Risk-Based Capital Ratio — Calculated as Common Equity Tier 1 capital (CET1), divided by risk-weighted assets. CET1 is the sum of common shareholders’ equity, adjusted for ineligible goodwill and intangible assets, certain deferred tax assets, as well as certain other comprehensive income items as follows: net unrealized gains/losses on securities, foreign currency translation adjustments and net unrealized pension and other postretirement benefit/losses, all net of tax. Beginning in the first quarter of 2020, CET1 is also adjusted for the CECL interim final rule discussed below.
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
Total Risk-Based Capital Ratio — Calculated as the sum of Tier 1 capital and Tier 2 capital, divided by risk-weighted assets. Tier 2 capital is the sum of the allowance for loan and receivable losses (limited to 1.25 percent of risk-weighted assets) and $480 million of eligible subordinated notes, adjusted for capital held by insurance subsidiaries. The $480 million of eligible subordinated notes reflect a 20 percent, or $120 million, reduction of Tier 2 capital credit for the $600 million subordinated debt issued in December 2014.
Tier 1 Leverage Ratio — Calculated by dividing Tier 1 capital by our average total consolidated assets for the most recent quarter.

In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the CECL methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020. In March 2020, the federal banking regulators issued an interim final rule that provides banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25 percent per year beginning January 1, 2022. We have elected to adopt the March 2020 interim final rule. As of March 31, 2020, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the impact of the $1.6 billion increase in reserves for credit losses for the quarter.
On March 4, 2020, the Federal Reserve issued a final rule to replace the 2.5 percent capital conservation buffer with a dynamic “stress capital buffer,” which has a floor of 2.5 percent. Under the rule, the stress capital buffer equals (i) the difference between a banking organization’s starting and minimum projected Common Equity Tier 1 capital ratios under the supervisory severely adverse stress testing scenario, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets, and will be reset each year based on the banking organization’s annual stress testing results. The rule’s changes to the capital conservation buffer will take effect October 1, 2020, following the 2020 Comprehensive Capital Analysis and Review (CCAR).
We submitted our capital plan by April 6, 2020, as required by the Federal Reserve. The Federal Reserve is expected to publish the results of its supervisory stress tests for all banking organizations participating in CCAR, which should indicate the size of each firm’s stress capital buffer, by June 30, 2020.
Share Repurchases and Dividends
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three months ended March 31, 2020, we returned $1.2 billion to our shareholders in the form of common stock dividends of $0.3 billion, and share repurchases of $0.9 billion. We repurchased 7 million common shares at an average price of $121.14 in the first quarter of 2020.
Due to the current level of uncertainty in the business environment, we have suspended share repurchases to maintain our financial strength.
In addition, during the three months ended March 31, 2020, we paid $32 million in dividends on non-cumulative perpetual preferred shares outstanding.
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
Given the significant reductions in our business volumes and changes in growth outlook, we do not currently expect to have meaningful unsecured or secured term debt issuances for the remainder of 2020.

Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of March 31, 2020 and December 31, 2019:
Table 17: Summary of Consolidated Debt and Customer Deposits

(Billions)	March 31, 2020	December 31, 2019
Short-term borrowings	$3.5	$6.4
Long-term debt	52.6	57.8
Total debt	56.1	64.2
Customer deposits	78.0	73.3
Total debt and customer deposits	$134.1	$137.5
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
Table 18: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Stable
Moody’s	American Express Travel Related Services Company, Inc	N/A	A2	Stable
Moody's	American Express Credit Corporation	Prime-1	A2	Stable
Moody's	American Express National Bank	Prime-1	A3	Stable
Moody's	American Express Company	N/A	A3	Stable
S&P	American Express Travel Related Services Company, Inc	N/A	A-	Stable
S&P	American Express Credit Corporation and American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of March 31 2020, we had Cash and cash equivalents of $36.1 billion. The increase of $12.2 billion from $23.9 billion as of December 31, 2019 was primarily driven by the decline in the balances of our Card Member loans and receivables.
The net interest expense to maintain these liquidity resources depends on the amount of liquidity resources we maintain and the difference between our cost of funding these amounts and their investment yields. As the amount of our liquidity resources has increased, the level of future net interest expense to maintain these resources is expected to be significant, as the investment income is less than the cost of funding.
Securitized Borrowing Capacity
As of March 31, 2020, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of March 31, 2020, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
On April 20, 2020, we added approximately $1.7 billion of U.S. corporate Card Member receivables to the Charge Trust.
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
We had approximately $71.5 billion as of March 31, 2020 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of March 31, 2020 of $3.5 billion, with a maturity date of October 15, 2022. As of March 31, 2020, no amounts were drawn on this facility.

Unused Credit Outstanding and Certain Contractual Obligations
As of March 31, 2020, we had approximately $311 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit, and therefore are not reflected in unused credit available to Card Members.
In April 2020, we pre-purchased $1 billion worth of Hilton Honors points, which we may use for future promotions, rewards and incentive programs for our joint customers. The points pre-purchase program is part of a pre-existing contractual agreement between us and Hilton Worldwide Holdings Inc. that was negotiated in prior years and already contemplated in our capital and liquidity planning.

Cash Flows
The following table summarizes our cash flow activity for the three months ended March 31:
Table 19: Cash Flows

(Billions)	2020	2019
Total cash provided by (used in):
Operating activities	$(2.2)	$8.5
Investing activities	21.9	(2.7)
Financing activities	(5.4)	—
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	—
Net increase in cash, cash equivalents and restricted cash	$14.2	$5.8
Cash Flows from Operating Activities
Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as provisions for credit losses, depreciation and amortization, deferred taxes and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

The decrease in net cash related to operating activities was primarily driven by the significant decline in billed business in the month of March 2020, resulting in lower accounts payable and other liabilities.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
The increase in net cash provided by investing activities was primarily driven by a decline in the balances outstanding from Card Member loans and receivables as Card Members continued to pay down outstanding balances, combined with a significant decline in Card Member spending during March 2020, and a net decrease in the investment securities portfolio.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.

The increase in net cash used in financing activities was primarily driven by higher net repayment of debt, partially offset by higher growth in customer deposits.

OTHER MATTERS
Certain Legislative, Regulatory and Other Developments
Supervision & Regulation
We are subject to extensive government regulation and supervision in jurisdictions around the world, and the costs of compliance are substantial. In recent years, the financial services industry has been subject to rigorous scrutiny, high regulatory expectations, an increasing range of regulations, and a stringent and unpredictable enforcement environment.
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
Please see the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) for further information.
Government Responses to COVID-19 Pandemic
In response to the COVID-19 pandemic, authorities around the world have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. In addition to these measures, which have substantially curtailed household and business activity, fiscal and monetary policy measures have been deployed for the stated purpose of attempting to mitigate the adverse effects on the economy. In the United States, this has included the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and a number of emergency lending and liquidity facilities established by the Federal Reserve.
Among other things, the CARES Act created a new loan guarantee program we started participating in called the Paycheck Protection Program (PPP), designed to provide small businesses with support to cover payroll and certain other expenses. The CARES Act also provides financial institutions with the option to temporarily suspend (i) certain requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be treated as troubled debt restructurings and (ii) any determination that a loan modified as a result of COVID-19 is a troubled debt restructuring (including impairment for accounting purposes).
There have also been various governmental actions taken or proposed to provide forms of relief, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees.
Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known. We continue to monitor federal, state and international regulatory developments in relation to COVID-19 and their potential impact on our operations.
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
For more information on payments regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2019 Form 10-K.
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
For more information on the potential impacts of surcharging and other actions that could impair the Card Member experience, please see the “Risk Factors” section of the 2019 Form 10-K.
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
For more information on consumer financial products regulation, as well as the potential impacts on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2019 Form 10-K.
Antitrust Litigation
The U.S. Department of Justice and certain states’ attorneys general brought an action against us in 2010 alleging that the provisions in our card acceptance agreements with merchants that prohibit merchants from engaging in various actions to discriminate against our card products violate the U.S. antitrust laws. On June 25, 2018, the Supreme Court found in favor of American Express in that case. We continue to vigorously defend similar antitrust claims initiated by merchants. See Note 7 to the "Consolidated Financial Statements" for descriptions of the cases. It is possible that actions impairing the Card Member experience, or the resolution of one or any combination of these merchant claims for damages, could have a material adverse effect on our business. For more information on the potential impacts of an adverse decision in the merchant litigations on our business, please see the “Risk Factors” section of the 2019 Form 10-K.

Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies and a governance framework to comply with applicable laws, meet evolving customer expectations and support and enable business innovation and growth. Global financial institutions like us, as well as our customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2019 Form 10-K.
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
Airline-related volume — Represents spend at airlines as a merchant.
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
Discount revenue — Primarily represents the amount earned on transactions occurring at merchants that have entered into a card acceptance agreement with us, a Global Network Services (GNS) partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members.
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
Net interest yield on average Card Member loans —  A non-GAAP measure that is computed by dividing adjusted net interest income by average Card Member loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provision for credit losses, and are thus not included in the net interest yield calculation.

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
T&E-related volume — Represents spend on travel and entertainment, which primarily includes airline, cruise, lodging and dining merchant categories. Non-T&E-related volume includes spend in all other merchant categories.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•a further deterioration in global economic and business conditions, consumer and business spending generally; an inability or unwillingness of Card Members to pay amounts owed to us; uncertain impacts of, or additional changes in, monetary, fiscal or tax policy to address the impact of COVID-19; prolonged measures to contain the spread of COVID-19 or premature easing of such containment measures, both of which could further exacerbate the effects on our business activities and results of operations, Card Members, partners and merchants; our inability to manage risk in an uncertain and fast-changing environment; further market volatility and changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; changes in foreign currency rates and benchmark interest rates; an inability of our business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses or otherwise; pricing changes, product mix and credit actions, including line size and other adjustments to credit availability; and telecommunications failures, internet outages or cybersecurity incidents impacting transaction authorization, clearing and settlement systems;
•the amount of future credit reserve builds, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; the impact of the Current Expected Credit Loss (CECL) methodology; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the actual amount to be spent on marketing and promotion, which will be based in part on continued changes in macroeconomic conditions and business performance; management’s assessment of competitive opportunities; contractual obligations with business partners and other fixed costs and prior commitments; and management’s ability to realize efficiencies and optimize investment spending;
•the actual amount to be spent on Card Member rewards and services, which could be impacted by Card Members’ interest in the value propositions we offer; further enhancements to product benefits to make them attractive to Card Members, potentially in a manner that is not cost effective; Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers; the costs related to reward point redemptions; and new and renegotiated contractual obligations with business partners;
•our ability to reduce our operating expenses and meet our commitment of no COVID-19 related layoffs for the remainder of 2020, which could be impacted by, among other things, an inability to balance expense control and investments in the business; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence; higher-than-expected cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; the level of M&A activity and related expenses; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; the impact of changes in foreign currency exchange rates on costs; and greater than expected inflation;
•net card fees not growing consistent with current expectations, which could be impacted by, among other things, the further deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher attrition rates; Card Members continuing to be attracted to our premium card products; and an inability to address competitive pressures and implement our strategies and business initiatives, including introducing new benefits and services that are designed for the current environment;
•a further decline of the average discount rate, including as a result of further changes in the mix of spending by location and industry, merchant negotiations (including merchant incentives, concessions and volume-related pricing discounts), competition, pricing regulation (including regulation of competitors’ interchange rates) and other factors;
•changes in the substantial and increasing worldwide competition in the payments industry, including competitive pressure that may materially impact the prices we charge merchants that accept American Express cards, competition for new and existing cobrand relationships, competition from new and non-traditional competitors and the success of marketing, promotion and rewards programs;
•changes affecting our plans regarding the return of capital to shareholders, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and approval of our capital plans; our results of operations and financial condition; and the economic environment and market conditions in any given period;
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
•further changes in capital and credit market conditions, which may significantly affect our ability to meet our liquidity needs, expectations regarding capital and liquidity ratios, access to capital and cost of capital, including changes in interest rates; changes in market conditions affecting the valuation of our assets; or any reduction in our credit ratings or those of our subsidiaries, which could materially increase the cost and other terms of our funding or restrict our access to the capital markets;
•legal and regulatory developments, which could affect the profitability of our business activities; limit our ability to pursue business opportunities; require changes to business practices or alter our relationships with Card Members, partners, merchants and other third parties, including our ability to continue certain cobrand and agent relationships in the EU; exert further pressure on the average discount rate and GNS volumes; result in increased costs related to regulatory oversight, litigation-related settlements, judgments or expenses, restitution to Card Members or the imposition of fines or civil money penalties; materially affect our capital or liquidity requirements, results of operations or ability to pay dividends; or result in harm to the American Express brand;
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as fire, power loss, disruptions in telecommunications, severe weather conditions, natural and man-made disasters, or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in “Risk Factors” below and in the 2019 Form 10-K and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2020	2019
Revenues
Non-interest revenues
Discount revenue	$5,838	$6,195
Net card fees	1,110	944
Other fees and commissions	720	803
Other	312	363
Total non-interest revenues	7,980	8,305
Interest income
Interest on loans	2,909	2,725
Interest and dividends on investment securities	38	33
Deposits with banks and other	99	196
Total interest income	3,046	2,954
Interest expense
Deposits	326	399
Long-term debt and other	390	496
Total interest expense	716	895
Net interest income	2,330	2,059
Total revenues net of interest expense	10,310	10,364
Provisions for credit losses
Card Member receivables	597	253
Card Member loans	1,876	525
Other	148	31
Total provisions for credit losses	2,621	809
Total revenues net of interest expense after provisions for credit losses	7,689	9,555
Expenses
Marketing and business development	1,705	1,575
Card Member rewards	2,392	2,451
Card Member services	456	550
Salaries and employee benefits	1,395	1,422
Other, net	1,289	1,599
Total expenses	7,237	7,597
Pretax income	452	1,958
Income tax provision	85	408
Net income	$367	$1,550
Earnings per Common Share (Note 14):(a)
Basic	$0.41	$1.81
Diluted	$0.41	$1.80
Average common shares outstanding for earnings per common share:
Basic	807	841
Diluted	808	843
(a)Represents net income less (i) earnings allocated to participating share awards of $2 million and $11 million for the three months ended March 31, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $32 million and $21 million for the three months ended March 31, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions)	2020	2019
Net income	$367	$1,550
Other comprehensive loss:
Net unrealized debt securities gains, net of tax	57	17
Foreign currency translation adjustments, net of tax	(322)	8
Net unrealized pension and other postretirement benefits, net of tax	6	(27)
Other comprehensive loss	(259)	(2)
Comprehensive income	$108	$1,548
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents
Cash and due from banks	$2,286	$3,402
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2020, $230; 2019, $87)	33,662	20,392
Short-term investment securities	147	138
Total cash and cash equivalents	36,095	23,932
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2020, $3,815; 2019, $8,284), less reserves for credit losses: 2020, $459; 2019, $619	44,269	56,794
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2020, $28,103; 2019, $32,230), less reserves for credit losses: 2020, $5,236; 2019, $2,383	72,464	84,998
Other loans, less reserves for credit losses: 2020, $241; 2019, $152	4,954	4,626
Investment securities	5,032	8,406
Premises and equipment, less accumulated depreciation and amortization: 2020, $6,799; 2019, $6,562	4,798	4,834
Other assets (includes restricted cash of consolidated variable interest entities: 2020, $2,013; 2019, $85)	18,448	14,731
Total assets	$186,060	$198,321
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$77,962	$73,287
Accounts payable	7,977	12,738
Short-term borrowings	3,497	6,442
Long-term debt (includes debt issued by consolidated variable interest entities: 2020, $16,275; 2019, $19,668)	52,588	57,835
Other liabilities	23,030	24,948
Total liabilities	$165,054	$175,250
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of March 31, 2020 and December 31, 2019	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 805 million shares as of March 31, 2020 and 810 million shares as of December 31, 2019	161	163
Additional paid-in capital	11,680	11,774
Retained earnings	12,161	13,871
Accumulated other comprehensive loss
Net unrealized debt securities gains, net of tax of: 2020, $29; 2019, $11	90	33
Foreign currency translation adjustments, net of tax of: 2020, $(59); 2019, $(319)	(2,511)	(2,189)
Net unrealized pension and other postretirement benefits, net of tax of: 2020, $(196); 2019, $(208)	(575)	(581)
Total accumulated other comprehensive loss	(2,996)	(2,737)
Total shareholders’ equity	21,006	23,071
Total liabilities and shareholders’ equity	$186,060	$198,321

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31 (Millions)	2020	2019
Cash Flows from Operating Activities
Net income	$367	$1,550
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	2,621	809
Depreciation and amortization	337	297
Deferred taxes and other	333	137
Stock-based compensation	43	85
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	309	(357)
Accounts payable & other liabilities	(6,229)	6,026
Net cash (used in) provided by operating activities	(2,219)	8,547
Cash Flows from Investing Activities
Maturities and redemptions of investment securities	4,376	2,227
Purchase of investments	(997)	(4,060)
Net decrease (increase) in Card Member loans and receivables, and other loans	18,883	(656)
Purchase of premises and equipment, net of sales: 2020, nil; 2019, $33	(335)	(348)
Acquisitions/dispositions, net of cash acquired	—	(20)
Other investing activities	—	148
Net cash provided by (used in) investing activities	21,927	(2,709)
Cash Flows from Financing Activities
Net increase in customer deposits	4,701	2,892
Net decrease in short-term borrowings	(2,880)	(1,099)
Proceeds from long-term debt	—	3,633
Payments of long-term debt	(5,849)	(3,821)
Issuance of American Express common shares	16	19
Repurchase of American Express common shares and other	(1,023)	(1,352)
Dividends paid	(383)	(355)
Net cash used in financing activities	(5,418)	(83)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(128)	68
Net increase in cash, cash equivalents and restricted cash	14,162	5,823
Cash, cash equivalents and restricted cash at beginning of period	24,446	27,808
Cash, cash equivalents and restricted cash at end of period	$38,608	$33,631

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Mar-20	Dec-19	Mar-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets	$36,095	$23,932	$33,177	$27,445
Restricted cash included in Other assets per Consolidated Balance Sheets	2,513	514	454	363
Total cash, cash equivalents and restricted cash	$38,608	$24,446	$33,631	$27,808

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	367	—	—	—	—	367
Other comprehensive loss	(259)	—	—	—	(259)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	(36)	—	—	11	—	(47)
Cash dividends declared preferred Series B, $14.09 per share	(11)	—	—	—	—	(11)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.43 per share	(348)	—	—	—	—	(348)
Balances as of March 31, 2020	$21,006	$—	$161	$11,680	$(2,996)	$12,161

Three months ended March 31, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2018	$22,290	$—	$170	$12,218	$(2,597)	$12,499
Net income	1,550	—	—	—	—	1,550
Other comprehensive loss	(2)	—	—	—	(2)	—
Repurchase of common shares	(1,245)	—	(3)	(267)	—	(975)
Other changes, primarily employee plans	(27)	—	1	12	—	(40)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.39 per share	(327)	—	—	—	—	(327)
Balances as of March 31, 2019	$22,218	$—	$168	$11,963	$(2,599)	$12,686
(a)Represents $1,170 million, net of tax of $288 million, relating to the impact as of January 1, 2020 of adopting the new accounting guidance for the recognition of credit losses on certain financial instruments.
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
The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. If not materially different, certain note disclosures included therein have been omitted from these Consolidated Financial Statements.
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
Recently Issued and Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board issued new accounting guidance related to the effects of reference rate reform on financial reporting. The guidance, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. We adopted the guidance as of March 31, 2020, with no material impact on our financial position, results of operations and cash flows. There were no significant changes to our accounting policies, business processes or internal controls as a result of adopting the new guidance.
Effective January 1, 2020, we adopted the new credit reserving methodology, applicable to certain financial instruments, known as the Current Expected Credit Loss (CECL) methodology under a modified retrospective transition. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. Upon implementation, total loan reserves increased by $1,663 million and total receivable reserves decreased by $493 million, along with the associated current and deferred tax impact of $288 million, and an offset to the opening balance of retained earnings, net of tax, of $882 million. There were no material changes to our business processes or internal controls as a result of adopting the new guidance. Refer to Note 3 for additional information on how management estimates reserves for credit losses in accordance with the CECL methodology.

In addition, for available-for-sale debt securities, the new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. There was no financial impact related to this implementation. Refer to Note 4 for additional information.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Loans and Card Member Receivables
Our lending and charge payment card products result in the generation of Card Member loans and Card Member receivables. We also extend credit to consumer and commercial customers through non-card financing products, resulting in Other loans. Reserves for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.
Card Member loans by segment and Other loans as of March 31, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$63,849	$73,266
Global Commercial Services	13,851	14,115
Card Member loans	77,700	87,381
Less: Reserve for credit losses	5,236	2,383
Card Member loans, net	$72,464	$84,998
Other loans, net (b)	$4,954	$4,626
(a)Includes approximately $28.1 billion and $32.2 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of March 31, 2020 and December 31, 2019, respectively.
(b)Other loans primarily represent consumer and commercial non-card financing products. Other loans are presented net of reserves for credit losses of $241 million and $152 million as of March 31, 2020 and December 31, 2019, respectively.
Card Member receivables by segment as of March 31, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$15,816	$22,844
Global Commercial Services (b)	28,912	34,569
Card Member receivables	44,728	57,413
Less: Reserve for credit losses	459	619
Card Member receivables, net	$44,269	$56,794
(a)Includes $8.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of December 31, 2019.
(b)Includes $3.8 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of March 31, 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of March 31, 2020 and December 31, 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$62,758	$301	$232	$558	$63,849
Global Commercial Services
Global Small Business Services	13,597	63	47	88	13,795
Global Corporate Payments (a)	(b)	(b)	(b)	—	56
Card Member Receivables:
Global Consumer Services Group	15,541	85	61	129	15,816
Global Commercial Services
Global Small Business Services	$15,382	$112	$78	$131	$15,703
Global Corporate Payments (a)	(b)	(b)	(b)	$139	$13,209

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$72,101	$322	$253	$590	$73,266
Global Commercial Services
Global Small Business Services	13,898	56	40	85	14,079
Global Corporate Payments (a)	(b)	(b)	(b)	—	36
Card Member Receivables:
Global Consumer Services Group	22,560	86	58	140	22,844
Global Commercial Services
Global Small Business Services	$17,113	$99	$58	$134	$17,404
Global Corporate Payments (a)	(b)	(b)	(b)	$136	$17,165
(a)Global Corporate Payments (GCP) reflects global, large and middle market corporate accounts. Delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member loan or receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. See also (b).
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

	2020			2019
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.6%	3.2%	1.7%	2.3%	2.8%	1.5%
Global Small Business Services	1.9%	2.2%	1.4%	1.8%	2.1%	1.3%
Card Member Receivables:
Global Consumer Services Group	2.0%	2.2%	1.7%	1.7%	1.9%	1.3%
Global Small Business Services	2.2%	2.5%	2.0%	1.9%	2.1%	1.6%
Global Corporate Payments	(b)	1.0%	(c)	(b)	(d)	(c)
(a)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, because we consider uncollectible interest and/or fees in estimating our reserves for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(b)Net write-off rate based on principal losses only is not available due to system constraints.
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 1.1% and 0.6% for the periods ended March 31, 2020 and 2019, respectively.
(d)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods, and represents the ratio of GCP Card Member receivables write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members. The net loss ratio for the three months ended March 31, 2019 was 0.08%.

Refer to Note 3 for additional indicators, including external environmental qualitative factors, management considers in its evaluation process for reserves for credit losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired Card Member Loans and Receivables
Impaired Card Member loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the Card Member agreement. In certain cases, these Card Member loans and receivables are included in one of our various Troubled Debt Restructuring (TDR) modification programs. Impaired Card Member loans and receivables outside the U.S. are not significant as of March 31, 2020 and December 31, 2019; therefore, such loans and receivables are not included in the following tables unless otherwise noted.
The following tables provide additional information with respect to our impaired Card Member loans and receivables as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group (f)	$361	$268	$557	$185	$1,371	$235
Global Commercial Services	46	56	112	41	255	64
Card Member Receivables:
Global Consumer Services Group	—	—	63	14	77	9
Global Commercial Services	—	—	123	34	157	18
Total	$407	$324	$855	$274	$1,860	$326

	As of December 31, 2019
			Accounts Classified as a TDR (c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group (f)	$384	$284	$500	$175	$1,343	$137
Global Commercial Services	44	54	97	38	233	22
Card Member Receivables:
Global Consumer Services Group	—	—	56	16	72	3
Global Commercial Services	—	—	109	30	139	6
Total	$428	$338	$762	$259	$1,787	$168
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
(c)Accounts classified as a TDR include $27 million and $26 million that are over 90 days past due and accruing interest and $11 million and $10 million that are non-accruals as of March 31, 2020 and December 31, 2019, respectively.
(d)In Program TDRs include Card Member accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $197 million and $188 million of Card Member accounts that have successfully completed a modification program and $77 million and $72 million of Card Member accounts that were not in compliance with the terms of the modification programs as of March 31, 2020 and December 31, 2019, respectively.
(f)Global Consumer Services Group (GCSG) includes balances outside the U.S. of $82 million and $93 million that are over 90 days and accruing interest as of March 31, 2020 and December 31, 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Card Member Loans and Receivables Modified as TDRs
The following table provides additional information with respect to Card Member loans and receivables modified as TDRs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	24	$195	14	(b)
Card Member Receivables	3	74	(c)	25
Total	27	$269

	Three Months Ended March 31, 2019
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)
Troubled Debt Restructurings:
Card Member Loans	17	$128	13	(b)
Card Member Receivables	2	40	(c)	27
Total	19	$168
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

	Three Months Ended March 31, 2020
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$28
Card Member Receivables	1	9
Total	5	$37

	Three Months Ended March 31, 2019
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	2	$17
Card Member Receivables	1	4
Total	3	$21
(a)The outstanding balances upon default include principal, fees and accrued interest on Card Member loans, and principal and fees on Card Member receivables.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Reserves for Credit Losses
Reserves for credit losses represent our best estimate of the expected credit losses in our outstanding portfolio of Card Member loans and receivables as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date. We make various judgments combined with historical loss experience to calculate a reserve rate that is applied to the outstanding loan or receivable balance to produce a reserve for expected credit losses.
We use a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key parameters: Probability of Default (PD), Exposure at Default (EAD), and future recoveries for each month of the R&S Period. Beyond the R&S Period, we estimate expected credit losses using our historical loss rates.
•PD models are used to estimate the likelihood an account will be written-off.
•EAD models are used to estimate the balance of an account at the time of write-off. This includes balances less expected repayments based on historical payment and revolve behavior, which vary by customer. Due to the nature of revolving loan portfolios, the EAD models are complex and involve assumptions regarding the relationship between future spend and payment behaviors.
•Future recoveries are the amounts received from Card Members after default occurs, typically as a result of collection efforts. Future recoveries are estimated taking into consideration the time of default, time elapsed since default and macroeconomic conditions.
These three parameters calculate the quantitative future expected credit losses. We also consider the likelihood a previously written off account will be recovered. This calculation is dependent on how long ago the account was written off and future economic conditions, which estimate the likelihood and magnitude of recovery. Our models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions include multiple macroeconomic scenarios provided to us by an independent third party and reviewed by management. These macroeconomic scenarios contain certain geographic based variables that are influential to our modelling process, including unemployment rates and real gross domestic product. The process of estimating credit reserves incorporates the above factors over the R&S Period explicitly considering macroeconomic forward-looking information.
Additionally, we consider whether to adjust the quantitative reserves to address possible limitations within the models or factors not included within the models, such as external factors, portfolio trends or management risk actions.
Lifetime losses for most of our loans and receivables are evaluated collectively based on similar risk characteristics, including past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. We report losses on accrued interest within provision for credit losses, rather than reversing interest income. Separate models are used for accounts deemed a troubled debt restructuring, which are measured individually using a discounted cash flow model. See Note 2 for information on troubled debt restructurings.
Loans and receivable balances are written off when we consider amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due for pay in full or revolving loans and 120 days past due for term loans. Loans and receivables in bankruptcy or owed by deceased individuals are generally written off upon notification.
Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Card Member Loans Reserve for Credit Losses
The following table presents changes in the Card Member loans reserve for credit losses for the three months ended March 31:

(Millions)	2020	2019
Balance, January 1(a)	$4,027	$2,134
Provisions (b)	1,876	525
Net write-offs (c)
Principal	(518)	(457)
Interest and fees	(107)	(92)
Other (d)	(42)	11
Balance, March 31	$5,236	$2,121
(a)Includes an increase of $1,643 million related to the adoption of the CECL methodology.
(b)Provisions for principal, interest and fee reserve components.
(c)Principal write-offs are presented less recoveries of $145 million and $124 million for the three months ended March 31, 2020 and 2019, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(31) million and $(15) million for the three months ended March 31, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $(42) million and $6 million for the three months ended March 31, 2020 and 2019, respectively.
Card Member loans reserve for credit losses increased for the three months ended March 31, 2020, primarily driven by a significant reserve build, which reflects the deterioration of the estimated global macroeconomic outlook, including unemployment and GDP, as a result of COVID-19 impacts.
Changes in Card Member Receivables Reserve for Credit Losses
The following table presents changes in the Card Member receivables reserve for credit losses for the three months ended March 31:

(Millions)	2020	2019
Balance, January 1 (a)	$126	$573
Provisions (b)	597	253
Net write-offs (c)	(258)	(216)
Other (d)	(6)	(2)
Balance, March 31	$459	$608
(a)Includes a decrease of $493 million related to the adoption of the CECL methodology.
(b)Provisions for principal and fee reserve components.
(c)Net write-offs are presented less recoveries of $92 million and $91 million for the three months ended March 31, 2020 and 2019, respectively. Amounts include net (write-offs) recoveries from TDRs of $(7) million and $(4) million, for the three months ended March 31, 2020 and 2019, respectively.
(d)Primary includes foreign currency translation adjustments of $(5) million and $3 million for the three months ended March 31, 2020 and 2019, respectively.
Card Member receivables reserve for credit losses increased for the three months ended March 31, 2020, primarily driven by a significant reserve build, which reflects the deterioration of the estimated global macroeconomic outlook, including unemployment and GDP, as a result of COVID-19 impacts.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. Comparative information continues to be reported in accordance with the methodology in effect for prior periods. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record an allowance for the expected credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax.

Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
The following is a summary of investment securities as of March 31, 2020 and December 31, 2019:

	2020				2019
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$194	$10	$—	$204	$236	$8	$(1)	$243
U.S. Government agency obligations	8	—	—	8	9	—	—	9
U.S. Government treasury obligations	4,001	104	—	4,105	7,395	35	(1)	7,429
Corporate debt securities	24	—	—	24	27	—	—	27
Mortgage-backed securities (a)	37	3	—	40	39	2	—	41
Foreign government bonds and obligations	574	2	—	576	578	1	—	579
Equity securities (b) (c)	55	22	(2)	75	55	25	(2)	78
Total	$4,893	$141	$(2)	$5,032	$8,339	$71	$(4)	$8,406
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.
(c)During the fourth quarter of 2019, an equity investment was transferred from Other assets to Investment securities following the completion of an initial public offering by the issuer of the security. The investment had a fair value of $25 million and $28 million as of March 31, 2020 and December 31, 2019, respectively, with an associated cost of $3 million. The gross unrealized gains include $9 million that were recognized during 2018.
The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of March 31, 2020.

	2019
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$18	$(1)	$—	$—
U.S. Government treasury obligations	—	—	324	(1)
Total	$18	$(1)	$324	$(1)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of March 31, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Total as of December 31, 2019	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)

Contractual maturities for investment securities with stated maturities as of March 31, 2020 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$2,703	$2,725
Due after 1 year but within 5 years	1,798	1,868
Due after 5 years but within 10 years	161	177
Due after 10 years	176	187
Total	$4,838	$4,957
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of March 31, 2020 and December 31, 2019, our ownership of variable interests was $12.1 billion and $12.9 billion, respectively, for the Lending Trust and $3.8 billion and $8.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
The following table provides information on the restricted cash held by the Trusts as of March 31, 2020 and December 31, 2019, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2020	2019
Lending Trust	$2,013	$85
Charge Trust	—	—
Total	$2,013	$85
These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the three months ended March 31, 2020 and the year ended December 31, 2019, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Customer Deposits
As of March 31, 2020 and December 31, 2019, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2020	2019
U.S.:
Interest-bearing	$76,459	$72,445
Non-interest-bearing (includes Card Member credit balances of: 2020, $791; 2019, $389)	815	415
Non-U.S.:
Interest-bearing	25	23
Non-interest-bearing (includes Card Member credit balances of: 2020, $661; 2019, $401)	663	404
Total customer deposits	$77,962	$73,287
Customer deposits by deposit type as of March 31, 2020 and December 31, 2019 were as follows:

(Millions)	2020	2019
U.S. retail deposits:
Savings accounts – Direct	$48,981	$46,394
Certificates of deposit:
Direct	2,360	1,854
Third-party (brokered)	8,715	8,076
Sweep accounts – Third-party (brokered)	16,403	16,121
Other deposits:
U.S. non-interest bearing deposits	24	26
Non-U.S. deposits	27	26
Card Member credit balances ― U.S. and non-U.S.	1,452	790
Total customer deposits	$77,962	$73,287
The scheduled maturities of certificates of deposit as of March 31, 2020 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2020	$4,180	$11	$4,191
2021	3,233	2	3,235
2022	2,747	—	2,747
2023	508	—	508
2024	267	—	267
After 5 years	140	—	140
Total	$11,075	$13	$11,088
As of March 31, 2020 and December 31, 2019, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2020	2019
U.S.	$839	$622
Non-U.S.	4	4
Total	$843	$626

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
A putative merchant class action in the Eastern District of New York, consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), alleged that provisions in our merchant agreements prohibiting merchants from differentially surcharging our cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. On January 15, 2020, our motion to compel arbitration of claims brought by merchants who accept American Express and to dismiss claims of merchants who do not was granted. Plaintiffs have sought leave to file a motion seeking the right to file an interlocutory appeal.

On February 25, 2020, we were named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff seeks a public injunction prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” We intend to vigorously defend the case.
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
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of March 31, 2020, these derivatives were not in a significant net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of March 31, 2020 and December 31, 2019, no credit risk adjustment to the derivative portfolio was required.
A majority of our derivative assets and liabilities as of March 31, 2020 and December 31, 2019 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2020 and December 31, 2019:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$617	$185	$—	$—
Net investment hedges - Foreign exchange contracts	763	24	63	186
Total derivatives designated as hedging instruments	1,380	209	63	186
Derivatives not designated as hedging instruments:
Foreign exchange contracts	826	134	356	254
Total derivatives, gross	2,206	343	419	440
Derivative asset and derivative liability netting (b)	(266)	(90)	(266)	(90)
Cash collateral netting (c)(d)	(629)	(185)	—	(9)
Total derivatives, net	$1,311	$68	$153	$341
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
(d)We posted $80 million and $47 million as of March 31, 2020 and December 31, 2019, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $20.6 billion and $22.6 billion of fixed-rate debt obligations designated in fair value hedging relationships as of March 31, 2020 and December 31, 2019, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three months ended March 31:

	Gains (losses)
	Three Months Ended March 31,
(Millions)	2020	2019
Fixed-rate long-term debt	$(597)	$(160)
Derivatives designated as hedging instruments	611	158
Total	$14	$(2)
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $21.3 billion and $22.7 billion as of March 31, 2020 and December 31, 2019, respectively, including the cumulative amount of fair value hedging adjustments of $814 million and $217 million for the respective periods.
We recognized a net decrease of $21 million and a net increase of $38 million in Interest expense on Long-term debt for the three months ended March 31, 2020 and 2019, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We had notional amounts of approximately $10.0 billion and $9.8 billion of foreign currency derivatives designated as net investment hedges as of March 31, 2020 and December 31, 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a gain of $732 million and a loss of $162 million for the three months ended March 31, 2020 and 2019, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net gains of $20 million and $4 million for the three months ended March 31, 2020 and 2019, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of March 31, 2020 and December 31, 2019:

	2020				2019
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$75	$74	$1	$—	$78	$77	$1	$—
Debt securities	4,957	—	4,957	—	8,328	—	8,328	—
Derivatives, gross (a)	2,206	—	2,206	—	343	—	343	—
Total Assets	7,238	74	7,164	—	8,749	77	8,672	—
Liabilities:
Derivatives, gross (a)	419	—	419	—	440	—	440	—
Total Liabilities	$419	$—	$419	$—	$440	$—	$440	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2020 and December 31, 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$36	$36	$35	$1	$—
Other financial assets (b)	49	49	—	49	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses (c)	77	81	—	—	81

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	86	86	—	86	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	11	11	—	11	—
Long-term debt (c)	$53	$53	$—	$53	$—

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$24	$24	$23	$1	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member loans, less reserves for credit losses (c)	90	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	92	92	—	92	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	10	10	—	10	—
Long-term debt (c)	$58	$60	$—	$60	$—
(a)Level 2 amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $3.8 billion and $8.2 billion held by a consolidated VIE as of March 31, 2020 and December 31, 2019, respectively), other receivables, restricted cash and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $27.7 billion and $32.0 billion as of March 31, 2020 and December 31, 2019, respectively, and the fair values of Long-term debt were $16.4 billion and $19.8 billion as of March 31, 2020 and December 31, 2019, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the three months ended March 31, 2020 and the year ended December 31, 2019, we did not have any material assets that were measured at fair value due to impairment and there were no material fair value adjustments for equity investments without readily determinable fair values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of March 31, 2020, and $1 billion and $29 million, respectively, as of December 31, 2019, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three months ended March 31, 2020 and 2019 were as follows:

Three Months Ended March 31, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net unrealized gains	57	—	—	57
Net translation losses on investments in foreign operations	—	(1,054)	—	(1,054)
Net gains related to hedges of investments in foreign operations	—	732	—	732
Pension and other postretirement benefits	—	—	6	6
Net change in accumulated other comprehensive income (loss)	57	(322)	6	(259)
Balances as of March 31, 2020	$90	$(2,511)	$(575)	$(2,996)

Three Months Ended March 31, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	17	—	—	17
Net translation gains on investments in foreign operations	—	170	—	170
Net losses related to hedges of investments in foreign operations	—	(162)	—	(162)
Pension and other postretirement benefits	—	—	(27)	(27)
Net change in accumulated other comprehensive income (loss)	17	8	(27)	(2)
Balances as of March 31, 2019	$9	$(2,125)	$(483)	$(2,599)
The following table shows the tax impact for the three months ended March 31 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended March 31,
(Millions)	2020	2019
Net unrealized debt securities	$18	$4
Net translation on investments in foreign operations	30	14
Net hedges on investments in foreign operations	230	(50)
Pension and other postretirement benefits	12	(11)
Total tax impact	$290	$(43)
Reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business for the three months ended March 31, 2020 and 2019 were not material.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2020	2019
Fees charged to Card Members:
Delinquency fees	$260	$251
Foreign currency conversion fee revenue	193	230
Other customer fees:
Loyalty coalition-related fees	108	114
Travel commissions and fees	60	108
Service fees and other (a)	99	100
Total Other fees and commissions	$720	$803
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
The following is a detail of Other expenses for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2020	2019
Occupancy and equipment	$549	$508
Professional services	439	494
Other (a)	301	597
Total Other expenses	$1,289	$1,599
(a)Other expense primarily includes general operating expenses, communication expenses, Card Member and merchant-related fraud losses, other non-income taxes, unrealized gains and losses on certain equity investments and litigation expenses.
13. Income Taxes
The effective tax rate was 18.8 percent and 20.8 percent for the three months ended March 31, 2020 and 2019, respectively. The change in tax rate primarily reflects discrete tax benefits in the current period in relation to lower pretax income.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2020	2019
Numerator:
Basic and diluted:
Net income	$367	$1,550
Preferred dividends	(32)	(21)
Net income available to common shareholders	$335	$1,529
Earnings allocated to participating share awards (a)	(2)	(11)
Net income attributable to common shareholders	$333	$1,518
Denominator: (a)
Basic: Weighted-average common stock	807	841
Add: Weighted-average stock options (b)	1	2
Diluted	808	843

Basic EPS	$0.41	$1.81
Diluted EPS	$0.41	$1.80
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.3 million and 0.9 million of options for the three months ended March 31, 2020 and 2019, respectively, because inclusion of the options would have been anti-dilutive.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Reportable Operating Segments
Effective for the first quarter of 2020, we made certain enhancements to our transfer pricing methodology related to the sharing of revenues between our card issuing, network and merchant businesses, and our methodology related to the allocation of certain funding costs primarily related to our Card Member loan and Card Member receivable portfolios. These enhancements resulted in certain changes to Non-interest revenues, Interest expense and operating expenses across our reportable operating segments. Prior period amounts have been revised to conform to the current period presentation. These changes had no impact on our Consolidated Results of Operations.
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three months ended March 31:

Three Months Ended March 31, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,894	$2,788	$1,346	$(48)	$7,980
Revenue from contracts with customers (b)	2,693	2,372	1,245	(14)	6,296
Interest income	2,411	499	6	130	3,046
Interest expense	328	200	(36)	224	716
Total revenues net of interest expense	5,977	3,087	1,388	(142)	10,310
Net income (loss)	$201	$38	$417	$(289)	$367
Total assets (billions)	$87	$47	$10	$42	$186

Three Months Ended March 31, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,912	$2,926	$1,449	$18	$8,305
Revenue from contracts with customers (b)	2,824	2,541	1,330	2	6,697
Interest income	2,272	454	9	219	2,954
Interest expense	435	256	(80)	284	895
Total revenues net of interest expense	5,749	3,124	1,538	(47)	10,364
Net income (loss)	$954	$512	$571	$(487)	$1,550
Total assets (billions)	$99	$54	$22	$22	$197
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
Interest Rate Risk
We analyze a variety of interest rate scenarios in response to changes in balance sheet composition, market conditions, and other factors. As of March 31, 2020, the composition of the balance sheet shifted substantially compared to December 31, 2019. There was a substantial reduction in fixed rate assets within Card Member loans and receivables, and an increase in floating rate assets such as cash and cash equivalents. Largely as a result of this change in balance sheet composition, the detrimental impact of an increase in market interest rates on our net interest income has been significantly lowered since December 31, 2019. A hypothetical, immediate 100 basis point increase in market interest rates would have a detrimental effect of approximately $23 million on our annual net interest income, based on the balance sheet as of March 31, 2020. This measure, which is calculated using a static asset liability gapping model, is primarily determined by the volume of variable rate funding of charge card and fixed-rate lending products. The detrimental impact from a rate increase is measured by instantaneously increasing the anticipated future interest rates by 100 basis points. It is further assumed that our interest-rate sensitive assets and the majority of our liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude as benchmark rate changes. Our estimated repricing risk assumes that certain deposit liabilities reprice at a lower magnitude than benchmark rate movements consistent with historical deposit repricing experience in the industry and within our own portfolio. If the current reduction in fixed rate assets within Card Member loans and receivables and increase in floating rate assets, such as cash and cash equivalents, continues, our net interest income could be subject to adverse impact from market interest rate declines. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Foreign Exchange Risk
With respect to earnings denominated in foreign currencies, the adverse impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been approximately $14 million and $173 million on our pretax income for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. Given weakening macroeconomic conditions, recent significant changes in our revenues generated and expenses incurred in foreign currencies, and changes in internal and economic forecasts, presenting the adverse impact on anticipated overseas operating results for the next twelve months of a 10 percent strengthening of the U.S. dollar, as we did in the 2019 Form 10-K, is not practical at this time.
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
We completed the implementation of internal controls in connection with the adoption of the new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, effective January 1, 2020.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2019 Form 10-K, refer to Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.
ITEM 1A. RISK FACTORS
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 13, 2020 (the “2019 Form 10-K”) based on information currently known to us and recent developments since the date of the 2019 Form 10-K filing. The matters discussed below should be read in conjunction with the risk factors set forth in the 2019 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
The impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations.
The emergence of the COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions that have adversely affected, and are expected to continue to materially adversely affect, our business and results of operations. The extent to which the pandemic will continue to materially adversely affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including the duration, spread and severity of the outbreak; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.
The COVID-19 pandemic and containment measures have contributed to, among other things:
•Widespread changes to, and significant and rapid reductions in, household and business activity and consumer and business spending, as well as economic contraction and a record rise in unemployment.
•Adverse impacts on our cobrand and other partners in the travel and airline industries, our GBT JV and on our third-party service providers, merchants, customer acquisition channels, processors, aggregators, network partners and other third parties that we rely on for services that are integral to our operations.
•Adverse impacts on the creditworthiness of our customers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts.
•Adverse impacts on industries representing a significant portion of our billed business (including, but not limited to, the travel and airline industries).
•Adverse impacts on capital and credit market conditions and our deposit base, which may limit our access to funding, increase our cost of capital, and affect our ability to meet liquidity needs.
•An increased risk of significantly higher Card Member reimbursements for goods or services purchased from merchants that cease operations or are unable to ultimately provide those goods or services or, in the case of our business partners, impairments of rewards points for those partners that are recorded as assets on our balance sheet.
•An increased strain on our risk management policies generally, including, but not limited to, the effectiveness and accuracy of our models, given the lack of data inputs and comparable precedent.
•An increased risk to the value of our investments and other assets, which has the potential to result in impairment charges.
•Adverse impacts on our daily business operations and our colleagues’ ability to perform necessary business functions, including as a result of illness or as a result of restrictions on movement.

•Increased challenges in growing or retaining our Card Member base and in launching new products or businesses or refreshing existing products in line with expectations or the current and changing needs of our customers.
•Increased spending on our business continuity efforts, such as technology, service centers and our supply chain, and readiness efforts for returning to our offices, which may in turn require that we further cut costs and investments in other areas.
•An increased risk of an information or cyber-security incident, fraud, a failure to maintain the uninterrupted operation of our information systems or a failure in the effectiveness of our anti-money laundering and other compliance programs due to, among other things, an increase in remote work.
The above impacts of the COVID-19 pandemic and containment measures are likely to continue and in some cases, may worsen.
As discussed in MD&A, we began using a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology effective January 1, 2020. Our ability to accurately forecast future losses under that methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of comparable precedent. For the three months ended March 31, 2020, provisions for credit losses were $2.6 billion, which included a reserve build of $1.7 billion.
The pandemic and containment measures have caused us to modify our strategic plans and business practices, and we may take further actions that we determine are in the best interests of our colleagues, customers and business partners. If we do not respond appropriately to the pandemic, or if customers or other stakeholders do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business.
Governmental authorities have adopted or proposed measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The future success of these measures is unknown and they may not be sufficient to mitigate the negative impact of the pandemic. Additionally, some measures, such as a suspension of loan payments and encouragement of forbearances, may have a negative impact on our business, results of operations and financial condition. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
If the pandemic is prolonged and/or extends more widely to countries around the world, it could amplify the negative impacts on our business and results of operations, and may also heighten many of the other risks described in the “Risk Factors” section of our 2019 Form 10-K. It is also possible that any adverse impacts of the pandemic and containment measures may continue once the pandemic is controlled and the containment measures are lifted. We do not yet know the full extent of how COVID-19 and the containment measures will affect our business, results of operations and financial condition, or the global economy as a whole. However, the continuing effects are expected to have a material adverse impact on our business and results of operations, and could have a material adverse impact on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020
Repurchase program(a)	3,084,377	$128.23	3,084,377	106,310,505
Employee transactions(b)	—	—	N/A	N/A

February 1-29, 2020
Repurchase program(a)	2,303,387	$128.18	2,303,387	104,007,118
Employee transactions(b)	825,175	$132.56	N/A	N/A

March 1-31, 2020
Repurchase program(a)	1,835,465	$100.37	1,835,465	102,171,653
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase program(a)	7,223,229	$121.14	7,223,229	102,171,653
Employee transactions(b)	825,175	$132.56	N/A	N/A
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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: April 24, 2020	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: April 24, 2020	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)