Form 10-Q
period 2020-06-30
AMERICAN EXPRESS CO
filed 2020-07-24
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2020
Common Shares (par value $0.20 per share)	805,161,121	Shares

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
Business Environment
Businesses and economies around the globe continued to see significant adverse impacts during the second quarter due to the COVID-19 pandemic and the resulting containment measures implemented by local and national authorities. During the quarter, while the impact of COVID-19 peaked and subsequently declined in some jurisdictions, leading to phased re-openings, other areas have seen continuing or renewed containment measures.
Throughout the quarter, our colleague base has continued to successfully operate in a remote working environment. We have worked to ensure our colleagues feel secure in their jobs and have the flexibility and resources they need to stay safe and healthy. More recently, we have shifted our focus to planning for the safe return of our colleagues to our offices. This return will take place slowly, in phases, and we are implementing comprehensive safety protocols for when our buildings open. To support our customers and merchants, we continued to offer financial and other assistance, adding product benefits to reflect today’s environment, and continuing to provide the high level of customer service they expect and rely on. During the quarter we participated in the U.S. Paycheck Protection Program, designed to provide small businesses with support to cover payroll and certain other expenses. We also continued to work with our strategic partners on initiatives to support our communities. In June 2020, we launched our global Shop Small campaign, which includes a commitment of over $200 million to help support our small merchants as they begin to re-open. In addition, we remain committed to strengthening inclusion and diversity within our company, while also increasing our support to Black-owned businesses and the Black community. We have pledged $10 million over the next four years to fund grants and training for U.S. Black-owned small businesses to assist in their recovery and address the challenges they face due to racial and social inequalities.
Reflective of the broader economy and spending trends in our customer segments, our billed business for the quarter was down 34 percent versus the prior year. Billed business in the month of April was down 40 percent year-over-year, followed by sequential improvement through May and June, with declines of 36 percent and 26 percent, respectively. Non-T&E spend was down 19 percent year-over-year in April, improving to a 5 percent decline year-over-year in June. In contrast, T&E spend saw much larger declines, down 95 percent year-over-year in April, improving to a 77 percent year-over-year decline in June. U.S. billed business declined 32 percent for the quarter versus the prior year, compared with a 38 percent decline in billed business outside the United States, where T&E volumes make up a higher proportion of spend. Our proprietary consumer and commercial billed business declined by 35 percent and 36 percent year-over-year, respectively. The decline in commercial billed business was driven by continued year-over-year decreases in T&E spend by our large corporate customers, which continued throughout the quarter, with less pronounced billed business declines from small and medium sized corporate customers, where T&E makes up a lower proportion of spend. Consumer billed business was also impacted by declines in T&E, and offline non-T&E spend, which was slightly offset by increased online and card-not-present spend at non-T&E merchants. To the extent we continue to see significant year-over-year declines in billed business, our future results will be materially impacted.
Revenues net of interest expense decreased 29 percent year-over-year, with sequential moderate improvement from April to June, consistent with the trend in billings. Discount revenue, our largest revenue line, decreased 39 percent, which was a larger contraction than the decline in billed business for the quarter, reflecting a decrease in the average discount rate. The average discount rate for the quarter declined by 14 basis points over the prior year, due to a shift in spend mix to non-T&E categories. If the spend mix stays at the current level or if the spend mix to non-T&E categories increases further, we would expect to see continued discount rate erosion in the third quarter. We continued to see COVID-19 related declines in Other fees and commissions and Other revenues, primarily due to declines in travel-related revenues. Card fee revenues had strong year-over-year growth, as such revenues are slower to react to economic shifts since they are recognized over a twelve-month period and we did not see an increase in Card Member attrition compared to the prior year; however, we also saw a modest sequential deceleration in growth rate from the first quarter, as the pace of new account acquisitions slowed. Net interest income declined by 9 percent year-over-year, primarily driven by lower average loans, partially offset by a higher net yield.

As a result of the spend-centric nature of our business model, Card Member loans and receivables declined 16 percent and 36 percent year-over-year, respectively, due to lower billed business volumes. Provisions for credit losses increased, primarily driven by higher reserve builds reflecting the continued deterioration of the global macroeconomic outlook, including unemployment and Gross Domestic Product (GDP), and a shift in the mix of loans and receivables, partially offset by a decline in the outstanding balance of loans and receivables.
During the first quarter, we created a Customer Pandemic Relief (CPR) program to provide short-term support for customers impacted by COVID-19. Enrollments in the CPR program peaked in April with $8.5 billion of loans and receivables included in the program. As of June 30, 2020, only $0.7 billion of balances remained in the program as the majority of the enrolled customers have become current as we wind down the program. We also enhanced our longer-term financial relief programs during the quarter. The balance in such longer-term programs had grown to approximately $2.6 billion of loans and receivables as of June 30, 2020. See Note 2 to the “Consolidated Financial Statements” for further information on troubled debt restructurings. In addition, as of June 30, 2020, we had $1.9 billion of delinquent loans and receivables, which included those balances in the CPR and other financial relief programs that were delinquent. The balance of delinquent loans and receivables remained relatively constant throughout the quarter.
Card Member rewards and services, and business development expenses, are generally correlated to billings or are variable based on usage and were impacted this quarter by the decline in billing volumes and lower usage of travel-related benefits due to ongoing impacts of COVID-19 and the resulting containment measures. We expect the trend for these expenses to continue to be correlated to billings and usage. In addition, we continued to focus on controlling operating expenses and reducing spend on proactive marketing for new acquisitions, while continuing to invest in new initiatives that enhance and provide relevant product benefits for our Card Members.
During the second quarter, we substantially enhanced our liquidity levels, and we further strengthened our capital position with capital ratios that are well above our targets and regulatory requirements. These robust capital and liquidity levels provide us with significant flexibility to maintain the strength of our balance sheet through this uncertain period. We also intend to maintain our quarterly dividend for the third quarter in line with prior quarters, subject to approval by the Board of Directors.
Looking ahead, there remains great uncertainty on how the COVID-19 pandemic will progress or what its continued impact will be on the global economy. We will continue to focus on what we can control – backing our customers, colleagues and communities, and maintaining a tight rein on expenses, while pursuing opportunities to invest in initiatives that can enable our long-term growth.
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

Macroeconomic Sensitivity
Reserves for credit losses are sensitive to various inputs and assumptions, which may differ by portfolio. Macroeconomic forecasts are critical inputs into our models and inherently contain multiple variables, of which the U.S. unemployment rate and U.S. GDP growth rate are the most significant to our estimated expected credit losses. At both March 31 and June 30, 2020, our weighted economic scenarios, obtained from an independent third party, assumed the U.S. unemployment rate and contraction in U.S. GDP would peak during the second quarter of 2020. The following table reflects the macroeconomic forecasts for those key variables utilized for the computation of Reserves for credit losses as of June 30 and March 31, 2020:

	As of June 30, 2020	As of March 31, 2020
U.S. Unemployment Rate
Second quarter of 2020 (Peak)	15% - 17%	9% - 13%
Fourth quarter of 2020	9% - 11%	7% - 9%
U.S. GDP Growth (Contraction) (a)
Second quarter of 2020 (Peak)	(33%) - (36%)	(18%) - (25%)
Fourth quarter of 2020	0.6% - (4%)	2% - (6%)
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
The combination of the material movements in these variables contributed to a build to our Reserves for credit losses of $1.1 billion which was partially offset by other factors, primarily a decrease in the outstanding balance of loans and receivables. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.
Refer to the "Business Environment" and Table 3 in MD&A and Note 1 and Note 3 to the "Consolidated Financial Statements" for a further description of the impact of CECL, both at implementation and for the three and six months ended June 30, 2020.
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
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and six months ended June 30, 2020 compared to the same periods in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on COVID-19 and the related impacts on our results.
As a result of the adoption of CECL on January 1, 2020, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2020 are presented using the CECL methodology, while comparative information continues to be reported in accordance with the incurred loss methodology in effect for prior periods. Refer to Note 3 to the "Consolidated Financial Statements" for further information.
Consolidated Results of Operations
Table 1: Summary of Financial Performance

	Three Months Ended June 30,		Change 2020 vs. 2019		Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages and per share amounts)	2020	2019			2020	2019
Total revenues net of interest expense	$7,675	$10,838	$(3,163)	(29)%	$17,985	$21,202	$(3,217)	(15)%
Provisions for credit losses	1,555	861	694	81%	4,176	1,670	2,506	#
Expenses	5,498	7,758	(2,260)	(29)	12,735	15,355	(2,620)	(17)
Pretax income	622	2,219	(1,597)	(72)	1,074	4,177	(3,103)	(74)
Income tax provision	365	458	(93)	(20)	450	866	(416)	(48)
Net income	257	1,761	(1,504)	(85)	624	3,311	(2,687)	(81)
Earnings per common share — diluted (a)	$0.29	$2.07	$(1.78)	(86)%	$0.71	$3.87	$(3.16)	(82)%
Return on average equity (b)	18.1%	31.6%			18.1%	31.6%
Effective tax rate	58.7%	20.6%			41.9%	20.7%
# Denotes a variance greater than 100 percent
(a)Represents net income, less (i) earnings allocated to participating share awards of $2 million and $13 million for the three months ended June 30, 2020 and 2019, respectively, and $4 million and $24 million for the six months ended June 30, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $17 million and $19 million for the three months ended June 30, 2020 and 2019, respectively, and $49 million and $40 million for the six months ended June 30, 2020 and 2019, respectively.
(b)Return on average equity (ROE) is computed by dividing (i) one-year period of net income ($4.1 billion and $7.0 billion for June 30, 2020 and 2019, respectively) by (ii) one-year average of total shareholders’ equity ($22.5 billion and $22.1 billion for June 30, 2020 and 2019, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended June 30,		Change 2020 vs. 2019		Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Discount revenue	$4,015	$6,577	$(2,562)	(39)%	$9,853	$12,772	$(2,919)	(23)%
Net card fees	1,141	988	153	15	2,251	1,932	319	17
Other fees and commissions	449	837	(388)	(46)	1,169	1,640	(471)	(29)
Other	186	362	(176)	(49)	498	725	(227)	(31)
Total non-interest revenues	5,791	8,764	(2,973)	(34)	13,771	17,069	(3,298)	(19)
Total interest income	2,426	2,965	(539)	(18)	5,472	5,919	(447)	(8)
Total interest expense	542	891	(349)	(39)	1,258	1,786	(528)	(30)
Net interest income	1,884	2,074	(190)	(9)	4,214	4,133	81	2
Total revenues net of interest expense	$7,675	$10,838	$(3,163)	(29)%	$17,985	$21,202	$(3,217)	(15)%
Total Revenues Net of Interest Expense

Discount revenue decreased for both the three and six month periods, primarily due to a decrease in billed business of 34 percent and 20 percent, respectively. U.S. billed business decreased 32 percent and 18 percent and non-U.S. billed business decreased 38 percent and 25 percent for the three and six month periods, respectively, due to the continued impacts of the COVID-19 pandemic and the resulting containment measures.

Additional billed business highlights for the three month period:

•Worldwide billed business decreased 40 percent, 36 percent and 26 percent for the months of April, May and June, respectively.
•Proprietary consumer and commercial billed business decreased by 35 percent and 36 percent, respectively, for the quarter as compared to the prior year. T&E spend experienced a more significant decline than non-T&E spend.
◦Large and global corporate billed business experienced a more significant decline than Small and Mid-sized Enterprises (SME) with a decrease of 64 percent as compared to the prior year, while SME billed business decreased 27 percent as compared to the prior year.
•Global Network Services (GNS), representing 15 percent of total billed business, experienced a smaller decline than proprietary billed business with a decrease of 28 percent as compared to the prior year.
•U.S. billed business decreased 39 percent, 33 percent and 24 percent for the months of April, May and June, respectively. Non-U.S. billed business decreased 42 percent for both the months of April and May and 31 percent for the month of June.
See Tables 5, 6 and 7 for more details on billed business performance.
The decrease in discount revenue for both the three and six month periods was also driven by decreases in the average discount rate primarily due to a shift in spend mix to non-T&E categories. The average discount rate was 2.23 percent and 2.37 percent for the three months ended June 30, 2020 and 2019, respectively, and 2.30 percent and 2.37 percent for the six months ended June 30, 2020 and 2019, respectively.
Net card fees increased for both the three and six month periods, primarily driven by increases in our premium card product portfolios. Card fees, which are recognized over a twelve-month period, are slower to react to economic shifts and there was no increase in Card Member attrition compared to the prior year.
Other fees and commissions decreased for both the three and six month periods, primarily due to the impacts of COVID-19 containment measures, including travel bans and restrictions, which resulted in lower foreign exchange conversion revenue related to decreased cross-border Card Member spending and lower travel commissions and fees from our consumer travel business, as well as a decline in late fees due to waived charges for Card Members who are enrolled in COVID-19 related financial relief programs.
Other revenues decreased for both the three and six month periods, primarily driven by a net loss in the current year, as compared to net income in the prior year from the GBT JV, as well as lower revenue earned on cross-border Card Member spending due to the impacts of the COVID-19 containment measures, including travel bans and restrictions.
Interest income decreased for both the three and six month periods, driven by a reduction in benchmark interest rates, customer participation in COVID-19 related financial relief programs and lower average Card Member loan volumes.

Interest expense decreased for both the three and six month periods, primarily driven by lower interest rates paid on deposits and outstanding debt.
Table 3: Provisions for Credit Losses Summary

	Three Months Ended June 30,		Change 2020 vs. 2019		Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Card Member receivables
Net write-offs	$299	$210	$89	42%	$557	$426	$131	31%
Reserve build (a)	56	14	(7)	(50)	395	51	295	#
Total	355	224	131	58	952	477	475	100
Card Member loans
Net write-offs	602	557	45	8	1,227	1,106	121	11
Reserve build (a)	367	46	321	#	1,618	22	1,596	#
Total	969	603	366	61	2,845	1,128	1,717	#
Other
Net write-offs - Other loans (b)	24	26	2	8	53	49	(4)	(8)
Net write-offs - Other receivables (c)	2	2	—	—	8	5	(3)	(60)
Reserve build - Other loans (a)(b)	182	4	(178)	#	251	9	(242)	#
Reserve build - Other receivables (a)(c)	23	2	(21)	#	67	2	(65)	#
Total	231	34	197	#	379	65	314	#
Total provisions for credit losses	$1,555	$861	$694	81%	$4,176	$1,670	$2,506	# %
# Denotes a variance greater than 100 percent
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
(b)Relates to Other loans of $4.6 billion, $5.2 billion and $4.8 billion, less reserves of $423 million, $241 million and $152 million, as of June 30, 2020, March 31, 2020 and December 31, 2019, respectively; and $4.2 billion, $4.1 billion and $3.8 billion, less reserves of $133 million, $129 million and $124 million, as of June 30, 2019, March 31, 2019 and December 31, 2018, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.8 billion, $2.9 billion and $3.1 billion, less reserves of $94 million, $71 million and $27 million as of June 30, 2020, March 31, 2020 and December 31, 2019, respectively; and $3.2 billion, $3.2 billion and $2.9 billion, less reserves of $27 million, $25 million and $25 million, as of June 30, 2019, March 31, 2019 and December 31, 2018, respectively.
Provisions for Credit Losses
Provisions for credit losses on loans and receivables increased for both the three and six month periods, primarily driven by higher reserve builds reflecting the continued deterioration of the global macroeconomic outlook, including unemployment and GDP, and a shift in the mix of loans and receivables, partially offset by a decrease in the outstanding balance of loans and receivables. The current year also included a $53 million write-off in Card Member receivables due to the bankruptcy of a corporate client; an associated expected loss recovery from an insurance claim was recognized as a reduction to Other expense.

Table 4: Expenses Summary

	Three Months Ended June 30,		Change 2020 vs. 2019		Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Marketing and business development	$1,362	$1,776	$(414)	(23)%	$3,067	$3,351	$(284)	(8)%
Card Member rewards	1,349	2,652	(1,303)	(49)	3,741	5,103	(1,362)	(27)
Card Member services	208	563	(355)	(63)	664	1,113	(449)	(40)
Total marketing, business development, and Card Member rewards and services	2,919	4,991	(2,072)	(42)	7,472	9,567	(2,095)	(22)
Salaries and employee benefits	1,349	1,367	(18)	(1)	2,744	2,789	(45)	(2)
Other, net	1,230	1,400	(170)	(12)	2,519	2,999	(480)	(16)
Total expenses	$5,498	$7,758	$(2,260)	(29)%	$12,735	$15,355	$(2,620)	(17)%
Expenses
In January 2020, we re-launched our Delta cobrand products following the renewal extending our cobrand relationship with Delta Air Lines on March 31, 2019. The contract renewal included new pricing terms, some of which became effective upon contract signing and others that were tied to the product re-launch. These pricing changes, as well as changes in the expense classification of certain benefits associated with the re-launch, resulted in offsetting increases to Marketing and business development and decreases to both Card Member rewards and Card Member services expenses, as compared to the prior year.
Marketing and business development expense decreased for both the three and six month periods. The decrease in marketing expense reflected a reduction in proactive marketing for Card Member acquisitions, partially offset by incremental investments in enhancements to our Card Member value proposition. The decrease in business development expense was driven by decreases in corporate client incentives and network partner payments due to lower billed business reflecting the impacts of COVID-19, partially offset by the Delta changes described above.
Card Member rewards expense decreased for both the three and six month periods, primarily driven by decreases in billed business as a result of the impacts of COVID-19. In addition, redemption volume has shifted towards non-travel related options since the onset of COVID-19, contributing to a decrease in Membership Rewards weighted average cost per reward point and expense in both periods. Cobrand rewards expense also reflected the impact of the Delta changes described above. Membership Rewards and cash back rewards decreased $941 million and $954 million and cobrand rewards decreased $362 million and $408 million for the three and six month periods, respectively.
The Membership Rewards URR for current program participants was 96 percent (rounded up) at both June 30, 2020 and 2019.
Card Member services expense decreased for both the three and six month periods, primarily due to lower usage of travel-related benefits as a result of COVID-19, as well as the Delta changes described above.
Salaries and employee benefits expense decreased for the three and six month periods. The decrease in the three month period was primarily driven by lower incentive compensation, partially offset by higher payroll costs and higher deferred compensation expenses. The decrease in the six month period was primarily driven by lower incentive compensation and deferred compensation, partially offset by higher payroll costs.
Other expenses decreased for both the three and six month periods. The decrease in the six month period was primarily driven by a prior year litigation-related charge. Additionally, the decreases in the three and six month periods were driven by lower employee-related operating costs, an expected loss recovery from an insurance claim associated with the write-off of Card Member receivables due to the bankruptcy of a corporate client and a gain in the current year as compared to a loss in the prior year related to our strategic investments.

Income Taxes
The effective tax rate was 58.7 percent and 20.6 percent for the three months ended June 30, 2020 and 2019, respectively, and 41.9 percent and 20.7 percent for the six months ended June 30, 2020 and 2019, respectively. The increase for both periods reflected the impact of discrete tax charges primarily related to the realizability of certain foreign deferred tax assets, resulting from cumulative losses in certain non-U.S. legal entities that were exacerbated by the impacts of COVID-19, and lower overall pretax income.

Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2020 vs. 2019	As of or for the Six Months Ended June 30,		Change 2020 vs. 2019
	2020	2019		2020	2019
Billed business: (billions)
U.S.	$141.9	$209.2	(32)%	$332.1	$404.7	(18)%
Outside the U.S.	63.2	102.5	(38)	152.3	202.7	(25)
Total	$205.1	$311.7	(34)	$484.4	$607.4	(20)
Proprietary	$174.8	$269.4	(35)	$417.4	$522.7	(20)
GNS	30.3	42.3	(28)	67.0	84.7	(21)
Total	$205.1	$311.7	(34)	$484.4	$607.4	(20)
Cards-in-force: (millions)
U.S.	54.4	54.0	1	54.4	54.0	1
Outside the U.S.	58.5	60.2	(3)	58.5	60.2	(3)
Total	112.9	114.2	(1)	112.9	114.2	(1)
Proprietary	69.3	69.7	(1)	69.3	69.7	(1)
GNS	43.6	44.5	(2)	43.6	44.5	(2)
Total	112.9	114.2	(1)	112.9	114.2	(1)
Basic cards-in-force: (millions)
U.S.	42.7	42.5	—	42.7	42.5	—
Outside the U.S.	49.1	50.3	(2)	49.1	50.3	(2)
Total	91.8	92.8	(1)	91.8	92.8	(1)
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,697	$5,445	(32)	$8,629	$10,529	(18)
Outside the U.S.	2,272	4,059	(44)	5,788	7,988	(28)
Worldwide Average	$3,270	$5,030	(35)	$7,776	$9,773	(20)
Average discount rate	2.23%	2.37%		2.30%	2.37%
Average fee per card (dollars)(a)	$65	$57	14%	$64	$56	14%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

Table 6: Billed Business-Related Statistical Information

	Three Months Ended June 30, 2020
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	(35)%	(34)%
Proprietary commercial	(36)	(36)
Total Proprietary	(35)	(35)
GNS	(28)	(25)
Worldwide Total	(34)	(33)
T&E-related volume (6% of Worldwide Total) (b)	(87)	(87)
Non-T&E-related volume (94% of Worldwide Total) (b)	(13)	(12)
Airline-related volume (0% of Worldwide Total) (b)	#	#

U.S.
Proprietary
Proprietary consumer	(32)
Proprietary commercial	(33)
Total Proprietary	(32)
U.S. Total	(32)
T&E-related volume (6% of U.S. Total) (b)	(84)
Non-T&E-related volume (94% of U.S. Total) (b)	(12)
Airline-related volume (0% of U.S. Total) (b)	#

Outside the U.S.
Proprietary
Proprietary consumer	(41)	(39)
Proprietary commercial	(49)	(46)
Total Proprietary	(44)	(42)
Outside the U.S. Total	(38)	(36)
Japan, Asia Pacific & Australia	(27)	(25)
Latin America & Canada	(49)	(42)
Europe, the Middle East & Africa	(50)	(49)
# Denotes a variance greater than 100 percent
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).
(b)Based on billed business from merchants we acquire or merchants acquired by third parties on our behalf (e.g., OptBlue merchants).

Table 7: Billed Business-Related Statistical Information

	Six Months Ended June 30, 2020
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	(19)%	(19)%
Proprietary commercial	(21)	(21)
Total Proprietary	(20)	(19)
GNS	(21)	(18)
Worldwide Total	(20)	(19)
T&E-related volume (17% of Worldwide Total) (b)	(54)	(54)
Non-T&E-related volume (83% of Worldwide Total) (b)	(5)	(4)
Airline-related volume (4% of Worldwide Total) (b)	(66)	(65)

U.S.
Proprietary
Proprietary consumer	(18)
Proprietary commercial	(19)
Total Proprietary	(18)
U.S. Total	(18)
T&E-related volume (16% of U.S. Total) (b)	(51)
Non-T&E-related volume (84% of U.S. Total) (b)	(5)
Airline-related volume (3% of U.S. Total) (b)	(64)

Outside the U.S.
Proprietary
Proprietary consumer	(24)	(21)
Proprietary commercial	(30)	(27)
Total Proprietary	(27)	(24)
Outside the U.S. Total	(25)	(22)
Japan, Asia Pacific & Australia	(19)	(16)
Latin America & Canada	(31)	(23)
Europe, the Middle East & Africa	(31)	(29)
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).
(b)Based on billed business from merchants we acquire or merchants acquired by third parties on our behalf (e.g., OptBlue merchants).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended June 30,		Change 2020 vs. 2019	As of or for the Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Worldwide Card Member loans: (a)
Card Member loans: (billions)
U.S.	$62.0	$72.6	(15)%	$62.0	$72.6	(15)
Outside the U.S.	8.1	10.6	(24)	8.1	10.6	(24)
Total	$70.1	$83.2	(16)	$70.1	$83.2	(16)
Credit loss reserves:
Beginning balance (b)	$5,236	$2,121	#	$4,027	$2,134	89
Provisions - principal, interest and fees	$969	$603	61	2,845	1,128	#
Net write-offs — principal less recoveries	$(499)	$(463)	8	(1,017)	(920)	11
Net write-offs — interest and fees less recoveries	$(103)	$(94)	10	(210)	(186)	13
Other (c)	$25	$1	#	(17)	12	#
Ending balance	$5,628	$2,168	#	$5,628	$2,168	#
% of loans	8.0%	2.6%		8.0%	2.6%
% of past due	493%	186%		493%	186%
Average loans (billions)	$72.1	$81.9	(12)	$77.8	$81.3	(4)
Net write-off rate — principal only (d)	2.8%	2.3%		2.6%	2.3%
Net write-off rate — principal, interest and fees (d)	3.3	2.7		3.2	2.7
30+ days past due as a % of total (e)	1.6%	1.4%		1.6%	1.4%

Worldwide Card Member receivables: (a)
Card Member receivables: (billions)
U.S.	$26.9	$40.3	(33)	$26.9	$40.3	(33)
Outside the U.S.	10.7	18.4	(42)	10.7	$18.4	(42)
Total	$37.6	$58.7	(36)	$37.6	$58.7	(36)
Credit loss reserves:
Beginning balance (b)	$459	$608	(25)	$126	$573	(78)
Provisions - principal and fees	$355	$224	58	952	477	100
Net write-offs - principal and fees less recoveries (f)	$(299)	$(210)	42	(557)	(426)	31
Other (c)	$4	$(6)	#	(2)	(8)	(75)
Ending balance	$519	$616	(16)%	$519	$616	(16)%
% of receivables	1.4%	1.0%		1.4%	1.0%
Net write-off rate — principal and fees (d)(f)(g)	3.1%	1.5%		2.4%	1.5%
# Denotes a variance greater than 100 percent
(a)Refer to Table 3 for Other loans and Other receivables.
(b)Includes an increase of $1,643 million and decrease of $493 million to the beginning reserve balances for Card Member loans and receivables, respectively, as of January 1, 2020, related to the adoption of the CECL methodology. Refer to Note 3 to the "Consolidated Financial Statements" for further information.
(c)Other includes foreign currency translation adjustments.
(d)We present a net write-off rate based on principal losses only (i.e., excluding interest and/or fees) to be consistent with industry convention. In addition, as our practice is to include uncollectible interest and/or fees as part of our total provision for credit losses, a net write-off rate including principal, interest and/or fees is also presented.
(e)During the first quarter 2020, we created a Customer Pandemic Relief program to provide short-term support for customers impacted by COVID-19. Delinquency status is generally frozen at enrollment, and loans that are current at enrollment do not age, regardless of whether payment is made. Upon exiting the program, delinquency aging resumes where it had left off at enrollment.
(f)The current periods included a $53 million write-off due to the bankruptcy of a corporate client. An associated expected loss recovery from an insurance claim was recognized as a reduction to Other expense, and thus is not reflected in the above table.
(g)Refer to Tables 11 and 14 for Net write-off rate - principal only and 30+ days past due metrics for Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2020	2019	2020	2019
Net interest income	$1,884	$2,074	$4,214	$4,133
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	350	465	745	951
Interest income not attributable to our Card Member loan portfolio (b)	(156)	(312)	(420)	(647)
Adjusted net interest income (c)	$2,078	$2,227	$4,539	$4,437
Average Card Member loans (billions)	$72.1	$81.9	$77.8	$81.3
Net interest income divided by average Card Member loans (c)	10.5%	10.1%	10.8%	10.2%
Net interest yield on average Card Member loans (c)	11.6%	10.9%	11.7%	11.0%
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
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Millions, except percentages)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenues
Non-interest revenues	$2,932	$4,193	$(1,261)	(30)%	$6,826	$8,105	$(1,279)	(16)%
Interest income	1,971	2,297	(326)	(14)	4,382	4,569	(187)	(4)
Interest expense	272	446	(174)	(39)	600	881	(281)	(32)
Net interest income	1,699	1,851	(152)	(8)	3,782	3,688	94	3
Total revenues net of interest expense	4,631	6,044	(1,413)	(23)	10,608	11,793	(1,185)	(10)
Provisions for credit losses	886	651	235	36	2,696	1,202	1,494	#
Total revenues net of interest expense after provisions for credit losses	3,745	5,393	(1,648)	(31)	7,912	10,591	(2,679)	(25)
Expenses
Marketing, business development, and Card Member rewards and services	1,723	3,067	(1,344)	(44)	4,425	5,856	(1,431)	(24)
Salaries and employee benefits and other operating expenses	1,195	1,221	(26)	(2)	2,429	2,416	13	1
Total expenses	2,918	4,288	(1,370)	(32)	6,854	8,272	(1,418)	(17)
Pretax segment income	827	1,105	(278)	(25)	1,058	2,319	(1,261)	(54)
Income tax provision	300	224	76	34	330	484	(154)	(32)
Segment income	$527	$881	$(354)	(40)%	$728	$1,835	$(1,107)	(60)%
Effective tax rate	36.3%	20.3%			31.2%	20.9%
# Denotes a variance greater than 100 percent
GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
Non-interest revenues decreased for both the three and six month periods, primarily driven by lower discount revenue and other fees and commissions, partially offset by higher net card fees.
Discount revenue decreased 39 percent and 22 percent for the three and six month periods, respectively, reflecting decreases in proprietary consumer billed business of 45 percent, 35 percent and 24 percent for the months of April, May and June, respectively.
See Tables 5, 6, 7 and 11 for more details on billed business performance.

Other fees and commissions decreased 52 percent and 34 percent for the three and six month periods, respectively, primarily due to the impacts of COVID-19, including travel bans and restrictions, which resulted in lower travel commissions and fees from our consumer travel business, as well as lower foreign exchange conversion revenue related to decreased cross-border spending, and a decline in late fees due to waived charges for Card Members who are enrolled in COVID-19 related financial relief programs.
Net card fees increased 16 percent and 17 percent for the three and six month periods, respectively, driven by year-over-year increases in the average fee per card of our premium card products.
Net interest income decreased for the three month period and increased for the six month period. The decrease in the three month period primarily reflected lower average Card Member loan volumes, partially offset by higher net yield. The increase in the six month period was driven by higher average Card Member loan volumes, year-over-year, during the first quarter.
Provisions for credit losses increased for both the three and six month periods, primarily driven by higher reserve builds reflecting the continued deterioration of the global macroeconomic outlook, including unemployment and GDP, and a shift in the mix of loans and receivables, partially offset by a decrease in the outstanding balance of loans and receivables.
Marketing, business development, and Card Member rewards and services expenses decreased for both the three and six month periods as a result of the impacts of COVID-19. Specifically, the decrease in Card Member rewards expense was primarily driven by decreases in billed business and a shift in redemption volumes towards non-travel related options since the onset of COVID-19; the decrease in Card Member services expense was primarily driven by lower usage of travel-related benefits; and the decrease in Marketing and business development expense was primarily due to a reduction in proactive marketing for Card Member acquisitions, partially offset by incremental investments in enhancements to our Card Member value proposition.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2020 vs. 2019	As of or for the Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Proprietary billed business: (billions)
U.S.	$68.1	$100.9	(33)%	$159.0	$193.0	(18)%
Outside the U.S.	22.5	38.0	(41)	56.2	73.9	(24)
Total	$90.6	$138.9	(35)	$215.2	$266.9	(19)
Proprietary cards-in-force:
U.S.	37.5	37.6	—	37.5	37.6	—
Outside the U.S.	17.2	17.4	(1)	17.2	17.4	(1)
Total	54.7	55.0	(1)	54.7	55.0	(1)
Proprietary basic cards-in-force:
U.S.	26.6	26.8	(1)	26.6	26.8	(1)
Outside the U.S.	11.9	12.0	(1)	11.9	12.0	(1)
Total	38.5	38.8	(1)	38.5	38.8	(1)
Average proprietary basic Card Member spending: (dollars)
U.S.	$2,548	$3,743	(32)	$5,922	$7,148	(17)
Outside the U.S.	$1,871	$3,173	(41)	$4,656	$6,227	(25)
Average	$2,338	$3,567	(34)	$5,529	$6,867	(19)
Total segment assets (billions)	$80.4	$102.1	(21)	$80.4	$102.1	(21)
Card Member loans:
Total loans (billions)
U.S.	$50.3	$59.5	(15)	$50.3	$59.5	(15)
Outside the U.S.	7.6	10.2	(25)	7.6	10.2	(25)
Total	$57.9	$69.7	(17)	$57.9	$69.7	(17)
Average loans (billions)
U.S.	$51.7	$58.8	(12)	$55.4	$58.6	(5)
Outside the U.S.	7.6	9.9	(23)	8.9	9.8	(9)
Total	$59.3	$68.7	(14)%	$64.3	$68.4	(6)%

U.S.
Net write-off rate - principal only (a)	2.8%	2.3%		2.7%	2.4%
Net write-off rate - principal, interest and fees (a)	3.3	2.8		3.2	2.8
30+ days past due as a % of total (b)	1.5	1.4		1.5	1.4
Outside the U.S.
Net write-off rate - principal only (a)	3.7	2.4		3.2	2.3
Net write-off rate - principal, interest and fees (a)	4.6	3.0		4.0	2.9
30+ days past due as a % of total (b)	2.3	1.7		2.3	1.7
Total
Net write-off rate – principal only (a)	2.9	2.4		2.7	2.4
Net write-off rate – principal, interest and fees (a)	3.5	2.8		3.3	2.8
30+ days past due as a % of total (b)	1.6%	1.4%		1.6%	1.4%

	As of or for the Three Months Ended June 30,		Change 2020 vs. 2019	As of or for the Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Card Member receivables: (billions)
U.S.	$9.5	$13.1	(27)%	$9.5	$13.1	(27)%
Outside the U.S.	5.5	8.1	(32)	5.5	8.1	(32)
Total receivables	$15.0	$21.2	(29)%	$15.0	$21.2	(29)%

U.S.
Net write-off rate – principal only (a)	2.1%	1.3%		1.9%	1.4%
Net write-off rate – principal and fees (a)	2.3	1.4		2.0	1.5
30+ days past due as a % of total (b)	1.2	1.2		1.2	1.2
Outside the U.S.
Net write-off rate – principal only (a)	3.5	2.2		2.9	2.2
Net write-off rate – principal and fees (a)	3.7	2.3		3.1	2.4
30+ days past due as a % of total (b)	1.6	1.4		1.6	1.4
Total
Net write-off rate – principal only (a)	2.6	1.6		2.2	1.7
Net write-off rate – principal and fees (a)	2.8	1.8		2.4	1.8
30+ days past due as a % of total (b)	1.3%	1.3%		1.3%	1.3%
(a)Refer to Table 8 footnote (d).
(b)Refer to Table 8 footnote (e).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except percentages and where indicated)	2020	2019	2020	2019
U.S.
Net interest income	$1,462	$1,606	$3,262	$3,202
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	97	67	143	136
Interest income not attributable to our Card Member loan portfolio (b)	(54)	(53)	(114)	(105)
Adjusted net interest income (c)	$1,505	$1,620	$3,291	$3,233
Average Card Member loans (billions)	$51.7	$58.8	$55.5	$58.6
Net interest income divided by average Card Member loans (c)	11.3%	10.9%	11.8%	10.9%
Net interest yield on average Card Member loans (c)	11.7%	11.1%	11.9%	11.1%
Outside the U.S.
Net interest income	$237	$245	$520	$486
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	18	20	34	41
Interest income not attributable to our Card Member loan portfolio (b)	(2)	(3)	(6)	(7)
Adjusted net interest income (c)	$253	$262	$548	$520
Average Card Member loans (billions)	$7.6	$9.9	$8.9	$9.8
Net interest income divided by average Card Member loans (c)	12.5%	9.9%	11.7%	9.9%
Net interest yield on average Card Member loans (c)	13.3%	10.6%	12.4%	10.7%
Total
Net interest income	$1,699	$1,851	$3,782	$3,688
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	115	87	177	177
Interest income not attributable to our Card Member loan portfolio (b)	(56)	(56)	(120)	(112)
Adjusted net interest income (c)	$1,758	$1,882	$3,839	$3,753
Average Card Member loans (billions)	$59.3	$68.7	$64.3	$68.4
Net interest income divided by average Card Member loans (c)	11.5%	10.8%	11.8%	10.8%
Net interest yield on average Card Member loans (c)	11.9%	11.0%	12.0%	11.1%
(a)Refer to Table 9 footnote (a).
(b)Refer to Table 9 footnote (b).
(c)Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended June 30,		Change 2020 vs. 2019		Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Revenues
Non-interest revenues	$2,014	$3,059	$(1,045)	(34)%	$4,802	$5,985	$(1,183)	(20)%
Interest income	402	468	(66)	(14)	901	922	(21)	(2)
Interest expense	154	269	(115)	(43)	354	525	(171)	(33)
Net interest income	248	199	49	25	547	397	150	38
Total revenues net of interest expense	2,262	3,258	(996)	(31)	5,349	6,382	(1,033)	(16)
Provisions for credit losses	645	206	439	#	1,407	460	947	#
Total revenues net of interest expense after provisions for credit losses	1,617	3,052	(1,435)	(47)	3,942	5,922	(1,980)	(33)
Expenses
Marketing, business development, and Card Member rewards and services	924	1,565	(641)	(41)	2,432	3,034	(602)	(20)
Salaries and employee benefits and other operating expenses	715	790	(75)	(9)	1,513	1,546	(33)	(2)
Total expenses	1,639	2,355	(716)	(30)	3,945	4,580	(635)	(14)
Pretax segment (loss) income	(22)	697	(719)	#	(3)	1,342	(1,345)	(100)
Income tax provision	38	136	(98)	(72)	19	269	(250)	(93)
Segment (loss) income	$(60)	$561	$(621)	# %	$(22)	$1,073	$(1,095)	# %
Effective tax rate	(172.7)%	19.5%			(633.3)%	20.0%
# Denotes a variance greater than 100 percent
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues decreased for both the three and six month periods, primarily driven by lower discount revenue and other fees and commissions.
Discount revenue decreased 37 percent and 22 percent for the three and six month periods, respectively, reflecting decreases in commercial billed business of 40 percent, 39 percent and 30 percent for the months of April, May and June, respectively.
Other fees and commissions decreased 37 percent and 20 percent for the three and six month periods, respectively, primarily due to the impacts of COVID-19, including travel bans and restrictions, which resulted in lower foreign exchange conversion revenue related to decreased cross-border spending, and a decline in late fees due to waived charges for Card Members who are enrolled in COVID-19 related financial relief programs.
Net interest income increased for both the three and six month periods, primarily driven by a lower cost of funds.
Provisions for credit losses increased for both the three and six month periods, primarily driven by higher reserve builds reflecting the continued deterioration of the global macroeconomic outlook, including unemployment and GDP, and a shift in the mix of loans and receivables, partially offset by a decrease in the outstanding balance of loans and receivables. The current year also included a $53 million write-off in Card Member receivables due to the bankruptcy of a corporate client; an associated expected loss recovery from an insurance claim was recognized as a reduction to Other expense.

Marketing, business development, and Card Member rewards and services expenses decreased for both the three and six month periods as a result of the impacts of COVID-19. The decrease in Card Member rewards expense was primarily driven by decreases in billed business and a shift in redemption volumes towards non-travel related options since the onset of COVID-19. The decrease in Marketing and business development expense was primarily due to a decrease in corporate client incentives and a reduction in proactive marketing for Card Member acquisitions, partially offset by incremental investments in enhancements to our Card Member value proposition.
Other expenses decreased for both the three and six month periods, primarily due to an expected loss recovery from an insurance claim associated with the write-off of Card Member receivables due to the bankruptcy of a corporate client and lower employee-related operating costs.
The effective tax rate was lower for both the three and six month periods, primarily reflecting the impact of discrete tax charges in relation to minimal pretax loss.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended June 30,		Change 2020 vs 2019	As of or for the Six Months Ended June 30,		Change 2020 vs 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Proprietary billed business (billions)	$82.8	$129.6	(36)%	$198.9	$253.0	(21)%
Proprietary cards-in-force	14.6	14.7	(1)	14.6	14.7	(1)
Average Card Member spending (dollars)	$5,645	$8,866	(36)	$13,495	$17,321	(22)
Total segment assets (billions)	$38.3	$55.0	(30)	$38.3	$55.0	(30)
GSBS Card Member loans:
Total loans (billions)	$12.1	$13.4	(10)	$12.1	$13.4	(10)
Average loans (billions)	$12.8	$13.2	(3)	$13.4	$12.9	4
Net write-off rate - principal only (a)	2.3%	1.8%		2.1%	1.8%
Net write-off rate - principal, interest and fees (a)	2.6%	2.1%		2.4%	2.1%
30+ days past due as a % of total (b)	1.6%	1.3%		1.6%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$248	$199		$547	$397
Exclude:
Interest expense not attributable to our Card Member loan portfolio (c)	119	202		264	394
Interest income not attributable to our Card Member loan portfolio (d)	(47)	(56)		(111)	(107)
Adjusted net interest income (e)	$320	$345		$700	$684
Average Card Member loans (billions)	$12.8	$13.2		$13.5	$12.9
Net interest income divided by average Card Member loans (e)	7.8%	6.0%		8.1%	6.2%
Net interest yield on average Card Member loans (e)	10.0%	10.5%		10.5%	10.7%
Card Member receivables:
Total receivables (billions)	$22.6	$37.5	(40)	$22.6	37.5	(40)
Net write-off rate - principal and fees (a)(f)	3.3%	1.3%		2.4%	1.4%
GCP Card Member receivables:
Total receivables (billions)	$9.4	$19.7	(52)	$9.4	$19.7	(52)
90+ days past billing as a % of total (b)(f)	2.5%	0.7%		2.5%	0.7%
Net write-off rate - principal and fees (a) (f) (g)	4.0%	0.7%		2.2%	0.7%
GSBS Card Member receivables:
Total receivables (billions)	$13.2	$17.8	(26)%	$13.2	$17.8	(26)%
Net write-off rate - principal only (a)	2.5%	1.8%		2.4%	1.8%
Net write-off rate - principal and fees (a)	2.8%	2.0%		2.6%	2.1%
30+ days past due as a % of total (b)	2.1%	1.6%		2.1%	1.6%
(a)Refer to Table 8 footnote (d).
(b)Refer to Table 8 footnote (e).
(c)Refer to Table 9 footnote (a).
(d)Refer to Table 9 footnote (b).
(e)Refer to Table 9 footnote (c).
(f)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. A Card Member account is considered 90 days past billing if payment has not been received within 90 days of the Card Member’s billing statement date. In addition, if we initiate collection procedures on an account prior to the account becoming 90 days past billing, the associated Card Member receivable balance is classified as 90 days past billing. These amounts are shown above as 90+ Days Past Due for presentation purposes. GCP delinquency data for periods other than 90+ days past billing and the net write-off rate based on principal losses only are not available due to system constraints.
(g)Refer to Table 8 footnote (f).

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended June 30,		Change 2020 vs. 2019		Six Months Ended June 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019			2020	2019
Revenues
Non-interest revenues	$919	$1,478	$(559)	(38)%	$2,265	$2,927	$(662)	(23)%
Interest income	4	7	(3)	(43)	10	16	(6)	(38)
Interest expense	(6)	(87)	81	(93)	(42)	(167)	125	(75)
Net interest income	10	94	(84)	(89)	52	183	(131)	(72)
Total revenues net of interest expense	929	1,572	(643)	(41)	2,317	3,110	(793)	(25)
Provisions for credit losses	25	3	22	#	73	7	66	#
Total revenues net of interest expense after provisions for credit losses	904	1,569	(665)	(42)	2,244	3,103	(859)	(28)
Expenses
Marketing, business development, and Card Member rewards and services	249	336	(87)	(26)	573	640	(67)	(10)
Salaries and employee benefits and other operating expenses	452	476	(24)	(5)	917	949	(32)	(3)
Total expenses	701	812	(111)	(14)	1,490	1,589	(99)	(6)
Pretax segment income	203	757	(554)	(73)	754	1,514	(760)	(50)
Income tax provision	137	193	(56)	(29)	271	379	(108)	(28)
Segment income	$66	$564	$(498)	(88)	$483	$1,135	$(652)	(57)
Effective tax rate	67.5%	25.5%			35.9%	25.0%
Total segment assets (billions)	$11.6	$22.2		(48)%	$11.6	$22.2		(48)%
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

Non-interest revenues decreased for both the three and six month periods, primarily driven by lower discount revenue due to lower worldwide billed business and a decline in the average discount rate, primarily due to a shift in spend mix to non-T&E categories, as well as decreases in other fees and commissions, due to lower foreign exchange conversion revenue related to decreased cross-border spending as a result of the impacts of COVID-19. For a detailed discussion on billed business and the average discount rate, please refer to the “Consolidated Results of Operations.”
Net interest income decreased for both the three and six month periods, reflecting a lower interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, and Card Member rewards and services expenses decreased for both the three and six month periods, primarily driven by lower Marketing and business development expense which reflected decreased network partner payments due to lower spend volumes as a result of the impacts of COVID-19, as well as a reduction in proactive marketing for Card Member acquisitions.
The effective tax rate was higher for both the three and six month periods, primarily reflecting the impact of discrete tax charges and lower overall pretax income.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net loss was $276 million for the three months ended June 30, 2020, compared to $245 million in the same period a year ago, and $565 million for the six months ended June 30, 2020, compared to $732 million in the same period a year ago. The increase in net loss for the three month period was primarily driven by a net loss in the current year as compared to net income in the prior year, related to the GBT JV, partially offset by a gain in the current year as compared to a loss in the prior year, related to our strategic investments. The decrease in net loss for the six month period was driven by a prior year litigation-related charge and a gain in the current year as compared to a loss in the prior year, related to our strategic investments, partially offset by a net loss in the current year as compared to net income in the prior year, related to the GBT JV.
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
We are closely monitoring the rapidly changing macroeconomic environment and actively managing our balance sheet to reflect evolving circumstances. Our objective is to remain financially strong against a backdrop of a highly uncertain operating environment and outlook.
Capital
The following table presents our regulatory risk-based capital and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB) as of June 30, 2020.
Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Minimum	Ratios as of June 30, 2020
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		13.6%
American Express National Bank		18.0
Tier 1	8.5
American Express Company		14.8
American Express National Bank		18.0
Total	10.5
American Express Company		16.5
American Express National Bank		20.2
Tier 1 Leverage	4.0
American Express Company		10.4
American Express National Bank		11.3

Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	June 30, 2020
Risk-Based Capital
Common Equity Tier 1	$17.6
Tier 1 Capital	19.2
Tier 2 Capital	2.1
Total Capital	21.3

Risk-Weighted Assets	129.3
Average Total Assets to calculate the Tier 1 Leverage Ratio	$184.3
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

In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the CECL methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020. In March 2020, the federal banking regulators issued an interim final rule that provides banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25 percent per year beginning January 1, 2022. In the first quarter of 2020, we elected to adopt the March 2020 interim final rule. As of June 30, 2020, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the impact of the $2.2 billion increase in reserves for credit losses from January 1, 2020 to June 30, 2020.
On March 4, 2020, the Federal Reserve issued a final rule to replace the 2.5 percent capital conservation buffer with a dynamic stress capital buffer (SCB), which has a floor of 2.5 percent. Under the rule, the stress capital buffer equals (i) the difference between a banking organization’s starting and minimum projected Common Equity Tier 1 capital ratios under the supervisory severely adverse stress testing scenario, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets. On June 25, 2020, the Federal Reserve released the results of its supervisory stress tests for all banking organizations participating in Comprehensive Capital Analysis and Review (CCAR) and aggregate results of a sensitivity analysis conducted under three alternative downside scenarios stemming from the recent COVID-19 pandemic. Our preliminary SCB requirement of 2.5 percent will result in a minimum Common Equity Tier 1 capital ratio of 7.0 percent, effective on October 1, 2020, subject to confirmation of our final SCB by the Federal Reserve. We continue to support our strategy of maintaining a strong and flexible capital profile, while considering expectations from all stakeholders, including rating agencies.
In light of COVID-19 and its impact on the economy, the Federal Reserve is requiring all banking organizations participating in CCAR, including us, to resubmit capital plans in the fourth quarter based on additional economic scenarios to reflect changes in financial markets and the macroeconomic outlook.
Share Repurchases and Dividends
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and six months ended June 30, 2020, we returned $0.3 billion and $1.6 billion, respectively, to our shareholders in the form of common stock dividends of $0.3 billion and $0.7 billion, respectively, and share repurchases of nil and $0.9 billion, respectively. Due to the current level of uncertainty in the business environment, we have suspended share repurchases since March 2020 to maintain our financial strength.
In addition, during the three and six months ended June 30, 2020, we paid $17 million and $49 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
Our decisions on capital distributions will depend on various factors, including: our capital levels and regulatory capital requirements (including the SCB effective October 1, 2020); actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the CCAR process. The Federal Reserve announced it is prohibiting share repurchases by all banking organizations participating in CCAR and will require them to limit their common stock dividends to the lesser of (a) their common stock dividends last quarter and (b) the average of their net income for the four preceding calendar quarters. These restrictions will continue at least through September 30, 2020 and could be extended or further modified by the Federal Reserve.
For the third quarter of 2020, we intend to maintain our current quarterly dividend of 43 cents per common share, subject to approval by our Board of Directors.

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
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of June 30, 2020 and December 31, 2019:
Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	June 30, 2020	December 31, 2019
Short-term borrowings	$1.6	$6.4
Long-term debt	48.8	57.8
Total debt	50.4	64.2
Customer deposits	84.8	73.3
Total debt and customer deposits	$135.2	$137.5
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
Table 19: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Negative
Moody’s	American Express Travel Related Services Company, Inc	N/A	A2	Negative
Moody's	American Express Credit Corporation	Prime-1	A2	Negative
Moody's	American Express National Bank	Prime-1	A3	Negative
Moody's	American Express Company	N/A	A3	Negative
S&P	American Express Travel Related Services Company, Inc	N/A	A-	Stable
S&P	American Express Credit Corporation and American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of June 30, 2020, we had Cash and cash equivalents of $41.5 billion. The increase of $17.6 billion from $23.9 billion as of December 31, 2019 was primarily driven by the decline in the balances of our Card Member loans and receivables.
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
Securitized Borrowing Capacity
As of June 30, 2020, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). As the balance of Card Member receivables in the Charge Trust fluctuates over time in line with business volumes, our capacity to draw on the Charge Trust facility may be reduced when volumes decline. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of June 30, 2020, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
We had approximately $60.0 billion as of June 30, 2020 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of June 30, 2020 of $3.5 billion, with a maturity date of October 15, 2022. As of June 30, 2020, no amounts were drawn on this facility.

Unused Credit Outstanding and Certain Contractual Obligations
As of June 30, 2020, we had approximately $314 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection that covers losses associated with purchased goods and services. See Note 7 to the Consolidated Financial Statements for further information.
In July 2020, we signed a renewal extending our cobrand partnership with British Airways through 2028. In connection with the extension, we agreed to make an initial payment of approximately £750 million for the pre-purchase of British Airways’ Avios points and other consideration.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30:
Table 20: Cash Flows

(Billions)	2020	2019
Total cash provided by (used in):
Operating activities	$(0.1)	$11.5
Investing activities	22.2	(10.5)
Financing activities	(4.8)	(1.5)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	0.4	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$17.7	$(0.5)
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
The decrease in net cash from operating activities over the periods of comparison was primarily driven by the significant decline in billed business, resulting in lower accounts payable and other liabilities, and purchases of loyalty program points from certain of our cobrand partners, which resulted in an increase in Other assets. These purchases of cobrand loyalty program points during the second quarter of 2020 related to the pre-purchase of $1 billion of Hilton Honors points as part of a pre-existing contractual agreement and the payment of $350 million for Marriott Bonvoy points and other consideration as part of an extension of our contractual agreement with Marriott. These points are held as prepaid assets until they are used for future promotions, rewards and incentive programs.
Cash Flows from Investing Activities
Our cash flows from investing activities primarily include changes in Card Member loans and receivables, as well as changes in our available-for-sale investment securities portfolio.
The increase in net cash provided by investing activities over the periods of comparison was primarily driven by a decline in the balances outstanding from Card Member loans and receivables as Card Members continued to pay down outstanding balances, combined with a significant decline in Card Member spending during the period due to the continued impacts of the COVID-19 pandemic and the resulting containment measures, partially offset by a net increase in the investment securities portfolio.
Cash Flows from Financing Activities
Our cash flows from financing activities primarily include changes in customer deposits, long-term debt and short-term borrowings, as well as dividend payments and share repurchases.
The increase in net cash used in financing activities over the periods of comparison was primarily driven by higher net repayment of debt, partially offset by higher growth in customer deposits.

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
Among other things, the CARES Act created a new loan guarantee program in which we participated called the Paycheck Protection Program, designed to provide small businesses with support to cover payroll and certain other expenses. The CARES Act also provides financial institutions with the option to temporarily suspend (i) certain requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be treated as troubled debt restructurings and (ii) any determination that a loan modified as a result of COVID-19 is a troubled debt restructuring (including impairment for accounting purposes).
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
Community Reinvestment Act
AENB is subject to the Community Reinvestment Act of 1977 (CRA), which imposes affirmative, ongoing obligations on depository institutions to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. In May 2020, the Office of the Comptroller of the Currency issued a final rule intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; and (iii) change the methods for CRA measurement, data collection, recordkeeping and reporting. The final rule retains the current community development test for limited purpose banks, such as AENB. It will also require banks to designate additional deposit-based assessment areas. AENB must comply with the final rule by January 1, 2023.

China
During the second quarter 2020, we announced that our joint venture with Lianlian DigiTech Co., Ltd, a Chinese fintech services company, received approval from the People’s Bank of China for a network clearing license in mainland China. There can be no assurance that we will be able to successfully compete in China with domestic payment card networks and alternative payment providers when our joint venture begins to process transactions.
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
Capital ratios — Represents the minimum standards established by regulatory agencies as a measure to determine whether the regulated entity has sufficient capital to absorb on- and off-balance sheet losses beyond current loss accrual estimates. Refer to the Capital section under “Consolidated Capital Resources and Liquidity” for further related definitions under Basel III.
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
Reserve build (release) — Represents the portion of the provisions for credit losses for the period related to increasing or decreasing reserves for credit losses as a result of, among other things, changes in volumes, macroeconomic outlook, portfolio composition and credit quality of portfolios. Reserve build represents the amount by which the provision for credit losses exceeds net write-offs, while reserve release represents the amount by which net write-offs exceed the provision for credit losses.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•a further deterioration in global economic and business conditions and consumer and business spending generally; an inability or unwillingness of Card Members to pay amounts owed to us; uncertain impacts of, or additional changes in, monetary, fiscal or tax policy to address the impact of COVID-19, including the end of programs and funding designed to support the economy; prolonged measures to contain the spread of COVID-19 or premature easing of such containment measures, both of which could further exacerbate the effects on our business activities and results of operations, Card Members, partners and merchants; our inability to manage risk in an uncertain and fast-changing environment; further market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; changes in foreign currency rates and benchmark interest rates; an inability of our business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise; and pricing changes, product mix and credit actions, including line size and other adjustments to credit availability;
•future credit performance, which will depend in part on changes in consumer behavior that affect loan and receivable balances (such as paydown rates) and delinquency and write-off rates; macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; collections capabilities and recoveries of previously written-off loans and receivables; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•the amount of loans and receivables outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending and borrowing patterns, our ability to manage risk and enhance the Card Member value proposition, and competition;
•the actual amount to be spent on marketing, which will be based in part on continued changes in macroeconomic conditions and business performance; management’s assessment of competitive opportunities; the receptivity of Card Members and prospective customers to advertising initiatives; and management’s ability to realize efficiencies and optimize investment spending;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by Card Members’ interest in the value propositions we offer; further enhancements to product benefits to make them attractive to Card Members, potentially in a manner that is not cost effective; Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers; the costs related to reward point redemptions; and new and renegotiated contractual obligations with business partners;
•our ability to reduce our operating expenses, which could be impacted by, among other things, an inability to balance expense control and investments in the business; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence; higher-than-expected cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; the level of M&A activity and related expenses; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; the impact of changes in foreign currency exchange rates on costs; and greater than expected inflation;
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
•changes affecting our plans regarding the return of capital to shareholders, including our intention to maintain our current quarterly common share dividend for the third quarter of 2020, subject to approval by the Board of Directors, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and approval of our capital plans by the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as outbreaks and future waves of COVID-19 cases, severe weather conditions, natural and man-made disasters, power loss, disruptions in telecommunications, or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2019 Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30 (Millions, except per share amounts)	2020	2019
Revenues
Non-interest revenues
Discount revenue	$4,015	$6,577
Net card fees	1,141	988
Other fees and commissions	449	837
Other	186	362
Total non-interest revenues	5,791	8,764
Interest income
Interest on loans	2,368	2,764
Interest and dividends on investment securities	27	52
Deposits with banks and other	31	149
Total interest income	2,426	2,965
Interest expense
Deposits	260	406
Long-term debt and other	282	485
Total interest expense	542	891
Net interest income	1,884	2,074
Total revenues net of interest expense	7,675	10,838
Provisions for credit losses
Card Member receivables	355	224
Card Member loans	969	603
Other	231	34
Total provisions for credit losses	1,555	861
Total revenues net of interest expense after provisions for credit losses	6,120	9,977
Expenses
Marketing and business development	1,362	1,776
Card Member rewards	1,349	2,652
Card Member services	208	563
Salaries and employee benefits	1,349	1,367
Other, net	1,230	1,400
Total expenses	5,498	7,758
Pretax income	622	2,219
Income tax provision	365	458
Net income	$257	$1,761
Earnings per Common Share (Note 14)(a)
Basic	$0.29	$2.07
Diluted	$0.29	$2.07
Average common shares outstanding for earnings per common share:
Basic	804	834
Diluted	805	836
(a)Represents net income less (i) earnings allocated to participating share awards of $2 million and $13 million for the three months ended June 30, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $17 million and $19 million for the three months ended June 30, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Six Months Ended June 30 (Millions, except per share amounts)	2020	2019
Revenues
Non-interest revenues
Discount revenue	$9,853	$12,772
Net card fees	2,251	1,932
Other fees and commissions	1,169	1,640
Other	498	725
Total non-interest revenues	13,771	17,069
Interest income
Interest on loans	5,277	5,489
Interest and dividends on investment securities	65	85
Deposits with banks and other	130	345
Total interest income	5,472	5,919
Interest expense
Deposits	586	805
Long-term debt and other	672	981
Total interest expense	1,258	1,786
Net interest income	4,214	4,133
Total revenues net of interest expense	17,985	21,202
Provisions for credit losses
Card Member receivables	952	477
Card Member loans	2,845	1,128
Other	379	65
Total provisions for credit losses	4,176	1,670
Total revenues net of interest expense after provisions for credit losses	13,809	19,532
Expenses
Marketing and business development	3,067	3,351
Card Member rewards	3,741	5,103
Card Member services	664	1,113
Salaries and employee benefits	2,744	2,789
Other, net	2,519	2,999
Total expenses	12,735	15,355
Pretax income	1,074	4,177
Income tax provision	450	866
Net income	$624	$3,311
Earnings per Common Share (Note 14)(a)
Basic	$0.71	$3.88
Diluted	$0.71	$3.87
Average common shares outstanding for earnings per common share:
Basic	806	837
Diluted	807	839
(a)Represents net income less (i) earnings allocated to participating share awards of $4 million and $24 million for the six months ended June 30, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $49 million and $40 million for the six months ended June 30, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Net income	$257	$1,761	$624	$3,311
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(5)	26	52	43
Foreign currency translation adjustments, net of tax	123	(36)	(199)	(28)
Net unrealized pension and other postretirement benefits, net of tax	(33)	3	(27)	(24)
Other comprehensive income (loss)	85	(7)	(174)	(9)
Comprehensive income	$342	$1,754	$450	$3,302
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents
Cash and due from banks	$2,043	$3,402
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2020, $249; 2019, $87)	39,325	20,392
Short-term investment securities	129	138
Total cash and cash equivalents	41,497	23,932
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2020, $4,042; 2019, $8,284), less reserves for credit losses: 2020, $519; 2019, $619	37,034	56,794
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2020, $25,537; 2019, $32,230), less reserves for credit losses: 2020, $5,628; 2019, $2,383	64,431	84,998
Other loans, less reserves for credit losses: 2020, $423; 2019, $152	4,129	4,626
Investment securities	19,942	8,406
Premises and equipment, less accumulated depreciation and amortization: 2020, $7,131; 2019, $6,562	4,829	4,834
Other assets (includes restricted cash of consolidated variable interest entities: 2020, $61; 2019, $85), less reserves for credit losses: 2020, $94; 2019, $27	16,746	14,731
Total assets	$188,608	$198,321
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$84,805	$73,287
Accounts payable	7,731	12,738
Short-term borrowings	1,567	6,442
Long-term debt (includes debt issued by consolidated variable interest entities: 2020, $14,578; 2019, $19,668)	48,797	57,835
Other liabilities	24,646	24,948
Total liabilities	$167,546	$175,250
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of June 30, 2020 and December 31, 2019	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 805 million shares as of June 30, 2020 and 810 million shares as of December 31, 2019	161	163
Additional paid-in capital	11,760	11,774
Retained earnings	12,052	13,871
Accumulated other comprehensive loss
Net unrealized debt securities gains, net of tax of: 2020, $27; 2019, $11	85	33
Foreign currency translation adjustments, net of tax of: 2020, $(171); 2019, $(319)	(2,388)	(2,189)
Net unrealized pension and other postretirement benefits, net of tax of: 2020, $(197); 2019, $(208)	(608)	(581)
Total accumulated other comprehensive loss	(2,911)	(2,737)
Total shareholders’ equity	21,062	23,071
Total liabilities and shareholders’ equity	$188,608	$198,321

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30 (Millions)	2020	2019
Cash Flows from Operating Activities
Net income	$624	$3,311
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	4,176	1,670
Depreciation and amortization	711	583
Deferred taxes and other	335	485
Stock-based compensation	109	156
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(792)	(472)
Accounts payable & other liabilities	(5,252)	5,744
Net cash (used in) provided by operating activities	(89)	11,477
Cash Flows from Investing Activities
Sale of investment securities	36	—
Maturities and redemptions of investment securities	4,573	2,426
Purchase of investments	(16,132)	(6,310)
Net decrease (increase) in Card Member loans and receivables, and other loans	34,356	(5,832)
Purchase of premises and equipment, net of sales: 2020, nil; 2019, $34	(689)	(840)
Acquisitions/dispositions, net of cash acquired	—	(91)
Other investing activities	2	148
Net cash provided by (used in) investing activities	22,146	(10,499)
Cash Flows from Financing Activities
Net increase in customer deposits	11,519	2,625
Net decrease in short-term borrowings	(4,859)	(322)
Proceeds from long-term debt	—	9,180
Payments of long-term debt	(9,699)	(10,379)
Issuance of American Express common shares	33	66
Repurchase of American Express common shares and other	(1,025)	(2,012)
Dividends paid	(749)	(702)
Net cash used in financing activities	(4,780)	(1,544)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	380	90
Net increase (decrease) in cash, cash equivalents and restricted cash	17,657	(476)
Cash, cash equivalents and restricted cash at beginning of period	24,446	27,808
Cash, cash equivalents and restricted cash at end of period	$42,103	$27,332

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Jun-20	Dec-19	Jun-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets	$41,497	$23,932	$26,869	$27,445
Restricted cash included in Other assets per Consolidated Balance Sheets	606	514	463	363
Total cash, cash equivalents and restricted cash	$42,103	$24,446	$27,332	$27,808

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of March 31, 2020	$21,006	$—	$161	$11,680	$(2,996)	$12,161
Net income	257	—	—	—	—	257
Other comprehensive income	85	—	—	—	85	—
Other changes, primarily employee plans	79	—	—	80	—	(1)
Cash dividends declared preferred Series B, $12.37 per share	(9)	—	—	—	—	(9)
Cash dividends declared preferred Series C, $10.29 per share	(8)	—	—	—	—	(8)
Cash dividends declared common, $0.43 per share	(348)	—	—	—	—	(348)
Balances as of June 30, 2020	$21,062	$—	$161	$11,760	$(2,911)	$12,052

Six months ended June 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	624	—	—	—	—	624
Other comprehensive loss	(174)	—	—	—	(174)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	43	—	—	91	—	(48)
Cash dividends declared preferred Series B, $26.46 per share	(20)	—	—	—	—	(20)
Cash dividends declared preferred Series C, $34.79 per share	(29)	—	—	—	—	(29)
Cash dividends declared common, $0.86 per share	(696)	—	—	—	—	(696)
Balances as of June 30, 2020	$21,062	$—	$161	$11,760	$(2,911)	$12,052
(a)Represents $1,170 million, net of tax of $288 million, related to the impact as of January 1, 2020 of adopting the new accounting guidance for the recognition of credit losses on certain financial instruments.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended June 30, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of March 31, 2019	$22,218	$—	$168	$11,963	$(2,599)	$12,686
Net income	1,761	—	—	—	—	1,761
Other comprehensive loss	(7)	—	—	—	(7)	—
Repurchase of common shares	(630)	—	(1)	(80)	—	(549)
Other changes, primarily employee plans	96	—	—	97	—	(1)
Cash dividends declared preferred Series B, $26.00 per share	(19)	—	—	—	—	(19)
Cash dividends declared common, $0.39 per share	(327)	—	—	—	—	(327)
Balances as of June 30, 2019	$23,092	$—	$167	$11,980	$(2,606)	$13,551

Six months ended June 30, 2019 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances of December 31, 2018	$22,290	$—	$170	$12,218	$(2,597)	$12,499
Net income	3,311	—	—	—	—	3,311
Other comprehensive loss	(9)	—	—	—	(9)	—
Repurchase of common shares	(1,875)	—	(4)	(347)	—	(1,524)
Other changes, primarily employee plans	69	—	1	109	—	(41)
Cash dividends declared preferred Series B, $26.00 per share	(19)	—	—	—	—	(19)
Cash dividends declared preferred Series C, $24.50 per share	(21)	—	—	—	—	(21)
Cash dividends declared common, $0.78 per share	(654)	—	—	—	—	(654)
Balances as of June 30, 2019	$23,092	$—	$167	$11,980	$(2,606)	$13,551
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
We evaluate goodwill for impairment annually as of June 30, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of one or more of our reporting units below its carrying value. As of June 30, 2020, we performed a qualitative assessment in connection with our annual goodwill impairment evaluation, including the impacts of the COVID-19 pandemic, and determined that it was more likely than not that the fair values of our reporting units exceeded their carrying values.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Recently Adopted Accounting Standards
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
Card Member loans by segment and Other loans as of June 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$57,907	$73,266
Global Commercial Services	12,152	14,115
Card Member loans	70,059	87,381
Less: Reserve for credit losses	5,628	2,383
Card Member loans, net	$64,431	$84,998
Other loans, net (b)	$4,129	$4,626
(a)Includes approximately $25.5 billion and $32.2 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of June 30, 2020 and December 31, 2019, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $0.7 billion of gross PPP loans as of June 30, 2020. Other loans are presented net of reserves for credit losses of $423 million and $152 million as of June 30, 2020 and December 31, 2019, respectively.
Card Member receivables by segment as of June 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$14,977	$22,844
Global Commercial Services (b)	22,576	34,569
Card Member receivables	37,553	57,413
Less: Reserve for credit losses	519	619
Card Member receivables, net	$37,034	$56,794
(a)Includes nil and $8.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2020 and December 31, 2019, respectively.
(b)Includes $4.0 billion and nil of gross Card Member receivables available to settle obligations of a consolidated VIE as of June 30, 2020 and December 31, 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of June 30, 2020 and December 31, 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$56,959	$240	$202	$506	$57,907
Global Commercial Services
Global Small Business Services	11,894	69	42	84	12,089
Global Corporate Payments (a)	(b)	(b)	(b)	—	63
Card Member Receivables:
Global Consumer Services Group	14,778	51	37	111	14,977
Global Commercial Services
Global Small Business Services	$12,904	$103	$48	$119	$13,174
Global Corporate Payments (a)	(b)	(b)	(b)	$235	$9,402

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$72,101	$322	$253	$590	$73,266
Global Commercial Services
Global Small Business Services	13,898	56	40	85	14,079
Global Corporate Payments (a)	(b)	(b)	(b)	—	36
Card Member Receivables:
Global Consumer Services Group	22,560	86	58	140	22,844
Global Commercial Services
Global Small Business Services	$17,113	$99	$58	$134	$17,404
Global Corporate Payments (a)	(b)	(b)	(b)	$136	$17,165
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

	2020			2019
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.7%	3.3%	1.6%	2.4%	2.8%	1.4%
Global Small Business Services	2.1%	2.4%	1.6%	1.8%	2.1%	1.3%
Card Member Receivables:
Global Consumer Services Group	2.2%	2.4%	1.3%	1.7%	1.8%	1.3%
Global Small Business Services	2.4%	2.6%	2.1%	1.8%	2.1%	1.6%
Global Corporate Payments	(b)	2.2%	(c)	(b)	(d)	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 2.5% and 0.7% for the periods ended June 30, 2020 and 2019, respectively.
(d)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods, and represents the ratio of GCP Card Member receivables write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members. The net loss ratio for the six months ended June 30, 2019 was 0.07%.

Refer to Note 3 for additional indicators, including external environmental qualitative factors, management considers in its evaluation process for reserves for credit losses.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired Loans and Receivables
Impaired loans and receivables are individual larger balance or homogeneous pools of smaller balance loans and receivables for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the customer agreement. We consider impaired loans and receivables to include (i) loans over 90 days past due still accruing interest, (ii) nonaccrual loans and (iii) loans and receivables modified as troubled debt restructurings (TDRs).

In instances where the customer is experiencing financial difficulty, we may modify, through various financial relief programs, loans and receivables with the intention to minimize losses and improve collectability, while providing customers with temporary or permanent financial relief. We have classified loans and receivables in these modification programs as TDRs and continue to classify customer accounts that have exited a modification program as a TDR, with such accounts identified as “Out of Program TDRs.”

Such modifications to the loans and receivables primarily include (i) temporary interest rate reductions (possibly as low as zero percent, in which case the loan is characterized as non-accrual in our TDR disclosures), (ii) placing the customer on a fixed payment plan not to exceed 60 months and (iii) suspending delinquency fees until the customer exits the modification program. Upon entering the modification program, the customer’s ability to make future purchases is either limited, canceled, or in certain cases suspended until the customer successfully exits from the modification program. In accordance with the modification agreement with the customer, loans and/or receivables may revert back to the original contractual terms (including the contractual interest rate where applicable) when the customer exits the modification program, which is (i) when all payments have been made in accordance with the modification agreement or (ii) when the customer defaults out of the modification program.

Reserves for modifications deemed TDRs are measured individually and incorporate a discounted cash flow model. All changes in the impairment measurement are included within provisions for credit losses.

In response to the COVID-19 pandemic, the United States introduced the Coronavirus Aid, Relief, and Economic Security Act, which among other things provides financial institutions with the option to temporarily suspend (i) certain requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be treated as TDRs and (ii) any determination that a loan modified as a result of COVID-19 is a TDR (including impairment for accounting purposes). Based on the nature of our programs, we have not elected the accounting and reporting relief afforded by this guidance and continue to report modifications as TDRs.

In the first quarter of 2020, we created a Customer Pandemic Relief program for customers who have been impacted by COVID-19 to provide a concession in the form of payment deferrals and waivers of certain fees and interest. We assessed the Customer Pandemic Relief program and determined that eligible loan modifications were temporary in nature, for example, less than three months and not considered TDRs. Once customers exit the Customer Pandemic Relief program, they revert to their original agreement and repay outstanding balances, or if they continue to face financial difficulties, they can enroll in a financial relief program, in which case they are reported as an “In Program TDR.”

Impaired Card Member loans and receivables outside the U.S. are not significant as of June 30, 2020 and December 31, 2019; therefore, such loans and receivables are not included in the following tables unless otherwise noted.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide additional information with respect to our impaired loans and receivables as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group (f)	$321	$239	$1,175	$181	$1,916	$475
Global Commercial Services	38	54	421	44	557	130
Card Member Receivables:
Global Consumer Services Group	—	—	201	15	216	28
Global Commercial Services	—	—	625	34	659	84
Other Loans(g)	3	3	162	2	170	35
Total	$362	$296	$2,584	$276	$3,518	$752

	As of December 31, 2019
			Accounts Classified as a TDR (c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group (f)	$384	$284	$500	$175	$1,343	$137
Global Commercial Services	44	54	97	38	233	22
Card Member Receivables:
Global Consumer Services Group	—	—	56	16	72	3
Global Commercial Services	—	—	109	30	139	6
Total	$428	$338	$762	$259	$1,787	$168
(a)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected. Amounts presented exclude loans classified as a TDR.
(b)Non-accrual loans not in modification programs primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude loans classified as a TDR.
(c)Accounts classified as a TDR include $37 million and $26 million that are over 90 days past due and accruing interest and $10 million and $10 million that are non-accruals as of June 30, 2020 and December 31, 2019, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $197 million and $188 million of accounts that have successfully completed a modification program and $79 million and $72 million of accounts that were not in compliance with the terms of the modification programs as of June 30, 2020 and December 31, 2019, respectively.
(f)Global Consumer Services Group (GCSG) includes balances outside the U.S. of $92 million and $93 million that are over 90 days and accruing interest as of June 30, 2020 and December 31, 2019, respectively.
(g)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans and Receivables Modified as TDRs
The following table provides additional information with respect to loans and receivables modified as TDRs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	116	$1,103	14	(b)	140	$1,298	14	(b)
Card Member Receivables	22	744	(c)	18	25	818	(c)	19
Other Loans(d)	5	$154	4	15	5	$154	4	15
Total	143	$2,001			170	$2,270

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	17	$137	13	(b)	34	$265	13	(b)
Card Member Receivables	2	50	(c)	26	4	90	(c)	27
Total	19	$187			38	$355
(a)Represents the outstanding balance immediately prior to modification. The outstanding balance includes principal, fees and accrued interest on loans and principal and fees on receivables. Modifications did not reduce the principal balance.
(b)For Card Member loans, there have been no payment term extensions.
(c)We do not offer interest rate reduction programs for Card Member receivables as the receivables are non-interest bearing.
(d)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.
The following table provides information with respect to loans and receivables modified as TDRs that subsequently defaulted within 12 months of modification. A customer can miss up to three payments before being considered in default, depending on the terms of the modification program. For all customers that defaulted from a modification program, the probability of default is factored into the reserves for loans and receivables.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$24	7	$52
Card Member Receivables	1	9	2	18
Other Loans (b)	1	1	1	1
Total	5	$34	10	$71

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	3	$18	5	$36
Card Member Receivables	1	5	2	8
Total	4	$23	7	$44
(a)The outstanding balances upon default include principal, fees and accrued interest on loans, and principal and fees on receivables.
(b)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.

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
We use a combination of statistically-based models that incorporate current and future economic conditions throughout the R&S Period. The process of estimating expected credit losses is based on several key models: Probability of Default (PD), Exposure at Default (EAD), and future recoveries for each month of the R&S Period. Beyond the R&S Period, we estimate expected credit losses using our historical loss rates.
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
•Recovery models are used to estimate amounts that are expected to be received from Card Members after default occurs, typically as a result of collection efforts. Future recoveries are estimated taking into consideration the time of default, time elapsed since default and macroeconomic conditions.
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
Lifetime losses for most of our loans and receivables are evaluated at an appropriate level of granularity, including assessment on a pooled basis where financial assets share similar risk characteristics, such as past spend and remittance behaviors, credit bureau scores where available, delinquency status, tenure of balance outstanding, amongst others. Credit losses on accrued interest are measured and presented as part of Reserves for credit losses on the Consolidated Balance Sheets and within the Provisions for credit losses in the Consolidated Statements of Income, rather than reversing interest income. Separate models are used for accounts deemed a troubled debt restructuring, which are measured individually using a discounted cash flow model. See Note 2 for information on troubled debt restructurings.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the six months ended June 30, 2020, primarily driven by higher reserve builds reflecting the continued deterioration of the estimated global macroeconomic outlook, including higher rates of unemployment and Gross Domestic Product (GDP) contraction, and changes in portfolio mix, partially offset by a decline in volumes.
The following table presents changes in the Card Member loans reserve for credit losses for the six months ended June 30:

(Millions)	2020	2019
Balance, January 1(a)	$4,027	$2,134
Provisions (b)	2,845	1,128
Net write-offs (c)
Principal	(1,017)	(920)
Interest and fees	(210)	(186)
Other (d)	(17)	12
Balance, June 30	$5,628	$2,168
(a)Includes an increase of $1,643 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Principal write-offs are presented less recoveries of $279 million and $254 million for the six months ended June 30, 2020 and 2019, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(63) million and $(33) million for the six months ended June 30, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $(17) million and $3 million for the six months ended June 30, 2020 and 2019, respectively.
Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses increased for the six months ended June 30, 2020, primarily driven by higher reserve builds reflecting the continued deterioration of the estimated global macroeconomic outlook, including higher rates of unemployment and GDP contraction, partially offset by a decline in volumes.
The following table presents changes in the Card Member receivables reserve for credit losses for the six months ended June 30:

(Millions)	2020	2019
Balance, January 1 (a)	$126	$573
Provisions (b)	952	477
Net write-offs (c)	(557)	(426)
Other (d)	(2)	(8)
Balance, June 30	$519	$616
(a)Includes a decrease of $493 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net write-offs are presented less recoveries of $180 million and $184 million for the six months ended June 30, 2020 and 2019, respectively. Amounts include net (write-offs) recoveries from TDRs of $(16) million and $(6) million, for the six months ended June 30, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $(1) million and $3 million for the six months ended June 30, 2020 and 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. Comparative information continues to be reported in accordance with the methodology in effect for prior periods. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record an allowance for the expected credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $24 million and $20 million, as of June 30, 2020 and December 31, 2019, respectively, presented as Other assets on the Consolidated Balance Sheets.

Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
The following is a summary of investment securities as of June 30, 2020 and December 31, 2019:

	2020				2019
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$185	$7	$—	$192	$236	$8	$(1)	$243
U.S. Government agency obligations	8	—	—	8	9	—	—	9
U.S. Government treasury obligations	18,959	100	—	19,059	7,395	35	(1)	7,429
Corporate debt securities	24	—	—	24	27	—	—	27
Mortgage-backed securities (a)	35	3	—	38	39	2	—	41
Foreign government bonds and obligations	546	2	—	548	578	1	—	579
Equity securities (b)	53	22	(2)	73	55	25	(2)	78
Total	$19,810	$134	$(2)	$19,942	$8,339	$71	$(4)	$8,406
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of June 30, 2020.

	2019
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$18	$(1)	$—	$—
U.S. Government treasury obligations	—	—	324	(1)
Total	$18	$(1)	$324	$(1)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of June 30, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Total as of December 31, 2019	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)

Contractual maturities for investment securities with stated maturities as of June 30, 2020 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$11,483	$11,499
Due after 1 year but within 5 years	7,946	8,017
Due after 5 years but within 10 years	179	198
Due after 10 years	149	155
Total	$19,757	$19,869
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of June 30, 2020 and December 31, 2019, our ownership of variable interests was $11.3 billion and $12.9 billion, respectively, for the Lending Trust and $4.0 billion and $8.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
The following table provides information on the restricted cash held by the Trusts as of June 30, 2020 and December 31, 2019, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2020	2019
Lending Trust	$61	$85
Charge Trust	—	—
Total	$61	$85
These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the six months ended June 30, 2020 and the year ended December 31, 2019, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Customer Deposits
As of June 30, 2020 and December 31, 2019, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2020	2019
U.S.:
Interest-bearing	$82,865	$72,445
Non-interest-bearing (includes Card Member credit balances of: 2020, $1,076; 2019, $389)	1,101	415
Non-U.S.:
Interest-bearing	21	23
Non-interest-bearing (includes Card Member credit balances of: 2020, $816; 2019, $401)	818	404
Total customer deposits	$84,805	$73,287
Customer deposits by deposit type as of June 30, 2020 and December 31, 2019 were as follows:

(Millions)	2020	2019
U.S. retail deposits:
Savings accounts – Direct	$57,062	$46,394
Certificates of deposit:
Direct	2,749	1,854
Third-party (brokered)	7,771	8,076
Sweep accounts – Third-party (brokered)	15,283	16,121
Other deposits:
U.S. non-interest bearing deposits	25	26
Non-U.S. deposits	23	26
Card Member credit balances ― U.S. and non-U.S.	1,892	790
Total customer deposits	$84,805	$73,287
The scheduled maturities of certificates of deposit as of June 30, 2020 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2020	$2,685	$5	$2,690
2021	3,735	5	3,740
2022	2,986	—	2,986
2023	642	—	642
2024	272	—	272
After 5 years	200	—	200
Total	$10,520	$10	$10,530
As of June 30, 2020 and December 31, 2019, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2020	2019
U.S.	$1,018	$622
Non-U.S.	2	4
Total	$1,020	$626

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
A putative merchant class action in the Eastern District of New York, consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), alleged that provisions in our merchant agreements prohibiting merchants from differentially surcharging our cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. On January 15, 2020, our motion to compel arbitration of claims brought by merchants who accept American Express and to dismiss claims of merchants who do not was granted. Plaintiffs have appealed part of this decision.

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
For those disclosed material legal proceedings where a loss is reasonably possible in future periods, whether in excess of a recorded accrual for legal or tax contingencies, or where there is no such accrual, and for which we are able to estimate a range of possible loss, the current estimated range is zero to $200 million in excess of any accruals related to those matters. This range represents management’s estimate based on currently available information and does not represent our maximum loss exposure; actual results may vary significantly. As such legal proceedings evolve, we may need to increase our range of possible loss or recorded accruals. In addition, it is possible that significantly increased merchant steering or other actions impairing the Card Member experience as a result of an adverse resolution in one or any combination of the disclosed merchant cases could have a material adverse effect on our business.
In addition, we face exposure associated with Card Member purchases of goods and services, including with respect to the following:
•Return Protection — refunds the price of qualifying purchases made with eligible cards, where the merchant will not accept the return, for up to 90 days from the date of purchase; and
•Merchant Protection — protects Card Members primarily against non-delivery of goods and services, usually in the event of the bankruptcy or liquidation of a merchant. When this occurs, the Card Member may dispute the transaction for which we will generally credit the Card Member’s account. If we are unable to collect the amount from the merchant, we may bear the loss for the amount credited to the Card Member. The largest component of the exposure relates to Card Member transactions associated with travel-related merchants, primarily through business arrangements where we have remitted payment to such merchants for a Card Member travel purchase that has not yet been used or “flown.”
We have recorded an accrual of $24 million related to these exposures as of June 30, 2020. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative in the current environment given the economic and financial disruptions caused by the COVID-19 pandemic and resulting containment measures. A reasonable possible loss related to these exposures in excess of the recorded accrual cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable, although we believe our risk of loss has increased in the current environment.

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
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of June 30, 2020, these derivatives were not in a significant net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of June 30, 2020 and December 31, 2019, no credit risk adjustment to the derivative portfolio was required.
A majority of our derivative assets and liabilities as of June 30, 2020 and December 31, 2019 are subject to master netting agreements with our derivative counterparties. We have no derivative amounts subject to enforceable master netting arrangements that are not offset on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of June 30, 2020 and December 31, 2019:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$624	$185	$—	$—
Net investment hedges - Foreign exchange contracts	249	24	151	186
Total derivatives designated as hedging instruments	873	209	151	186
Derivatives not designated as hedging instruments:
Foreign exchange contracts	197	134	271	254
Total derivatives, gross	1,070	343	422	440
Derivative asset and derivative liability netting (b)	(237)	(90)	(237)	(90)
Cash collateral netting (c)(d)	(628)	(185)	(2)	(9)
Total derivatives, net	$205	$68	$183	$341
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
(d)We posted $61 million and $47 million as of June 30, 2020 and December 31, 2019, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $18.8 billion and $22.6 billion of fixed-rate debt obligations designated in fair value hedging relationships as of June 30, 2020 and December 31, 2019, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and six months ended June 30:

	Gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Fixed-rate long-term debt	$4	$(280)	$(593)	$(440)
Derivatives designated as hedging instruments	(10)	286	601	444
Total	$(6)	$6	$8	$4
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $19.6 billion and $22.7 billion as of June 30, 2020 and December 31, 2019, respectively, including the cumulative amount of fair value hedging adjustments of $810 million and $217 million for the respective periods.
We recognized a net decrease of $81 million and a net increase of $36 million in Interest expense on Long-term debt for the three months ended June 30, 2020 and 2019, respectively, and a net decrease of $102 million and a net increase of $74 million for the six months ended June 30, 2020, and 2019, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We had notional amounts of approximately $9.9 billion and $9.8 billion of foreign currency derivatives designated as net investment hedges as of June 30, 2020 and December 31, 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $339 million and a gain of $87 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $393 million and a loss of $75 million for the six months ended June 30, 2020, and 2019, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes, were a gain of $1 million and nil for the three months ended June 30, 2020 and 2019, respectively, and a gain of $1 million and nil for the six months ended June 30, 2020 and 2019, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in a net loss of $2 million and a net gain of $23 million for the three months ended June 30, 2020 and 2019, respectively, and net gains of $18 million and $27 million for the six months ended June 30, 2020 and 2019, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of June 30, 2020 and December 31, 2019:

	2020				2019
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$73	$72	$1	$—	$78	$77	$1	$—
Debt securities	19,869	7,214	12,655	—	8,328	—	8,328	—
Derivatives, gross (a)	1,070	—	1,070	—	343	—	343	—
Total Assets	21,012	7,286	13,726	—	8,749	77	8,672	—
Liabilities:
Derivatives, gross (a)	422	—	422	—	440	—	440	—
Total Liabilities	$422	$—	$422	$—	$440	$—	$440	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2020 and December 31, 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$41	$41	$40	$1	$—
Other financial assets (b)	40	40	—	40	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	69	73	—	—	73

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	92	92	—	92	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	11	11	—	11	—
Long-term debt (c)	$49	$51	$—	$51	$—

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$24	$24	$23	$1	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	90	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	92	92	—	92	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	10	10	—	10	—
Long-term debt (c)	$58	$60	$—	$60	$—
(a)Level 2 amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $3.9 billion and $8.2 billion held by a consolidated VIE as of June 30, 2020 and December 31, 2019, respectively), other receivables, restricted cash and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $25.4 billion and $32.0 billion as of June 30, 2020 and December 31, 2019, respectively, and the fair values of Long-term debt were $14.9 billion and $19.8 billion as of June 30, 2020 and December 31, 2019, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the six months ended June 30, 2020 and the year ended December 31, 2019, we did not have any material assets that were measured at fair value due to impairment and there were no material fair value adjustments for equity investments without readily determinable fair values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $24 million, respectively, as of June 30, 2020, and $1 billion and $29 million, respectively, as of December 31, 2019, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
11. Changes In Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and six months ended June 30, 2020 and 2019 were as follows:

Three Months Ended June 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2020	$90	$(2,511)	$(575)	$(2,996)
Net unrealized losses	(5)	—	—	(5)
Decrease due to amounts reclassified into earnings	—	(3)	—	(3)
Net translation gains on investments in foreign operations	—	465	—	465
Net losses related to hedges of investments in foreign operations	—	(339)	—	(339)
Pension and other postretirement benefits	—	—	(33)	(33)
Net change in accumulated other comprehensive (loss) income	(5)	123	(33)	85
Balances as of June 30, 2020	$85	$(2,388)	$(608)	$(2,911)

Six Months Ended June 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net unrealized gains	52	—	—	52
Decrease due to amounts reclassified into earnings	—	(3)	—	(3)
Net translation losses on investments in foreign operations	—	(589)	—	(589)
Net gains related to hedges of investments in foreign operations	—	393	—	393
Pension and other postretirement benefits	—	—	(27)	(27)
Net change in accumulated other comprehensive income (loss)	52	(199)	(27)	(174)
Balances as of June 30, 2020	$85	$(2,388)	$(608)	$(2,911)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of March 31, 2019	$9	$(2,125)	$(483)	$(2,599)
Net unrealized gains	26	—	—	26
Net translation losses on investments in foreign operations	—	(123)	—	(123)
Net gains related to hedges of investments in foreign operations	—	87	—	87
Pension and other postretirement benefits	—	—	3	3
Net change in accumulated other comprehensive income (loss)	26	(36)	3	(7)
Balances as of June 30, 2019	$35	$(2,161)	$(480)	$(2,606)

Six Months Ended June 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	43	—	—	43
Net translation gains on investments in foreign operations	—	47	—	47
Net losses related to hedges of investments in foreign operations	—	(75)	—	(75)
Pension and other postretirement benefits	—	—	(24)	(24)
Net change in accumulated other comprehensive income (loss)	43	(28)	(24)	(9)
Balances as of June 30, 2019	$35	$(2,161)	$(480)	$(2,606)

The following table shows the tax impact for the three and six months ended June 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Net unrealized debt securities	$(2)	$9	$16	$13
Net translation on investments in foreign operations	(6)	1	24	15
Net hedges on investments in foreign operations	(106)	28	124	(22)
Pension and other postretirement benefits	(1)	4	11	(7)
Total tax impact	$(115)	$42	$175	$(1)
Reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes, were a gain of $3 million and nil for the three months ended June 30, 2020 and 2019, respectively, and a gain of $3 million and nil for the six months ended June 30, 2020 and 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Fees charged to Card Members:
Delinquency fees	$196	$255	$456	$506
Foreign currency conversion fee revenue	57	250	250	480
Other customer fees:
Loyalty coalition-related fees	90	109	198	223
Travel commissions and fees	5	121	65	229
Service fees and other (a)	101	102	200	202
Total Other fees and commissions	$449	$837	$1,169	$1,640
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
The following is a detail of Other expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Occupancy and equipment	$564	$517	$1,113	$1,025
Professional services	406	512	845	1,006
Other (a)	260	371	561	968
Total Other expenses	$1,230	$1,400	$2,519	$2,999
(a)Other expense primarily includes general operating expenses, non-income taxes, communication expenses, unrealized gains and losses on certain equity investments, Card Member and merchant-related fraud losses, foreign currency-related gains and losses, and litigation expenses.
13. Income Taxes
The effective tax rate was 58.7 percent and 20.6 percent for the three months ended June 30, 2020 and 2019, respectively, and 41.9 percent and 20.7 percent for the six months ended June 30, 2020 and 2019, respectively. The increase for both periods reflects the impact of discrete tax charges primarily related to the realizability of certain foreign deferred tax assets, resulting from cumulative losses in certain non-US legal entities that were exacerbated by the impacts of COVID-19, and lower overall pretax income.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. Tax years from 2016 onwards are open for examination by the IRS. In the current period, the IRS commenced its review of the 2017 and 2018 tax years.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Basic and diluted:
Net income	$257	$1,761	$624	$3,311
Preferred dividends	(17)	(19)	(49)	(40)
Net income available to common shareholders	$240	$1,742	$575	$3,271
Earnings allocated to participating share awards (a)	(2)	(13)	(4)	(24)
Net income attributable to common shareholders	$238	$1,729	$571	$3,247
Denominator: (a)
Basic: Weighted-average common stock	804	834	806	837
Add: Weighted-average stock options (b)	1	2	1	2
Diluted	805	836	807	839

Basic EPS	$0.29	$2.07	$0.71	$3.88
Diluted EPS	$0.29	$2.07	$0.71	$3.87
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 1.5 million and 0.4 million of options for the three months ended June 30, 2020 and 2019, respectively, and 0.6 million and 0.4 million of options for the six months ended June 30, 2020 and 2019, respectively, because inclusion of the options would have been anti-dilutive.

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
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and six months ended June 30:

Three Months Ended June 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$2,932	$2,014	$919	$(74)	$5,791
Revenue from contracts with customers (b)	1,836	1,652	875	(6)	4,357
Interest income	1,971	402	4	49	2,426
Interest expense	272	154	(6)	122	542
Total revenues net of interest expense	4,631	2,262	929	(147)	7,675
Net income (loss)	$527	$(60)	$66	$(276)	$257
Total assets (billions)	$80	$38	$12	$59	$189

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$6,826	$4,802	$2,265	$(122)	$13,771
Revenue from contracts with customers (b)	4,530	4,024	2,115	(16)	10,653
Interest income	4,382	901	10	179	5,472
Interest expense	600	354	(42)	346	1,258
Total revenues net of interest expense	10,608	5,349	2,317	(289)	17,985
Net income (loss)	$728	$(22)	$483	$(565)	$624
Total assets (billions)	$80	$38	$12	$59	$189

Three Months Ended June 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,193	$3,059	$1,478	$34	$8,764
Revenue from contracts with customers (b)	3,060	2,665	1,355	—	7,080
Interest income	2,297	468	7	193	2,965
Interest expense	446	269	(87)	263	891
Total revenues net of interest expense	6,044	3,258	1,572	(36)	10,838
Net income (loss)	$881	$561	$564	$(245)	$1,761
Total assets (billions)	$102	$55	$22	$19	$198

Six Months Ended June 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$8,105	$5,985	$2,927	$52	$17,069
Revenue from contracts with customers (b)	5,884	5,206	2,680	6	13,776
Interest income	4,569	922	16	412	5,919
Interest expense	881	525	(167)	547	1,786
Total revenues net of interest expense	11,793	6,382	3,110	(83)	21,202
Net income (loss)	$1,835	$1,073	$1,135	$(732)	$3,311
Total assets (billions)	$102	$55	$22	$19	$198
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
Interest Rate Risk
We analyze a variety of interest rate scenarios in response to changes in balance sheet composition, market conditions, and other factors. As of June 30, 2020, the composition of the balance sheet shifted substantially compared to December 31, 2019. There was a substantial net reduction in total fixed rate assets within Card Member loans, Card Member receivables and investment securities, and an increase in floating rate assets such as cash and cash equivalents. Largely as a result of this change in balance sheet composition, the adverse impact of changes in market interest rates on our net interest income has been significantly lowered since December 31, 2019. A hypothetical, immediate 100 basis point increase or decrease in market interest rates would have a modest detrimental effect of less than $40 million on our annual net interest income, based on the balance sheet as of June 30, 2020. The detrimental impact from rate changes is measured by instantaneously increasing or decreasing the anticipated future interest rates by 100 basis points, using a static asset liability gapping model. Our estimated repricing risk assumes that our interest-rate sensitive assets and the majority of our liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude as benchmark rate changes, and these benchmark rates do not fall below zero percent. It is further assumed that certain deposit liabilities reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn depends on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Foreign Exchange Risk
With respect to earnings denominated in foreign currencies, the adverse impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been approximately $17 million and $173 million on our pretax income for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.
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
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the First Quarter Form 10-Q). The information included in the "Risk Factors" section of the First Quarter Form 10-Q is incorporated by reference herein. However, the risks and uncertainties that we face are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	—	—	N/A	N/A

May 1-31, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	28,756	$94.26	N/A	N/A

June 1-30, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	28,756	$94.26	N/A	N/A
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
10.1
American Express Company 2016 Incentive Compensation Plan (as amended and restated effective May 5, 2020) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated May 5, 2020 (filed May 7, 2020)).

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 24, 2020	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: July 24, 2020	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)