Form 10-Q
period 2020-09-30
AMERICAN EXPRESS CO
filed 2020-10-23
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2020
Common Shares (par value $0.20 per share)	805,201,951	Shares

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
Business Environment
Businesses and economies around the globe continue to be significantly affected by the COVID-19 pandemic. There continues to be a high degree of uncertainty in terms of the direction of the pandemic and its impact on the economy, how governments will react to changes in the environment, including possible future stimulus programs (or the failure to implement such programs), and developments in political and social conditions.
Throughout the quarter, our colleague base has continued to successfully operate in a mostly remote working environment. To support our customers and merchants, we continued to offer financial and other assistance, add product benefits to reflect today’s environment, and provide the high level of customer service they expect and rely on. We continued to see lower voluntary attrition rates on our proprietary products as compared to the last year. In addition, our Card Members are recognizing our commitment to service excellence, ranking us number one in the J.D. Power U.S. Credit Card Satisfaction Study for the tenth time. We also continued to work with our strategic partners on initiatives to support our communities and launched our largest ever Shop Small campaign, which included a commitment of over $200 million to help support small merchants.
Reflective of the broader economy and spending trends in our customer segments, our billed business for the quarter was down 19 percent (20 percent on an FX adjusted basis) as compared to the prior year.1 Since mid-April, we have seen steady improvement in our overall billed business. Proprietary billed business, which accounted for 86 percent of our total billings in the third quarter and drives most of our financial results, showed different recovery trends for non-T&E and T&E spend. Non-T&E spend, which has historically accounted for a large portion of our billed business, recovered to pre-pandemic levels, growing 1 percent as compared to the prior year. T&E spend continued to be down 69 percent year-over-year, though we saw a modest improvement during the quarter primarily driven by proprietary consumer T&E spend. To the extent we continue to see significant year-over-year declines in billed business, our future results will be materially impacted.
Revenues net of interest expense decreased 20 percent as compared to the prior year, which was an improvement from year-over-year decline in the second quarter, consistent with the trend in billings. Discount revenue, our largest revenue line, decreased 24 percent, which was a larger contraction than the decline in billed business for the quarter due to a decrease in the average discount rate. The average discount rate decrease was driven by a shift in spend mix to non-T&E categories, although the erosion in the third quarter was less than the second quarter due to the modest improvement in T&E spend. We continued to see decreases in Other fees and commissions and Other revenues, primarily due to declines in travel-related revenues. Card fee revenues continued to show strong year-over-year growth, as such revenues are slower to react to economic shifts since they are recognized over a twelve-month period and Card Member retention remained high; however, net card fee growth has decelerated as we slowed new card acquisitions over the last two quarters while managing through the peak of uncertainty during this crisis. Net interest income declined by 15 percent year-over-year, primarily driven by lower average loans and lower benchmark interest rates, partially offset by higher net yield.
As a result of the spend-centric nature of our business model, Card Member loans and receivables declined 17 percent and 28 percent year-over-year, respectively, due to lower billed business volumes. Provisions for credit losses decreased, primarily due to a modest reserve release and lower net write-offs. The reserve release reflected improved credit performance and lower loan volumes, partially offset by a more cautious view of the global macroeconomic outlook due to continuing high levels of uncertainty regarding the pace of a recovery in the economy.
1The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).

The balance in our longer-term financial relief programs, which are reported as troubled debt restructurings, grew to approximately $3.1 billion of loans and receivables as of September 30, 2020. See Note 2 to the “Consolidated Financial Statements” for further information on troubled debt restructurings. In addition, as of September 30, 2020, we had $1.2 billion of delinquent loans and receivables, including relevant financial relief program balances, which represented a sequential improvement in delinquencies compared to the second quarter. Our short-term Customer Pandemic Relief programs are no longer widely available, with negligible balances remaining in the programs as of September 30, 2020.
Card Member rewards, Card Member services and business development expenses are generally correlated to billings or are variable based on usage and were lower this quarter due to the decline in billing volumes and lower usage of travel-related benefits. During the quarter, we remained focused on controlling operating expenses, while increasing marketing investments in initiatives to support our customers, such as enhancements that we made to value propositions for many of our card products and our largest ever Shop Small campaign. Looking ahead, we are beginning to place greater emphasis on selectively investing for the long term, including through marketing and operating expenses.
Throughout the year, our liquidity levels remained high, and we also continued to display a strong capital position with capital ratios that are well above our targets and regulatory requirements. These robust capital and liquidity levels provide us with significant flexibility to maintain the strength of our balance sheet through this uncertain period. We also intend to maintain our quarterly dividend for the fourth quarter in line with prior quarters, subject to approval by the Board of Directors.
Although the external environment remains uncertain in the near term, we are confident in how we are managing the company for the long term. The investments we are making set a foundation to rebuild our growth momentum and return to pre-pandemic levels of earnings and financial performance.
See “Certain Legislative, Regulatory and Other Developments” and "Risk Factors" for information on additional impacts of the COVID-19 pandemic and related containment efforts as well as other matters that could have a material adverse effect on our results of operations and financial condition.

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
Reserves for Card Member Credit Losses
Reserves for Card Member credit losses represent our best estimate of the expected credit losses in our outstanding portfolio of Card Member loans and receivables as of the balance sheet date. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses by incorporating historical loss experience and current and future economic conditions over a reasonable and supportable period (R&S Period) beyond the balance sheet date.

In estimating expected credit losses, we use a combination of statistically based models and analysis of the results produced by these models. These quantitative and qualitative components entail a significant amount of judgment. The primary areas of judgment used in measuring the quantitative components of our reserves relate to the determination of the appropriate R&S Period, the modeling of the probability of and exposure at default, and the methodology to incorporate current and future economic conditions. We use these models and assumptions, combined with historical loss experience, to calculate the reserve rates that are applied to the outstanding loan or receivable balances to produce our reserves for expected credit losses. Beyond the R&S Period, we estimate expected credit losses using our historical loss experience. The qualitative component is intended to capture expected losses that may not have been fully captured in the quantitative component. Through an established governance structure, we consider certain external and internal factors, including emerging portfolio characteristics and trends, which consequentially may increase or decrease the reserves for credit losses on Card Member loans and receivables.

The R&S Period, which is approximately 3 years, represents the maximum time-period beyond the balance sheet date over which we can reasonably estimate expected credit losses, using all available portfolio information, current economic conditions and forecasts of future economic conditions. Card Member loan products do not have a contractual term and balances can revolve if minimum required payments are made, causing some balances to remain outstanding beyond the R&S Period. Card Member receivable products are contractually required to be paid in full; therefore, we have assumed the balances will be either paid or written-off within the R&S Period.

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

CECL requires that the R&S Period include an assumption about current and future economic conditions. We incorporate multiple macroeconomic scenarios obtained from an independent third party. The estimated credit losses calculated from each macroeconomic scenario are reviewed by management and are weighted to reflect management's judgment about uncertainty around the scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product (GDP), that are significant to our models.

Macroeconomic Sensitivity
To demonstrate the sensitivity of estimated credit losses to the macroeconomic scenarios, we compared our modeled estimate under a baseline scenario to our modeled estimate under a pessimistic downside scenario. For every 10 percentage points change in weighting from the baseline scenario to the pessimistic downside scenario, the estimated credit losses increased by approximately $240 million.
The modeled estimates under these scenarios were influenced by the duration, severity and timing of changes in economic variables within each scenario and these macroeconomic scenarios, under different conditions or using different assumptions, could result in significantly different estimated credit losses. It is difficult to estimate how potential changes in specific factors might affect the estimated credit losses, and current results may not be indicative of the potential future impact of macroeconomic forecast changes.
In addition, this sensitivity analysis relates only to the modeled credit loss estimates under two scenarios without considering management’s judgment on the relative weighting for those and other scenarios, including the weight that has been placed on downside scenarios at the balance sheet date, or any potential changes in other adjustments to the quantitative calculation or the impact of management judgment for qualitative factors, which may have a positive or negative effect on the results. Thus, the results of this sensitivity analysis are hypothetical and are not intended to estimate or reflect our expectations of any changes in the overall reserves for credit losses due to changes in the macroeconomic environment.
The following table reflects the range of key variables in the macroeconomic scenarios utilized for the computation of Reserves for credit losses:

	September 30, 2020	June 30, 2020
U.S. Unemployment Rate
Third quarter of 2020	10% - 11%	8% - 10%
Fourth quarter of 2020	10% - 12%	9% - 11%
Fourth quarter of 2021	8% - 13%	9% - 11%
U.S. GDP Growth (Contraction) (a)
Third quarter of 2020	23% - 8%	16% - 10%
Fourth quarter of 2020	3% - (6%)	0.6% - (4%)
Fourth quarter of 2021	6% - 3%	8% - 7%
(a)Real GDP quarter over quarter percentage change seasonally adjusted to annualized rates.
Refer to the "Business Environment" and Table 3 in MD&A and Note 1 and Note 3 to the "Consolidated Financial Statements" for a further description of the impact of CECL, both at implementation and for the three and nine months ended September 30, 2020.
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
The discussions in both the “Consolidated Results of Operations” and “Business Segment Results of Operations” provide commentary on the variances for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, as presented in the accompanying tables. These discussions should be read in conjunction with the discussion under “Business Environment,” which contains further information on the COVID-19 pandemic and the related impacts on our results.
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
Consolidated Results of Operations
Table 1: Summary of Financial Performance

	Three Months Ended September 30,		Change 2020 vs. 2019		Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages and per share amounts)	2020	2019			2020	2019
Total revenues net of interest expense	$8,751	$10,989	$(2,238)	(20)%	$26,736	$32,191	$(5,455)	(17)%
Provisions for credit losses	665	879	(214)	(24)%	4,841	2,549	2,292	90
Expenses	6,722	7,844	(1,122)	(14)	19,457	23,199	(3,742)	(16)
Pretax income	1,364	2,266	(902)	(40)	2,438	6,443	(4,005)	(62)
Income tax provision	291	511	(220)	(43)	741	1,377	(636)	(46)
Net income	1,073	1,755	(682)	(39)	1,697	5,066	(3,369)	(67)
Earnings per common share — diluted (a)	$1.30	$2.08	$(0.78)	(38)%	$2.01	$5.95	$(3.94)	(66)%
Return on average equity (b)	15.3%	31.5%			15.3%	31.5%
Effective tax rate	21.3%	22.6%			30.4%	21.4%
(a)Represents net income, less (i) earnings allocated to participating share awards of $7 million and $11 million for the three months ended September 30, 2020 and 2019, respectively, and $10 million and $35 million for the nine months ended September 30, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $16 million and $21 million for the three months ended September 30, 2020 and 2019, respectively, and $65 million and $61 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)Return on average equity (ROE) is computed by dividing (i) one-year period of net income ($3.4 billion and $7.1 billion for September 30, 2020 and 2019, respectively) by (ii) one-year average of total shareholders’ equity ($22.2 billion and $22.5 billion for September 30, 2020 and 2019, respectively).

Table 2: Total Revenues Net of Interest Expense Summary

	Three Months Ended September 30,		Change 2020 vs. 2019		Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Discount revenue	$4,999	$6,566	$(1,567)	(24)%	$14,852	$19,338	$(4,486)	(23)%
Net card fees	1,191	1,033	158	15	3,442	2,965	477	16
Other fees and commissions	478	825	(347)	(42)	1,647	2,465	(818)	(33)
Other	209	362	(153)	(42)	707	1,087	(380)	(35)
Total non-interest revenues	6,877	8,786	(1,909)	(22)	20,648	25,855	(5,207)	(20)
Total interest income	2,324	3,080	(756)	(25)	7,796	8,999	(1,203)	(13)
Total interest expense	450	877	(427)	(49)	1,708	2,663	(955)	(36)
Net interest income	1,874	2,203	(329)	(15)	6,088	6,336	(248)	(4)
Total revenues net of interest expense	$8,751	$10,989	$(2,238)	(20)%	$26,736	$32,191	$(5,455)	(17)%
Total Revenues Net of Interest Expense
Discount revenue decreased for both the three and nine month periods, primarily due to a decrease in worldwide billed business of 19 percent (20 percent on an FX-adjusted basis) and 20 percent (19 percent on an FX-adjusted basis), respectively.2 U.S. billed business decreased 17 percent and 18 percent for the three and nine months, respectively, and non-U.S. billed business decreased 24 percent for both these periods, due to the continued impacts of the COVID-19 pandemic.
Additional billed business highlights for the three month period:
•Worldwide non-T&E billed business increased 1 percent as compared to the prior year, primarily driven by growth in online and card-not-present spending, while T&E billed business continued to experience a significant decline with a decrease of 69 percent as compared to the prior year.
•Proprietary consumer and commercial billed business decreased by 17 percent and 23 percent, respectively, as compared to the prior year.
◦U.S. consumer billed business decreased 16 percent and non-U.S. consumer billed business decreased 21 percent, as compared to the prior year.
◦Small and mid-sized enterprises (SME) billed business decreased 13 percent, while large and global corporate decreased 54 percent, each as compared to the prior year.
See Tables 5, 6 and 7 for more details on billed business performance.
The decrease in discount revenue for both the three and nine month periods was also driven by decreases in the average discount rate primarily due to a shift in spend mix to non-T&E categories. The average discount rate was 2.27 percent and 2.39 percent for the three months ended September 30, 2020 and 2019, respectively, and 2.29 percent and 2.38 percent for the nine months ended September 30, 2020 and 2019, respectively.
Net card fees increased for both the three and nine month periods, primarily driven by increases in our premium card product portfolios. Card fees, which are recognized over a twelve-month period, are slower to react to economic shifts.
Other fees and commissions decreased for both the three and nine month periods, primarily due to the impacts of travel restrictions related to the COVID-19 pandemic, which resulted in lower foreign exchange conversion revenue related to decreased cross-border Card Member spending and lower travel commissions and fees from our consumer travel business, as well as a decline in late fees due to lower delinquencies.
Other revenues decreased for both the three and nine month periods, primarily driven by a net loss in the current year, as compared to net income in the prior year from the GBT JV and lower revenue earned on cross-border Card Member spending due to the impacts of the COVID-19 pandemic, including travel restrictions.
Interest income decreased for both the three and nine month periods, primarily driven by lower average Card Member loan volumes and a reduction in benchmark interest rates.

2Refer to footnote 1 on page 2 for details regarding foreign currency adjusted information.

Interest expense decreased for both the three and nine month periods, primarily driven by lower interest rates paid on deposits and outstanding debt.
Table 3: Provisions for Credit Losses Summary

	Three Months Ended September 30,		Change 2020 vs. 2019		Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Card Member receivables
Net write-offs	$219	$231	$(12)	(5)%	$776	$657	$119	18%
Reserve (release) build (a)	(102)	7	(109)	#	293	58	235	#
Total	117	238	(121)	(51)	1,069	715	354	50
Card Member loans
Net write-offs	523	538	(15)	(3)	1,750	1,644	106	6
Reserve build (a)	48	66	(18)	(27)	1,666	88	1,578	#
Total	571	604	(33)	(5)	3,416	1,732	1,684	97
Other
Net write-offs - Other loans (b)	27	25	2	8	80	74	6	8
Net write-offs - Other receivables (c)	12	10	2	20	20	15	5	33
Reserve (release) build - Other loans (a)(b)	(53)	7	(60)	#	198	16	182	#
Reserve (release) build - Other receivables (a)(c)	(9)	(5)	(4)	80	58	(3)	61	#
Total	(23)	37	(60)	#	356	102	254	#
Total provisions for credit losses	$665	$879	$(214)	(24)%	$4,841	$2,549	$2,292	90%
# Denotes a variance greater than 100 percent
(a)Refer to the “Glossary of Selected Terminology” for a definition of reserve build (release).
(b)Relates to Other loans of $3.5 billion and $4.8 billion, less reserves of $370 million and $152 million, as of September 30, 2020 and December 31, 2019, respectively; and $4.5 billion and $3.8 billion, less reserves of $140 million and $124 million, as of September 30, 2019 and December 31, 2018, respectively.
(c)Relates to Other receivables included in Other assets on the Consolidated Balance Sheets of $2.6 billion and $3.1 billion, less reserves of $85 million and $27 million as of September 30, 2020 and December 31, 2019, respectively; and $2.9 billion and $2.9 billion, less reserves of $22 million and $25 million, as of September 30, 2019 and December 31, 2018, respectively.
Provisions for Credit Losses
Card Member receivables provision for credit losses decreased for the three month period, primarily due to a reserve release in the current year, versus a reserve build in the prior year, driven by improved credit performance.
Card Member loans provision for credit losses decreased for the three month period, primarily due to a lower reserve build and lower net write-offs. The lower reserve build was driven by improved credit performance, partially offset by further deterioration of the global macroeconomic outlook in the current year and greater weight placed on the downside scenario given continued high levels of uncertainty regarding the pace of recovery.
Other loans provision for credit losses decreased for the three month period, primarily due to a reserve release due to lower balances of non-card loans.
Total provisions for credit losses increased in the nine month period, primarily driven by higher reserve builds reflecting the deterioration of the global macroeconomic outlook in the current year, including unemployment and GDP, and a shift in the mix of loans and receivables, partially offset by a decline in the outstanding balance of loans and receivables.

Table 4: Expenses Summary

	Three Months Ended September 30,		Change 2020 vs. 2019		Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Marketing and business development	$1,822	$1,821	$1	—%	$4,889	$5,172	$(283)	(5)%
Card Member rewards	2,004	2,614	(610)	(23)	5,745	7,717	(1,972)	(26)
Card Member services	259	558	(299)	(54)	923	1,671	(748)	(45)
Total marketing, business development, and Card Member rewards and services	4,085	4,993	(908)	(18)	11,557	14,560	(3,003)	(21)
Salaries and employee benefits	1,408	1,499	(91)	(6)	4,152	4,288	(136)	(3)
Other, net	1,229	1,352	(123)	(9)	3,748	4,351	(603)	(14)
Total expenses	$6,722	$7,844	$(1,122)	(14)%	$19,457	$23,199	$(3,742)	(16)%
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
Marketing and business development expense was relatively flat for the three month period and decreased for the nine month period. Both periods reflected decreases due to a reduction in proactive marketing for Card Member acquisitions as well as decreases in corporate client incentives and network partner payments due to lower billed business. The decreases in the three month period were offset, and the decreases in the nine month period were partially offset, by incremental investments in enhancements to our Card Member value proposition, as well as expenses related to our Shop Small campaign and the Delta changes described above.
Card Member rewards expense decreased for both the three and nine month periods. Membership Rewards and cash back rewards decreased $375 million and $1,329 million and cobrand rewards decreased $235 million and $643 million for the three and nine month periods, respectively. These decreases were primarily driven by lower billed business as a result of the impacts of the COVID-19 pandemic. In addition, changes in redemption mix due to a decline in higher cost travel redemptions since the onset of the COVID-19 pandemic contributed to a decrease in the Membership Rewards weighted average cost per reward point and expense in both periods. Cobrand rewards expense also reflected the impact of the discontinuation of certain cobrand benefits, as well as the Delta changes described above.
The Membership Rewards URR for current program participants was 96 percent (rounded up) at both September 30, 2020 and 2019.
Card Member services expense decreased for both the three and nine month periods, primarily due to lower usage of travel-related benefits as a result of the impacts of the COVID-19 pandemic, as well as the Delta changes described above.
Salaries and employee benefits expense decreased for both the three and nine month periods. The decrease in the three month period was primarily driven by lower incentive compensation expenses, partially offset by higher deferred compensation expenses. The decrease in the nine month period was primarily driven by lower incentive and deferred compensation expenses, partially offset by increased payroll costs due to higher year-over-year headcount.
Other expenses decreased for both the three and nine month periods, primarily driven by lower professional services expense, lower employee-related operating costs and lower fraud expense. Additionally, the decrease in the nine month period reflected a prior year litigation-related charge and a higher gain in the current year related to our strategic investments portfolio.

Income Taxes
The effective tax rate was 21.3 percent and 22.6 percent for the three months ended September 30, 2020 and 2019, respectively, and 30.4 percent and 21.4 percent for the nine months ended September 30, 2020 and 2019, respectively. The decline in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income. The increase in the effective tax rate for the nine month period primarily reflected the impact of discrete tax charges in the current period related to the realizability of certain foreign deferred tax assets.
Table 5: Selected Card-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2020 vs. 2019	As of or for the Nine Months Ended September 30,		Change 2020 vs. 2019
	2020	2019		2020	2019
Billed business: (billions)
U.S.	$170.9	$206.2	(17)%	$503.0	$610.9	(18)%
Outside the U.S.	77.8	102.0	(24)	230.1	304.7	(24)
Total	$248.7	$308.2	(19)	$733.1	$915.6	(20)
Proprietary	$213.6	$266.2	(20)	$631.0	$788.9	(20)
GNS	35.1	42.0	(17)	102.1	126.7	(19)
Total	$248.7	$308.2	(19)	$733.1	$915.6	(20)
Cards-in-force: (millions)
U.S.	53.6	54.3	(1)	53.6	54.3	(1)
Outside the U.S.	57.9	60.2	(4)	57.9	60.2	(4)
Total	111.5	114.5	(3)	111.5	114.5	(3)
Proprietary	68.8	69.9	(2)	68.8	69.9	(2)
GNS	42.7	44.6	(4)	42.7	44.6	(4)
Total	111.5	114.5	(3)	111.5	114.5	(3)
Basic cards-in-force: (millions)
U.S.	42.0	42.7	(2)	42.0	42.7	(2)
Outside the U.S.	48.8	50.3	(3)	48.8	50.3	(3)
Total	90.8	93.0	(2)	90.8	93.0	(2)
Average proprietary basic Card Member spending: (dollars)
U.S.	$4,486	$5,366	(16)	$13,110	$15,889	(17)
Outside the U.S.	2,989	4,027	(26)	8,776	12,023	(27)
Worldwide Average	$4,041	$4,964	(19)	$11,814	$14,737	(20)
Average discount rate	2.27%	2.39%		2.29%	2.38%
Average fee per card (dollars)(a)	$69	$59	17%	$66	$57	16%
(a)Average fee per card is computed based on proprietary net card fees divided by average proprietary total cards-in-force.

Table 6: Billed Business-Related Statistical Information

	Three Months Ended September 30, 2020
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	(17)%	(18)%
Proprietary commercial	(23)	(23)
Total Proprietary	(20)	(20)
GNS	(17)	(16)
Worldwide Total	(19)	(20)
T&E-related volume (12% of Worldwide Total) (b)	(69)	(69)
Non-T&E-related volume (88% of Worldwide Total) (b)	1	1
Airline-related volume (1% of Worldwide Total) (b)	(92)	(92)

U.S.
Proprietary
Proprietary consumer	(16)
Proprietary commercial	(19)
Total Proprietary	(17)
U.S. Total	(17)
T&E-related volume (11% of U.S. Total) (b)	(66)
Non-T&E-related volume (89% of U.S. Total) (b)	2
Airline-related volume (1% of U.S. Total) (b)	(90)

Outside the U.S.
Proprietary
Proprietary consumer	(21)	(23)
Proprietary commercial	(37)	(37)
Total Proprietary	(27)	(29)
Outside the U.S. Total	(24)	(24)
Japan, Asia Pacific & Australia	(15)	(17)
Latin America & Canada	(37)	(31)
Europe, the Middle East & Africa	(30)	(32)
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).
(b)Based on billed business from merchants we acquire or merchants acquired by third parties on our behalf (e.g., OptBlue merchants).

Table 7: Billed Business-Related Statistical Information

	Nine Months Ended September 30, 2020
	Year over Year Percentage Increase (Decrease)	Year over Year Percentage Increase (Decrease) Assuming No Changes in FX Rates (a)
Worldwide
Proprietary
Proprietary consumer	(19)%	(18)%
Proprietary commercial	(22)	(21)
Total Proprietary	(20)	(20)
GNS	(19)	(17)
Worldwide Total	(20)	(19)
T&E-related volume (16% of Worldwide Total) (b)	(59)	(59)
Non-T&E-related volume (84% of Worldwide Total) (b)	(3)	(3)
Airline-related volume (3% of Worldwide Total) (b)	(74)	(74)

U.S.
Proprietary
Proprietary consumer	(17)
Proprietary commercial	(19)
Total Proprietary	(18)
U.S. Total	(18)
T&E-related volume (14% of U.S. Total) (b)	(56)
Non-T&E-related volume (86% of U.S. Total) (b)	(3)
Airline-related volume (2% of U.S. Total) (b)	(72)

Outside the U.S.
Proprietary
Proprietary consumer	(23)	(22)
Proprietary commercial	(32)	(31)
Total Proprietary	(27)	(25)
Outside the U.S. Total	(24)	(23)
Japan, Asia Pacific & Australia	(18)	(16)
Latin America & Canada	(33)	(26)
Europe, the Middle East & Africa	(31)	(30)
(a)The foreign currency adjusted information assumes a constant exchange rate between the periods being compared for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current period apply to the corresponding prior year period against which such results are being compared).
(b)Based on billed business from merchants we acquire or merchants acquired by third parties on our behalf (e.g., OptBlue merchants).

Table 8: Selected Credit-Related Statistical Information

	As of or for the Three Months Ended September 30,		Change 2020 vs. 2019	As of or for the Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Worldwide Card Member loans: (a)
Card Member loans: (billions)
U.S.	$61.4	$73.2	(16)%	$61.4	$73.2	(16)
Outside the U.S.	8.2	10.5	(22)	8.2	10.5	(22)
Total	$69.6	$83.7	(17)	$69.6	$83.7	(17)
Credit loss reserves:
Beginning balance (b)	$5,628	$2,168	#	$4,027	$2,134	89
Provisions - principal, interest and fees	$571	$604	(5)	3,416	1,732	97
Net write-offs — principal less recoveries	$(432)	$(447)	(3)	(1,449)	(1,367)	6
Net write-offs — interest and fees less recoveries	$(91)	$(91)	—	(301)	(277)	9
Other (c)	$12	$(2)	#	(5)	10	#
Ending balance	$5,688	$2,232	#	$5,688	$2,232	#
% of loans	8.2%	2.7%		8.2%	2.7%
% of past due	679%	176%		679%	176%
Average loans (billions)	$69.9	$83.3	(16)	$75.4	$81.9	(8)
Net write-off rate — principal only (d)	2.5%	2.1%		2.6%	2.2%
Net write-off rate — principal, interest and fees (d)	3.0	2.6		3.1	2.7
30+ days past due as a % of total	1.2%	1.5%		1.2%	1.5%

Worldwide Card Member receivables: (a)
Card Member receivables: (billions)
U.S.	$29.2	$39.0	(25)	$29.2	$39.0	(25)
Outside the U.S.	11.6	17.6	(34)	11.6	$17.6	(34)
Total	$40.8	$56.6	(28)	$40.8	$56.6	(28)
Credit loss reserves:
Beginning balance (b)	$519	$616	(16)	$126	$573	(78)
Provisions - principal and fees	$117	$238	(51)	1,069	715	50
Net write-offs - principal and fees less recoveries	$(219)	$(231)	(5)	(776)	(657)	18
Other (c)	$5	$(8)	#	3	(16)	#
Ending balance	$422	$615	(31)%	$422	$615	(31)%
% of receivables	1.0%	1.1%		1.0%	1.1%
Net write-off rate — principal and fees (d)(e)	2.2%	1.6%		2.3%	1.6%
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
(e)Refer to Tables 11 and 14 for Net write-off rate - principal only and 30+ days past due metrics for Global Consumer Services Group (GCSG) and Global Small Business Services (GSBS) receivables, respectively. A net write-off rate based on principal losses only for Global Corporate Payments (GCP), which reflects global, large and middle market corporate accounts, is not available due to system constraints.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2020	2019	2020	2019
Net interest income	$1,874	$2,203	$6,088	$6,336
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	296	461	1,041	1,412
Interest income not attributable to our Card Member loan portfolio (b)	(137)	(308)	(557)	(955)
Adjusted net interest income (c)	$2,033	$2,356	$6,572	$6,793
Average Card Member loans (billions)	$69.9	$83.3	$75.4	$81.9
Net interest income divided by average Card Member loans (c)	10.7%	10.6%	10.8%	10.3%
Net interest yield on average Card Member loans (c)	11.6%	11.2%	11.6%	11.1%
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
For all of the above referenced changes, prior period amounts have been revised to conform to the current period presentation.
Global Consumer Services Group
Table 10: GCSG Selected Income Statement Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Millions, except percentages)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenues
Non-interest revenues	$3,517	$4,226	$(709)	(17)%	$10,343	$12,331	$(1,988)	(16)%
Interest income	1,916	2,402	(486)	(20)	6,298	6,971	(673)	(10)
Interest expense	242	437	(195)	(45)	842	1,318	(476)	(36)
Net interest income	1,674	1,965	(291)	(15)	5,456	5,653	(197)	(3)
Total revenues net of interest expense	5,191	6,191	(1,000)	(16)	15,799	17,984	(2,185)	(12)
Provisions for credit losses	412	653	(241)	(37)	3,108	1,855	1,253	68
Total revenues net of interest expense after provisions for credit losses	4,779	5,538	(759)	(14)	12,691	16,129	(3,438)	(21)
Expenses
Marketing, business development, and Card Member rewards and services	2,504	3,042	(538)	(18)	6,929	8,898	(1,969)	(22)
Salaries and employee benefits and other operating expenses	1,177	1,233	(56)	(5)	3,606	3,649	(43)	(1)
Total expenses	3,681	4,275	(594)	(14)	10,535	12,547	(2,012)	(16)
Pretax segment income	1,098	1,263	(165)	(13)	2,156	3,582	(1,426)	(40)
Income tax provision	243	272	(29)	(11)	573	756	(183)	(24)
Segment income	$855	$991	$(136)	(14)%	$1,583	$2,826	$(1,243)	(44)%
Effective tax rate	22.1%	21.5%			26.6%	21.1%

GCSG primarily issues a wide range of proprietary consumer cards globally. GCSG also provides services to consumers, including travel and lifestyle services and non-card financing products, and manages certain international joint ventures and our partnership agreements in China.
Non-interest revenues decreased for both the three and nine month periods, primarily driven by lower discount revenue and other fees and commissions, partially offset by higher net card fees.
Discount revenue decreased 20 percent and 21 percent for the three and nine month periods, respectively, reflecting decreases in proprietary consumer billed business of 17 percent and 19 percent for the three and nine month periods, respectively.
See Tables 5, 6, 7 and 11 for more details on billed business performance.

Other fees and commissions decreased 48 percent and 39 percent for the three and nine month periods, respectively, primarily due to the impacts of travel restrictions related to the COVID-19 pandemic, which resulted in lower travel commissions and fees from our consumer travel business and lower foreign exchange conversion revenue related to decreased cross-border spending, as well as a decline in late fees due to lower delinquencies.
Net card fees increased 16 percent and 17 percent for the three and nine month periods, respectively, driven by year-over-year increases in the average fee per card of our premium card products.
Net interest income decreased for the three and nine month periods, primarily due to lower average Card Member loan volumes and a reduction in benchmark interest rates, partially offset by lower cost of funds.
Card Member loans and receivables provisions for credit losses decreased for the three month period, primarily driven by slightly lower net-write offs and a reserve release in the current year, versus a reserve build in the prior year, due to improved credit performance, partially offset by further deterioration of the global macroeconomic outlook in the current year and greater weight placed on the downside scenario given the continued high levels of uncertainty regarding the pace of recovery.
Other loans provision for credit losses decreased for the three month period primarily due to lower balances of non-card loans.
Total provisions for credit losses increased for the nine month period, primarily driven by higher reserve builds reflecting the deterioration of the global macroeconomic outlook in the current year, including unemployment and GDP, and a shift in the mix of loans and receivables, partially offset by a decline in the outstanding balance of loans and receivables.
Marketing, business development, and Card Member rewards and services expenses decreased for both the three and nine month periods as a result of the impacts of the COVID-19 pandemic. The decreases in Card Member rewards expense were primarily driven by decreases in billed business. Additionally, the nine month period also included changes in redemption mix due to a decline in higher cost travel redemptions since the onset of the COVID-19 pandemic. The decreases in Card Member services expense were primarily driven by lower usage of travel-related benefits. Those decreases were partially offset by increases in Marketing and business development expense for both the three and nine month periods, primarily due to incremental investments in enhancements to our Card Member value proposition, as well as expenses related to our Shop Small campaign, partially offset by a reduction in proactive marketing for Card Member acquisitions.

Table 11: GCSG Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2020 vs. 2019	As of or for the Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Proprietary billed business: (billions)
U.S.	$83.9	$99.9	(16)%	$242.9	$292.9	(17)%
Outside the U.S.	30.2	38.3	(21)	86.4	112.2	(23)
Total	$114.1	$138.2	(17)	$329.3	$405.1	(19)
Proprietary cards-in-force:
U.S.	37.5	37.7	(1)	37.5	37.7	(1)
Outside the U.S.	16.8	17.4	(3)	16.8	17.4	(3)
Total	54.3	55.1	(1)	54.3	55.1	(1)
Proprietary basic cards-in-force:
U.S.	26.5	26.8	(1)	26.5	26.8	(1)
Outside the U.S.	11.7	12.0	(3)	11.7	12.0	(3)
Total	38.2	38.8	(2)	38.2	38.8	(2)
Average proprietary basic Card Member spending: (dollars)
U.S.	$3,162	$3,719	(15)	$9,080	$10,861	(16)
Outside the U.S.	$2,555	$3,189	(20)	$7,209	$9,425	(24)
Average	$2,975	$3,555	(16)	$8,501	$10,421	(18)
Total segment assets (billions)	$81.3	$99.4	(18)	$81.3	$99.4	(18)
Card Member loans:
Total loans (billions)
U.S.	$49.8	$59.7	(17)	$49.8	$59.7	(17)
Outside the U.S.	7.7	10.1	(24)	7.7	10.1	(24)
Total	$57.5	$69.8	(18)	$57.5	$69.8	(18)
Average loans (billions)
U.S.	$50.0	$59.7	(16)	$53.8	$59.0	(9)
Outside the U.S.	7.8	10.0	(22)	8.6	9.8	(12)
Total	$57.8	$69.7	(17)%	$62.4	$68.8	(9)%

U.S.
Net write-off rate - principal only (a)	2.4%	2.2%		2.6%	2.3%
Net write-off rate - principal, interest and fees (a)	2.9	2.6		3.1	2.8
30+ days past due as a % of total	1.1	1.5		1.1	1.5
Outside the U.S.
Net write-off rate - principal only (a)	3.3	2.4		3.2	2.4
Net write-off rate - principal, interest and fees (a)	4.1	3.0		4.0	2.9
30+ days past due as a % of total	1.8	1.7		1.8	1.7
Total
Net write-off rate – principal only (a)	2.5	2.2		2.7	2.3
Net write-off rate – principal, interest and fees (a)	3.1	2.7		3.2	2.8
30+ days past due as a % of total	1.2%	1.6%		1.2%	1.6%

	As of or for the Three Months Ended September 30,		Change 2020 vs. 2019	As of or for the Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Card Member receivables: (billions)
U.S.	$10.3	$12.9	(20)%	$10.3	$12.9	(20)%
Outside the U.S.	5.8	7.8	(26)	5.8	7.8	(26)
Total receivables	$16.1	$20.7	(22)%	$16.1	$20.7	(22)%

U.S.
Net write-off rate – principal only (a)	1.0%	1.3%		1.6%	1.3%
Net write-off rate – principal and fees (a)	1.1	1.4		1.7	1.5
30+ days past due as a % of total	0.6	1.3		0.6	1.3
Outside the U.S.
Net write-off rate – principal only (a)	2.8	2.4		2.9	2.3
Net write-off rate – principal and fees (a)	3.1	2.6		3.1	2.4
30+ days past due as a % of total	1.2	1.4		1.2	1.4
Total
Net write-off rate – principal only (a)	1.7	1.7		2.0	1.7
Net write-off rate – principal and fees (a)	1.8	1.9		2.2	1.8
30+ days past due as a % of total	0.8%	1.4%		0.8%	1.4%
(a)Refer to Table 8 footnote (d).

Table 12: GCSG Net Interest Yield on Average Card Member Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except percentages and where indicated)	2020	2019	2020	2019
U.S.
Net interest income	$1,470	$1,707	$4,732	$4,910
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	81	67	224	203
Interest income not attributable to our Card Member loan portfolio (b)	(42)	(55)	(156)	(161)
Adjusted net interest income (c)	$1,509	$1,719	$4,800	$4,952
Average Card Member loans (billions)	$50.0	$59.7	$53.8	$59.0
Net interest income divided by average Card Member loans (c)	11.8%	11.4%	11.7%	11.1%
Net interest yield on average Card Member loans (c)	12.0%	11.4%	11.9%	11.2%
Outside the U.S.
Net interest income	$203	$258	$723	$743
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	34	22	69	63
Interest income not attributable to our Card Member loan portfolio (b)	(2)	(4)	(9)	(10)
Adjusted net interest income (c)	$235	$276	$783	$796
Average Card Member loans (billions)	$7.8	$10.0	$8.6	$9.8
Net interest income divided by average Card Member loans (c)	10.4%	10.3%	11.2%	10.1%
Net interest yield on average Card Member loans (c)	11.9%	11.0%	12.2%	10.8%
Total
Net interest income	$1,674	$1,965	$5,456	$5,653
Exclude:
Interest expense not attributable to our Card Member loan portfolio (a)	115	89	292	266
Interest income not attributable to our Card Member loan portfolio (b)	(45)	(59)	(165)	(171)
Adjusted net interest income (c)	$1,744	$1,995	$5,583	$5,748
Average Card Member loans (billions)	$57.8	$69.7	$62.4	$68.8
Net interest income divided by average Card Member loans (c)	11.6%	11.3%	11.7%	11.0%
Net interest yield on average Card Member loans (c)	12.0%	11.4%	12.0%	11.2%
(a)Refer to Table 9 footnote (a).
(b)Refer to Table 9 footnote (b).
(c)Refer to Table 9 footnote (c).

Global Commercial Services
Table 13: GCS Selected Income Statement Data

	Three Months Ended September 30,		Change 2020 vs. 2019		Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages)	2020	2019			2020	2019
Revenues
Non-interest revenues	$2,327	$3,070	$(743)	(24)%	$7,129	$9,055	$(1,926)	(21)%
Interest income	351	485	(134)	(28)	1,252	1,407	(155)	(11)
Interest expense	139	262	(123)	(47)	493	787	(294)	(37)
Net interest income	212	223	(11)	(5)	759	620	139	22
Total revenues net of interest expense	2,539	3,293	(754)	(23)	7,888	9,675	(1,787)	(18)
Provisions for credit losses	250	222	28	13	1,657	682	975	#
Total revenues net of interest expense after provisions for credit losses	2,289	3,071	(782)	(25)	6,231	8,993	(2,762)	(31)
Expenses
Marketing, business development, and Card Member rewards and services	1,221	1,562	(341)	(22)	3,653	4,596	(943)	(21)
Salaries and employee benefits and other operating expenses	796	796	—	—	2,309	2,342	(33)	(1)
Total expenses	2,017	2,358	(341)	(14)	5,962	6,938	(976)	(14)
Pretax segment income	272	713	(441)	(62)	269	2,055	(1,786)	(87)
Income tax provision	52	145	(93)	(64)	71	414	(343)	(83)
Segment income	$220	$568	$(348)	(61)%	$198	$1,641	$(1,443)	(88)%
Effective tax rate	19.1%	20.3%			26.4%	20.1%
# Denotes a variance greater than 100 percent
GCS primarily issues a wide range of proprietary corporate and small business cards and provides payment and expense management services globally. In addition, GCS provides commercial financing products.
Non-interest revenues decreased for both the three and nine month periods, primarily driven by lower discount revenue and other fees and commissions.
Discount revenue decreased 26 percent and 23 percent for the three and nine month periods, respectively, reflecting decreases in commercial billed business of 23 percent and 22 percent, respectively.
See Tables 5, 6, 7 and 14 for more details on billed business performance.
Other fees and commissions decreased 47 percent and 29 percent for the three and nine month periods, respectively, primarily due to the impacts of travel restrictions related to the COVID-19 pandemic, which resulted in lower foreign exchange conversion revenue related to decreased cross-border spending, as well as a decline in late fees due to lower delinquencies.
Net interest income decreased for the three month period and increased for the nine month period. The three month period decreased, primarily due to a reduction in benchmark interest rates and lower average Card Member loans, partially offset by lower cost of funds. The increase in the nine month period was primarily driven by the lower cost of funds, partially offset by a reduction in benchmark interest rates.
Card Member receivables provision for credit losses decreased for the three month period, driven by a higher reserve release due to improved credit performance, partially offset by slightly higher net write-offs.
Card Member loans provision for credit losses increased for the three month period, driven by slightly higher net write-offs and a higher reserve build, reflecting the further deterioration of the global macroeconomic outlook in the current year and greater weight placed on the downside scenario given the continued high levels of uncertainty regarding pace of recovery.
Other loans provision for credit losses decreased for the three month period, primarily due to lower balances of non-card loans.

Total provisions for credit losses increased in the nine month period, primarily driven by higher reserve builds, reflecting the deterioration of the global macroeconomic outlook in the current year, including unemployment and GDP, and a shift in the mix of loans and receivables, partially offset by a decline in the outstanding balance of loans and receivables.
Marketing, business development, and Card Member rewards and services expenses decreased for both the three and nine month periods as a result of the impacts of the COVID-19 pandemic. The decreases in Card Member rewards expense were primarily driven by decreases in billed business. Additionally, the nine month period also included changes in redemption mix due to a decline in higher cost travel redemptions since the onset of the COVID-19 pandemic. The decreases in Marketing and business development expense were primarily due to a decrease in corporate client incentives and a reduction in proactive marketing for Card Member acquisitions, partially offset by incremental investments in enhancements to our Card Member value proposition.

Table 14: GCS Selected Statistical Information

	As of or for the Three Months Ended September 30,		Change 2020 vs 2019	As of or for the Nine Months Ended September 30,		Change 2020 vs 2019
(Millions, except percentages and where indicated)	2020	2019		2020	2019
Proprietary billed business (billions)	$98.5	$127.3	(23)%	$297.4	$380.3	(22)%
Proprietary cards-in-force	14.5	14.8	(2)	14.5	14.8	(2)
Average Card Member spending (dollars)	$6,776	$8,627	(21)	$20,268	$25,947	(22)
Total segment assets (billions)	$39.9	$53.7	(26)	$39.9	$53.7	(26)
GSBS Card Member loans:
Total loans (billions)	$12.0	$13.8	(13)	$12.0	$13.8	(13)
Average loans (billions)	$12.1	$13.6	(11)	$13.0	$13.1	(1)
Net write-off rate - principal only (a)	2.2%	1.8%		2.1%	1.8%
Net write-off rate - principal, interest and fees (a)	2.5%	2.1%		2.4%	2.1%
30+ days past due as a % of total	1.1%	1.3%		1.1%	1.3%
Calculation of Net Interest Yield on Average Card Member Loans:
Net interest income	$212	$223		$759	$620
Exclude:
Interest expense not attributable to our Card Member loan portfolio (b)	111	195		375	588
Interest income not attributable to our Card Member loan portfolio (c)	(34)	(56)		(145)	(163)
Adjusted net interest income (d)	$289	$362		$989	$1,045
Average Card Member loans (billions)	$12.1	$13.6		$13.1	$13.1
Net interest income divided by average Card Member loans (d)	7.0%	6.6%		7.7%	6.3%
Net interest yield on average Card Member loans (d)	9.5%	10.5%		10.1%	10.6%
Card Member receivables:
Total receivables (billions)	$24.7	$35.9	(31)	$24.7	35.9	(31)
Net write-off rate - principal and fees (a)(e)	2.5%	1.5%		2.4%	1.4%
GCP Card Member receivables:
Total receivables (billions)	$10.4	$18.5	(44)	$10.4	$18.5	(44)
90+ days past billing as a % of total (e)	0.6%	0.7%		0.6%	0.7%
Net write-off rate - principal and fees (a) (e)	2.4%	0.9%		2.2%	0.8%
GSBS Card Member receivables:
Total receivables (billions)	$14.3	$17.4	(18)%	$14.3	$17.4	(18)%
Net write-off rate - principal only (a)	2.3%	1.9%		2.3%	1.9%
Net write-off rate - principal and fees (a)	2.5%	2.1%		2.6%	2.1%
30+ days past due as a % of total	1.0%	1.7%		1.0%	1.7%
(a)Refer to Table 8 footnote (d).
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

Global Merchant and Network Services
Table 15: GMNS Selected Income Statement and Other Data

	Three Months Ended September 30,		Change 2020 vs. 2019		Nine Months Ended September 30,		Change 2020 vs. 2019
(Millions, except percentages and where indicated)	2020	2019			2020	2019
Revenues
Non-interest revenues	$1,111	$1,471	$(360)	(24)%	$3,376	$4,398	$(1,022)	(23)%
Interest income	4	6	(2)	(33)	14	22	(8)	(36)
Interest expense	(18)	(74)	56	(76)	(60)	(241)	181	(75)
Net interest income	22	80	(58)	(73)	74	263	(189)	(72)
Total revenues net of interest expense	1,133	1,551	(418)	(27)	3,450	4,661	(1,211)	(26)
Provisions for credit losses	2	4	(2)	(50)	75	11	64	#
Total revenues net of interest expense after provisions for credit losses	1,131	1,547	(416)	(27)	3,375	4,650	(1,275)	(27)
Expenses
Marketing, business development, and Card Member rewards and services	340	365	(25)	(7)	913	1,005	(92)	(9)
Salaries and employee benefits and other operating expenses	440	480	(40)	(8)	1,357	1,429	(72)	(5)
Total expenses	780	845	(65)	(8)	2,270	2,434	(164)	(7)
Pretax segment income	351	702	(351)	(50)	1,105	2,216	(1,111)	(50)
Income tax provision	88	179	(91)	(51)	359	558	(199)	(36)
Segment income	$263	$523	$(260)	(50)	$746	$1,658	$(912)	(55)
Effective tax rate	25.1%	25.5%			32.5%	25.2%
Total segment assets (billions)	$12.3	$17.2		(28)%	$12.3	$17.2		(28)%
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
Non-interest revenues decreased for both the three and nine month periods, primarily driven by lower discount revenue due to lower worldwide billed business and a decline in the average discount rate, primarily due to a shift in spend mix to non-T&E categories, as well as decreases in other fees and commissions, due to lower foreign exchange conversion revenue related to decreased cross-border spending as a result of the impacts of the COVID-19 pandemic. For a detailed discussion on billed business and the average discount rate, please refer to the “Consolidated Results of Operations.”
Net interest income decreased for both the three and nine month periods, reflecting a lower interest expense credit relating to internal transfer pricing, which results in a net benefit for GMNS due to its merchant payables.
Marketing, business development, and Card Member rewards and services expenses decreased for both the three and nine month periods, primarily driven by lower Marketing and business development expense, which reflected decreased network partner payments due to lower spend volumes as a result of the impacts of the COVID-19 pandemic, as well as a reduction in proactive marketing for Card Member acquisitions, partially offset by incremental investments in enhancements to our Card Member value proposition, specifically related to our Shop Small campaign.

Corporate & Other
Corporate functions and certain other businesses are included in Corporate & Other.
Corporate & Other net loss was $265 million for the three months ended September 30, 2020, compared to $327 million in the same period a year ago, and $830 million for the nine months ended September 30, 2020, compared to $1,059 million in the same period a year ago. The decrease in net loss for the three month period was primarily driven by lower incentive compensation, partially offset by a net loss in the current year as compared to net income in the prior year, related to the GBT JV. The decrease in net loss for the nine month period was driven by a prior year litigation-related charge and lower incentive compensation in the current year, partially offset by a net loss in the current year as compared to a net income in the prior year, related to the GBT JV.
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
Capital
Our principal objective is to maintain a strong and flexible capital profile, and finance such capital in a cost efficient manner. We seek to maintain capital levels and ratios in excess of the minimum regulatory requirements while considering expectations from all stakeholders (including rating agencies), specifically within a 10 to 11 percent target range for American Express' Common Equity Tier 1 risk-based capital ratio.
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
The following table presents our regulatory risk-based capital and leverage ratios and those of our significant bank subsidiary, American Express National Bank (AENB), as of September 30, 2020.

Table 16: Regulatory Risk-Based Capital and Leverage Ratios

	Basel III Minimum	Ratios as of September 30, 2020
Risk-Based Capital
Common Equity Tier 1	7.0%
American Express Company		13.9%
American Express National Bank		16.1
Tier 1	8.5
American Express Company		15.1
American Express National Bank		16.1
Total	10.5
American Express Company		16.7
American Express National Bank		18.3
Tier 1 Leverage	4.0%
American Express Company		10.8
American Express National Bank		10.1%

Table 17: Regulatory Risk-Based Capital Components and Risk Weighted Assets

American Express Company ($ in Billions)	September 30, 2020
Risk-Based Capital
Common Equity Tier 1	$18.3
Tier 1 Capital	19.9
Tier 2 Capital	2.2
Total Capital	22.1

Risk-Weighted Assets	131.9
Average Total Assets to calculate the Tier 1 Leverage Ratio	$185.3
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
In December 2018, federal banking regulators issued a final rule that provides an optional three-year phase-in period for the adverse regulatory capital effects of adopting the CECL methodology pursuant to new accounting guidance for the recognition of credit losses on certain financial instruments, effective January 1, 2020. In March 2020, the federal banking regulators issued an interim final rule that provides banking organizations with an alternative option to temporarily delay for two years the estimated impact of the adoption of the CECL methodology on regulatory capital, followed by the three-year phase-in period. The cumulative amount that is not recognized in regulatory capital will be phased in at 25 percent per year beginning January 1, 2022. In the first quarter of 2020, we elected to adopt the March 2020 interim final rule. As of September 30, 2020, our reported regulatory capital excluded the $0.9 billion impact to retained earnings upon the adoption of the CECL methodology and 25 percent of the impact of the $2.2 billion increase in reserves for credit losses from January 1, 2020 to September 30, 2020.
On March 4, 2020, the Federal Reserve issued a final rule to replace the 2.5 percent capital conservation buffer with a dynamic stress capital buffer (SCB), which has a floor of 2.5 percent. Under the rule, the stress capital buffer equals (i) the difference between a banking organization’s starting and minimum projected Common Equity Tier 1 capital ratios under the supervisory severely adverse stress testing scenario, plus (ii) one year of planned common stock dividends as a percentage of risk-weighted assets. On August 10, the Federal Reserve announced our SCB requirement of 2.5 percent, and resulting Common Equity Tier 1 capital requirement of 7.0 percent. Failure to maintain minimum regulatory capital levels at American Express or AENB could affect our status as a financial holding company and cause the regulatory agencies with oversight of American Express or AENB to take actions that could limit our business operations.
In light of the COVID-19 pandemic and its impact on the economy, the Federal Reserve is requiring all banking organizations participating in Comprehensive Capital Analysis and Review (CCAR), including us, to resubmit capital plans by November 2, 2020 to reflect changes in financial markets and the macroeconomic outlook.
Share Repurchases and Dividends
We return capital to common shareholders through dividends and share repurchases. The share repurchases reduce common shares outstanding and generally more than offset the issuance of new shares as part of employee compensation plans.
During the three and nine months ended September 30, 2020, we returned $0.3 billion and $1.9 billion, respectively, to our shareholders in the form of common stock dividends of $0.3 billion and $1.0 billion, respectively, and share repurchases of nil and $0.9 billion, respectively.
In addition, during the three and nine months ended September 30, 2020, we paid $16 million and $65 million, respectively, in dividends on non-cumulative perpetual preferred shares outstanding.
Our decisions on capital distributions will depend on various factors, including: our capital levels and regulatory capital requirements; actual and forecasted business results; economic and market conditions; revisions to, or revocation of, the Federal Reserve’s authorization of our capital plan; and the CCAR process.
Due to the uncertain business environment, we have suspended share repurchases since March 2020 to maintain financial strength. Since then, the Federal Reserve has announced that it is prohibiting share repurchases in the third and fourth quarters for all banking organizations participating in CCAR and will allow them to pay common stock dividends provided (a) they do not increase the amount of the dividend and (b) they do not exceed the average of a firm's net income for the four preceding calendar quarters.

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
Summary of Consolidated Debt
We had the following consolidated debt and customer deposits outstanding as of September 30, 2020 and December 31, 2019:
Table 18: Summary of Consolidated Debt and Customer Deposits

(Billions)	September 30, 2020	December 31, 2019
Short-term borrowings	$1.7	$6.4
Long-term debt	44.8	57.8
Total debt	46.5	64.2
Customer deposits	85.5	73.3
Total debt and customer deposits	$132.0	$137.5
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
Table 19: Unsecured Debt Ratings

Credit Agency	American Express Entity	Short-Term Ratings	Long-Term Ratings	Outlook
Fitch	All rated entities	F1	A	Negative
Moody’s	American Express Travel Related Services Company, Inc.	N/A	A2	Negative
Moody's	American Express Credit Corporation	Prime-1	A2	Negative
Moody's	American Express National Bank	Prime-1	A3	Negative
Moody's	American Express Company	N/A	A3	Negative
S&P	American Express Travel Related Services Company, Inc.	N/A	A-	Stable
S&P	American Express Credit Corporation and American Express National Bank	A-2	A-	Stable
S&P	American Express Company	A-2	BBB+	Stable
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
We believe that we currently maintain sufficient liquidity to meet all internal and regulatory liquidity requirements. As of September 30, 2020, we had Cash and cash equivalents of $33.0 billion. The increase of $9.1 billion from $23.9 billion as of December 31, 2019 was primarily driven by the decline in the balances of our Card Member loans and receivables.
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
Securitized Borrowing Capacity
As of September 30, 2020, we maintained our committed, revolving, secured borrowing facility, with a maturity date of July 15, 2022, which gives us the right to sell up to $3.0 billion face amount of eligible AAA notes from the American Express Issuance Trust II (the Charge Trust). As the balance of Card Member receivables in the Charge Trust fluctuates over time in line with business volumes, our capacity to draw on the Charge Trust facility may be reduced when volumes decline. We also maintained our committed, revolving, secured borrowing facility, with a maturity date of September 15, 2022, which gives us the right to sell up to $2.0 billion face amount of eligible AAA certificates from the American Express Credit Account Master Trust (the Lending Trust). Both facilities are used in the ordinary course of business to fund working capital needs, as well as to further enhance our contingent funding resources. As of September 30, 2020, no amounts were drawn on the Charge Trust facility or the Lending Trust facility.
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
We had approximately $61.7 billion as of September 30, 2020 in U.S. credit card loans and charge card receivables that could be sold over time through our securitization trusts or pledged in return for secured borrowings to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.
Committed Bank Credit Facility
In addition to the secured borrowing facilities described above, we maintained a committed syndicated bank credit facility as of September 30, 2020 of $3.5 billion, with a maturity date of October 15, 2022. As of September 30, 2020, no amounts were drawn on this facility.

Unused Credit Outstanding and Certain Contractual Obligations
As of September 30, 2020, we had approximately $313 billion of unused credit available to Card Members as part of established lending product agreements. Total unused credit available to Card Members does not represent potential future cash requirements, as a significant portion of this unused credit will likely not be drawn. Our charge card products generally have no pre-set spending limit and therefore are not reflected in unused credit available to Card Members.
We provide Card Member protection that covers losses associated with purchased goods and services. See Note 7 to the Consolidated Financial Statements for further information.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30:
Table 20: Cash Flows

(Billions)	2020	2019
Total cash provided by (used in):
Operating activities	$2.1	$10.4
Investing activities	17.2	(11.3)
Financing activities	(8.4)	(1.9)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	0.3	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$11.2	$(2.5)
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
The decrease in net cash provided by operating activities over the periods of comparison was primarily driven by the significant decline in billed business, resulting in lower accounts payable and other liabilities, and purchases of loyalty program points from certain of our cobrand partners, which resulted in an increase in Other assets. These points are held as prepaid assets until they are used for rewards, promotions and incentives.
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
The increase in net cash used in financing activities over the periods of comparison was primarily driven by higher net repayment of debt, partially offset by higher growth in customer deposits and the suspension of the share repurchase program.

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
Among other things, the CARES Act created a new loan guarantee program in which we participated called the Paycheck Protection Program, designed to provide small businesses with support to cover payroll and certain other expenses. The CARES Act also provides financial institutions with the option to temporarily suspend (i) certain requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be treated as troubled debt restructurings and (ii) any determination that a loan modified as a result of the COVID-19 pandemic is a troubled debt restructuring (including impairment for accounting purposes).
There have also been various governmental actions taken or proposed to provide forms of relief, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance, with respect to certain loans and fees.
Governmental actions taken in response to the COVID-19 pandemic have not always been coordinated or consistent across jurisdictions but, in general, have been expanding in scope and intensity. The efficacy and ultimate effect of these actions is not known. We continue to monitor federal, state and international regulatory developments in relation to the COVID-19 pandemic and their potential impact on our operations.
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

The European Union, Australia and other jurisdictions have focused on interchange fees (that is, the fee paid by the bankcard merchant acquirer to the card issuer in payment networks like Visa and Mastercard), as well as the rules, contract terms and practices governing merchant card acceptance. Regulation and other governmental actions relating to pricing or practices could affect all networks directly or indirectly, as well as adversely impact consumers and merchants. Among other things, regulation of bankcard fees has negatively impacted, and may continue to negatively impact, the discount revenue we earn, including as a result of downward pressure on our discount rate from decreases in competitor pricing in connection with caps on interchange fees. In some cases, regulations also extend to certain aspects of our business, such as network and cobrand arrangements or the terms of card acceptance for merchants. There is uncertainty as to when or how interchange fee caps and other provisions of the EU payments legislation might apply when we work with cobrand partners and agents in the EU. Given differing interpretations by regulators and participants in cobrand arrangements, we are subject to regulatory action, penalties and the possibility we will not be able to maintain our existing cobrand and agent relationships in the EU.
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

China
During the third quarter of 2020, our joint venture with Lianlian DigiTech Co., Ltd, a Chinese fintech services company, began processing transactions pursuant to a network clearing license in mainland China. There can be no assurance that we will be able to successfully compete in China with domestic payment card networks and alternative payment providers.
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
Privacy, Data Protection, Information and Cyber Security
Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established, and continue to maintain, policies and a governance framework to comply with applicable laws, meet evolving customer expectations and support and enable business innovation and growth. Global financial institutions like us, as well as our customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer systems. For more information on privacy, data protection and information and cyber security regulation and the potential impacts of a major information or cyber security incident on our results of operations and business, please see the “Supervision and Regulation” and “Risk Factors” sections of the 2019 Form 10-K.
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
Discount revenue — Primarily represents the amount earned on transactions occurring at merchants that have entered into a card acceptance agreement with us, a GNS partner or other third-party merchant acquirer, for facilitating transactions between the merchants and Card Members.
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
Net interest yield on average Card Member loans —  A non-GAAP measure that is computed by dividing adjusted net interest income by average Card Member loans, computed on an annualized basis. Reserves and net write-offs related to uncollectible interest are recorded through provision for credit losses and are thus not included in the net interest yield calculation.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address our current expectations regarding business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:
•uncertainty regarding the duration, extent and severity of the pandemic; a further deterioration in global economic and business conditions and consumer and business spending generally; an inability or unwillingness of Card Members to pay amounts owed to us; insufficient governmental stimulus and relief programs to address the impact of the pandemic; prolonged measures to contain the spread of COVID-19 or premature easing of such containment measures, both of which could further exacerbate the effects on business activity and our Card Members, partners and merchants; health concerns associated with the pandemic continuing to affect consumer behavior, spending levels and preferences, and travel patterns and demand even after government restrictions are lifted and economies reopen; our inability to manage risk in an uncertain environment; market volatility, changes in capital and credit market conditions and the availability and cost of capital; issues impacting brand perceptions and our reputation; and an inability of business partners to meet their obligations to us and our customers due to slowdowns or disruptions in their businesses, bankruptcy or liquidation, or otherwise;
•future credit performance, which will depend in part on macroeconomic factors such as unemployment rates, GDP and the volume of bankruptcies; collections capabilities; the enrollment in, and effectiveness of, hardship programs and troubled debt restructurings; the availability of government stimulus programs for borrowers; and governmental actions that provide forms of relief with respect to certain loans and fees, such as limiting debt collections efforts and encouraging or requiring extensions, modifications or forbearance;
•net interest income and the amount of loans outstanding being higher or lower than current expectations, which will depend on the behavior of Card Members and their actual spending and borrowing patterns, our ability to manage risk and enhance the Card Member value propositions, and changes in interest rates and our cost of funds;
•the actual amount to be spent on marketing, which will be based in part on continued changes in macroeconomic conditions and business performance; management’s assessment of competitive opportunities; and the receptivity of Card Members and prospective customers to advertising initiatives; and management’s ability to realize efficiencies and optimize investment spending;
•the actual amount to be spent on Card Member rewards and services and business development, and the relationship of these variable customer engagement costs to revenues, which could be impacted by Card Members’ interest in the value propositions we offer; further enhancements to product benefits to make them attractive to Card Members, potentially in a manner that is not cost effective; Card Member behavior as it relates to their spending patterns (including the level of spend in bonus categories) and the redemption of rewards and offers (including travel redemptions); the costs related to reward point redemptions; and new and renegotiated contractual obligations with business partners;
•our ability to control our operating expenses, which could be impacted by, among other things, an inability to balance expense control and investments in the business; management’s decision to increase or decrease spending in such areas as technology, business and product development, sales force, premium servicing and digital capabilities depending on overall business performance; an inability to innovate efficient channels of customer interactions, such as chat supported by artificial intelligence; restructuring activity; higher-than-expected cyber, fraud or compliance expenses or consulting, legal and other professional fees, including as a result of increased litigation or internal and regulatory reviews; the level of M&A activity and related expenses; the payment of civil money penalties, disgorgement, restitution, non-income tax assessments and litigation-related settlements; impairments of goodwill or other assets; the impact of changes in foreign currency exchange rates on costs; and greater than expected inflation;

•net card fees not growing consistent with current expectations, which could be impacted by, among other things, the further deterioration in macroeconomic conditions impacting the ability and desire of Card Members to pay card fees; higher attrition rates; Card Members continuing to be attracted to our premium card products and the pace of Card Member acquisition activity; and an inability to address competitive pressures and implement our strategies and business initiatives, including introducing new and enhanced benefits and services that are designed for the current environment;
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
•changes affecting our plans regarding the return of capital to shareholders, including our intention to maintain our current quarterly common share dividend for the fourth quarter of 2020, subject to approval by the Board of Directors, which will depend on factors such as our capital levels and regulatory capital ratios; changes in the stress testing and capital planning process and approval of our capital plans by the Federal Reserve; our results of operations and financial condition; our credit ratings and rating agency considerations; and the economic environment and market conditions in any given period;
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
•changes in the financial condition and creditworthiness of our business partners, such as bankruptcies, restructurings or consolidations, including merchants that represent a significant portion of our business, such as the airline industry, or our partners in GNS or financial institutions that we rely on for routine funding and liquidity, which could materially affect our financial condition or results of operations; and
•factors beyond our control such as resurgences of COVID-19 cases, severe weather conditions, natural and man-made disasters, power loss, disruptions in telecommunications, or terrorism, any of which could significantly affect demand for and spending on American Express cards, delinquency rates, loan and receivable balances and other aspects of our business and results of operations or disrupt our global network systems and ability to process transactions.
A further description of these uncertainties and other risks can be found in the 2019 Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020, and other reports filed with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS
AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30 (Millions, except per share amounts)	2020	2019
Revenues
Non-interest revenues
Discount revenue	$4,999	$6,566
Net card fees	1,191	1,033
Other fees and commissions	478	825
Other	209	362
Total non-interest revenues	6,877	8,786
Interest income
Interest on loans	2,266	2,885
Interest and dividends on investment securities	33	53
Deposits with banks and other	25	142
Total interest income	2,324	3,080
Interest expense
Deposits	202	401
Long-term debt and other	248	476
Total interest expense	450	877
Net interest income	1,874	2,203
Total revenues net of interest expense	8,751	10,989
Provisions for credit losses
Card Member receivables	117	238
Card Member loans	571	604
Other	(23)	37
Total provisions for credit losses	665	879
Total revenues net of interest expense after provisions for credit losses	8,086	10,110
Expenses
Marketing and business development	1,822	1,821
Card Member rewards	2,004	2,614
Card Member services	259	558
Salaries and employee benefits	1,408	1,499
Other, net	1,229	1,352
Total expenses	6,722	7,844
Pretax income	1,364	2,266
Income tax provision	291	511
Net income	$1,073	$1,755
Earnings per Common Share (Note 14)(a)
Basic	$1.31	$2.09
Diluted	$1.30	$2.08
Average common shares outstanding for earnings per common share:
Basic	804	825
Diluted	805	827
(a)Represents net income less (i) earnings allocated to participating share awards of $7 million and $11 million for the three months ended September 30, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $16 million and $21 million for the three months ended September 30, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Nine Months Ended September 30 (Millions, except per share amounts)	2020	2019
Revenues
Non-interest revenues
Discount revenue	$14,852	$19,338
Net card fees	3,442	2,965
Other fees and commissions	1,647	2,465
Other	707	1,087
Total non-interest revenues	20,648	25,855
Interest income
Interest on loans	7,543	8,374
Interest and dividends on investment securities	98	138
Deposits with banks and other	155	487
Total interest income	7,796	8,999
Interest expense
Deposits	788	1,206
Long-term debt and other	920	1,457
Total interest expense	1,708	2,663
Net interest income	6,088	6,336
Total revenues net of interest expense	26,736	32,191
Provisions for credit losses
Card Member receivables	1,069	715
Card Member loans	3,416	1,732
Other	356	102
Total provisions for credit losses	4,841	2,549
Total revenues net of interest expense after provisions for credit losses	21,895	29,642
Expenses
Marketing and business development	4,889	5,172
Card Member rewards	5,745	7,717
Card Member services	923	1,671
Salaries and employee benefits	4,152	4,288
Other, net	3,748	4,351
Total expenses	19,457	23,199
Pretax income	2,438	6,443
Income tax provision	741	1,377
Net income	$1,697	$5,066
Earnings per Common Share (Note 14)(a)
Basic	$2.01	$5.97
Diluted	$2.01	$5.95
Average common shares outstanding for earnings per common share:
Basic	805	833
Diluted	806	835
(a)Represents net income less (i) earnings allocated to participating share awards of $10 million and $35 million for the nine months ended September 30, 2020 and 2019, respectively, and (ii) dividends on preferred shares of $65 million and $61 million for the nine months ended September 30, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Net income	$1,073	$1,755	$1,697	$5,066
Other comprehensive income (loss):
Net unrealized debt securities (losses) gains, net of tax	(9)	3	43	46
Foreign currency translation adjustments, net of tax	40	(59)	(159)	(87)
Net unrealized pension and other postretirement benefits, net of tax	8	1	(19)	(23)
Other comprehensive income (loss)	39	(55)	(135)	(64)
Comprehensive income	$1,112	$1,700	$1,562	$5,002
See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents
Cash and due from banks	$2,105	$3,402
Interest-bearing deposits in other banks (includes securities purchased under resale agreements: 2020, $304; 2019, $87)	30,817	20,392
Short-term investment securities	108	138
Total cash and cash equivalents	33,030	23,932
Card Member receivables (includes gross receivables available to settle obligations of a consolidated variable interest entity: 2020, $4,247; 2019, $8,284), less reserves for credit losses: 2020, $422; 2019, $619	40,389	56,794
Card Member loans (includes gross loans available to settle obligations of a consolidated variable interest entity: 2020, $25,219; 2019, $32,230), less reserves for credit losses: 2020, $5,688; 2019, $2,383	63,918	84,998
Other loans, less reserves for credit losses: 2020, $370; 2019, $152	3,144	4,626
Investment securities	22,443	8,406
Premises and equipment, less accumulated depreciation and amortization: 2020, $7,470; 2019, $6,562	4,835	4,834
Other assets (includes restricted cash of consolidated variable interest entities: 2020, $2,065; 2019, $85), less reserves for credit losses: 2020, $85; 2019, $27	19,500	14,731
Total assets	$187,259	$198,321
Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$85,461	$73,287
Accounts payable	8,232	12,738
Short-term borrowings	1,716	6,442
Long-term debt (includes debt issued by consolidated variable interest entities: 2020, $14,582; 2019, $19,668)	44,777	57,835
Other liabilities	25,204	24,948
Total liabilities	$165,390	$175,250
Contingencies (Note 7)
Shareholders’ Equity
Preferred shares, $1.66 2/3 par value, authorized 20 million shares; issued and outstanding 1,600 shares as of September 30, 2020 and December 31, 2019	—	—
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 805 million shares as of September 30, 2020 and 810 million shares as of December 31, 2019	161	163
Additional paid-in capital	11,818	11,774
Retained earnings	12,762	13,871
Accumulated other comprehensive loss
Net unrealized debt securities gains, net of tax of: 2020, $24; 2019, $11	76	33
Foreign currency translation adjustments, net of tax of: 2020, $(242); 2019, $(319)	(2,348)	(2,189)
Net unrealized pension and other postretirement benefits, net of tax of: 2020, $(198); 2019, $(208)	(600)	(581)
Total accumulated other comprehensive loss	(2,872)	(2,737)
Total shareholders’ equity	21,869	23,071
Total liabilities and shareholders’ equity	$187,259	$198,321

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30 (Millions)	2020	2019
Cash Flows from Operating Activities
Net income	$1,697	$5,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	4,841	2,549
Depreciation and amortization	1,115	883
Deferred taxes and other	79	619
Stock-based compensation	175	217
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other assets	(1,432)	(43)
Accounts payable & other liabilities	(4,384)	1,145
Net cash provided by operating activities	2,091	10,436
Cash Flows from Investing Activities
Sale of investment securities	58	—
Maturities and redemptions of investment securities	4,881	5,072
Purchase of investments	(18,977)	(8,917)
Net decrease (increase) in Card Member loans and receivables, and other loans	32,262	(6,071)
Purchase of premises and equipment, net of sales: 2020, $1; 2019, $41	(1,042)	(1,214)
Acquisitions/dispositions, net of cash acquired	—	(270)
Other investing activities	7	148
Net cash provided by (used in) investing activities	17,189	(11,252)
Cash Flows from Financing Activities
Net increase in customer deposits	12,158	3,346
Net decrease in short-term borrowings	(4,737)	(285)
Proceeds from long-term debt	—	12,710
Payments of long-term debt	(13,699)	(13,279)
Issuance of American Express common shares	34	77
Repurchase of American Express common shares and other	(1,026)	(3,463)
Dividends paid	(1,112)	(1,048)
Net cash used in financing activities	(8,382)	(1,942)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	283	304
Net increase (decrease) in cash, cash equivalents and restricted cash	11,181	(2,454)
Cash, cash equivalents and restricted cash at beginning of period	24,446	27,808
Cash, cash equivalents and restricted cash at end of period	$35,627	$25,354

Supplemental cash flow information

Cash, cash equivalents and restricted cash reconciliation	Sep-20	Dec-19	Sep-19	Dec-18
Cash and cash equivalents per Consolidated Balance Sheets	$33,030	$23,932	$24,266	$27,445
Restricted cash included in Other assets per Consolidated Balance Sheets	2,597	514	1,088	363
Total cash, cash equivalents and restricted cash	$35,627	$24,446	$25,354	$27,808

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

Three months ended September 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of June 30, 2020	$21,062	$—	$161	$11,760	$(2,911)	$12,052
Net income	1,073	—	—	—	—	1,073
Other comprehensive income	39	—	—	—	39	—
Other changes, primarily employee plans	59	—	—	58	—	1
Cash dividends declared preferred Series B, $9.98 per share	(7)	—	—	—	—	(7)
Cash dividends declared preferred Series C, $9.20 per share	(9)	—	—	—	—	(9)
Cash dividends declared common, $0.43 per share	(348)	—	—	—	—	(348)
Balances as of September 30, 2020	$21,869	$—	$161	$11,818	$(2,872)	$12,762

Nine months ended September 30, 2020 (Millions, except per share amounts)	Total	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Balances as of December 31, 2019	$23,071	$—	$163	$11,774	$(2,737)	$13,871
Cumulative effect of change in accounting principle - Reserve for Credit Losses (a)	(882)	—	—	—	—	(882)
Net income	1,697	—	—	—	—	1,697
Other comprehensive loss	(135)	—	—	—	(135)	—
Repurchase of common shares	(875)	—	(2)	(105)	—	(768)
Other changes, primarily employee plans	102	—	—	149	—	(47)
Cash dividends declared preferred Series B, $36.44 per share	(27)	—	—	—	—	(27)
Cash dividends declared preferred Series C, $43.99 per share	(38)	—	—	—	—	(38)
Cash dividends declared common, $1.29 per share	(1,044)	—	—	—	—	(1,044)
Balances as of September 30, 2020	$21,869	$—	$161	$11,818	$(2,872)	$12,762
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
Card Member loans by segment and Other loans as of September 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$57,538	$73,266
Global Commercial Services	12,068	14,115
Card Member loans	69,606	87,381
Less: Reserve for credit losses	5,688	2,383
Card Member loans, net	$63,918	$84,998
Other loans, net (b)	$3,144	$4,626
(a)Includes approximately $25.2 billion and $32.2 billion of gross Card Member loans available to settle obligations of a consolidated variable interest entity (VIE) as of September 30, 2020 and December 31, 2019, respectively.
(b)Other loans represent consumer and commercial non-card financing products, and Small Business Administration Paycheck Protection Program (PPP) loans. There were $0.7 billion of gross PPP loans as of September 30, 2020. Other loans are presented net of reserves for credit losses of $370 million and $152 million as of September 30, 2020 and December 31, 2019, respectively.
Card Member receivables by segment as of September 30, 2020 and December 31, 2019 consisted of:

(Millions)	2020	2019
Global Consumer Services Group (a)	$16,093	$22,844
Global Commercial Services (b)	24,718	34,569
Card Member receivables	40,811	57,413
Less: Reserve for credit losses	422	619
Card Member receivables, net	$40,389	$56,794
(a)Includes nil and $8.3 billion of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2020 and December 31, 2019, respectively.
(b)Includes $4.2 billion and nil of gross Card Member receivables available to settle obligations of a consolidated VIE as of September 30, 2020 and December 31, 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Card Member Loans and Receivables Aging
Generally, a Card Member account is considered past due if payment is not received within 30 days after the billing statement date. The following table presents the aging of Card Member loans and receivables as of September 30, 2020 and December 31, 2019:

2020 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$56,833	$174	$141	$390	$57,538
Global Commercial Services
Global Small Business Services	11,880	30	25	77	12,012
Global Corporate Payments (a)	(b)	(b)	(b)	—	56
Card Member Receivables:
Global Consumer Services Group	15,963	36	27	67	16,093
Global Commercial Services
Global Small Business Services	$14,171	$35	$26	$77	$14,309
Global Corporate Payments (a)	(b)	(b)	(b)	$67	$10,409

2019 (Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Card Member Loans:
Global Consumer Services Group	$72,101	$322	$253	$590	$73,266
Global Commercial Services
Global Small Business Services	13,898	56	40	85	14,079
Global Corporate Payments (a)	(b)	(b)	(b)	—	36
Card Member Receivables:
Global Consumer Services Group	22,560	86	58	140	22,844
Global Commercial Services
Global Small Business Services	$17,113	$99	$58	$134	$17,404
Global Corporate Payments (a)	(b)	(b)	(b)	$136	$17,165
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

	2020			2019
	Net Write-Off Rate			Net Write-Off Rate
	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total	Principal Only(a)	Principal, Interest & Fees(a)	30+ Days Past Due as a % of Total
Card Member Loans:
Global Consumer Services Group	2.7%	3.2%	1.2%	2.3%	2.8%	1.6%
Global Small Business Services	2.1%	2.4%	1.1%	1.8%	2.1%	1.3%
Card Member Receivables:
Global Consumer Services Group	2.0%	2.2%	0.8%	1.7%	1.8%	1.4%
Global Small Business Services	2.3%	2.6%	1.0%	1.9%	2.1%	1.7%
Global Corporate Payments	(b)	2.2%	(c)	(b)	(d)	(c)
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
(c)For GCP Card Member receivables, delinquency data is tracked based on days past billing status rather than days past due. Delinquency data for periods other than 90+ days past billing is not available due to system constraints. 90+ Days Past Billing as a % of total was 0.6% and 0.7% for the periods ended September 30, 2020 and 2019, respectively.
(d)Net loss ratio was the credit quality indicator for GCP Card Member receivables for prior periods and represents the ratio of GCP Card Member receivables write-offs, consisting of principal (resulting from authorized transactions) and fee components, less recoveries, on Card Member receivables expressed as a percentage of gross amounts billed to corporate Card Members. The net loss ratio for the nine months ended September 30, 2019 was 0.08%.

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
In response to the COVID-19 pandemic, the United States introduced the Coronavirus Aid, Relief, and Economic Security Act, which among other things provides financial institutions with the option to temporarily suspend (i) certain requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be treated as TDRs and (ii) any determination that a loan modified as a result of the COVID-19 pandemic is a TDR (including impairment for accounting purposes). Based on the nature of our programs, we have not elected the accounting and reporting relief afforded by this guidance and continue to report modifications as TDRs.
In the first quarter of 2020, we created a Customer Pandemic Relief (CPR) program for customers who have been impacted by the COVID-19 pandemic to provide a concession in the form of payment deferrals and waivers of certain fees and interest. We assessed the CPR program and determined that eligible loan modifications were temporary in nature, for example, less than three months, and not considered TDRs. Our short-term CPR programs are no longer widely available with immaterial balances remaining in the program as of September 30, 2020.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide additional information with respect to our impaired loans and receivables as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
			Accounts Classified as a TDR (c)
2020 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$243	$186	$1,479	$209	$2,117	$825
Global Commercial Services	37	45	473	56	611	297
Card Member Receivables:
Global Consumer Services Group	—	—	232	22	254	38
Global Commercial Services	—	—	605	57	662	105
Other Loans(f)	4	1	283	3	291	101
Total	$284	$232	$3,072	$347	$3,935	$1,366

	As of December 31, 2019
			Accounts Classified as a TDR (c)
2019 (Millions)	Over 90 days Past Due & Accruing Interest(a)	Non- Accruals(b)	In Program(d)	Out of Program(e)	Total Impaired Balance	Reserve for Credit Losses - TDRs
Card Member Loans:
Global Consumer Services Group	$384	$284	$500	$175	$1,343	$137
Global Commercial Services	44	54	97	38	233	22
Card Member Receivables:
Global Consumer Services Group	—	—	56	16	72	3
Global Commercial Services	—	—	109	30	139	6
Total	$428	$338	$762	$259	$1,787	$168
(a)Our policy is generally to accrue interest through the date of write-off (typically 180 days past due). We establish reserves for interest that we believe will not be collected. Amounts presented exclude loans classified as a TDR.
(b)Non-accrual loans not in modification programs primarily include certain loans placed with outside collection agencies for which we have ceased accruing interest. Amounts presented exclude loans classified as TDRs.
(c)Accounts classified as a TDR include $31 million and $26 million that are over 90 days past due and accruing interest and $9 million and $10 million that are non-accruals as of September 30, 2020 and December 31, 2019, respectively.
(d)In Program TDRs include accounts that are currently enrolled in a modification program.
(e)Out of Program TDRs include $256 million and $188 million of accounts that have successfully completed a modification program and $91 million and $72 million of accounts that were not in compliance with the terms of the modification programs as of September 30, 2020 and December 31, 2019, respectively.
(f)Other loans primarily represent consumer and commercial non-card financing products. Prior period balances were not significant.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans and Receivables Modified as TDRs
The following table provides additional information with respect to loans and receivables modified as TDRs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	76	$649	14	(b)	216	$1,947	14	(b)
Card Member Receivables	13	231	(c)	18	38	1,049	(c)	19
Other Loans(d)	3	$165	3	17	8	$319	3	16
Total	92	$1,045			262	$3,315

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extensions (# of Months)	Number of Accounts (thousands)	Outstanding Balances (millions)(a)	Average Interest Rate Reduction (% Points)	Average Payment Term Extension (# of Months)
Troubled Debt Restructurings:
Card Member Loans	21	$160	13	(b)	55	$425	13	(b)
Card Member Receivables	2	54	(c)	27	6	144	(c)	27
Total	23	$214			61	$569
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

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$32	11	$84
Card Member Receivables	1	16	3	34
Other Loans (b)	1	1	2	2
Total	6	$49	16	$120

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)	Number of Accounts (thousands)	Aggregated Outstanding Balances Upon Default (millions)(a)
Troubled Debt Restructurings That Subsequently Defaulted:
Card Member Loans	4	$23	9	$59
Card Member Receivables	1	5	3	13
Total	5	$28	12	$72
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
We also estimate the likelihood and magnitude of recovery of previously written off accounts considering how long ago the account was written off and future economic conditions. Our models are developed using historical loss experience covering the economic cycle and consider the impact of account characteristics on expected losses.
Future economic conditions that are incorporated over the R&S Period include multiple macroeconomic scenarios provided to us by an independent third party. Management reviews these economic scenarios quarterly and uses their judgment to weight them in order to reflect the uncertainty surrounding these scenarios. These macroeconomic scenarios contain certain variables, including unemployment rates and real gross domestic product, that are significant to our models.
We also evaluate whether to include qualitative reserves to cover losses that are expected but, in our assessment, may not be adequately represented in the quantitative methods or the economic assumptions. We consider whether to adjust the quantitative reserves (higher or lower) to address possible limitations within the models or factors not included within the models, such as external conditions, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions.
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

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Loans Reserve for Credit Losses
Card Member loans reserve for credit losses increased for the three months ended September 30, 2020, primarily driven by further deterioration of the global macroeconomic outlook and greater weight placed on the downside scenario given continued high levels of uncertainty regarding the pace of recovery, partially offset by improved credit performance.
Card Member loans reserve for credit losses increased for the nine months ended September 30, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, and changes in portfolio mix, partially offset by a decline in outstanding balances.
The following table presents changes in the Card Member loans reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Beginning Balance (a)	$5,628	$2,168	$4,027	$2,134
Provisions (b)	571	604	3,416	1,732
Net write-offs (c)
Principal	(432)	(447)	(1,449)	(1,367)
Interest and fees	(91)	(91)	(301)	(277)
Other (d)	12	(2)	(5)	10
Ending Balance	$5,688	$2,232	$5,688	$2,232
(a)For the nine months ended September 30, 2020, beginning balance includes an increase of $1,643 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal, interest and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Principal write-offs are presented less recoveries of $142 million and $135 million for the three months ended September 30, 2020 and 2019, respectively, and $421 million and $389 million for the nine months ended September 30, 2020 and 2019, respectively. Recoveries of interest and fees were not significant. Amounts include net (write-offs) recoveries from TDRs of $(35) million and $(20) million for the three months September 30, 2020 and 2019, respectively, and $(98) million and $(53) million for the nine months ended September 30, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $13 million and $(6) million for the three months ended September 30, 2020 and 2019, respectively, and $(4) million and $(3) million for the nine months ended September 30, 2020 and 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Card Member Receivables Reserve for Credit Losses
Card Member receivables reserve for credit losses decreased for the three months ended September 30, 2020, primarily driven by improved credit performance.
Card Member receivables reserve for credit losses increased for the nine months ended September 30, 2020, primarily driven by deterioration of the global macroeconomic outlook, including unemployment and GDP, partially offset by a decline in outstanding balances.
The following table presents changes in the Card Member receivables reserve for credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Beginning Balance (a)	$519	$616	$126	$573
Provisions (b)	117	238	1,069	715
Net write-offs (c)	(219)	(231)	(776)	(657)
Other (d)	5	(8)	3	(16)
Ending Balance	$422	$615	$422	$615
(a)For the nine months ended September 30, 2020, beginning balance includes a decrease of $493 million as of January 1, 2020, related to the adoption of the CECL methodology.
(b)Provisions for principal and fee reserve components. Provisions for credit losses includes reserve build (release) and replenishment for net write-offs.
(c)Net write-offs are presented less recoveries of $103 million and $94 million for the three months ended September 30, 2020 and 2019, respectively, and $283 million and $278 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts include net (write-offs) recoveries from TDRs of $(15) million and $(5) million for the three months ended September 30, 2020 and 2019, respectively, and $(31) million and $(11) million, for the nine months ended September 30, 2020 and 2019, respectively.
(d)Primarily includes foreign currency translation adjustments of $3 million and $(6) million for the three months ended September 30, 2020 and 2019, respectively, and $2 million and $(3) million for the nine months ended September 30, 2020 and 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Investment Securities
Investment securities principally include available-for-sale debt securities carried at fair value on the Consolidated Balance Sheets. The CECL methodology, which became effective January 1, 2020, requires us to estimate lifetime expected credit losses for all available-for-sale debt securities in an unrealized loss position. Comparative information continues to be reported in accordance with the methodology in effect for prior periods. When estimating a security’s probability of default and the recovery rate, we assess the security’s credit indicators, including credit ratings. If our assessment indicates that an expected credit loss exists, we determine the portion of the unrealized loss attributable to credit deterioration and record an allowance for the expected credit loss through the Consolidated Statements of Income in Other loans Provision for credit losses. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax. We had accrued interest on our available-for-sale debt securities totaling $54 million and $20 million, as of September 30, 2020 and December 31, 2019, respectively, presented as Other assets on the Consolidated Balance Sheets.
Investment securities also include equity securities carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Income as Other, net expense.
Realized gains and losses are recognized upon disposition of the securities using the specific identification method.
The following is a summary of investment securities as of September 30, 2020 and December 31, 2019:

	2020				2019
Description of Securities (Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
State and municipal obligations	$173	$7	$—	$180	$236	$8	$(1)	$243
U.S. Government agency obligations	8	—	—	8	9	—	—	9
U.S. Government treasury obligations	21,431	89	—	21,520	7,395	35	(1)	7,429
Corporate debt securities	24	—	—	24	27	—	—	27
Mortgage-backed securities (a)	31	3	—	34	39	2	—	41
Foreign government bonds and obligations	577	1	—	578	578	1	—	579
Equity securities (b)	57	44	(2)	99	55	25	(2)	78
Total	$22,301	$144	$(2)	$22,443	$8,339	$71	$(4)	$8,406
(a)Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)Equity securities comprise investments in common stock, exchange-traded funds and mutual funds.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about our available-for-sale debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of September 30, 2020.

	2019
	Less than 12 months		12 months or more
Description of Securities (Millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$18	$(1)	$—	$—
U.S. Government treasury obligations	—	—	324	(1)
Total	$18	$(1)	$324	$(1)
The following table summarizes the gross unrealized losses by ratio of fair value to amortized cost as of December 31, 2019. There were no available-for-sale debt securities with gross unrealized losses as of September 30, 2020.

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost (Dollars in millions)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2019:
90%–100%	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Total as of December 31, 2019	2	$18	$(1)	3	$324	$(1)	5	$342	$(2)
Contractual maturities for investment securities with stated maturities as of September 30, 2020 were as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year	$14,313	$14,326
Due after 1 year but within 5 years	7,618	7,680
Due after 5 years but within 10 years	181	201
Due after 10 years	132	137
Total	$22,244	$22,344
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
The Trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue debt securities that are collateralized by the underlying Card Member loans and receivables. We perform the servicing and key decision making for the Trusts, and therefore have the power to direct the activities that most significantly impact the Trusts’ economic performance, which are the collection of the underlying Card Member loans and receivables. In addition, we hold all of the variable interests in both Trusts, with the exception of the debt securities issued to third-party investors. As of September 30, 2020 and December 31, 2019, our ownership of variable interests was $10.9 billion and $12.9 billion, respectively, for the Lending Trust and $4.3 billion and $8.3 billion, respectively, for the Charge Trust. These variable interests held by us provide us with the right to receive benefits and the obligation to absorb losses, which could be significant to both the Lending Trust and the Charge Trust. Based on these considerations, we are the primary beneficiary of the Trusts and therefore consolidate the Trusts.
The following table provides information on the restricted cash held by the Trusts as of September 30, 2020 and December 31, 2019, included in Other assets on the Consolidated Balance Sheets:

(Millions)	2020	2019
Lending Trust	$2,065	$85
Charge Trust	—	—
Total	$2,065	$85
These amounts relate to collections of Card Member loans and receivables to be used by the Trusts to fund future expenses and obligations, including interest on debt securities, credit losses and upcoming debt maturities.
Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain triggering events associated with the performance of the assets of each Trust could result in payment of trust expenses, establishment of reserve funds, or, in a worst-case scenario, early amortization of debt securities. During the nine months ended September 30, 2020 and the year ended December 31, 2019, no such triggering events occurred.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Customer Deposits
As of September 30, 2020 and December 31, 2019, customer deposits were categorized as interest-bearing or non-interest-bearing as follows:

(Millions)	2020	2019
U.S.:
Interest-bearing	$83,963	$72,445
Non-interest-bearing (includes Card Member credit balances of: 2020, $701; 2019, $389)	726	415
Non-U.S.:
Interest-bearing	20	23
Non-interest-bearing (includes Card Member credit balances of: 2020, $749; 2019, $401)	752	404
Total customer deposits	$85,461	$73,287
Customer deposits by deposit type as of September 30, 2020 and December 31, 2019 were as follows:

(Millions)	2020	2019
U.S. retail deposits:
Savings accounts – Direct	$60,370	$46,394
Certificates of deposit:
Direct	2,592	1,854
Third-party (brokered)	6,899	8,076
Sweep accounts – Third-party (brokered)	14,102	16,121
Other deposits:
U.S. non-interest bearing deposits	25	26
Non-U.S. deposits	23	26
Card Member credit balances ― U.S. and non-U.S.	1,450	790
Total customer deposits	$85,461	$73,287
The scheduled maturities of certificates of deposit as of September 30, 2020 were as follows:

(Millions)	U.S.	Non-U.S.	Total
2020	$1,612	$3	$1,615
2021	3,744	5	3,749
2022	3,013	1	3,014
2023	644	—	644
2024	274	—	274
After 5 years	204	—	204
Total	$9,491	$9	$9,500
As of September 30, 2020 and December 31, 2019, certificates of deposit in denominations of $250,000 or more, in the aggregate, were as follows:

(Millions)	2020	2019
U.S.	$966	$622
Non-U.S.	1	4
Total	$967	$626

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
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. An amended complaint was filed on July 15, 2016. On September 30, 2016, the court denied our motion to dismiss as to claims brought by merchants who do not accept American Express cards, and on May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs' motion for class certification.
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
We have an accrual of $17 million related to these exposures as of September 30, 2020. To date, we have not experienced significant losses related to these exposures; however, our historical experience may not be representative in the current environment given the economic and financial disruptions caused by the COVID-19 pandemic and resulting containment measures. A reasonable possible loss related to these exposures in excess of the recorded accrual cannot be quantified as the Card Member purchases that may include or result in claims are not sufficiently estimable, although we believe our risk of loss has increased in the current environment.

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
In relation to our credit risk, certain of our bilateral derivative agreements include provisions that allow our counterparties to terminate the agreement in the event of a downgrade of our debt credit rating below investment grade and settle the outstanding net liability position. As of September 30, 2020, these derivatives were not in a significant net liability position. Based on our assessment of the credit risk of our derivative counterparties and our own credit risk as of September 30, 2020 and December 31, 2019, no credit risk adjustment to the derivative portfolio was required.
A majority of our derivative assets and liabilities as of September 30, 2020 and December 31, 2019 are subject to master netting agreements with our derivative counterparties. We present derivative assets and liabilities subject to enforceable netting arrangements with the same counterparty on a net basis on the Consolidated Balance Sheets.
The following table summarizes the total fair value, excluding interest accruals, of derivative assets and liabilities as of September 30, 2020 and December 31, 2019:

	Other Assets Fair Value		Other Liabilities Fair Value
(Millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Fair value hedges - Interest rate contracts (a)	$565	$185	$—	$—
Net investment hedges - Foreign exchange contracts	150	24	134	186
Total derivatives designated as hedging instruments	715	209	134	186
Derivatives not designated as hedging instruments:
Foreign exchange contracts	164	134	182	254
Total derivatives, gross	879	343	316	440
Derivative asset and derivative liability netting (b)	(158)	(90)	(158)	(90)
Cash collateral netting (c)(d)	(566)	(185)	(17)	(9)
Total derivatives, net	$155	$68	$141	$341
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
(d)We posted $42 million and $47 million as of September 30, 2020 and December 31, 2019, respectively, as initial margin on our centrally cleared interest rate swaps; such amounts are recorded within Other assets on the Consolidated Balance Sheets and are not netted against the derivative balances.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hedges
We are exposed to interest rate risk associated with our fixed-rate debt obligations. At the time of issuance, certain fixed-rate long-term debt obligations are designated in fair value hedging relationships, using interest rate swaps, to economically convert the fixed interest rate to a floating interest rate. We have $15.8 billion and $22.6 billion of fixed-rate debt obligations designated in fair value hedging relationships as of September 30, 2020 and December 31, 2019, respectively.
The following table presents the gains and losses recognized in Interest expense on the Consolidated Statements of Income associated with the fair value hedges of our fixed-rate long-term debt for the three and nine months ended September 30:

	Gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Fixed-rate long-term debt	$96	$(123)	$(497)	$(563)
Derivatives designated as hedging instruments	(97)	127	504	571
Total	$(1)	$4	$7	$8
The carrying values of the hedged liabilities, recorded within Long-term debt on the Consolidated Balance Sheets, were $16.5 billion and $22.7 billion as of September 30, 2020 and December 31, 2019, respectively, including the cumulative amount of fair value hedging adjustments of $714 million and $217 million for the respective periods.
We recognized a net decrease of $81 million and a net increase of $28 million in Interest expense on Long-term debt for the three months ended September 30, 2020 and 2019, respectively, and a net decrease of $183 million and a net increase of $102 million for the nine months ended September 30, 2020, and 2019, respectively, primarily related to the net settlements (interest accruals) on our interest rate derivatives designated as fair value hedges.
Net Investment Hedges
We had notional amounts of approximately $10.1 billion and $9.8 billion of foreign currency derivatives designated as net investment hedges as of September 30, 2020 and December 31, 2019, respectively. The gain or loss on net investment hedges, net of taxes, recorded in AOCI as part of the cumulative translation adjustment, was a loss of $170 million and a gain of $138 million for the three months ended September 30, 2020 and 2019, respectively, and gains of $223 million and $63 million for the nine months ended September 30, 2020 and 2019, respectively. Net investment hedge reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes, were nil for both the three months ended September 30, 2020 and 2019, a gain of $1 million and nil for the nine months ended September 30, 2020 and 2019, respectively.
Derivatives Not Designated as Hedges
The changes in the fair value of derivatives that are not designated as hedges are intended to offset the related foreign exchange gains or losses of the underlying foreign currency exposures. The changes in the fair value of the derivatives and the related underlying foreign currency exposures resulted in net gains of $4 million and $25 million for the three months ended September 30, 2020 and 2019, respectively, and net gains of $22 million and $52 million for the nine months ended September 30, 2020 and 2019, respectively, that are recognized in Other, net expenses in the Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Fair Values
Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s fair value hierarchy, as of September 30, 2020 and December 31, 2019

	2020				2019
(Millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities: (a)
Equity securities	$99	$98	$1	$—	$78	$77	$1	$—
Debt securities	22,344	—	22,344	—	8,328	—	8,328	—
Derivatives, gross (a)	879	—	879	—	343	—	343	—
Total Assets	23,322	98	23,224	—	8,749	77	8,672	—
Liabilities:
Derivatives, gross (a)	316	—	316	—	440	—	440	—
Total Liabilities	$316	$—	$316	$—	$440	$—	$440	$—
(a)Refer to Note 4 for the fair values of investment securities and to Note 8 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Financial Liabilities Carried at Other Than Fair Value
The following table summarizes the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019. The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2020 and December 31, 2019, and require management’s judgment. These figures may not be indicative of future fair values, nor can the fair value of American Express be estimated by aggregating the amounts presented.

	Carrying Value	Corresponding Fair Value Amount
2020 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$33	$33	$32	$1	$—
Other financial assets (b)	45	45	—	45	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	67	72	—	—	72

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	95	95	—	95	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	9	10	—	10	—
Long-term debt (c)	$45	$47	$—	$47	$—

	Carrying Value	Corresponding Fair Value Amount
2019 (Billions)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents (a)	$24	$24	$23	$1	$—
Other financial assets (b)	60	60	—	60	—
Financial assets carried at other than fair value
Card Member and Other loans, less reserves (c)	90	91	—	—	91

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value	92	92	—	92	—
Financial liabilities carried at other than fair value
Certificates of deposit (d)	10	10	—	10	—
Long-term debt (c)	$58	$60	$—	$60	$—
(a)Level 2 amounts reflect time deposits and short-term investments.
(b)Balances include Card Member receivables (including fair values of Card Member receivables of $4.2 billion and $8.2 billion held by a consolidated VIE as of September 30, 2020 and December 31, 2019, respectively), other receivables, restricted cash and other miscellaneous assets.
(c)Balances include amounts held by a consolidated VIE for which the fair values of Card Member loans were $25.1 billion and $32.0 billion as of September 30, 2020 and December 31, 2019, respectively, and the fair values of Long-term debt were $14.9 billion and $19.8 billion as of September 30, 2020 and December 31, 2019, respectively.
(d)Presented as a component of Customer deposits on the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
We have certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if they are determined to be impaired or where there are observable price changes for equity investments without readily determinable fair values. During the nine months ended September 30, 2020 and the year ended December 31, 2019, we did not have any material assets that were measured at fair value due to impairment and there were no material fair value adjustments for equity investments without readily determinable fair values.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees
The maximum potential undiscounted future payments and related liability resulting from guarantees and indemnifications provided by us in the ordinary course of business were $1 billion and $23 million, respectively, as of September 30, 2020, and $1 billion and $29 million, respectively, as of December 31, 2019, all of which were primarily related to our real estate and business dispositions.
To date, we have not experienced any significant losses related to guarantees or indemnifications. Our recognition of these instruments is at fair value. In addition, we establish reserves when a loss is probable and the amount can be reasonably estimated.
11. Changes in Accumulated Other Comprehensive Income
AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component for the three and nine months ended September 30, 2020 and 2019 were as follows:

Three Months Ended September 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2020	$85	$(2,388)	$(608)	$(2,911)
Net unrealized losses	(9)	—	—	(9)
Net translation gains on investments in foreign operations	—	210	—	210
Net losses related to hedges of investments in foreign operations	—	(170)	—	(170)
Pension and other postretirement benefits	—	—	8	8
Net change in accumulated other comprehensive (loss) income	(9)	40	8	39
Balances as of September 30, 2020	$76	$(2,348)	$(600)	$(2,872)

Nine Months Ended September 30, 2020 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2019	$33	$(2,189)	$(581)	$(2,737)
Net unrealized gains	43	—	—	43
Decrease due to amounts reclassified into earnings	—	(3)	—	(3)
Net translation losses on investments in foreign operations	—	(379)	—	(379)
Net gains related to hedges of investments in foreign operations	—	223	—	223
Pension and other postretirement benefits	—	—	(19)	(19)
Net change in accumulated other comprehensive income (loss)	43	(159)	(19)	(135)
Balances as of September 30, 2020	$76	$(2,348)	$(600)	$(2,872)

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of June 30, 2019	$35	$(2,161)	$(480)	$(2,606)
Net unrealized gains	3	—	—	3
Net translation losses on investments in foreign operations	—	(197)	—	(197)
Net gains related to hedges of investments in foreign operations	—	138	—	138
Pension and other postretirement benefits	—	—	1	1
Net change in accumulated other comprehensive income (loss)	3	(59)	1	(55)
Balances as of September 30, 2019	$38	$(2,220)	$(479)	$(2,661)

Nine Months Ended September 30, 2019 (Millions), net of tax	Net Unrealized Gains (Losses) on Debt Securities	Foreign Currency Translation Adjustment Gains (Losses)	Net Unrealized Pension and Other Postretirement Benefit Gains (Losses)	Accumulated Other Comprehensive (Loss) Income
Balances as of December 31, 2018	$(8)	$(2,133)	$(456)	$(2,597)
Net unrealized gains	46	—	—	46
Net translation losses on investments in foreign operations	—	(150)	—	(150)
Net gains related to hedges of investments in foreign operations	—	63	—	63
Pension and other postretirement benefits	—	—	(23)	(23)
Net change in accumulated other comprehensive income (loss)	46	(87)	(23)	(64)
Balances as of September 30, 2019	$38	$(2,220)	$(479)	$(2,661)

The following table shows the tax impact for the three and nine months ended September 30 for the changes in each component of AOCI presented above:

	Tax expense (benefit)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Net unrealized debt securities	$(3)	$1	$13	$14
Net translation on investments in foreign operations	(14)	(4)	10	11
Net hedges on investments in foreign operations	(57)	45	67	23
Pension and other postretirement benefits	(1)	2	10	(5)
Total tax impact	$(75)	$44	$100	$43
Reclassifications out of AOCI into the Consolidated Statements of Income associated with the sale or liquidation of a business, net of taxes, were nil for both the three months ended September 30, 2020 and 2019, and a gain of $3 million and nil for the nine months ended September 30, 2020 and 2019, respectively.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Fees and Commissions and Other Expenses
The following is a detail of Other fees and commissions for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Fees charged to Card Members:
Delinquency fees	$159	$257	$615	$763
Foreign currency conversion fee revenue	86	252	336	732
Other customer fees:
Loyalty coalition-related fees	112	106	309	329
Travel commissions and fees	19	108	84	337
Service fees and other (a)	102	102	303	304
Total Other fees and commissions	$478	$825	$1,647	$2,465
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
The following is a detail of Other expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2020	2019	2020	2019
Occupancy and equipment	$577	$544	$1,690	$1,569
Professional services	421	491	1,266	1,497
Other (a)	231	317	792	1,285
Total Other expenses	$1,229	$1,352	$3,748	$4,351
(a)Other expense primarily includes general operating expenses, unrealized gains and losses on certain equity investments, communication expenses, Card Member and merchant-related fraud losses, non-income taxes, foreign currency-related gains and losses, and litigation expenses.
13. Income Taxes
The effective tax rate was 21.3 percent and 22.6 percent for the three months ended September 30, 2020 and 2019, respectively, and 30.4 percent and 21.4 percent for the nine months ended September 30, 2020 and 2019, respectively. The decline in the effective tax rate for the three month period primarily reflected changes in the level and geographic mix of pretax income. The increase in the effective tax rate for the nine month period primarily reflected the impact of discrete tax charges in the current period related to the realizability of certain foreign deferred tax assets.
We are under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which we have significant business operations. The tax years under examination and open for examination vary by jurisdiction. We are currently under examination by the IRS for the 2017 and 2018 tax years.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $106 million, principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the deductibility of certain expenses or losses and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $106 million of unrecognized tax benefits, approximately $90 million relates to amounts that, if recognized, would impact the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Earnings Per Common Share (EPS)
The computations of basic and diluted EPS for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Basic and diluted:
Net income	$1,073	$1,755	$1,697	$5,066
Preferred dividends	(16)	(21)	(65)	(61)
Net income available to common shareholders	$1,057	$1,734	$1,632	$5,005
Earnings allocated to participating share awards (a)	(7)	(11)	(10)	(35)
Net income attributable to common shareholders	$1,050	$1,723	$1,622	$4,970
Denominator: (a)
Basic: Weighted-average common stock	804	825	805	833
Add: Weighted-average stock options (b)	1	2	1	2
Diluted	805	827	806	835

Basic EPS	$1.31	$2.09	$2.01	$5.97
Diluted EPS	$1.30	$2.08	$2.01	$5.95
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
(b)The dilutive effect of unexercised stock options excludes from the computation of EPS 0.9 million and nil of options for the three months ended September 30, 2020 and 2019, respectively, and 0.6 million and 0.3 million of options for the nine months ended September 30, 2020 and 2019, respectively, because inclusion of the options would have been anti-dilutive.

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
The following table presents certain selected financial information for our reportable operating segments and Corporate & Other as of or for the three and nine months ended September 30:

Three Months Ended September 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$3,517	$2,327	$1,111	$(78)	$6,877
Revenue from contracts with customers (b)	2,364	1,969	1,053	(6)	5,380
Interest income	1,916	351	4	53	2,324
Interest expense	242	139	(18)	87	450
Total revenues net of interest expense	5,191	2,539	1,133	(112)	8,751
Net income (loss)	$855	$220	$263	$(265)	$1,073
Total assets (billions)	$81	$40	$12	$54	$187

Nine Months Ended September 30, 2020 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$10,343	$7,129	$3,376	$(200)	$20,648
Revenue from contracts with customers (b)	6,893	5,993	3,168	(21)	16,033
Interest income	6,298	1,252	14	232	7,796
Interest expense	842	493	(60)	433	1,708
Total revenues net of interest expense	15,799	7,888	3,450	(401)	26,736
Net income (loss)	$1,583	$198	$746	$(830)	$1,697
Total assets (billions)	$81	$40	$12	$54	$187

Three Months Ended September 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$4,226	$3,070	$1,471	$19	$8,786
Revenue from contracts with customers (b)	3,047	2,668	1,337	(1)	7,051
Interest income	2,402	485	6	187	3,080
Interest expense	437	262	(74)	252	877
Total revenues net of interest expense	6,191	3,293	1,551	(46)	10,989
Net income (loss)	$991	$568	$523	$(327)	$1,755
Total assets (billions)	$99	$54	$17	$24	$194

Nine Months Ended September 30, 2019 (Millions, except where indicated)	GCSG	GCS	GMNS	Corporate & Other (a)	Consolidated
Total non-interest revenues	$12,331	$9,055	$4,398	$71	$25,855
Revenue from contracts with customers (b)	8,931	7,874	4,017	5	20,827
Interest income	6,971	1,407	22	599	8,999
Interest expense	1,318	787	(241)	799	2,663
Total revenues net of interest expense	17,984	9,675	4,661	(129)	32,191
Net income (loss)	$2,826	$1,641	$1,658	$(1,059)	$5,066
Total assets (billions)	$99	$54	$17	$24	$194
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
Interest Rate Risk
We analyze a variety of interest rate scenarios in response to changes in balance sheet composition, market conditions, and other factors. As of September 30, 2020, the composition of the balance sheet shifted substantially compared to December 31, 2019. There was a substantial net reduction in total fixed rate assets within Card Member loans, Card Member receivables and investment securities, and an increase in floating rate assets such as cash and cash equivalents. Largely as a result of this change in balance sheet composition, the adverse impact of changes in market interest rates on our net interest income has been significantly lowered since December 31, 2019. A hypothetical, immediate 100 basis point increase or decrease in market interest rates would have a detrimental effect of no greater than $70 million on our annual net interest income, based on the balance sheet as of September 30, 2020. The detrimental impact from rate changes is measured by instantaneously increasing or decreasing the anticipated future interest rates by 100 basis points, using a static asset liability gapping model. Our estimated repricing risk assumes that our interest-rate sensitive assets and liabilities that reprice within the twelve-month horizon generally reprice by the same magnitude as benchmark rate changes, and these benchmark rates do not fall below zero percent. It is further assumed that, within our interest-rate sensitive liabilities, certain deposits reprice at lower magnitudes than benchmark rate movements, and the magnitude of this repricing in turn depends on, among other factors, the direction of rate movements. These assumptions are consistent with historical deposit repricing experience in the industry and within our own portfolio. Actual changes in our net interest income will depend on many factors, and therefore may differ from our estimated risk to changes in market interest rates.
Foreign Exchange Risk
With respect to earnings denominated in foreign currencies, the adverse impact of a hypothetical 10 percent strengthening of the U.S. dollar would have been approximately $38 million and $173 million on our pretax income for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
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
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the First Quarter Form 10-Q). The information included in the "Risk Factors" section of the First Quarter Form 10-Q is incorporated by reference herein. The risks and uncertainties that we face are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment and stimulus measures, continued outbreaks and increasing rates of infection, and the related impacts to economic and operating conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)   ISSUER PURCHASES OF SECURITIES
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	—	—	N/A	N/A

August 1-31, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	11,983	$94.65	N/A	N/A

September 1-30, 2020
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	—	—	N/A	N/A

Total
Repurchase program(a)	—	$—	—	102,171,653
Employee transactions(b)	11,983	$94.65	N/A	N/A
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
In 2020, we became aware of credit card accounts opened with American Express International, Inc. (Hong Kong branch) by the Acting Consul General of the Iranian Consulate in Hong Kong, and his predecessor, the now-former Consul General. We believe these cards were used only for personal expenses. The Acting Consul General had two cards, both of which were opened in 2018 and one of which was closed by client request on or about April 3, 2019, and the other of which was cancelled by us on or about June 16, 2020. The former Consul General’s card was issued in January 2019 and cancelled by us on or about March 13, 2019. We had negligible gross revenues and net profits attributable to these accounts. As all of the accounts were cancelled, we do not intend to continue to engage in this activity.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 23, 2020	By	/s/ Jeffrey C. Campbell
Jeffrey C. Campbell Chief Financial Officer

Date: October 23, 2020	By	/s/ Jessica Lieberman Quinn
Jessica Lieberman Quinn Executive Vice President and Corporate Controller (Principal Accounting Officer)